Form 10-Q
period 1995-03-31
TRICO BANCSHARES
filed 1995-05-09
CIK 356171

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    Form 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1995               Commission file number 0-10661
                  --------------                                      -------

                                TRICO BANCSHARES
                                ----------------
             (Exact name of registrant as specified in its charter)


         California                                      94-2792841
- ------------------------------                       -------------------
(State or other jurisdiction                          (I.R.S. Employer
incorporation or organization)                       Identification No.)

              15 Independence Circle, Chico, California       95926
              -----------------------------------------------------
            (Address of principal executive offices)      (Zip code)

Registrant's telephone number, including area code                 916/898-0300
                                                                   ------------

    -------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes     X               No
                                  -------                -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class:  Common stock, no par value

Outstanding shares as of May 5, 1995:  3,519,207

                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)


                                                        MARCH 31,    DECEMBER 31,
                                                       ----------    ------------
                                                          1995           1994
                                                          ----           ----
Assets:
Cash and due from banks                                 $ 25,125       $ 39,709
Securities held-to-maturity
 (approximate market value $133,977 and $131,649)        141,688        143,788
Securities available-for-sale, net of
 unrealized gain(loss) of $(3,063) and $(5,343)           73,855         74,706
Loans, net of allowance for loan losses
  of $(5,596) and $(5,608)                               291,114        301,742
Premises and equipment, net                               13,288         13,198
Investment in real estate properties                       1,173          1,173
Other real estate owned                                    1,760          1,877
Accrued interest receivable                                4,149          4,748
Other assets                                              12,247         12,893
                                                        --------       --------
    Total assets                                        $564,399       $593,834
                                                        --------       --------
                                                        --------       --------

Liabilities:
Deposits
 Noninterest-bearing demand                             $ 70,101       $ 88,957
 Interest-bearing demand                                  80,503         80,657
 Savings                                                 179,833        190,800
Time certificates                                        159,267        130,758
                                                        --------       --------
    Total deposits                                       489,704        491,172
Accrued interest payable and other liabilities             7,397          5,475
Short term borrowings                                          0         30,457
Long term borrowings                                      16,488         18,499
                                                        --------       --------

    Total liabilities                                    513,589        545,603

Shareholders' equity:
Preferred stock                                            3,899          3,899
Common stock                                              43,656         43,552
Retained earnings                                          5,661          4,488
Unrealized loss on securities available-for-sale          (2,406)        (3,708
                                                        --------       --------

    Total shareholders' equity                            50,810         48,231
                                                        --------       --------

    Total liabilities and shareholders' equity          $564,399       $593,834
                                                        --------       --------
                                                        --------       --------

                                TRICO BANCSHARES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                 (in thousands except earnings per common share)

                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                          --------------------
                                                           1995           1994
                                                           ----           ----
Interest income:
  Interest and fees on loans                             $ 8,037        $ 7,078
  Interest on investment
    securities-taxable                                     3,130          2,856
  Interest on investment
    securities-tax exempt                                     44             61
  Interest on federal funds sold                              90             31
                                                         -------        -------
    Total interest income                                 11,301         10,026
                                                         -------        -------

Interest expense:
  Interest on deposits                                     3,750          3,464
  Interest on federal funds purchased                         10             20
  Interest on other borrowings                               613            123
                                                         -------        -------
    Total interest expense                                 4,373          3,607
                                                         -------        -------

    Net interest income                                    6,928          6,419

Provision for loan losses                                     40             15
                                                         -------        -------
  Net interest income after
    provision for loan losses                              6,888          6,404

Noninterest income:
  Service charges and fees                                 1,021            818
  Other income                                               442            337
  Securities gains (losses), net                             (31)           (58)
                                                         -------        -------
    Total noninterest income                               1,432          1,097
                                                         -------        -------

Noninterest expenses:
  Salaries and related expenses                            2,810          2,563
  Other, net                                               2,746          2,678
                                                         -------        -------
    Total noninterest expenses                             5,556          5,241
                                                         -------        -------

Net income before income taxes                             2,764          2,260

  Income taxes                                             1,134            927
                                                         -------        -------

    Net income                                             1,630          1,333

Preferred stock dividends                                    105            105
                                                         -------        -------
Net income available to
 common shareholders                                       1,525          1,228

Primary earnings per common share                        $  0.41        $  0.33
                                                         -------        -------
                                                         -------        -------
Fully diluted earnings per common share                  $  0.41        $  0.33
                                                         -------        -------
                                                         -------        -------

                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)
                     (in thousands, except number of shares)


                                     PREFERRED STOCK               COMMON STOCK                           UNREALIZED
                                  ---------------------      ------------------------                     SECURITIES
                                   NUMBER                     NUMBER                         RETAINED       HOLDING
                                  OF SHARES      AMOUNT      OF SHARES        AMOUNT         EARNINGS     GAIN (LOSS)        TOTAL
                                  ---------      ------      ---------       --------        --------     -----------       -------
Balance,
  December 31, 1994                8,000         $3,899      3,513,707        $43,552         $4,488        $(3,708)         48,231

Exercise common stock
  option                               0              0          5,500             52              0              0             52

Preferred stock cash
  dividend                             0              0              0              0           (105)             0           (105)

Common stock cash
  dividends                            0              0              0              0           (352)             0           (352)

Change in unrealized loss
  on securities                        0              0              0              0              0          1,302          1,302

Stock option amortization              0              0              0             52              0              0             52

Net income, March 31, 1995             0              0              0              0          1,630              0          1,630
                                  ------        -------     ----------       --------        -------       --------       --------
Balance,
  March 31, 1995                   8,000         $3,899      3,519,207        $43,656         $5,661        $(2,406)       $50,810
                                  ------        -------     ----------       --------        -------       --------       --------
                                  ------        -------     ----------       --------        -------       --------       --------

                                TRICO BANCSHARES
                        CONDENSED CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                 (in thousands)

                                                                          FOR THE THREE MONTHS
                                                                             ENDED MARCH 31,
                                                                          --------------------
                                                                          1995           1994
                                                                          ----           ----
Operating activities:
Net income                                                              $  1,630       $  1,333
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Provision for loan losses                                                 40             15
    Provision for losses on other real estate owned                            0              0
    Provision for real estate losses                                           0              0
    Depreciation and amortization                                            386            320
    Amortization of investment security discounts                             39            115
    Deferred income taxes                                                    279            (31)
    Investment security (gains) losses (net)                                  31             58
    (Gain) loss on sale of OREO (net)                                        (99)             0
    (Gain) loss on sale of loans (net)                                       (12)             0
    Origination of loans held for sale                                    (2,512)        (1,982)
    Proceeds from loan sales                                               2,155          3,980
    Amortization of stock options                                             52             83
    (Increase) decrease in interest receivable                               599           (356)
    Increase (decrease) in interest payable                                1,000             60
    (Increase) decrease in other assets and liabilities                      212          4,476
                                                                         -------        -------
      Net cash provided by operating activities                            3,800          8,071

Investing activities:
    Proceeds from maturities of securities held-to-maturity                2,096              0
    Proceeds from maturities of securities available-for-sale              4,181         17,342
    Proceeds from sales of securities available-for-sale                   1,972         14,405
    Purchases of securities available-for-sale                            (3,042)       (60,897)
    Net (increase) decrease in loans                                      10,651         12,432
    Purchases of premises and equipment                                     (423)          (438)
    Proceeds from sale of real estate properties                               0            647
    Proceeds from the sale of OREO                                           522              0
                                                                         -------        -------
      Net cash used by investing activities                               15,957        (16,509)

Financing activities:
    Net increase (decrease) in deposits                                   (1,468)        (4,713)
    Repayment of repurchase agreements                                   (30,457)             0
    Borrowings under long-term debt agreements                                 0         11,389
    Payments of principal on long-term debt agreements                    (2,011)             0
    Redemption of Preferred Stock                                              0              0
    Cash dividends - Preferred                                              (105)          (105)
    Cash dividends - Common                                                 (352)          (301)
    Sale of Common Stock                                                      52            143
                                                                         -------        -------
                                                                         -------        -------
      Net cash provided by financing activities                          (34,341)         6,413
                                                                         -------        -------

      Increase (decrease) in cash and cash equivalents                   (14,584)        (2,025)
      Cash and cash equivalents at beginning of year                      39,709         42,922
                                                                         -------        -------
      Cash and cash equivalents at end of year                          $ 25,125       $ 40,897
                                                                         -------        -------
                                                                         -------        -------
Supplemental information:
    Cash paid for taxes                                                 $    315       $    612
    Cash paid for interest expense                                      $  3,373       $  3,547

                    Item 1.  NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC) and in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading.

The interim results for the three months ended March 31, 1995 and 1994 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended
December 31, 1994.

Certain reclassifications have been made to the prior year's financial statements in order to conform with the classifications of the March 31,1995 financial statements.


NOTE B - IMPAIRED LOANS AND TROUBLED DEBT RESTRUCTURINGS

As of January 1, 1995, the Company adopted the FASB Statement of Financial Accounting Standards No 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, (SFAS 114) and SFAS 118, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN - INCOME RECOGNITION AND DISCLOSURES. SFAS 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

The Company had previously measured the allowance for loan losses using methods similar to those prescribed in SFAS 114. As a result of adopting these statements, no additional allowance for loan losses was required as of January 1, 1995.

As of March 31, 1995, the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS 114 are as follows:


                                           RECORDED       VALUATION
                                          INVESTMENT      ALLOWANCE
                                                (IN THOUSANDS)
Impaired Loans -
  Valuation allowance required              $  206         $  127
  No valuation allowance required            2,230              -
                                           -------        -------
    Total impaired loans                    $2,436         $  127
                                           -------        -------
                                           -------        -------

The valuation allowance related to impaired loans under SFAS 114 is included in the allowance for loan losses on the consolidated balance sheet at March 31, 1995. The average recorded investment in impaired loans for the three months ended March 31, 1995 was $1,724,000.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of $27,000 for the three months ended March 31, 1995.

                Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As TriCo Bancshares (the "Company" ) has not commenced any business operations independent of Tri Counties Bank (the "Bank"), the following discussion pertains primarily to the Bank. Average balances, including such balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company. Unless otherwise stated, interest income and net interest income are presented on a tax equivalent basis.

OVERVIEW

The Company had earnings of $1,630,000 for the first quarter ended March 31, 1995 versus $1,333,000 in the prior year. The higher 1995 first quarter earnings reflected improved performance in both net interest income and noninterest income from the year earlier period. Net interest income increased $496,000 or 7.7% to $6,960,000. Noninterest income increased $335,000 or 30.5%
to $1,432,000.

Net interest income benefited from an increase in interest income due to higher interest rates as well as higher average balances of loans, securities and Federal funds sold. Overall, interest income increased $1,262,000 or 12.5% to $11,333,000. The major portion of the increase was due to a 73 basis point increase in yields to 8.45% from the year earlier period. The increase in interest income was offset in part by an increase in interest expense. The Bank had a higher volume of interest bearing liabilities. These liabilities paid interest at an average rate of 3.86% which was a 61 basis point increase over the prior year. The higher interest rates paid accounted for most of the increase in interest expense. Net interest margin for the quarter was 5.19% versus 4.96% in the first quarter of 1994.

Service charges and fee income contributed 60% of the increase in noninterest income. Various fees and services contributed to the increase. Other income increased $105,000 or 31.2%. Gains in the income from the sale of annuities and mutual funds and OREO property contributed to the increase. Lower activity levels in mortgage lending contributed to a reduction in earnings from the sale of loans.

Noninterest expense increased $315,000 or 6.0%. Employee salaries and benefits accounted for 78.4% of this increase. Normal salary progression and sales incentives contributed to the increase.

Assets of the Company at March 31, 1994 were $564,399,000 which was a decrease from $587,133,000 a year ago. Loan balances increased slightly in the first quarter. Management matched investment maturities and Federal funds sold positions with decreases in deposit totals. By first quarter end 1995, Management had also paid off all short term borrowings. In shareholders' equity, the unrealized loss on securities increased $684,000 to $2,406,000 from the year ago level. However, due to favorable changes in long term interest rates, this unrealized loss decreased $1,302,000 from the December 31,1994 balance.

The Bank opened its first supermarket branch in March 1994. Since then three other branches were also opened. At March 31, 1995 these four branches had deposits in excess of $22,000,000 in over 5,000 accounts. The Bank has a contract with Albertson's Inc. to open branches in some of their stores located north and east of Sacramento. The first one will be in Chico and is targeted to open in July of this year. The Bank plans to open two other locations in 1995. Establishment of supermarket branches is subject to the approval of the California State Banking Department. Management views the supermarket branches as a long term growth strategy. It appears that it will take 18 to 24 months for each branch to reach a break even operating level.

At March 31, 1995 TriCo Bancshares had a leverage ratio of 9.4% based on ending assets, a Tier 1 capital ratio of 14.3% and a total risk-based capital ratio of 15.5%.

The following table provides a summary of the major elements of income and expense for the first quarter of 1995 compared with the first quarter of 1994.

                                TRICO BANCSHARES
                              CONDENSED COMPARATIVE
                                INCOME STATEMENT
                (in thousands, except earnings per common share)


                                                 THREE MONTHS
                                                ENDED MARCH 31,
                                            1995           1994         PERCENTAGE
                                            ----           ----           CHANGE
                                             (IN THOUSANDS, EXCEPT       INCREASE
                                              EARNINGS PER SHARE)       (DECREASE)
Interest income                            $11,333        $10,071          12.5%
Interest expense                             4,373          3,607          21.2%
                                           -------        -------         -----
Net interest income                          6,960          6,464           7.7%

Provision for loan losses                       40             15         166.7%
                                           -------        -------         -----

Net interest income after                    6,920          6,449           7.3%
  provision for loan losses

Noninterest income                           1,432          1,097          30.5%
Noninterest expenses                         5,556          5,241           6.0%
                                           -------        -------         -----

Net income before income taxes               2,796          2,305          21.3%
Income taxes                                 1,134            927          22.3%

Tax equivalent adjustment(1)                    32             45         -27.9%
                                           -------        -------         -----

Net income                                   1,630          1,333          22.3%
                                           -------        -------         -----
                                           -------        -------         -----

Preferred stock dividends                     (105)          (105)          0.0%

Net income available to                      1,525          1,228          24.2%
  common shareholders'

Primary earnings per common share             0.41           0.33          24.8%

(1)Interest on tax-free securities is reported on a tax equivalent basis of 1.75 and 1.73 for March 31, 1995 and 1994.

NET INTEREST INCOME / NET INTEREST MARGIN

Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and Federal Funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. Net interest income comprises the major portion of the Bank's income.

In the three months ended March 31, 1995, interest income increased $1,262,000 or 12.5% over the same period in 1994. The average balance of earning assets increased $14,770,000 to $536,285,000 which accounted for an increase in interest income of $254,000. The average rate earned on these assets increased 73 basis points. This accounted for an increase in interest income of $1,008,000. All categories of earning assets increased from prior year levels. No one category increased significantly. Average rates received on loans were up 108 basis points which accounted for $807,000 of the increase in interest income.

For the first quarter of 1995, interest expense increased by $766,000 or 21.2% over the year earlier period. Average balances of interest bearing liabilities were $9,320,000 or 2.1% higher in than in the previous year. Increased volumes in time deposits, short and long term debt accounted for the change. Increases in those categories were offset in part by decreases in demand deposits, savings and Federal funds purchased. Changes in the interest bearing liability volumes accounted for $183,000 of the interest expense increase. Average rates paid on time certificates of deposits increased 121 basis points and accounted for $506,000 of the increase.

The combined effect of the increase in both interest income and interest expense for the first quarter of 1995 versus 1994 resulted in an increase of $496,000 or 7.7% in net interest income. Net interest margin increased 23 basis points from 4.96% to 5.19%. However, net interest margin decreased from 5.39% in the fourth quarter of 1994. If interest rates remain stable, Management would expect net interest margin to be under some downward pressure as time deposits roll over into higher rate instruments.

The following two tables provide summaries of the components of the interest income, interest expense and net interest margins on earning assets for the quarter ended March 31, 1995 versus the same period in 1994.

                                TRICO BANCSHARES
                       ANALYSIS OF CHANGE  IN NET INTEREST
                            MARGIN ON EARNING  ASSETS
                                 (in thousands)

                                                                THREE MONTHS ENDED
                                                                ------------------
                                            MARCH 31, 1995                               MARCH 31, 1994
                                            --------------                               ---------------
                                  AVERAGE       INCOME/        YIELD/         AVERAGE        INCOME/          YIELD/
                                BALANCE(1)      EXPENSE         RATE        BALANCE(1)       EXPENSE           RATE
Assets
Earning assets
  Loan(2,3)                      $300,461       $ 8,037        $10.70%       $294,159        $ 7,078           9.62%
  Securities                      229,340         3,206          5.59%        222,397          2,962           5.33%
  Federal funds sold                6,484            90          5.55%          4,959             31           2.50%
                                 --------       -------                      --------        -------
    Total earning assets          536,285        11,333          8.45%        521,515         10,071           7.72%
                                                -------                                      -------
Cash and due from bank             30,939                                      31,828
Premises and equipment             13,255                                      12,594
Other assets,net                    9,143                                      15,465
Less:  allowance
  for loan losses                  (5,649)                                     (4,589)
                                 --------                                    --------
    Total                        $583,973                                    $576,812
                                 --------                                    --------
                                 --------                                    --------

Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits                $ 81,466           494          2.43%       $ 83,657            535           2.56%
  Savings deposits                183,652         1,403          3.06%        209,474          1,582           3.02%
  Time deposits                   145,912         1,853          5.08%        139,209          1,347           3.87%
Federal funds purchased               642            10          6.23%          1,873             16           3.42%
Short-term debt                    23,815           362          6.08%            711              7           3.94%
Long-term debt                     18,258           251          5.50%          9,501            120           5.05%
                                 --------       -------                      --------        -------
  Total interest-bearing
    liabilities                   453,745         4,373          3.86%        444,425          3,607           3.25%
                                                -------                                      -------
Noninterest-bearing deposit        73,892                                      79,355
Other liabilities                   6,847                                       5,650
Shareholders' equity               49,489                                      47,382
                                 --------                                    --------
  Total liabilities
    and shareholders' equity      583,973                                    $576,812
                                 --------                                    --------
                                 --------                                    --------
Net interest rate spread(5)                                      4.60%                                         4.48%
Net interest income/net                         $ 6,960                                      $ 6,464
                                                -------                                      -------
                                                -------                                      -------
  interest margin(6)                              5.19%                                        4.96%
                                                -------                                      -------
                                                -------                                      -------

(1)Average balances are computed principally on the basis of daily balances.
(2)Nonaccrual loans are included.
(3)Interest income on loans includes fees on loans of $382,000 in 1995 and $372,000 in 1994.
(4)Interest income is stated on a tax equivalent basis of 1.75 and 1.73 at March 31, 1995 and 1994.
(5)Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(6)Net interest margin is computed by dividing net interest income by total average earning assets.

                                TRICO BANCSHARES
                       ANALYSIS OF VOLUME AND RATE CHANGES
                       ON NET INTEREST INCOME AND EXPENSE
                                  (in thousand)



                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                       ------------------------------------
                                                  1995 OVER 1994
                                                  --------------
                                                                     YIELD/
                                       VOLUME           RATE(4)       TOTAL
                                     --------       --------       --------
Increase (decrease) in
  interest income:
    Loans(1,2)                         $  152         $  807         $  959

    Investment securities(3)               92            152            244
    Federal funds sold                     10             49             59
                                     --------       --------       --------
      Total                               254          1,008          1,262
                                     --------       --------       --------

Increase (decrease) in
  interest expense:
    Demand deposits
      (interest-bearing)                  (14)           (27)           (41)
    Savings deposits                     (195)            16           (179)
    Time deposits                          65            441            506
    Federal funds purchased               (11)             5             (6)
    Short-term debt                       227            128            355
    Long-term debt                        111             20            131
                                     --------       --------       --------
      Total                               183            583            766
                                     --------       --------       --------

(1) Nonaccrual loans are included.
(2) Interest income on loans includes fee income on loans of $382,000 in 1995 and $372,000 in 1994.
(3) Interest income is stated on a tax equivalent basis of 1.75 and 1.73 for March 31, 1995 and 1994.
(4) The rate/volume variance has been included in the rate variance.

PROVISION FOR LOAN LOSSES

In the first quarter of 1995, the Bank made an additional provision for possible loan losses of $40,000. This was in comparison to a provision of $15,000 made in the first quarter of 1994. The 1995 provision nearly replaced the $52,000 of net chargeoffs. Management decided that no additional provision was necessary as there was no evidence of deterioration in loan quality which would require additional provision. At quarter's end the allowance for loan losses was 1.89% of the ending loan portfolio.

NONINTEREST INCOME

Total noninterest income for the first quarter of 1995 increased $335,000 or 30.5% from the same period in 1994. Service charges and fees on deposit accounts increased $203,000 or 24.8%. This income accounted for 60% of the increase in noninterest income. Other income increased $105,000 or 31.2%. Commissions earned on the sale of annuities and mutual funds and a gain on the sale of OREO property accounted for most of the increase. Lower activity levels in mortgage lending due to higher mortgage interest rates resulted in a reduction in earnings from the sale of loans as compared to the first quarter in 1994.

NONINTEREST EXPENSE

Noninterest expense is comprise of operating expenses of the Company and the Bank, plus the total noninterest (income) expenses (excluding gains or losses from securities) of the Bank's real estate development subsidiary. These expenses increased $315,000 or 6.0% in the first quarter of 1995 versus the same period last year.

Salaries and benefits increased $247,000 or 9.6%. Most of the salary increase was due to normal salary progressions, new staffing at supermarket branches and sales incentives paid. Other expenses increased $68,000 or 2.5%. Of this increase, premise and equipment accounted for $52,000. These expenses were up due in part to the additional depreciation and lease expenses of the four supermarket branches.

Management continually reviews these expenses and expense controls. New expense tracking reports have been developed to aid in this process.

PROVISION FOR INCOME TAXES

The effective tax rate for the three months ended March 31, 1995 is 41.0%. This rate equals the combined California and Federal statutory rates. The actual rate equals the statutory rate as the Bank does not have significant holdings of tax-exempt securities. The Bank does not anticipate increasing its tax-free securities holdings in the near term.

LOANS

In the first quarter of 1995, loan balances decreased $10,761,000 or 3.5% from the year end balances. Commercial loans decreased $5.7 million due in part to seasonality of agriculture loans and the continuing soft economy in the Bank's market area. Construction loans decreased $5.6 million due to the wet winter in Northern California and the economy. Real estate commercial loans increased slightly and consumer loans were unchanged. Due to the soft loan demand, competition for loan customers is aggressive. Consequently, loan pricing margins to prime have declined.

SECURITIES

At March 31, 1995, securities held-to-maturity had a cost basis of $141,688,000 and an approximate market value of $133,977,000. This portfolio contained mortgage-backed securities totaling $94,983,000 of which $43,319,000 were CMO's. The securities available-for-sale portfolio had a fair market value of $73,855,000 with a cost basis of $76,918,000. This portfolio contained mortgage-backed securities totaling $34,781,000 of which $29,769,000 were CMO's. At December 31, 1994, the market value of the two portfolios was $17,482,000 less than the cost. As long term interest rates moved down in the first quarter of 1995, at March 31, 1995 this unrealized loss had decreased to $11,791,000.

Management has contracted with an investment advisory firm to provide the Bank with advisory services for its investment portfolio. This firm manages over $4.0 billion in fixed income assets. It offers a level of expertise, consolidated buying power and portfolio reporting and analysis at a significantly lower cost than could be duplicated in house. Bank Management retains security purchase/sale decision authority.

NONPERFORMING LOANS

As shown in the following table, total nonperforming assets have increased about 5% to $3,436,000 in the first three months of 1995. Non performing assets represent only 0.61% of total assets. Nonaccrual loans increased while OREO decreased during this period. All nonaccrual loans are considered to be impaired when determining any valuation allowance under SFAS 114 (See Note B). Loan Administration personnel continue to make a concerted effort to work problem and potential problem loans to reduce risk of loss.


                                                     MARCH 31,    DECEMBER 31,
                                                       1995           1994
                                                       ----           ----
Nonaccrual loans                                      $1,656         $1,122
Accruing loans past due 90 days or more                   20             24
Restructured loans (in compliance with
  modified terms)                                          0              0
                                                      ------         ------
    Total nonperforming loans                          1,676          1,146

Other real estate owned                                1,760          2,124
                                                      ------         ------

    Total nonperforming assets                        $3,436         $3,270
                                                      ------         ------
                                                      ------         ------

Nonincome  producing investments in real
  estate held by Bank's real estate
  development subsidiary                              $1,173         $1,173
                                                      ------          -----
                                                      ------          -----

Nonperforming loans to total loans                      0.56%          0.37%
Allowance for loan losses to
  nonperforming loans                                    334%           489%
Nonperforming assets to total assets                    0.61%          0.55%
Allowance for loan losses to
  nonperforming assets                                   163%           171%

ALLOWANCE FOR LOAN LOSS

The Bank maintains its allowance for loan losses at a level considered by Management to be adequate to cover the risk of loss in the loan portfolio at a particular point in time. This determination includes an evaluation and analysis of historical experience, current loan mix and volume, projected economic conditions and as of January 1, 1995 the valuation allowance for impaired loans has been calculated in accordance with SFAS 114 (See Note B).

The following table presents information concerning the allowance and provision for loan losses.

                                                    MARCH 31,      MARCH 31,
                                                      1995           1994
                                                      ----           ----
                                                         (in thousands)
Balance, beginning of period                        $  5,608       $  5,973

Provision charged to operations                           40             15

Loan charged off                                        (119)          (107)
Recoveries of loans previously
  charged off                                             67             95
                                                    --------       --------
Balance, end of period                              $  5,596       $  5,976
                                                    --------       --------
                                                    --------       --------

Ending  loan portfolio                              $296,711       $290,254
                                                    --------       --------
                                                    --------       --------
Allowance to loans as a
  percentage of ending loan portfolio                  1.89%          2.06%
                                                    --------       --------

EQUITY

The following table indicates the amounts of regulatory capital of the Company.


                                      Tier I       Total Risk-      Leverage
                                                      Based
                                     ---------------------------------------
                                             (dollars in thousands)
March 31,1995
Company's %                             14.3%          15.5%           9.4%
Regulatory minimum %                     4.0%           8.0%           4.0%
Company's capital $                   $53,216        $57,877        $53,216
Regulatory minimum $                   14,886         29,872         22,576
                                      -------        -------        -------
Computed excess                       $38,330        $28,005        $30,640
                                      -------        -------        -------
                                      -------        -------        -------

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             TRICO BANCSHARES



Date  May 5, 1995                            /s/ Robert H. Stevenson
     ---------------------------             ----------------------------------
                                             Robert H. Stevenson
                                             President and
                                             Chief Executive Officer




Date   May 5, 1995                           /s/ Robert M. Stanberry
     ----------------------------            ----------------------------------
                                             Robert M. Stanberry
                                             Vice President and
                                             Chief Financial Officer

                                     PART II


OTHER INFORMATION

                                                                            PAGE
                                                                            ----
     Item 6.   EXHIBITS INDEX

               a.  EXHIBITS

                   Computations of Earnings Per Share                        21

               b.  REPORTS ON FORM 8-K:

                   None