Form 10-Q
period 1995-06-30
TRICO BANCSHARES
filed 1995-08-11
CIK 356171

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    Form 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended JUNE 30, 1995              Commission file number 0-10661
                  -------------                                     -------

                                TRICO BANCSHARES
                                ----------------
             (Exact name of registrant as specified in its charter)


            California                              94-2792841
- --------------------------------             -------------------------
(State or other jurisdiction                      (I.R.S. Employer
incorporation or organization)               Identification No.)

              15 INDEPENDENCE CIRCLE, CHICO, CALIFORNIA       95926
            (Address of principal executive offices)      (Zip code)

Registrant's telephone number, including area code  916/898-0300
                                                    ------------

- ---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes        X         No
                                   ----------        ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class:  Common stock, no par value

Outstanding shares as of August 11, 1995:  3,567,556

                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)


                                                    June 30,     December 31,
                                                  -----------    -----------
                                                     1995           1994
                                                     ----           ----
Assets:
Cash and due from banks                           $   23,391     $   39,709
Securities held-to-maturity
 (approximate fair value $134,688 and $131,649)      136,996        143,788
Securities available-for-sale, net of
 unrealized (loss) of $(1,054) and $(5,343)           69,003         74,706
Loans, net                                           303,090        301,742
Premises and equipment, net                           13,251         13,198
Investment in real estate properties                   1,173          1,173
Other real estate owned                                1,314          1,877
Accrued interest receivable                            4,555          4,748
Other assets                                          11,945         12,893
                                                 -----------    -----------

      Total assets                                 $ 564,718      $ 593,834
                                                 -----------    -----------
                                                 -----------    -----------
Liabilities:
Deposits
 Noninterest-bearing demand                       $   78,559     $   88,957
 Interest-bearing demand                              78,167         80,657
 Savings                                             157,609        190,800
 Time certificates                                   173,474        130,758
                                                 -----------    -----------
   Total deposits                                    487,809        491,172
Repurchase agreements                                      -         30,457
Preferred stock payable                                4,000              -
Accrued interest payable and other liabilities         6,907          5,475
Long term borrowings                                  16,479         18,499
                                                 -----------    -----------
   Total liabilities                                 515,195        545,603

Shareholders' equity:
Preferred stock                                            -          3,899
Common stock                                          43,852         43,552
Retained earnings                                      6,867          4,488
Securities unrealized holdings (loss), net            (1,196)        (3,708)
                                                  -----------    -----------

   Total shareholders' equity                         49,523         48,231
                                                 -----------    -----------

   Total liabilities and shareholders' equity     $  564,718     $  593,834
                                                 -----------    -----------
                                                 -----------    -----------

                                TRICO BANCSHARES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                 (in thousands except earnings per common share)

                                                                           For the three months              For the six months
                                                                           --------------------              ------------------
                                                                              ended June 30,                   ended June 30,
                                                                              --------------                   --------------
                                                                            1995           1994             1995           1994
                                                                            ----           ----             ----           ----
Interest income:
   Interest and fees on loans                                             $   8,244       $   7,371        $  16,281      $  14,509
   Interest on investment
    securities-taxable                                                        2,975           3,123            6,105          5,979
   Interest on investment
    securities-tax exempt                                                        43              62               87            123
   Interest on federal funds sold                                                40              60              130             91
                                                                          ---------       ---------       ----------     ----------
      Total interest income                                                  11,302          10,616           22,603         20,702
                                                                          ---------       ---------       ----------     ----------

Interest expense:
   Interest on deposits                                                       4,111           3,375            7,861          6,839
   Interest on federal funds purchased                                           47              41               57             61
   Interest on other borrowings                                                 283             440              896            563
                                                                          ---------       ---------       ----------     ----------
      Total interest expense                                                  4,441           3,856            8,814          7,463
                                                                          ---------       ---------       ----------     ----------

      Net interest income                                                     6,861           6,760           13,789         13,239

Provision for loan losses                                                        35              15               75             30
                                                                          ---------       ---------       ----------     ----------
   Net interest income after
    provision for loan losses                                                 6,826           6,745           13,714         13,209

Noninterest income:
   Service charges and fees                                                   1,015             844            2,036          1,655
   Other income                                                                 602             547            1,044            891
   Securities gains (losses), net                                                21              19              (10)           (39)
                                                                          ---------       ---------       ----------     ----------
      Total noninterest income                                                1,638           1,410            3,070          2,507
                                                                          ---------       ---------       ----------     ----------
Noninterest expenses:
   Salaries and related expenses                                              2,724           2,632            5,534          5,278
   Other, net                                                                 2,747           3,017            5,493          5,672
                                                                          ---------       ---------       ----------     ----------
      Total noninterest expenses                                              5,471           5,649           11,027         10,950
                                                                          ---------       ---------       ----------     ----------

Net income before income taxes                                                2,993           2,506            5,757          4,766

   Income taxes                                                               1,229           1,024            2,363          1,951
                                                                          ---------       ---------       ----------     ----------

      Net income                                                              1,764           1,482            3,394          2,815

Preferred stock dividends                                                       105             105              210            210
                                                                          ---------       ---------       ----------     ----------
Net income available to
 common shareholders                                                      $   1,659       $   1,377        $   3,184      $   2,605


Primary earnings per common share                                         $    0.45       $    0.37        $    0.86      $    0.70
                                                                          ---------       ---------        ----------     ----------
                                                                          ---------       ---------        ----------     ----------
Fully diluted earnings per common share                                   $    0.45       $    0.37        $    0.86      $    0.70
                                                                          ---------       ---------        ----------     ----------
                                                                          ---------       ---------        ----------     ----------

                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)
                     (in thousands, except number of shares)


                                          Preferred stock             Common Stock                       Unrealized
                                        --------------------      -------------------                    ----------
                                                                                                         securities
                                                                                                         ----------
                                          Number                    Number                   Retained     holding
                                        ---------                 ---------                  --------    ----------
                                        of shares   Amounts       of shares   Amount         earnings    gain (loss)       Total
                                        ---------   --------      ---------   -------        --------    -----------     ---------
Balance
December 31, 1994                          8,000    $ 3,899       3,513,707   $43,552        $  4,488    $ (3,708)       $ 48,231

Preferred stock redemption                (8,000)    (3,899)                                     (101)                     (4,000)

Exercise common stock
 option                                        0          0          20,715       196               0           0             196

Preferred stock cash
 dividends                                     0          0               0         0            (210)          0            (210)

Common stock cash
 dividends                                     0          0               0         0            (704)          0            (704)

Change in securities
 unrealized holding gain (loss)                0          0               0         0               0       2,512           2,512

Stock option amortization                      0          0               0       104               0           0             104

Net income, June 30, 1995                      0          0               0         0           3,394           0           3,394
                                        ---------   --------      ---------   -------        --------    ---------       --------
Balance,
 June 30, 1995                                 0    $     0       3,534,422   $43,852        $  6,867    $ (1,196)       $ 49,523
                                        ---------   --------      ---------   -------        --------    ---------       --------
                                        ---------   --------      ---------   -------        --------    ---------       --------

                                TRICO BANCSHARES
                        CONDENSED CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                 (in thousands)


                                                                    For the six months
                                                                    ------------------
                                                                      ended June 30
                                                                      -------------
                                                                    1995           1994
                                                                    ----           ----
Operating activities:
Net Income                                                       $  3,394        $  2,815
Adjustments to reconcile net income to net cash provided
by operating activities:
  Provision for loan losses                                            75              30
  Provision for losses on OREO                                         35              22
  Depreciation and amortization                                       780             656
  Amortization of investment security discounts                        59              60
  Deferred Income taxes                                                 0            (193)
  Investment security (gains) losses (net)                             10              39
  (Gain) loss on sale of loans                                        (23)              0
  (Gain) loss on sale of other real estate owned                      (66)            (23)
  Proceeds from loan sales                                          3,822           9,262
  Origination of loans held for sale                               (4,923)         (3,264)
  Amortization of stock options                                       104             166
  (Increase) decrease in interest receivable                          193            (698)
  Increase (decrease) in interest payable                             919            (654)
  (Increase) decrease in other assets and liabilities                (517)           (887)
                                                                 ---------       ---------
     Net cash provided by operating activities                      3,862           7,331

Investing activities:
  Proceeds from maturities of securities held-to-maturity           6,789           9,642
  Purchases of securities held-to-maturity                              0         (21,957)
  Proceeds from maturities of securities available-for-sale         6,101          17,833
  Proceeds from sales of securities available-for-sale              6,993          35,705
  Purchases of securities available-for-sale                       (3,080)        (66,805)
  Net (increase) decrease in loans                                   (605)         (7,969)
  Purchases of premises and equipment                                (720)         (1,267)
  Proceeds from sale of other real estate owned                       900           1,071
  Purchases and additions in real estate properties                     0              (1)
                                                                 ---------       ---------
     Net cash provided (used) by investing activities              16,378         (33,748)


Financing activities:
  Net increase (decrease) in deposits                              (3,363)        (18,349)
  Net increase in federal funds purchased                               0           5,400
  Borrowings under repurchase agreements                                0          20,598
  Repayment of borrowings under repurchase agreements             (30,457)              0
  Borrowings under long-term debt agreements                            0          11,389
  Payments of principal on long-term debt agreements               (2,020)            (11)
  Cash dividends - Preferred                                         (210)           (210)
  Cash dividends - Common                                            (704)           (604)
  Sale of Common Stock                                                196             185
                                                                 ---------       ---------
     Net cash provided (used) by financing activities             (36,558)         18,398
                                                                 ---------       ---------

     Increase (decrease) in cash and cash equivalents             (16,318)         (8,019)
     Cash and cash equivalents at beginning of period              39,709          42,922
                                                                 ---------       ---------
     Cash and cash equivalents at end of period                  $ 23,391        $ 34,903
                                                                 ---------       ---------
                                                                 ---------       ---------

Supplemental information:
  Cash paid for taxes                                           $   2,264       $   1,365
  Cash paid for interest expenses                               $   7,895       $   8,117

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

The interim results for the six months ended June 30, 1995 and 1994, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 1994.

Certain reclassifications have been made to the prior year's financial statements in order to conform with the classifications of the June 30, 1995 financial statements.


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

As of June 30, 1995, the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS 114 are as follows:

                                             Recorded       Valuation
                                             Investment     Allowance
                                             ----------     ---------
                                                    (in thousands)
Impaired Loans -
     Valuation allowance required            $    394       $    237
     No valuation allowance required            4,305              -
                                             --------       --------
               Total impaired loans          $  4,699       $    237
                                             --------       --------


The valuation allowance related to impaired loans under SFAS 114 is included in the allowance for loan losses on the consolidated balance sheet at June 30, 1995. The average recorded investment in impaired loans for the six months ended June 30, 1995 was $2,554,000.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of $75,000 for the six months ended June 30, 1995.

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

OVERVIEW

The Company earned $1,764,000 for the second quarter ended June 30, 1995 versus $1,482,000 in 1994. Primary earnings per share for the second quarter periods were $0.45 and $0.37, respectively. Earnings for the six months ended June 30, 1995 were $3,394,000 versus year ago results of $2,815,000. The primary earnings per share were $.86 and $.70 for the respective six month periods.

Pretax earnings increased $487,000 or 19% in the second quarter of 1995 versus 1994 due to a combination of factors. Net interest income , noninterest income and noninterest expenses all had favorable changes from the year ago second quarter. Net interest income increased $84,000 or 1.2% due to higher average rates received on earning assets and lower average balances on interest bearing liabilities. Net interest income was unfavorably impacted by lower average balances on earning assets and higher rates on interest bearing liabilities. Net interest margin for the second quarter of 1995 was 5.38% versus 5.06% in 1994. Noninterest income increased $228,000 or 16.2%. Service charges and fee revenues accounted for most of the increase. Noninterest expenses decreased $178,000 or 3.2%. Of this amount, approximately $130,000 was attributable to one time merger costs incurred in 1994. Increases in salaries and premise and equipment related expenses were offset by reductions in other expenses.

Assets of the Company were $564,718,000 at June 30, 1995 which were slightly higher than the 1995 first quarter ending balances. However, this was a reduction of $28,952,000 from a year ago. Management has allowed the investment portfolio to decrease as securities mature or principal payments on mortgage backed securities take place. As a result the securities portfolio has decreased about $18,500,000. Second quarter 1995 balances of cash and Federal Funds sold was $11,500,000 lower than at June 30, 1994. These two items account for most of the changes in assets. Decreases in deposit liabilities of $10,000,000 and reverse repurchase agreements of $20,600,000 from year ago levels offset the changes in the assets.

During the second quarter of 1995, the Board of Directors issued a redemption notice on the Company's Series B Preferred Stock, with an effective date of August 1, 1995. Accordingly, the redemption value of $4,000,000 has been removed from the Company's capital as of June 30, 1995. With this amount removed from the capital, TriCo Bancshares had a leverage ratio of 8.98 percent based on ending assets, a Tier 1 capital ratio of 13.57 percent and a total risk-based capital ratio of 14.82 percent.

Management anticipates opening two or three supermarket branches in the last half of 1995. The Bank has contracted with Albertson's, Inc. to open branches in several of their Northern California supermarkets. The first of these will be in Chico and it should begin operations late in the third quarter. The building plans and permit approval process delayed its original opening schedule. The second was to have been in Grass Valley. However, this has been delayed until the first quarter of 1996 to coincide with Albertson's remodel of that store. Both of these locations have been approved by the California State Banking Department. Discussions regarding a third Albertson's location are in process. Additionally, the Bank is contracting with Safeway, Inc. for several locations. The first of which will likely be Susanville. Both the Grass Valley and Susanville locations represent the Bank's expansion into new market areas via the supermarket strategy. After one year of operations the original four supermarket branches had deposits totaling $26.8 million in over 5,900 accounts. These branches are tracking fairly well along original operational projections which estimated they would be profitable within eighteen months to two years.

The following tables provide a summary of the major elements of income and expense for the second quarter of 1995 compared with the second quarter of 1994 and for the first six months of 1995 compared with the first six months of 1994.

                                TRICO BANCSHARES
                              CONDENSED COMPARATIVE
                                INCOME STATEMENT
                (in thousands, except earnings per common share)

                                                            Three months
                                                            ended June 30,
                                                       1995                1994                Percentage
                                                       ----                ----                  Change
                                                        (in thousands, except                   increase
                                                         earnings per share)                   (decrease)

Interest income                                     $  11,334          $  10,665                     6.3%
Interest expense                                        4,441              3,856                    15.2%
                                                    ----------         ----------
Net interest income                                     6,893              6,809                     1.2%

Provision for loan losses                                  35                 15                   133.3%
                                                    ----------         ----------
Net interest income after
  provision for loan losses                             6,858              6,794                     0.9%

Noninterest income                                      1,638              1,410                    16.2%
Noninterest expenses                                    5,471              5,649                    -3.2%
                                                    ----------         ----------

Net income before income taxes                          3,025              2,555                    18.4%
Income taxes                                            1,229              1,024                    20.0%
Tax equivalent adjustment(1)                               32                 49                   -33.8%
                                                    ----------         ----------

Net income                                              1,764              1,482                    19.0%
                                                    ----------         ----------
                                                    ----------         ----------

Preferred stock dividends                                (105)              (105)                    0.0%


Net income available to                                 1,659              1,377                    20.5%
  common stockholders'


Primary earnings per common share                        0.45               0.37                    22.3%

(1)  Interest on tax-free securities is reported on a tax equivalent basis of
1.75 and 1.77 for June 30, 1995 and 1994.


                                TRICO BANCSHARES
                              CONDENSED COMPARATIVE
                                INCOME STATEMENT
                (in thousands, except earnings per common share)

                                                             Six months
                                                            ended June 30,
                                                       1995                1994                Percentage
                                                       ----                ----                  Change
                                                        (in thousands, except                   increase
                                                         earnings per share)                   (decrease)

Interest income                                     $  22,668          $  20,797                     9.0%
Interest expense                                        8,814              7,463                    18.1%
                                                    ----------         ----------
Net interest income                                    13,854             13,334                     3.9%

Provision for loan losses                                  75                 30                   150.0%
                                                    ----------         ----------
Net interest income after
  provision for loan losses                            13,779             13,304                     3.6%

Noninterest income                                      3,070              2,507                    22.5%
Noninterest expenses                                   11,027             10,950                     0.7%
                                                    ----------         ----------

Net income before income taxes                          5,822              4,861                    19.8%
Income taxes                                            2,363              1,951                    21.1%
Tax equivalent adjustment(1)                               65                 95                   -31.5%
                                                    ----------         ----------

Net income                                              3,394              2,815                    20.6%
                                                    ----------         ----------
                                                    ----------         ----------

Preferred stock dividends                                (210)              (210)                    0.0%


Net income available to                                 3,184              2,605                    22.2%
  common stockholders'


Primary earnings per common share                        0.86               0.70                    23.2%

(1)  Interest on tax-free securities is reported on a tax equivalent basis of
1.75 and 1.77 for June 30, 1995 and 1994.


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

In the quarter ended June 30, 1995, interest income increased $669,000 or 6.3 percent over the same period in 1994. Higher rates received on both loans and investment securities and an increase in average loan balances were the significant factors contributing to the interest income increase. Average rates received on loans were 102 basis points or 10.3% higher and reflected the 1994 and early 1995 increases in prime rate. Average loan balances were $4,159,000 (1.4%) higher. These two items provided an increase of $873,000 in interest income. Rates received on investment securities increased 31 basis points or 5.6% and provided additional income of $163,000. However, this increase was offset by a decrease of $347,000 in interest income due to a reduction of $25,150,000 in the average balance of investment securities.

For the second quarter of 1995, interest expense increased by $585,000 or 15.2% over the year earlier period. Interest paid on time deposits increased $1,194,000 or 103.5%. Because of the rate increases precipitated by the Federal Reserve Bank, average rates paid on time deposits increased from 3.93% in 1994 to 5.57% in 1995. This accounted for an increase in interest expense of $692,000. As the rates paid on time deposits increased deposits shifted from savings accounts into the time certificates. Increases in the time deposit balances resulted in additional interest expense of $502,000. This was offset in part by a $444,000 (25.8%) decrease in interest paid on savings accounts due to the lower average balances. All other categories of interest bearing liabilities had lower average balances from the second quarter in 1994.

The combined effect of the increase in both interest income and interest expense for the second quarter of 1995 versus 1994 resulted in a slight increases of $84,000 in net interest income. Net interest margin increased 32 basis points from 5.06% to 5.38%.

For the six month period ending June 30, 1995, interest income increased $1,871,000 or 9.0% over 1994. Essentially all of the increase was the result of higher rates earned on all categories of interest earning assets. The average rate received on earning assets increased 79 basis points or 10.1%. Additional interest earned on a 1.8% increase in loan volume was offset by reduced interest income on a 4.0% decrease in balances of investment securities.

Interest expense for the six month period increased $1,351,000 over the 1994 amount. This 18.1% increase was mostly due to rate and volume increases in time deposits as interest paid on those instruments increased $1,700,000 or 68%. The major offsetting item to this increase was a $637,000 (19.3%) decrease in interest paid on savings accounts due to lower average balances. The higher rates paid on time deposits caused customers to move funds from savings accounts. Overall rates paid on interest-bearing liabilities in the first six months of 1995 increased 67 basis points to 3.96% from the same period in 1994.

The combined effect of the increase in both interest income and interest expense for the first six months of 1995 versus 1994 resulted in an increase of $520,000 in net interest income. Net interest margin increased 24 basis points from 5.04% to 5.28%.

The following four tables provide summaries of the components of the interest income, interest expense and net interest margins on earning assets for the quarter and six month periods ended June 30, 1995 versus the same periods in 1994.

                                TRICO BANCSHARES
                       ANALYSIS OF CHANGE IN NET INTEREST
                            MARGIN ON EARNING ASSETS

                                 (in thousands)


                                                                  Three Months Ended
                                                                  ------------------
                                                       6/30/95                                  6/30/94
                                                       -------                                  -------

                                          Average       Income/      Yield/       Average        Income/     Yield/
                                          Balance(1)    Expense      Rate         Balance(1)     Expense     Rate

Assets
Earning assets
  Loan(2)(3)                              $ 301,032     $ 8,244      10.95%       $ 296,873      $ 7,371     9.93%
  Securities(4)                             208,963       3,050       5.84%         234,113        3,234     5.53%
  Federal funds sold                          2,796          40       5.72%           6,746           60     3.56%
                                          ----------    --------                  ----------     --------
   Total earning assets                     512,791      11,334       8.84%         537,732       10,665     7.93%
                                                        --------                                 --------
Cash and due from bank                       28,065                                  32,416
Premises and equipment                       13,315                                  12,911
Other assets, net                            21,676                                  17,637
Less: allowance
 for loan losses                             (5,619)                                 (5,943)
                                          ----------                              ----------
   Total                                  $ 570,227                               $ 594,753
                                          ----------                              ----------
                                          ----------                              ----------

Liabilities
and shareholders' equity
Interest-bearing
  Demand deposits                            79,640         490       2.45%          81,885          502     2.45%
  Savings deposits                          164,733       1,273       3.09%         222,030        1,719     3.10%
  Time deposits                             168,662       2,348       5.57%         117,525        1,154     3.93%
Federal funds purchased                       2,983          47       6.30%           4,465           41     3.67%
Short-term debt                               3,103          44       5.67%          17,695          206     4.66%
Long-term debt                               16,492         239       5.80%          18,531          234     5.05%
                                          ----------    --------                  ----------     --------
  Total interest-bearing
   liabilities                              435,613       4,441       4.08%         462,131        3,856     3.34%
                                                        --------                                 --------
Noninterest-bearing deposits                 74,739                                  80,032
Other liabilities                             8,454                                   6,180
Shareholders' equity                         51,420                                  46,410
                                          ----------                              ----------
  Total liabilities
    and shareholders' equity              $ 570,227                               $ 594,753
                                          ----------                              ----------
                                          ----------                              ----------

Net interest rate spread(5)                                           4.76%                                  4.60%
                                                                                                             -----
                                                                                                             -----
Net interest income/net                                 $ 6,893                                  $ 6,809
                                                        --------                                 --------
                                                        --------                                 --------
  Interest margin(6)                                       5.38%                                    5.06%
                                                        --------                                 --------
                                                        --------                                 --------

(1) Average balances are computed principally on the basis of daily balances. Average balance of securities is based on amortized cost.
(2)  Nonaccrual loans are included.
(3) Interest income on loans includes fees on loans of $428,000 in 1995 and $598,000 in 1994.
(4) Interest income is stated on a tax equivalent basis of 1.75 and 1.77 at June 30, 1995 and 1994.
(5) Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(6) Net interest margin is computed by dividing net interest income by total average earning assets.


                                TRICO BANCSHARES
                       ANALYSIS OF CHANGE IN NET INTEREST
                            MARGIN ON EARNING ASSETS
                                 (in thousands)


                                                                   Six Months Ended
                                                                  ------------------
                                                       6/30/95                                  6/30/94
                                                       -------                                  -------

                                          Average       Income/      Yield/       Average        Income/     Yield/
                                          Balance(1)    Expense      Rate         Balance(1)     Expense     Rate

Assets
Earning assets
  Loan(2)(3)                              $ 300,748     $16,281      10.83%       $ 295,516      $14,509     9.82%
  Securities(4)                             219,095       6,257       5.71%         228,255        6,197     5.43%
  Federal funds sold                          4,630         130       5.62%           5,853           91     3.11%
                                          ----------    --------                  ----------     --------
   Total earning assets                     524,473      22,668       8.64%         529,624       20,797     7.85%
                                                        --------                                 --------
Cash and due from bank                       29,494                                  32,122
Premises and equipment                       13,285                                  12,752
Other assets, net                            15,444                                  17,247
Less: allowance
 for loan losses                             (5,634)                                 (5,962)
                                          ----------                              ----------
   Total                                  $ 577,062                               $ 585,783
                                          ----------                              ----------
                                          ----------                              ----------

Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits                         $  80,548         984       2.44%       $  82,771        1,037     2.51%
  Savings deposits                          174,140       2,676       3.07%         215,752        3,301     3.06%
  Time deposits                             157,350       4,201       5.34%         128,367        2,501     3.90%
Federal funds purchased                       1,819          57       6.27%           3,169           61     3.85%
Short-term debt                              13,402         406       6.06%           9,203          209     4.54%
Long-term debt                               17,370         490       5.64%          14,016          354     5.05%
                                          ----------    --------                  ----------     --------
  Total interest-bearing
    liabilities                             444,629       8,814       3.96%         453,278        7,463     3.29%
                                                        --------                                 --------
Noninterest-bearing deposit                  74,318                                  79,694
Other liabilities                             7,655                                   5,915
Shareholders' equity                         50,460                                  46,896
                                          ----------                              ----------
  Total liabilities
    and shareholders' equity              $ 577,062                               $ 585,783
                                          ----------                              ----------
                                          ----------                              ----------

Net interest rate spread(5)                                           4.68%                                  4.56%
                                                                                                             -----
                                                                                                             -----
Net interest income/net                                 $13,854                                  $13,334
                                                        --------                                 --------
                                                        --------                                 --------
  Interest margin(6)                                       5.28%                                    5.04%
                                                        --------                                 --------
                                                        --------                                 --------

(1) Average balances are computed principally on the basis of daily balances. Average balance of securities is based on amortized cost.
(2)  Nonaccrual loans are included.
(3) Interest income on loans includes fees on loans of $810,000 in 1995 and $980,000 in 1994.
(4) Interest income is stated on a tax equivalent basis of 1.75 and 1.77 at June 30, 1995 and 1994.
(5) Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(6) Net interest margin is computed by dividing net interest income by total average earning assets.


                                TRICO BANCSHARES
                       ANALYSIS OF VOLUME AND RATE CHANGES
                       ON NET INTEREST INCOME AND EXPENSE
                                 (in thousands)


                                                For the three months ended June 30,
                                                -----------------------------------
                                                       1995 over 1994
                                                       --------------


                                                                                Yield/
                                                 Volume         Rate(4)         Total
                                             ----------     ----------     ----------
Increase (decrease) in
 interest income:
  Loans(1),(2)                               $     103      $     770       $    873
  Investment securities(3)                        (347)           163           (184)
  Federal funds sold                               (35)            15            (20)
                                            -----------    -----------     ----------
     Total                                        (279)           948            669
                                            -----------    -----------     ----------

Increase (decrease) in
  interest expense:
     Demand deposits
      (interest-bearing)                           (14)             2            (12)
  Savings deposits                                (444)            (2)          (446)
  Time deposits                                    502            692          1,194
  Federal funds purchase                           (14)            20              6
  Short-term debt                                 (170)             8           (162)
  Long-term debt                                   (26)            31              5
                                            -----------    -----------     ----------
     Total                                        (166)           751            585
                                            -----------    -----------     ----------

Increase (decrease) in
  net interest income                        $    (113)     $     197       $     84
                                            -----------    -----------     ----------
                                            -----------    -----------     ----------

(1)  Nonaccrual loans are included.
(2) Interest income on loans includes fee income on loans of $428,000 in 1995 and $598,000 in 1994.
(3) Interest income is stated on a tax equivalent basis of 1.75 and 1.77 for June 30, 1995 and 1994.
(4)  The rate/volume variance has been included in the rate variance.


                                TRICO BANCSHARES
                       ANALYSIS OF VOLUME AND RATE CHANGES
                       ON NET INTEREST INCOME AND EXPENSE
                                 (in thousands)


                                                For the six months ended June 30,
                                                -----------------------------------
                                                       1995 over 1994
                                                       --------------


                                                                                Yield/
                                                 Volume         Rate(4)         Total
                                             ----------     ----------     ----------
Increase (decrease) in
 interest income:
  Loans(1),(2)                               $     257      $   1,515       $  1,772
  Investment securities(3)                        (249)           309             60
  Federal funds sold                               (19)            58             39
                                            -----------    -----------     ----------
     Total                                         (11)         1,882          1,871
                                            -----------    -----------     ----------

Increase (decrease) in
  interest expense:
     Demand deposits
      (interest-bearing)                           (28)           (25)           (53)
  Savings deposits                                (637)            12           (625)
  Time deposits                                    565          1,135          1,700
  Federal funds purchase                           (26)            22             (4)
  Short-term debt                                   95            102            197
  Long-term debt                                    85             51            136
                                            -----------    -----------     ----------
     Total                                          54          1,297          1,351
                                            -----------    -----------     ----------

Increase (decrease) in
  net interest income                       $      (65)     $     585       $    520
                                            -----------    -----------     ----------
                                            -----------    -----------     ----------


(1)  Nonaccrual loans are included.
(2) Interest income on loans includes fee income on loans of $810,000 in 1995 and $980,000 in 1994.
(3) Interest income is stated on a tax equivalent basis of 1.75 and 1.77 for June 30, 1995 and 1994.
(4)  The rate/volume variance has been included in the rate variance.


PROVISION FOR LOAN LOSSES

In the first six months of 1995, the Bank provided $75,000 for loan losses versus $30,000 in 1994. The provision essentially replenished the net loans charged off during the first six months of 1995. The allowance for loan losses was 1.82% of outstanding loans versus 1.83% at December 31,1994. Management's ongoing analysis of the loan portfolio determined that the remaining balance of $5,609,000 in the allowance for loan losses should be adequate to cover probable losses inherent in the loan portfolio.

NONINTEREST INCOME

Total noninterest income for the second quarter of 1995 increased $228,000 or 4.1% from the same period in 1994. About 75% of this increase was attributable to selective rate increases in service charges which took effect January 1, 1995 as well as increased volumes in some fee categories. Other income increased $73,000 or 13.3% which included $250,000 of additional revenue over the second quarter prior year income from non recurring items. This revenue was offset in part by a 23.2% decline in commissions earned on the sale of annuities and mutual funds. Also there was a net loss on the sale of OREO versus a gain in the prior year. No other individual items had significant changes.

Results for the first six months were consistent with the second quarter. Overall, noninterest income increased $563,000 or 22.5% in 1995 versus 1994. Service charges and fee income accounted for 67.7% of the increase. These increases resulted from the same factors as detailed above. In the other income category non recurring income items increased $270,000 during the first six months of 1995. This increase was offset in part by lower commissions on the sale of annuities and mutual funds and reduced revenue from sale of mortgage loans. Mortgage lending activity was significantly lower in the first quarter of 1995 and continued to be soft during the second quarter.

NONINTEREST EXPENSE

Noninterest expense is comprised of operating expenses of the Company and the Bank, plus the total noninterest (income) expenses (excluding gains or losses from securities) of the Bank's real estate development subsidiary. These expenses decreased $178,000 or 3.1% in the second quarter of 1995 versus the same period last year.

For the quarter, salaries and benefits increased $92,000 or 3.5%. This increase was due to normal salary progressions, employee sales incentive payments and the full quarter effect for staffing the supermarket branches that opened in the second quarter of 1994.

Other expenses decreased $270,000 or 9.0% in the second quarter . A major factor in the decrease was the absence of merger costs which totaled $130,000 in 1994. Advertising, FDIC insurance, legal fees on loan collections and outside data processing services all had substantially lower levels of activity from the prior year quarter. Premise and equipment expenses were generally higher due to the supermarket branches. Postage expense had a significant increase due to increased volume and the postal rate hike.

For the six month period noninterest expenses increased $77,000 or .7% in 1995 over 1994. Basically the six month variances parallel the second quarter variances. Salaries and related expenses were up $256,000 or 4.9% due to the issues discussed for the quarter. Premise and equipment expenses were up $187,000 or 12.1% with much of the increase related to the supermarket branches. These increases were offset in part by the previously mentioned merger costs and significantly lower advertising costs. Other categories of expenses had moderate increases or decreases.

Management continually reviews these expenses and expense controls. With the addition of more supermarket branches the ongoing expenses will probably continue to show modest increases.

PROVISION FOR INCOME TAXES

The effective tax rate for the six months ended June 30, 1995 is 41.1%. This rate approximates the combined California and Federal statutory rates. The actual rate equals the statutory rate as the Bank does not have significant holdings of tax exempt securities. The Bank does not anticipate increasing its holdings of tax-free securities in the near term.

LOANS

In the second quarter of 1995, loan balances increased $11,988,000 or 4.0% from the ending balances at March 31, 1995. Loan balances were higher in all categories except real estate construction which was relatively flat. The balances also exceeded year end balances by $1,569,000 and 1994 second quarter ending balances by $1,321,000. While the economy in the Bank's market area has remained relatively soft, the Bank has been aggressively marketing its loan products. Loan underwriting standards have been maintained, but pricing has been more competitive. Some of the growth in commercial loan balances has come from the normal advances on seasonal agricultural production credit lines. Management believes loan growth should continue through the third quarter.

SECURITIES

At June 30, 1995, securities held-to-maturity had a cost basis of $136,996,000 and a fair value of $134,669,000. This portfolio contained mortgage-backed securities totaling $92,921,000 of which $42,338,000 were CMO's. The securities available-for-sale portfolio had a fair market value of $69,003,000 with a cost basis of $70,055,000. This portfolio contained mortgage-backed securities totaling $32,954,000 of which $28,046,000 were CMO's. At December 31, 1994 the fair value of the two portfolios was $17,482,000 or 7.8% less than amortized cost. Because of the declining long term interest rates during the first six months of 1995, at June 30 the decline in the fair value had improved to $4,356,000 or 2.1% of amortized cost. If loan demand continues to improve, management intends to continue to move funds from maturing securities into loans.

NONPERFORMING LOANS

As shown in the following table, total nonperforming assets have increased $1,334,000 to $4,604,000 in the first six months of 1995. Non performing assets represent only 0.86% of total assets. Nonaccrual loans increased while OREO decreased during this period. The increase in nonaccrual loans was attributable to several borrowers and is not considered to be indicative of a general trend. All nonaccrual loans are considered to be impaired when determining any valuation allowance under SFAS 114 (see (Note B). The Collections Department personnel continue to make a concerted effort to work problem and potential problem loans to reduce risk of loss.

                                                   June 30,        December 31,
                                                   --------        ------------
                                                     1995              1994
                                                     ----              ----
Nonaccrual loans                                 $     3,270       $     1,122
Accruing loans past due 90 days or more                   20                24
Restructured loans (in compliance with
 modified terms)                                           0                 0
                                                ------------      ------------

  Total nonperforming loans                            3,290             1,146

Other real estate owned                                1,314             2,124
                                                ------------      ------------

  Total nonperforming assets                     $     4,604       $     3,270
                                                ------------      ------------
                                                ------------      ------------

Nonincome producing investments in real
 estate held by Bank's real estate
development subsidiary                            $    1,173        $    1,173
                                                 ------------      ------------
                                                 ------------      ------------

Nonperforming loans to total loans                      1.24%             0.37%
Allowance for loan losses to
 nonperforming loans                                     155%              489%
Nonperforming assets to total assets                    0.86%             0.55%
Allowance for loan losses to
 nonperforming assets                                    111%              171%


ALLOWANCE FOR LOAN LOSS

The Bank maintains its allowance for loan losses at a level considered by Management to be adequate to cover the risk of loss in the loan portfolio at a particular point in time. This determination includes an evaluation and analysis of historical experience, current loan mix and volume, and projected economic conditions.

The following table presents information concerning the allowance and provision for loan losses.

                                              June 30,           June 30,
                                              --------           --------
                                                1995               1994
                                                ----               ----
                                                     (in thousands)
Balance, Beginning of period                 $     5,608        $     5,973

Provision charged to operations                       75                 30

Loan charged off                                    (173)              (360)

Recoveries of loans previously
 charged off                                          99                144

Balance, end of period                       $     5,609        $     5,787
                                            ------------       ------------
                                            ------------       ------------

Ending loan portfolio                        $   308,699        $   307,378
                                            ------------       ------------
                                            ------------       ------------
Allowance to loans as a
 percentage of ending loan portfolio               1.82%              1.88%
                                            ------------       ------------
                                            ------------       ------------

EQUITY

The following table indicates the amounts of regulatory capital of the Company.


                                Tier 1         Total Risk-       Leverage
                                                 Based
                              ---------------------------------------------
                                          (dollars in thousands)
June 30, 1995
Company's %                        13.6%             14.8%             9.0%
Regulatory minimum %                4.0%              8.0%             4.0%
Company's capital $           $   50,719        $   55,390       $   50,719
Regulatory minimum $              14,948            29,895           22,589
                             ------------      ------------     ------------
Computed excess               $   35,771        $   25,495       $   28,130
                             ------------      ------------     ------------
                             ------------      ------------     ------------

                                     PART II


OTHER INFORMATION

Item 5.     Exhibits Index                                                  Page
            --------------                                                  ----

            a.   Exhibits
                 --------

                 Computations of Earnings Per Share                          26

            b.   Reports on Form 8-K:
                 --------------------

                 None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TRICO BANCSHARES



Date     August 11, 1995                 /s/ Robert H. Steveson
     -----------------------             ----------------------
                                         Robert H. Steveson
                                         President and
                                         Chief Executive Officer


Date     August 11, 1995                 /s/ Robert M. Stanberry
     -----------------------             -----------------------
                                         Robert M. Stanberry
                                         Vice President and
                                         Chief Financial Officer