Form 10-Q
period 1995-09-30
TRICO BANCSHARES /
filed 1995-11-13
CIK 356171

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    Form 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended SEPTEMBER 30, 1995              Commission file number 0-10661

                                TRICO BANCSHARES
             (Exact name of registrant as specified in its charter)


           CALIFORNIA                                          94-2792841
  (State or other jurisdiction                              (I.R.S. Employer
 incorporation or organization)                            Identification No.)

              15 INDEPENDENCE CIRCLE, CHICO, CALIFORNIA       95973
              (Address of principal executive offices)   (Zip code)

Registrant's telephone number, including area code                  916/898-0300
                                                                    ------------

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X                       No
                        -----                        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class:  Common stock, no par value

Outstanding shares as of November  10, 1995:  4,459,445

                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                             (unaudited)
                                                             SEPTEMBER 30,          DECEMBER 31,
                                                                 1995                   1994
Assets:
Cash and due from banks                                    $        26,794         $       39,709
Securities held-to-maturity
  (approximate fair value $130,004 and $131,649)                   132,594                143,788
Securities available-for-sale, net of
  unrealized (loss) of $(921) and $(5,343)                          69,337                 74,706
Loans, net of allowance for
  loan losses of $(5,658) and $(5,608)                             314,226                301,742
Premises and equipment, net                                         13,036                 13,198
Investment in real estate properties                                 1,173                  1,173
Other real estate owned                                              1,091                  1,877
Accrued interest receivable                                          4,413                  4,748
Other assets                                                        12,657                 12,893
                                                       --------------------   --------------------
     Total assets                                          $       575,321         $      593,834
                                                       --------------------   --------------------
                                                       --------------------   --------------------
Liabilities:
Deposits
  Noninterest-bearing demand                               $        74,018         $       88,957
  Interest-bearing demand                                           79,273                 80,657
  Savings                                                          159,198                190,800
Time certificates                                                  170,523                130,758
                                                       --------------------   --------------------
  Total deposits                                                   483,012                491,172
Fed funds purchased                                                  7,700                      0
Repurchase agreements                                                9,828                 30,457
Accrued interest payable and other liabilities                       6,865                  5,475
Long term borrowings                                                16,466                 18,499
                                                       --------------------   --------------------
     Total liabilities                                             523,871                545,603

Shareholders' equity:
Preferred stock                                                          0                  3,899
Common stock                                                        44,222                 43,552
Retained earnings                                                    8,319                  4,488
Securities unrealized holdings (loss), net                          (1,091)                (3,708)
                                                       --------------------   --------------------

     Total shareholders' equity                                     51,450                 48,231
                                                       --------------------   --------------------

     Total liabilities and shareholders' equity            $       575,321         $      593,834
                                                       --------------------   --------------------
                                                       --------------------   --------------------

                                TRICO BANCSHARES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                 (in thousands except earnings per common share)

                                                                FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                                 ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                                 1995           1994           1995           1994
                                                                 ----           ----           ----           ----

Interest income:
  Interest and fees on loans                                $      8,724   $      7,854   $     25,005   $     22,363
  Interest on investment
   securities-taxable                                              2,857          3,127          8,962          9,106
  Interest on investment
   securities-tax exempt                                              38             58            125            181
  Interest on federal funds sold                                      10             25            140            116
                                                            ------------   ------------   ------------   ------------
     Total interest income                                        11,629         11,064         34,232         31,766
                                                            ------------   ------------   ------------   ------------

Interest expense:
  Interest on deposits                                             4,127          3,516         11,988         10,355
  Interest on federal funds purchased                                 49             53            106            114
  Interest on other borrowings                                       353            477          1,249          1,040
                                                            ------------   ------------   ------------   ------------

     Total interest expense                                        4,529          4,046         13,343         11,509
                                                            ------------   ------------   ------------   ------------

     Net interest income                                           7,100          7,018         20,889         20,257

Provision for loan losses                                            160            200            235            230
                                                            ------------   ------------   ------------   ------------
  Net interest income after
   provision for loan losses                                       6,940          6,818         20,654         20,027

Noninterest income:
  Service charges and fees                                         1,067            924          3,103          2,646
  Other income                                                       375            318          1,419          1,142
  Securities gains (losses), net                                       0             15            (10)           (24)
                                                            ------------   ------------   ------------   ------------
     Total noninterest income                                      1,442          1,257          4,512          3,764
                                                            ------------   ------------   ------------   ------------

Noninterest expenses:
  Salaries and related expenses                                    2,652          2,682          8,186          7,960
  Other, net                                                       2,600          3,001          8,093          8,673
                                                            ------------   ------------   ------------   ------------
     Total noninterest expenses                                    5,252          5,683         16,279         16,633
                                                            ------------   ------------   ------------   ------------

Net income before income taxes                                     3,130          2,392          8,887          7,158

  Income taxes                                                     1,286          1,158          3,649          3,109
                                                            ------------   ------------   ------------   ------------

     Net income                                                    1,844          1,234          5,238          4,049

Preferred stock dividends                                             35            105            245            315
                                                            ------------   ------------   ------------   ------------
Net income available to
  common shareholders                                              1,809          1,129          4,993          3,734
                                                            ------------   ------------   ------------   ------------

Primary earnings per common share                           $       0.39   $       0.24   $       1.08   $       0.80
                                                            ------------   ------------   ------------   ------------
                                                            ------------   ------------   ------------   ------------
Fully diluted earnings per common share                     $       0.38   $       0.24   $       1.06   $       0.80
                                                            ------------   ------------   ------------   ------------
                                                            ------------   ------------   ------------   ------------

                                        3

                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)
                     (in thousands, except number of shares)




                                       PREFERRED STOCK             COMMON STOCK                   UNREALIZED
                                                                                                  SECURITIES
                                       NUMBER                    NUMBER                RETAINED     HOLDING
                                     OF SHARES    AMOUNT       OF SHARES    AMOUNT     EARNINGS   GAIN (LOSS)      TOTAL
Balance,
 January 1, 1995                         8,000    $  3,899     4,392,134    $ 43,552   $  4,488    $ (3,708)     $ 48,231

Preferred stock redemption              (8,000)     (3,899)            0           0       (101)          0        (4,000)

Exercise of common stock
 options                                     0           0        67,311         513          0           0           513

Preferred stock cash
 dividends                                   0           0             0           0       (245)          0          (245)

Common stock cash
 dividends                                   0           0             0           0     (1,061)          0        (1,061)

Change in securities
 unrealized holding gain (loss)              0           0             0           0          0       2,617         2,617

Stock option amortization                    0           0             0         157          0           0           157

Net income, September 30, 1995               0           0             0           0      5,238           0         5,238
                                     ---------   ---------     ---------   ---------   --------   ---------     ---------

Balance, September 30, 1995                  0    $      0     4,459,445    $ 44,222   $  8,319    $ (1,091)     $ 51,450
                                     ---------   ---------     ---------   ---------   --------   ---------     ---------
                                     ---------   ---------     ---------   ---------   --------   ---------     ---------

                                       4

                                TRICO BANCSHARES
                        CONDENSED CONSOLIDATED STATEMENTS
                                   OF CASH FLOWS
                                    (unaudited)
                                   (in thousands)

                                                            FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,
                                                              1995        1994
                                                              ----        ----
Operating activities:
Net income                                                   $  5,238  $  4,049
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Provision for loan losses                                       235       230
  Provision for losses on OREO                                     35        12
  Depreciation and amortization                                 1,202     1,016
  Amortization of investment security discounts                    89       154
  Deferred income taxes                                          (112)      155
  Investment security (gains) losses (net)                         10        24
  (Gain) loss on sale of other real estate owned                  (73)       10
  (Gain) loss on sale of loans                                    (23)        -
  Proceeds from loan sales                                      5,819    12,427
  Origination of loans held for sale                           (6,794)   (5,851)
  Amortization of stock options                                   157       249
  (Increase) decrease in interest receivable                      335      (715)
  Increase (decrease) in interest payable                         959        79
  (Increase) decrease in other assets and liabilities          (1,346)   (1,913)
                                                             --------   -------
    Net cash provided by operating activities                   5,731     9,926
                                                             --------   -------
Investing activities:
  Proceeds from maturities of securities held-to-maturity      11,191    12,642
  Purchases of securities held-to-maturity                          -   (22,439)
  Proceeds from maturities of securities available-for-sale     8,554    19,931
  Proceeds from sales of securities available-for-sale          6,993    36,861
  Purchases of securities available-for-sale                   (5,720)  (73,945)
  Net (increase) decrease in loans                            (12,077)  (15,139)
  Purchases of premises and equipment                            (852)   (1,821)
  Proceeds from sale of other real estate owned                 1,180     2,036
  Purchases and additions to real estate properties                 -        (1)
                                                             --------   -------
    Net cash provided (used) by investing activities            9,269   (41,875)
                                                           ----------   -------
(continued)



                               TRICO BANCSHARES
                       CONDENSED CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                  (continued)

                                                            FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,
                                                              1995        1994
                                                              ----        ----
Financing activities:
    Net increase (decrease) in deposits                        (8,160)    (17,647)
    Net increase in federal funds purchased                     7,700           -
    Borrowings under repurchase agreements                          -      25,500
    Repayment of repurchase agreements                        (20,629)          -
    Borrowings under long-term debt agreements                      -      11,389
    Payments of principal on long-term debt agreements         (2,033)        (22)
    Redemption of preferred stock                              (4,000)          -
    Cash dividends - Preferred                                   (245)        (315)
    Cash dividends - Common                                    (1,061)        (954)
    Exercise of common stock options                              513          342
                                                           ----------    ---------
      Net cash provided (used) by financing activities        (27,915)      18,293
                                                           ----------    ---------
      Increase (decrease) in cash and cash equivalents        (12,915)      (13,656)
      Cash and cash equivalents at beginning of year           39,709        42,922
                                                           ----------    ----------
      Cash and cash equivalents at end of period            $  26,794     $  29,266
                                                           ----------    ----------
                                                           ----------    ----------
Supplemental information:
    Cash paid for taxes                                    $    3,540    $    2,841
    Cash paid for interest expense                         $   12,384    $   11,430


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

The interim results for the nine months ended September 30, 1995 and 1994, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 1994.

Certain reclassifications have been made to the prior year's financial statements in order to conform with the classifications of the September 30, 1995 financial statements.

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

As of September 30, 1995, the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS 114 are as follows:

                                         Recorded          Valuation
                                         Investment        Allowance
                                         ----------        ---------
                                                (in thousands)
Impaired Loans -
  Valuation allowance required           $       391       $       234
  No valuation allowance required              3,732                 -
                                         -----------       -----------
    Total impaired loans                 $     4,123       $       234
                                         -----------       -----------
                                         -----------       -----------

The valuation allowance related to impaired loans under SFAS 114 is included in the allowance for loan losses on the consolidated balance sheet at September 30, 1995. The average recorded investment in impaired loans for the nine months ended September 30, 1995 was $3,077,000.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of $170,000 for the nine months ended September 30, 1995.

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

OVERVIEW

The Company earned $1,844,000 for the third quarter ended September 30, 1995 versus $1,234,000 in 1994. Fully diluted earnings per share for the third quarter periods were $0.38 and $0.24, respectively. Earnings for the nine months ended September 30, 1995 were $5,238,000 versus year ago results of $4,049,000. The fully diluted earnings per share were $1.06 and $.80 for the respective nine month periods. The earnings per share results have been adjusted for a five for four (5/4) stock split effected as a stock dividend in September 1995.

Operating results of the Bank for the third quarter improved on a year over year basis as well as compared to second quarter 1995 results. Net income before taxes increased $738,000 or 30.9% in the third quarter of 1995 versus 1994 and $137,000 or 4.6% versus the prior quarter. Net interest income, noninterest income and noninterest expenses all had favorable changes from the year ago third quarter. Net interest income increased $82,000 or 1.2% due to higher average rates received on earning assets and lower average balances on interest bearing liabilities. These increases in net interest income were partially offset by lower average balances on earning assets and higher rates on interest bearing liabilities. Net interest margin for the third quarter of 1995 was 5.49% versus 5.24% in 1994. Noninterest income increased $185,000 or 14.7%. Service charges and fee revenues accounted for most of the increase. Noninterest expenses decreased $431,000 or 7.6%. Of this amount, approximately $216,000 was attributable to the reduction in the FDIC deposit insurance premiums. The third quarter of 1994 contained one time merger costs of approximately $512,000. These reductions were offset in part by increases in premise and equipment related expenses and other expenses.

Assets of the Company totaled $575,321,000 at September 30, 1995 which was an increase of $10,603,000 from the 1995 second quarter ending balances. All of this increase was reflected in loans as those balances increased $11,185,000 during the quarter. However, total assets were $19,989,000 lower from year ago balances. Management has generally allowed the investment portfolio to decrease as securities mature or principal payments on mortgage backed securities take place. As a result the securities portfolio decreased about $23,186,000 from year ago balances. Loan balances increased $6.2 million from the prior year third quarter. These two items account for most of the changes in assets. Decreases in deposit liabilities of $15,340,000 and reverse repurchase agreements of $15,672,000 and a $7,700,000 increase in Federal Funds Purchased from year ago levels mostly offset the changes in the assets.

At September 30, 1995, the year to date annualized ROA was 1.21% and the ROE was 13.9%. For the same period in 1994 these ratios were .92% and 11.4% respectively. At the end of the third quarter of 1995, TriCo Bancshares had a leverage ratio of 9.1% based on ending assets, a Tier 1 capital ratio of 13.5% and a total risk-based capital ratio of 14.7%. These compared to 8.4%, 13.0% and 14.3% in 1994.

The following tables provide a summary of the major elements of income and expense for the third quarter of 1995 compared with the third quarter of 1994 and for the first nine months of 1995 compared with the first nine months of 1994.

                                TRICO BANCSHARES
                             CONDENSED COMPARATIVE
                               INCOME STATEMENT
                (in thousands, except earnings per common share)


                                                       Three months
                                                    ended September 30,       Percentage
                                                   1995             1994        Change
                                                   ----             ----       increase
                                                    (in thousands, except      (decrease)
                                                      earnings per share)
Interest income                                   $ 11,658        $ 11,109         4.9%
Interest expense                                     4,529           4,046        11.9%
                                                  --------        --------
Net interest income                                  7,129           7,063         0.9%
Provision for loan losses                              160             200       -20.0%
                                                  --------        --------

Net interest income after                            6,969           6,863         1.5%
  provision for loan losses

Noninterest income                                   1,442           1,257        14.7%
Noninterest expenses                                 5,252           5,683        -7.6%
                                                  --------        --------
Net income before income taxes                       3,159           2,437        29.6%
Income taxes                                         1,286           1,158        11.1%
Tax equivalent adjustment(1)                            29              45       -36.7%
                                                  --------        --------
Net income                                           1,844           1,234        49.4%
                                                  --------        --------
                                                  --------        --------
Preferred stock dividends                              (35)           (105)      -66.7%

Net income available to                              1,809           1,129        60.2%
  common shareholders'

Primary earnings per common share                     0.39            0.24        62.5%


(1) Interest on tax-free securities is reported on a tax equivalent basis of
    1.75 and 1.77 for September 30, 1995 and 1994 respectively.

                                TRICO BANCSHARES
                             CONDENSED COMPARATIVE
                               INCOME STATEMENT
                (in thousands, except earnings per common share)


                                                       Nine months
                                                    ended September 30,
                                                   1995             1994      Percentage
                                                   ----             ----        Change
                                                    (in thousands, except      increase
                                                      earnings per share)      (decrease)
Interest income                                   $ 34,326        $ 31,906       7.6%
Interest expense                                    13,343          11,509      15.9%
                                                  --------        --------
Net interest income                                 20,983          20,397        2.9%
Provision for loan losses                              235             230        2.2%

Net interest income after                           20,748          20,167        2.9%
  provision for loan losses

Noninterest income                                   4,512           3,764       19.9%
Noninterest expenses                                16,279          16,633       -2.1%
                                                  --------        --------

Net income before income taxes                       8,981           7,298       23.1%
Income taxes                                         3,649           3,109       17.4%
Tax equivalent adjustment(1)                            94             140      -33.0%
                                                  --------        --------

Net income                                           5,238           4,049       29.4%
                                                  --------        --------
                                                  --------        --------

Preferred stock dividends                             (245)           (315)     -22.2%

Net income available to                              4,993           3,734       33.7%
  common shareholders'

Primary earnings per common share                     1.08            0.80       35.0%




(1) Interest on tax-free securities is reported on a tax equivalent basis of
    1.75 and 1.77 for September 30, 1995 and 1994 respectively.

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

In the quarter ended September 30, 1995, interest income increased $549,000 or 4.9 percent over the same period in 1994. Higher rates received on loans and a small increase in average loan balances were the factors contributing to the interest income increase. Average rates received on loans were 103 basis points or 10.2% higher and reflected the 1994 and early 1995 increases in prime rate. Average loan balances were $2,490,000 (.8%) higher. These two items provided an increase of $870,000 in interest income. The interest income increase for loans was offset in part by a decrease of $297,000 in interest income from investment securities. For the third quarter of 1995, the average balance of investment securities was $20,766,000 or 9.2% lower than for the same period of 1994. This reduction in investment securities was basically the result of maturities and paydowns received on the portfolio.

For the third quarter of 1995, interest expense increased by $483,000 or 11.9% over the year earlier period. Interest paid on time deposits increased $1,001,000 or 72.1%. Because of the rate increases precipitated by the Federal Reserve Bank, average rates paid on time deposits increased from 4.92% in 1994 to 5.75% in 1995. This accounted for an increase in interest expense of $600,000. As the rates paid on time deposits increased deposits shifted from savings accounts into the time certificates. Increases in the time deposit balances resulted in additional interest expense of $401,000. This was offset in part by a $401,000 (24.9%) decrease in interest paid on savings accounts due to the lower average balances. All other categories of interest bearing liabilities had lower average balances from the third quarter in 1994.

The combined effect of the increase in both interest income and interest expense for the third quarter of 1995 versus 1994 resulted in a slight increase of $66,000 in net interest income. Net interest margin increased 25 basis points from 5.24% to 5.49%.

For the nine month period ending September 30, 1995, interest income increased $2,420,000 or 7.6% over 1994. Essentially all of the increase was the result of higher rates earned on all categories of interest earning assets. The average rate. received on earning assets increased 78 basis points or 9.8%. Additional interest earned on a 1.4% increase in loan volume was offset by reduced interest income on a 5.2% decrease in balances of investment securities.

Interest expense for the nine month period increased $1,834,000 over the 1994 amount. This 15.9% increase was mostly due to rate and volume increases in time deposits as interest paid on those instruments increased $2,701,000 or 69.4%. The major offsetting item to this increase was a $1,010 (20.6%) decrease in interest paid on savings accounts due to lower average balances. The higher rates paid on time deposits caused customers to move funds from savings accounts. Overall rates paid on interest-bearing liabilities in the first nine months of 1995 increased 67 basis points to 4.03% from the same period in 1994.

The combined effect of the increase in both interest income and interest expense for the first nine months of 1995 versus 1994 resulted in an increase of $586,000 in net interest income. Net interest margin increased 25 basis points from 5.10% to 5.35%.

The following four tables provide summaries of the components of the interest income, interest expense and net interest margins on earning assets for the quarter and nine month periods ended September 30, 1995 versus the same periods in 1994.

                                TRICO BANCSHARES
                       ANALYSIS OF CHANGE IN NET INTEREST
                           MARGIN ON EARNING ASSETS
                                 (in thousands)

                                               Three Months Ended
                                               ------------------
                                     30-Sep-95                     30-Sep-94
                                     ---------                     ---------

                           Average    Income/     Yield/   Average   Income/   Yield/
                          Balance(1)   Expense     Rate   Balance(1) Expense   Rate
Assets
Earning assets
  Loans(2)(3)              $ 313,858  $ 8,724      11.12%  $ 311,368  $ 7,854  10.09%
  Securities(4)              204,748    2,924       5.71%    225,514    3,230   5.73%
  Federal funds sold             721       10       5.55%      2,639       25   3.79%
                           ---------  -------              --------   -------
    Total earning assets     519,327   11,658       8.98%    539,521   11,109   8.24%
                                      -------                         -------
Cash and due from bank        26,552                          31,936
Premises and equipment        13,170                          13,747
Other assets,net              17,018                          18,791
Less:  allowance
  for loan losses             (5,633)                         (5,826)
                           ---------                       ---------
      Total                $ 570,434                       $ 598,169
                           ---------                       ---------
                           ---------                       ---------
Liabilities and
  shareholders' equity
Interest-bearing
  Demand deposits          $  80,546      501       2.49%  $  81,058      518   2.56%
  Savings deposits           157,844    1,236       3.13%    210,174    1,609   3.06%
  Time deposits              168,434    2,390       5.68%    130,687    1,389   4.25%
Federal funds purchased        3,410       49       5.75%      4,309       53   4.92%
Short-term debt                8,137      116       5.70%     19,510      248   5.08%
Long-term debt                16,469      237       5.76%     18,517      229   4.95%
                            --------    -----              ---------    -----
   Total interest-bearing
      liabilities            434,840    4,529       4.17%    464,255    4,046   3.49%
                                        -----                           -----
Noninterest-bearing deposits  76,457                          79,963
Other liabilities              9,630                           6,227
Shareholders' equity          49,507                          47,724
                            --------                       ---------
    Total liabilities
      and shareholders'
      equity               $ 570,434                       $ 598,169
                            --------                       ---------
                            --------                       ---------

Net interest rate spread(5)                         4.81%                       4.75%
                                                                                -----
Net interest income/net               $ 7,129                         $ 7,063
                                      -------                         -------
                                      -------                         -------
  interest margin(6)                     5.49%                          5.24%
                                      -------                         -------
                                      -------                         -------


(1) Average balances are computed principally on the basis of daily balances.
(2) Nonaccrual loans are included.
(3) Interest income on loans includes fees on loans of $395,000 in 1995 and $565,000 in 1994.
(4) Interest income is stated on a tax equivalent basis of 1.75 and 1.77 at September 30, 1995 and 1994.
(5) Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(6) Net interest margin is computed by dividing net interest income by total average earning assets.

                                TRICO BANCSHARES
                       ANALYSIS OF CHANGE IN NET INTEREST
                           MARGIN ON EARNING ASSETS
                                 (in thousands)

                                                Nine Months Ended
                                                -----------------
                                     30-Sep-95                     30-Sep-94
                                     ---------                     ---------

                         Average     Income/     Yield/   Average   Income/   Yield/
                        Balance(1)   Expense     Rate    Balance(1)  Expense   Rate

Assets
Earning assets
  Loans(2)(3)              $ 305,118  $ 25,005    10.93%   $ 300,800 $ 22,363  9.91%
  Securities(4)              214,313     9,181     5.71%     227,341    9,427  5.53%
  Federal funds sold           3,327       140     5.61%       4,781      116  3.24%
                           ---------  ---------             --------- -------
    Total earning assets   $ 522,758    34,326     8.76%     532,922   31,906  7.98%
                                      ---------                       -------
Cash and due from bank        28,513                          32,060
Premises and equipment        13,247                          13,084
Other assets,net              15,968                          17,764
Less:  allowance
  for loan losses             (5,634)                         (5,919)
                           ---------                        ---------
      Total                $ 574,852                        $ 589,911
                           ---------                        ---------
                           ---------                        ---------
Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits          $  80,547      1,485    2.46%    $  83,659   1,555  2.48%
  Savings deposits           168,708      3,912    3.09%      212,419   4,910  3.08%
  Time deposits              161,045      6,591    5.46%      129,155   3,890  4.02%
Federal funds purchased        2,349        106    6.02%        3,549     114  4.28%
Short-term debt               11,647        522    5.98%       12,639     457  4.82%
Long-term debt                17,070        727    5.68%       15,516     583  5.01%
                           ---------  ---------             --------- -------
   Total interest-bearing
      liabilities            441,366     13,343    4.03%      456,937  11,509  3.36%
                                      ---------                       -------
Noninterest-bearing
  deposits                    75,030                           79,783

Other liabilities              8,311                            5,924
Shareholders' equity          50,145                           47,267
                           ---------                        ---------
    Total liabilities
      and shareholders'
      equity               $ 574,852                        $ 589,911
                           ---------                        ---------
                           ---------                        ---------
Net interest rate
   spread(5)                                      4.72%                        4.62%
                                                                               ----
                                                                               ----
Net interest income/net                $ 20,983                        $20,397
                                       --------                        -------
                                       --------                        -------
  interest margin(6)                      5.35%                          5.10%
                                       --------                        -------
                                       --------                        -------

(1) Average balances are computed principally on the basis of daily balances.
(2) Nonaccrual loans are included.
(3) Interest income on loans includes fees on loans of $1,205,000 in 1995 and $1,536,000 in 1994.
(4) Interest income is stated on a tax equivalent basis of 1.75 and 1.77 at September 30, 1995 and 1994.
(5) Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(6) Net interest margin is computed by dividing net interest income by total average earning assets.

                                TRICO BANCSHARES
                       ANALYSIS OF VOLUME AND RATE CHANGES
                        ON NET INTEREST INCOME AND EXPENSE
                                 (in thousands)

                             For the three months ended September 30
                             ---------------------------------------
                                            1995 over 1994
                                            --------------


                                                        Yield/
                              Volume      Rate(4)        Total
                           ---------   ----------    ---------
Increase (decrease) in
  interest income:
    Loans(1)(2)            $      63   $      807    $     870
    Investment
      securities(3)             (297)         (10)        (307)
    Federal funds sold           (18)           3          (15)
                           ---------   ----------    ---------
      Total                     (252)         801          549
                           ---------   ----------    ---------
Increase (decrease) in
  interest expense:
    Demand deposits
      (interest-bearing)          (3)         (14)         (17)
    Savings deposits            (401)          28         (373)
    Time deposits                401          600        1,001
    Federal funds purchased      (11)           7           (4)
    Short-term debt             (145)          13         (132)
    Long-term debt               (25)          33            8
                           ---------   ----------    ---------
      Total                     (184)         667          483
                           ---------   ----------    ---------

Increase (decrease) in
   net interest income      $    (68)  $      134   $       66
                           ---------   ----------    ---------
                           ---------   ----------    ---------



(1) Nonaccrual loans are included.

(2) Interest income on loans includes fee income on loans of $395,000 in 1995 and $565,000 in 1994.

(3) Interest income is stated on a tax equivalent basis of 1.75 and 1.77 for September 30, 1995 and 1994.

(4) The rate/volume variance has been included in the rate variance.

                                TRICO BANCSHARES
                       ANALYSIS OF VOLUME AND RATE CHANGES
                        ON NET INTEREST INCOME AND EXPENSE
                                 (in thousands)

                           For the nine months ended September 30
                           --------------------------------------
                                       1995 over 1994
                                       --------------


                                                        Yield/
                              Volume      Rate(4)        Total
                           ---------   ----------    ---------

Increase (decrease) in
  interest income:
    Loans(1)(2)            $     321    $   2,321    $    2,642
    Investment
      securities(3)             (540)         294         (246)
    Federal funds sold           (35)          59           24
                           ---------    ---------    ---------
      Total                     (254)       2,674        2,420
                           ---------    ---------    ---------
                           ---------    ---------    ---------

Increase (decrease) in
  interest expense:
    Demand deposits
      (interest-bearing)         (58)         (12)         (70)
    Savings deposits          (1,010)          12         (998)
    Time deposits                960        1,741        2,701
    Federal funds purchased      (39)          31           (8)
    Short-term debt              (36)         101           65
    Long-term debt                58           86          144
                           ---------    ---------    ---------
      Total                     (125)       1,959        1,834
                           ---------    ---------    ---------
Increase (decrease) in
  net interest income      $    (129)   $     715    $     586
                           ---------    ---------    ---------
                           ---------    ---------    ---------

(1) Nonaccrual loans are included.
(2) Interest income on loans includes fee income on loans of $1,205,000 in 1995 and $1,536,000 in 1994.
(3) Interest income is stated on a tax equivalent basis of 1.75 and 1.77 for September 30, 1995 and 1994.
(4) The rate/volume variance has been included in the rate variance.

PROVISION FOR LOAN LOSSES

In the first nine months of 1995, the Bank provided $235,000 for loan losses versus $230,000 in 1994. The provision replenished the net loans charged off during the first nine months of 1995 and added $50,000 for growth in outstanding loan balances. The allowance for loan losses was 1.77% of outstanding loans versus 1.83% at December 31,1994. Management's ongoing analysis of the loan portfolio determined that the remaining balance of $5,658,000 in the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio.

NONINTEREST INCOME

Total noninterest income for the third quarter of 1995 increased $185,000 or 14.7% from the same period in 1994. Selective rate increases in service charges which took effect January 1, 1995 as well as increased volumes in some fee categories added approximately $130,000 to noninterest income. Commissions on the sale of annuities and mutual funds also contributed to the increase as they were up $104,000 or 62.9%. This revenue was offset in part by a $47,000 (80.9%) decline in sale of 1-4 family mortgages as origination's of these loans have been significantly down in 1995. No other individual items had significant changes.

Results for the nine months were consistent with the third quarter. Overall, noninterest income increased $748,000 or 19.9% in 1995 versus 1994. Service charges and fee income accounted for $458,000 of the increase. This increase resulted from the same factors as detailed above. In the other income category non recurring income items increased $295,000 and commissions on the sale of annuities and mutual funds increased by $75,000 (11.2%) during the first nine months of 1995. These increases were offset in part by a $137,000 reduction in revenue from the sale of 1-4 family mortgage loans. Mortgage lending activity has been significantly lower during 1995.

NONINTEREST EXPENSE

Noninterest expense is comprised of operating expenses of the Company and the Bank, plus the total noninterest (income) expenses (excluding gains or losses from securities) of the Bank's real estate development subsidiary. These expenses decreased $431,000 or 7.6% in the third quarter of 1995 versus the same period last year.

For the quarter, salaries and benefits reflected a slight decrease from the prior year. This reduction was due in part to a reduction in staffing levels as average full time equivalent employees decreased 5.6 from the prior year. Also, one time merger payments of $178,000 were incurred in 1994.

Other expenses decreased $401,000 or 13.4% in the third quarter . Two major factors contributed to the decrease. In 1994 merger costs totaling $512,000 were incurred and in 1995 the FDIC insurance premium rate was reduced resulting in a favorable change of $228,000 for the quarter. These savings were offset in part by net increases of $120,000 in premise and equipment expenses and $220,000 in other operating expenses. These increases were incurred in various expense categories with no significant changes in any one category.

For the nine month period noninterest expenses decreased $354,000 or 2.1% in 1995 over 1994. Taking the 1994 one time merger costs of $916,000 into account results in a net increase in noninterest expenses of $562,000 or 3.6%. Salaries and related expenses were up $226,000 or 2.8% due to normal salary progressions and the full nine month effect of supermarket operations begun in 1994. Premise and equipment expenses were up $296,000 or 12.2% with much of the increase related to the supermarket branches. Decreases of $122,000 (31%) and $231,000 (27%) were realized in advertising and FDIC insurance expenses. Other categories of expenses had moderate increases or decreases.

Management continually reviews these expenses and expense controls. With the addition of more supermarket branches the ongoing expenses will probably continue to show modest increases.

PROVISION FOR INCOME TAXES

The effective tax rate for the nine months ended September 30, 1995 is 41.1%. This rate approximates the combined California and Federal statutory rates. The actual rate equals the statutory rate as the Bank does not have significant holdings of tax exempt securities. The Bank does not anticipate increasing its holdings of tax-free securities in the near term.

LOANS

In the third quarter of 1995, loan balances increased $11,185,000 or 3.6% from the ending balances at June 30, 1995. Loan balances were higher in all categories. The balances also exceeded year end balances by $12,530,000 and 1994 third quarter ending balances by $6,113,000. While the economy in the Bank's market area has remained relatively soft, the Bank has been aggressively marketing its loan products. Loan underwriting standards have been maintained, but pricing has been more competitive. Some of the growth in commercial loan balances has come from the normal advances on seasonal agricultural production credit lines. Management believes modest loan growth should continue through the fourth quarter.

SECURITIES

At September 30, 1995, securities held-to-maturity had a cost basis of $132,594,000 and a fair value of $130,004,000. This portfolio contained mortgage-backed securities totaling $89,026,000 of which $39,832,000 were CMO's. The securities available-for-sale portfolio had a fair market value of $69,337,000 with an amortized cost basis of $70,258,000. This portfolio contained mortgage-backed securities totaling $33,364,000 of which $26,006,000 were CMO's. At December 31, 1994 the fair value of the two portfolios was $17,482,000 or 7.8% less than amortized cost. Because of the declining long term interest rates during 1995, at September 30 the fair value of securities reflected an unrealized loss of $3,511,000 or 1.7% of amortized cost. If loan demand continues to improve, management intends to continue to move funds from maturing securities into loans.

NONPERFORMING LOANS

As shown in the following table, total nonperforming assets have increased a modest $7,000 since year end. Nonperforming assets decreased $1,574,000 from the second quarter balance of $4,604,000. Most of that decrease took place in the nonaccrual loan category. Non performing assets represent only 0.53% of total assets. Nonaccrual loans increased while OREO decreased during this period. All nonaccrual loans are considered to be impaired when determining any valuation allowance under SFAS 114 (see (Note B). The Collections Department personnel continue to make a concerted effort to work problem and potential problem loans to reduce risk of loss.

                                         September 30,     December 31,
                                         -------------     -----------
                                              1995             1994
                                              ----             ----

Nonaccrual loans $                        $     1,919      $      1,122
Accruing loans past due 90 days or more            20                24
Restructured loans (in compliance with
modified terms)                                     0                 0
                                          ------------      -----------
     Total nonperforming loans                   1,939            1,146
Other real estate owned                          1,091            1,877
                                          ------------      -----------
     Total nonperforming assets           $      3,030      $     3,023
                                          ------------      -----------
                                          ------------      -----------
Nonincome producing investments in real
  estate held by Bank's real estate
    development subsidiary                $      1,173      $     1,173
                                          ------------      -----------
                                          ------------      -----------
Nonperforming loans to total loans               0.61%            0.36%
Allowance for loan losses to
  nonperforming loans                             292%             489%
Nonperforming assets to total assets             0.53%            0.51%
Allowance for loan losses to
  nonperforming assets                            187%             198%


ALLOWANCE FOR LOAN LOSSES

The Bank maintains its allowance for loan losses at a level considered by Management to be adequate to cover the risk of loss in the loan portfolio at a particular point in time. This determination includes an evaluation and analysis of historical experience, current loan mix and volume, and projected economic conditions.

The following table presents information concerning the allowance and provision for loan losses.

                                         September 30,     December 31,
                                         -------------     -----------
                                              1995             1994
                                              ----             ----
                                                (in thousands)

Balance, Beginning of period              $      5,608     $      5,973

Provision charged to operations                    235              230

Loan charged off                                  (361)            (575)

Recoveries of loans previously
  charged off                                      176              260

Balance, end of period                    $      5,658     $      5,888
                                          ------------     ------------
                                          ------------     ------------
Ending loan portfolio                     $    319,884     $    313,771
                                          ------------     ------------
                                          ------------     ------------
Allowance to loans as a
  percentage of ending loan portfolio            1.77%            1.88%
                                          ------------     ------------
                                          ------------     ------------

EQUITY

The following table indicates the amounts of regulatory capital of the Company.

                                  Tier I       Total Risk-     Leverage
                                                  Based
                                 ----------     ----------     ---------
                                          (dollars in thousands)
September 30, 1995
Company's %                           13.5%          14.7%          9.1%
Regulatory minimum %                   4.0%           8.0%          4.0%
Company's capital $              $   52,541     $   57,421     $  52,541
Regulatory minimum $                 15,615         31,230        23,013
                                 ----------     ----------     ---------
Computed excess                  $   36,926     $   26,191     $  29,528
                                 ----------     ----------     ---------
                                 ----------     ----------     ---------

                                     PART II


OTHER INFORMATION

Item 5.     Exhibits Index                                     Page
            --------------                                     ----
            a.   Exhibits
                 --------
                 Computations of Earnings Per Share              27

            b.   Reports on Form 8-K:
                 --------------------
                 None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TRICO BANCSHARES

Date  November 10, 1995                 /s/Robert H. Steveson
     --------------------               --------------------------------------
                                        Robert H. Steveson
                                        President and
                                        Chief Executive Officer


Date  November 10, 1995                 /s/Robert M. Stanberry
     --------------------               --------------------------------------
                                        Robert M. Stanberry
                                        Vice President and
                                        Chief Financial Officer