Form 10-K405
period 1995-12-31
TRICO BANCSHARES /
filed 1996-03-14
CIK 356171

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C.  20549

                                      FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934

For the fiscal year                               Commission File Number 0-10661
ended December 31, 1995

                                   TriCo Bancshares
                                   ----------------
                (Exact name of registrant as specified in its charter)

     California                                                 94-2792841
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

15 INDEPENDENCE CIRCLE, CHICO, CALIFORNIA                        95973
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:(916) 898-0300

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:


                           Common Stock, Without Par Value
                           -------------------------------
                                   (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES   X       NO
                           -------      ------

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 7, 1996, was approximately $59,106,000. This computation excludes a total of 1,138,936 shares which are beneficially owned by the officers and directors of Registrant who may be deemed to be the affiliates of Registrant under applicable rules of the Securities and Exchange Commission.

The number of shares outstanding of Registrant's classes of common stock, as of March 7, 1996, was 4,468,828 shares of Common Stock, without par value.

The following documents are incorporated herein by reference into the parts of Form 10-K indicated: Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995, for Item 7 and Registrant's Proxy Statement for use in connection with its 1996 Annual Meeting of Shareholders for Part III.

                                        PART I


1.  BUSINESS

FORMATION OF BANK HOLDING COMPANY

     TriCo Bancshares (hereinafter the "Company" or "Registrant") was incorporated under the laws of the State of California on October 13, 1981. It was organized at the direction of the Board of Directors of Tri Counties Bank (the "Bank") for the purpose of forming a bank holding company. On September 7, 1982, a wholly-owned subsidiary of the Company was merged with and into the Bank resulting in the shareholders of the Bank becoming the shareholders of the Company and the Bank becoming the wholly-owned subsidiary of the Company. (The merger of the wholly-owned subsidiary of the Company with and into the Bank is hereafter referred to as the "Reorganization.") At the time of the Reorganization, the Company became a bank holding company subject to the supervision of the Board of Governors of the Federal Reserve System (the "Board") in accordance with the Bank Holding Company Act of 1956, as amended. The Bank remains subject to the supervision of the California State Banking Department and the Federal Deposit Insurance Corporation (the "FDIC"). The Bank currently is the only subsidiary of the Company and the Company has not yet commenced any business operations independent of the Bank.

PROVISION OF BANKING SERVICES

     The Bank was incorporated as a California banking corporation on June 26, 1974, and received its Certificate of Authority to begin banking operations on March 11, 1975.

     The Bank engages in the general commercial banking business in the California counties of Butte, Glenn, Shasta, Siskiyou and Sutter as well as portions of Tehama and Lassen counties. The Bank currently has 14 traditional and six in-store branch offices. It opened its first banking office in Chico, California in 1975, followed by branch offices in Willows, Durham and Orland, California. The Bank opened its fifth banking office at an additional location in Chico in 1980. On March 27, 1981, the Bank acquired the assets of Shasta County Bank and thereby acquired six additional offices. These offices are located in the communities of Bieber, Burney, Cottonwood, Fall River Mills, Palo Cedro and Redding, California. On November 7, 1987, the Bank purchased the deposits and premises of the Yreka Branch of Wells Fargo Bank, thereby acquiring an additional branch office. On August 1, 1988, the Bank opened a new office in Chico at East 20th Street and Forest Avenue. The Bank opened a branch office in Yuba City on September 10, 1990. The Bank opened four supermarket branches in 1994. These supermarket branches were opened on March 7, March 28, June 6 and June 13, 1994 in Red Bluff, Yuba City, and two in Redding respectively. The Bank added one conventional branch in Redding through its acquisition of Country National Bank on July 21, 1994. On November 7, 1995, the Bank opened a supermarket branch in Chico.

     GENERAL BANKING SERVICES. The Bank conducts a commercial banking business including accepting demand, savings and time deposits and making commercial, real estate, and consumer loans. It also offers installment note collection, issues cashier's checks and money orders, sells travelers checks and provides safe deposit boxes and other customary banking services. Brokerage services are provided at the Bank's offices by the Bank's association with Investment Service of America (ISFA) under the name INVEST. The Bank does not offer trust services or international banking services.

     The Bank's operating policy since its inception has emphasized retail banking. Most of the Bank's customers are retail customers and small to medium-sized businesses. The business of the Bank emphasizes serving the needs of local businesses, farmers and ranchers, retired individuals and wage earners. The majority of the Bank's loans are direct loans made to individuals and businesses in the area. At December 31, 1995, the total of the Bank's consumer installment loans outstanding was $64,445,000 (20.2%), the total of commercial loans outstanding was $152,173,000 (47.7%), and the total of real estate loans was $102,148,000 (32.1%). The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment, inventory, accounts receivable and notes receivable secured by property as collateral for loans.

     Most of the Bank's deposits are attracted from individuals and business-related sources. No single person or group of persons provides a material portion of the Bank's deposits, the loss of any one or more of which would have a materially adverse effect on the business of the Bank, nor is a material portion of the Bank's loans concentrated within a single industry or group of related industries.

     In order to attract loan and deposit business from individuals and small to medium-sized businesses, branches of the Bank set lobby hours to accommodate local demands. In general, lobby hours are from 10:00 a.m. to 5:00 p.m. Monday through Thursday, and from 10:00 a.m. to 6:00 p.m. on Friday. However, some branches open at 9 a.m. and certain branches with less activity close earlier. Certain Bank offices also utilize drive-up facilities operating from 9:00 a.m. to 7:00 p.m. The supermarket branches are be open from 10:00 a.m. to 7:00 p.m. Monday through Saturday and 11:00 a.m. to 5:00 p.m. on Sunday.

     The Bank offers 24 hour ATMs at all branch locations. The ATMs are linked to several national and regional networks such as CIRRUS and STAR. In addition, banking by telephone on a 24 hour toll-free number is available to all customers. This service allows a customer to inquire for account balances and most recent transactions, transfer moneys between accounts, make loan payments, and obtain interest rate information.

     OTHER ACTIVITIES. The Bank presently offers the banking services referred to above and pursuant to California legislation, TCB Real Estate Corporation, a wholly-owned subsidiary of the Bank, engages in limited real estate investment. Such investment consists of holding certain real property for the purpose of development or as income earning assets. The amount of the Bank's assets committed to such investment does not exceed the total of the Bank's capital and surplus. The adoption of regulations by either the FDIC or the Board could restrict significantly, or prohibit entirely, the real estate activities of the Bank.

     The Bank may in the future engage in other businesses either directly or indirectly through subsidiaries acquired or formed by the Bank subject to regulatory constraints. See "Regulation, Supervision and Permitted Activities of the Company."

     EMPLOYEES. At December 31, 1995, the Company and the Bank employed 315 persons, including six executive officers. No employees of the Company or the Bank are presently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are excellent.

     COMPETITION. The banking business in California generally, and in the Bank's primary service area specifically, is highly competitive with respect to both loans and deposits. It is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. Among the advantages such major banks have over the Bank are their ability to finance wide ranging advertising campaigns and to allocate their investment assets to regions of high yield and demand. By virtue of their greater total capitalization such institutions have substantially higher lending limits than does the Bank since legal lending limits to an individual customer are limited to a percentage of a Bank's total capital accounts.

     The Bank's primary service area, the eight California counties of Butte, Glenn, Lassen, Shasta, Siskiyou, Sutter, Tehama and Yuba, is served by ten independent commercial banks including the Bank and branches of seven state-wide (or regional) banks. Of the approximately 144 branches or facilities of commercial banks in the area, 20 offices are the Bank's offices. The Bank held approximately 12.0% percent of the commercial banking deposits in its primary service area at June 30, 1995.

     In addition to competing with savings institutions, commercial banks compete with other financial markets for funds. Yields on corporate and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for available funds with money market instruments. During past periods of high interest rates, money market funds have provided substantial competition to banks for deposits and they may continue to do so in the future.

     The Bank relies substantially on local promotional activity, personal contacts by its officers, directors, employees and shareholders, extended hours, personalized service and its reputation in the communities it services to compete effectively.

REGULATION AND SUPERVISION

     As a registered bank holding company under the Bank Holding Company Act of 1956 (the "BHC Act"), TriCo is subject to the regulations and supervision of the Board of Governors of the Federal Reserve System ("FRB"). The BHC Act requires TriCo to file reports with the FRB and provide additional information requested by the FRB. TriCo must receive the approval of the FRB before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, TriCo would own or control more than 5 percent of the voting shares of such bank. The BHC Act also provides that no application for approval by a holding company acquire any voting shares or interest in, or all or substantially all of the assets of, a bank located outside the State of California will be approved unless such acquisition is specifically authorized by the laws of the state in which such bank is located.

     TriCo and any subsidiaries it may acquire or organize will be deemed to be affiliates of the Bank within the Federal Reserve Act. That Act establishes certain restrictions which limit the extent to which the Bank can supply its funds to TriCo and other affiliates. TriCo is also subject to restrictions on the underwriting and the public sale and distribution of securities. It is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property, or furnishing of services.

     TriCo is prohibited from engaging in, or acquiring direct or indirect control of any company engaged in non-banking activities, unless the FRB by order or regulation has found such activities to be closely related to banking or managing or controlling banks as to be a proper incident thereto.

     Under California law, dividends and other distributions by TriCo are subject to declaration by the Board of Directors at its discretion out of net assets. Dividends cannot be declared and paid when such payment would make TriCo insolvent.

     FRB policy prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowings or other arrangements that might adversely affect the holding company's financial position. The policy further declares that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. Other FRB policies forbid the payment by bank subsidiaries to their parent companies of management fees which are unreasonable in amount or exceed a fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit).

     In addition, the FRB has authority to prohibit banks that it regulates from engaging in practices which in the opinion of the FRB are unsafe or unsound. Such practices may include the payment of dividends under some circumstances. Moreover, the payment of dividends may be inconsistent with capital adequacy guidelines. TriCo may be subject to assessment to restore the capital of the Bank should it become impaired.


     Federal Reserve Regulation "Y" (12 C.F.R. Part 225) sets forth those activities which are regarded as closely related to banking or managing or controlling banks and, thus, are permissible activities that may be engaged in by bank holding companies subject to approval in individual cases by the FRB. Litigation has challenged the validity of certain activities authorized by the FRB for bank holding companies, and the FRB has various regulations and applications in this regard still under consideration.

     TriCo is subject to the minimum capital requirements of the FRB. As a result of these requirements, the growth in assets of TriCo is limited by the amount of its capital accounts as defined by the FRB. Capital requirements may have an affect on profitability and the payment of distributions by TriCo. If TriCo is unable to increase its assets without violating the minimum capital requirements, or is forced to reduce assets, its ability to generate earnings would be reduced. Furthermore, earnings may need to be retained rather than paid as distributions to shareholders.

     The FRB has adopted guidelines utilizing a risk-based capital structure. These guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. For bank holding companies with less than $150 million in consolidated assets, the guidelines apply on a bank-only basis unless the holding company is engaged in non-bank activity involving significant leverage or has a significant amount of outstanding debt that is held by the general public. TriCo currently has consolidated assets of more than $150 million; accordingly, the risk-based capital guidelines apply to TriCo.

     Qualifying capital is divided into two tiers. Tier 1 capital consists generally of common stockholder's equity, qualifying noncumulative perpetual preferred stock, qualifying cumulative perpetual preferred stock (up to 25 percent of total Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries less goodwill and certain other intangible assets. Tier 2 capital consists of, among other things, allowance for loan and lease losses up to 1.25 percent of weighted risk assets, perpetual preferred stock, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, subordinated debt and intermediate-term preferred stock. Tier 2 capital qualifies as part of total capital up to a maximum of 100 percent of Tier 1 capital. Amounts in excess of these limits may be issued but are not included in the calculation of risk-based capital ratios. As of December 31, 1995 TriCo must have a minimum ratio of qualifying total capital to weighted risk assets of 8 percent, of which at least 4 percent must be in the form of Tier 1 capital.

     The Federal regulatory agencies have adopted a minimum Tier 1 leverage ratio which is intended to supplement risk-based capital requirements and to ensure that all financial institutions, even those that invest predominantly in low-risk assets, continue to maintain a minimum level of Tier 1 capital. These regulations provide that a banking organization's minimum Tier 1 leverage ratio be determined by dividing its Tier 1 capital by its quarterly average total assets, less goodwill and certain other intangible assets. Under the current rules, TriCo is required to maintain a minimum Tier 1 leverage ratio of 4 percent. At December 31, 1995, TriCo's Tier 1 leverage ratio was 8.9 percent.

INSURANCE OF DEPOSITS.

     The Bank's deposit accounts are insured up to a maximum of $100,000 per depositor by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC issues regulations and generally supervises the operations of its insured banks. This supervision and regulation is intended primarily for the protection of depositors.

     Effective June 1, 1995, deposit insurance premiums decreased from $.23 per $100.00 of deposits to $.04 per $100.00 of deposits. Effective January 1, 1996, the insurance rate was reduced to $0.00 per $100.00. This rate will remain in effect as long as the Bank Insurance Fund is capitalized at its legal limit. In November 1990, federal legislation was passed which removed the cap on the amount of deposit insurance premiums that can be charged by the FDIC. Under this legislation, the FDIC is able to increase deposit insurance premiums as it sees fit. This could result in a significant increase in the cost of doing business for the Bank in the future. The FDIC now has authority to adjust deposit insurance premiums paid by insured banks every six months.

RISK-BASED CAPITAL REQUIREMENTS.

     The Bank is subject to the minimum capital requirements of the FDIC. As a result of these requirements, the growth in assets of the Bank is limited by the amount of its capital accounts as defined by the FRB. Capital requirements may have an effect on profitability and the payment of dividends on the common stock of the Bank. If the Bank is unable to increase its assets without violating the minimum capital requirements or is forced to reduce assets, its ability to generate earnings would be reduced. Further, earnings may need to be retained rather than paid as dividends to TriCo.

     Federal banking law requires the federal banking regulators to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. In response to this requirement, the FDIC adopted final rules based upon the five capital tiers defined by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The FDIC's rules provide that an institution is "well-capitalized" if its risk-based capital ratio is 10 percent or greater; its Tier 1 risk-based capital ratio is 6 percent or greater; its leverage ratio is 5 percent or greater; and the institution is not subject to a capital directive or an enforceable written agreement or order. A bank is "adequately capitalized" if its risk-based capital ratio is 8 percent or greater; its Tier 1 risk-based capital ratio is 4 percent or greater; and its leverage ratio is 4 percent or greater (3 percent or greater for "one" rated institutions). An institution is "significantly undercapitalized" if its risk-based capital ratio is less than 6 percent; its Tier 1 risk-based capital ratio is less than 3 percent; or its tangible equity (Tier 1 capital) to total assets is equal to or less than 2 percent. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it engages in unsafe or unsound banking practices.

     No sanctions apply to institutions which are "well" or "adequately" capitalized under the prompt corrective action requirements. Undercapitalized institutions are required to submit a capital restoration plan for improving capital. In order to be accepted, such plan must include a financial guaranty from the institution's holding company that the institution will return to capital compliance. If such a guarantee were deemed to be a commitment to maintain capital under the federal Bankruptcy Code, a claim for a subsequent breach of the obligations under such guarantee in a bankruptcy proceeding involving the holding company would be entitled to a priority over third-party general unsecured creditors of the holding company.
Undercapitalized institutions are prohibited from making capital distributions or paying management fees to controlling persons; may be subject to growth limitations; and acquisitions, branching and entering into new lines of business are restricted. Finally, the institution's regulatory agency has discretion to impose certain of the restrictions generally applicable to significantly undercapitalized institutions.

     In the event an institution is deemed to be significantly undercapitalized, it may be required to: sell stock; merge or be acquired; restrict transactions with affiliates; restrict interest rates paid; divest a subsidiary; or dismiss specified directors or officers. If the institution is a bank holding company, it may be prohibited from making any capital distributions without prior approval of the FRB and may be required to divest a subsidiary. A critically undercapitalized institution is generally prohibited from making payments on subordinated debt and may not, without the approval of the FDIC, enter into a material transaction other than in the ordinary course of business; engage in any covered transaction; or pay excessive compensation or bonuses. Critically undercapitalized institutions are subject to appointment of a receiver or conservator.

BANK REGULATION.

     The federal regulatory agencies are required to adopt regulations which will establish safety and soundness standards which will apply to banks and bank holding companies. These standards must address bank operations, management, asset quality, earnings, stock valuation and employee compensation. A bank holding company or bank failing to meet established standards will face mandatory regulatory enforcement action.


     The grounds upon which a conservator or receiver of a bank can be appointed have been expanded. For example, a conservator or receiver can be appointed for a bank which fails to maintain minimum capital levels and has no reasonable prospect of becoming adequately capitalized.

     Federal law also requires, with some exception, that each bank have an annual examination performed by its primary federal regulatory agency, and an outside independent audit. The outside audit must consider bank regulatory compliance in addition to financial statement reporting.

     Federal law also restricts the acceptance of brokered deposits by insured depository institutions and contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

RECENT LEGISLATION

     As a consequence of the extensive regulation of commercial banking activities in the United States, the business of TriCo and its subsidiaries are particularly susceptible to being affected by enactment of federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions.

     In 1994 the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted by Congress. Under the act, beginning on September 29, 1995, bank holding companies may acquire banks in any state, notwithstanding contrary state law, and all banks commonly owned by a bank holding company may act as agents for one another. An agent bank may receive deposits, renew time deposits, accept payments, and close and service loans for its principal banks but will not be considered to be a branch of the principal banks.

     In response to the Riegle-Neal Act, California enacted the California Interstate Banking and Branching Act of 1995. This act became effective September 29, 1995. Under this act, an out-of-state bank can only enter into interstate branch banking within California by acquiring an existing bank operating within California. The California bank must have been in existence for five years at the time of acquisition.

GOVERNMENTAL MONETARY POLICIES AND ECONOMIC CONDITIONS

     The principal sources of funds essential to the business of banks and bank holding companies are deposits, stockholder's equity and borrowed funds. The availability of these various sources of funds and other potential sources, such as preferred stock or commercial paper, and the extent to which they are utilized, depends on many factors, the most important of which are the FRB's monetary policies and the relative costs of different types of funds. An important function of the FRB is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressure. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objections are open market operations in United States Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of the recent changes in regulations affecting commercial banks and other actions and proposed actions by the federal government and its monetary and fiscal authorities, including proposed changes in the structure of banking in the United States, no prediction can be made as to future changes in interest rates, credit availability, deposit levels, the overall performance of banks generally or TriCo and its subsidiaries in particular.

GENERAL

     The Company conducts all of its business operations within a single geographic area and within a single industry segment.


2.  PROPERTIES

     As the Company has not yet acquired any properties independent of the Bank, its only subsidiary, the properties of the Bank and the Bank's subsidiaries comprise all of the properties of the Company.

BANK PROPERTIES

     The Bank owns and leases properties which house administrative and data processing functions and 20 banking offices. Major owned and leased facilities are listed below.

Park Plaza Branch                       Pillsbury Branch
780 Mangrove Avenue                     2171 Pillsbury Road
Chico, CA 95926                         Chico, CA 95926
10,000 square feet                      5,705 square feet
Leased - term expires 2010              Owned

Purchasing and Printing Department      Hilltop Branch
2560-C Dominic Drive                    1250 Hilltop Drive
Chico, CA 95928                         Redding, CA 96049
8,400 square feet                       6,252 square feet
Leased - term expires 1995              Owned

Burney Branch                           Cottonwood Branch
37093 Main Street                       3349 Main Street
Burney, CA 96013                        Cottonwood, CA 96022
3,500 square feet                       4,900 square feet
Owned                                   Owned

Information Administration              Fall River Mills Branch
110 Independence Circle                 43308 Highway 299 East
Chico, CA 95973                         Fall River Mills, CA 96028
7,480 square feet                       2,200 square feet
Owned                                   Owned

Orland Branch                           Durham Branch
100 E. Walker Street                    9411 Midway
Orland, CA 95963                        Durham, CA 95938
3,000 square feet                       2,150 square feet
Owned                                   Owned

Redding Branch                          Willows Branch
1810 Market Street                      210 North Tehama Street
Redding, CA  96001                      Willows, CA 95988
14,000 square feet                      4,800 square feet
Owned                                   Owned


Palo Cedro Branch                       Yuba City Branch
9125 Deschutes Road                     1441 Colusa Avenue
Palo Cedro, CA  96073                   Yuba City, CA  95993
4,000 square feet                       6,900 square feet
Owned                                   Owned

TriCo Offices                           Yreka Branch
15 Independence Circle                  165 South Broadway
Chico, CA  95973                        Yreka, CA  96097
7,000 square feet                       6,000 square feet
Leased - term expires 2011              Owned

Administration Offices                  Data Processing Center
40 Philadelphia Drive                   1103 Fortress
Chico, CA 95973                         Chico, CA  95973
7,000 square feet                       13,600 square feet
Owned                                   Leased - term expires 2011



3.  LEGAL PROCEEDINGS

     Neither the Company nor the Bank is a party to any material legal proceedings, other than ordinary routine litigation incidental to the business of the Company and the Bank, nor is any of their property the subject of any such proceedings.

4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable.

                                       PART II

5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION
   The Common Stock of the Company trades on the NASDAQ National Market under the symbol "TCBK." The shares were first listed in the NASDAQ Stock Market in April 1993. The active market makers on NASDAQ include: Hoefer & Arnett, Incorporated, Piper Jaffray Companies Inc., Sutro & Co. Inc. and Van Kasper & Co. Inc.
   The following table summarizes the Common Stock high and low trading prices and volume of shares traded by quarter as reported by NASDAQ. The prices have been adjusted to reflect the five-for-four stock split effected as a stock dividend in September 1995.



                              PRICES OF THE             APPROXIMATE
                             COMPANY'S COMMON             TRADING
                                   STOCK                  VOLUME
QUARTER ENDED:(1),(2)       HIGH           LOW          (IN SHARES)
                           ----------------------------------------

March 31, 1994            $ 19.60        $ 14.80          227,560
June 30, 1994               16.00          13.60          131,258
September 30, 1994          15.20          12.20           69,651
December 31, 1994           13.20          11.00          139,441
March 31, 1995              12.80          10.80          118,010
June 30, 1995               13.20          12.20          213,026
September 30, 1995          16.60          12.00          535,140
December 31, 1995           16.40          14.50          236,821

                          ----------------------------------------
                          ----------------------------------------

(1)Quarterly trading activity has been compiled from NASDAQ trading reports.
(2)Adjusted to reflect the 5-for-4 stock split effected on September 22, 1995.

HOLDERS
   As of December 31, 1995, there were approximately 1,787 holders of record of the Company's Common Stock.

DIVIDENDS
   The Company has paid quarterly dividends since March 1990. After giving effect to the September 1995 five-for-four stock split, dividends had been paid at the rate of $.08 per share. In December 1995, the Company raised the quarterly dividend to $.13 per share. In addition to the cash dividends, the Company has periodically paid stock dividends. In 1993 the Company paid a stock dividend of 12%. The holders of Common Stock of the Company are entitled to receive cash dividends when and as declared by the Board of Directors, out of funds legally available therefor, subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution.
   The Company, as sole shareholder of the Bank, is entitled to dividends when and as declared by the Bank's Board of Directors, out of funds legally available therefore, subject to the powers of the Federal Deposit Insurance Corporation (the "FDIC") and the restrictions set forth in the California Financial Code (the "Financial Code"). The Financial Code provides that a bank may not make any distributions in excess of the lessor of: (i) the bank's retained earnings, or (ii) the bank's net income for the last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank may, with the prior approval of the California Superintendent of Banks (the "Superintendent"), make a distribution to its shareholders of up to the greater of (A) the bank's retained earnings, (B) the bank's net income for its last fiscal year, or (C) the bank's net income for its current fiscal year. If the Superintendent determines that the shareholders' equity of a bank is inadequate or that a distribution by the bank to its shareholders would be unsafe or unsound, the Superintendent may order a bank to refrain from making a proposed distribution. The FDIC may also order a bank to refrain from making a proposed distribution when, in its opinion, the payment of such would be an unsafe or unsound practice. The Bank paid dividends totaling $3,200,000 to the Company in 1995. As of December 31, 1995 and subject to the limitations and restrictions under applicable law, the Bank had funds available for dividends in the amount of $16,237,000.
The Federal Reserve Act limits the loans and advances that the Bank may make to its affiliates. For purposes of such Act, the Company is an affiliate of the Bank. The Bank may not make any loans, extensions of credit or advances to the Company if the aggregate amount of such loans, extensions of credit, advances and any repurchase agreements and investments exceeds 10% of the capital stock and surplus of the Bank. Any such permitted loan or advance by the Bank must be secured by collateral of a type and value set forth in the Federal Reserve Act.

6.  FIVE YEAR SELECTED FINANCIAL DATA
     (in thousands, except share data)




                                      1995           1994        1993(5)        1992(5)        1991(5)
                                  --------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:(1)
Interest income                    $46,011        $43,240        $40,947        $40,272        $40,451
Interest expense                    17,988         15,680         13,996         15,600         18,988
                                  --------------------------------------------------------------------

Net interest income                 28,023         27,560         26,951         24,672         21,463
Provision for loan losses              335            316          1,858          2,101          1,531
                                  --------------------------------------------------------------------

Net interest income after
  provision for loan losses         27,688         27,244         25,093         22,571         19,932
Noninterest income                   5,933          5,025          6,726          5,572          4,965
Noninterest expense                 21,661         22,058         20,225         18,031         17,045
                                  --------------------------------------------------------------------

Income before income taxes          11,960         10,211         11,594         10,112          7,852
Provision for income taxes           4,915          4,350          4,779          4,112          3,031
                                  --------------------------------------------------------------------

Net income                          $7,045         $5,861         $6,815         $6,000         $4,821
                                  --------------------------------------------------------------------
                                  --------------------------------------------------------------------

SHARE DATA:(2)
Primary earnings per share          $ 1.46          $1.18          $1.42          $1.46          $1.10
Cash dividend paid per share          0.37           0.32           0.31           0.28           0.24
Common shareholders' equity
  at year end                        11.92          10.10          10.05           8.46           7.25

BALANCE SHEET DATA:
Total loans, gross                $318,766       $307,103       $305,902       $317,518       $316,397
Total assets                       603,554        593,834        575,897        492,404        439,358
Total deposits                     516,193        491,172        515,999        451,346        400,479
Total shareholders' equity          53,213         48,231         47,068         36,545         34,822

SELECTED FINANCIAL RATIOS:
Return on average assets             1.22%           .99%          1.25%          1.25%          1.15%
Return on average common
  shareholders' equity              13.95%         12.42%         15.81%         19.48%         15.69%
Leverage ratio(3)                    8.92%          8.75%          8.18%          7.39%          7.97%
Total risk-based capital ratio      15.17%         14.65%         14.02%         11.94%         11.49%
Net interest margin(4)               5.36%          5.18%          5.49%          5.76%          5.87%
Allowance for loan losses to total
  loans outstanding at end of year   1.75%          1.83%          1.95%          1.51%          1.31%
                                  -------------------------------------------------------------------




(1)Tax-exempt securities are presented on an actual yield basis.
(2)Retroactively adjusted to reflect 5-for-4 stock split effected in 1995, and the 12%, 15%, and 15% stock dividends declared in 1993, 1992 and 1991, respectively.
(3)Tier 1 capital divided by total ending assets.
(4)Calculated on a tax equivalent basis.
(5)Restated on a historical basis to reflect the July 21, 1994 acquisition of Country National Bank on a pooling-of-interests basis.

7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    Management's Discussion and Analysis of Financial Condition and Results of Operations, included on pages 27 through 42 of Registrant's 1995 Annual Report to Shareholders, (pages 1 through 43 in Exhibit 13.1 as electronically filed) is incorporated herein by reference.


8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements and independent auditor's report, included in Registrant's 1995 Annual Report to Shareholders, are incorporated herein by reference:


                                           Pages Of 1995 Annual          Pages Of Exhibit 13.1
                                          Report To Shareholders         As Electronically Filed
                                          ----------------------         -----------------------

Report of Independent Public Accountants            25                            23

Consolidated Balance Sheets as of
December 31, 1995 and 1994                          10                             1

Consolidated Statements of Income
for the three years ended December 31,
1995, 1994 and 1993                                 11                             2

Consolidated Statements of Changes in
Shareholders' Equity for the three
years ended December 31, 1995,
1994 and 1993                                       12                             3

Consolidated Statements of Cash Flows
for the years ended December 31, 1995,
1994 and 1993                                       13                             4

Notes to Consolidated Financial
Statements                                          14                             5



9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                       PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding Registrant's directors and executive officers will be set forth under the captions "Proposal No. 1 - Election of Directors of the Company" in Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about May 21, 1996. Said information is incorporated herein by reference.

11.  EXECUTIVE COMPENSATION

    Information regarding compensation of Registrant's directors and executive officers will be set forth under the captions "Proposal No. 1 - Election of Directors of the Company" in Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about May 21, 1996. Said information is incorporated herein by reference.

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding security ownership of certain beneficial owners, directors and executive officers of Registrant will be set forth in Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about May 21, 1996. Said information is incorporated herein by reference.

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions is set forth under the caption "Proposal No. 1 - Election of Directors of the Company" in Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about May 21, 1996. Said information is incorporated herein by reference.

                                       PART IV

14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  1.   INDEX TO FINANCIAL STATEMENTS:

              A list of the consolidated financial statements of Registrant incorporated herein is included in Item 8 of this Report. The report of Deloitte & Touche referred to in the report of Arthur Andersen is included herein as Exhibit 99.1.


         2.   FINANCIAL STATEMENT SCHEDULES:

              Schedules have been omitted because they are not applicable or are not required under the instructions contained in Regulation S-X or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto.


         3.   EXHIBITS FILED HEREWITH:

EXHIBIT NO.                          EXHIBITS

     3.1 Articles of Incorporation, as amended to date, filed as Exhibit 3.1 to Registrant's Report on Form 10-K, filed for the year ended December 31, 1989, are incorporated herein by reference.

     3.2 Bylaws, as amended to 1992, filed as Exhibit 3.2 to Registrant's Report on Form 10-K, filed for the year ended December 31, 1992, are incorporated herein by reference.

     4.2 Certificate of Determination of Preferences of Series B Preferred Stock, filed as Appendix A to Registrant's Registration Statement on Form S-1 (No. 33-22738), is incorporated herein by reference.

    10.1 Lease for Park Plaza Branch premises entered into as of September 29, 1978, by and between Park Plaza Limited Partnership as lessor and Tri Counties Bank as lessee, filed as Exhibit 10.9 to the TriCo Bancshares Registration Statement on Form S-14 (Registration No. 2-74796) is incorporated herein by reference.

    10.2 Lease for Administration Headquarters premises entered into as of April 25, 1986, by and between Fortress-Independence Partnership (A California Limited Partnership) as lessor and Tri Counties Bank as lessee, filed as Exhibit 10.6 to Registrant's Report on Form 10-K filed for the year ended December 31, 1986, is incorporated herein by reference.

    10.3 Lease for Data Processing premises entered into as of April 25, 1986, by and between Fortress-Independence Partnership (A California Limited Partnership) as lessor and Tri Counties Bank as lessee, filed as Exhibit 10.7 to Registrant's Report on Form 10-K filed for the year ended December 31, 1986, is incorporated herein by reference.

     10.4 Lease for Chico Mall premises entered into as of March 11, 1988, by and between Chico Mall Associates as lessor and Tri Counties Bank as lessee, filed as Exhibit 10.4 to Registrant's Report on Form 10-K filed for the year ended December 31, 1988, is incorporated by reference.

     10.5 First amendment to lease entered into as of May 31, 1988 by and between Chico Mall Associates and Tri Counties Bank, filed as Exhibit
          10.5 to Registrant's Report on Form 10-K filed for the year ended December 31, 1988, is incorporated by reference.

     10.9 Employment Agreement of Robert H. Steveson, dated December 12, 1989 between Tri Counties Bank and Robert H. Steveson, filed as Exhibit
          10.9 to Registrant's Report on Form 10-K filed for the year ended December 31, 1989, is incorporated by reference.

    10.11 Lease for Purchasing and Printing Department premises entered into as of February 1, 1990, by and between Dennis M. Casagrande as lessor and Tri Counties Bank as lessee, filed as Exhibit 10.11 to Registrant's Report on Form 10-K filed for the year ended December 31, 1991, is incorporated herein by reference.

    10.12 Addendum to Employment Agreement of Robert H. Steveson, dated April 9, 1991, filed as Exhibit 10.12 to Registrant's Report on Form 10-K filed for the year ended December 31, 1991, is incorporated herein by reference.

     11.1 Computation of earnings per share.

     13.1 TriCo Bancshares 1995 Annual Report to Shareholders.*

     22.1 Tri Counties Bank, a California banking corporation, is the only subsidiary of Registrant.

     23.1 Consent of Arthur Andersen LLP

     23.2 Consent of Deloitte & Touche LLP

     99.1 Report of Deloitte & Touche LLP, filed as Exhibit 99.1 to Registrant's Report of Form 10-K filed for the year ended December 31, 1994, is incorporated herein by reference.


     --------------------------

* Deemed filed only with respect to those portions thereof incorporated herein by reference.

     (b)  REPORTS ON FORM 8-K:

          None filed

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 1996          TRICO BANCSHARES


                              By: /s/Robert H. Steveson
                              -------------------------
                              Robert H. Steveson, President
                              and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 12, 1996          /s/Robert H. Steveson
                              -----------------------------------
                              Robert H. Steveson, President,
                              Chief Executive Officer and Director (Principal
                              Executive Officer)


Date: March 12, 1996          /s/Robert M. Stanberry
                              -----------------------------------
                              Robert M. Stanberry, Vice President and Chief
                              Financial Officer (Principal Financial Officer)


Date: March 12, 1996          /s/Everett B. Beich
                              -----------------------------------
                              Everett B. Beich, Director and Vice Chairman of
                              the Board


Date: March 12, 1996          /s/William J. Casey
                              -----------------------------------
                              William J. Casey, Director


Date: March 12, 1996          /s/DeWayne E. Caviness
                              -----------------------------------
                              DeWayne E. Caviness, Director


Date: March 12, 1996          /s/Craig S. Compton
                              -----------------------------------
                              Craig S. Compton, Director


Date: March 12, 1996          /s/Richard C. Guiton
                              -----------------------------------
                              Richard C. Guiton, Director

Date: March 12, 1996
                              -----------------------------------
                              Douglas F. Hignell, Secretary and
                              Director


Date: March 12, 1996          /s/Brian D. Leidig
                              -----------------------------------
                              Brian D. Leidig, Director


Date: March 12, 1996          /s/Wendell J. Lundberg
                              -----------------------------------
                              Wendell J. Lundberg, Director


Date: March 12, 1996
                              -----------------------------------
                              Donald E. Murphy, Director


Date: March 12, 1996          /s/Rodney W. Peterson
                              -----------------------------------
                              Rodney W. Peterson, Director


Date: March 12, 1996
                              -----------------------------------
                              Alex A. Vereschagin, Jr., Director and
                              Chairman of the Board

                                     EXHIBIT 11.1
                          COMPUTATIONS OF EARNINGS PER SHARE



                                      Years ended December 31

                                    1995        1994      1993       1992         1991
                                    ----        ----      ----        ----         ----
Shares used in the
 computation of
 earnings per share (1)
  Weighted daily average
  of shares outstanding         4,430,092   4,389,802  4,094,009   3,534,855    3,504,826

   Shares used in the
    computation of primary
     earnings per shares        4,656,896   4,641,383  4,338,255   3,556,836    3,515,270
                                ---------   ---------  ---------   ---------    ---------
                                ---------   ---------  ---------   ---------    ---------
   Shares used in the
    computation of
     fully diluted
      earnings per share        4,693,188   4,642,197  4,416,135   3,556,836    3,528,091
                                ---------   ---------  ---------   ---------    ---------
                                ---------   ---------  ---------   ---------    ---------

Net income used in the
 computation of earnings
  per common stock:
   Income before adjustment
    for interest expense on
     convertible capital notes     $7,045   $   5,861  $   6,815   $   6,000    $   4,821
   Adjustment for preferred
    stock dividend                  (245)       (420)      (630)       (797)        (944)

   Net income, as adjusted     $    6,800   $   5,441  $   6,185   $   5,203    $   3,877
                               ----------   ---------  ---------   ---------    ---------
                               ----------   ---------  ---------   ---------    ---------

   Primary earnings
    per share                  $     1.46   $    1.18  $    1.42   $    1.46    $    1.10
                               ----------   ---------  ---------   ---------    ---------
                               ----------   ---------  ---------   ---------    ---------

   Fully diluted earnings
    per share                  $     1.45   $    1.18  $    1.40   $    1.46    $    1.10
                               ----------   ---------  ---------   ---------    ---------
                               ----------   ---------  ---------   ---------    ---------



(1)Retroactively adjusted for stock dividends and stock splits.

                                     EXHIBIT 13.1

TRICO BANCSHARES CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

                                                          December 31,
ASSETS                                                1995           1994
                                                 ------------------------------
Cash and due from banks                            $ 39,673        $ 39,709
Federal funds sold                                   25,600              --
                                                 ------------------------------

  CASH AND CASH EQUIVALENTS                          65,273          39,709

Securities held-to-maturity
 (approximate fair value $116,576 and $131,649)     116,865         143,788
Securities available-for-sale                        76,246          74,706

LOANS:
  Commercial                                        152,173         153,957
  Consumer                                           64,445          58,471
  Real estate mortgages                              81,888          76,673
  Real estate construction                           20,260          18,002
                                                 ------------------------------

                                                    318,766         307,103
    Less:  Allowance for loan losses                  5,580           5,608
                                                 ------------------------------

    Net loans                                       313,186         301,495
Premises and equipment, net                          13,189          13,198
Investment in real estate properties                  1,173           1,173
Other real estate owned                                 631           2,124
Accrued interest receivable                           4,609           4,748
Deferred income taxes                                 3,106           5,445
Other assets                                          9,276           7,448
                                                 ------------------------------

    TOTAL ASSETS                                   $603,554        $593,834
                                                 ------------------------------
                                                 ------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing demand                       $ 90,308        $ 88,957
  Interest-bearing demand                            84,314          80,657
  Savings                                           161,479         190,800
  Time certificates, $100,000 and over               13,439           1,118
  Other time certificates                           166,653         129,640
                                                 ------------------------------

    Total deposits                                  516,193         491,172
Repurchase agreements                                    --          30,457
Accrued interest payable                              3,162           1,760
Other liabilities                                     4,694           3,715
Long-term debt                                       26,292          18,499
                                                 ------------------------------
    TOTAL LIABILITIES                               550,341         545,603
Commitments and contingencies (Note G)

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value:
   Authorized 1,000,000 shares;
   Series B, issued and outstanding
   none (0) and 8,000 shares, respectively              --            3,899
  Common stock, no par value:
   Authorized 20,000,000 shares;
   issued and outstanding 4,464,828
   and 3,513,707 shares, respectively                44,315          43,552
Retained earnings                                     9,548           4,488
Unrealized loss on securities
 available-for-sale, net                               (650)         (3,708)
                                                 ------------------------------

    TOTAL SHAREHOLDERS' EQUITY                       53,213          48,231
                                                 ------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $603,554        $593,834
                                                 ------------------------------
                                                 ------------------------------

See Notes to Consolidated Financial Statements

TRICO BANCSHARES CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share)



                                                                                             Years Ended December 31,
                                                                                      1995           1994           1993
                                                                                    ---------------------------------------
INTEREST INCOME:
  Interest and fees on loans                                                         $  33,776       $ 30,641       $ 31,795
  Interest on investment securities--taxable                                            11,706         12,247          8,585
  Interest on investment securities--tax exempt                                            158            229            238
  Interest on federal funds sold                                                           371            123            329
                                                                                    ---------------------------------------
    Total interest income                                                              46,011         43,240         40,947
                                                                                    ---------------------------------------

INTEREST EXPENSE:
  Interest on interest-bearing demand deposits                                          2,000          2,066          3,362
  Interest on savings                                                                   5,167          6,442          5,046
  Interest on time certificates of deposit                                              8,736          5,333          4,343
  Interest on time certificates of deposit, $100,000 and over                             328             61            255
  Interest on short-term borrowing                                                        526            719            739
  Interest on long-term debt                                                            1,231          1,059            251
                                                                                    ---------------------------------------

    Total interest expense                                                             17,988         15,680         13,996
                                                                                    ---------------------------------------

    NET INTEREST INCOME                                                                28,023         27,560         26,951

Provision for loan losses                                                                 335            316          1,858
                                                                                    ---------------------------------------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                27,688         27,244         25,093
                                                                                    ---------------------------------------

NONINTEREST INCOME:
  Service charges and fees                                                              4,163          3,570          3,558
  Other income                                                                          1,780          1,478          1,747
  Securities gains (losses), net                                                          (10)           (23)         1,421
                                                                                    ---------------------------------------
    Total noninterest income                                                            5,933          5,025          6,726
                                                                                    ---------------------------------------
NONINTEREST EXPENSES:
  Salaries and related expenses                                                        10,787         10,550          9,072
  Other, net                                                                           10,874         11,508         11,153
                                                                                    ---------------------------------------
    Total noninterest expenses                                                         21,661         22,058         20,225
                                                                                    ---------------------------------------
    NET INCOME BEFORE INCOME TAXES                                                     11,960         10,211         11,594

Income taxes                                                                            4,915          4,350          4,779
                                                                                    ---------------------------------------

NET INCOME                                                                           $  7,045       $  5,861       $  6,815

PREFERRED STOCK DIVIDENDS                                                                 245            420            630
                                                                                    ---------------------------------------
                                                                                    ---------------------------------------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                          $  6,800       $  5,441       $  6,185
                                                                                    ---------------------------------------
                                                                                    ---------------------------------------

PRIMARY EARNINGS PER COMMON SHARE                                                    $   1.46       $   1.18       $   1.42
                                                                                    ---------------------------------------

FULLY DILUTED EARNINGS PER COMMON SHARE                                              $   1.45       $   1.18       $   1.40
                                                                                    ---------------------------------------

See Notes to Consolidated Financial Statements


Exhibit 13.1                                2

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 1995, 1994 and 1993
(in thousands, except share amounts)


                                             SERIES B                      SERIES C
                                          PREFERRED STOCK               PREFERRED STOCK                COMMON STOCK
                                       ---------------------         ---------------------      -------------------------
                                       NUMBER                        NUMBER                     NUMBER
                                         OF                            OF                         OF
                                       SHARES         AMOUNT         SHARES         AMOUNT      SHARES         AMOUNT
                                       ----------------------------------------------------------------------------------
Balance, December 31, 1992              8,000        $ 3,899         16,900        $ 2,187      2,571,096        $29,002

Redemption of Preferred Stock              --             --        (16,900)        (2,187)            --             --

Common Stock issued                        --             --             --             --        529,000          7,734

12% Common Stock Dividend
  declared                                 --             --             --             --        319,848          5,917

Exercise of Common Stock options           --             --             --             --         16,310            165

Series B Preferred Stock cash
  dividends                                --             --             --             --             --             --

Series C Preferred Stock cash
  dividends                                --             --             --             --             --             --

Common  Stock  cash dividends              --             --             --             --             --             --

Net income                                 --             --             --             --             --             --

Reduction of ESOP debt                     --             --             --             --             --             --
                                       ----------------------------------------------------------------------------------

Balance, December 31, 1993              8,000          3,899             --             --      3,436,254         42,818

Exercise of Common Stock options           --             --             --             --         77,453            403

Series B Preferred Stock cash
  dividends                                --             --             --             --             --             --

Common Stock cash dividends                --             --             --             --             --             --

Cumulative effect of change in
  accounting method for investment
  securities                               --             --             --             --             --             --

Change in unrealized loss on
  securities                               --             --             --             --             --             --

Stock option amortization                  --             --             --             --             --            331

Net income                                 --             --             --             --             --             --
                                       ----------------------------------------------------------------------------------

Balance, December 31, 1994              8,000          3,899             --             --      3,513,707         43,552

Redemption of Preferred Stock          (8,000)        (3,899)            --             --             --             --

Exercise of Common Stock options           --             --             --             --         72,694            554

5-for-4 Common Stock split                 --             --             --             --        878,427             --

Series B Preferred Stock  cash
  dividends                                --             --             --             --             --             --

Common  Stock  cash dividends              --             --             --             --             --             --

Change in unrealized loss
  on securities                            --             --             --             --             --             --

Stock option amortization                  --             --             --             --             --            209

Net income                                 --             --             --             --             --             --
                                       ----------------------------------------------------------------------------------
Balance, December 31, 1995                 --        $    --             --        $    --      4,464,828        $44,315
                                       ----------------------------------------------------------------------------------
                                       ----------------------------------------------------------------------------------



                                                     UNREALIZED        DEBT
                                      RETAINED        LOSS ON       GUARANTEE
                                      EARNINGS       SECURITIES      FOR ESOP       TOTAL
                                      -----------------------------------------------------

Balance, December 31, 1992            $ 1,578         $   --         $ (120)       $36,546

Redemption of Preferred Stock             (95)            --             --         (2,282)

Common Stock issued                        --             --             --          7,734

12% Common Stock Dividend
  declared                             (5,917)            --             --             --

Exercise of Common Stock options           --             --             --            165

Series B Preferred Stock cash
  dividends                              (420)            --             --           (420)

Series C Preferred Stock cash
  dividends                              (210)            --             --           (210)

Common  Stock  cash dividends          (1,400)            --             --         (1,400)

Net income                              6,815             --             --          6,815

Reduction of ESOP debt                     --             --            120            120
                                      -----------------------------------------------------
Balance, December 31, 1993                351             --             --         47,068

Exercise of Common Stock options           --             --             --            403

Series B Preferred Stock cash
  dividends                              (420)            --             --           (420)

Common Stock cash dividends            (1,304)            --             --         (1,304)

Cumulative effect of change in
  accounting method for investment
  securities                               --            270             --            270

Change in unrealized loss on
  securities                               --         (3,978)            --         (3,978)

Stock option amortization                  --             --             --            331

Net income                              5,861             --             --          5,861
                                      -----------------------------------------------------
Balance, December 31, 1994              4,488         (3,708)            --         48,231

Redemption of Preferred Stock            (101)            --                        (4,000)

Exercise of Common Stock options           --             --             --            554

5-for-4 Common Stock split                 --             --             --             --

Series B Preferred Stock  cash
  dividends                              (245)            --             --           (245)

Common  Stock  cash dividends          (1,639)            --             --         (1,639)

Change in unrealized loss
  on securities                            --          3,058             --          3,058

Stock option amortization                  --             --             --            209

Net income                              7,045             --             --          7,045
                                      -----------------------------------------------------
Balance, December 31, 1995            $ 9,548        $  (650)        $   --        $53,213
                                      -----------------------------------------------------
                                      -----------------------------------------------------


See Notes to Consolidated Financial Statements


Exhibit 13.1                                3

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)


                                                                                      Years ended December 31,
                                                                                 1995           1994           1993
                                                                           -----------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                $   7,045      $   5,861      $   6,815
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses                                                   335            316          1,858
      Provision for losses on other real estate owned                              99             53            642
      Depreciation and amortization                                             1,600          1,405          1,030
      (Accretion) amortization of investment
        security (discounts) premiums, net                                        117            450          1,643
      Deferred income taxes                                                      (134)           (90)         1,126
      Investment security (gains) losses, net                                      10             23         (1,453)
      (Gain) loss on sale of loans                                                (56)          (173)          (294)
      (Gain) loss on sale of investments in real estate properties, net           (78)            54            (17)
      Origination of loans held for sale                                       (9,666)        (8,943)       (75,552)
      Proceeds from loan sales                                                  9,835          8,186         77,299
      Amortization of stock options                                               209            331             --
      (Increase) decrease in interest receivable                                  139         (1,106)           770
      Increase (decrease) in interest payable                                   1,402             30           (695)
      (Increase) decrease in other assets and liabilities                        (876)        (1,777)           180
                                                                           -----------------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                               9,981          4,620         13,352
                                                                           -----------------------------------------

INVESTING ACTIVITIES:
  Proceeds from maturities of securities held-to-maturity                      19,516         15,374             --
  Purchases of securities held-to-maturity                                     (2,740)       (22,439)            --
  Proceeds from maturities of securities available-for-sale                    12,427         23,282         63,940
  Proceeds from sales of securities available-for-sale                          6,993         36,490        182,092
  Purchases of securities available-for-sale                                   (5,638)       (74,619)      (327,531)
  Net (increase) decrease in loans                                            (12,529)        (1,968)         6,323
  Purchases of premises and equipment                                          (1,335)        (2,025)        (1,861)
  Proceeds from sale of real estate properties                                  1,862          2,408            262
                                                                           -----------------------------------------

        NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                       18,556        (23,497)       (76,775)
                                                                           -----------------------------------------

FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                          25,021        (24,827)        64,654
  Borrowings (payments) under repurchase agreements                           (30,457)        30,457             --
  Borrowings under long-term debt agreements                                    9,828         11,400         52,005
  Payments of principal on long-term debt agreements                           (2,035)           (45)       (45,768)
  Redemption of Preferred Stock                                                (4,000)            --         (2,282)
  Cash dividends -- Preferred                                                    (245)          (420)          (630)
  Cash dividends -- Common                                                     (1,639)        (1,304)        (1,400)
  Issuance of Common Stock                                                        554            403          7,899
                                                                           -----------------------------------------
        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                       (2,973)        15,664         74,478
                                                                           -----------------------------------------
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       25,564         (3,213)        11,055
                                                                           -----------------------------------------
Cash and cash equivalents at beginning of year                                 39,709         42,922         31,867
                                                                           -----------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $  65,273      $  39,709      $  42,922
                                                                           -----------------------------------------
SUPPLEMENTAL INFORMATION
  Cash paid for taxes                                                       $   5,240      $   3,809      $   5,431
  Cash paid for interest expense                                            $  16,586      $  15,650      $  13,365
  Non-cash debt guarantee for ESOP                                          $      --      $      --      $    (120)
  Non-cash assets acquired through foreclosure                              $     390      $   1,016      $   3,187
  Non-cash transfers of OREO to fixed assets                                $      --      $      --      $     504



See Notes to Consolidated Financial Statements


Exhibit 13.1                                4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 1995, 1994 and 1993

NOTE A - GENERAL SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accounting and reporting policies of TriCo Bancshares (the "Company") conform to generally accepted accounting principles and general practices within the banking industry. The following are descriptions of the more significant accounting and reporting policies. Certain reclassifications have been made to the prior years' financial statements in order to conform with the classifications of the December 31, 1995 financial statements.

PRINCIPLES OF CONSOLIDATION
   The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Tri Counties Bank (the "Bank"), and the wholly-owned subsidiaries of the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. All data has been restated on a historical basis to reflect the July 21, 1994 acquisition of Country National Bank on a pooling-of-interests basis.

NATURE OF OPERATIONS
   The Company operates fourteen branch offices and six in-store branches in the California counties of Butte, Glenn, Shasta, Siskiyou, Sutter, Tehama, and Lassen. The Bank's operating policy since its inception has emphasized retail banking. Most of the Bank's customers are retail customers and small to medium sized businesses.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
   The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SECURITIES
   The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.
In 1995 and 1994 the Company did not have any securities classified as trading.
   Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of shareholders' equity until realized.
   Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold.
   The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) as of January 1, 1994. The effect of adopting SFAS 115 was to recognize an unrealized gain (net of tax) of $270,000 as an increase in shareholders' equity.

LOANS
   Loans are reported at the principal amount outstanding, net of unearned income and the allowance for loan losses.
   Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loan's yield over the estimated life of the loan.
   Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is generally discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or


Exhibit 13.1                                5
principal. When loans are 90 days past due, but in Management's judgment are well secured and in the process of collection, they are not classified as nonaccrual. When a loan is placed on nonaccrual status, all interest previously
accrued but not collected is reversed.   Income on such loans is then recognized
only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of Management, the loans are estimated to be fully collectible as to both principal and interest.

ALLOWANCE FOR LOAN LOSSES
   The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when Management believes that the collectibility of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. The allowance is an amount that Management believes will be adequate to absorb probable losses inherent in existing loans, leases and commitments to extend credit, based on evaluations of the collectibility, impairment and prior loss experience of loans, leases and commitments to extend credit. The evaluations take into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, commitments, and current and anticipated economic conditions that may affect the borrower's ability to pay.
   The Company adopted SFAS 114, Accounting by Creditors for Impairment of a Loan, and SFAS 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, as of January 1, 1995. Under this statement, a loan is impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.
   The Company had previously measured the allowance for loan losses using methods similar to those prescribed in SFAS 114. As a result of adopting these statements, no additional allowance for loan losses was required as of January 1, 1995.

MORTGAGE OPERATIONS
   The Company sold substantially all of its conforming long term residential mortgage loans originated during 1995, 1994 and 1993 for cash proceeds equal to the fair value of the loans. These loans were originated through Bank branches and not obtained from mortgage brokers. Servicing rights were retained on all of the loans sold, for which the Company receives a servicing fee. Because the amounts are not significant, the Company does not capitalize excess servicing fees, which represent the present value of the spread between the face rate of the loan and the rate paid to the investor net of the amount required to cover the cost of servicing the loan plus a profit margin given the expected life of the loans. Gain or loss on the sale of loans represents the difference between the cash proceeds received and the carrying value of the loans sold. The carrying value is the original value of the loan adjusted for loan origination fees and costs. At December 31, 1995, mortgage loans held for sale totaled $783,000. The Company had entered into commitments to sell all of these loans at year end. At December 31, 1995 and 1994, the Company serviced real estate mortgage loans for others of $136 million and $139 million, respectively.

PREMISES AND EQUIPMENT
   Premises and equipment, including those acquired under capital lease, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expenses are computed using the straight-line method over the estimated useful lives of the related assets or lease terms. Asset lives range from 3-10 years for furniture and equipment and 15-30 years for land improvements and buildings.


Exhibit 13.1                                6

INVESTMENT IN REAL ESTATE PROPERTIES
   Investment in real estate properties is stated at the lower of cost or market and consists of properties either acquired directly or transferred from other real estate owned for the purpose of development or to be held as income-earning assets.
   Subsequent to acquisition or transfer, properties included in the investment in real estate properties account are periodically evaluated. Any decline in value below the carrying amount of a property is included in other expenses. Income and expenses on the investment in real estate properties are included in other expenses.

OTHER REAL ESTATE OWNED
   Real estate acquired by foreclosure is carried at the lower of the recorded investment in the property or its fair value. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, when necessary. Any subsequent write-downs are recorded as a valuation allowance with a charge to other expenses in the income statement. Expenses of such properties, net of related income, and gains and losses on their disposition, are included in other expenses.

INCOME TAXES
   The Company's accounting for income taxes is based on an asset and liability approach. The Company recognizes the amount of taxes payable or refundable for the current year, and deferred tax assets and liabilities for the future tax consequences that have been recognized in its financial statements or tax returns. The measurement of tax assets and liabilities is based on the provisions of enacted tax laws.

EARNINGS PER COMMON SHARE
   Earnings per common share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding. The weighted average number of shares used in the computation of primary earnings per common share were: 4,656,893 for 1995, 4,641,384 for 1994 and 4,338,255 for
1993. The weighted average number of shares used in the computation of fully diluted earnings per common share were: 4,693,188 for 1995, 4,642,197 for 1994 and 4,416,135 for 1993. These shares have been adjusted for the 1994 merger with Country National Bank and the 1995 five-for-four stock split. Common stock equivalent shares consist of options outstanding under the Company's qualified and non-qualified stock option plans.

CASH FLOWS
   For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold.

NOTE B - RESTRICTED CASH BALANCES

   Reserves (in the form of deposits with the Federal Reserve Bank) of $7,909,000 and $7,181,000 were maintained to satisfy Federal regulatory requirements at December 31, 1995 and December 31, 1994. These reserves are included in cash and due from banks in the accompanying balance sheet.


Exhibit 13.1                                7

NOTE C - INVESTMENT SECURITIES


The amortized cost and estimated fair values of investments in debt securities are summarized in the following tables:




                                                                                              December 31, 1995
                                                                                              -----------------
                                                                                             Gross         Gross      Estimated
                                                                             Amortized     Unrealized     Unrealized    Fair
                                                                               Cost          Gains         Losses       Value
                                                                             --------------------------------------------------
                                                                                                (in thousands)
SECURITIES HELD-TO-MATURITY
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies                                  $  29,744     $   588        $   (34)     $ 30,298
Obligations of states and political subdivisions                                   849          --             (9)          840
Mortgage-backed securities                                                      86,272         493         (1,327)       85,438
                                                                             --------------------------------------------------
    Totals                                                                   $ 116,865      $1,081        $(1,370)     $116,576
                                                                             --------------------------------------------------
                                                                             --------------------------------------------------
SECURITIES AVAILABLE-FOR-SALE
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies                                  $  42,038      $  225        $   (45)     $ 42,218
Obligations of states and political subdivisions                                 1,700          42             --         1,742
Mortgage-backed securities                                                      29,076          28           (486)       28,618
Other securities                                                                 3,668          --             --         3,668
                                                                             --------------------------------------------------
    Totals                                                                   $  76,482      $  295        $  (531)     $ 76,246
                                                                             --------------------------------------------------
                                                                             --------------------------------------------------

                                                                                               December 31, 1994
                                                                                              -----------------
                                                                                             Gross          Gross      Estimated
                                                                             Amortized     Unrealized     Unrealized     Fair
                                                                               Cost          Gains         Losses        Value
                                                                             --------------------------------------------------
                                                                                                (in thousands)
SECURITIES HELD-TO-MATURITY

U.S. Treasury securities and obligations of
  U.S. government corporations and agencies                                  $ 45,631       $    9        $(1,982)     $ 43,658
Obligations of states and political subdivisions                                1,098            1            (49)        1,050
Mortgage-backed securities                                                     97,059           --        (10,118)       86,941
                                                                             --------------------------------------------------
    Totals                                                                   $143,788         $ 10       $(12,149)     $131,649
                                                                             --------------------------------------------------
                                                                             --------------------------------------------------

SECURITIES AVAILABLE-FOR-SALE

U.S. Treasury securities and obligations of
  U.S. government corporations and agencies                                  $ 37,865         $ --       $ (1,583)    $  36,282
Obligations of states and political subdivisions                                2,321           18            (33)        2,306
Mortgage-backed securities                                                     36,374           --         (3,745)       32,629
Other securities                                                                3,489           --             --         3,489
                                                                             --------------------------------------------------
    Totals                                                                   $ 80,049         $ 18       $  (5,361)   $  74,706
                                                                             --------------------------------------------------
                                                                             --------------------------------------------------




Exhibit 13.1                                8

   The amortized cost and estimated fair value of debt securities at December 31, 1995 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                    Estimated
                                               Amortized              Fair
                                                 Cost                Value
                                              -------------------------------
                                                        (in thousands)

SECURITIES HELD-TO-MATURITY
Due in one year                              $   3,142            $   3,152
Due after one year through five years           27,635               28,114
Due after five years through ten years          11,494               11,529
Due after ten years                             74,594               73,781

                                              -------------------------------
Totals                                        $116,865             $116,576

                                              -------------------------------
                                              -------------------------------
SECURITIES AVAILABLE-FOR-SALE
Due in one year                               $ 16,890             $ 16,883
Due after one year through five years           24,949               25,167
Due after five years through ten years             432                  448
Due after ten years                             30,543               30,080

                                              -------------------------------
                                                72,814               72,578
Other Securities                                 3,668                3,668

                                              -------------------------------
Totals                                        $ 76,482             $ 76,246

                                              -------------------------------
                                              -------------------------------


   Proceeds from sales of investments in debt securities:


                               GROSS       GROSS     GROSS
FOR THE YEAR                   PROCEEDS    GAINS     LOSSES
-------------------------------------------------------------
                              (in thousands)
  1995                        $ 6,993      $ 40      $ 50
  1994                        $36,490      $117      $140


   On November 17, 1995, the Company adopted the FASB Special Report concerning the implementation of SFAS 115 and it elected to transfer certain treasury securities with an amortized cost of $10,062,266 and an unrealized gain of $1,034,922 from the held-to-maturity to the available-for-sale category.
   Investment securities with an aggregate carrying value of $35,930,000 and $35,243,000 at December 31, 1995 and 1994, respectively, were pledged as collateral.


Exhibit 13.1                               9

NOTE D - ALLOWANCE FOR LOAN LOSSES

   Activity in the allowance for loan losses was as follows:

                                                     Years Ended December 31,
                                                  1995        1994       1993
                                                ------------------------------
                                                         (in thousands)
Balance, beginning of year                       $5,608      $5,973    $4,798
Provision charged to operations                     335         316     1,858
Loans charged off                                  (581)     (1,050)   (1,275)
Recoveries of loans previously charged off          218         369       592
                                                ------------------------------
Balance, end of year                             $5,580      $5,608    $5,973
                                                ------------------------------
                                                ------------------------------


    Loans classified as nonaccrual amounted to approximately $2,213,000, $1,122,000, and $1,595,000 at December 31, 1995, 1994 and 1993, respectively.
If interest on those loans had been accrued, such income would have been approximately $166,000, $123,000 and $60,000 in 1995, 1994 and 1993,
respectively.
   As of December 31, the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS 114 were as follows:


                                               1995
                                     -------------------------
                                      Recorded       Valuation
                                     Investment      Allowance
                                     -------------------------
Impaired loans -
  Valuation allowance required         $  552          $380
  No valuation allowance required       4,534           --
                                     -------------------------
    Total impaired loans               $5,086          $380
                                     -------------------------
                                     -------------------------


This valuation allowance is included in the allowance for loan losses shown above.
   The average recorded investment in impaired loans for the year ended December 31, 1995 was $3,579,000. The Company recognized interest income on impaired loans of $345,000 for the year ended December 31, 1995.

NOTE E - PREMISES AND EQUIPMENT

   Premises and equipment were comprised of:

                                                   December 31,
                                           1995                 1994
                                          ----------------------------
                                                 (in thousands)
Premises                                   $10,366              $9,948
Furniture and equipment                      9,118               8,620
                                          ----------------------------
                                            19,484              18,568
Less:
  Accumulated depreciation
    and amortization                        (8,964)             (8,047)
                                          ----------------------------
                                            10,520              10,521
Land and land improvements                   2,669               2,677
                                          ----------------------------
                                           $13,189             $13,198
                                          ----------------------------
                                          ----------------------------



Exhibit 13.1                              10

   Depreciation and amortization of premises and equipment amounted to $1,344,000, $1,202,000 and $1,030,000 in 1995, 1994 and 1993, respectively.

NOTE F - LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt is as follows:

                                                                                        December 31,
                                                                                     1995          1994
                                                                                    --------------------
                                                                                        (in thousands)
FHLB loan, fixed rate of 4.56% payable on March 21, 1995                             $  --      $  2,000
FHLB loan, fixed rate of 5.14% payable on March 21, 1996                              2,000        2,000
FHLB loan, fixed rate of 5.53% payable on March 21, 1997                              3,000        3,000
FHLB loan, effective rate of 4.38% payable on April 28, 1998                          5,000        5,000
FHLB loan, fixed rate of 5.62% payable on February 4, 1999                              400          400
FHLB loan, fixed rate of 6.14% payable on March 21, 1999                              3,000        3,000
FHLB loan, fixed rate of 5.84% payable on November 6, 2000                            1,500        1,500
FHLB loan, fixed rate of 5.90% payable January 16, 2001                               1,000        1,000
FHLB repurchase agreements, fixed rate of 5.85% payable on July 17, 1997              9,828          --
Capital lease obligations on equipment, effective rate of 8.8% payable
  monthly through August 7, 1995                                                       --             26
Capital lease obligation on premises, effective rate of 13% payable
  monthly in varying amounts through December 1, 2009                                   564          573
                                                                                    --------------------

Total long-term debt                                                                $26,292      $18,499
                                                                                    --------------------
                                                                                    --------------------



   The Bank maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at December 31, 1995, this line provided for maximum borrowings of $32,197,000 of which $15,900,000 was outstanding, leaving $16,297,000 available. The maximum month-end outstanding balances of repurchase agreements in 1995 and 1994 were $25,475,000 and $30,457,000, respectively. The Bank has available unused lines of credit totaling $33,000,000 for Federal funds transactions.

NOTE G - COMMITMENTS AND CONTINGENCIES (SEE ALSO NOTE O)

   At December 31, 1995, future minimum commitments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:


                                              Capital       Operating
                                               Leases          Leases
                                            -------------------------
                                                 (in thousands)
1996                                        $   83          $   598
1997                                            84              458
1998                                            85              457
1999                                            86              349
2000                                            87              287
Thereafter                                     829            2,463
                                            -----------------------
Future minimum lease payments                1,254          $ 4,612
                                                           --------
                                                           --------
Less amount representing interest             690
                                            -----
Present value of future lease payments      $ 564
                                            -----
                                            -----


Rent expense under operating leases was $887,000 in 1995, $767,000 in 1994, and $530,000 in 1993.


Exhibit 13.1                              11

   In 1995, the Bank entered into license agreements to rent space in two supermarkets. These are twenty year agreements with five year renewals.
   The Bank is a defendant in legal actions arising from normal business activities. Management believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Bank's financial position.


NOTE H - PREFERRED STOCK

   At December 31, 1994 the Company had one series of cumulative nonvoting preferred stock outstanding. This preferred stock was redeemed on August 1, 1995. The following table summarizes the terms of the issue at December 31, 1994.



                                                              PER SHARE
            DIVIDEND                        REDEMPTION       LIQUIDATION
SERIES        RATE           SHARES           DATE              VALUE
-------------------------------------------------------------------------
B             10.5%          8,000          AUG. 1, 1995        $500


NOTE I - DIVIDEND RESTRICTIONS

   The Bank paid to the Company cash dividends in the aggregate amounts of $3,200,000, none ($0) and $500,600 in 1995, 1994 and 1993. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the California State Banking Department. California banking laws limit the Bank's ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this regulation, at December 31, 1995, the Bank may pay dividends of $16,237,000.


Exhibit 13.1                              12

NOTE J - STOCK OPTIONS

   In May 1995, the Company adopted the TriCo Bancshares 1995 Incentive Stock Option Plan ('95 Plan) covering key employees. Under the '95 Plan 150,000 shares were reserved for issuance. The option price cannot be less than the fair market value of the Common Stock at the date of grant. Options for the '95 Plan expire on the tenth anniversary of the grant date.
   The Company also has outstanding options under one plan approved in 1993 and two plans approved in 1989. Options under the 1993 plan vest over a six year period. Options under the 1989 plan vest 20% annually. Unexercised options for the 1993 and 1989 plans terminate 10 years from the date of the grant.
   Stock option activity is summarized in the following table:



                                      Number                 Option Price
                                    of Shares*                Per Share*
                                   ---------------------------------------

Outstanding at December 31, 1993     663,755    $ 5.74        to    $ 7.86
  Country National Bank
    Options exchanged for shares     (35,587)
  Options exercised                  (61,228)     5.74        to      7.86
  Options cancelled                   (6,666)     7.43        to      7.43

Outstanding at December 31, 1994     560,274      7.43        to      7.86

Options granted                       31,250      7.86        to     13.20
  Options exercised                  (72,694)     7.43        to      7.86
                                    --------------------------------------

Outstanding at December 31, 1995     518,830    $ 7.43        to    $13.20
                                    --------------------------------------
                                    --------------------------------------


*Adjusted for 5-for-4 stock split effected September 22, 1995.


NOTE K - OTHER OPERATING EXPENSES AND INCOME

   The components of other operating expenses were as follows:


                                                       Years Ended December 31,
                                                 1995            1994          1993
                                               --------------------------------------
                                                           (in thousands)
Equipment and data processing                  $ 2,508        $ 2,497       $  1,790
Occupancy                                        1,573          1,469          1,413
Advertising                                        563            650            555
Net other real estate owned expense                201            190            845
Net losses on investment in real estate             25             17            153
Professional fees                                  593          1,172          1,190
Assessments                                        727          1,199          1,114
Postage                                            405            335            413
Other                                            4,279          3,979          3,680
                                               ---------------------------------------

   Total other operating expenses              $10,874        $11,508        $11,153
                                               ---------------------------------------
                                               ---------------------------------------


   Commissions on sales of annuities and mutual funds in the amounts of $900,000, $988,000 and $927,000 for the years 1995, 1994 and 1993 are included in other income.


Exhibit 13.1                              13

   NOTE L - INCOME TAXES

   The current and deferred components of the income tax provision were comprised of:


                                   Years Ended December 31,
                             1995           1994           1993
                            -------------------------------------
                                       (in thousands)
Current Tax Provision:
  Federal                   $ 3,640        $ 3,189        $ 4,331
  State                       1,409          1,251          1,462
                            -------------------------------------

    Total current             5,049          4,440          5,793

Deferred Tax Benefit:
  Federal                       (36)           (21)          (738)
  State                         (98)           (69)          (276)
                            -------------------------------------

    Total deferred             (134)           (90)        (1,014)
                            -------------------------------------

Total income taxes          $ 4,915        $ 4,350        $ 4,779
                            -------------------------------------
                            -------------------------------------


   Taxes recorded directly to stockholders' equity are not included in the preceding table. Taxes and tax benefits relating to changes in the unrealized gains and losses on available-for-sale investment securities amounting to $2,473,000 in 1995 and ($2,697,000) in 1994 were recorded directly to shareholders' equity.
   The provisions for income taxes applicable to income before taxes for the years ended December 31, 1995, 1994 and 1993 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes.
   The effective tax rate and the statutory federal income tax rate are reconciled as follows:

                                                               Years Ended December 31,
                                                              1995      1994      1993
                                                              ------------------------
Federal statutory income tax rate                             34.2%     34.0%     34.0%
State income taxes, net of federal tax benefit                 7.4       8.0       7.4
Tax-exempt interest on municipal obligations                   (.4)      (.8)      (.7)
Merger expenses not deductible for tax purposes                --        1.5        .4
Other                                                          (.1)      (.1)       .1
                                                              ------------------------

Effective Tax Rate                                            41.1%     42.6%     41.2%
                                                              ------------------------
                                                              ------------------------



Exhibit 13.1                              14

   The components of the net deferred tax asset of the Company as of December 31, were as follows:


                                            1995           1994
                                           ---------------------
                                               (in thousands)

Deferred Tax Assets:
  Loan losses                             $ 2,151        $ 2,146
  Unrealized loss on securities               500          2,697
  Deferred compensation                     1,348          1,100
  OREO write downs                            178            170
  Capital leases                               --            158
Loss on investment in real estate             228            229
Other                                         162             72
                                           ---------------------

    Total deferred tax assets               4,567          6,572
                                           ---------------------

Deferred Tax Liabilities:
  Depreciation                               (608)          (718)
Capital leases                                (78)            --
  Securities accretion                       (273)          (126)
  Other                                      (502)          (283)
                                           ---------------------

    Total deferred tax liability           (1,461)        (1,127)
                                          ----------------------

    Net deferred tax asset                $ 3,106        $ 5,445
                                          ----------------------
                                          ----------------------


NOTE M - RETIREMENT PLANS

   Substantially all employees with at least one year of service are covered by a discretionary employee stock ownership plan (ESOP). Contributions are made to the plan at the discretion of the Board of Directors. Country National Bank had an ESOP which was merged into the TriCo plan during 1995. Contributions to the plan(s) totaling $432,000 in 1995, $378,000 in 1994 and $384,000 in 1993 are
included in salary expense.
   The Company has a supplemental retirement plan for directors and a supplemental executive retirement plan covering key executives. These plans are nonqualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies ($3,926,000 and $3,444,000 at December 31, 1995 and 1994, respectively) to pay the retirement obligations.


Exhibit 13.1                              15

   The following table sets forth the plans' status:


                                                                           December 31,
                                                                    1995      1994      1993
                                                                  ----------------------------
                                                                          (in thousands)

Actuarial present value of benefit obligations:
  Vested benefit obligation                                       $(2,795)  $(1,780)   $(1,893)
                                                                  ----------------------------
                                                                  ----------------------------

  Accumulated benefit obligation                                   (2,795)   (1,780)    (1,893)
                                                                  ----------------------------
                                                                  ----------------------------

  Projected benefit obligation for service rendered to date        (2,795)   (1,973)    (2,167)
                                                                  ----------------------------
                                                                  ----------------------------

Plan assets at fair value                                         $    --   $    --    $    --
                                                                  ----------------------------
                                                                  ----------------------------

Projected benefit obligation in excess of plan assets             $(2,795)  $(1,973)   $(2,167)
Unrecognized net loss from past experience different
  from that assumed and effects of changes in assumptions             664        67        392
Prior service cost not yet
  recognized in net periodic pension cost                             123       120        128
Unrecognized net obligation at transition                             322       357        518

----------------------------

Accrued pension cost included in other liabilities                $(1,686)  $(1,429)   $(1,129)
                                                                  ----------------------------
                                                                  ----------------------------
Net pension cost included the following components:
  Service cost-benefits earned during the period                  $   100   $   114    $   100
  Interest cost on projected benefit obligation                       159       158        134
  Net amortization and deferral                                        46        69         58
                                                                  ----------------------------

  Net periodic pension cost                                       $   305   $   341    $   292
                                                                  ----------------------------
                                                                  ----------------------------


   The net periodic pension cost was determined using a discount rate assumption of 7.0% for 1995, 7.75% for 1994, and 7.0% for 1993. The rates of increase in compensation used were 0% to 5%.
   The Company has an Executive Deferred Compensation Plan which allows directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies to pay the compensation obligations. At December 31, 1995 and 1994 the cash values exceeded the recorded liabilities.


NOTE N - RELATED PARTY TRANSACTIONS

   Certain directors, officers, and companies with which they are associated were customers of, and had banking transactions with, the Company or its Subsidiary in the ordinary course of business. It is the Company's policy that all loans and commitments to lend to officers and directors be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers of the Bank.

   The following table summarizes the activity in these loans for 1995.


   BALANCE                                                     BALANCE
 DECEMBER 31,        ADVANCES/                               DECEMBER 31,
     1994            NEW LOANS            PAYMENTS               1995
-------------------------------------------------------------------------
                               (IN THOUSANDS)

  $ 9,252             $ 1,361             $ 2,141             $ 8,472



Exhibit 13.1                              16

NOTE O - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.
     The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.


                                               Contractual Amount
                                                   December 31,
                                               -------------------
                                               1995          1994
                                                  (in thousands)

Financial instruments whose contract
 amounts represent credit risk:

Commitments to extend credit:
 Commercial loans                             $27,763      $30,449
 Consumer loans                                39,114       43,205
 Real estate mortgage loans                       335          146
 Real estate construction loans                10,815        7,715
   Standby letters of credit                      414          451

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of one year or less or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on Management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
    Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most standby letters of credit are issued for one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral requirements vary, but in general follow the requirements for other loan facilities.




NOTE P - CONCENTRATION OF CREDIT RISK


    Tri Counties Bank grants agribusiness, commercial and residential loans to customers located throughout the northern Sacramento Valley and northern mountain regions of California. The Bank has a diversified loan portfolio within the business segments located in this geographical area.


Exhibit 13.1                              17

NOTE Q - DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

CASH & SHORT-TERM INVESTMENTS
    For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

SECURITIES
    For all securities, fair values are based on quoted market prices or dealer quotes. See footnote C for further analysis.

LOANS
    The fair value of variable rate loans is the current carrying value. These loans are regularly adjusted to market rates. The fair value of other types of fixed rate loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. Fair value for nonaccrual loans is reported at carrying value and is included in the net loan total. Since the allowance for loan losses exceeds any potential adjustment for nonaccrual valuation, no further valuation adjustment has been made.

ACCRUED INTEREST RECEIVABLE
    For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

DEPOSIT LIABILITIES AND LONG-TERM DEBT
    The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. These values do not consider the estimated fair value of the Company's core deposit intangible, which is a significant unrecognized asset of the Company. The fair value of time deposits and debt is based on the discounted value of contractual cash flows.

OTHER LIABILITIES
    Other liabilities represent short-term instruments. The carrying amount is a reasonable estimate of fair value.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT
    The fair value of letters of credit and standby letters of credit is not significant.

ACCRUED INTEREST PAYABLE
    For these short-term instruments, the carrying amount is a reasonable estimate of fair value.


Exhibit 13.1                              18

    The estimated fair values of the Company's financial instruments are as follows:

                                                    December 31, 1995
                                                   ---------------------
                                                    Carrying       Fair
Financial assets:                                    Amount        Value
                                                   ---------------------
                                                      (In thousands)
 Cash and short-term investments                   $  65,273   $  65,273
 Securities:
  Held-to-maturity                                   116,865     116,576
  Available-for-sale                                  76,246      76,246
 Loans, net                                          313,186     316,764
 Accrued interest receivable                           4,609       4,609

Financial liabilities:

 Deposits                                             516,19     516,653
 Accrued interest payable                              3,162       3,162
 Other liabilities                                     4,694       4,694
 Long-term borrowings                                  6,292      26,430


                                                    December 31, 1994
                                                   ---------------------
                                                    Carrying       Fair
Financial assets:                                    Amount        Value
                                                   ---------------------
                                                      (In thousands)
 Cash and short-term investments                    $ 39,709   $  39,709
 Securities:
  Held-to-maturity                                   143,788     131,649
  Available-for-sale                                  74,706      74,706
 Loans, net                                          301,495     297,367
 Accrued interest receivable                           4,748       4,748

Financial liabilities:

 Deposits                                            491,172     490,802
 Accrued interest payable                              1,760       1,760
 Other liabilities                                     3,715       3,715
 Long-term borrowing                                  18,499      18,441

NOTE R - ACQUISITION

    On July 21, 1994, the Company issued approximately 490,000 shares of its common stock in exchange for all of the outstanding common stock of Country National Bank, Redding, California. This business transaction was accounted for as a pooling-of-interests combination and accordingly, the consolidated financial statements and financial data for periods prior to the combination have been restated to include the accounts and results of operations of Country National Bank. Certain reclassifications have been made to Country National Bank to conform to TriCo Bancshares' presentation.
    The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized as follows:


Exhibit 13.1                              19

                                                   Year ended
                                                  December 31,
                                                      1993
                                                 --------------
                                                 (in thousands)
Net interest income:
TriCo Bancshares                                     $24,208
Country National Bank                                  2,743
----------------------------------------------------------------
Combined                                             $26,951
----------------------------------------------------------------
----------------------------------------------------------------
Net income:
TriCo Bancshares                                     $ 6,339
Country National Bank                                    476
----------------------------------------------------------------
Combined                                             $ 6,815
----------------------------------------------------------------
----------------------------------------------------------------
Net income per share:
TriCo Bancshares*                                    $  1.89
Country National Bank*                                  1.28
----------------------------------------------------------------
Combined                                             $  1.78
----------------------------------------------------------------
----------------------------------------------------------------
*As originally reported.

NOTE S - FUTURE FINANCIAL ACCOUNTING STANDARDS

In May 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights, which is effective for fiscal years beginning after December 15, 1995. This statement requires, under certain circumstances, entities to recognize as a
separate asset an amount related to the right to service mortgage loans.    The
Company will adopt this statement on January 1, 1996 and does not expect that it will have a material impact on its financial position or results of operations.
    In October 1995, the FASB issued Statement of Financial Accounting
Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), which is effective for transactions entered into for fiscal years beginning after December 15, 1995. The statement defines a fair value based method of accounting for stock-based compensation. As permitted by SFAS 123, the Company will not change its method of accounting for stock options but will provide the additional required disclosures beginning in fiscal 1996.


Exhibit 13.1                              20

NOTE T - TRICO BANCSHARES FINANCIAL STATEMENTS

TRICO BANCSHARES (PARENT ONLY) BALANCE SHEETS


                                                  December 31,
ASSETS                                        1995           1994
                                           -----------------------
                                                  (in thousands)
Cash                                       $   134       $  2,527
Investment in Tri Counties Bank             52,868         45,590
Other assets                                   303            185
                                           -----------------------
  Total assets                             $53,305        $48,302
                                           -----------------------
                                           -----------------------


LIABILITIES AND SHAREHOLDERS' EQUITY

 Total liabilities                          $  92      $      71
                                           -----------------------

Shareholders' equity:
 Preferred stock, no par value:
  Authorized 1,000,000 shares;
  Series B, issued and outstanding
  none (0) and 8,000 shares                    --          3,899
Common stock, no par value:
  Authorized 20,000,000 shares;
  issued and outstanding 4,464,828
  and 3,513,707 shares, respectively       44,315         43,552
  Retained earnings                         9,548          4,488
Unrealized loss on securities
available-for-sale, net                     (650)        (3,708)
                                           -----------------------
   Total shareholders' equity              53,213         48,231
                                           -----------------------
   TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                 $53,305        $48,302
                                           -----------------------
                                           -----------------------



STATEMENTS OF INCOME


                                                 Years Ended December 31,
                                              1995          1994          1993
                                             -----------------------------------
                                                        (in thousands)
Interest income                             $   --        $   --        $   --
                                             -----------------------------------

Administration expense                         282           334           199

                                             -----------------------------------
Loss before equity in net income
of Tri Counties Bank                         (282)         (334)         (199)
Equity in net income of Tri Counties Bank:
  Distributed                                3,200            --           808
  Undistributed                              4,010         6,103         6,124

Income tax credits                             117            92            82
                                             -----------------------------------

  NET INCOME                                $7,045       $ 5,861       $ 6,815

                                             -----------------------------------
                                             -----------------------------------



Exhibit 13.1                              21

STATEMENTS OF CASH FLOWS


                                                   Years ended December 31,
                                              1995          1994          1993
                                             -----------------------------------
                                                        (in thousands)
OPERATING ACTIVITIES:
 Net income                                 $7,045        $5,861        $6,815
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Undistributed equity in Tri Counties
    Bank                                    (4,010)       (6,103)       (6,124)
   Deferred income taxes                      (117)          (92)          (82)
   Increase (decrease) in other
    operating assets and liabilities            19          (168)          205
                                             -----------------------------------
     NET CASH PROVIDED BY (USED FOR)
      OPERATING ACTIVITIES                   2,937          (502)          814
                                             -----------------------------------

INVESTING ACTIVITIES:
 Capital contributed to
  Tri Counties Bank                             --          (183)           --
                                             -----------------------------------

     NET CASH PROVIDED BY (USED FOR)
      INVESTING ACTIVITIES                      --          (183)           --
                                             -----------------------------------

FINANCING ACTIVITIES:
 Issuance of common stock                      554           403         7,899
 Cash dividends -- preferred                  (245)         (420)         (630)
 Cash dividends -- common                   (1,639)       (1,304)       (1,400)
                                             -----------------------------------

     NET CASH PROVIDED BY (USED FOR)
      FINANCING ACTIVITIES                  (5,330)       (1,321)        3,587
                                             -----------------------------------
     INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                      (2,393)       (2,006)        4,401

Cash and cash equivalents at
 beginning of year                           2,527         4,533           132
                                             -----------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR    $  134        $2,527        $4,533
                                             -----------------------------------
                                             -----------------------------------




Exhibit 13.1                              22

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF TRICO BANCSHARES AND SUBSIDIARY:

    We have audited the accompanying consolidated balance sheets of TriCo Bancshares (a California corporation) and Subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Country National Bank, a company acquired during 1994 in a transaction accounted for as a pooling-of-interests, as discussed in Note R to the consolidated financial statements. Such statements are included in TriCo Bancshares' consolidated statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 1993 and reflect 7% of consolidated net income in 1993. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Country National Bank, is based solely upon the report of the other auditors.
    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and the report of the other auditors, provide a reasonable basis for our opinion.
    In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriCo Bancshares and Subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.
    As discussed in Note A to the consolidated financial statements, effective January 1, 1994, the Corporation changed its method of accounting for certain investments in debt and equity securities as required by Statement of Financial Accounting Standards No. 115.



/s/ Arthur Andersen LLP

San Francisco, California
January 23, 1996


Exhibit 13.1                              23

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    As TriCo Bancshares (the "Company" ) has not commenced any business operations independent of Tri Counties Bank (the "Bank"), the following discussion pertains primarily to the Bank. Average balances, including such balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company. Unless otherwise stated, interest income and net interest income are presented on a tax equivalent basis.
    All financial information has been restated on a historical basis to reflect the July 21, 1994 merger with Country National Bank (CNB) accounted for on a pooling-of-interests basis.

OVERVIEW
    As reported last year, the groundwork began in 1993 for establishing the base for future growth of the Bank. In 1994 the opening of four supermarket branches and the acquisition of Country National Bank laid the foundation for solidifying the Bank's community bank leadership in its market area. The Bank's external and internal structures continued to build and develop in 1995. The Bank opened a branch in Albertson's Chico store in November and another is scheduled to open in Albertson's Grass Valley store in March 1996. A loan production office was opened in Bakersfield, California in December and the Bank is planning to open one in Sacramento in the first quarter of 1996. These are relatively low cost ways to expand the Bank's service area. Changes in the organizational structure, coupled with new and upgraded product delivery systems, are helping the Bank remain competitive in the ever changing California banking environment.
    Management continues to believe the Bank's establishment of the supermarket branches was well timed. Tri Counties Bank is one of few community banks that is employing in-store branches as part of a service delivery strategy. It is apparent from their actions that in-store branches will continue to play an important role in long term service delivery strategies for the two major California banks. The aggressive position taken by those two banks to tie up contracts with the major store chains has presented Management with a challenge to obtain desirable locations for our expansion plans. Management still hopes to expand the Bank's service area by adding two to four in-store branches in each of the next several years.
    Net income of $7,045,000 for 1995 was a record for the Company. Income increased $1,184,000 or 20.2% over 1994 and is attributable to several factors. Net interest income increased $463,000 (not tax adjusted) as the increase of $2,771,000 in interest income was offset in part by an increase of $2,308,000 in interest expense. Interest rates received on earning assets and rates paid on interest-bearing liabilities both increased in 1995. The net interest margin improved to 5.36% in 1995 from 5.18% in 1994. Noninterest income increased $908,000 of which $593,000 was due to service charge and fee income as the result of both rate changes and increased volumes. Noninterest expenses decreased $397,000. Major favorable impacts to these expenses resulted from a decrease in FDIC insurance of $380,000, or 35.8%, and the elimination of the one time costs of approximately $840,000 relating to the 1994 acquisition of Country National Bank. The full year effect of the expenses related to the four supermarket branches which were opened during 1994, as well as other cost increases, offset these cost reductions in part. The Company's 1995 income tax rate decreased 1.5% to 41.1% due to the reduction in non-deductible acquisition costs which were incurred in 1994.
    Assets of the Company totaled $603,554,000 at December 31, 1995, which was an increase of $9,720,000 from 1994 ending balances. Loan balances increased $11,673,000 to $318,766,000.
    During 1995 the treasury yield curve flattened. That is, rates earned on short term investments were within 100 to 150 basis points of the 30 year bond rates. Consequently, Management decided not to reinvest funds received from maturing instruments or prepayments of principal from mortgage backed securities in longer term securities. As a result, the securities portfolio decreased about $25,383,000 or 11.6% from year ago balances. At December 31, 1995, the Company had $25,600,000 invested in overnight Federal funds versus none at year end 1994.
    Net income for 1994 decreased to $5,861,000 from $6,815,000 in 1993. Contributing factors to the decrease included: costs associated with the CNB acquisition including investment banking fees, legal and accounting fees, as well as costs associated with converting CNB to the banking systems at Tri Counties Bank; startup costs and expenses related to the four new supermarket branches. Significant gains of $1,421,000 on the sale of securities realized in 1993 versus a small loss in 1994. These unfavorable impacts on earnings were offset in part by a $609,000 (2.3%) (not tax adjusted) increase in net interest income. Also, other income was down slightly.


Exhibit 13.1                              24

The quality of the Bank's loan portfolio allowed Management to reduce the provision for loan losses by $1,542,000 in 1994 which helped to offset the adverse factors.
    Management's goal for the Bank is to deliver a full array of competitive products to its customers while maintaining the personalized customer service of a community bank. We believe this strategy will provide growth and above average returns for our shareholders.


Exhibit 13.1                              25

(A) RESULTS OF OPERATIONS

                                                                             Years Ended December 31,
                                                           1995           1994        1993 (1)       1992 (1)      1991 (1)
                                                            -----------------------------------------------------------------
                                                                    (in thousands, except earnings per share amounts)
INTEREST INCOME:
Interest and fees on loans                             $  33,776       $ 30,641       $ 31,795       $ 33,695       $ 35,852
Interest on investment securities--taxable                11,706         12,247          8,585          6,170          3,192
Interest on investment securities--tax exempt(2)             272            401            426            489          1,347
Interest on federal funds sold                               371            123            329            129            530
                                                        ---------------------------------------------------------------------
  Total interest income                                   46,125         43,412         41,135         40,483         40,894
                                                        ---------------------------------------------------------------------

INTEREST EXPENSE:
Interest on deposits                                      16,231         13,902         13,006         15,427         18,849
Interest on short-term borrowing                             526            719            739             65             20
Interest on long-term debt                                 1,231          1,059            251            108            119
                                                        ---------------------------------------------------------------------
  Total interest expense                                  17,988         15,680         13,996         15,600         18,988
                                                        ---------------------------------------------------------------------
  NET INTEREST INCOME                                     28,137         27,732         27,139         24,883         21,906

Provision for loan losses                                    335            316          1,858          2,101          1,531
                                                        ---------------------------------------------------------------------
  NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                       27,802         27,416         25,281         22,782         20,375
                                                        ---------------------------------------------------------------------

NONINTEREST INCOME:
Service charges, fees and other                            5,943          5,048          5,304          5,205          4,926
Investment securities gains (losses), net                    (10)           (23)         1,421            367             39
                                                        ---------------------------------------------------------------------
  Total noninterest income                                 5,933          5,025          6,725          5,572          4,965
                                                        ---------------------------------------------------------------------
NONINTEREST EXPENSES:
Salaries and employee benefits                            10,787         10,550          9,072          8,460          8,035
Other, net                                                10,874         11,508         11,152          9,570          9,010
                                                        ---------------------------------------------------------------------

  Total noninterest expenses                              21,661         22,058         20,224         18,030         17,045
                                                        ---------------------------------------------------------------------

NET INCOME BEFORE INCOME TAXES                            12,074         10,383         11,782         10,324          8,295
Income taxes                                               4,915          4,350          4,779          4,113          3,031
Tax equivalent adjustment (2)                                114            172            188            211            443
                                                        ---------------------------------------------------------------------

  NET INCOME                                            $  7,045        $ 5,861        $ 6,815        $ 6,000        $ 4,821
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

PRIMARY EARNINGS PER COMMON SHARE (3)                  $    1.46       $   1.18       $   1.42       $   1.46       $   1.10

FULLY DILUTED EARNINGS PER COMMON SHARE (3)            $    1.45       $   1.18       $   1.40       $   1.46       $   1.10
                                                        ---------------------------------------------------------------------
                                                        ---------------------------------------------------------------------
SELECTED BALANCE SHEET INFORMATION
Total Assets                                            $603,554       $593,834       $575,897       $492,404       $439,358
Long-term Debt                                            26,292         18,499          7,144            907          1,027
Preferred Stock                                               --          3,899          3,899          6,086          8,630
                                                        ---------------------------------------------------------------------


(1) Restated on a historical basis to reflect the July 21, 1994 acquisition of Country National Bank on a pooling-of-interests basis.
(2)  Interest on tax-free securities is reported on a tax equivalent basis of
     1.72 for 1995, 1.75 for 1994, 1.79 for 1993, 1.76 for 1992, and 1.49 for
     1991.
(3) Restated on a historical basis to reflect the 5-for-4 stock split effected September 22, 1995.


Exhibit 13.1                            26

NET INTEREST INCOME/NET INTEREST MARGIN
   Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.
   In 1995 net interest income increased $405,000 (1.5%) to $28,137,000. The interest income component increased $2,713,000 (6.3%) to $46,125,000. Rates received on loans in 1995 averaged 10.95% which was 85 basis points higher than rates received in 1994. The higher rates accounted for the majority of the increase in interest income. Average loans outstanding also increased modestly in 1995 as did rates received on securities and Federal Funds sold. These increases were offset in part by an 8.1% ($18,411,000) decrease in average balances of investment securities which resulted in a reduction of $1,052,000 in interest income.
   For 1995 the interest expense component increased $2,308,000 (14.7%) to $17,988,000 over 1994. Most of this increase can be attributed to higher rates paid on time certificates of deposit in 1995. The average rate paid on time certificates increased 133 basis points or 32% over the 1994 average. This large increase was due to the local competitive market environment. During part of the year, Management did not raise the rates to meet the local competition and as a result some deposit runoff was experienced. For the year, average balances on interest-bearing deposits decreased $9,118,000 (2.2%). The higher rates on time certificates also caused customers to shift some funds from savings to time certificates. Average balances in savings accounts decreased $44,572,000 (21.1%) as time certificate balances increased $35,179,000 (27.1%).
The effect of the changes in the net interest income and the average balances of the interest earning assets and the interest-bearing liabilities resulted in an overall increase of 18 basis points in net interest margin. Net interest margin for 1995 was 5.36% versus 5.18% in 1994.
   The net interest income for 1994 of $27,732,000 was an increase of $593,000 (2.2%) over 1993. Interest income increased 5.5% as the growth in investment securities and slightly higher yields on securities offset lower average loan balances. The net interest income in 1994 was adversely affected by a 12.0% increase in interest expense as both the volume of interest-bearing liabilities and rates paid on them increased. Even though net interest income increased, net interest margin in 1994 decreased 31 basis points to 5.18%. The net interest margin reflected a 22 basis point decline in the average yield received on earning assets coupled with a 9 basis point increase in the average rates paid on interest-bearing liabilities. Because loan demand remained relatively soft throughout most of 1994, asset growth was in investment securities which have lower yields than loans.
   Interest income in 1994 increased $2,277,000 or 5.5% over 1993. Growth in the securities portfolio from an average balance of $167,244,000 in 1993 to $228,616,000 in 1994 coupled with a 20 basis point increase in security yields resulted in an increase of $3,637,000 in interest income. This increase was offset by a decrease in loan interest income due to lower volumes. Overall yield on the earning assets decreased 22 basis points as the increased volume of earning assets was in the securities which have lower yields than loans.
   Interest expense increased $1,684,000 to $15,680,000 in 1994. Most of the increase was due to the volume of interest-bearing liabilities as average rates paid increased just 10 basis points from 1993 levels. While rates paid on the full year basis within the deposit category were not significantly changed from the prior year, time deposits in the fourth quarter reflected a jump of 62 basis points from the 1993 levels.
   Table One, Analysis of Change in Net Interest Margin on Earning Assets, and Table Two, Analysis of Volume and Rate Changes on Net Interest Income and Expenses, are provided to enable the reader to understand the components and past trends of the Bank's interest income and expenses. Table One provides an analysis of change in net interest margin on earning assets setting forth average assets, liabilities and shareholders' equity; interest income earned and interest expense paid and average rates earned and paid; and the net interest margin on earning assets. Table Two presents an analysis of volume and rate change on net interest income and expense.


Exhibit 13.1                            27

TABLE ONE:  ANALYSIS OF CHANGE IN NET INTEREST MARGIN ON EARNING ASSETS

                                               1995                             1994                            1993
                                -------------------------------------------------------------------------------------------------
                                 Average                Yield/   Average                 Yield/   Average                   Yield/
ASSETS                          Balance (1)   Income     Rate    Balance (1)   Income    Rate     Balance (1)   Income      Rate
                                -------------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
Earning assets:
  Loans (2,3)                     $308,473    $33,776   10.95%    $303,497     $30,641   10.10%    $314,691   $31,795    10.10%
  Securities - taxable             207,163     11,706    5.65%     224,447      12,247    5.46%     163,322     8,585     5.26%
  Securities - nontaxable (4)        3,042        272    8.93%       4,169         401    9.62%       3,922       426    10.86%
  Federal funds sold                 6,702        371    5.54%       3,727         123    3.30%      12,394       329     2.65%
                                  --------    -------             --------     -------             --------   -------
    Total earning assets           525,380     46,125    8.78%     535,840      43,412    8.10%     494,329    41,135     8.32%
                                              -------                          -------                        -------
                                              -------                          -------                        -------

Cash and due from banks             29,150                          31,935                           30,546
Premises and equipment              13,206                          13,151                           11,749
Other assets, net                   19,537                          19,240                           14,479
Less:  Unrealized loss
  on securities                    (3,156)                         (3,538)                               --
Less:  Allowance for loan
  losses                           (5,636)                         (5,917)                          (5,731)
                                  --------                        --------                         --------

Total assets                      $578,481                        $590,711                         $545,372
                                  --------                        --------                         --------
                                  --------                        --------                         --------

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing demand
  deposits                        $ 81,408      2,000    2.46%    $ 81,133       2,066    2.55%    $ 71,751     1,885     2.63%
Savings deposits                   166,637      5,167    3.10%     211,209       6,442    3.05%     206,975     6,523     3.15%
Time deposits                      164,965      9,064    5.49%     129,786       5,394    4.16%     114,649     4,598     4.01%
Federal funds purchased              1,953        120    6.14%       3,726         174    4.67%       1,760        59     3.35%
Repurchase agreements                6,696        406    6.06%      10,727         545    5.08%      20,104       680     3.38%
Long-term debt                      21,416      1,231    5.75%      20,637       1,059    5.13%       4,440       251     5.65%
                                  --------    -------             --------     -------             --------   -------

    Total interest-bearing
      liabilities                  443,075     17,988    4.06%     457,218      15,680    3.43%     419,679    13,996     3.33%
                                              -------                          -------                        -------
                                              -------                          -------                        -------

Noninterest-bearing
  deposits                          76,184                          79,776                           74,812
Other liabilities                    8,196                           6,014                            6,141
Shareholders' equity                51,026                          47,703                           44,740
                                  --------                        --------                         --------

    Total liabilities and
    shareholders' equity          $578,481                        $590,711                         $545,372
                                  --------                        --------                         --------
                                  --------                        --------                         --------

Net interest rate spread (5)                             4.72%                            4.67%                           4.99%
                                                        -----                            -----                           -----

Net interest income/net
  interest margin (6)                         $28,137    5.36%                 $27,732    5.18%               $27,139     5.49%
                                              -------   -----                  -------   -----                -------    -----
                                              -------                          -------                        -------

(1) Average balances are computed principally on the basis of daily balances .
(2) Nonaccrual loans are included.
(3) Interest income on loans includes fees on loans of $1,676,000 in 1995, $1,701,000 in 1994 and $2,241,000 in 1993.
(4) Interest income is stated on a tax equivalent basis of 1.72 for 1995, 1.75 for 1994 and 1.79 for 1993.
(5) Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(6) Net interest margin is computed by dividing net interest income by total average earning assets.


Exhibit 13.1                            28

TABLE TWO:  ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME AND
EXPENSES


                                                     1995 OVER 1994                         1994 over 1993
                                          --------------------------------------------------------------------------
                                                       YIELD/                                  Yield/
                                           VOLUME     RATE (4)       TOTAL         Volume      Rate (4)      Total
                                          --------------------------------------------------------------------------
                                                                    (dollars in thousands)
Increase (decrease) in
  interest income:
    Loans (1,2)                          $   502     $  2,633      $ 3,135      $ (1,131)     $   (23)     $(1,154)
    Investment securities (3)             (1,052)         382         (670)        3,240          397        3,637
                                          --------------------------------------------------------------------------

      Total                                 (452)       3,165        2,713         1,879          398        2,277
                                          --------------------------------------------------------------------------
Increase (decrease) in
  interest expense:
    Demand deposits
      (interest-bearing)                       7          (73)         (66)          246          (65)         181
    Savings deposits                      (1,359)          84       (1,275)          133         (214)         (81)
    Time deposits                          1,462        2,208        3,670           607          189          796
    Federal funds purchased                  (83)          29          (54)           66           49          115
    Repurchase agreements                   (205)          66         (139)         (317)         182         (135)
    Long-term borrowings                      40          132          172           916         (108)         808
                                          --------------------------------------------------------------------------

      Total                                 (138)       2,446        2,308         1,651           33        1,684
                                          --------------------------------------------------------------------------

Increase (decrease) in
  net interest income                    $  (314)    $    719      $   405      $    228      $   365      $   593
                                          --------------------------------------------------------------------------
                                          --------------------------------------------------------------------------


(1) Nonaccrual loans are included.
(2) Interest income on loans includes fees on loans of $1,676,000 in 1995, $1,701,000 in 1994 and $2,241,000 in 1993.
(3) Interest income is stated on a tax equivalent basis of 1.72 for 1995,
    1.75 for 1994 and 1.79 for 1993.
(4) The rate/volume variance has been included in the rate variance.

PROVISION FOR LOAN LOSSES
   The 1995 provision for loan losses of $335,000 was a slight increase over the 1994 provision. This provision essentially maintained the allowance for loan losses at a constant level as the provision and loan recoveries were just
$28,000 less than the loans charged off.  Net charge-offs for the year were only
 .12% of average loans outstanding which was reflective of the continuing quality of the loan portfolio. Nonperforming loans were .76% of total loans at year end versus .37% in 1994. The allowance for loan losses to nonperforming loans was 226% versus 489% at the end of 1994. These two ratios for the Bank compare to averages of about 3.2% and 82% respectively, for California peer banks. (See balance sheet analysis "Allowance for Loan Losses" for further discussion.)
   The Bank reduced its provision for loan losses in 1994 to $316,000 for a decrease of 82% from 1993. The provision was reduced from prior year levels as loan quality remained very good with net charge-offs equaling just .22% of average loans outstanding. Nonperforming loans were .37% of total loans at year end versus .56% in 1993. The allowance for loan losses to nonperforming loans was 489% versus 347% at the end of 1993.

SERVICE CHARGES AND FEES AND OTHER INCOME
   Service charge and fee income grew by 16.6% to $4,163,000 in 1995. Most of the increase came from fee increases on returned checks coupled with volume increases. The 20.4% or $302,000 increase in other income resulted from a mixture of changes within the category and nonrecurring items. Gains on the sale of loans was down for the second straight year as origination of mortgage loans continued to be soft. Commissions on the sales of mutual funds and annuities decreased 5% to 8% as sales were soft in the first part of 1995.
   In 1994 service charge and fee income was relatively flat versus 1993. No accounts within the category had a year over year variance exceeding 2% of the category. Other income decreased $269,000 to $1,478,000 in


Exhibit 13.1                            29

1994. Gains on the sale of loans decreased $274,000 or 61% from the 1993 level. Origination of mortgage loans were off significantly due to the higher interest rates. Commissions from the sale of investment products increased a modest 1.9% to $945,000 in 1994. However, due to the stock market conditions during 1994, commissions from the sale of mutual funds decreased $114,000 (56.8%) while commissions on the sale of annuities increased $156,000 (26.9%). Other categories did not have any significant changes.

SECURITIES TRANSACTIONS
   The Bank had very few securities transactions in 1995. It realized a total net loss of $10,000 for the year on sales of securities. The flat yield curve present for most of 1995 presented few opportunities to invest at rates attractive to Bank Management. The current investment strategy consists of allowing the investment portfolio to shrink as securities mature or prepayments are received. These funds will be invested in short term instruments until they can be deployed into loans or until the yield curve for intermediate term securities improves.
   Sales activity from the available-for-sale securities in 1994 was significantly reduced from the 1993 levels. The Bank realized a total net loss of $23,000 as compared to a gain of $1,421,000 in 1993 as a result of restructuring the investment portfolio. During 1993, the continuing decline of interest rates had presented Management with an on-going challenge to maintain an acceptable yield on its investment securities while maintaining reasonable interest rate risk. Because of this decline, Management elected to make greater use of Collateralized Mortgage Obligations (CMO's) which paid higher rates of interest than equivalent maturity U.S. Treasuries or Agencies. By the end of 1993, the Bank had mostly completed restructuring its investment portfolio for both improved yields and in preparation for adoption of SFAS 115 on January 1, 1994.

SALARIES AND BENEFITS
   Salary and benefit expenses increased 2.25% or $237,000 in 1995. Base salaries increased $259,000 (3.6%) and were reflective of the full year effect of staffing for the in-store branches and normal salary reviews. Management incentive payments for 1995 were less than those for 1994, as approximately $245,000 in one time bonus and termination payments were made to Country National Bank employees in 1994. Group insurance expenses decreased 10.0% mostly due to a one time premium refund. These expenses are not expected to increase significantly in 1996.
   In 1994, salaries and benefits increased $1,478,000 or 16.3%. Of the increase $745,000 was attributable to base salaries which included the effect for supermarket staffing, a new in-house legal department, a new collections department and normal salary increases. In addition approximately $245,000 of the increase was due to the payments to Country National Bank employees discussed above. The balance of the increase was due to increases in employee incentive pay and employee benefits including payroll taxes.

OTHER EXPENSES
   Other expenses decreased $634,000 or 5.5% in 1995. In September the FDIC significantly reduced deposit insurance premiums retroactive to June 1995. For the year, the lower insurance premium and lower average deposits resulted in a favorable change of $478,000 from 1994. Greater savings will be realized in 1996 as the FDIC has reduced the deposit insurance premium to zero ($0) for well capitalized banks as long as its insurance fund maintains the prescribed level. The absence of the one time merger costs of approximately $840,000 incurred in 1994 also favorably impacted other expenses in 1995. A 9.0% ($302,000) increase in premise and equipment expenses, which were mostly due to the full year effect of the in-store branches, partially offset these large decreases. Net increases in various other expenses totaled approximately $380,000 with no single expense classification being significant.
   In 1994 other expenses increased $355,000 or 3.2% to $11,508,000. Within the overall category there were some large variances. For the following categories of expense, most of the variances were related to either increased business activity at the new supermarket branches or the acquisition of CNB: amortization of leasehold improvements increased $36,000 or 70.8%; depreciation on equipment increased $187,000 or 30.3%; purchase of customer checks increased $75,000 or 74%; outside data processing services increased $88,000 or 47% due to conversion costs for CNB; communication costs increased $114,000 or 37%; advertising costs increased $48,000 or 11.4%; promotion expenses increased $43,000 or 91.5%; professional fees increased $329,000 or 100% and were mostly merger related. Other large variances occurred in the following accounts: service charges for the automated teller machines (ATM) increased $81,000 or 126% as costs were incurred to change the vendor that provided the ATM network services; amortization for market discount on stock options


Exhibit 13.1                                30
was $124,000 as this was the first year for this charge; FDIC assessment increased $71,000 due to higher deposit volumes. Significant decreases occurred in the following categories: postage decreased $76,000 or 18% in part due to consolidating mailings; provision for OREO losses decreased $663,000 or 93% as OREO activity decreased during the year; legal fees for loan collection decreased $236,000 or 57% as this function was brought in house after the first quarter.

PROVISION FOR TAXES
   The effective tax rate on income was 41.1%, 42.6% and 41.2% in 1995, 1994, and 1993. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $1,311,000, $1,182,000 and $1,186,000 in these years. Tax-free income of $158,000, $229,000 and $238,000 from investment securities in these years helped to reduce the effective tax rate. In both 1994 and 1993 nondeductible expenses related to the CNB merger were incurred which increased the effective tax rate.

RETURN ON AVERAGE ASSETS AND EQUITY
   The following table sets forth certain ratios for the Company for the last three years (using average balance sheet data):



                                                      1995     1994       1993
                                                    ----------------------------
Return on assets                                      1.22%      .99%     1.25 %
Return on shareholders' equity                       13.81%    12.29%    15.23 %
Return on common shareholders' equity                13.95%    12.42%    15.81 %
Shareholders' equity to assets                        8.82%     8.06%     8.21 %
Common shareholders' equity to assets                 8.82%     7.42%     7.17 %
Common shareholders' dividend payout ratio           24.10%    23.97%    22.64 %
                                                    ----------------------------


   Return on assets rebounded in 1995 to 1.22% from the 0.99% achieved in 1994. The higher return was achieved through improved earnings applied to average assets which were $12,230,000 lower in 1995. Return on assets of 0.99% in 1994 was down from 1.25% attained in the prior year. The lower ROA achieved in 1994 was reflective of the compounding of an increase in average assets of 8.3% and a decrease in net income of 14%.
   The return on shareholder's equity improved to 13.8% in 1995 versus the 12.3% return achieved in 1994. The improved ROE for 1995 was reflective of both increased earnings and higher average shareholders' equity. Return on shareholders' equity fell to 12.3% in 1994 from 15.2% in 1993. Average capital due to earnings increased 6.6% while net income decreased.
   In the past two years the difference between the return on Common shareholders' equity and return on shareholders' equity has been narrowing.
This change is due to the reduction of the dividend amounts paid for preferred stock dividends. In August of 1995, the Company redeemed its Series B Preferred Stock and in December of 1993, it had redeemed its Series C Preferred Stock.
The annual dividend requirements for these two issues were $420,000 and $229,000 respectively. Since all of the Company's preferred shares have now been redeemed, from 1996 forward there will not be any requirements for preferred dividends.
   The total shareholders' equity to asset ratio increased in 1995 to 8.8% from 8.1%. This reflects the combination of the reduction in average assets, the increased earnings and the redemption of the Series B Preferred Stock. In 1994 there was just a .1% increase from 1993. The December 1993 redemption of the Series C Preferred Stock coupled with the growth in assets contributed to this change.
   The Common shareholders' equity to assets ratio increased from 7.2% in 1993 to 7.4% in 1994 and 8.4% in 1995. These ratios are impacted by the same factors as the total equity ratios except for the direct effect of reduction in total capital for the redemption of the preferred stock issues.
   In 1995, dividends paid to Common shareholders totaled $1,639,000 as compared to $1,304,000 in 1994. The resulting Common shareholders' dividend payout ratio of 24.1% was .1% higher than the payout for 1994. The increase in dividends paid matched the earnings growth. Common shareholders' dividend payout ratio increased to 24.0% in 1994 from 22.6% in 1993 even though total dividend distributions to Common shareholders decreased to $1,304,000 from $1,400,000. The payout ratio increased as the 6.9% decrease in cash dividends paid was offset by the 12.0% decrease in income available for Common shareholders.


Exhibit 13.1                                31

(B)  BALANCE SHEET ANALYSIS

LOANS
   The Company concentrates its lending activities in four principal areas: commercial loans (including agricultural loans); consumer loans; real estate mortgage loans (residential and commercial loans and mortgage loans originated for sale); and real estate construction loans. At December 31, 1995, these four categories accounted for approximately 48%, 20%, 26% and 6%, respectively, of the Company's loan portfolio. The interest rates charged for the loans made by the Company vary with the degree of risk, the size and maturity of the loans, the borrower's relationship with the Company and prevailing money market rates indicative of the Company's cost of funds.
   The majority of the Company's loans are direct loans made to individuals, farmers and local businesses. The Company relies substantially on local promotional activity, personal contacts by bank officers, directors and employees to compete with other financial institutions. The Company makes loans to borrowers whose applications include a sound purpose, a viable repayment source and a plan of repayment established at inception and generally backed by a secondary source of repayment.
   Loan activity, while not robust in 1995, reflected some improvements over 1994 as average loans outstanding increased 1.6% to $308,473,000 and year end balances increased 3.8% to $318,766,000. The average loan to deposit ratio in 1995 was 63.1% versus 60.7% in 1994. Management anticipates that the higher year end loan balances will provide a good platform for growth in 1996. As mentioned in the Overview section of this report, the Bank has opened a loan production office in Bakersfield, California and plans to open a similar office in Sacramento, in 1996. Management's goal is to replace maturing investment securities with loans.
   Loan demand was soft in 1994 as average loan balances decreased 3.6% from 1993 levels. The 1994 year end loan balances of $307,103,000 were up slightly from 1993 ending balances. The average loan to deposit ratio for 1994 was down 6.5% from the 1993 average of 67.2%.
   In 1993 the Bank installed a new software system which resulted in some changes in the loan classifications. The prior year classifications were not restated in the following table, but in general there was not a significant change in the loan mix. Over the five year period real estate construction loans have decreased as the result of economic conditions and de-emphasis of this loan type by the Bank. Commercial loans have generally increased as a percent of loans and this increase has offset the decrease in construction loan percent.
   Management does not foresee any significant changes occurring in the loan mix in the coming year.

LOAN PORTFOLIO COMPOSITE



                                                   December 31,
                              1995       1994       1993       1992         1991
                             ---------------------------------------------------
                                                 (dollars in thousands)
Commercial, financial and
 agricultural                $152,173  $153,957   $140,750   $150,685   $149,960
Consumer installment           64,445    58,471     55,654     47,726     51,635
Real estate mortgage           81,888    76,673     88,887     88,715     83,187
Real estate construction       20,260    18,002     20,611     30,392     31,615
                             ---------------------------------------------------

    Total loans              $318,766  $307,103   $305,902   $317,518   $316,397
                             ---------------------------------------------------


NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
   Nonperforming assets at December 31, 1995 totaled $3,064,000 which was a 6.3% decrease from 1994. The OREO component had a significant decrease from $2,124,000 in 1994 to $631,000 in 1995. However, this decrease was offset in great part by an increase in nonperforming loans. They increased from $1,146,000 in 1994 to $2,433,000 in 1995. The nonperforming loans at December 31, 1995 consisted of numerous lower value loans with the largest being about $188,000. With this increase, the ratio of nonperforming loans to total loans was .76% as compared to .37% in 1994. While nonperforming loans are up from the prior year, management does not see a trend of increasing problem loans.
   Both nonperforming loans and nonperforming assets at December 31, 1994 reflected significant decreases from 1993 year end totals. Nonperforming loans decreased 33.4% to $1,146,000 and nonperforming assets


Exhibit 13.1                                32
decreased 38.8% to $3,270,000. Bank management had emphasized improving collections during 1994 and actively sought to dispose of OREO properties. Both of these actions helped to reduce the nonperforming loans and assets. At .37% of total loans, nonperforming loans were at their lowest as a percentage of total loans in the prior five years.
   Commercial, real estate and consumer loans are reviewed on an individual basis for reclassification to nonaccrual status when any one of the following occurs: the loan becomes 90 days past due as to interest or principal (unless in Management's opinion the loan is well secured and in the process of collection), the full and timely collection of additional interest or principal becomes uncertain, the loan is classified as doubtful by internal auditors or bank regulatory agencies, a portion of the principal balance has been charged off, or the Company takes possession of the collateral. The reclassification of loans as nonaccrual does not necessarily reflect Management's judgment as to whether they are collectible.
   Interest income is not accrued on loans where Management has determined that the borrowers will be unable to meet contractual principal and/or interest obligations, unless the loan is well secured and in process of collection. When a loan is placed on nonaccrual, any previously accrued but unpaid interest is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection on principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of Management, the loans are estimated to be fully collectible as to both principal and interest.
   Interest income on nonaccrual loans which would have been recognized during the year ended December 31, 1995, if all such loans had been current in accordance with their original terms, totaled $166,000. Interest income actually recognized on these loans in 1995 was $66,000.
   With respect to the Company's policy of placing loans 90 days or more past due on nonaccrual status unless the loan is well secured and in the process of collection, a loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 30 days. Loans where the collateral has been repossessed are classified as OREO or, if the collateral is personal property, the loan is classified as other assets on the Company's financial statements.
   Management considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans. Alternatives that are considered are foreclosure, collecting on guarantees, restructuring the loan or collection lawsuits.


Exhibit 13.1                                33

   The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.



                                                              December 31,
                                             ----------------------------------------------------
                                               1995        1994      1993        1992      1991
                                             ----------------------------------------------------
                                                        (dollars in thousands)
Nonaccrual loans                             $ 2,213    $ 1,122    $ 1,595    $   583    $ 1,562
Accruing loans past due
 90 days or more                                 220         24        126      1,611        989
Restructured loans (in compliance
 with modified terms)                             --         --         --         --         --
                                             ----------------------------------------------------

  Total nonperforming loans                    2,433      1,146      1,721      2,194      2,551
Other real estate owned                          631      2,124      3,624      1,860      1,426
                                             ----------------------------------------------------

  Total nonperforming assets                 $ 3,064    $ 3,270    $ 5,345    $ 4,054    $ 3,977
                                             ----------------------------------------------------
                                             ----------------------------------------------------

Nonincome producing investments
 in real estate held by Bank's real
 estate development subsidiary               $ 1,173    $ 1,173    $ 1,172    $ 1,240    $ 1,735
                                             ----------------------------------------------------

Nonperforming loans to total loans               .76%       .37%       .56%       .69%       .81%
Allowance for loan losses to nonper-
 forming loans                                   229%       489%       347%       219%       163%
Nonperforming assets to total assets             .51%       .55%       .93%       .82%       .91%
Allowance for loan losses to nonper-
 forming assets                                  182%       171%       112%       118%       105%
                                             ----------------------------------------------------

ALLOWANCE FOR LOAN LOSSES ACTIVITY
   In determining the adequacy of the allowance for loan losses, Management relies primarily on its review of the loan portfolio both to ascertain whether there are probable losses to be written off and to assess the loan portfolio in the aggregate. Problem loans are examined on an individual basis to determine estimated probable loss. In addition, Management considers current and projected loan mix and loan volumes, historical net loan loss experience for each loan category and current and anticipated economic conditions affecting each loan category. Based on the current conditions of the loan portfolio and nonperforming assets as discussed in the previous section, Management decreased the allowance for loan losses to 1.75% of outstanding loans at December 31, 1995 versus 1.83% at the prior year end. It is anticipated the Bank will continue to provide for loan losses at this level in the near term.
   Management believes that the $5,580,000 allowance for loan losses at December 31, 1995 is adequate to absorb probable losses inherent in the Bank's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.
   The primary risk elements considered by Management with respect to installment and residential real estate loans is lack of timely payment and the value of the collateral. The primary risk elements considered by Management with respect to its credit card portfolio are general economic conditions, timeliness of payments and the potential for fraud and over limit credit draws. The primary risk elements considered by Management with respect to real estate construction loans are the financial condition of borrowers, fluctuations in real estate values in the Company's market areas, fluctuations in interest rates, timeliness of payments, the availability of conventional financing, the demand for housing in the Company's market areas and general economic conditions. The primary risk elements with respect to commercial loans are the financial condition of the borrower, general economic conditions in the Company's market area, the sufficiency of collateral, the timeliness of payment and, with respect to adjustable rate loans, interest rate fluctuations.


Exhibit 13.1                              34

   The following table summarizes, for the years indicated, the activity in the allowance for loan losses:


                                                               December 31,
                                             -----------------------------------------------------
                                                 1995       1994       1993       1992       1991
                                             -----------------------------------------------------
                                                         (dollars in thousands)
Balance, beginning of year                  $  5,608   $  5,973   $  4,798   $  4,156   $  3,595
Provision charged to operations                  335        316      1,858      2,101      1,531
LOANS CHARGED OFF:
Commercial, financial and
 agricultural                                   (149)      (338)      (653)      (875)      (976)
Consumer installment                            (432)      (712)      (622)      (719)      (446)
Real estate mortgage                              --         --         --        (23)        --
                                             ----------------------------------------------------

Total loans charged-off                         (581)    (1,050)    (1,275)    (1,617)    (1,422)
                                             ----------------------------------------------------
RECOVERIES:
Commercial, financial and
 agricultural                                     98        205        380        106        384
Consumer installment                             120        164        212         52         68
                                             ---------------------------------------------------

Total recoveries                                 218        369        592        158        452
                                             ----------------------------------------------------

Net loans charged-off                           (363)      (681)      (683)    (1,459)      (970)
                                             ----------------------------------------------------

BALANCE, YEAR END                           $  5,580    $ 5,608    $ 5,973    $ 4,798    $ 4,156
                                             ---------------------------------------------------
                                             ---------------------------------------------------

AVERAGE TOTAL LOANS                         $308,473   $303,497   $314,691   $318,839   $305,562
                                             ---------------------------------------------------
RATIOS:
Net charge-offs during period
 to average loans outstanding
 during period                                   .12%       .22%       .22%       .46%       .32%
Provision for loan losses to aver-
 age loans outstanding                           .11%       .10%       .59%       .66%       .50%
Allowance to loans at year end(1)               1.75%      1.83%      1.95%      1.51%      1.31%
                                             ---------------------------------------------------


(1)Banker's acceptances and commercial paper are not included.

   As part of its loan review process, Management has developed pools of reserves based on specific identified problem loans and historical loss data. The following tables summarize the allocation of the allowance for loan losses at December 31, 1995 and 1994.


Exhibit 13.1                              35


                                                  December 31, 1995
                                               ------------------------
                                                (dollars in thousands)
                                                              Percent of
                                                            loans in each
                                                             category to
Balance at End of Period Applicable to:         Amount       total loans
Commercial, financial and agricultural         $3,932             47.7%
Real Estate--construction                          --              6.4%
Real Estate--mortgage                             355             25.7%
Installment loans to individuals                1,293             20.2%
                                               -------           ------
                                               $5,580            100.0%
                                               -------           ------
                                               -------           ------




                                                  December 31, 1994
                                               -----------------------
                                                (dollars in thousands)
                                                              Percent of
                                                            loans in each
                                                             category to
Balance at End of Period Applicable to:         Amount       total loans
Commercial, financial and agricultural         $3,271             50.1%
Real Estate--construction                          --              5.9%
Real Estate--mortgage                             407             25.0%
Installment loans to individuals                1,234             19.0%
Unallocated                                       696               N/A
                                               ------            ------
                                               $5,608            100.0%
                                               ------            ------
                                               ------            ------


INVESTMENT IN REAL ESTATE PROPERTIES
   At December 31, 1995 and 1994, $1,173,000 of property was held by a subsidiary of the Bank for the purposes of development.

OTHER REAL ESTATE OWNED
   The December 31, 1995 balance of Other Real Estate Owned (OREO) was $631,000 versus $2,124,000 in 1994. Properties foreclosed in 1995 and remaining in the Bank's possession at year end were valued at $206,000 net of a valuation allowance of $9,000. OREO properties consist of a mixture of land, single family residences and commercial buildings. OREO had decreased $1,500,000 in 1994.

DEPOSITS
   Deposits at December 31, 1995 were up 5.1% to $516,193,000 over the 1994 year end balances. In-store deposits almost doubled in 1995 ending the year at $29,605,000. There was growth in both the interest-bearing and noninterest-bearing demand deposits. However, most of the growth was attributable to time certificates of deposit (CD's). They increased $49,334,000 or 37.7% during 1995. At the same time, savings deposits decreased $29,321,000 (15.4%). Depositors moved funds from savings to CD's as the yields on CD's often were 200-300 basis points higher. The local market conditions dictated the high CD rates. The increase of $12.3 million in the over $100,000 CD category is largely attributable to a $9.0 million deposit from the State of California. This deposit has a 90 day maturity and is renewable at the Bank's option.
   In 1994 total deposits decreased $24,880,000 or 4.8% from 1993 ending balances. Essentially all of the decrease occurred in savings accounts and time deposits. During the second half of 1993 as interest rates rose, banks and savings and loan institutions in the Bank's market area began offering higher rates on CD's. Bank Management did not choose to meet some of these rates until late in the year. Consequently, some funds moved


Exhibit 13.1                              36
out of the Bank's deposit base. Management believed that the Bank had sufficient liquidity and ability to meet the loan demand so some runoff of deposits could be tolerated. At the end of 1993, the in-store branches had deposits totaling just over $15,000,000.

ACCRUED INTEREST PAYABLE
   At December 31, 1995, the balance of accrued interest payable was $3,162,000 which was an increase of $1,402,000 over the 1994 year end. This increase was attributable to the higher rates and balances in time certificates of deposit. At December 31, 1994, accrued interest payable had increased $30,000 to $1,760,000. The increase was due to the higher rates of interest being accrued on time certificates of deposit and was offset by lower CD balances.

LONG-TERM DEBT
   During 1995 the Bank incurred long term debt in the amount of $9,828,000 with a term of two years. This debt is in the form of a repurchase agreement. The Bank also retired $2,000,000 of long term debt during the year.
   During 1994 the Bank incurred long-term debt in the amount of $11,400,000 with terms varying from one to seven years. These loans were used as matched funding for loans made by the Bank.

EQUITY
   The Company and the Bank are subject to the minimum capital requirements of the Federal Reserve Board and the FDIC. Effective December 31, 1990, the Federal Reserve Board guidelines implemented new risk-based capital ratio requirements. These guidelines provide a measure of capital adequacy and are intended to reflect the degree of risk associated with both on and off balance sheet items, including residential loans sold with recourse, legally binding loan commitments and standby letters of credit. Under these regulations, financial institutions are required to maintain capital to support activities which in the past did not require capital. A financial institution's risk-based capital ratio is calculated by dividing its qualifying capital by its risk-weighted assets.
   Qualifying capital is divided into two tiers. Core capital (Tier 1) consists generally of Common shareholders' equity, cumulative (up to 25% of capital) and noncumulative perpetual preferred stock and minority interest in equity capital accounts of consolidated subsidiaries. Supplementary capital (Tier 2) consists of among other things, allowance for loan and lease losses up to 1.25% of risk-weighted assets, cumulative (not qualifying as Tier 1) and limited life preferred stock, mandatory convertible securities and subordinated debt.
Tier 2 capital qualifies as a part of total capital up to a maximum of 100% of Tier 1 capital. Amounts in excess of these limits may be issued but are not included in the calculation of the risk-based capital ratio. The Company and the Bank must generally have a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which 4% of qualifying total capital must be in the form of Tier 1 capital.
   In addition, the regulators have promulgated capital leverage guidelines designed to supplement the risk-based capital guidelines. Banks and bank holding companies must maintain a minimum ratio of Tier 1 capital to adjusted total assets of 3% for the highest rated organizations, with all other banks and holding companies required to maintain an additional cushion of at least 100 to 200 basis points above the 3% minimum. As of December 31, 1995, the Company's Tier 1 capital was 8.9% of adjusted total assets. At December 31, 1994, this ratio was 8.7% of adjusted total assets.


Exhibit 13.1                              37

           The following table indicates the amounts of regulatory capital of the Company.



                                                           Total Risked-
                                                 Tier         Based       Leverage
                                               ------------------------------------
                                                    (dollars in thousands)
December 31, 1995
 Company's %                                      13.9%        15.2%          8.9%
 Regulatory minimum %                              4.0%         8.0%          4.0%
 Company's capital $                          $ 53,863     $ 58,700      $ 53,863
 Regulatory minimum $                           15,479       30,958        24,142
                                               -----------------------------------
 Computed excess                              $ 38,384     $ 27,742      $ 29,721
                                               -----------------------------------
                                               -----------------------------------

December 31, 1994
 Company's %                                      13.4%        14.6%          8.7%
 Regulatory minimum %                              4.0%         8.0%          4.0%
 Company's capital $                          $ 51,939     $ 56,784      $ 51,939
 Regulatory minimum $                           15,505       31,011        23,753
                                               -----------------------------------

 Computed excess                              $ 36,434     $ 25,773      $ 28,186
                                               -----------------------------------
                                               -----------------------------------


   Management believes that the capital is adequate to support anticipated growth, meet the cash dividend requirements of the Company and meet the future risk-based capital requirements of the Bank and the Company.

LIQUIDITY AND INTEREST RATE SENSITIVITY
   Liquidity refers to the Company's ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet. Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Consolidated Statement of Cash Flows. Net cash provided from these sources totaled approximately $18,556,000 in 1995.
   Liquidity is generated from liabilities through deposit growth and short-term borrowings. These activities are included under financing activities in the cash flow statement. In 1995 cash was used as the increase in deposits of $25,021,000 was offset by the repayment of repurchase agreements totaling $30,457,000. The Company also had available correspondent banking lines of credit totaling $33,000,000. While these sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions.
   Liquidity is also provided or used through the results of operating activities. Net cash of $9,981,000 was provided from operating activities in 1995. In 1994 $4,620,000 had been provided from operating activities.
   Since the adoption of SFAS 115 January 1, 1994, Management has targeted the available-for-sale portfolio (AFS) to be maintained at 35-40% of the total securities holdings. The AFS securities plus cash in excess of reserve requirements totaled $133,610,000 which was 22.1% of total assets at year end. This was up from $107,234,000 and 18.1% at the end of 1994.
   The overall liquidity of the Bank is enhanced by the sizable core deposits which provide a relatively stable funding base. The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in the following table. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available. In 1995, $9,000,000 of the balance is a deposit by the State of California which is renewable at the Bank's option.

Exhibit 13.1                              38

CERTIFICATES OF DEPOSIT IN DENOMINATIONS OF $100,000 OR MORE


                                                              Amounts as of
                                                               December 31,
                                                ---------------------------------
                                                   1995       1994        1993
                                                ---------------------------------
                                                            (in thousands)
TIME REMAINING UNTIL MATURITY:
Less than 3 months                              $ 9,985     $  401     $ 1,572
3 months to 6 months                              2,909        717       2,001
6 months to 12 months                               545         --       1,400
More than 12 months                                  --         --         450
                                               ---------------------------------
  Total                                         $13,439    $ 1,118     $ 5,423
                                               ---------------------------------
                                               ---------------------------------


   Loan demand also affects the Bank's liquidity position. The following table present the maturities of performing loans at December 31, 1995.


LOAN MATURITIES - DECEMBER 31, 1995



                                                                         AFTER
                                                                        ONE BUT
                                                             WITHIN      WITHIN     AFTER 5
                                                            ONE YEAR    5 YEARS      YEARS       TOTAL
                                                            --------------------------------------------
                                                                           (in thousands)
Loans with predetermined interest rates:
 Commercial, financial and agricultural                     $ 6,624    $ 18,798   $  25,931   $  51,353
 Consumer installment                                         3,513       9,831       8,055      21,399
 Real estate mortgage                                         2,349       9,898      34,877      47,124
 Real estate construction                                     6,519          88         103       6,710
                                                            --------------------------------------------
                                                             19,005      38,615      68,966     126,586
                                                            --------------------------------------------
Loans with floating interest rates:
 Commercial, financial and agricultural                      43,800      20,687      36,333     100,820
 Consumer installment                                        12,389       2,611      28,046      43,046
 Real estate mortgage                                         2,070       5,986      26,708      34,764
 Real estate construction                                    13,550          --          --      13,550
                                                            --------------------------------------------
                                                             71,809      29,284      91,087     192,180
                                                            --------------------------------------------

     Total loans                                           $ 90,814    $ 67,899    $160,053    $318,766
                                                            --------------------------------------------
                                                            --------------------------------------------


   Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity. Interest rate sensitivity management focuses on the maturity of assets and liabilities and their repricing during periods of changes in market interest rates. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in the Company's current portfolio that are subject to repricing at various time horizons. The differences are known as interest sensitivity gaps.
   The following repricing tables present the Bank's interest rate sensitivity position at December 31, 1995 and 1994:


Exhibit 13.1                              39

INTEREST RATE SENSITIVITY - DECEMBER 31, 1995


                                                                 Repricing within:
                                                -------------------------------------------------------
                                                   3        3 - 6      6 - 12     1 - 5       Over
                                                months     months      months     years     5 years
                                                -------------------------------------------------------
                                                              (dollars in thousands)
Interest-earning assets:
  Securities                                    $ 10,403   $  9,802   $  17,195    $111,822   $  44,125
  Fed funds sold                                  25,600        --           --          --          --
  Loans                                          190,446      7,262      14,336      40,123      66,602
                                                -------------------------------------------------------
Total interest-earning assets                   $226,446   $ 17,064   $  31,531    $151,945    $110,727

Interest-bearing liabilities
  Transaction deposits                          $245,793   $     --   $      --   $      --   $      --
  Time                                            56,402     88,906      29,263       5,520          --
  Long-term borrowings                             7,003          3           6      18,128       1,152
                                                -------------------------------------------------------
Total interest-bearing liabilities              $309,198   $ 88,909   $  29,269   $  23,648   $   1,152
                                                -------------------------------------------------------
Interest sensitivity gap                        $(82,752)  $(71,845)  $   2,262    $128,297   $ 109,575
Cumulative sensitivity gap                       (82,752)  (154,597)   (152,336)    (24,039)     85,537
As a percentage of earning assets:
  Interest sensitivity gap                       (15.39%)   (13.36%)      0.42%      23.86%      20.38%
                                                -------------------------------------------------------


INTEREST RATE SENSITIVITY - DECEMBER 31, 1994


                                                                 Repricing within:
                                                -------------------------------------------------------
                                                   3        3 - 6      6 - 12     1 - 5       Over
                                                months     months      months     years     5 years
                                                -------------------------------------------------------
                                                              (dollars in thousands)
Interest-earning  assets:
  Securities                                    $  7,441   $  7,045    $ 16,817    $118,338    $ 75,257
  Fed funds sold                                                 --          --          --          --
  Loans                                          168,133     15,627      17,815      31,357      74,171
                                                -------------------------------------------------------
Total interest-earning assets                   $175,574   $ 22,672    $ 34,632    $149,695    $149,428

Interest-bearing liabilities
  Transaction deposits                          $271,457   $     --    $     --    $     --    $     --
  Time                                            24,872     67,306      36,249       2,228         103
  Short-term borrowings                           30,457         --          --          --          --
  Long-term borrowings                             7,015         15           9       8,448       3,012
                                                -------------------------------------------------------
Total interest-bearing liabilities             $ 333,801   $ 67,321    $ 36,258   $  10,676  $    3,115
                                                -------------------------------------------------------
Interest sensitivity gap                       $(158,227)  $(44,649)  $  (1,626)   $139,019    $146,313
Cumulative sensitivity  gap                     (158,227)  (202,876)   (204,502)    (65,483)     80,830
As a percentage of earning assets:
  Interest sensitivity gap                       (29.74%)    (8.39%)     (0.31%)     26.13%      27.50%
                                                -------------------------------------------------------



Exhibit 13.1                                40

     The maturity distribution and yields of the investment portfolios are presented in the following tables:


SECURITIES MATURITIES AND WEIGHTED AVERAGE YIELDS - DECEMBER 31, 1995



                                                                     AFTER ONE YEAR   AFTER FIVE YEARS
                                                        WITHIN        BUT THROUGH       BUT THROUGH     AFTER TEN
                                                       ONE YEAR        FIVE YEARS        TEN YEARS        YEARS            TOTAL
                                                  ----------------------------------------------------------------------------------
                                                   AMOUNT    YIELD  AMOUNT    YIELD  AMOUNT   YIELD  AMOUNT   YIELD  AMOUNT   YIELD
                                                  ----------------------------------------------------------------------------------
                                                  (dollars in thousands)
SECURITIES HELD-TO-MATURITY
U.S. Treasury securities and obligations of
 U.S. government corporations and agencies         $  3,012  6.22%  $ 22,519  5.81%  $ 2,000  6.50%  $ 2,610  6.84% $ 30,141  5.92%
Obligations of states and political subdivisions        130  3.59%       719  4.23%       --     --       --     --      849  4.30%
Mortgage-backed securities                               --     --     4,795  5.76%    9,606  6.09%   72,341  5.86%   86,742  5.70%
------------------------------------------------------------------------------------------------------------------------------------
  Total securities held-to-maturity                $  3,142  6.11%  $ 28,033  5.76%  $11,606  6.16%  $74,951  5.74% $117,732  5.76%

SECURITIES AVAILABLE-FOR-SALE

U.S. Treasury securities and obligations of
  U.S. government corporations and agencies        $ 16,614  5.23%  $ 22,855  5.88%  $    --     --  $ 2,539  6.70% $ 42,038  5.45%
Obligations of states and political subdivisions        247  5.70%     1,022  5.38%      431  5.65%       --     --    1,700  5.78%
Mortgage-backed securities                               --     --     1,072  6.93%       --     --   28,004  5.42%   29,076  5.25%

Other securities                                         --     --        --     --       --     --    3,668     --    3,668     --
------------------------------------------------------------------------------------------------------------------------------------
  Total securities available-for-sale              $ 16,891  5.24%  $ 24,949  5.90%  $   431  5.65% $ 34,211  5.53% $ 76,482  5.36%

  Total all securities                             $ 20,033  5.38%  $ 52,982  5.83%  $12,037  6.14% $109,162  5.79% $194,214  5.62%
                                                  ----------------------------------------------------------------------------------
  Less: unrealized loss on securities transferred from available-for-sale                                           $  (867)
  Less: unrealized loss on securities available-for-sale                                                               (236)
                                                                                                                    --------
  Total                                                                                                             $193,211
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------


   The principal cash requirements of the Company are dividends on Common Stock when declared. The Company is dependent upon the payment of cash dividends by the Bank to service its commitments. The Company expects that the cash dividends paid by the Bank to the Company will be sufficient to meet this payment schedule.

OFF-BALANCE SHEET ITEMS
   The Bank has certain ongoing commitments for operating leases. (See footnote G for the terms.) These commitments do not severely impact operating results.
   As of December 31, 1995 commitments to extend credit were the sole source of financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, options etc. Loan commitments increased to $91,276,000 from $81,513,000 at December 31, 1994. Much of the increase relates to credit cards. The commitments represent 28.6% of the total loans outstanding at year end 1995 versus 26.5% a year ago.

DISCLOSURE OF FAIR VALUE
   The Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards Number 107, Disclosures about Fair Value of Financial Statements, requires the disclosure of fair value of most financial instruments, whether recognized or not recognized in the financial statements. The intent of presenting the fair values of financial instruments is to depict the market's assessment of the present value of net future cash flows discounted to reflect both current interest rates and the market's assessment of the risk that the cash flows will not occur.
   In determining fair values, the Company used the carrying amount for cash, short-term investments, accrued interest receivable, short-term borrowings and accrued interest payable as all of these instruments are short term in nature. Securities are reflected at quoted market values. Loans and deposits have a long term time horizon which required more complex calculations for fair value determination. Loans are grouped into homogeneous


Exhibit 13.1                              41
categories and broken down between fixed and variable rate instruments. Loans with a variable rate, which reprice immediately, are valued at carrying value. The fair value of fixed rate instruments is estimated by discounting the future cash flows using current rates. Credit risk and repricing risk factors are included in the current rates. Fair value for nonaccrual loans is reported at carrying value and is included in the net loan total. Since the allowance for loan losses exceeds any potential adjustment for nonaccrual valuation, no further valuation adjustment has been made.
   Demand deposits, savings and certain money market accounts are short term in nature so the carrying value equals the fair value. For deposits that extend over a period in excess of four months, the fair value is estimated by discounting the future cash payments using the rates currently offered for deposits of similar remaining maturities.
   At 1995 year end, the fair values calculated on the Company's assets are .5% above the carrying values versus 2.9% below the carrying values in 1994. The increase in the calculated fair values relates to the securities and loan categories and is the result of the general decrease in interest rates in 1995.


Exhibit 13.1                              42