Form 10-Q
period 1996-03-31
TRICO BANCSHARES /
filed 1996-05-15
CIK 356171

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    Form 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1996         Commission file number 0-10661
                  --------------                                -------

                                TRICO BANCSHARES
                                ----------------
             (Exact name of registrant as specified in its charter)


         California                                94-2792841
         ----------                                ----------
(State or other jurisdiction                    (I.R.S. Employer
incorporation or organization)                   Identification No.)

              15 Independence Circle, Chico, California       95926
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

                             Yes        X                        No
                                      -----                             -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class:  Common stock, no par value

Outstanding shares as of May 6, 1996:  4,460,543

                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                  (in thousands)

                                               March 31,     December 31,
                                               ---------     ------------
                                                 1996            1995
                                                 ----            ----
Assets:
Cash and due from banks                      $   28,761     $   39,673
Federal funds sold                                8,200         25,600
Securities held-to-maturity
 (approximate fair value $109,722 and
  $116,576)                                     112,874        116,865
Securities available-for-sale, net of
 unrealized gain(loss) of $(742) and $(236)      72,198         76,246
Loans, net of allowance for loan losses of
 $(5,706) and $(5,580)                          323,869        313,186
Premises and equipment, net                      13,785         13,189
Investment in real estate properties              1,173          1,173
Other real estate owned                             646            631
Accrued interest receivable                       4,023          4,609
Other assets                                     13,077         12,382
                                             ----------     ----------
     Total assets                            $  578,606     $  603,554
                                             ==========     ==========

Liabilities:
Deposits
 Noninterest-bearing demand                  $   76,226     $   90,308
 Interest-bearing demand                         83,446         84,314
 Savings                                        166,490        161,479
Time certificates                               164,846        180,092
                                             ----------     ----------
     Total deposits                             491,008        516,193
Accrued interest payable and other
 liabilities                                      9,066          7,856
Long term borrowings                             24,289         26,292
                                             ----------     ----------
     Total liabilities                          524,363        550,341

Shareholders' equity:
Common stock                                     44,408         44,315
Retained earnings                                10,697          9,548
Unrealized loss on securities available-
 for-sale                                         (862)          (650)
                                             ----------     ----------
     Total shareholders' equity                  54,243         53,213
                                             ----------     ----------
     Total liabilities and shareholders'
       equity                                $  578,606     $  603,554
                                             ==========     ==========

                             TRICO BANCSHARES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)
              (in thousands except earnings per common share)

                                                  For the three months
                                                  --------------------
                                                     ended March 31,
                                                     ---------------
                                                   1996           1995
                                                   ----           ----
Interest income:
  Interest and fees on loans                  $   8,563      $   8,037
  Interest on investment
   securities-taxable                             2,698          3,130
  Interest on investment                              -
   securities-tax exempt                             33             44
  Interest on federal funds sold                    311             90
                                              ---------      ---------
     Total interest income                       11,605         11,301
                                              ---------      ---------

Interest expense:
  Interest on deposits                            4,153          3,750
  Interest on federal funds purchased                 -             10
  Interest on other borrowings                      382            613
                                              ---------      ---------
     Total interest expense                       4,535          4,373
                                              ---------      ---------

     Net interest income                          7,070          6,928

Provision for loan losses                            40             40
                                              ---------      ---------
    Net interest income after
     provision for loan losses                    7,030          6,888

Noninterest income:
  Service charges and fees                        1,119          1,021
  Other income                                      347            442
  Securities gains (losses), net                      -           (31)
                                              ---------      ---------
     Total noninterest income                     1,466          1,432
                                              ---------      ---------

Noninterest expenses:
  Salaries and related expenses                   2,959          2,810
  Other, net                                      2,546          2,746
                                              ---------      ---------
  Total noninterest expenses                      5,505          5,556
                                              ---------      ---------

Net income before income taxes                    2,991          2,764

  Income taxes                                    1,247          1,134
                                              ---------      ---------

    Net income                                    1,744          1,630

Preferred stock dividends                             -            105
                                              ---------      ---------
Net income available to
common shareholders                               1,744          1,525

Primary earnings per common share             $    0.38      $    0.33
                                              =========      =========
Fully diluted earnings per common share       $    0.37      $    0.33
                                              =========      =========

                                 TRICO BANCSHARES
                       CONDENSED CONSOLIDATED STATEMENTS OF
                          CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)
                      (in thousands, except number of shares)



                                                    Common stock
                                              ------------------------
                                                                                          Unrealized
                                                Number                       Retained      loss on
                                              of shares        Amount        earnings     securities        Total
                                              ---------       --------       --------     ----------      ---------
Balance,
 December 31, 1995                            4,464,828       $ 44,315      $   9,548     $    (650)      $  53,213

Exercise common stock
 options                                          4,000             41                                    $      41

Common stock cash
 dividends                                                                      (595)                     $    (595)

Change in unrealized loss
 on securities                                                                                 (212)      $    (212)

Stock option amortization                                           52                                    $      52

Net income, March 31, 1996                                                      1,744                     $   1,744
                                              ---------      ---------      ---------      ---------      ---------
Balance,
 March 31, 1996                               4,468,828      $  44,408      $  10,697     $    (862)      $  54,243
                                              =========      =========      =========      =========      =========

                              TRICO BANCSHARES
                      CONDENSED CONSOLIDATED STATEMENTS
                                OF CASH FLOWS
                                (in thousands)


                                                               For the three months
                                                                 ended March 31,
                                                           --------------------------
                                                               1996           1995
                                                           -----------    -----------
Operating activities:
Net income                                                 $     1,744    $     1,630
Adjustments to reconcile net income to
 net cash provided by operating activities:
    Provision for loan losses                                       40             40
    Depreciation and amortization                                  415            386
    Amortization of investment security discounts                   38             39
    Deferred income taxes                                        (250)            279
    Investment security (gains) losses, net                          -             31
    (Gain) loss on sale of OREO, net                                 8           (99)
    (Gain) loss on sale of loans, net                              (2)           (12)
    Origination of loans held for sale                         (7,645)        (2,512)
    Proceeds from loan sales                                     1,220          2,155
    Amortization of stock options                                   52             52
    (Increase) decrease in interest receivable                     586            599
    Increase (decrease) in interest payable                        679          1,000
    (Increase) decrease in other assets and liabilities            189            212
                                                           -----------    -----------
      Net cash provided by operating activities                (2,926)          3,800

Investing activities:
    Proceeds from maturities of securities held-to-maturity      6,626          2,096
    Purchases of securities held-to-maturity                   (2,520)              -
    Proceeds from maturities of securities available-for-sale    5,555          4,181
    Proceeds from sales of securities available-for-sale             -          1,972
    Purchases of securities available-for-sale                 (2,035)        (3,042)
    Net (increase) decrease in loans                           (4,417)         10,651
    Purchases of premises and equipment                          (941)          (423)
    Proceeds from the sale of OREO                                  98            522
                                                           -----------    -----------
      Net cash used by investing activities                      2,366         15,957

Financing activities:
    Net increase (decrease) in deposits                       (25,185)        (1,468)
    Repayment of repurchase agreements                               -       (30,457)
    Payments of principal on long-term debt agreements         (2,003)        (2,011)
    Cash dividends - Preferred                                       -          (105)
    Cash dividends - Common                                      (595)          (352)
    Sale of Common Stock                                            31             52
                                                           -----------    -----------
      Net cash provided by financing activities               (27,752)       (34,341)
                                                           -----------    -----------

      Increase (decrease) in cash and cash equivalents        (28,312)       (14,584)
      Cash and cash equivalents at beginning of year            65,273         39,709
                                                           -----------    -----------
      Cash and cash equivalents at end of period           $    36,961    $    25,125
                                                           ===========    ===========

Supplemental information:
    Cash paid for taxes                                    $       362    $       315
    Cash paid for interest expense                         $     3,856    $     3,373


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

The interim results for the three months ended March 31, 1996 and 1995 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 1995.


NOTE B - MORTGAGE SERVICING

As of January 1, 1996, the Company adopted FASB Statement of Financial Accounting Standards No 122, ACCOUNTING FOR MORTGAGE SERVICING RIGHTS, (SFAS
122). SFAS 122 requires a mortgage banking enterprise to recognize the rights to service mortgage loans for others as a separate asset. SFAS 122 also requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights and recognize impairment through a valuation allowance.

The adoption of SFAS 122 did not have a material impact on the Company's financial position or results of operations for the three months ended March 31, 1996.

                Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As TriCo Bancshares (the "Company") has not commenced any business operations independent of Tri Counties Bank (the "Bank"), the following discussion pertains primarily to the Bank. Average balances, including such balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company. Unless otherwise stated, interest income and net interest income are presented on a tax equivalent basis.

OVERVIEW

The Company earned $1,744,000 for the first quarter ended March 31, 1996 versus $1,630,000 in the first quarter of 1995. Fully diluted earnings per share were $0.37 versus $0.33. The earnings per share results have been adjusted for a five for four (5/4) stock split effected as a stock dividend in September 1995.

First quarter pretax earnings grew 8.2% or $227,000 over the same period in 1995. The improved operating results reflected increases in net interest income and noninterest income coupled with a decrease in noninterest expenses. Over half of the increase was provided by a $142,000 increase in net interest income (not adjusted for tax equivalent basis). An interest income increase of $304,000 was mostly attributable to changes in the mix of average earning assets as the total of these assets in the first quarter of 1996 was relatively unchanged from the first quarter of 1995. On a period over period basis, loans which yield the highest rates increased $19.1 million or 6.4% and Federal funds sold increased $17.2 million or 264%. These assets absorbed the $36.1 million or 15.7% decrease in the outstanding balance of the securities portfolio. Additionally, rate increases received on earning assets accounted for $51,000 of the $304,000 total interest income increase. Interest expense was also up $162,000. The combination of a $29,600,000 (20.2%) increase in time deposit average balances and a 42 basis point increase in the average rate paid resulted in an increase of $558,000 in interest expense. This increase for time deposits was offset in part by lower balances in savings accounts and bank borrowings. The net interest margin was 5.29% for the first quarter of 1996 versus 5.19% in the prior year.

Noninterest income is comprised of "service charges and fees" and "other income". Service charge and fee income increased 9.6% to $1,119,000 in the first quarter of 1996 versus first quarter of 1995 results. The increase is due mainly to an increase in account volumes as basic fee rates have generally not changed. Other income decreased from $442,000 in 1995 to $347,000 in 1996. In the first quarter of 1995, income of $116,000 was derived from the operations and sale of OREO properties. In 1996 OREO properties had a $7,000 loss. Overall, noninterest income increased $34,000 for the quarter.

Noninterest expenses decreased $51,000 to $5,505,000 in the first quarter 1996 versus first quarter 1995. Due to the temporary elimination of FDIC insurance premiums for the year 1996, this expense decreased $287,000 from the 1995 level in the first quarter. This cost savings was offset in part by a $149,000 or 5.3% increase in salary and benefit expenses, which reflects increased costs for additional employees at two new in-store branches, two loan production offices and normal salary adjustments. The balance of the cost savings from the elimination of FDIC insurance premiums was offset by increases in various other expenses.

Assets of the Company totaled $578,606,000 at March 31, 1996 which was a decrease of $24,948,000 from 1995 ending balances. Changes in assets from year end balances included: an increase in loans of $10,809,000 to $329,575,000; a decrease in securities of $8,039,000 to $185,072,000; and a decrease in cash and near cash items of $28,312,000 to $36,961,000. Deposit balances at March 31, 1996 were down $25,285,000 (4.9%) from 1995 year end balances. Approximately $14,000,000 of the change was related to noninterest-bearing demand deposits which had increased substantially at year end due to seasonality of agricultural payments and merchant trade. Time certificates of deposit balances were down $15,246,000 (8.5%) as the Bank lowered rates paid on these instruments and the Bank opted not to renew a State of California certificate for $9,000,000.

For the first quarter of 1996, the Company had an annualized return on assets of 1.18% and a return on equity of 12.9% versus 1.12% and 13.2% in 1995. TriCo Bancshares ended the quarter with a leverage ratio of 9.5% (based on ending assets), a Tier 1 capital ratio of 13.9% and a total risk-based capital ratio of 15.2%.

The following table provides a summary of the major elements of income and expense for the first quarter of 1996 compared with the first quarter of 1995.


                                TRICO BANCSHARES
                             CONDENSED COMPARATIVE
                                INCOME STATEMENT
                 (in thousands, except earnings per common share)

                                                     Three months
                                                    ended March 31,
                                                   1996          1995      Percentage
                                                   ----          ----         Change
                                                (in thousands, except       increase)
                                                 earnings per share)       (decrease)


Interest income                             $    11,629    $    11,333              2.6%
Interest expense                                  4,535          4,373              3.7%
                                            -----------    -----------

Net interest income                               7,094          6,960              1.9%

Provision for loan losses                            40             40              0.0%
                                            -----------    -----------

Net interest income after                         7,054          6,920              1.9%
  provision for loan losses

Noninterest income                                1,466          1,432              2.4%
Noninterest expenses                              5,505          5,556             -0.9%
                                            -----------    -----------

Net income before income taxes                    3,015          2,796              7.8%
Income taxes                                      1,247          1,134             10.0%
Tax equivalent adjustment(1)                         24             32            -25.0%
                                            -----------    -----------

Net income                                        1,744          1,630              7.0%
                                            ===========    ===========

Preferred stock dividends                             0           (105)           -100.0%

Net income available to                           1,744          1,525             14.4%
  common shareholders'

Primary earnings per common share                  0.38           0.33             14.9%



(1) Interest on tax-free securities is reported on a tax equivalent basis of 1.73 for March 31, 1996 and 1995.


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

For the three months ended March 31, 1996, interest income increased slightly by $296,000 or 2.6% over the same period in 1995. The average balances of total earning assets was essentially the same during the two periods. However, average loans outstanding increased $19,140,000 to $319,601,000 and Federal funds sold increased $17,164,000 to $23,648,000. These two volume increases accounted for additional interest income of $512,000 and $238,000 respectively. These increases were offset in part by a period over period decrease in average balances of securities of $36,146,000 or 15.8% which resulted in a reduction in interest income on securities of $505,000. (See additional discussion in Securities heading). These changes in the mix of earning assets accounted for the preponderance of the change in interest income as rate changes resulted in additional income of $51,000 or 17.2% of the increase in interest income.

For the first quarter of 1996, interest expense increased by $162,000 or 3.7% over the year earlier period. Average balances of interest bearing liabilities decreased $1,512,000 or just 0.3% from the previous year, but the mix within the interest bearing liabilities changed. The change in the mix coupled with higher rates on certificates of deposit and long term debt resulted in a fifteen basis point increase in overall rates paid on interest bearing liabilities.

The combined effect of the increase in both interest income and interest expense for the first quarter of 1996 versus 1995 resulted in a small increase of $134,000 or 1.9% in net interest income. Net interest margin was up 10 basis points from 5.19% to 5.29%. However, net interest margin was down from 5.37% in the fourth quarter of 1995. Since loan balances increased toward the end of the quarter, if interest rates remain stable, Management would expect some improvement in the net interest rate margin in the next quarter.

The following two tables provide summaries of the components of the interest income, interest expense and net interest margins on earning assets for the quarter ended March 31, 1996 versus the same period in 1995.


                               TRICO BANCSHARES
                      ANALYSIS OF CHANGE IN NET INTEREST
                           MARGIN ON EARNING ASSETS
                                (in thousands)

                                                                               Three Months Ended
                                                                               ------------------
                                                           March 31, 1996                             March 31, 1995
                                                           --------------                             --------------

                                               Average         Income/         Yield/       Average         Income/      Yield/
                                             Balance(1)        Expense          Rate      Balance(1)        Expense       Rate
Assets
Earning assets
  Loan (2)(3)                                 $ 319,601      $   8,563             10.72%  $ 300,461      $   8,037          10.70%
  Securities                                    193,194          2,755              5.70%    229,340          3,206           5.59%
  Federal funds sold                             23,648            311              5.26%      6,484             90           5.55%
                                              ---------      ---------                     ---------      ---------
    Total earning assets                        536,443         11,629              8.67%    536,285         11,333           8.45%
                                                             ---------                                    ---------
Cash and due from bank                           29,661                                       30,939
Premises and equipment                           13,337                                       13,255
Other assets,net                                 17,768                                        9,143
Less: allowance
  for loan losses                               (5,593)                                      (5,649)
                                              ---------                                    ---------
      Total                                   $ 591,616                                    $ 583,973
                                              =========                                    =========

Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits                             $  84,662            476              2.25%  $  81,466            494           2.43%
  Savings deposits                              166,043          1,266              3.05%    183,652          1,403           3.06%
  Time deposits                                 175,474          2,411              5.50%    145,912          1,853           5.08%
Federal funds purchased                               -              -                           642             10           6.23%
Short-term debt                                       -              -                        23,815            362           6.08%
Long-term debt                                   26,054            382              5.86%     18,258            251           5.50%
                                              ---------      ---------                     ---------      ---------
   Total interest-bearing
      liabilities                               452,233          4,535              4.01%    453,745          4,373           3.86%
                                                             ---------                                    ---------
Noninterest-bearing deposits                     76,775                                       73,892
Other liabilities                                 8,598                                        6,847
Shareholders' equity                             54,010                                       49,489
                                              ---------                                    ---------
    Total liabilities
      and shareholders' equity                $ 591,616                                    $ 583,973
                                              =========                                    =========
Net interest rate spread(5)                                                         4.66%                                     4.60%
                                                                                                                          =========
Net interest income/net                                      $   7,094                                    $   6,960
                                                             =========                                    =========
  interest margin(6)                                             5.29%                                        5.19%
                                                             =========                                    =========

(1)Average balances are computed principally on the basis of daily balances.
(2)Nonaccrual loans are included.
(3)Interest income on loans includes fees on loans of $407,000 in 1996 and $382,000 in 1995.
(4)Interest income is stated on a tax equivalent basis of 1.73 at March 31, 1996 and 1995.
(5)Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(6)Net interest margin is computed by dividing net interest income by total average earning assets.



                             TRICO BANCSHARES
                     ANALYSIS OF VOLUME AND RATE CHANGES
                     ON NET INTEREST INCOME AND EXPENSE
                              (in thousand)

                                                 For the three months ended March 31,
                                                 ------------------------------------
                                                            1996 over 1995
                                                            --------------

                                                                              Yield/
                                               Volume         Rate(4)         Total
                                              ---------      ---------      ---------
Increase (decrease) in
  interest income:
    Loans (1)(2)                              $     512      $      14      $     526
    Investment securities(3)                      (505)             54          (451)
    Federal funds sold                              238           (17)            221
                                              ---------      ---------      ---------
      Total                                         245             51            296
                                              ---------      ---------      ---------

Increase (decrease) in
  interest expense:
    Demand deposits
      (interest-bearing)                             19           (37)           (18)
    Savings deposits                              (135)            (2)          (137)
    Time deposits                                   375            183            558
    Federal funds purchased                        (10)              0           (10)
    Short-term debt                               (362)              0          (362)
    Long-term debt                                  107             24            131
                                              ---------      ---------      ---------
      Total                                         (6)            168            162
                                              ---------      ---------      ---------

Increase (decrease) in
  net interest income                         $     251     $    (117)      $     134
                                              =========      =========      =========

(1)Nonaccrual loans are included.
(2)Interest income on loans includes fee income on loans of $407,000 in 1996 and $382,000 in 1995.
(3)Interest income is stated on a tax equivalent basis of 1.73 for March 31, 1996 and 1995.
(4)The rate/volume variance has been included in the rate variance.


PROVISION FOR LOAN LOSSES


In the first quarters of 1996 and 1995, the Bank made provisions for loan losses of $40,000. In 1996 the first quarter loan recoveries exceeded the loans charged off by $86,000. Thus, the allowance for loan losses increased $126,000. Since the loan balances were also up during the quarter, the allowance for loan losses as a percentage of total loans decreased slightly from 1.75% at year end to 1.73%.

NONINTEREST INCOME

Total noninterest income for the first quarter of 1996 increased $34,000 or 2.4% from the same period in 1995. Service charges and fees on deposit accounts increased 9.6% to $1,119,000 in the first quarter versus year ago results. This change is due mainly to an increase in account volumes as basic fee rates have generally not changed. Other income was down from $442,000 in 1995 to $347,000 in 1996. In the first quarter of 1995 income of $116,000 was derived from the operations and sale of OREO properties. In 1996 OREO properties had a $7,000 operating loss.

NONINTEREST EXPENSE

Noninterest expense is comprise of operating expenses of the Company and the Bank, plus the total noninterest (income) expenses of the Bank's real estate development subsidiary. These expenses decreased $51,000 or 0.9% in the first quarter of 1996 versus the same period last year.

Salaries and benefits expense were up $149,000 or 5.3%. Most of the salary increase was due to normal salary progressions, new staffing at two supermarket branches and two new loan production offices. Other expenses were down $200,000 or 7.3%. Due to the temporary elimination of FDIC insurance premiums for the year 1996, the Bank realized a savings of $287,000 over the first quarter 1995 level. Various other expense items accounted for a net increase of $87,000 in 1996.

The Bank is investing more than $1.8 million in 1996 to upgrade and enhance its computer and systems technology in 1996. This is an ongoing process to increase efficiency and deliver products which can compete effectively with the major California banks in the Bank's market area. These costs will be capitalized and depreciated over the useful lives of the systems. The impact in the first quarter of 1996 was not material.

PROVISION FOR INCOME TAXES

The effective tax rate for the three months ended March 31, 1996 is 41.7%. This rate equals the combined California and Federal statutory rates. The actual rate equals the statutory rate as the Bank does not have significant holdings of tax-exempt securities. The Bank does not anticipate increasing its tax-free securities holdings in the near term.

LOANS

In the first quarter of 1996, loan balances increased $10,809,000 or 3.4% from the year end balances. Average loan balances for the quarter were $319,601,000 versus $300,461,000 in the same period last year. The loan growth in the first quarter is positive as the first quarter is normally a slower period due to the seasonality of agriculture loans and winter weather conditions. During the first quarter commercial loans increased $4.3 million; construction loans decreased $2.0 million; real estate loans increased $6.9 million and consumer loans were up $1.6 million. Competition for loans remains strong in the market place. The Bank opened a new lending office in Sacramento during the first quarter. Management believes that with the consolidations taking place in the California banking environment good opportunities will arise to increase market share.

SECURITIES

At March 31, 1996, securities held-to-maturity had a cost basis of $112,874,000 and an approximate fair value of $109,722,000. This portfolio contained mortgage-backed securities totaling $88,784,000 of which $37,047,000 were CMO's. The securities available-for-sale portfolio had a fair value of $72,198,000 and an amortized cost of $72,941,000. This portfolio contained mortgage-backed securities with an amortized cost of $30,773,000 of which $23,093,000 were CMO's. At December 31, 1995, the fair value of the two portfolios was $525,000 less than the amortized cost. As long term interest rates moved up in the first quarter of 1996, at March 31, 1996 the total unrealized loss had increased to $3,895,000.

Management has generally continued its policy of allowing the securities portfolio to decrease as paydowns and maturities occur. Approximately $12.1 million of securities matured in the first quarter of 1996 and only $4.5 million of purchases were made as replacements

NONPERFORMING LOANS

As shown in the following table, total nonperforming assets have increased about 10.4% to $3,383,000 in the first three months of 1996. Non performing assets represent only .58% of total assets. Nonaccrual loans increased while OREO decreased during this period. All nonaccrual loans are considered to be impaired when determining the valuation allowance under SFAS 114. The collections department personnel continue to make a concerted effort to work problem and potential problem loans to reduce risk of loss.




                                              March 31,   December 31,
                                              ---------   ------------
                                                1996          1995
                                                ----          ----
Nonaccrual loans                            $     2,717    $     2,213
Accruing loans past due 90 days or more              20            220
Restructured loans (in compliance with
  modified terms)                                     0              0
                                            -----------    -----------

     Total nonperforming loans                    2,737          2,433

Other real estate owned                             646            631
                                            -----------    -----------

     Total nonperforming assets             $     3,383    $     3,064
                                            ===========    ===========

Nonincome producing investments in real
  estate held by Bank's real estate
    development subsidiary                  $     1,173    $     1,173
                                            ===========    ===========

Nonperforming loans to total loans                0.83%          0.76%
Allowance for loan losses to
  nonperforming loans                              208%           229%
Nonperforming assets to total assets              0.58%          0.51%
Allowance for loan losses to
  nonperforming assets                             169%           182%



ALLOWANCE FOR LOAN LOSS

The Bank maintains its allowance for loan losses at a level Management believes will be adequate to absorb probable losses inherent in existing loans, leases and commitments to extend credit, based on evaluations of the collectibility, impairment and prior loss experience of loans, leases and commitments to extend credit.

The following table presents information concerning the allowance and provision for loan losses.




                                              March 31,      March 31,
                                              ---------      ---------
                                                 1996           1995
                                                 ----           ----
                                                   (in thousands)
Balance, beginning of period                $     5,580    $     5,608
Provision charged to operations                      40             40
Loans charged off                                 (123)          (119)
Recoveries of loans previously
  charged off                                       209             67
                                            -----------    -----------
Balance, end of period                      $     5,706    $     5,596
                                            ===========    ===========

Ending loan portfolio                       $   329,575    $   296,711
                                            ===========    ===========
Allowance to loans as a
  percentage of ending loan portfolio             1.73%          1.89%
                                            -----------    -----------


EQUITY

The following table indicates the amounts of regulatory capital of the Company.


                                                Tier I     Total Risk-       Leverage
                                                               Based
                                           ------------------------------------------
                                                      (dollars in thousands)
March 31,1996
Company's %                                       13.9%          15.2%           9.5%
Regulatory minimum %                               4.0%           8.0%           4.0%
Company's capital $                        $     55,105   $     60,060   $     55,105
Regulatory minimum $                             15,858         31,611         23,144
                                           ------------   ------------   ------------
Computed excess                            $     39,247   $     28,449   $     31,961
                                           ============   ============   ============


                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TRICO BANCSHARES



Date        May 6, 1996                 /s/Robert H. Steveson
     ----------------------------       ---------------------------------
                                        Robert H. Steveson
                                        President and
                                        Chief Executive Officer


Date        May 6, 1996                 /s/Robert M. Stanberry
     ----------------------------       ---------------------------------
                                        Robert M. Stanberry
                                        Vice President and
                                        Chief Financial Officer

                                     PART II


OTHER INFORMATION

        Item 6.     EXHIBITS INDEX                              PAGE

                    a.   EXHIBITS

                         Computations of Earnings Per Share      20

                    b.   REPORTS ON FORM 8-K:

                         None