Form 10-Q
period 1996-06-30
TRICO BANCSHARES /
filed 1996-08-14
CIK 356171

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1996                   Commission file number 0-10661
                  -------------                                          -------

                                TRICO BANCSHARES
             (Exact name of registrant as specified in its charter)


            California                                 94-2792841
(State or other jurisdiction                        (I.R.S.Employer
incorporation or organization)                    Identification No.)

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

                             Yes        X                        No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class:  Common stock, no par value

Outstanding shares as of August 12, 1996:  4,493,871

                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)


                                                                        June 30, December 31,
                                                                       ---------    ---------
                                                                            1996         1995
Assets:
Cash and due from banks ............................................   $  30,572    $  39,673
Federal funds sold .................................................        --         25,600
Securities held-to-maturity
 (approximate fair value $104,643 and $116,576) ....................     108,279      116,865
Securities available-for-sale, net of
 unrealized (loss) of $(1,849) and $(236) ..........................      75,529       76,246
Loans, net of allowance for loan losses of $(5,234) and $(5,580) ...     367,684      313,186
Premises and equipment, net ........................................      14,293       13,189
Investment in real estate properties ...............................       1,173        1,173
Other real estate owned ............................................         747          631
Accrued interest receivable ........................................       4,686        4,609
Other assets .......................................................      13,973       12,382
                                                                       ---------    ---------

     Total assets ..................................................   $ 616,936    $ 603,554
                                                                       =========    =========

Liabilities:
Deposits
 Noninterest-bearing demand ........................................   $  81,744    $  90,308
 Interest-bearing demand ...........................................      84,361       84,314
 Savings ...........................................................     155,198      161,479
 Time certificates .................................................     169,706      180,092
                                                                       ---------    ---------
     Total deposits ................................................     491,009      516,193
Fed funds purchased ................................................      30,000         --
Repurchase agreements ..............................................       9,828         --
Accrued interest payable and other liabilities .....................       6,742        7,856
Long term borrowings ...............................................      24,458       26,292
                                                                       ---------    ---------

     Total liabilities .............................................     562,037      550,341

Shareholders' equity:
Common stock .......................................................      44,627       44,315
Retained earnings ..................................................      11,757        9,548
Unrealized loss on securities available for sale ...................      (1,485)        (650)
                                                                       ---------    ---------

     Total shareholders' equity ....................................      54,899       53,213
                                                                       ---------    ---------

     Total liabilities and shareholders' equity ....................   $ 616,936    $ 603,554
                                                                       =========    =========

                                TRICO BANCSHARES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                 (in thousands except earnings per common share)



                                                  For the three months  For the six months
                                                        ended June 30,      ended June 30,
                                                        1996      1995      1996      1995
Interest income:
  Interest and fees on loans .....................  $  9,030  $  8,244  $ 17,593  $ 16,281
  Interest on investment
   securities-taxable ............................     2,641     2,975     5,339     6,105
  Interest on investment
   securities-tax exempt .........................        30        43        63        87
  Interest on federal funds sold .................        21        40       332       130
                                                     -------   -------   -------   -------
     Total interest income .......................    11,722    11,302    23,327    22,603
                                                     -------   -------   -------   -------

Interest expense:
  Interest on deposits ...........................     3,946     4,111     8,099     7,861
  Interest on federal funds purchased ............       144        47       144        57
  Interest on other borrowings ...................       408       283       790       896
                                                     -------   -------   -------   -------

     Total interest expense ......................     4,498     4,441     9,033     8,814
                                                     -------   -------   -------   -------

     Net interest income .........................     7,224     6,861    14,294    13,789

Provision for loan losses ........................        50        35        90        75
                                                     -------   -------   -------   -------
    Net interest income after
     provision for loan losses ...................     7,174     6,826    14,204    13,714

Noninterest income:
  Service charges and fees .......................     1,176     1,015     2,295     2,036
  Other income ...................................       404       602       751     1,044
  Securities gains (losses), net .................      --          21      --         (10)
                                                     -------   -------   -------   -------

     Total noninterest income ....................     1,580     1,638     3,046     3,070
                                                     -------   -------   -------   -------

Noninterest expenses:
  Salaries and related expenses ..................     3,005     2,724     5,964     5,534
  Other, net .....................................     2,819     2,747     5,365     5,493
                                                     -------   -------   -------   -------

     Total noninterest expenses ..................     5,824     5,471    11,329    11,027
                                                     -------   -------   -------   -------

Net income before income taxes ...................     2,930     2,993     5,921     5,757

  Income taxes ...................................     1,226     1,229     2,473     2,363
                                                     -------   -------   -------   -------

     Net income ..................................     1,704     1,764     3,448     3,394

Preferred stock dividends ........................      --         105      --         210
                                                     -------   -------   -------   -------
Net income available to
 common shareholders .............................  $  1,704  $  1,659  $  3,448  $  3,184

Primary earnings per common sh$re ................  $   0.37  $   0.36  $   0.74  $   0.69
                                                     =======   =======   =======   =======
Fully diluted earnings per com$on share ..........  $   0.37  $   0.36  $   0.74  $   0.69
                                                     =======   =======   =======   =======

                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)
                     (in thousands, except number of shares)



                                    Common stock                      Unrealized
                              --------------------------              ----------
                                                                      securities
                                                                      ----------
                               Number                    Retained      holding
                              ----------                -----------   ----------
                              of shares     Amount       earnings     gain (loss)    Total
                              ----------   ----------   -----------   ----------   ----------
Balance,
 December 31, 1995            4,464,828     $ 44,315     $   9,548     $   (650)    $ 53,213

Exercise of common stock
 options                         26,169          290                                $    290

Repurchase of common stock       (8,285)         (82)          (64)                 $   (146)

Common stock cash
 dividends                                                  (1,175)                 $ (1,175)

Change in unrealized
 loss on securities                                                        (835)    $   (835)

Stock option amortization                        104                                $    104

Net income, June 30, 1996                                    3,448                  $  3,448
                              ----------   ----------   -----------   ----------   ----------

Balance,
 June 30, 1996                4,482,712     $ 44,627      $ 11,757     $ (1,485)    $ 54,899
                              ==========   ==========   ===========   ==========   ==========

                                TRICO BANCSHARES
                        CONDENSED CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                 (in thousands)

                                                                   For the six months
                                                                      ended June 30,
                                                                    1996        1995
Operating activities:
Net income ....................................................   $  3,448    $  3,394
Adjustments to reconcile net income to net cash provided
 by operating activities:
    Provision for loan losses .................................         90          75
    Provision for losses on other real estate owned ...........       --            35
    Depreciation and amortization .............................        856         780
    Amortization of investment security discounts .............         30          59
    Deferred income taxes .....................................        106        --
    Investment security (gains) losses (net) ..................       --            10
    (Gain) loss on sale of OREO (net) .........................        (31)        (66)
    (Gain) loss on sale of loans (net) ........................          6         (23)
    Origination of loans held for sale ........................    (13,896)     (4,923)
    Proceeds from loan sales ..................................      5,256       3,822
    Amortization of stock options .............................        104         104
    (Increase) decrease in interest receivable ................        (77)        193
    Increase (decrease) in interest payable ...................       (818)        919
    (Increase) decrease in other assets and liabilities             (1,532)       (517)
                                                                  --------    --------
      Net cash provided (used) by operating activities ........     (6,458)      3,862

Investing activities:
    Proceeds from maturities of securities held-to-maturity         14,256       6,789
    Purchases of securities held-to-maturity ..................     (5,516)       --
    Proceeds from maturities of securities available-for-sale       12,677       6,101
    Proceeds from sales of securities available-for-sale ......       --         6,993
    Purchases of securities available-for-sale ................    (13,587)     (3,080)
    Net (increase) decrease in loans ..........................    (46,485)       (605)
    Purchases of premises and equipment .......................     (1,813)       (720)
    Proceeds from the sale of OREO ............................        446         900
                                                                  --------    --------
      Net cash provided (used) by investing activities ........    (40,022)     16,378

Financing activities:
    Net increase (decrease) in deposits .......................    (25,184)     (3,363)
    Fed funds purchased .......................................     30,000        --
    Repayment of repurchase agreements ........................       --       (30,457)
    Borrowings under long-term debt agreements ................     10,000        --
    Payments of principal on long-term debt agreements ........     (2,006)     (2,020)
    Cash dividends - Preferred ................................       --          (210)
    Cash dividends - Common ...................................     (1,175)       (704)
    Repurchase of common stock ................................       (146)       --
    Sale of Common Stock ......................................        290         196
                                                                  --------    --------
      Net cash provided (used) by financing activities ........     11,779     (36,558)
                                                                  --------    --------

      Increase (decrease) in cash and cash equivalents             (34,701)    (16,318)
      Cash and cash equivalents at beginning of period ........     65,273      39,709
                                                                  --------    --------
      Cash and cash equivalents at end of period  ............    $ 30,572    $ 23,391
                                                                  ========    ========

Supplemental information:
    Cash paid for taxes .......................................   $  3,182    $  2,264
    Cash paid for interest expense ............................   $  9,329    $  7,895

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

The interim results for the six months ended June 30, 1996 and 1995, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 1995.


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

The adoption of SFAS 122 did not have a material impact on the Company's financial position or results of operations for the six months ended June 30, 1996.

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

Overview

The Company earned $1,704,000 for the second quarter ended June 30, 1996 versus $1,764,000 for the same period in 1995. Fully diluted earnings per share for the second quarter periods were $0.37 and $0.36, respectively. Earnings for the six months ended June 30, 1996 were $3,448,000 versus year ago results of $3,394,000. The fully diluted earnings per share were $.74 and $.69 for the respective six month periods. The earnings per share results have been adjusted for a five for four (5/4) stock split effected as a stock dividend in September 1995.

A combination of factors in the second quarter 1996 resulted in the $63,000 or 2.1% decline in pretax earnings over the same period in 1995. Interest income was up $410,000 or 3.6% as average loans outstanding were $47.7 million (15.9%) higher than in the second quarter of 1995. The effect on interest income from the higher loan balances was offset in part by a 59 basis point decline in the average yield on loans to 10.4% and a reduction of $21.9 million (10.3%) in the average balances of securities and Federal funds sold. Interest expense was modestly higher with a 1.2% increase of $57,000 resulting from higher balances of interest-bearing liabilities offset in part by an 11 basis point decline in the average rate paid on these liabilities.

Noninterest income is comprised of "service charges and fees" and "other income". Service charge and fee income increased 15.9% to $1,176,000 in the second quarter versus year ago results. The increase is due mainly to an increase in account volumes as basic fee rates have generally not changed. Other income was down from $602,000 in 1995 to $404,000 in 1996. In the second quarter of 1995 the Company had non-recurring miscellaneous income in excess of $250,000. Overall, noninterest income decreased $58,000 or 3.5% for the quarter.

Noninterest expenses increased $353,000 to $5,824,000 in the second quarter 1996 versus 1995. Due to the virtual elimination of FDIC insurance premiums for the year 1996, this expense decreased $282,000 from the 1995 second quarter level. This cost savings was offset in part by a $281,000 or 10.3% increase in salary and benefit expenses, which reflects costs for additional employees at two new in-store branches, two loan production offices, fringe benefits and normal salary increases. Advertising costs were up $200,000 as the Company ran two television advertising campaigns during the second quarter of 1996, Net increases in various other expenses made up the remaining differences.

Assets of the Company totaled $616,936,000 at June 30, 1996 which was up $13,382,000 from the 1995 ending balances. Changes in assets from year end balances included: an increase in loans of $54,152,000 to $372,918,000; a decrease in securities of $9,303,000 to $183,808,000; and a decrease in cash and near cash items of $34,701,000 to $30,572,000. Loan balances were up $64,219,000 or 20.8% at June 30, 1996 versus the same date in 1995. The loan to deposit ratio at June 30, 1996 was 76.5% versus 63.2% a year ago.

For the second quarter of 1996 the Company had an annualized return on assets of 1.16% and a return on equity of 12.7% versus 1.18% and 13.5% in 1995. TriCo Bancshares ended the quarter with a leverage ratio of 9.0% (based on ending assets), a Tier 1 capital ratio of 12.9% and a total risk-based capital ratio of 14.1%.

On June 15, 1996 TriCo Bancshares signed an Acquisition Agreement and Plan of Merger with Sutter Buttes Savings Bank. At March 31 1996, Sutter Buttes had assets totaling $67,000,000 of which $58,000,000 were loans. On July 25, 1996 the Securities and Exchange Commission approved the Company's Form S-4 Registration Statement relating to this acquisition and on August 5, 1996 the Registration Statement became effective. The acquisition agreement is still pending approval of the Sutter Buttes shareholders, the California State Department of Banking and the Federal Deposit Insurance Corporation. Management estimates the closing date will be late third quarter or early fourth quarter this year. As soon as possible after the acquisition closing date, the operations of Sutter Buttes will be absorbed into the Yuba City branches of Tri Counties Bank and the Sutter Buttes branches will be closed. The acquisition will be recorded using the purchase method of accounting.

The following tables provide a summary of the major elements of income and expense for the second quarter of 1996 compared with the second quarter of 1995 and for the first six months of 1996 compared with the first six months of 1995.

                                TRICO BANCSHARES
                              CONDENSED COMPARATIVE
                                INCOME STATEMENT
                (in thousands, except earnings per common share)



                                          Three months
                                         ended June 30,           Percentage
                                     1996              1995         Change
                                     (in thousands, except         increase
                                      earnings per share)         (decrease)

Interest income                   $    11,744      $   11,334       3.6%
Interest expense                        4,498           4,441       1.3%
                                 -------------    ------------

Net interest income                     7,246           6,893       5.1%

Provision for loan losses                  50              35      42.9%
                                 -------------    ------------

Net interest income after               7,196           6,858       4.9%
  provision for loan losses

Noninterest income                      1,580           1,638      -3.5%
Noninterest expenses                    5,824           5,471       6.5%
                                 -------------    ------------

Net income before income taxes          2,952           3,025      -2.4%
Income taxes                            1,226           1,229      -0.2%
Tax equivalent adjustment1                 22              32     -32.5%
                                 -------------    ------------

Net income                              1,704           1,764      -3.4%
                                 =============    ============

Preferred stock dividends                                (105)   -100.0%

Net income available to                 1,704           1,659       2.7%
  common shareholders'

Primary earnings per common share        0.37            0.36       2.8%


1 Interest on tax-free securities is reported on a tax equivalent basis of 1.72 and 1.75 for June 30, 1996 and 1995.

                                TRICO BANCSHARES
                              CONDENSED COMPARATIVE
                                INCOME STATEMENT
                (in thousands, except earnings per common share)



                                          Six months
                                        ended June 30,             Percentage
                                    1996             1995            Change
                                    (in thousands, except           increase
                                     earnings per share)           (decrease)
Interest income                   $    23,372    $   22,668           3.1%
Interest expense                       9,033          8,814           2.5%
                                 ------------   ------------

Net interest income                   14,339         13,854           3.5%

Provision for loan losses                 90             75          20.0%
                                 ------------   ------------

Net interest income after             14,249         13,779           3.4%
  provision for loan losses

Noninterest income                     3,046          3,070          -0.8%
Noninterest expenses                  11,329         11,027           2.7%
                                 ------------   ------------

Net income before income taxes         5,966          5,822           2.5%
Income taxes                           2,473          2,363           4.7%
Tax equivalent adjustment1                45             65         -30.2%
                                 ------------   ------------

Net income                             3,448          3,394           1.6%
                                 ============   ============

Preferred stock dividends                              (210)       -100.0%

Net income available to                3,448          3,184           8.3%
  common shareholders'

Primary earnings per common share       0.74           0.69           7.6%


1 Interest on tax-free securities is reported on a tax equivalent basis of 1.72 and 1.75 for June 30, 1996 and 1995.

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

In the quarter ended June 30, 1996, interest income increased $410,000 or 3.6 percent over the same period in 1995. Average loans outstanding were 15.9% or $47,747,000 higher in the second quarter of 1996 compared to the second quarter of 1995. Interest income due to this increase totaled $1,308,000. The loan growth was funded by growth in liabilities and capital and reductions in investment securities and Federal funds sold. The lower balances in the investment securities and Federal funds sold resulted in a $319,000 reduction in interest income from these sources for the second quarter of 1996 as compared to the same period in 1995. Additionally, average rates received on all earning assets were lower with loan rates decreasing 59 basis points or 5.4%. The lower rates on all earning assets reduced interest income by $579,000 in the second quarter of 1996 as compared to the same period in 1995. Since the second quarter of 1995, the Bank's base lending rate has decreased 75 basis points in parallel with rate reductions by the Federal Reserve.

For the second quarter of 1996, interest expense increased by $57,000 or 1.3% over the year earlier period. Average balances of interest bearing liabilities were $17,816,000 (4.1%) higher in the second quarter of 1996. These higher balances resulted in a $256,000 increase in interest expense in the second quarter of 1996 as compared to the same period in 1995. Second quarter 1996 average balances of Federal funds purchased and short-term debt were $11,490,000 and $19,656,000 respectively, as compared to $2,983,000 and $3,103,000 in the second quarter of 1995. Interest recorded on the increased volume of these two items amounted to $369,000. For the same periods, the average balance of long-term debt decreased $8,240,000 or 50% which resulted in a $119,000 decrease in interest expense. Average rates paid on all interest bearing liabilities decreased from 4.08% in the second quarter of 1995 to 3.97% in the second quarter of 1996. This accounted for a decrease in interest expense of $199,000. The lower average rate paid on interest-bearing liabilities was reflective of the general reduction in market rates of interest from the second quarter of 1995 to the second quarter of 1996.

The combined effect of the increase in both interest income and interest expense for the second quarter of 1996 versus the same period in 1995 resulted in an increase of $353,000 (5.1%) in net interest income. Net interest margin of 5.38% was flat between the two periods.

For the six month period ending June 30, 1996, interest income increased $704,000 or 3.1% over the same period in 1995. All of the increase resulted from higher average balances on loans and Federal funds sold. Interest income from the volume increase for these two items totaled $2,034,000. It was offset by an $810,000 decrease in interest income on investment securities for volume changes and $520,000 in decreases due to lower average rates on loans and Federal funds sold. However, because of the increased volume of loans (which have higher rates than investment securities), the average rate received on all earning assets for the six month period ended June 30, 1996 increased 6 basis points to 8.7% from that for the same period in 1995.

Interest expense for the six month period increased $219,000 from that for the same period in 1995. This 2.5% increase was mostly due to volume and rate increases in time deposits as interest recorded on those instruments increased $453,000 or 10.8%. Reductions in average balances of savings accounts and short-term debt coupled with slightly lower rates helped offset $299,000 of the increase. The higher rates paid on time deposits caused customers to move funds from savings accounts. Overall average rates paid on interest-bearing liabilities in the first six months of 1996 increased 3 basis points to 3.99% from the same period in 1995.

The combined effect of the increase in both interest income and interest expense for the first six months of 1996 versus 1995 resulted in an increase of $485,000 or 3.5% in net interest income. Net interest margin increased 6 basis points from 5.28% to 5.34%.

The following four tables provide summaries of the components of the interest income, interest expense and net interest margins on earning assets for the quarter and six month periods ended June 30, 1996 versus the same periods in 1995.

                                TRICO BANCSHARES
                       ANALYSIS OF CHANGE IN NET INTEREST
                            MARGIN ON EARNING ASSETS
                                 (in thousands)


                                                                  Three Months Ended
                                                   6/30/96                                6/30/95

                                     Average       Income/      Yield/      Average        Income/      Yield/
                                     Balance1      Expense      Rate        Balance1       Expense      Rate
Assets
Earning assets
  Loan 2,3                        $  348,779    $   9,030       10.36%  $    301,032    $   8,244       10.95%
  Securities4                        188,276        2,693        5.72%       208,963        3,050        5.84%
  Federal funds sold                   1,592           21        5.28%         2,796           40        5.72%
                                 -----------    ---------                -----------    ---------
    Total earning assets             538,647       11,744        8.72%       512,791       11,334        8.84%
                                                ---------                               ---------
Cash and due from bank                29,113                                  28,065
Premises and equipment                14,121                                  13,315
Other assets,net                      18,486                                  21,675
Less:  allowance
  for loan losses                     (5,383)                                 (5,619)
                                 -----------                             -----------
      Total                       $  594,984                            $    570,227
                                 ===========                             ===========

Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits                 $   84,062         477        2.27%   $     79,640          490         2.46%
  Savings deposits                   160,453       1,226        3.06%        164,733        1,273         3.09%
  Time deposits                      169,516       2,243        5.29%        168,662        2,348         5.57%
Federal funds purchased               11,490         144        5.01%          2,983           47         6.30%
Short-term debt                       19,656         291        5.92%          3,103           44         5.67%
Long-term debt                         8,252         117        5.67%         16,492          239         5.80%
                                 -----------   ---------                 -----------    ---------
   Total interest-bearing
      liabilities                    453,429       4,498        3.97%        435,613        4,441         4.08%
                                               ---------                                ---------
Noninterest-bearing deposits          77,941                                  74,739
Other liabilities                      8,842                                   8,455
Shareholders' equity                  54,772                                  51,420
                                 -----------                             -----------
    Total liabilities
      and shareholders' equity    $  594,984                            $    570,227
                                 ===========                             ===========

Net interest rate spread5                                      4.75%                                      4.76%
                                                           =========                                  =========
Net interest income/net                        $   7,246                               $   6,893
                                               =========                               =========
  interest margin6                                  5.38%                                   5.38%
                                               =========                               =========


1 Average balances are computed principally on the basis of daily balances. Average balance of securities is based on amortized cost.
2 Nonaccrual loans are included.
3 Interest income on loans includes fees on loans of $498,000 in 1996 and $428,000 in 1995.
4 Interest income is stated on a tax equivalent basis of 1.72 and 1.75 at June 30, 1996 and 1995.
5 Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
6 Net interest margin is computed by dividing net interest income by total average earning assets.

                                TRICO BANCSHARES
                       ANALYSIS OF CHANGE IN NET INTEREST
                            MARGIN ON EARNING ASSETS
                                 (in thousands)


                                                                  Six Months Ended
                                                 6/30/96                                  6/30/95

                                    Average      Income/       Yield/        Average      Income/      Yield/
                                    Balance1     Expense       Rate          Balance1     Expense      Rate
Assets
Earning assets
  Loan 2,3                       $  334,190   $   17,593       10.53%     $  300,748   $   16,281      10.83%
  Securities4                       190,735        5,447        5.71%        219,095        6,257       5.71%
  Federal funds sold                 12,620          332        5.26%          4,630          130       5.62%
                                -----------  -----------                 -----------  -----------
    Total earning assets            537,545       23,372        8.70%        524,473       22,668       8.64%
                                             -----------                              -----------
Cash and due from bank               29,387                                   29,494
Premises and equipment               13,729                                   13,285
Other assets,net                     18,127                                   15,444
Less:  allowance
  for loan losses                    (5,488)                                  (5,634)
                                -----------                              -----------
      Total                      $  593,300                               $  577,062
                                ===========                              ===========

Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits               $    84,362          953         2.26%   $    80,548          984       2.44%
  Savings deposits                  163,248        2,492         3.05%       174,140        2,676       3.07%
  Time deposits                     172,495        4,654         5.40%       157,350        4,201       5.34%
Federal funds purchased               5,745          144         5.01%         1,819           57       6.27%
Short-term debt                       9,828          291         5.92%        13,402          406       6.06%
Long-term debt                       17,153          499         5.82%        17,370          490       5.64%
                                -----------  -----------                 -----------   ----------
   Total interest-bearing
      liabilities                   452,831        9,033         3.99%       444,629        8,814       3.96%
                                             -----------                               ----------
Noninterest-bearing deposits         77,358                                   74,318
Other liabilities                     8,720                                    7,655
Shareholders' equity                 54,391                                   50,460
                                -----------                              -----------
    Total liabilities
      and shareholders' equity  $   593,300                               $  577,062
                                ===========                              ===========

Net interest rate spread5                                        4.71%                                 4.68%
                                                           ==========                            ==========
Net interest income/net                      $   14,339                               $   13,854
                                            ===========                              ===========
  interest margin6                                 5.34%                                    5.28%
                                            ===========                              ===========



1 Average balances are computed principally on the basis of daily balances. Average balance of securities is based on amortized cost.
2 Nonaccrual loans are included.
3 Interest income on loans includes fees on loans of $905,000 in 1996 and $810,000 in 1995.
4 Interest income is stated on a tax equivalent basis of 1.72 and 1.75 at June 30, 1996 and 1995.
5 Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
6 Net interest margin is computed by dividing net interest income by total average earning assets.

                                TRICO BANCSHARES
                       ANALYSIS OF VOLUME AND RATE CHANGES
                       ON NET INTEREST INCOME AND EXPENSE
                                 (in thousands)



                                     For the three months ended June 30,
                                               1996 over 1995

                                                                       Yield/
                                    Volume            Rate4            Total
                            ---------------     -----------      -------------
Increase (decrease) in
  interest income:
    Loans 1,2               $        1,308      $     (522)      $        786
    Investment securities3            (302)            (55)              (357)
    Federal funds sold                 (17)             (2)               (19)
                            ---------------     -----------      -------------
      Total                            989            (579)               410
                            ---------------     -----------      -------------

Increase (decrease) in
  interest expense:
    Demand deposits
      (interest-bearing)                27             (40)               (13)
    Savings deposits                   (33)            (14)               (47)
    Time deposits                       12            (117)              (105)
    Federal funds purchased            134             (37)                97
    Short-term debt                    235              12                247
    Long-term debt                    (119)             (3)              (122)
                            ---------------     -----------      -------------
      Total                            256            (199)                57
                            ---------------     -----------      -------------

Increase (decrease) in
  net interest income       $          733      $     (380)      $        353
                            ===============     ===========      =============


1 Nonaccrual loans are included.
2 Interest income on loans includes fee income on loans of $498,000 in 1996 and $428,000 in 1995.
3 Interest income is stated on a tax equivalent basis of 1.72 and 1.75 for June 30, 1996 and 1995.
4 The rate/volume variance has been included in the rate variance.

                                TRICO BANCSHARES
                       ANALYSIS OF VOLUME AND RATE CHANGES
                       ON NET INTEREST INCOME AND EXPENSE
                                 (in thousands)



                                           For the six months ended June 30,
                                                     1996 over 1995

                                                                          Yield/
                                      Volume           Rate4              Total
                               --------------      ----------     --------------
Increase (decrease) in
  interest income:
    Loans 1,2                  $       1,810       $    (498)    $        1,312
    Investment securities3              (810)              0               (810)
    Federal funds sold                   224             (22)               202
                               --------------      ----------     --------------
      Total                            1,224            (520)               704
                               --------------      ----------     --------------

Increase (decrease) in
  interest expense:
    Demand deposits
      (interest-bearing)                  47             (78)               (31)
    Savings deposits                    (167)            (17)              (184)
    Time deposits                        404              49                453
    Federal funds purchased              123             (36)                87
    Short-term debt                     (108)             (7)              (115)
    Long-term debt                        (6)             15                  9
                               --------------      ----------     --------------
      Total                              293             (74)               219
                               --------------      ----------     --------------

Increase (decrease) in
  net interest income          $         931       $    (446)    $          485
                               ==============      ==========     ==============


1 Nonaccrual loans are included.
2 Interest income on loans includes fee income on loans of $905,000 in 1996 and $810,000 in 1995.
3 Interest income is stated on a tax equivalent basis of 1.72 and 1.75 for June 30, 1996 and 1995.
4 The rate/volume variance has been included in the rate variance.

Provision for Loan Losses

In the first six months of 1996, the Bank provided $90,000 for loan losses versus $75,000 in 1995. The allowance for loan losses at June 30, 1996 was 1.40% of outstanding loans versus 1.75% at December 31,1995. Management's ongoing analysis of the loan portfolio determined that the remaining balance of $5,234,000 in the allowance for loan losses should be adequate to cover known or potential problem loans.

Noninterest Income

Noninterest income is comprised of "service charges and fees", "other income" and "securities gains and losses". Noninterest income for the second quarter 1996 was down $58,000 or 3.5% from the second quarter of 1995. Service charges and fee income increased 15.9% or $161,000. This increase was due mainly to a change in account volumes as basic fee rates had not changed. This was offset by a decrease in other income from $602,000 in 1995 to $404,000 in 1996. There was over $250,000 in non recurring items recorded in the second quarter of 1995. Commissions on the sales of annuities and mutual funds helped offset this decrease as they increased $95,000 or 38.9% in the second quarter of 1996 as compared to the same period in 1995. Other miscellaneous items accounted for the remaining unfavorable variance.

Results for the first six months were consistent with the second quarter. Overall, noninterest income decreased $24,000 or .8% in the first six months of 1996 versus the same period in 1995. Service charges and fee income reflected a 12.7% increase to $2,295,000 and were the result of volume changes. In the other income category, commissions on annuities and mutual funds were up $179,000 or 37.8%. The reduction in non recurring income items as detailed above offset this favorable trend. These items account for the significant changes within the noninterest income category.

Noninterest Expense

Noninterest expense is comprised of operating expenses of the Company and the Bank, plus the total noninterest (income) expenses (excluding gains or losses from securities) of the Bank's real estate development subsidiary. These expenses increased $353,000 to $5,824,000 in the second quarter of 1996 versus 1995.

For the quarter, salaries and benefits increased $281,000 or 10.3% which reflects costs for additional employees at two new in-store branches, two loan production offices, increases in fringe benefits and normal salary increases.

Other expenses increased $72,000 or 2.6% in the second quarter 1996 versus 1995. The magnitude of this increase was favorably impacted by a $282,000 reduction in FDIC insurance expense because of the virtual elimination of the premium for 1996. Factors contributing to the increase included: a television advertising campaign for $200,000; costs associated with the out-sourcing of the internal audit function which started in July 1995; and a mix of other various operating items.

For the six month period noninterest expenses increased $302,000 or 2.7% in 1996 over 1995. Salaries and related expenses were up $430,000 or 7.8% due to the issues discussed for the quarter. Other expenses decreased $128,000 or 2.3%. Premise and equipment expenses were down slightly as several computer related equipment leases expired. FDIC insurance costs were down $569,000. Costs relating to maintenance of premium deposit accounts and credit cards increased $154,000 or 73.9% due to increased activity. These costs were offset by increases in service charge and fee income related those products. The Company has run two television advertising campaigns in the first half of 1996 versus one in the same period of 1995. Because of this costs for advertising increased $105,000 or 63.9%. The second advertising campaign will run into the third quarter. When it is completed, no other major advertising projects are planned for the balance of the year. The balance of the increases are spread throughout the expense categories.

The overhead efficiency ratio for the first six months of 1996 was 65.3% versus 65.4% in the like period of 1995. This is about 3% higher than the first quarter 1996 average for California peer banks. Management is focused on improving this ratio.

Provision for Income Taxes

The effective tax rate for the six months ended June 30, 1996 is 41.8%. This rate approximates the combined California and Federal statutory rates. The actual rate equals the statutory rate as the Bank does not have significant holdings of tax exempt securities. The Bank does not anticipate increasing its holdings of tax-free securities in the near term.

Loans

In the second quarter of 1996, loan balances increased $43,343,000 or 13.2% from the ending balances at March 31, 1996. Loan balances were higher in all categories. The balances also exceeded year end balances by $54,142,000 and 1995 second quarter ending balances by $64,219,000. The year over year gains suggest that the Bank has been successful in marketing its loan products. Management has made a concerted effort to develop a more highly refined sales culture among its loan officers. A new Chief Credit Officer who has significant experience with California middle market companies was brought on board to manage the credit function. Loan underwriting standards have been maintained, but pricing has been more competitive. Management believes loan growth should continue through the third quarter.

Securities

At June 30, 1996, securities held-to-maturity had a cost basis of $108,279,000 and a fair value of $104,643,000. This portfolio contained mortgage-backed securities totaling $85,722,000 of which $35,580,000 were CMO's. The securities available-for-sale portfolio had a fair market value of $75,529,000 with a cost basis of $77,378,000. This portfolio contained mortgage-backed securities with fair market values totaling $30,504,000 of which $21,439,000 were CMO's. During the first six months of 1996, maturities of securities exceeded purchases by $7,830,000. As long as loan demand continues to increase, management intends to continue to move funds from maturing securities into loans.

Nonperforming Loans

As shown in the following table, total nonperforming assets increased $1,607,000 to $4,671,000 during the first six months of 1996. Non performing assets represent only 0.76% of total assets at June 30, 1996. The increase in nonperforming loans was attributable to several borrowers and is not considered to be indicative of a general trend. All nonaccrual loans are considered to be impaired when determining any valuation allowance under SFAS 114.


                                                 1996                   1995

Nonaccrual loans                             $     3,904        $     2,213
Accruing loans past due 90 days or more               20                220
Restructured loans (in compliance with
  modified terms)                                      0                  0
                                             ------------       ------------

     Total nonperforming loans                     3,924              2,433

Other real estate owned                              747                631
                                             ------------       ------------

     Total nonperforming assets              $     4,671        $     3,064
                                             ============       ============

Nonincome producing investments in real
  estate held by Bank's real estate
    development subsidiary                   $     1,173        $     1,173
                                             ============       ============

Nonperforming loans to total loans                  1.05%              0.76%
Allowance for loan losses to
  nonperforming loans                                133%               229%
Nonperforming assets to total assets                0.76%              0.51%
Allowance for loan losses to
  nonperforming assets                               112%               182%

Allowance for Loan Loss

The Bank maintains its allowance for loan losses at a level considered by Management to be adequate to cover the risk of loss in the loan portfolio at a particular point in time. This determination includes an evaluation and analysis of historical experience, current loan mix and volume, and projected economic conditions.

The following table presents information concerning the allowance and provision for loan losses.


                                             1996                       1995
                                                      (in thousands)
Balance, Beginning of period             $         5,580     $         5,608

Provision charged to operations                       90                  75

Loans charged off                                   (697)               (173)

Recoveries of loans previously
  charged off                                        261                  99

Balance, end of period                   $         5,234     $         5,609
                                         ================    ================

Ending loan portfolio                    $       372,918     $       308,699
                                         ================    ================

Allowance for loan losses as a
  percentage of ending loan portfolio               1.40%               1.82%
                                         ================    ================

Equity

The following table indicates the amounts of regulatory capital of the Company.

                            Tier I           Total Risk-          Leverage
                                                Based
                        ---------------------------------------------------
                                            (dollars in thousands)

June 30,1996
Company's %                      12.9%             14.1%               9.0%
Regulatory minimum %              4.0%              8.0%               4.0%
Company's capital $     $      55,728     $      60,962      $      55,728
Regulatory minimum $           17,320            34,640             24,677
                        --------------    --------------     --------------
Computed excess         $      38,408     $      26,322      $      31,051
                        ==============    ==============     ==============

                                     PART II


Other Information

Item 5.     Exhibits Index                                            Page

               a.   Exhibits

                     Computations of Earnings Per Share                24

               b.   Reports on Form 8-K:

                     None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TRICO BANCSHARES



Date       August 12, 1996                      /s/ Robert H. Steveson
                                                Robert H. Steveson
                                                President and
                                                Chief Executive Officer


Date       August 12, 1996                      /s/ Robert M. Stanberry
                                                Robert M. Stanberry
                                                Vice President and
                                                Chief Financial Officer