Form 10-Q
period 1996-09-30
TRICO BANCSHARES /
filed 1996-11-13
CIK 356171

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1996              Commission file number 0-10661
                  ------------------                                     -------

                                TRICO BANCSHARES
             (Exact name of registrant as specified in its charter)


         California                                               94-2792841
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

                    Yes    X                       No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class:  Common stock, no par value

Outstanding shares as of November  11, 1996:   4,641,223

                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)


                                                                                        September 30, December 31,
                                                                                                 1996         1996
                                                                                            ---------    ---------
Assets:
Cash and due from banks .................................................................   $  36,190    $  39,673
Federal funds sold ......................................................................        --         25,600
Securities held-to-maturity
 (approximate fair value $103,339 and $116,576) .........................................     105,949      116,865
Securities available-for-sale, net of
 unrealized (loss) of $(2,145) and $(236) ...............................................      68,148       76,246
Loans, net of allowance for loan losses of $(5,571) and $(5,580) ........................     374,379      313,186
Premises and equipment, net .............................................................      14,130       13,189
Investment in real estate properties ....................................................       1,173        1,173
Other real estate owned .................................................................       1,582          631
Accrued interest receivable .............................................................       4,082        4,609
Other assets ............................................................................      15,406       12,382
                                                                                            ---------    ---------

     Total assets .......................................................................   $ 621,039    $ 603,554
                                                                                            =========    =========

Liabilities:
Deposits
 Noninterest-bearing demand .............................................................   $  83,009    $  90,308
 Interest-bearing demand ................................................................      89,352       84,314
 Savings ................................................................................     159,853      161,479
Time certificates .......................................................................     193,405      180,092
                                                                                            ---------    ---------
     Total deposits .....................................................................     525,619      516,193
Fed funds purchased .....................................................................       7,500         --
Accrued interest payable and other liabilities ..........................................       7,579        7,856
Long term borrowings ....................................................................      24,284       26,292
                                                                                            ---------    ---------

     Total liabilities ..................................................................     564,982      550,341

Shareholders' equity:
Common stock ............................................................................      44,745       44,315
Retained earnings .......................................................................      12,974        9,548
Unrealized loss on securities available for sale ........................................      (1,662)        (650)
                                                                                            ---------    ---------

     Total shareholders' equity .........................................................      56,057       53,213
                                                                                            ---------    ---------

     Total liabilities and shareholders' equity .........................................   $ 621,039    $ 603,554
                                                                                            =========    =========


                                TRICO BANCSHARES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                 (in thousands except earnings per common share)

                                                                     For the three months   For the nine months
                                                                      ended September 30,   ended September 30,
                                                                          1996       1995       1996       1995
Interest income:
  Interest and fees on loans ......................................   $  9,955   $  8,724   $ 27,548   $ 25,005
  Interest on investment
   securities-taxable .............................................      2,577      2,857      7,916      8,962
  Interest on investment
   securities-tax exempt ..........................................         30         38         93        125
  Interest on federal funds sold ..................................       --           10        332        140
                                                                      --------   --------   --------   --------
     Total interest income ........................................     12,562     11,629     35,889     34,232
                                                                      --------   --------   --------   --------

Interest expense:
  Interest on deposits ............................................      4,196      4,127     12,295     11,988
  Interest on federal funds purchased .............................        204         49        348        106
  Interest on other borrowings ....................................        456        353      1,246      1,249
                                                                      --------   --------   --------   --------
     Total interest expense .......................................      4,856      4,529     13,889     13,343
                                                                      --------   --------   --------   --------

     Net interest income ..........................................      7,706      7,100     22,000     20,889

Provision for loan losses .........................................        537        160        627        235
                                                                      --------   --------   --------   --------
    Net interest income after
     provision for loan losses ....................................      7,169      6,940     21,373     20,654

Noninterest income:
  Service charges and fees ........................................      1,296      1,067      3,591      3,103
  Other income ....................................................        449        375      1,200      1,419
  Securities gains (losses), net ..................................       --         --         --          (10)
                                                                      --------   --------   --------   --------
     Total noninterest income .....................................      1,745      1,442      4,791      4,512
                                                                      --------   --------   --------   --------

Noninterest expenses:
  Salaries and related expenses ...................................      2,941      2,652      8,905      8,186
  Other, net ......................................................      2,876      2,600      8,241      8,093
                                                                      --------   --------   --------   --------
     Total noninterest expenses ...................................      5,817      5,252     17,146     16,279
                                                                      --------   --------   --------   --------

Net income before income taxes ....................................      3,097      3,130      9,018      8,887

  Income taxes ....................................................      1,276      1,286      3,749      3,649
                                                                      --------   --------   --------   --------

     Net income ...................................................      1,821      1,844      5,269      5,238

Preferred stock dividends .........................................       --           35       --          245
                                                                      --------   --------   --------   --------
Net income available to
 common shareholders ..............................................      1,821      1,809      5,269      4,993
                                                                      --------   --------   --------   --------

Primary earnings per common share .................................   $   0.39   $   0.39   $   1.13   $   1.08
                                                                      ========   ========   ========   ========
Fully diluted earnings per common share $ .........................       0.39   $   0.38   $   1.13   $   1.06
                                                                      ========   ========   ========   ========

                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)
                     (in thousands, except number of shares)


                                                    Common stock                           Unrealized
                                          ---------------------------------                ------------
                                                                                           securities
                                                                                           ------------
                                             Number                          Retained        holding
                                          --------------                   -------------   ------------
                                            of shares         Amount         earnings      gain (loss)        Total
                                          --------------   -------------   -------------   ------------    ------------

Balance,
 December 31, 1995                            4,464,828        $ 44,315       $   9,548      $    (650)       $ 53,213

Exercise of common stock
 options                                         62,862             356                                      $     356

Repurchase of common stock                       (8,285)            (82)            (64)                     $    (146)

Common stock cash
 dividends                                                                       (1,779)                      $ (1,779)

Change in securities
 loss on securities                                                                             (1,012)       $ (1,012)

Stock option amortization                                           156                                      $     156

Net income, September 30, 1996                                                    5,269                      $   5,269
                                          --------------   -------------   -------------   ------------    ------------

Balance, September 30, 1996                   4,519,405        $ 44,745        $ 12,974       $ (1,662)       $ 56,057
                                          ==============   =============   =============   ============    ============

                                TRICO BANCSHARES
                        CONDENSED CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                       For the nine months
                                                                       ended September 30,
                                                                        1996        1995

Operating activities:
Net income ......................................................    $ 5,269      $5,238
Adjustments to reconcile net income to net cash provided
 by operating activities:
    Provision for loan losses ...................................        627         235
    Provision for losses on OREO ................................       --            35
    Depreciation and amortization ...............................      1,328       1,202
    Amortization of investment security discounts ...............         42          89
    Deferred income taxes .......................................        107        (112)
    Investment security losses (net) ............................       --            10
    (Gain) loss on sale of other real estate owned ..............         (5)        (73)
    (Gain) loss on sale of premises and equipment ...............         (7)       --
    (Gain) loss on sale of loans ................................         (8)        (23)
    Proceeds from loan sales ....................................     13,217       5,819
    Origination of loans held for sale ..........................    (20,483)     (6,794)
    Amortization of stock options ...............................        156         157
    (Increase) decrease in interest receivable ..................        527         335
    Increase (decrease) in interest payable .....................       (729)        959
    (Increase) decrease in other assets and liabilities .........     (2,195)     (1,346)
                                                                    --------    --------
      Net cash provided (used) by operating activities ..........     (2,154)      5,731
                                                                    --------    --------

Investing activities:
    Proceeds from maturities of securities held-to-maturity .....     14,256      11,191
    Purchases of securities held-to-maturity ....................     (5,516)       --
    Proceeds from maturities of securities available-for-sale ...     12,677       8,554
    Proceeds from sales of securities available-for-sale ........       --         6,993
    Purchases of securities available-for-sale ..................    (13,644)     (5,720)
    Net (increase) decrease in loans ............................    (56,007)    (12,077)
    Purchases of premises and equipment .........................     (2,030)       (852)
    Proceeds from sale of other real estate owned ...............        515       1,180
                                                                    --------    --------
      Net cash provided (used) by investing activities ..........     40,278       9,269
                                                                    --------    --------

(continued)
                                TRICO BANCSHARES
                        CONDENSED CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                   (continued)

                                                                      For the nine months
                                                                       ended September 30,
                                                                        1996        1995


Financing activities:
    Net increase (decrease) in deposits .........................      9,426      (8,160)
    Net increase in federal funds purchased .....................      7,500       7,700
    Repayment of repurchase agreements ..........................       --       (20,629)
    Payments of principal on long-term debt agreements ..........     (2,008)     (2,033)
    Redemption of preferred stock ...............................       --        (4,000)
    Repurchase of common stock ..................................       (146)       --
    Cash dividends - Preferred ..................................       --          (245)
    Cash dividends - Common .....................................     (1,779)     (1,061)
    Exercise of common stock options ............................        356         513
                                                                    --------    --------
      Net cash provided (used) by financing activities ..........     13,349     (27,915)
                                                                    --------    --------

      Increase (decrease) in cash and cash equivalents ..........    (29,083)    (12,915)
      Cash and cash equivalents at beginning of year ............     65,273      39,709
                                                                    --------    --------
      Cash and cash equivalents at end of period ................   $ 36,190    $ 26,794
                                                                    ========    ========

Supplemental information:
    Cash paid for taxes .........................................   $  4,097    $  3,540
    Cash paid for interest expense ..............................   $ 14,618    $ 12,384

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

The interim results for the nine months ended September 30, 1996 and 1995, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 1995.

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

The adoption of SFAS 122 did not have a material impact on the Company's financial position or results of operations for the nine months ended September 30, 1996.

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

Overview

The Company earned $1,821,000 for the third quarter ended September 30, 1996 versus $1,844,000 for the same period in 1995. Fully diluted earnings per share for the third quarter periods were $0.39 and $0.38, respectively. Earnings for the nine months ended September 30, 1996 were $5,269,000 versus year ago results of $5,238,000. The fully diluted earnings per share were $1.13 and $1.06 for the respective nine month periods. Earnings per common share in 1996 have benefited from the redemption of all outstanding preferred stock in the third quarter of 1995, as the Company paid preferred stock dividends totaling $35,000 and $245,000 for the third quarter and nine month periods respectively in 1995.

For the quarter net interest income was up $599,000 or 8.4% as average loans outstanding were $64.6 million (20.6%) higher than in the third quarter of 1995. The effect on interest income from the higher loan balances was offset in part by a 60 basis point decline in the average yield on loans to 10.52% and a reduction of $22.6 million (11.0%) in the average balances of securities and Federal funds sold. Interest expense was higher with a 7.2% increase of $327,000 resulting from higher balances of interest-bearing liabilities offset in part by a 12 basis point decline in the average rate paid on these liabilities.

The Company provided $537,000 for loan losses in the third quarter of 1996 versus $160,000 in the same period last year. For these periods, net loans charged off were $200,000 and $111,000 respectively. Because of continuing loan growth in 1996 Management determined that additions to the allowance for loan losses were warranted. At this time Management anticipates the loan loss provision in the fourth quarter will exceed the $100,000 provided in the fourth quarter of 1995.

Noninterest income is comprised of "service charges and fees" and "other income". Service charge and fee income increased 21.5% to $1,296,000 in the third quarter versus year ago results. Both higher account volumes and higher fee rates contributed to the increase in this category. Other income was up from $375,000 in 1995 to $449,000 in 1996. Several non-recurring items accounted for this increase. Overall, noninterest income increased $303,000 or 21.0% for the quarter.

Noninterest expenses increased $565,000 to $5,817,000 in the third quarter 1996 versus 1995. Salary and benefit expenses were up $289,000 or 10.9% which reflects costs for additional employees at two new in-store branches, two loan production offices, fringe benefits and normal salary increases. Costs relating to customer deposit services, ATM networks, credit card servicing and telecommunications accounted for $207,000 of the increase as they were up 34.2%. These costs reflect higher volumes related to the products. Net increases in various other expenses made up the remaining difference.

Assets of the Company totaled $621,039,000 at September 30, 1996 which was up $17,485,000 from the 1995 ending balances. Changes in assets from year end balances included: an increase in loans of $61,184,000 to $379,950,000; a decrease in securities of $19,014,000 to $174,097,000; and a decrease in cash and near cash items of $29,083,000 to $36,190,000. Loan balances were up $66,066,000 or 18.8% at September 30, 1996 versus the same date in 1995. The increase in loans outstanding is reflective of a stronger economy and some additions to and reorganization of the loan production staff. The loan to deposit ratio at September 30, 1996 was 72.3% versus 66.2% a year ago.

For the third quarter of 1996 the Company had an annualized return on assets of 1.17% and a return on equity of 12.8% versus 1.21% and 13.94% in 1995. TriCo Bancshares ended the quarter with a leverage ratio of 9.3% (based on ending assets), a Tier 1 capital ratio of 12.9% and a total risk-based capital ratio of 14.2%.

The previously announced acquisition of Sutter Buttes Savings Bank closed at 5:00pm, October 16, 1996. At closing Sutter Buttes Savings Bank had total assets of $64.2 million, $60.8 million in loans, $56.0 million in deposits and common shareholders' equity of $3.4 million. The acquisition will be accounted for under the purchase method which will result in the recognition of approximately $850,000 of core deposit and other intangibles.

On October 16, 1996 the Company announced that it had reached a definitive agreement with Wells Fargo Bank to purchase nine of Wells' branches located in Northern California. The purchase includes deposit accounts and facilities and is scheduled to close in the first quarter of 1997 subject to regulatory approval.

The following tables provide a summary of the major elements of income and expense for the third quarter of 1996 compared with the third quarter of 1995 and for the first nine months of 1996 compared with the first nine months of 1995.

                                TRICO BANCSHARES
                              CONDENSED COMPARATIVE
                                INCOME STATEMENT
                (in thousands, except earnings per common share)



                                                                                    Three months
                                                                               ended September 30,    Percentage
                                                                                   1996       1995    Change
                                                                             (in thousands, except    increase
                                                                               earnings per share)    (decrease)
Interest income ............................................................   $ 12,584   $ 11,658        7.9%
Interest expense ...........................................................      4,856      4,529        7.2%
                                                                               --------   --------

Net interest income ........................................................      7,728      7,129        8.4%

Provision for loan losses ..................................................        537        160      235.6%
                                                                               --------   --------

Net interest income after ..................................................      7,191      6,969        3.2%
  provision for loan losses

Noninterest income .........................................................      1,745      1,442       21.0%
Noninterest expenses .......................................................      5,817      5,252       10.8%
                                                                               --------   --------

Net income before income taxes .............................................      3,119      3,159       -1.3%
Income taxes ...............................................................      1,276      1,286       -0.8%
Tax equivalent adjustment1 .................................................         22         29      -24.2%
                                                                               --------   --------

Net income .................................................................      1,821      1,844       -1.2%
                                                                               ========   ========

Preferred stock dividends ..................................................       --          (35)    -100.0%

Net income available to ....................................................      1,821      1,809        0.7%
  common shareholders'

Primary earnings per common share ..........................................       0.39       0.39        0.0%


1 Interest on tax-free  securities is reported on a tax equivalent basis of
1.72 and 1.75 for September 30, 1996 and 1995 respectively.

                                TRICO BANCSHARES
                              CONDENSED COMPARATIVE
                                INCOME STATEMENT
                (in thousands, except earnings per common share)



                                                                                   Nine months
                                                                               ended September 30,    Percentage
                                                                                   1996       1995    Change
                                                                             (in thousands, except    increase
                                                                               earnings per share)    (decrease)
Interest income ............................................................   $ 35,956   $ 34,326        4.7%
Interest expense ...........................................................     13,889     13,343        4.1%
                                                                               --------   --------

Net interest income ........................................................     22,067     20,983        5.2%

Provision for loan losses ..................................................        627        235      166.8%
                                                                               --------   --------

Net interest income after ..................................................     21,440     20,748        3.3%
  provision for loan losses

Noninterest income .........................................................      4,791      4,512        6.2%
Noninterest expenses .......................................................     17,146     16,279        5.3%
                                                                               --------   --------

Net income before income taxes .............................................      9,085      8,981        1.2%
Income taxes ...............................................................      3,749      3,649        2.7%
Tax equivalent adjustment1 .................................................         67         94      -28.6%
                                                                               --------   --------

Net income .................................................................      5,269      5,238        0.6%
                                                                               ========   ========

Preferred stock dividends ..................................................       --         (245)   -100.0%

Net income available to ....................................................      5,269      4,993        5.5%
  common shareholders'

Primary earnings per common share ..........................................       1.13       1.08        4.6%



1 Interest on tax-free securities is reported on a tax equivalent basis of 1.72 and 1.75 for September 30, 1996 and 1995 respectively.

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

In the quarter ended September 30, 1996, interest income increased $926,000 or 7.9% over the same period in 1995. Average loans outstanding were 20.6% or $64,591,000 higher in the third quarter of 1996 compared to the third quarter of 1995. Interest income due to this increase totaled $1,795,000. The loan growth was funded by growth in liabilities and capital and reductions in investment securities and Federal funds sold. The increase in interest income due to the growth in loans was offset in part by lower average balances in investment securities and Federal funds sold which resulted in a $322,000 reduction in interest income in the third quarter of 1996 as compared to the same period in 1995. Additionally, average rates received on loans decreased 60 basis points or 5.4%. The lower loan rates reduced interest income by $564,000 in the third quarter of 1996 as compared to the same period in 1995. Since the beginning of the third quarter of 1995, the Bank's base lending rate has decreased 75 basis points in parallel with rate reductions by the Federal Reserve.

Interest expense was higher by $327,000 or 7.2% in the third quarter of 1996 over the year earlier period. Most all of the increase was due to higher average balances of interest bearing liabilities as average rates paid on these liabilities decreased 12 basis points to 4.05%. Time deposit average balances were up $18,695,000 (11.1%) and accounted for $265,000 of additional interest expense. Federal Funds purchased average balances were up $10,291,000 (301%) and accounted for $148,000 of additional interest expense. In total the higher average balances resulted in a $563,000 increase in interest expense. The lower average rates paid on these liabilities offset $276,000 of the increase in the third quarter of 1996 as compared to the same period in 1995.

The combined effect of the increase in both interest income and interest expense for the third quarter of 1996 versus the same period in 1995 resulted in an increase of $599,000 (8.4%) in net interest income. Net interest margin improved 2 basis points to 5.51% for the third quarter of 1996.

For the nine month period ending September 30, 1996, interest income increased $1,630,000 or 4.8% over the same period in 1995. All of the increase resulted from higher average balances on loans and Federal funds sold. Interest income from the volume increase for these two items totaled $3,805,000. It was offset by an $1,122,000 decrease in interest income on investment securities for volume changes and $1,070,000 in decreases due to lower average rates on loans and

Federal funds sold. However, because of the increased volume of loans (which have higher rates than investment securities), the average rate received on all earning assets for the nine month period ended September 30, 1996 increased 3 basis points to 8.79% from that for the same period in 1995.

Interest expense for the nine month period increased $546,000 (4.1%) from that for the same period in 1995. The average balance of time deposits was up $16,328,000 or 10.1% which accounted for a $668,000 increase in interest expense. Since the average rate paid on those instruments was down 12 basis points to 5.34%, it resulted in an offsetting decrease of $157,000 in interest expense. A reduction in the average balance of savings accounts coupled with slightly lower rates resulted in a 4.8% decrease of $191,000 in interest expense for that item. Increases in both the average balance and interest rates paid on long term debt added $266,000 (31.6%) to total interest expense for the nine month period in 1996 versus the same period in 1995. Overall average rates paid on interest-bearing liabilities in the first nine months of 1996 decreased 2 basis points to 4.01% from the same period in 1995. The combined effect of the increase in both interest income and interest expense for the first nine months of 1996 versus 1995 resulted in an increase of $599,000 or 2.8% in net interest income. Net interest margin increased 4 basis points from 5.35% to 5.39%.


The following four tables provide summaries of the components of the interest income, interest expense and net interest margins on earning assets for the quarter and nine month periods ended September 30, 1996 versus the same periods in 1995.

                                TRICO BANCSHARES
                       ANALYSIS OF CHANGE IN NET INTEREST
                            MARGIN ON EARNING ASSETS
                                 (in thousands)


                                                                   Three Months Ended
                                               30-Sep-96                                       30-Sep-95

                               Average         Income/           Yield/      Average         Income/         Yield/
                               Balance1        Expense           Rate       Balance1         Expense         Rate

Assets
Earning assets
  Loans 2,3                     $  378,449      $   9,955        10.52%   $  313,858       $   8,724          11.12%
  Securities4                      182,899          2,629         5.75%      204,748           2,924           5.71%
  Federal funds sold                     -              -                        721              10           5.55%
                               ------------    -----------               ------------     -----------
    Total earning assets           561,348         12,584         8.97%      519,327          11,658           8.98%
                                               -----------                                -----------
Cash and due from bank              33,374                                    26,552
Premises and equipment              14,293                                    13,170
Other assets, net                   18,603                                    17,018
Less:  allowance
  for loan losses                   (5,338)                                   (5,633)
                               ------------                              ------------
      Total                     $  622,280                                $  570,434
                               ============                              ============

Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits               $   90,215            519         2.30%   $   80,546             501           2.49%
  Savings deposits                 158,640          1,229         3.10%      157,844           1,236           3.13%
  Time deposits                    187,129          2,448         5.23%      168,434           2,390           5.68%
Federal funds purchased             13,701            204         5.96%        3,410              49           5.75%
Short-term debt                      6,196             88         5.68%            -               -              -
Long-term debt                      24,310            368         6.06%       24,606             353           5.74%
                               ------------    -----------               ------------     -----------
   Total interest-bearing
      liabilities                  480,191          4,856         4.05%      434,840           4,529           4.17%
                                               -----------                                -----------
Noninterest-bearing deposits        78,999                                    76,457
Other liabilities                    7,166                                     9,630
Shareholders' equity                55,924                                    49,507
                               ------------                              ------------
    Total liabilities
      and shareholders' equity  $  622,280                                $  570,434
                               ============                              ============

Net interest rate spread5                                         4.92%                                        4.81%
                                                             ===========                                  ===========
Net interest income/net                         $   7,728                                  $   7,129
                                               ===========                                ===========
  interest margin6                                   5.51%                                      5.49%
                                               ===========                                ===========


1  Average  balances are computed  principally  on the basis of daily  balances.
   Average balance of securities is based on amortized cost.
2 Nonaccrual loans are included.
3 Interest income on loans includes fees on loans of  $502,000 in 1996 and $395,000 in 1995.
4 Interest income is stated on a tax equivalent basis of 1.72 and 1.75 at September 30, 1996 and 1995.
5 Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid
  on interest-bearing liabilities.
6 Net  interest  margin is  computed by dividing  net  interest  income by total average earning assets.

                                TRICO BANCSHARES
                       ANALYSIS OF CHANGE IN NET INTEREST
                            MARGIN ON EARNING ASSETS
                                 (in thousands)

                                                                    Nine Months Ended
                                                30-Sep-96                                       30-Sep-95

                                Average         Income/         Yield/       Average       Income/         Yield/
                                Balance1        Expense         Rate        Balance1       Expense         Rate

Assets
Earning assets
  Loans 2,3                        $ 348,943     $   27,548     10.53%     $ 305,118      $   25,005       10.93%
  Securities4                        188,123          8,076      5.72%       214,313           9,181        5.71%
  Federal funds sold                   8,383            332      5.28%         3,327             140        5.61%
                                -------------   ------------             ------------   -------------
    Total earning assets             545,449         35,956      8.79%       522,758          34,326        8.76%
                                                ------------                            -------------
Cash and due from bank                30,716                                  28,513
Premises and equipment                13,917                                  13,247
Other assets, net                     18,316                                  15,968
Less:  allowance
  for loan losses                     (5,438)                                 (5,634)
                                -------------                            ------------
      Total                        $ 602,960                               $ 574,852
                                =============                            ============

Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits                 $   86,313          1,472      2.27%    $   80,547           1,485        2.46%
  Savings deposits                   161,712          3,721      3.07%       168,708           3,912        3.09%
  Time deposits                      177,373          7,102      5.34%       161,045           6,591        5.46%
Federal funds purchased                8,397            348      5.53%         2,349             106        6.02%
Short-term debt                        3,285            137      5.56%         8,827             406        6.13%
Long-term debt                        24,871          1,109      5.95%        19,890             843        5.65%
                                -------------   ------------             ------------   -------------
   Total interest-bearing
      liabilities                    461,951         13,889      4.01%       441,366          13,343        4.03%
                                                ------------                            -------------
Noninterest-bearing deposits          77,905                                  75,030
Other liabilities                      8,202                                   8,311
Shareholders' equity                  54,902                                  50,145
                                -------------                            ------------
    Total liabilities
      and shareholders' equity     $ 602,960                               $ 574,852
                                =============                            ============

Net interest rate spread5                                        4.78%                                      4.72%
                                                            ===========                                ===========
Net interest income/net                          $   22,067                               $   20,983
                                                ============                            =============
  interest margin6                                     5.39%                                    5.35%
                                                ============                            =============


1  Average  balances are computed  principally  on the basis of daily  balances.
   Average balance of securities is based on amortized cost.
2 Nonaccrual loans are included.
3 Interest income on loans includes fees on loans of  $1,407,000 in 1996 and $1,205,000 in 1995.
4 Interest income is stated on a tax equivalent basis of 1.72 and 1.75 at September 30, 1996 and 1995.
5 Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid
 on interest-bearing liabilities.
6 Net  interest  margin is  computed by dividing  net  interest  income by total average earning assets.

                                TRICO BANCSHARES
                       ANALYSIS OF VOLUME AND RATE CHANGES
                       ON NET INTEREST INCOME AND EXPENSE
                                 (in thousands)



                                                      For the three months ended September 30,
                                                                   1996 over 1995

                                                                                                                      Yield/
                                                      Volume                          Rate4                            Total
                                          ------------------            -------------------            ---------------------

Increase (decrease) in interest income:
    Loans 1,2                               $         1,795                $           (564)              $            1,231
    Investment securities3                             (312)                             17                             (295)
    Federal funds sold                                  (10)                              -                              (10)
                                          ------------------            -------------------            ---------------------
      Total                                           1,473                            (547)                             926
                                          ------------------            -------------------            ---------------------

Increase (decrease) in interest expense:
    Demand deposits
      (interest-bearing)                                60                              (42)                              18
    Savings deposits                                     6                              (13)                              (7)
    Time deposits                                      265                             (207)                              58
    Federal funds purchased                            148                                7                              155
    Short-term debt                                     88                                -                               88
    Long-term debt                                      (4)                              19                               15
                                         ------------------              -------------------            ---------------------
      Total                                            563                             (236)                             327
                                         ------------------              -------------------            ---------------------

Increase (decrease) in
  net interest income                     $            910                 $           (311)             $               599
                                         ==================              ===================            =====================


1 Nonaccrual loans are included.
2 Interest income on loans includes fees on loans of $502,000 in 1996 and $395,000 in 1995. 3 Interest income is stated on a tax equivalent basis of 1.72 and 1.75 at September 30, 1996 and 1995.
4 The rate/volume variance has been included in the rate variance.

                                TRICO BANCSHARES
                       ANALYSIS OF VOLUME AND RATE CHANGES
                       ON NET INTEREST INCOME AND EXPENSE
                                 (in thousands)



                                                          For the nine months ended September 30,
                                                                       1996 over 1995

                                                                                                            Yield/
                                                     Volume                      Rate4                       Total
                                          ------------------          -----------------          ------------------

Increase (decrease) in interest income:
    Loans 1,2                                $        3,592              $      (1,049)             $        2,543
    Investment securities3                           (1,122)                          17                    (1,105)
    Federal funds sold                                  213                         (21)                       192
                                          ------------------          -----------------          ------------------
      Total                                           2,683                     (1,053)                      1,630
                                          ------------------          -----------------          ------------------

Increase (decrease) in interest expense:
    Demand deposits
      (interest-bearing)                                106                       (119)                        (13)
    Savings deposits                                   (162)                        (29)                      (191)
    Time deposits                                       668                       (157)                        511
    Federal funds purchased                             273                         (31)                       242
    Short-term debt                                    (255)                        (14)                      (269)
    Long-term debt                                      211                           55                       266
                                          ------------------          -----------------          ------------------
      Total                                             841                       (295)                        546
                                          ------------------          -----------------          ------------------

Increase (decrease) in
  net interest income                        $        1,842             $         (758)             $        1,084
                                          ==================          =================          ==================


1 Nonaccrual loans are included.
2 Interest income on loans includes fee income on loans of $1,407,000 in 1996 and $1,205,000 in 1995. 3 Interest income is stated on a tax equivalent basis of
1.72 and 1.75 at September 30, 1996 and 1995.
4 The rate/volume variance has been included in the rate variance.

Provision for Loan Losses

In the first nine months of 1996, the Bank provided $627,000 for loan losses versus $235,000 in 1995. The provision mostly offset the $636,000 in net loans charged off during the first nine months of 1996. The Bank experienced a higher level of credit card charge offs than had been the case in prior years. The allowance for loan losses at September 30, 1996 was 1.47% of outstanding loans versus 1.77% at September 30, 1995. Management's ongoing analysis of the loan portfolio determined that the remaining balance of $5,571,000 in the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio.

Noninterest Income

Total noninterest income for the third quarter of 1996 increased $303,000 or 21.0% from the same period in 1995. Selective rate increases in service charges which took effect July 1, 1996 as well as increased volumes in some fee categories added approximately $228,000 to noninterest income. Other income was up from $375,000 to $449,000 in 1996. Several non recurring items accounted for this increase. No other individual items had significant changes.

Results for the nine months were mixed. Overall, noninterest income increased $279,000 or 6.2% in 1996 versus 1995. Service charges and fee income were up $488,000 or 15.7%. This increase resulted from the same factors as detailed above. In the other income category commissions on sales of annuities and mutual funds increased by $305,000 (24.3%) during the first nine months of 1995. However, overall other income decreased by $219,000 (15.4%) for the first nine months of 1996 as compared the same period in 1995. Fewer favorable non recurring items accounted for the decrease.

Noninterest Expense

Noninterest expense is comprised of operating expenses of the Company and the Bank, plus the total noninterest (income) expenses of the Bank's real estate development subsidiary. These expenses increased $565,000 or 10.8% in the third quarter of 1996 versus the same period last year.

For the quarter, salaries and benefits were up $289,000 or 10.9% from the prior year. This increase reflects costs for additional employees at two new in-store branches, two loan production offices, fringe benefits and normal salary increases.

Other expenses increased $276,000 or 10.6% in the third quarter . Costs relating to customer deposit services, ATM networks, credit card servicing and telecommunications accounted for $207,000 of the increase as they were up 34.2%. These costs reflect higher volumes related to the products. Net increases in various other expense categories made up the remaining difference.

For the nine month period noninterest expenses increased $867,000 or 5.3% in 1996 over 1995. Expense increases for the nine month period are fairly reflective of those for the quarter as detailed in the previous paragraph especially as related to salaries and benefits.

Management continually reviews these expenses and expense controls. Management expects noninterest expenses to increase from current levels in the fourth quarter of 1996 and the first quarter of 1997 as the Bank prepares to support the additional nine branches to be purchased from Wells Fargo Bank.

Provision for Income Taxes

The effective tax rate for the nine months ended September 30, 1996 is 41.6%. This rate approximates the combined California and Federal statutory rates. The actual rate equals the statutory rate as the Bank does not have significant holdings of tax exempt securities. The Bank does not anticipate increasing its holdings of tax-free securities in the near term.

Loans

In the third quarter of 1996, loan balances increased $7,032,000 or 1.9% from the ending balances at June 30, 1996. The third quarter growth slowed as agricultural borrowers typically lock up their credit needs in the first and second quarters. The third quarter growth was about evenly split between real estate construction and consumer loans. The balances of $379,950,000 at September 30, 1996 exceeded year end balances by $61,184,000 and 1995 third quarter ending balances by $60,066,000. The year over year gain is reflective of an improved economy and the Bank's success in marketing its loan products. Management has made a concerted effort to develop a more highly refined sales culture among its loan officers while maintaining its credit underwriting standards. Because of the inherent seasonality in the Bank's loan portfolio where agricultural production loans paydown in the fourth quarter, Management believes loan growth will be modest to flat through the fourth quarter.

Securities

At  September  30,  1996,  securities  held-to-maturity  had  a  cost  basis  of
$105,945,000 and a fair value of $103,339,000. This portfolio contained mortgage-backed securities totaling $83,367,000 of which $34,665,000 were CMO's. The securities available-for-sale portfolio had a fair market value of $68,148,000 and an amortized cost basis of $70,293,000. This portfolio contained mortgage-backed securities with fair market values totaling $29,056,000 of which $20,896,000 were CMO's. At December 31, 1996 the cost basis of the two portfolios was $196,914,000. The Bank has continued to re-deploy funds from matured securities into the loan portfolio.

Nonperforming Loans

As shown in the following table, total nonperforming assets have increased $3,230,000 to $6,294,000 in the first nine months of 1996. Approximately $2.0 million of the increase in nonperforming loans are loans secured by commercial real estate and are related to one borrower. Non performing assets represent 1.01% of total assets. All nonaccrual loans are considered to be impaired when determining any valuation allowance under SFAS 114.

                                                         1996                           1995
                                                         ----                           ----

Nonaccrual loans                                    $           4,692              $           2,213
Accruing loans past due 90 days or more                            20                            220
Restructured loans (in compliance with
  modified terms)                                                   -                              -
                                                   ------------------             ------------------

     Total nonperforming loans                                  4,712                          2,433

Other real estate owned                                         1,582                            631
                                                   ------------------             ------------------

     Total nonperforming assets                     $           6,294              $           3,064
                                                   ==================             ==================

Nonincome producing investments in real
  estate held by Bank's real estate
    development subsidiary                          $           1,173              $           1,173
                                                   ==================             ==================

Nonperforming loans to total loans                               1.24%                          0.76%
Allowance for loan losses to
  nonperforming loans                                             118%                           229%
Nonperforming assets to total assets                             1.01%                          0.51%
Allowance for loan losses to
  nonperforming assets                                             89%                           182%


Allowance for Loan Losses

The Bank maintains its allowance for loan losses at a level considered by Management to be adequate to cover the risk of loss in the loan portfolio at a particular point in time. This determination includes an evaluation and analysis of historical experience, current loan mix and volume, and projected economic conditions.

The following table presents information concerning the allowance and provision for loan losses.



                                              September 30,                  September 30,
                                                   1996                          1995
                                                             (in thousands)
Balance, Beginning of period                 $           5,580             $           5,608

Provision charged to operations                            627                           235

Loans charged off                                         (919)                         (361)

Recoveries of loans previously
  charged off                                              283                           176

Balance, end of period                       $           5,571             $           5,658
                                            ===================            ==================

Ending loan portfolio                          $       379,950               $       319,884
                                            ===================            ==================

Allowance for loans as a
  percentage of ending loan portfolio                     1.47%                         1.77%
                                            ===================            ==================


Equity

The following table indicates the amounts of regulatory capital of the Company.


                          Tier I              Total Risk-             Leverage
                                                 Based
                     -----------------------------------------------------------
                                         (dollars in thousands)

September 30, 1995
Company's %                      12.9%               14.2%                 9.3%
Regulatory minimum %              4.0%                8.0%                 4.0%
Company's capital $   $        57,719      $       63,290       $       57,719
Regulatory minimum $           17,865              35,729               24,842
                     -----------------   -----------------    -----------------
Computed excess       $        39,854      $       27,561       $       32,877
                     =================   =================    =================

                                                      PART II

Other Information

Item 5.     Exhibits Index                                                  Page

               a.   Exhibits

                     Computations of Earnings Per Share                     25

               b.   Reports on Form 8-K:

                   A Form 8-K, for Item 2 was filed on October 16, 1996 which reported the acquisition of Sutter Buttes Savings Bank. Financial statements for this transaction have not yet been filed.

                                                     SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          TRICO BANCSHARES



Date       November 11, 1996                             /s/ Robert H. Steveson
                                                         Robert H. Steveson
                                                         President and
                                                         Chief Executive Officer


Date       November 11, 1996                             /s/ Robert M. Stanberry
                                                         Robert M. Stanberry
                                                         Vice President and
                                                         Chief Financial Officer