Form 10-K
period 1996-12-31
TRICO BANCSHARES /
filed 1997-03-28
CIK 356171

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year                               Commission File Number 0-10661
ended December 31, 1996

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 25, 1997, was approximately $92,538,574. This computation excludes a total of 1,382,097 shares which are beneficially owned by the officers and directors of Registrant who may be deemed to be the affiliates of Registrant under applicable rules of the Securities and Exchange Commission.

The number of shares outstanding of Registrant's classes of common stock, as of March 25, 1997, was 4,641,623 shares of Common Stock, without par value.

The following documents are incorporated herein by reference into the parts of Form 10-K indicated: Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996, for Item 7 and Registrant's Proxy Statement for use in connection with its 1997 Annual Meeting of Shareholders for Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.

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

         The Bank engages in the general commercial banking business in the California counties of Butte, Del Norte, Glenn, Lake, Lassen, Madera, Mendocino, Merced, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, and Yuba counties. The Bank currently has 24 traditional and seven in-store branch offices. It opened its first banking office in Chico, California in 1975, followed by branch offices in Willows, Durham and Orland, California. The Bank opened its fifth banking office at an additional location in Chico in 1980. On March 27, 1981, the Bank acquired the assets of Shasta County Bank and thereby acquired six additional offices. These offices are located in the communities of Bieber, Burney, Cottonwood, Fall River Mills, Palo Cedro and Redding, California. On November 7, 1987, the Bank purchased the deposits and premises of the Yreka Branch of Wells Fargo Bank, thereby acquiring an additional branch office. On August 1, 1988, the Bank opened a new office in Chico at East 20th Street and Forest Avenue. The Bank opened a branch office in Yuba City on September 10, 1990. The Bank opened four supermarket branches in 1994. These supermarket branches were opened on March 7, March 28, June 6 and June 13, 1994 in Red Bluff, Yuba City, and two in Redding respectively. The Bank added one conventional branch in Redding through its acquisition of Country National Bank on July 21, 1994. On November 7, 1995, the Bank opened a supermarket branch in Chico. In March 1996 the Bank opened its sixth supermarket branch in Grass Valley. The acquisition of Sutter Buttes Savings Bank in October 1996 added a branch in Marysville. In 1996 the Bank entered into an agreement with Wells Fargo Bank, N.A. to purchase nine branches. This acquisition was completed on February 21, 1997. The acquired branches are located in Crescent City, Weed, Mt. Shasta, Susanville, Covelo, Middletown, Patterson, Gustine and Chowchilla. This acquisition expanded the Bank's market area from the Sacramento Valley and intermountain areas to include parts of the northern coastal region and the northern San Joaquin Valley.

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

         The Bank's operating policy since its inception has emphasized retail banking. Most of the Bank's customers are retail customers and small to medium-sized businesses. The business of the Bank emphasizes serving the needs of local businesses, farmers and ranchers, retired individuals and wage earners. The majority of the Bank's loans are direct loans made to individuals and businesses in the area. At December 31, 1996, the total of the Bank's consumer installment loans outstanding was $75,498,000 (17.2%), the total of commercial loans outstanding was $176,868,000 (40.3%), and the total of real estate loans including construction loans of $26,348,000 was $186,923,000 (42.5%). The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment, inventory, accounts receivable and notes receivable secured by property as collateral for loans.

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

         In order to attract loan and deposit business from individuals and small to medium-sized businesses, branches of the Bank set lobby hours to accommodate local demands. In general, lobby hours are from 9:00 a.m. to 5:00 p.m. Monday through Thursday, and from 9:00 a.m. to 6:00 p.m. on Friday. Certain branches with less activity open later and close earlier. Some Bank offices also utilize drive-up facilities operating from 9:00 a.m. to 7:00 p.m. The supermarket branches are open from 9:00 a.m. to 7:00 p.m. Monday through Saturday and 11:00 a.m. to 5:00 p.m. on Sunday.

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

         Other activities. The Bank presently offers the banking services referred to above and pursuant to California legislation, TCB Real Estate Corporation, a wholly-owned subsidiary of the Bank, engages in limited real estate investment. Such investment consists of holding certain real property for the purpose of development or as income earning assets. The amount of the Bank's assets committed to such investment does not exceed the total of the Bank's capital and surplus. In 1996 the FDIC directed the Bank to divest the properties held by TCB Real Estate Corp. and to terminate its operations. The Bank and FDIC have agreed to a plan that will accomplish the divestiture by June 30, 1999.

         The Bank may in the future engage in other businesses either directly or indirectly through subsidiaries acquired or formed by the Bank subject to regulatory constraints. See "Regulation, Supervision and Permitted Activities of the Company."

         Employees. At December 31, 1996, the Company and the Bank employed 339 persons, including four executive officers. No employees of the Company or the Bank are presently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are excellent.

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

         In addition to competing with savings institutions, commercial banks compete with other financial markets for funds. Yields on corporate and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for available funds with money market instruments and mutual funds. During past periods of high interest rates, money market funds have provided substantial competition to banks for deposits and they may continue to do so in the future. In today's stock market environment mutual funds have become a major source of competition for savings dollars.

         The Bank relies substantially on local promotional activity, personal contacts by its officers, directors, employees and shareholders, extended hours, personalized service and its reputation in the communities it services to compete effectively.

Regulation and Supervision

         As a registered bank holding company under the Bank Holding Company Act of 1956 (the "BHC Act"), the Company is subject to the regulations and supervision of the Board of Governors of the Federal Reserve System ("FRB"). The BHC Act requires the Company to file reports with the FRB and provide additional information requested by the FRB. The Company must receive the approval of the FRB before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5 percent of the voting shares of such bank.

         The Company and any subsidiaries it may acquire or organize will be deemed to be affiliates of the Bank within the Federal Reserve Act. That Act establishes certain restrictions which limit the extent to which the Bank can supply its funds to the Company and other affiliates. The Company is also subject to restrictions on the underwriting and the public sale and distribution of securities. It is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property, or furnishing of services.

         The Company is prohibited from engaging in, or acquiring direct or indirect control of any company engaged in non-banking activities, unless the FRB by order or regulation has found such activities to be closely related to banking or managing or controlling banks as to be a proper incident thereto.

         Under California law, dividends and other distributions by the Company are subject to declaration by the Board of Directors at its discretion out of net assets. Dividends cannot be declared and paid when such payment would make the Company insolvent.

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

         In addition, the FRB has authority to prohibit banks that it regulates from engaging in practices which in the opinion of the FRB are unsafe or unsound. Such practices may include the payment of dividends under some circumstances. Moreover, the payment of dividends may be inconsistent with capital adequacy guidelines. The Company may be subject to assessment to restore the capital of the Bank should it become impaired.

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

         The Company is subject to the minimum capital requirements of the FRB. As a result of these requirements, the growth in assets of the Company is limited by the amount of its capital accounts as defined by the FRB. Capital requirements may have an affect on profitability and the payment of distributions by the Company. If the Company is unable to increase its assets without violating the minimum capital requirements, or is forced to reduce assets, its ability to generate earnings would be reduced. Furthermore, earnings may need to be retained rather than paid as distributions to shareholders.

         The  FRB  has  adopted   guidelines   utilizing  a  risk-based  capital
structure.  These  guidelines  apply on a  consolidated  basis  to bank  holding companies with consolidated assets of $150 million or more. For bank holding companies with less than $150 million in consolidated assets, the guidelines apply on a bank-only basis unless the holding company is engaged in non-bank activity involving significant leverage or has a significant amount of outstanding debt that is held by the general public. The Company currently has consolidated assets of more than $150 million; accordingly, the risk-based capital guidelines apply to the Company.

         Qualifying capital is divided into two tiers. Tier 1 capital consists generally of common stockholder's equity, qualifying noncumulative perpetual preferred stock, qualifying cumulative perpetual preferred stock (up to 25 percent of total Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries less goodwill and certain other intangible assets. Tier 2 capital consists of, among other things, allowance for loan and lease losses up to 1.25 percent of weighted risk assets, perpetual preferred stock, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, subordinated debt and intermediate-term preferred stock. Tier 2 capital qualifies as part of total capital up to a maximum of 100 percent of Tier 1 capital. Amounts in excess of these limits may be issued but are not included in the calculation of risk-based capital ratios. As of December 31, 1996 the Company must have a minimum ratio of qualifying total capital to weighted risk assets of 8 percent, of which at least 4 percent must be in the form of Tier 1 capital.

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

Risk-Based Capital Requirements.

         The Bank is subject to the minimum capital requirements of the FDIC. As a result of these requirements, the growth in assets of the Bank is limited by the amount of its capital accounts as defined by the FRB. Capital requirements may have an effect on profitability and the payment of dividends on the common stock of the Bank. If the Bank is unable to increase its assets without violating the minimum capital requirements or is forced to reduce assets, its ability to generate earnings would be reduced. Further, earnings may need to be retained rather than paid as dividends to the Company.

         Federal banking law requires the federal banking regulators to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. In response to this requirement, the FDIC adopted final rules based upon the five capital tiers defined by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA); well capitalized, adequately capitalized, under capitalized, significantly under capitalized and critically under capitalized. For example, the FDIC's rules provide that an institution is "well-capitalized" if its risk-based capital ratio is 10 percent or greater; its Tier 1 risk-based capital ratio is 6 percent or greater; its leverage ratio is 5 percent or greater; and the institution is not subject to a capital directive or an enforceable written agreement or order. A bank is "adequately capitalized" if its risk-based capital ratio is 8 percent or greater; its Tier 1 risk-based capital ratio is 4 percent or greater; and its leverage ratio is 4 percent or greater (3 percent or greater for "one" rated institutions). An institution is "significantly undercapitalized" if its risk-based capital ratio is less than 6 percent; its Tier 1 risk-based capital ratio is less than 3 percent; or its tangible equity (Tier 1 capital) to total assets is equal to or less than 2 percent. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it engages in unsafe or unsound banking practices.

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

Recent Legislation

         As a consequence of the extensive regulation of commercial banking activities in the United States, the business of the Company and its subsidiaries are particularly susceptible to being affected by enactment of federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions.

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

Governmental Monetary Policies and Economic Conditions

         The principal sources of funds essential to the business of banks and bank holding companies are deposits, stockholder's equity and borrowed funds. The availability of these various sources of funds and other potential sources, such as preferred stock or commercial paper, and the extent to which they are utilized, depends on many factors, the most important of which are the FRB's monetary policies and the relative costs of different types of funds. An important function of the FRB is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressure. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objections are open market operations in United States Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of the recent changes in regulations affecting commercial banks and other actions and proposed actions by the federal government and its monetary and fiscal authorities, including proposed changes in the structure of banking in the United States, no prediction can be made as to future changes in interest rates, credit availability, deposit levels, the overall performance of banks generally or the Company and its subsidiaries in particular.

General

         The Company conducts all of its business operations within a single geographic area and within a single industry segment.


2.  PROPERTIES

         As the Company has not yet acquired any  properties  independent of the
Bank,  its  only  subsidiary,   the  properties  of  the  Bank  and  the  Bank's
subsidiaries comprise all of the properties of the Company.

Bank Properties

         The Bank owns and leases properties which house administrative and data processing functions and 31 banking offices. Major owned and leased facilities are listed below.

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

Information Administration                        Fall River Mills Branch
110 Independence Circle                           43308 Highway 299 East
Chico, CA 95926                                   Fall River Mills, CA 96028
7,480 square feet                                 2,200 square feet
Owned                                             Owned

Orland Branch                                     Durham Branch
100 E. Walker Street                              9411 Midway
Orland, CA 95963                                  Durham, CA 95938
3,000 square feet                                 2,150 square feet
Owned                                             Owned

Redding Branch                                    Willows Branch
1810 Market Street                                210 North Tehama Street
Redding, CA  96001                                Willows, CA 95988
14,000 square feet                                4,800 square feet
Owned                                             Owned

Palo Cedro Branch                                 Yuba City Branch
9125 Deschutes Road                               1441 Colusa Avenue
Palo Cedro, CA  96073                             Yuba City, CA  9599
34,000 square feet                                6,900 square feet
Owned                                             Owned

Chowchilla Branch                                 Covelo Branch
305 Trinity Street                                76405 Covelo Road
Chowchilla, CA 93610                              Covelo, Ca 95428
6,000 square feet                                 3,000 square feet
Leased - term expires 2009                        Leased - term expires 1997

Crescent City Branch                              Gustine Branch
936 Third Street                                  319 Fifth Street
Crescent City, CA 95531                           Gustine, CA 95322
4,700 square feet                                 5,100 square feet
Owned                                             Owned

Marysville Branch                                 Middletown Branch
729 E Street                                      21097 Calistoga Street
Marysville, CA 95901                              Middletown, CA 95461
1,600 square feet                                 2,600 square feet
Leased - term expires 2001                        Leased - term expires 2002

Mt. Shasta Branch                                 Patterson Branch
204 Chestnut Street                               17 Plaza
Mt. Shasta, CA 96067                              Patterson, CA 95363
6,500 square feet                                 4,000 square feet
Leased - term expires 2007                        Owned

Susanville Branch                                 Weed Branch
1605 Main Street                                  303 Main Street
Susanville, CA 96130                              Weed, CA 96094
7,200 square feet                                 6,200 square feet
Leased - term expires 2002                        Owned

TriCo Offices                                     Yreka Branch
15 Independence Circle                            165 South Broadway
Chico, CA  95926                                  Yreka, CA  96097
7,000 square feet                                 6,000 square feet
Leased - term expires 2011                        Owned

Administration Offices                            Data Processing Center
40 Philadelphia Drive                             1103 Fortress
Chico, CA 95926                                   Chico, CA  95926
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


                                   Prices of the             Approximate
                                 Company's Common              Trading
                                       Stock                   Volume
Quarter Ended:(1),(2)          High              Low         (in shares)

March 31, 1995              $ 12.80           $ 10.80          118,010
June 30, 1995                 13.20             12.20          213,026
September 30, 1995            16.60             12.00          535,140
December 31, 1995             16.40             14.50          236,821
March 31, 1996                18.50             15.75          579,810
June 30, 1996                 18.75             16.88          266,608
September 30, 1996            22.25             17.00          478,820
December 31, 1996             22.50             19.50          365,032


(1) Quarterly trading activity has been compiled from NASDAQ trading reports.
(2) Adjusted to reflect the 5-for-4 stock split effected on September 22, 1995.

Holders
     As of December 31, 1996, there were approximately 1,832 holders of record of the Company's Common Stock.

Dividends
     The Company has paid quarterly dividends since March 1990. For the first two quarters of 1996, the Company paid dividends of $0.13 per share. A quarterly dividend of $0.16 per share was paid in the third and fourth quarters. In 1995 the Company paid quarterly dividends at $.08 per share for the first three quarters (adjusted for the 5-for-4 split) and $.13 per share in the fourth quarter. The holders of Common Stock of the Company are entitled to receive cash dividends when and as declared by the Board of Directors, out of funds legally available therefor, subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution.
     The Company, as sole shareholder of the Bank, is entitled to dividends when and as declared by the Bank's Board of Directors, out of funds legally available therefore, subject to the powers of the Federal Deposit Insurance Corporation (the "FDIC") and the restrictions set forth in the California Financial Code (the "Financial Code"). The Financial Code provides that a bank may not make any distributions in excess of the lessor of: (i) the bank's retained earnings, or
(ii) the bank's net income for the last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank may, with the prior approval of the California Superintendent of Banks (the "Superintendent"), make a distribution to its shareholders of up to the greater of (A) the bank's retained earnings, (B) the bank's net income for its last fiscal year, or (C) the bank's net income for its current fiscal year. If the Superintendent determines that the shareholders' equity of a bank is inadequate or that a distribution by the bank to its shareholders would be unsafe or unsound, the Superintendent may order a bank to refrain from making a proposed distribution. The FDIC may also order a bank to refrain from making a proposed distribution when, in its opinion, the payment of such would be an unsafe or unsound practice. The Bank paid dividends totaling $4,800,000 to the Company in 1996. As of December 31, 1996 and subject to the limitations and restrictions under applicable law, the Bank had funds available for dividends in the amount of $12,767,000.
     The Federal Reserve Act limits the loans and advances that the Bank may make to its affiliates. For purposes of such Act, the Company is an affiliate of the Bank. The Bank may not make any loans, extensions of credit or advances to the Company if the aggregate amount of such loans, extensions of credit, advances and any repurchase agreements and investments exceeds 10% of the capital stock and surplus of the Bank. Any such permitted loan or advance by the Bank must be secured by collateral of a type and value set forth in the Federal Reserve Act.



6.  FIVE YEAR SELECTED FINANCIAL DATA
     (in thousands, except share data)

                                                1996             1995              1994             1993(4)         1992(4)
Statement of Operations Data:(1)
Interest income                              $49,148          $46,011           $43,240          $40,947         $40,272
Interest expense                              19,179           17,988            15,680           13,996          15,600

Net interest income                           29,969           28,023            27,560           26,951          24,672
Provision for loan losses                        777              335               316            1,858           2,101

Net interest income after
  provision for loan losses                   29,192           27,688            27,244           25,093          22,571
Noninterest income                             6,636            5,933             5,025            6,726           5,572
Noninterest expense                           23,485           21,661            22,058           20,225          18,031

Income before income taxes                    12,343           11,960            10,211           11,594          10,112
Provision for income taxes                     5,037            4,915             4,350            4,779           4,112

Net income                                    $7,306           $7,045            $5,861           $6,815          $6,000

Share Data:(2)
Primary earnings per share                    $ 1.56            $1.46             $1.18            $1.42           $1.46
Cash dividend paid per share                    0.59             0.37              0.32             0.31            0.28
Common shareholders' equity
  at year end                                  13.10            11.92             10.10            10.05            8.46

Balance Sheet Data at year end5:
Total loans, gross                          $439,218         $318,766          $307,103         $305,902        $317,518
Total assets                                 694,859          603,554           593,834          575,897         492,404
Total deposits                               595,621          516,193           491,172          515,999         451,346
Total shareholders' equity                    60,777           53,213            48,231           47,068          36,545

Selected Financial Ratios:
Return on average assets                        1.18 %           1.22 %             .99 %           1.25 %          1.25 %
Return on average common
  shareholders' equity                         13.03 %          13.95 %           12.42 %             15.81%       19.48 %
Leverage ratio                                  8.99 %           8.92 %            8.75 %           8.18 %          7.39 %
Total risk-based capital ratio                 13.58 %          15.17 %           14.65 %          14.02 %         11.94 %
Net interest margin(3)                          5.37 %           5.36 %            5.18 %           5.49 %          5.76 %
Allowance for loan losses to total
  loans outstanding at end of year              1.39 %           1.75 %            1.83 %           1.95 %          1.51 %

1  Tax-exempt securities are presented on an actual yield basis.
2  Retroactively adjusted to reflect 5-for-4 stock split effected in 1995, and the 12% and 15% stock dividends declared in 1993 and 1992, respectively.
3  Calculated on a tax equivalent basis.
4  Restated on a historical basis to reflect the July 21, 1994 acquisition of Country National Bank on a pooling-of-interests basis.
5  The 1996 data reflects changes due to the purchase of Sutter Buttes Savings Bank.  See Note R of Registrant's
         1996 Annual Report to Shareholders.


7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Registrant's 1996 Annual Report to Shareholders, (pages 29 through 46 of Exhibit 13.1 as electronically filed) is incorporated herein by reference.


8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements and independent auditor's report, included in Registrant's 1996 Annual Report to Shareholders, are incorporated herein by reference:


                                                    Pages of Exhibit 13.1
                                                   as Electronically Filed

Report of Independent Public Accountants                      28

Consolidated Balance Sheets as of
December 31, 1996 and 1995                                     1

Consolidated Statements of Income
for the three years ended December 31,
1996, 1995 and 1994                                            2

Consolidated Statements of Changes in
Shareholders' Equity for the three
years ended December 31, 1996,
1995 and 1994                                                  3

Consolidated Statements of Cash Flows
for the years ended December 31, 1996,
1995 and 1994                                                  4

Notes to Consolidated Financial
Statements                                                     6


9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding Registrant's directors and executive officers will be set forth under the caption, "Proposal No. 1 - Election of Directors of the Company" in Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about May 20, 1997. Said information is incorporated herein by reference.

11.  EXECUTIVE COMPENSATION

         Information regarding compensation of Registrant's directors and executive officers will be set forth under the caption, "Proposal No. 1 - Election of Directors of the Company" in Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about May 20, 1997. Said information is incorporated herein by reference.

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners, directors and executive officers of Registrant will be set forth under the
caption,   "Information  concerning  the  Solicitation"  in  Registrant's  Proxy
Statement for use in connection with the Annual Meeting of Shareholders to be held on or about May 20, 1997. Said information is incorporated herein by reference.

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is set forth under the caption, "Proposal No. 1 - Election of Directors of the Company" in Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about May 20, 1997. Said information is incorporated herein by reference.

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

         10.13       The 1993  Non-Qualified  Stock Option Plan filed as Exhibit
                     4.1, the  Non-Qualified  Stock Option Plan filed as Exhibit
                     4.2 and the  Incentive  Stock  Option Plan filed as Exhibit
                     4.3 to Registrant's Form S-8 Registration No. 33-88704 dated January 19, 1995 and the 1995 Incentive Stock Option Plan filed as Exhibit 4.1 to Registrant's Form S-8, Registration No. 33-62063 dated August 23, 1995, are incorporated herein by reference.

         11.1        Computation of earnings per share.

         13.1        TriCo Bancshares 1996 Annual Report to Shareholders.*

         21.1 Tri Counties Bank, a California banking corporation, is the only subsidiary of Registrant.

         23.1        Consent of Arthur Andersen LLP



* Deemed filed only with respect to those portions thereof incorporated herein by reference.

         (b)         Reports on Form 8-K:

                     1. 8-K filed October 25, 1996 for the acquisition of Sutter Buttes Savings Bank. No financial statements were required to be filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 11,1997                                 TRICO BANCSHARES


                                            By: /s/  Robert H. Steveson
                                            Robert H. Steveson, President
                                            and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 11, 1997       /s/     Robert H. Steveson
                           -----------------------------------
                           Robert H. Steveson, President, Chief Executive
                           Officer and Director (Principal Executive Officer)

Date: March 11, 1997       /s/     Robert M. Stanberry
                           -----------------------------------
                           Robert M. Stanberry, Vice President and Chief
                           Financial Officer (Principal Financial and Accounting
                           Officer)

Date: March 11, 1997       /s/     Everett B. Beich
                           -----------------------------------
                           Everett B. Beich, Director and Vice Chairman of
                           the Board

Date: March 11, 1997       /s/     William J. Casey
                           -----------------------------------
                           William J. Casey, Director

Date: March 11, 1997       /s/     Craig S. Compton
                           -----------------------------------
                           Craig S. Compton, Director

Date: March 11, 1997       /s/     Richard C. Guiton
                           -----------------------------------
                           Richard C. Guiton, Director

Date: March 11, 1997
                           -----------------------------------
                           Douglas F. Hignell, Secretary and Director

Date: March 11, 1997       /s/     Brian D. Leidig
                           -----------------------------------
                           Brian D. Leidig, Director

Date: March 11, 1997       /s/     Wendell J. Lundberg
                           -----------------------------------
                           Wendell J. Lundberg, Director

Date: March 11, 1997       /s/     Donald E. Murphy
                           -----------------------------------
                           Donald E. Murphy, Director

Date: March 11, 1997       /s/     Rodney W. Peterson
                           -----------------------------------
                           Rodney W. Peterson, Director

Date: March 11, 1997       /s/     Alex A. Vereschagin
                           -----------------------------------
                           Alex A. Vereschagin, Jr., Director and
                           Chairman of the Board




                                                                  EXHIBIT 11.1
                                                       COMPUTATIONS OF EARNINGS PER SHARE

                                                             Years ended December 31

                                                  1996          1995          1994          1993          1992
                                                  ----          ----          ----          ----          ----
        Shares used in the
          computation of
          earnings per share(1)
            Weighted daily average
            of shares outstanding            4,513,157     4,430,092     4,389,802     4,094,009     3,534,855

            Shares used in the
            computation of primary
            earnings per shares
                                             4,689,751     4,656,893     4,641,383     4,338,255     3,556,836
                                             =========     =========     =========     =========     =========
            Shares used in the
            computation of fully diluted
            earnings per share               4,709,080     4,693,188     4,642,197     4,416,135     3,556,836
                                            ==========      =========    =========     =========     =========

        Net income used in the
          computation of earnings
            per common stock:
              Income before adjustment
              for interest expense on
              convertible capital               $7,306        $7,045        $5,861        $6,815        $6,000
              Adjustment for preferred
              stock dividend                         0          (245)         (420)         (630)         (797)

              Net income, as adjusted           $7,306        $6,800        $5,441        $6,185        $5,203
                                             =========     =========     =========     =========     =========

              Primary earnings per share        $ 1.46        $ 1.18        $ 1.42        $ 1.46        $ 1.56
                                             =========     =========     =========     =========    ==========

              Fully diluted earnings
                 per share                      $ 1.55        $ 1.45        $ 1.18        $ 1.40        $ 1.46
                                            ==========    ==========    ==========    ==========    ==========



       (1) Retroactively adjusted for stock dividends and stock splits.

                                                                  EXHIBIT 13.1

TRICO BANCSHARES CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

                                                                                                        December 31,
Assets                                                                                           1996                 1995

Cash and due from banks                                                                      $ 52,231             $ 39,673
Federal funds sold                                                                                 --               25,600
                                                                                             ------------------------------
    Cash and cash equivalents                                                                  52,231               65,273

Securities held-to-maturity (approximate fair value $103,488 and $116,576), respectively      104,713              116,865
Securities available-for-sale                                                                  65,316               76,246

Loans:
  Commercial                                                                                  176,868              152,173
  Consumer                                                                                     75,498               64,445
  Real estate mortgages                                                                       160,575               81,888
  Real estate construction                                                                     26,348               20,260
                                                                                             ------------------------------
                                                                                              439,289              318,766
    Less:  Allowance for loan losses                                                            6,097                5,580
                                                                                             ------------------------------
    Net loans                                                                                 433,192              313,186
Premises and equipment, net                                                                    14,717               13,189
Investment in real estate properties                                                            1,173                1,173
Other real estate owned                                                                         1,389                  631
Accrued interest receivable                                                                     4,572                4,609
Deferred income taxes                                                                           4,267                3,106
Other assets                                                                                   13,289                9,276
                                                                                             ------------------------------
    Total assets                                                                             $694,859             $603,554
                                                                                             ==============================
Liabilities and Shareholders' Equity

Deposits:
  Noninterest-bearing demand                                                                 $100,879             $ 90,308
  Interest-bearing demand                                                                      97,178               84,314
  Savings                                                                                     172,789              161,479
  Time certificates, $100,000 and over                                                         32,889               13,439
  Other time certificates                                                                     191,886              166,653
                                                                                             ------------------------------
    Total deposits                                                                            595,621              516,193
Federal funds purchased                                                                         4,900                   --
Accrued interest payable                                                                        3,047                3,162
Other liabilities                                                                               6,233                4,694
Long-term debt and other borrowings                                                            24,281               26,292
                                                                                             ------------------------------
    Total liabilities                                                                         634,082              550,341
Commitments and contingencies (Note H)

Shareholders' equity:
Common stock, no par value:  Authorized 20,000,000 shares;
    issued and outstanding 4,641,223 and 4,464,828 shares, respectively                        47,652               44,315
Retained earnings                                                                              14,076                9,548
Unrealized loss on securities available-for-sale, net                                            (951)               (650)
                                                                                             ------------------------------
    Total shareholders' equity                                                                 60,777               53,213
                                                                                             ------------------------------
    Total liabilities and shareholders' equity                                               $694,859             $603,554
                                                                                             ==============================
See Notes to Consolidated Financial Statements

                                  Exhibit 13.1

TRICO BANCSHARES CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share)


                                                                                         Years Ended December 31,
                                                                              1996                  1995               1994
Interest income:
  Interest and fees on loans                                              $ 38,227              $ 33,776           $ 30,641
  Interest on investment securities--taxable                                10,409                11,706             12,247
  Interest on investment securities--tax exempt                                120                   158                229
  Interest on federal funds sold                                               392                   371                123
                                                                          --------------------------------------------------
    Total interest income                                                   49,148                46,011             43,240

Interest expense:
  Interest on interest-bearing demand deposits                               2,226                 2,000              2,066
  Interest on savings                                                        5,032                 5,167              6,442
  Interest on time certificates of deposit                                   8,820                 8,736              5,333
  Interest on time certificates of deposit, $100,000 and over                1,123                   328                 61
  Interest on short-term borrowing                                             359                   526                719
  Interest on long-term debt                                                 1,619                 1,231              1,059
                                                                          --------------------------------------------------
    Total interest expense                                                  19,179                17,988             15,680
                                                                          --------------------------------------------------
    Net interest income                                                     29,969                28,023             27,560

Provision for loan losses                                                      777                   335                316
                                                                          --------------------------------------------------
    Net interest income after provision for loan losses                     29,192                27,688             27,244

Noninterest income:
  Service charges and fees                                                   4,924                 4,163              3,570
  Other income                                                               1,712                 1,770              1,455
                                                                          --------------------------------------------------
    Total noninterest income                                                 6,636                 5,933              5,025

Noninterest expenses:
  Salaries and related expenses                                             11,989                10,787             10,550
  Other, net                                                                11,496                10,874             11,508
                                                                          --------------------------------------------------
    Total noninterest expenses                                              23,485                21,661             22,058
                                                                          --------------------------------------------------
    Net income before income taxes                                          12,343                11,960             10,211

Income taxes                                                                 5,037                 4,915              4,350
                                                                          --------------------------------------------------
Net income                                                                 $ 7,306               $ 7,045            $ 5,861

Preferred stock dividends                                                       --                   245                420
                                                                          --------------------------------------------------
Net income available to common shareholders                                $ 7,306               $ 6,800            $ 5,441
                                                                          ==================================================
Primary earnings per common share                                         $   1.56              $   1.46           $   1.18

Fully diluted earnings per common share                                   $   1.55              $   1.45           $   1.18


See Notes to Consolidated Financial Statements








                                Exhibit 13.1 - 2

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 1996, 1995 and 1994
(in thousands, except share amounts)

                                    Series B
                                 Preferred Stock     Common Stock

                                 Number             Number                        Unrealized
                                   of                 of            Retained      Loss on
                                 Shares  Amount     Shares  Amount  Earnings      Securities, Net     Total
                                -----------------------------------------------------------------------------

Balance, December 31, 1993       8,000  $ 3,899  3,436,254 $42,818     $ 351          $--            $47,068

Exercise of Common Stock options    --       --     77,453     403        --           --                403

Series B Preferred Stock cash
  dividends                         --       --                         (420)          --               (420)

Common  Stock  cash dividends       --       --         --      --    (1,304)          --             (1,304)

Cumulative effect of change in
  accounting method for investment
  securities                        --       --         --    --          --          270                270

Change in unrealized holding loss
  on securities                     --       --         --      --        --       (3,978)            (3,978)

Stock option amortization           --       --         --     331        --           --                331

Net income                          --       --         --      --     5,861           --              5,861
                                -----------------------------------------------------------------------------

Balance, December 31, 1994       8,000    3,899  3,513,707  43,552     4,488       (3,708)            48,231

Redemption of  Preferred Stock  (8,000)  (3,899)        --      --      (101)          --             (4,000)

Exercise of Common Stock options    --       --     72,694     554        --           --                554

5-for-4 Common Stock split          --       --    878,427      --        --           --                 --

Series B Preferred Stock cash
  dividends                         --       --         --      --      (245)          --               (245)

Common Stock cash dividends         --       --         --      --    (1,639)          --             (1,639)

Change in unrealized holding loss
  on securities                     --       --         --      --        --        3,058              3,058

Stock option amortization           --       --         --     209        --           --                209

Net income                          --       --         --      --     7,045           --              7,045
                                -----------------------------------------------------------------------------

Balance, December 31, 1995          --       --  4,464,828  44,315     9,548         (650)            53,213

Issuance of Common Stock            --       --    102,868   2,134        --           --              2,134

Exercise of Common Stock options    --       --     89,950   1,157        --           --              1,157

Repurchase of Common Stock          --       --    (16,423)   (163)     (132)          --               (295)

Common  Stock  cash dividends       --       --         --      --    (2,646)          --             (2,646)

Change in unrealized loss
  on securities                     --       --         --      --        --         (301)              (301)

Stock option amortization           --       --         --     209        --           --                209

Net income                          --       --         --      --     7,306           --              7,306
                                -----------------------------------------------------------------------------

Balance, December 31, 1996          --      $--  4,641,223 $47,652   $14,076       $ (951)           $60,777
                                =============================================================================

See Notes to Consolidated Financial Statements


                                Exhibit 13.1 - 3

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                              Years ended December 31,
                                                                                      1996            1995            1994
Operating activities:
  Net income                                                                      $ 7,306          $ 7,045         $ 5,861
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses                                                       777              335             316
      Provision for losses on other real estate owned                                 202               99              53
      Depreciation and amortization                                                 1,809            1,600           1,405
      (Accretion) amortization of investment
        security (discounts) premiums, net                                             28              117             450
      Deferred income taxes                                                          (930)            (134)            (90)
      Investment security losses, net                                                 --                10              23
      (Gain) loss on sale of loans                                                      3              (56)           (173)
      (Gain) loss on sale of other real estate owned, net                              (5)             (78)             54
      Origination of loans held for sale                                          (31,959)          (9,666)         (8,943)
      Proceeds from loan sales                                                     17,147            9,835           8,186
      Amortization of stock options                                                   209              209             331
      Change in assets and  liabilities  net of effects from  purchase of Sutter
         Buttes:
          (Increase) decrease in interest receivable                                  344              139          (1,106)
           Increase (decrease) in interest payable                                   (495)           1,402              30
         (Increase) decrease in other assets and liabilities                       (6,239)            (876)         (1,777)
                                                                                  -----------------------------------------
        Net cash provided (used) by operating activities                          (11,803)           9,981           4,620
                                                                                  -----------------------------------------
Investing activities :
  Proceeds from maturities of securities held-to-maturity                          19,179           19,516          15,374
  Purchases of securities held-to-maturity                                         (5,516)          (2,740)        (22,439)
  Proceeds from maturities of securities available-for-sale                        24,353           12,427          23,282
  Proceeds from sales of securities available-for-sale                                --             6,993          36,490
  Purchases of securities available-for-sale                                      (13,704)          (5,638)        (74,619)
  Net (increase) decrease in loans                                                (47,292)         (12,529)         (1,968)
  Purchases of premises and equipment                                              (2,526)          (1,335)         (2,025)
  Proceeds from sale of other real estate owned                                       673            1,862           2,408
  Purchase of Sutter Buttes net of cash acquired                                     (997)              --              --
                                                                                  -----------------------------------------
        Net cash provided (used) by investing activities                          (25,830)          18,556         (23,497)
                                                                                  -----------------------------------------
Financing activities:
  Net increase (decrease) in deposits                                              23,486           25,021         (24,827)
  Net increase in federal funds  borrowed                                           4,900               --              --
  Borrowings (payments) under repurchase agreements                                    --          (30,457)         30,457
  Borrowings under long-term debt agreements                                           --            9,828          11,400
  Payments of principal on long-term debt agreements                               (2,011)          (2,035)            (45)
  Redemption of Preferred Stock                                                        --           (4,000)             --
  Repurchase of Common Stock                                                         (295)              --              --
  Cash dividends-- Preferred                                                           --             (245)           (420)
  Cash dividends-- Common                                                          (2,646)          (1,639)         (1,304)
  Issuance of Common Stock                                                          1,157              554             403
                                                                                  -----------------------------------------
        Net cash provided (used) by financing activities                           24,591           (2,973)         15,664
                                                                                  -----------------------------------------
        Increase (decrease) in cash and cash equivalents                          (13,042)          25,564          (3,213)

Cash and cash equivalents at beginning of year                                     65,273           39,709          42,922
                                                                                  -----------------------------------------
Cash and cash equivalents at end of year                                         $ 52,231         $ 65,273        $ 39,709
                                                                                  =========================================


Supplemental information
  Cash paid for taxes                                                            $  5,727        $   5,240       $   3,809
  Cash paid for interest expense                                                 $ 19,908        $  16,586       $  15,650
  Non-cash assets acquired through foreclosure                                   $  1,628        $     390       $   1,016

                                Exhibit 13.1 - 4

Supplemental schedule of non-cash investing and financing activities:
On October 16, 1996, the Company purchased all of the capital stock of Sutter Buttes Savings Bank in exchange for cash of approximately $2,036,000 and approximately 102,900 shares of the Company's stock. Based on the average value of the Company's stock for the ten days preceding the transaction, the total purchase price was approximately $4,171,000. In conjunction with the acquisition, liabilities were assumed as follows:

         (in thousands)
         Fair value of assets acquired                 $64,931
         Cash and stock paid for capital stock          (4,171)
         Liabilities assumed                           $60,760


See Notes to Consolidated Financial Statements





                                Exhibit 13.1 - 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years ended December 31, 1996, 1995 and 1994

Note A - General Summary of Significant Accounting Policies

     The accounting and reporting policies of TriCo Bancshares (the "Company") conform to generally accepted accounting principles and general practices within the banking industry. The following are descriptions of the more significant accounting and reporting policies.

Principles of Consolidation
     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Tri Counties Bank (the "Bank"), and the wholly-owned subsidiaries of the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. All data have been restated on a historical basis to reflect the July 21, 1994 acquisition of Country National Bank on a pooling-of-interests basis.

Nature of Operations
     The Company operates twenty four branch offices and seven in-store branches in the California counties of Butte, Del Norte, Glenn, Lake, Lassen, Madera, Mendocino, Merced, Shasta, Siskiyou, Stanislaus, Sutter, Tehama and Yuba. The Company's operating policy since its inception has emphasized retail banking. Most of the Company's customers are retail customers and small to medium sized businesses.

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

Securities
     The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.
In 1996 and 1995 the Company did not have any securities classified as trading.
     Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of shareholders' equity until realized.
     Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.
Realized gains and losses for securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold.
     The Company adopted the provisions of Statement of Financial Accounting Standards No.115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) as of January 1, 1994. The effect of adopting SFAS 115 was to recognize an unrealized gain (net of tax) of $270,000 as an increase in shareholders' equity.

                                Exhibit 13.1 - 6

Loans
     Loans are reported at the principal amount outstanding, net of unearned income and the allowance for loan losses. Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loan's yield over the estimated life of the loan. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is generally discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When loans are 90 days past due, but in Management's judgment are well secured and in the process of collection, they may not be classified as nonaccrual. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of Management, the loans are estimated to be fully collectible as to both principal and interest.

Allowance for Loan Losses
     The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when Management believes that the collectibility of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. The allowance is an amount that Management believes will be adequate to absorb probable losses inherent in existing loans, leases and commitments to extend credit, based on evaluations of the collectibility, impairment and prior loss experience of loans, leases and commitments to extend credit. The evaluations take into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, commitments, and current and anticipated economic conditions that may affect the borrower's ability to pay.
     The Company adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114), and Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures (SFAS 118), as of January 1, 1995. Under these statements, a loan is impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.
     The Company had previously measured the allowance for loan losses using methods similar to those prescribed in SFAS 114. As a result of adopting these statements, no additional allowance for loan losses was required as of January 1, 1995.

Mortgage Operations
     The Company sold substantially all of its conforming long term residential mortgage loans originated during 1996, 1995 and 1994 for cash proceeds equal to the fair value of the loans. In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights (SFAS 122). SFAS 122 requires the recognition of originated mortgage servicing rights as assets by allocating the total costs incurred between the loan and the servicing right based on their relative fair values. Historically, the cost of the originated servicing rights was not recognized as an asset and was charged to earnings when the related loan was sold.

     The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. SFAS 122 requires the Company to assess capitalized mortgage servicing rights for impairment based upon the fair value of those rights at each reporting date. For purposes of measuring impairment, the rights are stratified based upon the product type, term and interest rates. Fair value is determined by discounting estimated net future cash flows from mortgage servicing activities using discount rates that approximate current market rates and estimated prepayment rates, among other assumptions. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value. Impairment, if any, is recognized through a valuation allowance for each individual stratum.

                                Exhibit 13.1 - 7

     The Company adopted SFAS 122 on Jnauray 1, 1996. The overall impact of adopting this Statement on the Company's financial statements was not material. At December 31, 1996, mortgage loans held for sale totaled $1,165,000. The Company had entered into commitments to sell all of these loans at year end. At December 31, 1996 and 1995, the Company serviced real estate mortgage loans for others of $148 million and $136 million, respectively.

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

Other Real Estate Owned
     Real estate acquired by foreclosure is carried at the lower of the recorded investment in the property or its fair value less estimated disposition costs. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired less estimated disposition costs by a charge to the allowance for loan losses, when necessary. Any subsequent write-downs are recorded as a valuation allowance with a charge to other expenses in the income statement. Expenses related to such properties, net of related income, and gains and losses on their disposition, are included in other expenses.

Identifiable Intangible Assets
     Identifiable intangible assets that are included in other assets are amortized using an accelerated method over a period of ten years.

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

Earnings Per Common Share
     Earnings per common share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding. The weighted average number of shares used in the computation of primary earnings per common share were: 4,689,751 for 1996, 4,656,893 for 1995 and 4,641,384 for 1994. The
weighted average number of shares used in the computation of fully diluted earnings per common share were: 4,709,080 for 1996, 4,693,188 for 1995 and 4,642,197 for 1994. The 1995 and 1994 share amounts have been adjusted for the 1995 five-for-four stock split. Common stock equivalent shares consist of options outstanding under the Company's qualified and non-qualified stock option plans.

                                Exhibit 13.1 - 8

Cash Flows
     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold.

Stock-based Compensation
     The Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (SFAS 123) as of January 1, 1996. This Statement defines a fair value based method of accounting for stock-based compensation. As permitted by SFAS 123, the Company elected to continue to account for stock options under APB Opinion No. 25, under which no compensation cost has been recognized.

Reclassifications
     Certain amounts previously reported in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

Note B - Restricted Cash Balances

     Reserves (in the form of deposits with the Federal Reserve Bank) of $8,345,000 and $7,909,000 were maintained to satisfy Federal regulatory requirements at December 31, 1996 and December 31, 1995. These reserves are included in cash and due from banks in the accompanying balance sheet.





                                Exhibit 13.1 - 9

Note C - Investment Securities

The amortized cost and estimated fair values of investments in debt securities are summarized in the following tables:

                                                                                     December 31, 1996
                                                                                  Gross            Gross         Estimated
                                                              Amortized        Unrealized       Unrealized         Fair
                                                                Cost              Gains           Losses           Value
                                                                                      (in thousands)
Securities Held-to-Maturity
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies                  $  22,792           $   223        $     (33)       $  22,982
Obligations of states and political subdivisions                   719                --               (5)             714
Mortgage-backed securities                                      81,202               349           (1,759)          79,792

    Totals                                                    $104,713           $   572          $(1,797)        $103,488

Securities Available-for-Sale
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies                  $  30,219            $  101        $      (9)        $ 30,311
Obligations of states and political subdivisions                 1,453                27               --            1,480
Mortgage-backed securities                                      30,260                93           (1,203)          29,150
Other securities                                                 4,375                --               --            4,375

    Totals                                                   $  66,307            $  221        $  (1,212)        $ 65,316


                                                                                     December 31, 1995
                                                                                  Gross            Gross         Estimated
                                                              Amortized        Unrealized       Unrealized         Fair
                                                                Cost              Gains           Losses           Value

                                                                                      (in thousands)
Securities Held-to-Maturity

U.S. Treasury securities and obligations of
  U.S. government corporations and agencies                   $ 29,744            $  588           $  (34)        $  30,298
Obligations of states and political subdivisions                   849                --               (9)              840
Mortgage-backed securities                                      86,272               493           (1,327)           85,438

    Totals                                                    $116,865           $ 1,081          $(1,370)         $116,576

Securities Available-for-Sale

U.S. Treasury securities and obligations of
  U.S. government corporations and agencies                   $ 42,038             $ 225            $ (45)        $  42,218
Obligations of states and political subdivisions                 1,700                42               --             1,742
Mortgage-backed securities                                      29,076                28             (486)           28,618
Other securities                                                 3,668                --               --             3,668

    Totals                                                    $ 76,482             $ 295          $  (531)       $  76,246

                               Exhibit 13.1 - 10

     The amortized cost and estimated fair value of debt securities at December 31, 1996 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                                 Estimated
                                                                                         Amortized                 Fair
                                                                                           Cost                    Value
                                                                                                   (in thousands)

Securities Held-to-Maturity
Due in one year                                                                        $    1,275                $    1,275
Due after one year through five years                                                      26,132                    26,250
Due after five years through ten years                                                      9,207                     9,186
Due after ten years                                                                        68,099                    66,777

Totals                                                                                   $104,713                  $103,488

Securities Available-for-Sale
Due in one year                                                                         $  14,514                 $  14,517
Due after one year through five years                                                      17,927                    18,047
Due after five years through ten years                                                      1,226                     1,152
Due after ten years                                                                        28,265                    27,225

                                                                                           61,932                    60,941
Other Securities                                                                            4,375                     4,375

Totals                                                                                   $ 66,307                 $  65,316

     Proceeds from sales of securities available for sale:

                           Gross             Gross             Gross
For the Year             Proceeds            Gains            Losses
                                        (in thousands)

     1996                $      0            $    0           $    0
     1995                $  6,993            $   40           $   50
     1994                $ 36,490            $  117           $  140

     On November 17, 1995, the Company adopted the FASB Special Report concerning the implementation of SFAS 115 and it elected to transfer certain treasury securities with an amortized cost of $10,062,266 and an unrealized gain of $1,034,922 from the held-to-maturity to the available-for-sale category.
     Investment securities with an aggregate carrying value of $75,125,000 and $35,930,000 at December 31, 1996 and 1995, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

                               Exhibit 13.1 - 11

Note D - Allowance for Loan Losses

     Activity in the allowance for loan losses was as follows:

                                                                                         Years Ended December 31,
                                                                                  1996             1995             1994
                                                                                              (in thousands)
Balance, beginning of year                                                        $5,580           $5,608           $5,973
Balance acquired from Sutter Buttes                                                  623               --               --
Provision for loan losses                                                            777              335              316
Loans charged off                                                                 (1,192)            (581)          (1,050)
Recoveries of loans previously charged off                                           309              218              369
                                                                                  -----------------------------------------
Balance, end of year                                                              $6,097           $5,580           $5,608

Loans classified as nonaccrual amounted to approximately $9,044,000, $2,213,000, and $1,122,000 at December 31, 1996, 1995 and 1994, respectively. These nonaccrual loans were classified as impaired as of December 31, 1996 and 1995 and included in the recorded balance in impaired loans for the respective years shown below. If interest on those loans had been accrued, such income would have been approximately $902,000, $166,000, and $123,000 in 1996, 1995 and 1994,
respectively.
     As of December 31, the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS 114 were as follows:

                                                      1996
                                       Recorded                 Valuation
                                      Investment                Allowance
Impaired loans -
  Valuation allowance required        $   2,525                    $605
  No valuation allowance required        13,829                      --
                                      -----------------------------------
    Total impaired loans              $  16,354                    $605


                                                      1995
                                       Recorded                 Valuation
                                      Investment                Allowance
Impaired loans -
  Valuation allowance required        $     552                    $380
  No valuation allowance required         4,534                      --
                                      -----------------------------------
    Total impaired loans              $   5,086                    $380


This valuation allowance is included in the allowance for loan losses shown above for the respective year. The average recorded investment in impaired loans was $10,720,000 and $3,579,000 for the years ended December 31, 1996 and 1995, respectively. The Company recognized interest income on impaired loans of $729,000 and $345,000 for the years ended December 31, 1996 and 1995, respectively.


                               Exhibit 13.1 - 12

Note E - Premises and Equipment

     Premises and equipment were comprised of:

                                          December 31,
                                 1996                     1995
                                         (in thousands)
Premises                        $11,227                 $10,366
Furniture and equipment          11,036                   9,118

                                 22,263                  19,484
Less:
  Accumulated depreciation
    and amortization            (10,369)                 (8,964)

                                 11,894                  10,520
Land and land improvements        2,823                   2,669

                                $14,717                 $13,189

     Depreciation and amortization of premises and equipment amounted to $1,497,000, $1,344,000 and $1,202,000 in 1996, 1995 and 1994, respectively.


Note F - Time Deposits

At December 31, 1996, the scheduled maturities of time deposits were as follows (in thousands):

                                                     Scheduled
                                                    Maturities

1997                                                  $214,915
1998                                                     5,324
1999                                                     2,143
2000                                                     2,178
2001 and thereafter                                        215

   Total                                              $224,775






                               Exhibit 13.1 - 13

Note G - Long-Term Debt and Other Borrowings

Long-term debt is as follows:

                                                                                                 December 31,
                                                                                             1996              1995
                                                                                                (in thousands)
FHLB loan, fixed rate of 5.14% payable on March 21, 1996                                      --             2,000
FHLB loan, fixed rate of 5.53% payable on March 21, 1997                                    3,000            3,000
FHLB loan, effective rate of 4.38% payable on April 28, 1998                                5,000            5,000
FHLB loan, fixed rate of 5.62% payable on February 4, 1999                                    400              400
FHLB loan, fixed rate of 6.14% payable on March 21, 1999                                    3,000            3,000
FHLB loan, fixed rate of 5.84% payable on November 6, 2000                                  1,500            1,500
FHLB loan, fixed rate of 5.90% payable January 16, 2001                                     1,000            1,000
FHLB repurchase agreements, fixed rate of 5.85% payable on July 17, 1997                    9,828            9,828
Capital lease obligation on premises, effective rate of 13% payable
  monthly in varying amounts through December 1, 2009                                         553              564
                                                                                          ------------------------
Total long-term debt                                                                      $24,281          $26,292


     The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at December 31, 1996, this line provided for maximum borrowings of $63,690,000 of which
$13,900,000 was outstanding, leaving $49,790,000 available. The maximum month-end outstanding balances of short term repurchase agreements in 1996 and 1995 were $0 and $25,475,000, respectively. The Company has available unused lines of credit totaling $45,100,000 for Federal funds transactions.


Note H - Commitments and Contingencies (See also Note O)

     At December 31, 1996, future minimum commitments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:

                                         Capital              Operating
                                         Leases                Leases
                                                 (in thousands)

1997                                      $   84          $       803
1998                                          85                  767
1999                                          86                  586
2000                                          87                  376
2001                                          88                  281
Thereafter                                   741                2,192
                                          ----------------------------
Future minimum lease payments              1,171          $     5,005
Less amount representing interest            618
                                          -------
Present value of future lease payments    $  553

Rent expense under operating leases was $799,000 in 1996, $887,000 in 1995, and $767,000 in 1994.
     The Company is a defendant in legal actions arising from normal business activities. Management believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company's financial position.

                               Exhibit 13.1 - 14

Note I - Dividend Restrictions

     The Bank paid to the Company cash dividends in the aggregate amounts of $4,800,000, $3,200,000 and none ($0) in 1996, 1995 and 1994, respectively. The
Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the California State Banking Department. California banking laws limit the Bank's ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this regulation, at December 31, 1996, the Bank may pay dividends of $12,767,000.


Note J - Stock Options

In May 1995, the Company adopted the TriCo Bancshares 1995 Incentive Stock Option Plan (`95 Plan) covering key employees. Under the `95 Plan 187,500 shares as adjusted for the September 1995 5-for-4 stock split were reserved for issuance. The option price cannot be less than the fair market value of the Common Stock at the date of grant. Options for the `95 Plan expire on the tenth anniversary of the grant date.

The Company also has outstanding options under one plan approved in 1993 and two plans approved in 1989. Options under the 1993 plan vest over a six year period. Options under the 1989 plan vest 20% annually. Unexercised options for the 1993 and 1989 plans terminate 10 years from the date of the grant.

Stock option activity is summarized in the following table:

                                                                                             Weighted         Weighted
                                                                                              Average         Average
                                                Number              Option Price             Exercise        Fair Value
                                              of Shares*              Per Share                Price         of Grants

Outstanding at December 31, 1994                560,274          $ 7.43  to      $ 7.86          $ 7.72
    Options granted                              31,250            7.86  to       13.20          $10.81         $5.07
    Options exercised                           (72,694)           7.43  to        7.86          $ 7.60
Outstanding at December 31, 1995                518,830            7.43  to       13.20          $ 7.93
    Options granted                              20,000           18.38  to       18.38          $18.38         $5.35
    Options exercised                           (89,950)           7.43  to        7.86          $ 7.63
    Options forfeited                           (23,030)           7.86  to        7.86          $ 7.86
Outstanding at December 31, 1996                425,850          $ 7.43  to      $18.38          $ 8.48

*1995 activity is adjusted for the 5-for-4 Common Stock split effected September 22, 1995


Of the stock options outstanding as of December 31, the number of options exercisable are as follows:

                                   Number          Option Price         Wtd Ave.
                                  of Shares          Per Share         Ex. Price

Exercisable at December 31, 1995   272,794     $ 7.43    to   $13.20    $ 7.69
Exercisable at December 31, 1996   268,772     $ 7.43    to   $18.38    $ 7.89

                               Exhibit 13.1 - 15

The Company has stock options outstanding under the four option plans described above. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined in accordance SFAS 123, the additional compensation cost that would have been recorded in 1996 and 1995 would not have been material. However, because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: risk-free interest rates of 6.76 and 5.92 percent; expected dividend yields of 3.48 and 2.46 percent; expected lives of 6 and 6 years; expected volatility of 30.22 and 31.38 percent, respectively.


Note K - Other Noninterest Expenses and Income

     The components of other noninterest expenses were as follows:

                                                 Years Ended December 31,
                                         1996              1995             1994
                                                      (in thousands)
Equipment and data processing         $ 2,483            $ 2,508         $ 2,497
Occupancy                               1,682              1,573           1,469
Professional fees                         901                593           1,172
Advertising                               713                563             650
Telecommunications                        653                361             418
Postage                                   436                405             335
Net other real estate owned expense       261                201             190
Assessments                                80                727           1,199
Other                                   4,287              3,943           3,578
                                      ------------------------------------------
     Total other operating expenses   $11,496            $10,874         $11,508

     Commissions on sales of annuities and mutual funds in the amounts of $1,255,000, $900,000, and $988,000 for the years 1996, 1995 and 1994 are included in other income.

Note L - Income Taxes

     The current and deferred components of the income tax provision were comprised of:

                                        Years Ended December 31,
                                 1996             1995              1994
                                             (in thousands)
Current Tax Provision:
  Federal                     $ 4,439           $ 3,640          $ 3,189
  State                         1,528             1,409            1,251
                              -------------------------------------------
    Total current               5,967             5,049            4,440

Deferred Tax Benefit:
  Federal                        (769)              (36)             (21)
  State                          (161)              (98)             (69)
                              -------------------------------------------
    Total deferred               (930)             (134)             (90)
                              -------------------------------------------
Total income taxes            $ 5,037           $ 4,915          $ 4,350

                               Exhibit 13.1 - 16

     Taxes recorded directly to shareholders' equity are not included in the preceding table. These taxes (benefits) relating to changes in the unrealized gains and losses on available-for-sale investment securities amounting to $231,000 in 1996 and $2,473,000 in 1995 were recorded directly to shareholders' equity.
     The provisions for income taxes applicable to income before taxes for the years ended December 31, 1996, 1995, and 1994 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes.
     The effective tax rate and the statutory federal income tax rate are reconciled as follows:

                                                      Years Ended December 31,
                                                     1996      1995      1994

Federal statutory income tax rate                    34.2%     34.2%     34.0%
State income taxes, net of federal tax benefit        7.4       7.4       8.0
Tax-exempt interest on municipal obligations          (.3)      (.4)      (.8)
Merger expenses not deductible for tax purposes        --        --       1.5
Other                                                 (.5)      (.1)      (.1)
                                                     -------------------------
Effective Tax Rate                                   40.8%     41.1%     42.6%

     The components of the net deferred tax asset of the Company as of December 31, were as follows:

                                                  1996             1995
                                                      (in thousands)

Deferred Tax Assets:
  Loan losses                                  $ 2,050           $ 2,151
  Unrealized loss on securities                    731               500
  Deferred compensation                          1,693             1,348
  OREO write downs                                 244               178
  Loss on investment in real estate                232               228
  Other                                            586               162
                                               --------------------------
    Total deferred tax assets                    5,536             4,567

Deferred Tax Liabilities:
  Depreciation                                    (798)             (608)
  Capital leases                                   (86)              (78)
  Securities accretion                            (385)             (273)
  Other                                             --              (502)
                                               --------------------------
    Total deferred tax liability                (1,269)           (1,461)
                                               --------------------------
    Net deferred tax asset                     $ 4,267           $ 3,106


                               Exhibit 13.1 - 17

Note M - Retirement Plans

     Substantially all employees with at least one year of service are covered by a discretionary employee stock ownership plan (ESOP). Contributions are made to the plan at the discretion of the Board of Directors. Country National Bank, acquired by the Company in 1994, had an ESOP which was merged into the Company's plan in 1995. Contributions to the plan(s) totaling $500,000 in 1996, $432,000 in 1995, and $378,000 in 1994 are included in salary expense.
     The Company has a supplemental retirement plan for directors and a supplemental executive retirement plan covering key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies ($5,163,000 and $3,926,000 at December 31, 1996 and 1995, respectively) to pay the retirement obligations.

     The following table sets forth the plans' status:

                                                                                       December 31,
                                                                                 1996              1995
                                                                                      (in thousands)
Actuarial present value of benefit obligations:
  Vested benefit obligation                                                    $(3,113)          $(2,795)
                                                                               ==========================
  Accumulated benefit obligation                                                (3,289)           (2,795)
                                                                               ==========================
  Projected benefit obligation for service rendered to date                     (3,704)           (2,795)
                                                                               ==========================
 Plan assets at fair value                                                     $    --           $    --
                                                                               ==========================
Projected benefit obligation in excess of plan assets                          $(3,704)          $(2,795)
Unrecognized net loss from past experience different
  from that assumed and effects of changes in assumptions                        1,296               664
Prior service cost not yet
  recognized in net periodic pension cost                                          113               123
Unrecognized net obligation at transition                                          287               322
                                                                               --------------------------
Accrued pension cost included in other liabilities                             $(2,008)          $(1,686)
                                                                               ==========================

                                                                  Years Ended December 31,
                                                          1996              1995            1994
                                                                      (in thousands)
Net pension cost included the following components:
  Service cost-benefits earned during the period          $135              $100            $114
  Interest cost on projected benefit obligation            204               159             158
  Net amortization and deferral                             72                46              69
                                                         ----------------------------------------
  Net periodic pension cost                               $411              $305            $341
                                                         ========================================

     The net periodic pension cost was determined using a discount rate assumption of 7.0% for 1996, 7.0% for 1995, and 7.75% for 1994. The rates of increase in compensation used in each year were 0% to 5%.
     The Company has an Executive Deferred Compensation Plan which allows directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies to pay the compensation obligations. At December 31, 1996 and 1995 the cash values exceeded the recorded liabilities.

                               Exhibit 13.1 - 18

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

     The following table summarizes the activity in these loans for 1996.

           Balance                                   Balance
        December 31,   Advances/                  December 31,
            1995       New Loans     Payments         1996
                             (in thousands)

           $ 8,472      $ 2,003       $ 2,553        $ 7,922




Note O - Financial Instruments With Off-Balance Sheet Risk

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

                                                     Contractual Amount
                                                        December 31,
                                                   1996              1995
                                                       (in thousands)

Financial instruments whose contract amounts represent credit risk:

  Commitments to extend credit:
    Commercial loans                             $37,923          $27,763
    Consumer loans                                61,113           39,114
    Real estate mortgage loans                       428              335
    Real estate construction loans                18,415           10,815
  Standby letters of credit                        1,112              414

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of one year or less or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on Management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.


                               Exhibit 13.1 - 19

     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most standby letters of credit are issued for one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral requirements vary, but in general follow the requirements for other loan facilities.


Note P - Concentration of Credit Risk

     The Company grants agribusiness, commercial and residential loans to customers located throughout the northern Sacramento Valley and northern mountain regions of California. The Company has a diversified loan portfolio within the business segments located in this geographical area.


Note Q - Disclosure of Fair Value of Financial Instruments

Cash & Short-Term Investments
     For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities
     For all securities, fair values are based on quoted market prices or dealer quotes. See Note C for further analysis.

Loans
     The fair value of variable rate loans is the current carrying value. These loans are regularly adjusted to market rates. The fair value of other types of fixed rate loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. The allowance for loan losses is a reasonable estimate of the valuation allowance needed to adjust computed fair values for credit quality of certain loans in the portfolio.

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





                               Exhibit 13.1 - 20

     The estimated fair values of the Company's financial instruments are as follows:

                                                  December 31, 1996
                                             Carrying            Fair
Financial assets:                             Amount            Value
                                                   (In thousands)
  Cash and short-term investments             $ 52,231         $ 52,231
  Securities:
    Held-to-maturity                           104,713          103,488
    Available-for-sale                          65,316           65,316
  Loans, net                                   433,192          434,250
  Accrued interest receivable                    4,572            4,572

Financial liabilities:

  Deposits                                     595,621          595,696
  Accrued interest payable                       3,047            3,047
  Other liabilities                              6,233            6,233
  Long-term borrowings                          24,281           24,403


                                                  December 31, 1995
                                             Carrying            Fair
Financial assets:                             Amount            Value
                                                   (In thousands)
  Cash and short-term investments             $ 65,273         $ 65,273
  Securities:
    Held-to-maturity                           116,865          116,576
    Available-for-sale                          76,246           76,246
  Loans, net                                   313,186          316,764
  Accrued interest receivable                    4,609            4,609

Financial liabilities:

  Deposits                                     516,193      516,653
  Accrued interest payable                       3,162            3,162
  Other liabilities                              4,694            4,694
  Long-term borrowings                          26,292           26,430


                               Exhibit 13.1 - 21

Note R - Acquisitions

On October 16, 1996, the Company acquired all of the capital stock of Sutter Buttes Savings Bank (Sutter Buttes) in exchange for cash of approximately $2,036,000 and approximately 102,900 shares of the Company's stock. Based on the average value of the Company's stock for the ten days preceding the transaction, the total purchase price was approximately $4,171,000. The transaction was accounted for as a purchase, with the excess of the purchase price over the fair value of Sutter Buttes' net assets being assigned to core deposit intangible assets. Results of operations of Sutter Buttes are included in the consolidated financial statements subsequent to October 16, 1996. Sutter Buttes was merged into the Bank concurrent with the acquisition.

Pro forma operating results of the Company, assuming the acquisition had been made as of January 1, 1995 is as follows:

UNAUDITED PRO FORMA COMBINED FINANCIAL DATA
(in thousands, except per share data)               Year ended December 31,
                                                   1996                1995
Summary of Income:
 Net interest income                            $ 31,503            $ 29,458
 Provision for loan losses                           997                 334
 Noninterest income                                6,924               6,422
 Noninterest expense                              25,466              23,394
 Net income                                        7,056               7,290
 Net income available to common shareholders     $ 7,056             $ 7,045

Per Common Share:
 Primary earnings per common share                 $1.48               $1.48
 Fully diluted earnings per common share           $1.47               $1.47

Selected Balance Sheet Data:
 Investment securities                          $170,029            $194,897
 Loans                                           439,289             376,906
 Assets                                          694,771             667,137
 Deposits                                        595,621             573,599
 Equity                                         $ 60,689            $ 55,480


Note S - Future Financial Accounting Standards

     In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125 (SFAS 125), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement establishes new criteria for determining whether a transfer of financial assets should be accounted for as a sale or as a pledge of collateral in a secured borrowing. The statement was subsequently amended by SFAS 127 to defer the effective date of the statement's provisions relevant to the Company until 1998. The Company does not expect that the adoption of this Statement will have a material impact on its financial position or results of operations.






                               Exhibit 13.1 - 22

Note T - TriCo Bancshares Financial Statements

TriCo Bancshares (Parent Only) Balance Sheets

                                                                   December 31,
Assets                                                        1996             1995
                                                                  (in thousands)
Cash                                                        $   517          $    134
Investment in Tri Counties Bank                              60,171            52,868
Other assets                                                    460               303
                                                            -------------------------
  Total assets                                              $61,148           $53,305
                                                            =========================
Liabilities and shareholders' equity

  Total liabilities                                           $ 371              $ 92

Shareholders' equity:
Common stock, no par value:
    Authorized 20,000,000 shares;
    issued and outstanding 4,641,223
    and 4,464,828 shares, respectively                       47,652            44,315
Retained earnings                                            14,076             9,548
Unrealized loss on securities available-for-sale, net          (951)            (650)
                                                            -------------------------
      Total shareholders' equity                             60,777            53,213
                                                            -------------------------
      Total liabilities and shareholders' equity            $61,148           $53,305
                                                            =========================

Statements of Income

                                                                     Years Ended December 31,
                                                             1996              1995              1994
                                                                          (in thousands)
Interest income                                             $   --           $    --          $    --

Administration expense                                         296               282              334
                                                            ------------------------------------------
Loss before equity in net income of Tri Counties Bank         (296)             (282)            (334)
Equity in net income of Tri Counties Bank:
  Distributed                                                4,800             3,200               --
  Undistributed                                              2,654             4,010            6,103

Income tax credits                                             148               117               92
                                                            ------------------------------------------
  Net income                                                $7,306           $ 7,045          $ 5,861
                                                            ==========================================







                               Exhibit 13.1 - 23

Statements of Cash Flows

                                                                                         Years ended December 31,
                                                                                 1996              1995             1994
                                                                                              (in thousands)
Operating activities:
  Net income                                                                    $7,306             $7,045          $5,861
  Adjustments to reconcile net income to net cash provided
    by (used for) operating activities:
      Undistributed equity in Tri Counties Bank                                 (2,654)            (4,010)         (6,103)
      Deferred income taxes                                                       (157)              (117)            (92)
      Increase (decrease) in other operating assets and liabilities                279                 19            (168)
                                                                                ------------------------------------------
          Net cash provided by (used for) operating activities                   4,774              2,937            (502)
                                                                                ------------------------------------------
Investing activities:
  Capital contributed to
    Tri Counties Bank                                                           (4,741)                --            (183)
                                                                                ------------------------------------------
          Net cash provided by (used for) investing activities                  (4,741)                --            (183)
                                                                                ------------------------------------------
Financing activities:
  Issuance of common stock                                                       3,291                554             403
  Repurchase of common stock                                                      (295)                --              --
  Redemption of preferred stock                                                     --             (4,000)             --
  Cash dividends-- preferred                                                        --               (245)           (420)
  Cash dividends-- common                                                       (2,646)            (1,639)         (1,304)
                                                                                ------------------------------------------
          Net cash provided by (used for)  financing activities                    350             (5,330)         (1,321)
                                                                                ------------------------------------------
          Increase (decrease) in cash and cash equivalents                         383             (2,393)         (2,006)

Cash and cash equivalents at beginning of year                                     134              2,527           4,533
                                                                                ------------------------------------------
Cash and cash equivalents at end of year                                         $ 517               $134          $2,527
                                                                                ==========================================







                               Exhibit 13.1 - 24

Note U - Regulatory Matters

The Company is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                           To Be Well
                                                                                                        Capitalized Under
                                                                                 For Capital            Prompt Corrective
                                                        Actual                Adequacy Purposes         Action Provisions
                                                  Amount       Ratio           Amount      Ratio         Amount      Ratio
As of December 31, 1996:
Total Capital (to Risk Weighted Assets):
  Consolidated                                     $66,690    13.58%         =>$39,280    =>8.0%       =>$49,100   =>10.0%
  Tri Counties Bank                                $66,084    13.47%         =>$39,244    =>8.0%       =>$49,055   =>10.0%
Tier I Capital (to Risk Weighted Assets):
  Consolidated                                     $60,593    12.34%         =>$19,640    =>4.0%       =>$29,460   => 6.0%
  Tri Counties Bank                                $59,987    12.23%         =>$19,622    =>4.0%       =>$29,433   => 6.0%
Tier I Capital (to Average Assets):
  Consolidated                                     $60,593     8.99%         =>$26,960    =>4.0%       =>$33,700   => 5.0%
  Tri Counties Bank                                $59,987     8.91%         =>$26,930    =>4.0%       =>$33,663   => 5.0%


As of December 31, 1995:
Total Capital (to Risk Weighted Assets):
  Consolidated                                     $58,700    15.17%         =>$30,958    =>8.0%       =>$38,698   =>10.0%
  Tri Counties Bank                                $58,350    15.09%         =>$30,935    =>8.0%       =>$38,669   =>10.0%
Tier I Capital (to Risk Weighted Assets):
  Consolidated                                     $53,863    13.92%         =>$15,479    =>4.0%       =>$23,219   => 6.0%
  Tri Counties Bank                                $53,517    13.84%         =>$15,468    =>4.0%       =>$23,201   => 6.0%
Tier I Capital (to Average Assets):
  Consolidated                                     $53,863     8.92%         =>$24,142    =>4.0%       =>$30,178   => 5.0%
  Tri Counties Bank                                $53,517     8.87%         =>$24,130    =>4.0%       =>$30,163   => 5.0%

                               Exhibit 13.1 - 25

Note V - Subsequent Events

On February 21, 1997, the Bank purchased and assumed substantially all of the deposit liabilities of nine branches from Wells Fargo Bank, N.A, San Francisco. In connection with the acquisition of such deposit liabilities and related cash balances, Tri Counties Bank also acquired certain other assets of the branches, including real estate (four branches), furniture and fixtures and a relatively insignificant amount of loans which were secured by deposit accounts. All assets constituting plant and equipment or other physical property will continue to be used in the banking business. Wells Fargo Bank retained all other revenue producing assets which had originated from these branches.

A preliminary summary of the deposit liabilities and limited assets acquired by Tri Counties Bank is shown below:

Total deposits (liabilities) acquired                    $150,090,000

Less assets acquired
         Furniture and fixtures                               214,000
         Land and premises                                    585,000
         Loans                                                183,000
                                                           ----------
                  Total assets acquired                       982,000

Less premium paid for deposits                              9,108,000
                                                           ----------
Net cash received by Tri Counties Bank
  for the deposits acquired                              $140,000,000





                               Exhibit 13.1 - 26

Note W - Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the four quarters of 1996 and 1995 and is unaudited; however, in the opinion of management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.


                                                                    1996 Quarters Ended
(Dollars in thousands, except per share data)    December 31,      September 30,    June 30,     March 31,

Interest income                                        $13,276        $12,584        $11,744       $11,629
Interest expense                                         5,290          4,856          4,498         4,535
                                                      --------       --------       --------      --------
Net interest income                                      7,986          7,728          7,246         7,094
Provision for loan losses                                  150            537             50            40
                                                     ---------      ---------      ---------     ---------
Net interest income after
     provision for loan losses                           7,836          7,191          7,196         7,054
Noninterest income                                       1,845          1,745          1,580         1,466
Noninterest expense                                      6,339          5,817          5,824         5,505
                                                      --------       --------       --------      --------
Income before income taxes                               3,342          3,119          2,952         3,015
Taxable-equivalent adjustment                               17             22             22            24
Income tax expense                                       1,288          1,276          1,226         1,247
                                                      --------       --------       --------      --------
Net income                                             $ 2,037        $ 1,821        $ 1,704       $ 1,744
                                                       =======        =======        =======       =======

Net income applicable to common stock                  $ 2,037        $ 1,821        $ 1,704       $ 1,744
                                                       =======        =======        =======       =======
Per common share:
    Net income                                         $  0.43        $  0.39       $  0.37        $  0.38
                                                       =======        =======       =======        =======
    Dividends                                          $  0.16        $  0.16       $  0.13        $  0.13
                                                       =======        =======       =======        =======

                                                                   1995 Quarters Ended
(Dollars in thousands, except per share data)    December 31,      September 30,    June 30,     March 31,

Interest income                                        $11,800        $11,658        $11,334       $11,333
Interest expense                                         4,645          4,529          4,441         4,373
                                                      --------       --------       --------      --------
Net interest income                                      7,155          7,129          6,893         6,960
Provision for loan losses                                  100            160             35            40
                                                      --------       --------      ---------     ---------
Net interest income after
     provision for loan losses                           7,055          6,969          6,858         6,920
Noninterest income                                       1,421          1,442          1,638         1,432
Noninterest expense                                      5,382          5,252          5,471         5,556
                                                      --------       --------       --------      --------
Income before income taxes                               3,094          3,159          3,025         2,796
Taxable-equivalent adjustment                               21             29             32            32
Income tax expense                                       1,266          1,286          1,229         1,134
                                                      --------       --------       --------      --------
Net income                                             $ 1,807        $ 1,844        $ 1,764       $ 1,630
                                                       =======        =======        =======       =======

Net income applicable to common stock                  $ 1,807        $ 1,809        $ 1,659       $ 1,525
                                                       =======        =======        =======       =======

Per common share:
    Net income                                         $  0.38        $  0.39       $  0.36        $  0.33
                                                       =======        =======       =======        =======
    Dividends                                          $  0.13        $  0.08       $  0.08        $  0.08
                                                       =======        =======       =======        =======

                               Exhibit 13.1 - 27

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of TriCo Bancshares and Subsidiary:

     We have audited the accompanying consolidated balance sheets of TriCo Bancshares (a California corporation) and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriCo Bancshares and Subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.
     As discussed in Note A to the consolidated financial statements, effective January 1, 1994, the Corporation changed its method of accounting for certain investments in debt and equity securities as required by Statement of Financial Accounting Standards No. 115.



/s/Arthur  Andersen LLP

San Francisco, California
January 21, 1997



                               Exhibit 13.1 - 28

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As  TriCo  Bancshares  (the  "Company"  ) has not  commenced  any  business operations  independent  of  Tri  Counties  Bank  (the  "Bank"),  the  following discussion pertains primarily to the Bank. Average balances, including such balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company. Except within the "overview" section, interest income and net interest income are presented on a tax equivalent basis.
     In addition to the historical information contained herein, this Annual Report contains certain forward-looking statements. The reader of this Annual Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially form those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, competition effects, fee and other noninterest income earned as well as other factors. This entire Annual Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.

Overview
     The Bank continued along its growth path in 1996. The year started with the opening of a loan production office in Sacramento which was quickly followed in March by the opening of the seventh in-store branch in Albertson's Grass Valley supermarket. In June the Company announced the signing of an agreement to purchase Sutter Buttes Savings Bank. That acquisition closed on October 16 which was the same day the Bank announced entering into an agreement with Wells Fargo Bank, N.A. to purchase the deposits and operations of nine of its Northern California branches. The Sutter Buttes acquisition added $64,210,000 in loans and $56,023,000 of deposits. Subsequent to year end on February 21, 1997, the purchase of the Wells Fargo branch deposits closed. Approximately, $150,090,000 in deposits were added through this transaction. (See Note W entitled "Subsequent Events" in the financial statements.) This growth was made possible by the work that has been going on for the past several years to upgrade the Bank's computer technology and to reorganize its service delivery functions. Management believes the Bank is well positioned to continue along a growth path.
         The Company had record earnings of $7,306,000 for the year ended December 31, 1996 versus $7,045,000 for 1995. Fully diluted earnings per share for the years were $1.55 and $1.45, respectively. Earnings per common share in 1996 have benefited from the redemption of all outstanding preferred stock in the third quarter of 1995, as the Company paid preferred stock dividends totaling $245,000 in the first nine months of 1995.
         For 1996 net interest income was $29,969,000 which was an increase of $1,946,000 over 1995. The interest income component of net interest income was up 6.8% or $3,137,000. Interest and fees on loans was up $4,451,000 to $38,227,000 as average loans outstanding increased $60,077,000 to $368,550,000. To fund these loans, the securities portfolio was allowed to runoff from an average balance of $210,205,000 in 1995 to $183,222,000 in 1996. As a result, interest  income  on the  securities  portfolio  decreased  $1,364,000  or 11.4%
Interest expense was up $1,191,000 or 6.6%. This increase was due to higher average balances of interest bearing liabilities as the average rate paid on them was relatively flat. The net interest margin was 5.37% in 1996 versus 5.36% in 1995.
         Noninterest income is comprised of "service charges and fees" and "other income". Service charge and fee income increased 18.2% or $761,000 in 1996 versus year ago results. Both higher account volumes and higher fee rates contributed to the increase in this category. Other income was down slightly from $1,780,000 in 1995 to $1,712,000 in 1996. Overall, noninterest income increased $703,000 or 11.9% for the year.


                               Exhibit 13.1 - 29

         Noninterest expenses increased $1,824,000 or 8.4% in 1996 versus 1995. Salary and benefit expenses were up 11.2% and accounted for $1,202,000 of this increase. The higher salary expense reflects costs for additional employees at two new in-store branches, two loan production offices, support and branch personnel from the Sutter Buttes acquisition, fringe benefits and normal salary increases. Other expenses increased 5.7% or $622,000. Costs relating to customer deposit services, ATM networks, credit card servicing and telecommunications were up $698,000 or 46.4%. These costs reflect higher volumes related to the products and new computer networks. Provision for OREO valuation allowance, professional fees, advertising and promotional expenses also significantly increased. A 1996 decrease in FDIC insurance of $647,000 or 94.6% helped offset the higher operating costs.
         Assets of the Company totaled $694,859,000 at December 31, 1996 which was an increase of $91,305,000 from 1995 ending balances.
         For 1996 the Company realized a return on assets of 1.18% and a return on shareholders' equity of 13.0% versus 1.22% and 13.8% in 1995. The Company ended 1996 with a leverage ratio of 8.99%, a Tier 1 capital ratio of 12.3% and a total risk-based capital ratio of 13.6%.
     Management's continuing goal for the Bank is to deliver a full array of competitive products to its customers while maintaining the personalized customer service of a community bank. We believe this strategy will provide continued growth and above average returns for our shareholders.


                               Exhibit 13.1 - 30

(A) Results of Operations

                                                                                 Years Ended December 31,
                                                                 1996          1995         1994         1993(1)        1992(1)
                                                                    (in thousands, except earnings per share amounts)
Interest income:
Interest and fees on loans                                   $  38,227     $ 33,776     $ 30,641     $ 31,795      $ 33,695
Interest on investment securities--taxable                      10,409       11,706       12,247        8,585         6,170
Interest on investment securities--tax exempt(2)                   207          272          401          426           489
Interest on federal funds sold                                     392          371          123          329           129
                                                             --------------------------------------------------------------
  Total interest income                                         49,235       46,125       43,412       41,135        40,483

Interest expense:
Interest on deposits                                            17,201       16,231       13,902       13,006        15,427
Interest on short-term borrowing                                   359          526          719          739            65
Interest on long-term debt                                       1,619        1,231        1,059          251           108
                                                             --------------------------------------------------------------
  Total interest expense                                        19,179       17,988       15,680       13,996        15,600
                                                             --------------------------------------------------------------
  Net interest income                                           30,056       28,137       27,732       27,139        24,883
Provision for loan losses                                          777          335          316        1,858         2,101
                                                             --------------------------------------------------------------
  Net interest income after provision
    for loan losses                                             29,279       27,802       27,416       25,281        22,782

Noninterest income:
Service charges, fees and other                                  6,636        5,943        5,048        5,304         5,205
Investment securities gains (losses), net                           --          (10)         (23)       1,421           367
                                                             --------------------------------------------------------------
  Total noninterest income                                       6,636        5,933        5,025        6,725         5,572
Noninterest expenses:
Salaries and employee benefits                                  11,989       10,787       10,550        9,072         8,460
Other, net                                                      11,496       10,874       11,508       11,152         9,570
                                                             --------------------------------------------------------------
  Total noninterest expenses                                    23,485       21,661       22,058       20,224        18,030
                                                             --------------------------------------------------------------
Net income before income taxes                                  12,430       12,074       10,383       11,782        10,324
Income taxes                                                     5,037        4,915        4,350        4,779         4,113
Tax equivalent adjustment(2)                                        87          114          172          188           211
                                                             --------------------------------------------------------------
  Net income                                                  $  7,306      $ 7,045      $ 5,861      $ 6,815       $ 6,000
                                                             ==============================================================
Primary earnings per common share(3)                          $   1.56      $  1.46      $  1.18      $  1.42       $  1.46
Fully diluted earnings per common share(3)                    $   1.55      $  1.45      $  1.18      $  1.40       $  1.46
Selected Balance Sheet Information
Total Assets                                                  $694,859     $603,554     $593,834     $575,897      $492,404
Long-term Debt                                                  24,281       26,292       18,499        7,144           907
Preferred Stock                                                     --           --        3,899        3,899         6,086

(1)Restated on a historical basis to reflect the July 21, 1994 acquisition of Country National Bank on a pooling-of-interests basis.
(2)Interest on tax-free securities is reported on a tax equivalent basis of 1.72 for 1996, 1.72 for 1995, 1.75 for 1994,
   1.79 for 1993,  and 1.76 for 1992.
(3)Restated on a  historical  basis to reflect the 5-for-4  stock split  effected
   September 22, 1995.

                               Exhibit 13.1 - 31

Net Interest Income/Net Interest Margin
     Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.
     Net  interest  income  for  1996  totaled  $30,056,000  which  was up  6.8%
($1,919,000) over the prior year. Average outstanding loan balances of $368,550,000 for 1996 reflected a 19.5% increase over 1995 balances. These higher balances contributed an additional $6,578,000 to interest income and was the major factor in the improvement in net interest income. The average yield received on loans fell 58 basis points to 10.37% which offset interest income by $2,127,000. The reduction of the loan yields was due to increased market competition and also in part to the acquisition of Sutter Buttes Savings Bank in October of 1996. A high percentage of Sutter Buttes' loans were mortgage loans with fixed interest rates averaging less than 8%. Average balances of investment securities decreased $26,983,000 (12.8%) as these monies were deployed into loans. The lower volume of securities resulted in a decrease in interest income of $1,546,000.
     Interest expense increased $1,191,000 (6.6%) in 1996 over 1995. Higher volumes in all interest bearing liability categories except savings accounts and long term debt accounted for the increase. Interest expense on time deposits was up $1,230,000 due to higher average balances of $22,390,000 in 1996. Average rates paid on interest bearing liabilities in 1996 were down only 1 basis point to 4.05% which had a small favorable effect on interest expense. Net interest margin for 1996 was 5.37% versus 5.36% in 1995.
     In 1995 net interest income increased $405,000 (1.5%) to $28,137,000. The interest income component increased $2,713,000 (6.3%) to $46,125,000. Rates received on loans in 1995 averaged 10.95% which was 85 basis points higher than rates received in 1994. The higher rates accounted for the majority of the increase in interest income. Average loans outstanding also increased modestly in 1995 as did rates received on securities and Federal Funds sold. These increases were offset in part by an 8.1% ($18,411,000) decrease in average balances of investment securities which resulted in a reduction of $1,052,000 in interest income.
     For 1995 the interest expense component increased $2,308,000 (14.7%) to $17,988,000 over 1994. Most of this increase can be attributed to higher rates paid on time certificates of deposit in 1995. The average rate paid on time certificates increased 133 basis points or 32% over the 1994 average. This large increase was due to the local competitive market environment. During part of the year, Management did not raise the rates to meet the local competition and as a result some deposit runoff was experienced. For the year, average balances on interest-bearing deposits decreased $9,118,000 (2.2%). The higher rates on time certificates also caused customers to shift some funds from savings to time certificates. Average balances in savings accounts decreased $44,572,000 (21.1%) as time certificate balances increased $35,179,000 (27.1%). The effect of the changes in the net interest income and the average balances of the interest earning assets and the interest-bearing liabilities resulted in an overall increase of 18 basis points in net interest margin. Net interest margin for 1995 was 5.36% versus 5.18% in 1994.
     Table One, Analysis of Net Interest Margin on Earning Assets, and Table Two, Analysis of Volume and Rate Changes on Net Interest Income and Expenses, are provided to enable the reader to understand the components and past trends of the Bank's interest income and expenses. Table One provides an analysis of net interest margin on earning assets setting forth average assets, liabilities and shareholders' equity; interest income earned and interest expense paid and average rates earned and paid; and the net interest margin on earning assets. Table Two presents an analysis of volume and rate change on net interest income and expense.

                               Exhibit 13.1 - 32

Table One:  Analysis of Net Interest Margin on Earning Assets

                                          1996                             1995                             1994
                              Average              Yield/      Average              Yield/      Average             Yield/
Assets                       Balance(1)  Income     Rate      Balance(1)  Income     Rate      Balance(1)  Income    Rate
                                                                  (dollars in thousands)
Earning assets:
  Loans(2),(3)               $368,550     38,227  10.37 %     $308,473    $33,776   10.95%     $303,497  $30,641    10.10%
  Securities - taxable        180,836     10,409   5.76 %      207,163     11,706    5.65%      224,447   12,247     5.46%
  Securities - nontaxable(4)    2,386        207   8.68 %        3,042        272    8.93%        4,169      401     9.62%
  Federal funds sold            7,405        392   5.29 %        6,702        371    5.54%        3,727      123     3.30%
                             ---------------------------------------------------------------------------------------------
    Total earning assets      559,177     49,235   8.80 %      525,380     46,125    8.78%      535,840   43,412     8.10%

Cash and due from banks        31,867                           29,150                           31,935
Premises and equipment         14,068                           13,206                           13,151
Other assets, net              23,046                           19,537                           19,240
Less:  Unrealized loss
  on securities                (1,841)                          (3,156)                          (3,538)
Less:  Allowance for loan
  losses                       (5,597)                          (5,636)                          (5,917)
                             ---------                         --------                        ---------
Total assets                 $620,720                         $578,481                         $590,711

Liabilities and
shareholders' equity
Interest-bearing demand
  deposits                   $ 89,278      2,226   2.49 %     $ 81,408      2,000    2.46%     $ 81,133    2,066     2.55%
Savings deposits              163,637      5,032   3.08 %      166,637      5,167    3.10%      211,209    6,442     3.05%
Time deposits                 187,355      9,943   5.31 %      164,965      9,064    5.49%      129,786    5,394     4.16%
Federal funds purchased         6,485        359   5.54 %        1,953        120    6.14%        3,726      174     4.67%
Repurchase agreements           9,828        603   6.14 %        6,696        406    6.06%       10,727      545     5.08%
Long-term debt                 17,434      1,016   5.83 %       21,416      1,231    5.75%       20,637    1,059     5.13%
                             ---------------------------------------------------------------------------------------------
    Total interest-bearing
      liabilities             474,017     19,179   4.05 %      443,075     17,988    4.06%      457,218   15,680     3.43%

Noninterest-bearing
  deposits                     79,843                           76,184                           79,776
Other liabilities              10,776                            8,196                            6,014
Shareholders' equity           56,084                           51,026                           47,703
                             ---------                         --------                        ---------
    Total liabilities and
    shareholders' equity     $620,720                         $578,481                         $590,711

Net interest rate spread(5)                        4.76 %                            4.72%                           4.67%

Net interest income/net
  interest margin(6)                     $30,056   5.37 %                 $28,137    5.36%               $27,732     5.18%


(1)Average balances are computed  principally  on the basis of daily balances.
(2)Nonaccrual loans are included.
(3)Interest income on loans includes fees on loans of $1,926,000 in 1996, $1,676,000 in 1995, and $1,701,000 in 1994.
(4)Interest income is stated on a tax equivalent basis of 1.72 in 1996, 1.72 for 1995, and 1.75 for 1994.
(5)Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(6)Net interest margin is computed by dividing net interest income by total average earning assets.

                               Exhibit 13.1 - 33

Table Two:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses

                                                           1996 over 1995                          1995 over 1994
                                                                 Yield/                                 Yield/
                                                  Volume         Rate (4)    Total        Volume        Rate (4)    Total
                                                                            (dollars in thousands)
Increase (decrease) in
  interest income:
    Loans(1),(2)                                 $  6,578     $ (2,127)    $  4,451        $ 502      $ 2,633      $ 3,135
    Investment securities(3)                       (1,546)         184       (1,362)      (1,052)         382         (670)
    Federal funds sold                                 39          (18)          21           98          150          248
                                                 --------------------------------------------------------------------------
      Total                                         5,071       (1,961)       3,110         (452)       3,165        2,713
Increase (decrease) in interest expense:
    Demand deposits
      (interest-bearing)                              193           33          226            7          (73)         (66)
    Savings deposits                                  (93)         (42)        (135)      (1,359)          84       (1,275)
    Time deposits                                   1,230         (351)         879        1,462        2,208        3,670
    Federal funds purchased                           278          (39)         239          (83)          29          (54)
    Repurchase agreements                             190            7          197         (205)          66         (139)
    Long-term borrowings                             (229)          14         (215)          40          132          172
                                                 --------------------------------------------------------------------------
      Total                                         1,569         (378)       1,191         (138)       2,446        2,308
                                                 --------------------------------------------------------------------------
Increase (decrease) in
  net interest income                            $  3,502     $ (1,583)    $  1,919       $ (314)       $ 719        $ 405
                                                 ==========================================================================
(1)  Nonaccrual loans are included.
(2)  Interest income on loans includes fees on loans of $1,926,000 in 1996, $1,676,000 in 1995, and $1,701,000 in 1994.
(3)  Interest income is stated on a tax equivalent basis of 1.72 in 1996, 1.72 for 1995, and 1.75 for.
(4)  The rate/volume variance has been included in the rate variance.

Provision for Loan Losses
     The 1996 provision for loan losses of $777,000 was a significant increase over the 1995 provision of $335,000. Net loan charge-offs for 1996 increased to $883,000 from $363,000 in 1995. Consumer installment loans which include credit cards accounted for all of the increase. Management has implemented new credit review procedures and contracted with outside credit collection agencies to help improve the credit card portfolio performance. The 1996 charge-offs represented 0.24% of average loans outstanding versus 0.12% the prior year. Nonperforming loans were 2.06% of total loans at year end versus 0.76% in 1995. The allowance for loan losses to nonperforming loans was 67% versus 226% at the end of 1995. (See balance sheet analysis "Allowance for Loan Losses" for further discussion.)
     The Bank provided $335,000 for loan losses in 1995 which was a slight increase over the 1994 provision of $316,000. This provision essentially maintained the allowance for loan losses at a constant level as the provision and loan recoveries were just $28,000 less than the loans charged off. Net charge-offs for the year were only 0.12% of average loans outstanding which was reflective of the continuing quality of the loan portfolio. Net charge-offs for 1994 were .22% of average loans. Nonperforming loans were 0.76% of total loans at year end versus 0.37% in 1994. The allowance for loan losses to nonperforming loans was 226% versus 489% at the end of 1994.

Service Charges and Fees and Other Income
     For 1996 service charge and fee income was up 18.3% to $4,924,000 over 1995 results. The growth came from higher account volumes and some selective fee increases. Other income reflected a small decrease overall on a year over year basis. However, within this category commissions on the sale of annuities and mutual funds increased $355,000 or 39.5%. This favorable change was offset by decreases in nonrecurring items from 1995 levels.


                               Exhibit 13.1 - 34

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

Securities Transactions
     No securities were sold in 1996. The Bank was able to fund loan growth through the maturities of investment securities and growth in deposits.
     The Bank had very few securities transactions in 1995. It realized a total net loss of $10,000 for the year on sales of securities. The flat yield curve present for most of 1995 presented few opportunities to invest at rates attractive to Bank Management.

Salaries and Benefits
     Salary and benefit expenses were up $1,202,000 or 11.2% from the 1995 levels to total $11,989,000 in 1996. Increases in staffing levels for the Bakersfield and Sacramento loan offices, the Grass Valley in-store branch, nine months of staffing for the Chico in-store branch and the addition of staff from the Sutter Buttes Savings Bank acquisition as well as normal salary progression contributed to the increase. Components of salaries and benefits which increased significantly included; Base salary and wages, $536,000; commissions on annuities and mutual funds, $75,000; retirement plans, $193,000; and deferred income plan, $208,000.
     Salary and benefit expenses increased 2.25% or $237,000 in 1995. Base salaries increased $259,000 (3.6%) and were reflective of the full year effect of staffing for the in-store branches and normal salary reviews. Management incentive payments for 1995 were less than those for 1994, as approximately $245,000 in one time bonus and termination payments were made to Country National Bank employees in 1994. Group insurance expenses decreased 10.0% mostly due to a one time premium refund.

Other Expenses
     For 1996 other expenses increased $622,000 or 5.7%. Costs relating to customer deposit services, ATM networks, credit card servicing, and telecommunications were up $698,000 or 46.4%. These costs reflect higher volumes related to the products, new computer networks and business locations. Provision for OREO valuation allowance, advertising and promotional expenses also had significant increases. There were also one time costs related to the Sutter Buttes acquisition. A 1996 decrease in FDIC insurance of $647,000 or 94.6% helped offset the higher operating costs.
     Other expenses decreased $634,000 or 5.5% in 1995. In September the FDIC significantly reduced deposit insurance premiums retroactive to June 1995. For the year, the lower insurance premium and lower average deposits resulted in a favorable change of $478,000 from 1994. The absence of the one time merger costs (related to the Country National Bank (CNB) acquisition) of approximately $840,000 incurred in 1994 also favorably impacted other expenses in 1995. A 9.0% ($302,000) increase in premise and equipment expenses, which were mostly due to the full year effect of the in-store branches, partially offset these large decreases. Net increases in various other expenses totaled approximately $380,000 with no single expense classification being significant.

Provision for Taxes
     The effective tax rate on income was 40.8%, 41.1% and 42.62% in 1996, 1995, and 1994. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $1,359,000, $1,311,000 and $1,182,000 in these years. Tax-free income of $120,000, $158,000 and $229,000 from investment securities in these years helped to reduce the effective tax rate. In 1994 nondeductible expenses related to the CNB merger were incurred which increased the effective tax rate in that year.

                               Exhibit 13.1 - 35

Return on Average Assets and Equity
     The following table sets forth certain ratios for the Company for the last three years (using average balance sheet data):

                                              1996         1995       1994

Return on total assets                        1.18%       1.22%        .99%
Return on shareholders' equity               13.03%      13.81%      12.29%
Return on common shareholders' equity        13.03%      13.95%      12.42%
Shareholders' equity to total assets          8.75%       8.82%       8.06%
Common shareholders' equity to total assets   8.75%       8.82%       7.42%
Common shareholders' dividend payout ratio   36.22%      24.10%      23.97%

     For 1996 return on assets reflected a slight decrease from 1.22% in 1995 to 1.18%. Net income increased at a lower rate than average assets. Return on assets rebounded in 1995 to 1.22% from the 0.99% achieved in 1994. The higher return was achieved through improved earnings applied to average assets which were $12,230,000 lower in 1995.
     Return on shareholders' equity fell to 13.0% in 1996 from 13.8% in 1995. The lower ROE resulted from average capital increasing 9.9% while net income increased 3.7%. The return on shareholder's equity improved to 13.8% in 1995 versus the 12.3% return achieved in 1994. The improved ROE for 1995 was reflective of both increased earnings and higher average shareholders' equity.
     The acquisition of the nine Wells Fargo branches in 1997 should favorably affect ROE as earnings should increase without additional capital being required. Conversely, ROA should decrease until loans can be made as most of the funds will be invested in securities which have lower yields than loans.
     Since all of the Company's preferred shares have been redeemed, the return on shareholders' equity and the return on common shareholders' equity for 1996 are the same. In 1995 and 1994 the difference between the return on Common shareholders' equity and return on shareholders' equity had been narrowing. This change was due to the reduction of the dividend amounts paid for preferred stock dividends. In August of 1995, the Company had redeemed its Series B Preferred Stock and in December of 1993, it had redeemed its Series C Preferred Stock. The annual dividend requirements for these two issues were $420,000 and $229,000 respectively.
     The assets added by the Sutter Buttes acquisition contributed to the decrease in the Shareholders' equity to assets ratio for 1996 to 8.75% from 8.82%. In 1995, the total shareholders' equity to asset ratio increased to 8.8% from 8.1%. The 1995 change reflected the combination of a reduction in average assets, increased earnings and the redemption of the Series B Preferred Stock.
     The Common shareholders' equity to assets ratio changed from 7.4% in 1994 to 8.8% in 1995 and 8.8% in 1996. These ratios are impacted by the same factors as the total equity ratios except for the direct effect of reduction in total capital for the redemption of the preferred stock issues.
     The dividend payout ratio increased to 36.2% in 1996 from 24.1% in 1995. The common dividends paid totaled $2,646,000 up from $1,639,000. The Company is well capitalized and so the higher dividend payout does not affect operations. In 1994, dividends paid to Common shareholders totaled $1,304,000. The resulting Common shareholders' dividend payout ratio of 24.1% in 1995 was .1% higher than the payout for 1994.

                               Exhibit 13.1 - 36

(B)  Balance Sheet Analysis

Loans
     The Bank concentrates its lending activities in four principal areas: commercial loans (including agricultural loans); consumer loans; real estate mortgage loans (residential and commercial loans and mortgage loans originated for sale); and real estate construction loans. At December 31, 1996, these four categories accounted for approximately 40%, 17%, 37%, and 6% of the Bank's loan portfolio respectively as compared to 48%, 20%, 26% and 6%, at December 31, 1995 The shift in the percentages was primarily due to the Sutter Buttes loans which consisted almost entirely of mortgage loans. The interest rates charged for the loans made by the Bank vary with the degree of risk, the size and maturity of the loans, the borrower's relationship with the Bank and prevailing money market rates indicative of the Bank's cost of funds.
     The majority of the Bank's loans are direct loans made to individuals, farmers and local businesses. The Bank relies substantially on local promotional activity, personal contacts by bank officers, directors and employees to compete with other financial institutions. The Bank makes loans to borrowers whose applications include a sound purpose, a viable repayment source and a plan of repayment established at inception and generally backed by a secondary source of repayment.
     At December 31, 1996 loans totaled $439,289,000 which was a 37.8% increase over the balances at the end of 1995. Internal growth accounted for about half of the increase and the Sutter Buttes acquisition added $60,815,000. Loan demand improved in 1996 as economic conditions rebounded from the slow growth of the prior several years. Additions to the loan staff and improved calling programs also helped generate new customers. With the acquisition of the nine Wells Fargo Bank branches completed in February 1997, Management anticipates the Bank will have the financing to aggressively pursue opportunities to further increase its loan production in 1997. The average loan to deposit ratio in 1996 was 70.8% as compared to 63.1% in 1995.
     Loan activity, while not robust in 1995, reflected some improvements over 1994 as average loans outstanding increased 1.6% to $308,473,000 and year end balances increased 3.8% to $318,766,000. The average loan to deposit ratio in 1995 was 63.1% versus 60.7% in 1994.
     In 1993 the Bank installed a new software system which resulted in some changes in the loan classifications. The classifications for 1992 have not been restated in the following table. The loan mix has remained fairly constant in the four years prior to 1996. As discussed above the mix changed this year with the addition of the Sutter Buttes loans.
     Management would anticipate that growth in 1997 will focus on the commercial and consumer elements of the portfolio.

Loan Portfolio Composite

                                                                              December 31,
                                                 1996              1995           1994                1993             1992
                                                                         (dollars in thousands)
Commercial, financial and
 agricultural                                $176,868          $152,173         $153,957          $140,750         $150,685
Consumer installment                           75,498            64,445           58,471            55,654           47,726
Real estate mortgage                          160,575            81,888           76,673            88,887           88,715
Real estate construction                       26,348            20,260           18,002            20,611           30,392
                                             ------------------------------------------------------------------------------
    Total loans                              $439,289          $318,766         $307,103          $305,902         $317,518
                                             ==============================================================================

Nonaccrual, Past Due and Restructured Loans
     During 1996 nonperforming assets increased $7,389,000 to a total of $10,453,000 at December 31, 1996. Nonaccrual loans accounted for most of the change. Commercial loans secured by nonfarm nonresidential real estate increased $3,686,000 to a total of $4,350,000. Loans to one borrower accounted for $2,322,000 of that total. There were several loans totaling about $1,000,000 in the process of being renewed which were more than 90 days past due. Also, as loan balances outstanding increase, some increase in nonperforming loans can be expected. The increase in nonperforming loans was also due in part to more stringent policies for removing poorly performing loans from nonaccrual status and to change in local economy. Management has not changed underwriting standards that should materially affect the risk in the loan portfolio. The ratio of nonperforming loans to total loans at December 31, 1996 was 2.06% versus .76% at the end of 1995. Classifications of nonperforming loans as a percent of the total at the end of 1996 were as follows: secured by real estate, 79%; loans to farmers, 1%; commercial loans, 18%; and consumer loans, 2%. Management has implemented some new monitoring procedures in an effort to improve the timeliness of payments and collections, and actively manage the level of nonperforming loans.


                               Exhibit 13.1 - 37

     Nonperforming assets at December 31, 1995 totaled $3,064,000 which was a 6.3% decrease from 1994. The OREO component had a significant decrease from $2,124,000 in 1994 to $631,000 in 1995. However, this decrease was offset in great part by an increase in nonperforming loans. They increased from $1,146,000 in 1994 to $2,433,000 in 1995. The nonperforming loans at December 31, 1995 consisted of numerous lower value loans with the largest being about $188,000. With this increase, the ratio of nonperforming loans to total loans was .76% as compared to .37% in 1994.
     Commercial, real estate and consumer loans are reviewed on an individual basis for reclassification to nonaccrual status when any one of the following occurs: the loan becomes 90 days past due as to interest or principal, the full and timely collection of additional interest or principal becomes uncertain, the loan is classified as doubtful by internal credit review or bank regulatory agencies, a portion of the principal balance has been charged off, or the Bank takes possession of the collateral. The reclassification of loans as nonaccrual does not necessarily reflect Management's judgment as to whether they are collectible.
     Interest income is not accrued on loans where Management has determined that the borrowers will be unable to meet contractual principal and/or interest obligations, unless the loan is well secured and in process of collection. When a loan is placed on nonaccrual, any previously accrued but unpaid interest is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection on principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of Management, the loans are estimated to be fully collectible as to both principal and interest.
     Interest income on nonaccrual loans which would have been recognized during the year ended December 31, 1996, if all such loans had been current in accordance with their original terms, totaled $902,000. Interest income actually recognized on these loans in 1996 was $493,000.
     The Bank's policy is to place loans 90 days or more past due on nonaccrual status. In some instances when a loan is 90 days past due Management does not place it on nonaccrual status because the loan is well secured and in the process of collection. A loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 30 days. Loans where the collateral has been repossessed are classified as OREO or, if the collateral is personal property, the loan is classified as other assets on the Company's financial statements.
     Management considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans. Alternatives that are considered are foreclosure, collecting on guarantees, restructuring the loan or collection lawsuits.


                               Exhibit 13.1 - 38

     The following table sets forth the amount of the Bank's nonperforming assets as of the dates indicated.

                                                                             December 31,
                                                1996              1995           1994                1993             1992
                                                                        (dollars in thousands)

Nonaccrual loans                             $ 9,044           $ 2,213          $ 1,122           $ 1,595          $  583
Accruing loans past due
  90 days or more                                 20               220               24               126           1,611
                                             -----------------------------------------------------------------------------
    Total nonperforming loans                  9,064             2,433            1,146             1,721           2,194
Other real estate owned                        1,389               631            2,124             3,624           1,860
                                             -----------------------------------------------------------------------------
    Total nonperforming assets               $10,453           $ 3,064          $ 3,270           $ 5,345         $ 4,054
                                             =============================================================================
Nonincome producing investments
  in real estate held by Bank's real
  estate development subsidiary              $ 1,173           $ 1,173          $ 1,173           $ 1,172         $ 1,240

Nonperforming loans to total loans              2.06%              .76%             .37%              .56%            .69%
Allowance for loan losses to nonper-
  forming loans                                   67%              229%             489%              347%            219%
Nonperforming assets to total assets            1.50%              .51%             .55%              .93%            .82%
Allowance for loan losses to nonper-
  forming assets                                  58%              182%             171%              112%           118%


Allowance for Loan Losses Activity
     In determining the adequacy of the allowance for loan losses, Management relies primarily on its review of the loan portfolio both to ascertain whether there are probable losses to be recorded and to assess the loan portfolio in the aggregate. Problem loans are examined on an individual basis to determine estimated probable loss. In addition, Management considers current and projected loan mix and loan volumes, historical net loan loss experience for each loan category and current and anticipated economic conditions affecting each loan category. Loan growth and the addition of the Sutter Buttes loans in 1996 resulted in a change in the mix of loans outstanding at the end of the year versus year end 1995. The types of mortgage loans Sutter Buttes held in its portfolio generally require a lower allowance for loan losses. Consequently, the allowance for loan losses to total loans at December 31, 1996 was 1.39% versus 1.75% at the end of 1995.
     The primary risk elements considered by Management with respect to installment and residential real estate loans is lack of timely payment and the value of the collateral. The primary risk elements considered by Management with respect to its credit card portfolio are general economic conditions, timeliness of payments and the potential for fraud and over limit credit draws. The primary risk elements considered by Management with respect to real estate construction loans are the financial condition of borrowers, fluctuations in real estate values in the Bank's market areas, fluctuations in interest rates, timeliness of payments, the availability of conventional financing, the demand for housing in the Bank's market areas and general economic conditions. The primary risk elements with respect to commercial loans are the financial condition of the borrower, general economic conditions in the Bank's market area, the sufficiency of collateral, the timeliness of payment and, with respect to adjustable rate loans, interest rate fluctuations.


                               Exhibit 13.1 - 39

     Based on the current conditions of the loan portfolio, Management believes that the $6,097,000 allowance for loan losses at December 31, 1996 is adequate to absorb probable losses inherent in the Bank's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

     The following table summarizes, for the years indicated, the activity in the allowance for loan losses:

                                                                             December 31,
                                                1996              1995           1994                1993           1992
                                                                        (dollars in thousands)

Balance, beginning of year                 $   5,580         $   5,608         $  5,973         $   4,798     $    4,156
Provision charged to operations                  777               335              316             1,858          2,101
Loans charged off:
Commercial, financial and
  agricultural                                  (283)             (149)            (338)             (653)          (875)

Consumer installment                            (909)             (432)            (712)             (622)          (719)
Real estate mortgage                              --                --               --                --            (23)
                                           ------------------------------------------------------------------------------
Total loans charged-off                       (1,192)             (581)          (1,050)           (1,275)        (1,617)

Recoveries:
Commercial, financial and
  agricultural                                   243                98              205               380            106
Consumer installment                              66               120              164               212             52
                                           ------------------------------------------------------------------------------
Total recoveries                                 309               218              369               592            158
                                           ------------------------------------------------------------------------------
Net loans charged-off                           (883)             (363)            (681)             (683)        (1,459)

Balance added through acquisition                623                --               --                --             --
                                           ------------------------------------------------------------------------------
Balance, year end                          $   6,097         $   5,580         $  5,608         $   5,973     $    4,798
                                           ==============================================================================

Average total  loans                        $368,550          $308,473         $303,497          $314,691       $318,839

Ratios:
Net charge-offs during period
  to average loans outstanding
  during period                                  .24%              .12%             .22%              .22%           .46 %
Provision for loan losses to aver-
  age loans outstanding                          .21%              .11%             .10%              .59%           .66 %
Allowance to loans at year end(1)               1.39%             1.75%            1.83%             1.95%          1.51 %

(1) Banker's acceptances and commercial paper are not included.


                               Exhibit 13.1 - 40

     As part of its loan review process, Management has allocated the overall allowance based on specific identified problem loans and historical loss data. The following tables summarize the allocation of the allowance for loan losses at December 31, 1996 and 1995.

                                                     December 31, 1996
                                                  (dollars in thousands)
                                                                 Percent of
                                                                loans in each
                                                                 category to
Balance at End of Period Applicable to:           Amount         total loans

Commercial, financial and agricultural            $ 2,457            40.3%
Real Estate--construction                             366             6.0%
Real Estate--mortgage                               2,231            36.6%
Installment loans to individuals                    1,043            17.1%
                                                  ------------------------
                                                  $ 6,097           100.0%

                                                     December 31, 1995
                                                  (dollars in thousands)
                                                                 Percent of
                                                                loans in each
                                                                 category to
Balance at End of Period Applicable to:           Amount         total loans

Commercial, financial and agricultural            $ 3,932            47.7%
Real Estate--construction                              --             6.4%
Real Estate--mortgage                                 355            25.7%
Installment loans to individuals                    1,293            20.2%
                                                  ------------------------
                                                  $ 5,580           100.0%



Investment in Real Estate Properties
At December 31, 1996 and 1995, $1,173,000 of property was held by a subsidiary of the Bank for the purposes of development. In 1996 the FDIC directed the Bank to divest the properties held by TCB Real Estate Corp. and to terminate its operations. The Bank and FDIC have agreed to a plan that will accomplish the divestiture by June 30, 1999.


Other Real Estate Owned
     The December 31, 1996 balance of Other Real Estate Owned (OREO) was $1,389,000 versus $631,000 in 1995. One property accounted for $557,000 of the 1996 total. Properties foreclosed in 1996 and remaining in the Bank's possession at year end were valued at $1,175,000 net of a valuation allowance of $101,600. The Bank disposed of properties with a value of $668,000 in 1996. OREO properties consist of a mixture of land, single family residences and commercial buildings. OREO had decreased $1,493,000 in 1995.

                               Exhibit 13.1 - 41

Deposits
     Total deposits at December 31, 1996 had increased $79,428,000 (15.4%) to $595,621,000 over the 1995 year end balances. On the date of closing in October 1996, Sutter Buttes had deposits totaling $56,023,000. Because of these acquired deposits, growth occurred in all deposit categories. Certificates of deposit with balances over $100,000 increased from $13,439,000 in 1995 to $32,889,000.
Of the increase, $6,000,000 was attributable to a State of California CD, approximately $5,500,000 was from Sutter Buttes and the balance was from internal growth. Prior to 1996, the Bank paid lower rates on CD's over $100,000 than it did on CD's under $100,000. This policy was changed in 1996.
     Deposits at December 31, 1995 were up 5.1% to $516,193,000 over the 1994 year end balances. In-store deposits almost doubled in 1995 ending the year at $29,605,000. There was growth in both the interest-bearing and noninterest-bearing demand deposits. However, most of the growth was attributable to time certificates of deposit (CD's). They increased $49,334,000 or 37.7% during 1995. At the same time, savings deposits decreased $29,321,000 (15.4%). Depositors moved funds from savings to CD's as the yields on CD's often were 200-300 basis points higher. The local market conditions dictated the high CD rates. The increase of $12.3 million in the over $100,000 CD category was largely attributable to a $9.0 million deposit from the State of California. This deposit had a 90 day maturity and was renewable at the Bank's option.

Accrued Interest Payable
     At December 31, 1996, accrued interest payable reflected a decrease of $115,000 to $3,047,000. The decrease was mainly due to lower rates of interest being accrued on time certificates of deposit. At December 31, 1995, the balance of accrued interest payable was $3,162,000 which was an increase of $1,402,000 over the 1994 year end. This increase was attributable to the higher rates and balances in time certificates of deposit.

Long-Term Debt
     In 1996 the Bank made principal payments of $2,011,000 on long term debt obligations. No new long term debt was incurred.
     During 1995 the Bank  incurred  long term debt in the amount of  $9,828,000 with a term of two years. This debt was in the form of a repurchase agreement. The Bank also retired $2,000,000 of long term debt during the year.

Equity
See Note U in the financial statements for a discussion of regulatory capital requirements. With the inclusion of the deposits and assets acquired by the purchase of the deposits of nine branches from Wells Fargo Bank, both the Bank and the Company will continue to be well capitalized. Management believes that the Company's capital is adequate to support anticipated growth, meet the cash dividend requirements of the Company and meet the future risk-based capital requirements of the Bank and the Company.

Liquidity and Interest Rate Sensitivity
     Liquidity refers to the Bank's ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet. Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Consolidated Statement of Cash Flows. Net cash used by investing activities totaled approximately
($25,830,000) in 1996. The loan growth was responsible for the major use of funds in this category.
     Liquidity is generated from liabilities through deposit growth and short-term borrowings. These activities are included under financing activities in the cash flow statement. In 1996 funds totaling $24,591,000 were provided by financing activities. Deposit growth and Federal funds borrowed provided funds amounting to $28,400,000. The Bank also had available correspondent banking lines of credit totaling $45,100,000 at year end. While these sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions.


                               Exhibit 13.1 - 42

     Liquidity is also provided or used through the results of operating activities. In 1996 operating activities used cash of ($11,803,000).
     Since the adoption of SFAS 115 January 1, 1994, Management has targeted the available-for-sale portfolio (AFS) to be maintained at 35-40% of the total securities holdings. The AFS securities plus cash in excess of reserve requirements totaled $109,202,000 which was 15.7% of total assets at year end. This was down from $133,610,000 and 22.1% at the end of 1995. Subsequent to the end of 1996, the Board of Directors approved Management's recommendation that up to 100% of the future securities purchases could be placed in the available-for-sale category. This allows for more flexibility in managing the investment portfolio.
     The overall liquidity of the Bank is enhanced by the sizable core deposits which provide a relatively stable funding base. The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in the following table. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available. The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank's option. At December 31, 1996 and 1995 the Bank had $15,000,000 and $9,000,000 respectively, of these State deposits.

Certificates of Deposit in Denominations of $100,000 or More

                                              Amounts as of
                                               December 31,
                                   1996            1995               1994
                                              (in thousands)
Time remaining until maturity:
Less than 3 months             $ 19,443           $ 9,985            $ 401
3 months to 6 months              3,396             2,909              717
6 months to 12 months             7,480               545               --
More than 12 months               2,570                --               --
                               --------------------------------------------
  Total                        $ 32,889          $ 13,439          $ 1,118

     Loan demand also affects the Bank's liquidity position. The following table present the maturities of performing loans at December 31, 1996.


Loan Maturities - December 31, 1996

                                                                                 After
                                                                                One But
                                                               Within           Within            After 5
                                                              One Year          5 Years            Years            Total
                                                                                      (in thousands)
Loans with predetermined interest rates:
  Commercial, financial and agricultural                        $ 6,318         $ 24,362          $ 29,841         $ 60,521
  Consumer installment                                            5,278           13,577             8,066           26,921
  Real estate mortgage                                            2,294           15,266            34,870           52,430
  Real estate construction                                        5,285              100                76            5,461
                                                                -----------------------------------------------------------
                                                                 19,175           53,305            72,853          145,333

Loans with floating interest rates:
  Commercial, financial and agricultural                         57,894           26,575            31,878          116,347
  Consumer installment                                           16,693            2,089            29,795           48,577
  Real estate mortgage                                           13,338           20,701            74,106          108,145
  Real estate construction                                       20,887               --                --           20,887
                                                                -----------------------------------------------------------
                                                                108,812           49,365           135,779          293,956
                                                                -----------------------------------------------------------
      Total loans                                              $127,987         $102,670          $208,632         $439,289
                                                                ===========================================================

                               Exhibit 13.1 - 43

     Interest rate sensitivity is a function of the repricing characteristics of the Bank's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity. Interest rate sensitivity management focuses on the maturity of assets and liabilities and their repricing during periods of changes in market interest rates. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in the Bank's current portfolio that are subject to repricing at various time horizons. The differences are known as interest sensitivity gaps. As reflected in the following repricing tables, the Bank had a liability sensitive position at December 31, 1996 and 1995. This gap position would indicate that as interest rates rise, the Bank's earnings should be adversely impacted and conversely, as interest rates fall, earnings should be favorably impacted. Because the Bank's deposit liabilities do not reprice immediately with changes in interest rates, in recent years of moderate interest rate changes the Bank's earnings have reacted as though the gap position is slightly asset sensitive.


Interest Rate Sensitivity - December 31, 1996

                                                                          Repricing within:
                                               3               3 - 6           6 - 12            1 - 5            Over
                                            months            months           months            years           5 years
                                                                       (dollars in thousands)
Interest-earning  assets:
    Securities                             $  15,546          $  4,216         $ 12,142           $95,132       $  42,993
    Loans                                    236,821            36,833           16,808            53,698          95,129
                                           -------------------------------------------------------------------------------
Total interest-earning assets              $ 252,367          $ 41,049         $ 28,950          $148,830        $138,122

Interest-bearing liabilities
    Transaction deposits                   $ 269,967            $   --           $   --           $    --         $    --
    Time                                      83,191            60,702           71,022             9,860              --
    Short-term borrowings                      4,900                --               --                --              --
    Long-term borrowings                       8,003                 3            9,834             5,978             463
                                           -------------------------------------------------------------------------------
Total interest-bearing liabilities         $ 366,061          $ 60,705         $ 80,856          $ 15,838      $      463
                                           -------------------------------------------------------------------------------
Interest sensitivity gap                   $(113,694)         $(19,656)       $ (51,906)         $132,992        $137,659
Cumulative sensitivity  gap                 (113,694)         (133,350)        (185,256)          (52,264)         85,395
As a percentage of earning assets:
 Interest sensitivity gap                    (18.66%)           (3.23%)         (8.52%)             21.83%          22.59%

  Cumulative sensitivity gap                 (18.66%)          (21.89%)         (30.40%)            (8.58%)         14.01%


                               Exhibit 13.1 - 44

Interest Rate Sensitivity - December 31, 1995

                                                                          Repricing within:
                                               3               3 - 6           6 - 12            1 - 5            Over
                                            months            months           months            years           5 years
                                                                       (dollars in thousands)
Interest-earning assets:
    Securities                              $ 10,403         $   9,802         $ 17,195          $111,822       $  44,125
    Fed funds sold                            25,600                --               --                --              --
    Loans                                    190,443             7,262           14,336            40,123          66,602
                                           -------------------------------------------------------------------------------
Total interest-earning assets               $226,446          $ 17,064         $ 31,531          $151,945        $110,727

Interest-bearing liabilities
    Transaction deposits                    $245,793            $   --           $   --            $   --         $    --
    Time                                      56,402            88,906           29,263             5,520              --
    Long-term borrowings                       7,003                 3                6            18,128           1,152
                                           -------------------------------------------------------------------------------
Total interest-bearing liabilities          $309,198          $ 88,909         $ 29,269          $ 23,648      $    1,152
                                           -------------------------------------------------------------------------------
Interest sensitivity gap                    $(82,752)         $(71,845)       $   2,262          $128,297        $109,575
Cumulative sensitivity gap                   (82,752)         (154,597)        (152,336)          (24,039)         85,537
As a percentage of earning assets:
  Interest sensitivity gap                   (15.39%)          (13.36%)           0.42%             23.86%          20.38%

  Cumulative sensitivity gap                 (15.39%)          (28.75%)         (28.33%)            (4.47%)         15.91%

The maturity distribution and yields of the investment portfolios are presented in the following tables:

Securities Maturities and Weighted Average Yields - December 31, 1996

                                                                    After One Year  After Five Years
                                                       Within        but Through      but Through       After Ten
                                                      One Year       Five Years        Ten Years          Years           Total

                                                   Amount  Yield    Amount  Yield    Amount Yield    Amount  Yield     Amount  Yield
                                                                                (dollars in thousands)
Securities Held-to-Maturity
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies      $  1,085  5.72%  $ 21,942  6.17%  $    --    --   $    --     --    $ 23,027  6.15%

Mortgage-backed securities                             --    --      3,896  5.84%    9,289  6.11%   68,403   5.92%     81,588  5.93%
                                                 -----------------------------------------------------------------------------------
    Total securities held-to-maturit             $  1,275  5.45%  $ 26,367  6.08%  $ 9,289  6.11%  $68,403   5.92%   $105,334  5.94%

Securities Available-for-Sale

U.S. Treasury securities and obligations of
  U.S. government corporations and agencies      $ 14,304  5.68%  $ 15,914  5.94%  $    --    --        --     --    $ 30,218  5.81%
Obligations of states and political subdivisions      210  5.33%     1,113  5.31%      130  7.00%       --     --       1,453  5.46%
Mortgage-backed securities                             --    --        900  7.23%  $ 1,096  5.05%   28,265   5.58%     30,261  5.67%
Other securities                                       --    --         --    --        --    --     4,375     --       4,375    --
                                                 -----------------------------------------------------------------------------------
    Total securities available-for-sale          $ 14,514  5.67%  $ 17,927  5.31%  $ 1,226  7.00%  $32,640   5.58%   $ 66,307  5.46%
                                                 -----------------------------------------------------------------------------------
    Total all securities                         $ 15,789  5.66%  $ 44,294  5.96%  $10,515  5.26% $101,043   5.58%   $171,641  5.70%
                                                 ===================================================================================
    Less: unrealized loss on securities transferred from available-for-sale                                          $   (621)
    Less: unrealized loss on securities available-for-sale                                                               (991)
                                                                                                                     ---------
    Total                                                                                                            $170,029
                                                                                                                     =========

                               Exhibit 13.1 - 45

     The principal cash requirements of the Company are dividends on Common Stock when declared. The Company is dependent upon the payment of cash dividends by the Bank to service its commitments. The Company expects that the cash dividends paid by the Bank to the Company will be sufficient to meet this payment schedule.

Off-Balance Sheet Items
     The Bank has certain ongoing commitments under operating and capital leases. (See Note H of the financial statements for the terms.) These commitments do not significantly impact operating results.
     As of December 31, 1996 commitments to extend credit were the only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, options etc. Loan commitments increased to $118,991,000 from $78,441,000 at December 31, 1995. Much of the increase relates to credit cards. The commitments represent 27.1% of the total loans outstanding at year end 1996 versus 28.6% a year ago.

Disclosure of Fair Value
     The Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards Number 107, Disclosures about Fair Value of Financial Statements, requires the disclosure of fair value of most financial instruments, whether recognized or not recognized in the financial statements. The intent of presenting the fair values of financial instruments is to depict the market's assessment of the present value of net future cash flows discounted to reflect both current interest rates and the market's assessment of the risk that the cash flows will not occur.
     In determining fair values, the Bank used the carrying amount for cash, short-term investments, accrued interest receivable, short-term borrowings and accrued interest payable as all of these instruments are short term in nature. Securities are reflected at quoted market values. Loans and deposits have a long term time horizon which required more complex calculations for fair value determination. Loans are grouped into homogeneous categories and broken down between fixed and variable rate instruments. Loans with a variable rate, which reprice immediately, are valued at carrying value. The fair value of fixed rate instruments is estimated by discounting the future cash flows using current rates. Credit risk and repricing risk factors are included in the current rates. Fair value for nonaccrual loans is reported at carrying value and is included in the net loan total. Since the allowance for loan losses exceeds any potential adjustment for nonaccrual valuation, no further valuation adjustment has been made.
     Demand deposits, savings and certain money market accounts are short term in nature so the carrying value equals the fair value. For deposits that extend over a period in excess of four months, the fair value is estimated by discounting the future cash payments using the rates currently offered for deposits of similar remaining maturities.
     At 1996 year end, the fair values calculated on the Bank's assets are .02% below the carrying values versus .5% above the carrying values in 1995. The small change in the calculated fair value percentage relates to the securities and loan categories and is the result of minor changes in interest rates in 1996. (See Note Q of the financial statements)

                               Exhibit 13.1 - 46