Form 10-Q
period 1997-03-31
TRICO BANCSHARES /
filed 1997-05-05
CIK 356171

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1997                  Commission file number 0-10661
--------------------------------                  ------------------------------

                                TRICO BANCSHARES
             (Exact name of registrant as specified in its charter)


            California                                            94-2792841
------------------------------                               -------------------
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

                       Yes        X            No
                                -----                -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class:  Common stock, no par value

Outstanding shares as of May 5, 1997:     4,648,673

                                             TRICO BANCSHARES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (unaudited)
                                               (in thousands)



                                                                           March 31,         December 31,
                                                                        -----------------    -----------------
                                                                              1997                 1996
Assets:
Cash and due from banks                                                  $        47,665     $         52,231
Federal funds sold and repurchase agreements                                       7,000                    -
Securities held-to-maturity
 (approximate fair value $101,513 and $103,488)                                  102,107              104,713
Securities available-for-sale, net of
 unrealized gain(loss) of $(1,542) and $(991)                                    166,584               65,316
Loans, net of allowance for loan losses of $(5,866) and $(6,097)                 423,749              433,192
Premises and equipment, net                                                       16,117               14,717
Investment in real estate properties                                               1,227                1,173
Other real estate owned                                                            1,547                1,389
Accrued interest receivable                                                        4,732                4,572
Other assets                                                                      26,573               17,556
                                                                        -----------------    -----------------

     Total assets                                                        $       797,301      $       694,859
                                                                        =================    =================

Liabilities:
Deposits
 Noninterest-bearing demand                                              $       104,364      $       100,879
 Interest-bearing demand                                                         121,969               97,178
 Savings                                                                         220,958              172,789
Time certificates                                                                256,087              224,775
                                                                        -----------------    -----------------
     Total deposits                                                              703,378              595,621
Federal funds purchased                                                                -                4,900
Accrued interest payable and other liabilities                                    11,280                9,280
Long term borrowings                                                              21,278               24,281
                                                                        -----------------    -----------------

     Total liabilities                                                           735,936              634,082

Shareholders' equity:
Common stock                                                                      47,737               47,652
Retained earnings                                                                 14,905               14,076
Unrealized loss on securities available-for-sale, net                             (1,277)                (951)
                                                                        -----------------    -----------------

     Total shareholders' equity                                                   61,365               60,777
                                                                        -----------------    -----------------

     Total liabilities and shareholders' equity                          $       797,301      $       694,859
                                                                        =================    =================

                                        TRICO BANCSHARES
                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                           (unaudited)
                         (in thousands except earnings per common share)

                                                  For the three months
                                                    ended March 31,
                                              1997                    1996
Interest income:
  Interest and fees on loans               $    10,731             $     8,563
  Interest on investment
   securities-taxable                            2,944                   2,698
  Interest on investment                             -                       -
   securities-tax exempt                            68                      33
  Interest on federal funds sold                   215                     311
                                          -------------           -------------
     Total interest income                      13,958                  11,605
                                          -------------           -------------

Interest expense:
  Interest on deposits                           5,209                   4,153
  Interest on federal funds purchased               39                       -
  Interest on other borrowings                     360                     382
                                          -------------           -------------
     Total interest expense                      5,608                   4,535
                                          -------------           -------------

     Net interest income                         8,350                   7,070

Provision for loan losses                          600                      40
                                          -------------           -------------
    Net interest income after
     provision for loan losses                   7,750                   7,030

Noninterest income:
  Service charges and fees                       1,491                   1,119
  Other income                                     606                     347
                                          -------------           -------------
     Total noninterest income                    2,097                   1,466
                                          -------------           -------------

Noninterest expenses:
  Salaries and related expenses                  3,576                   2,959
  Other, net                                     3,716                   2,546
                                          -------------           -------------
     Total noninterest expenses                  7,292                   5,505
                                          -------------           -------------

Net income before income taxes                   2,555                   2,991

  Income taxes                                     991                   1,247
                                          -------------           -------------

     Net income                                  1,564                   1,744


Primary earnings per common share          $      0.32             $      0.38
                                          =============           =============
Fully diluted earnings per common share    $      0.32             $      0.37
                                          =============           =============

TRICO BANCSHARES
                                          CONDENSED CONSOLIDATED STATEMENTS OF
                                             CHANGES IN SHAREHOLDERS' EQUITY
                                                       (unaudited)
                                         (in thousands, except number of shares)





                                                Common stock
                                       -------------------------------                     Unrealized
                                           Number                          Retained          loss on
                                         of shares          Amount         earnings      securities, net         Total
                                       ---------------   -------------   -------------   -----------------    ------------
Balance,
 December 31, 1996                          4,641,223        $ 47,652        $ 14,076     $          (951)       $ 60,777

Exercise common stock
 options                                        4,150              33                                            $     33

Common stock cash
 dividends                                                                       (735)                           $   (735)

Change in unrealized loss
 on securities, net                                                                                  (326)       $   (326)

Stock option amortization                                          52                                            $     52

Net income, March 31, 1997                                                      1,564                            $  1,564
                                       ---------------   -------------   -------------   -----------------    ------------
Balance,
 March 31, 1997                             4,645,373        $ 47,737        $ 14,905      $       (1,277)       $ 61,365
                                       ===============   =============   =============   =================    ============

TRICO BANCSHARES
                              CONDENSED CONSOLIDATED STATEMENTS
                                        OF CASH FLOWS
                                       (in thousands)

                                                                    For the three months
                                                                      ended March 31,
                                                                  1997               1996
Operating activities:
Net income                                                        $       1,564      $       1,744
Adjustments to reconcile net income to net cash provided
 by operating activities:
    Provision for loan losses                                               600                 40
    Provision for losses on other real estate owned                          10                  -
    Depreciation and amortization                                           492                415
    Amortization of investment security discounts                           (10)                38
    Deferred income taxes                                                 4,452               (250)
    (Gain) loss on sale of OREO, net                                        (14)                 8
    (Gain) loss on sale of loans, net                                       (17)                (2)
    (Gain) loss on sale of fixed assets                                      (6)                 -
    Origination of loans held for sale                                   (4,481)            (7,645)
    Proceeds from loan sales                                              4,073              1,220
    Amortization of stock options                                            52                 52
    (Increase) decrease in interest receivable                             (160)               586
    Increase (decrease) in interest payable                               1,388                679
    (Increase) decrease in other assets and liabilities                  (3,523)               189
                                                                    ------------       ------------
         Net cash provided (used) by operating activities                 4,420             (2,926)

Investing activities:
    Proceeds from maturities of securities held-to-maturity               2,643              6,626
    Purchases of securities held-to-maturity                                  -             (2,520)
    Proceeds from maturities of securities available-for-sale            15,230              5,555
    Purchases of securities available-for-sale                         (117,036)            (2,035)
    Net (increase) decrease in loans                                      9,200             (4,417)
    Proceeds from sales of fixed assets                                       9                  -
    Purchases of premises and equipment                                  (1,137)              (941)
    Purchases and additions to real estate properties                       (54)                 -
    Proceeds from the sale of OREO                                           97                 98
    Net cash received from purchase of Wells Fargo branch deposits      140,000                  -
                                                                    ------------       ------------
         Net cash provided (used) by investing activities                48,952              2,366

Financing activities:
    Net increase (decrease) in deposits (excluding effects of
      purchase of Wells Fargo branch deposits                           (42,333)           (25,185)
    Repayment of fed funds purchased                                     (4,900)                 -
    Payments of principal on long-term debt agreements                   (3,003)            (2,003)
    Cash dividends - Common                                                (735)              (595)
    Exercise of common stock options                                         33                 31
                                                                    ------------       ------------
         Net cash provided (used) by financing activities               (50,938)           (27,752)
                                                                    ------------       ------------

         Increase (decrease) in cash and cash equivalents                 2,434            (28,312)
         Cash and cash equivalents at beginning of year                  52,231             65,273
                                                                    ------------       ------------
         Cash and cash equivalents at end of period               $      54,665      $      36,961
                                                                    ============       ============

Supplemental information:
    Cash paid for taxes                                           $           -      $         362
    Cash paid for interest expense                                $       4,220      $       3,856

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

The interim results for the three months ended March 31, 1997 and 1996 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 1996.

Note B - Acquisition

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

A preliminary summary of the deposit liabilities and limited assets acquired by Tri Counties Bank is shown below:

Total deposits (liabilities) acquired                             $150,090,000
Less assets acquired
         Furniture and fixtures                                        214,000
         Land and premises                                             585,000
         Loans                                                         183,000
                                                                    ----------
                  Total assets acquired                                982,000
Less premium paid for deposits                                       9,108,000
                                                                    ----------
Net cash received by Tri Counties Bank for the deposits acquired  $140,000,000
                                                                  ============

Note C - Recently Issued Accounting Pronouncements

In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of 1997 and at that time will restate earnings per share data for prior periods to conform with SFAS
128. Earlier application is not permitted.

SFAS 128 replaces current earnings per share reporting requirements and requires a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average common shares outstanding during the reported period. Diluted earnings per share reflects the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Bank's Stock Option Plans. Diluted earnings per share under SFAS 128 should not be significantly different than primary earnings per share currently reported for the periods.

Pro forma amounts for basic and diluted earnings per share assuming SFAS 128 had been in effect for the three months ended March 31, 1997 and 1996 are as follows:

                                            Three months ended March 31,
                                               1997              1996
         Basic earnings per share              $0.34             $0.39
         Diluted earnings per share            $0.32             $0.38

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

In addition to the historical information contained herein, this Quarterly Report contains certain forward-looking statements. The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, competition effects, fee and other noninterest income earned as well as other factors. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.


Overview

The Company earned $1,564,000 for the first quarter ended March 31, 1997 versus $1,744,000 in the prior year. Fully diluted earnings per share were $0.32 versus $0.37.

The 1997 first quarter pretax earnings were adversely impacted by startup costs related to the February 21, 1997 acquisition of deposits from nine branches formerly owned by Wells Fargo Bank, N.A. and higher quarter over quarter charge offs for credit cards and provisions for loan losses. As a result, first quarter 1997 pretax earnings decreased $436,000 to $2,555,000. Net interest income reflected growth of 18.1% to $8,350,000. The interest income component was up $2,253,000 (20.3%) due to higher quarter over quarter volume of both loans and securities and a 27 basis point increase in yields on securities. Average rates received on loans were lower by 78 basis points due primarily to the effect of lower rate mortgage loans acquired in the Sutter Buttes Savings Bank acquisition in the fourth quarter of last year. Interest expense increased $1,073,000
(23.7%) which was due entirely to increased volume of interest bearing liabilities as the overall rate on these liabilities was down only 6 basis points to 3.95%. Net interest margin was 5.14% for the first quarter of 1996 versus 5.29% in the prior year. A change in the asset and liability mix affected the net interest margin as the acquired deposits from Wells Fargo were invested in government securities and Sutter Buttes added mostly mortgage loans and time deposits. The net interest margin for 1997 will likely be somewhat lower than prior year levels until loan production replaces some of the investment securities.

Noninterest income reflected growth of 43.0% to a total of $2,097,000 for the first quarter of 1997 over the prior year. The service charge and fee income portion increased 33.2% to $1,491,000 due to an increase in account volumes and selective fee increases made in June 1996. Other income increased from $347,000 in 1996 to $606,000 in 1997. Commissions on the sale of mutual funds and annuities accounted for $97,000 of the increase. Earnings on life insurance which funds supplemental retirement programs totaled $60,000 versus an expense of $33,000 in 1996.

Noninterest expense increased $1,787,000 to $7,292,000 in the first quarter 1997 versus 1996. Direct costs related to the conversion of the nine Wells Fargo branches totaled $273,000. Operating costs for these branches during the quarter were $477,000 which includes $113,000 of core deposit and goodwill amortization. Salary and benefit expense not related to the nine branches, increased $394,000 or 13.3% on a quarter over quarter basis. The salary expense was higher due to increased staff from the Sutter Buttes acquisition, higher benefit costs and normal salary progression. Occupancy costs exclusive of the nine branches was $164,000 (19.0%) higher. Other expenses such as communications, telephone, ATM charges, office supplies, postage, promotion and advertising increased as a result of the Sutter Buttes and Wells Fargo branch acquisitions.

Assets of the Company totaled $797,301,000 at March 31, 1997 which was an increase of $102,442,000 (14.8%) and $218,695,000 (37.8%) from the December 31,
1996 and March 31, 1996 ending balances, respectively. Changes in earning assets from the prior year quarter end balances included: an increase in loans of $100,040,000 to $429,615,000; and an increase in securities of $83,619,000 to
$268,691,000.

For the first quarter of 1997 the Company had an annualized return on assets of 0.85% and a return on equity of 10.19% versus 1.18% and 12.92% in 1996. TriCo Bancshares ended the quarter with a leverage ratio of 8.1%, a Tier 1 capital ratio of 10.5% and a total risk-based capital ratio of 11.7%.

The following table provides a summary of the major elements of income and expense for the first quarter of 1997 compared with the first quarter of 1996.

                                          TRICO BANCSHARES
                                       CONDENSED COMPARATIVE
                                          INCOME STATEMENT
                          (in thousands, except earnings per common share)

                                            Three months
                                           ended March 31,        Percentage
                                        1997             1996       Change
                                        (in thousands, except      increase
                                         earnings per share)      (decrease)
Interest income                  $      13,993    $      11,629      20.3%
Interest expense                         5,608            4,535      23.7%
                                 --------------   --------------

Net interest income                      8,385            7,094      18.2%

Provision for loan losses                  600               40    1400.0%
                                 --------------   --------------

Net interest income after                7,785            7,054      10.4%
  provision for loan losses

Noninterest income                       2,097            1,466      43.0%
Noninterest expenses                     7,292            5,505      32.5%
                                 --------------   --------------

Net income before income taxes           2,590            3,015     -14.1%
Income taxes                               991            1,247     -20.5%
Tax equivalent adjustment1                  35               24      46.8%
                                 --------------   --------------

Net income                               1,564            1,744     -10.3%
                                 ==============   ==============

Primary earnings per common share         0.32             0.38     -15.8%






1Interest on tax-free securities is reported on a tax equivalent basis of 1.52 and 1.73 for March 31, 1997 and 1996 respectively.

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

For the three months ended March 31, 1997, interest income increased $2,364,000 or 20.3% over the same period in 1996. The average balance of total earning assets was higher by $115,944,000 which was a 21.6% increase. The acquisition of Sutter Buttes Savings Bank in the fourth quarter of 1996 and the purchase of deposits from Wells Fargo Bank in February 1997 helped contribute to the increase in earning assets. The average balances of loans outstanding and securities increased $112,199,000 and $11,104,000, respectively. These two volume increases accounted for additional interest income of $3,006,000 and $158,000. These increases were offset in part by a $7,359,000 or 31.1% decrease in the average balance of Federal Funds sold which resulted in a reduction in interest income of $97,000. The average rate received on loans in the first quarter of 1997 was 9.94% which was a decrease of 78 basis points from the first quarter last year. Interest income was negatively affected by $838,000 because of the lower rate. The large number of mortgage loans in the Sutter Buttes portfolio were the major cause in lowering the average rate for loans. However, the average rate received on securities rose 27 basis points to 5.97% which accounted for an $134,000 increase in interest income.

For the first quarter of 1997, interest expense increased by $1,073,000 or 23.7% over the year earlier period. Due to the two acquisitions, average balances of interest bearing liabilities increased in all categories from the previous year except for long-term debt. The higher volumes of interest bearing liabilities increased interest expense $1,215,000. The average rate paid on these liabilities decreased 6 basis points to 3.95% and accounted for a reduction of $142,000 in interest expense.

The combined effect of the increase in both interest income and interest expense for the first quarter of 1997 versus 1996 resulted in an increase of $1,291,000 or 18.2% in net interest income. Net interest margin was down 15 basis points from 5.29% to 5.14%. Net interest margin is affected by the rates received on earning assets, the mix of products i.e. loans and securities within the assets, the yields paid on interest bearing liabilities and the mix within these liabilities. As a result of the two acquisitions, all four of these variables changed in the first quarter as compared to the first quarter of last year. Management expects the net interest margin will continue to be somewhat lower in 1997 until higher loan volume can replace investment securities.

The following two tables provide summaries of the components of the interest income, interest expense and net interest margins on earning assets for the quarter ended March 31, 1997 versus the same period in 1996.

                                                     TRICO BANCSHARES
                                            ANALYSIS OF CHANGE IN NET INTEREST
                                                 MARGIN ON EARNING ASSETS
                                                      (in thousands)

                                                                   Three Months Ended
                                               March 31, 1997                             March 31, 1996

                                  Average          Income/     Yield/        Average         Income/       Yield/
                                  Balance1         Expense     Rate          Balance1        Expense       Rate
Assets
Earning assets
  Loan 2,3                       $ 431,800       $  10,731     9.94%        $ 319,601      $   8,563      10.72%
  Securities                       204,298           3,047     5.97%          193,194          2,755       5.70%
  Federal funds sold                16,289             215     5.28%           23,648            311       5.26%
                              -------------    ------------              -------------   ------------
    Total earning assets           652,387          13,993     8.58%          536,443         11,629       8.67%
                                               ------------                              ------------
Cash and due from bank              40,981                                     29,661
Premises and equipment              15,511                                     13,337
Other assets,net                    29,080                                     17,768
Less:  allowance
  for loan losses                   (6,018)                                    (5,593)
                              -------------                              -------------
      Total                      $ 731,941                                  $ 591,616
                              =============                              =============

Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits                $ 106,692             604      2.26%      $   84,662            476       2.25%
  Savings deposits                 196,804           1,493      3.03%         166,043          1,266       3.05%
  Time deposits                    237,228           3,112      5.25%         175,474          2,411       5.50%
Federal funds purchased              2,854              39      5.47%               -              -
Long-term debt                      23,913             360      6.02%          26,054            382       5.86%
                              -------------    ------------              -------------   ------------
   Total interest-bearing
      liabilities                  567,491           5,608      3.95%         452,233          4,535       4.01%
                                               ------------                              ------------
Noninterest-bearing deposits        92,958                                     76,775
Other liabilities                    9,669                                      8,598
Shareholders' equity                61,823                                     54,010
                              -------------                              -------------
    Total liabilities
      and shareholders' equity   $ 731,941                                  $ 591,616
                              =============                              =============

Net interest rate spread5                                       4.63%                                      4.66%
Net interest income/net                         $    8,385                                $    7,094
                                               ============                              =============
  interest margin6                                    5.14%                                     5.29%
                                               ============                              =============



1 Average balances are computed principally on the basis of daily balances.
2 Nonaccrual loans are included.
3 Interest income on loans includes fees on loans of $576,000 in 1997 and $407,000 in 1996.
4 Interest  income is stated on a tax equivalent  basis of 1.52 and 1.73 at March
  31, 1997 and 1996 respectively.
5 Net interest rate spread represents the average
  yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
6 Net  interest  margin is  computed  by dividing  net  interest  income by total average earning assets.


                                     TRICO BANCSHARES
                            ANALYSIS OF VOLUME AND RATE CHANGES
                             ON NET INTEREST INCOME AND EXPENSE
                                       (in thousand)

                                 For the three months ended March 31,
                                            1997 over 1996

                                                                      Yield/
                                 Volume             Rate4              Total
                            ------------     -------------     --------------
Increase (decrease) in
  interest income:
    Loans 1,2               $     3,006       $      (838)       $     2,168
    Investment securities3          158               134                292
    Federal funds sold              (97)                1                (96)
                            ------------     -------------     --------------
      Total                       3,067              (703)             2,364
                            ------------     -------------     --------------

Increase (decrease) in
  interest expense:
    Demand deposits
      (interest-bearing)            124                 4                128
    Savings deposits                235                (8)               227
    Time deposits                   848              (147)               701
    Federal funds purchased          39                 0                 39
    Long-term debt                  (31)                9                (22)
                            ------------     -------------     --------------
      Total                       1,215              (142)             1,073
                            ------------     -------------     --------------

Increase (decrease) in
  net interest income       $     1,852       $      (561)       $     1,291
                            ============     =============     ==============



1Nonaccrual loans are included.
2Interest income on loans includes fee income on loans of $576,000 in 1997 and $407,000 in 1996. 3Interest income is stated on a tax equivalent basis of 1.52 and 1.73 for March 31, 1997 and 1996 respectively.
4The rate/volume variance has been included in the rate variance.

Provision for Loan Losses

The Bank provided $600,000 for loan losses in the first quarter of 1997 versus $40,000 in the same period in 1996. Net charge offs for all loans in the first quarter of 1997 totaled $831,000 versus net recoveries of $85,000 in the year earlier period. Included in the charge-offs were credit card losses of $233,000 versus $41,000 in the first quarter of 1996. Selected other nonperforming loans were also charged off to clean up the portfolio. The loan growth recorded in 1996 requires an increase to the allowance for loan losses to cover potential losses as these loans age over time. Accordingly, management anticipates that loan loss provisions will continue at higher levels than were recorded in 1996 until a higher coverage ratio is attained.

Noninterest Income

Total noninterest income for the first quarter of 1997 increased $631,000 or 43.0% from the same period in 1996. Service charges and fees on deposit accounts increased 33.2% to $1,491,000 in the first quarter versus year ago results. This change is due to increases in account volumes mainly as a result of the previously mentioned acquisitions and selective fee increases made in June 1996. Other income was up from $347,000 in 1996 to $606,000 in 1997. Most of the change was related to a $97,000 increase in commissions on the sale of annuities and mutual funds and earnings of $60,000 on life insurance which funds supplemental retirement programs versus an expense of $33,000 in 1996.

Noninterest Expense

Noninterest expense is comprised of operating expenses of the Company and the Bank, plus the total noninterest (income) expenses of the Bank's real estate development subsidiary. These expenses increased $1,787,000 or 32.5% in the first quarter of 1997 versus the same period last year. Direct costs related to the conversion of the nine Wells Fargo branches totaled $273,000. Operating costs for these branches during the quarter were $477,000 which includes $113,000 of core deposit and goodwill amortization.

Salary and benefit expense not related to the nine branches, increased $394,000 or 13.3% on a quarter over quarter basis. The salary expense was higher due to increased staff from the Sutter Buttes acquisition, higher benefit costs and normal salary progression. Occupancy costs exclusive of the nine branches was $164,000 (19.0%) higher. Costs in this category which had significant increases included; lease expense, premise and equipment repairs, depreciation on equipment and purchased equipment. Other expenses exclusive of direct costs related to the former Wells branches increased $438,000 (26.9%). Items such as computer communications, telephone, ATM charges, office supplies, postage, promotion and advertising reflected significant increases from the prior year quarter.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 1997 is 38.8% and reflects a decrease from 41.7% in the year earlier period. The decrease in tax rate is the result of higher nontaxable earnings from municipal bonds and life insurance on a smaller income base from the prior year first quarter. The Bank has been increasing its holdings of tax-exempt municipal bonds so the tax rate should be somewhat lower during 1997.

Loans

In the first quarter of 1997, loan balances decreased $9,674,000 or 2.2% from the year end balances mostly due to the seasonality of agriculture loans. Average loan balances for the quarter were $431,800,000 versus $319,601,000 in the same period last year. The quarter balances reflect the Sutter Buttes loans plus the internal growth during 1996. As compared to December 31, 1996 balances, commercial loans decreased $9.7 million; construction loans decreased $0.8 million; real estate loans decreased $0.4 million and consumer loans were up $1.2 million during the first quarter.

Securities

At March 31, 1997, securities held-to-maturity had a cost basis of $102,107,000 and an approximate fair value of $101,513,000. This portfolio contained mortgage-backed securities totaling $74,763,000 of which $33,438,000 were CMO's. The securities available-for-sale portfolio had a fair value of $166,584,000 and an amortized cost of $168,126,000. This portfolio contained mortgage-backed securities with an amortized cost of $25,069,000 of which $21,121,000 were CMO's.

At  December  31,  1996,  securities   held-to-maturity  had  a  cost  basis  of
$104,713,000 and an approximate fair value of $103,488,000. This portfolio contained mortgage-backed securities totaling $81,202,000 of which $33,936,000 were CMO's. The securities available-for-sale portfolio had a fair value of $65,316,000 and an amortized cost of $66,307,000. This portfolio contained mortgage-backed securities with an amortized cost of $30,260,000 of which $21,603,000 were CMO's.

As a result of the cash received in the Wells Fargo deposit acquisition in the first quarter of 1997, the Bank implemented a plan to invest these funds in securities. During the quarter $110,000,000 was invested in U.S. Treasury securities with maturities from six months to 26 months. These monies will be used to fund anticipated loan growth. Additionally, $10,230,000 was invested in long-term municipal bonds for yield enhancement and tax benefit purposes.

Nonperforming Loans

As shown in the following table, total nonperforming assets have decreased about 19.0% to $8,467,000 in the first three months of 1997. At March 31, 1997 non performing assets represent 1.06% of total assets versus 1.5% at year end. Nonperforming loans decreased while OREO increased during this period. All nonaccrual loans are considered to be impaired when determining the valuation allowance under SFAS 114. Management implemented some new procedures during the quarter to improve the timeliness of identifying potential problem loans and the collection process.

                                             March 31,    December 31,
                                               1997           1996

Nonaccrual loans                            $   6,672       $   9,044
Accruing loans past due 90 days or more           248              20
Restructured loans (in compliance with
  modified terms)                                   0               0
                                           -----------     -----------

     Total nonperforming loans                  6,920           9,064

Other real estate owned                         1,547           1,389
                                           -----------     -----------

     Total nonperforming assets             $   8,467       $  10,453
                                           ===========     ===========

Nonincome producing investments in real
  estate held by Bank's real estate
    development subsidiary                  $   1,227       $   1,173
                                           ===========     ===========

Nonperforming loans to total loans               1.61%           2.06%
Allowance for loan losses to
  nonperforming loans                              85%             67%
Nonperforming assets to total assets             1.06%           1.50%
Allowance for loan losses to
  nonperforming assets                             69%             58%

Allowance for Loan Loss

The Bank maintains its allowance for loan losses at a level Management believes will be adequate to absorb probable losses inherent in existing loans, leases and commitments to extend credit, based on evaluations of the collectibility, impairment and prior loss experience of loans, leases and commitments to extend credit.

The following table presents information concerning the allowance and provision for loan losses.



                                           March 31,              March 31,
                                              1997                  1996
                                                    (in thousands)
Balance, beginning of period            $           6,097      $          5,580
Provision charged to operations                       600                    40
Loans charged off                                    (861)                 (123)
Recoveries of loans previously
  charged off                                          30                   209
                                       ===================    ==================
Balance, end of period                  $           5,866      $          5,706
                                       ===================    ==================

Ending loan portfolio                   $         429,615      $        329,575
                                       ===================    ==================
Allowance to loans as a
  percentage of ending loan portfolio                1.37%                 1.73%
                                       ===================    ==================



Equity

The following table indicates the amounts of regulatory capital of the Company.

                                                                                     To Be Well
                                                                                  Capitalized Under
                                                                For Capital       Prompt Corrective
                                         Actual            Adequacy Purposes     Action Provisions
                                     Amount     Ratio        Amount     Ratio      Amount   Ratio
As of March  31, 1997:
Total Capital
    to Risk Weighted Assets          $58,467   11.67%       =>$40,085 =>8.0%     =>$50,106 =>10.0%
Tier I Capital
    to Risk Weighted Assets          $52,601   10.50%       =>$20,042 =>4.0%     =>$30,063 => 6.0%



                                     PART II


Other Information

(a)  Item 6.     Exhibits Filed Herewith

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

(b)  Reports on Form 8-K:

          1.         8-K  filed  February  21,  1997  for the  purchase  of nine
                     branches   from  Wells  Fargo  Bank,   N.A.  No   financial
                     statements were required to be filed.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          TRICO BANCSHARES



Date        May  5, 1997                                 /s/Robert H. Steveson
      ---------------------                              -----------------------
                                                         Robert H. Steveson
                                                         President and
                                                         Chief Executive Officer


Date        May  5, 1997                                 /s/Robert M. Stanberry
      ---------------------                              -----------------------
                                                         Robert M. Stanberry
                                                         Vice President and
                                                         Chief Financial Officer