Form 10-Q
period 1997-06-30
TRICO BANCSHARES /
filed 1997-08-05
CIK 356171

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1997                   Commission file number 0-10661
-------------------------------                   ------------------------------

                                TRICO BANCSHARES
             (Exact name of registrant as specified in its charter)


          California                                             94-2792841
------------------------------                               -------------------
(State or other jurisdiction                                  (I.R.S. Employer
incorporation or organization)                               Identification No.)

                 15 Independence Circle, Chico, California 95973
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code                  916/898-0300


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X                        No
                           -----                          -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class:  Common stock, no par value

Outstanding shares as of August  4, 1997:  4,659,299

                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)


                                                                            June 30,         December 31,
                                                                        -----------------    -----------------
                                                                             1997                  1996
Assets:
Cash and due from banks                                                   $       44,149       $       52,231
Federal funds sold                                                                 4,400                    -
Securities held-to-maturity
 (approximate fair value $97,848 and $103,488)                                    99,285              104,713
Securities available-for-sale, net of
 unrealized gain(loss) of $(567) and $(991)                                      144,234               65,316
Loans, net of allowance for loan losses of $(6,233) and $(6,097)                 454,508              433,192
Premises and equipment, net                                                       16,775               14,717
Investment in real estate properties                                               1,410                1,173
Other real estate owned                                                            1,522                1,389
Accrued interest receivable                                                        5,634                4,572
Intangible assets                                                                  9,673                1,036
Other assets                                                                      15,547               16,520
                                                                        -----------------    -----------------

     Total assets                                                          $     797,137        $     694,859
                                                                        =================    =================

Liabilities:
Deposits
 Noninterest-bearing demand                                                $     111,803        $     100,879
 Interest-bearing demand                                                         123,198               97,178
 Savings                                                                         208,255              172,789
 Time certificates                                                               260,439              224,775
                                                                        -----------------    -----------------
     Total deposits                                                              703,695              595,621
Fed funds purchased                                                                    -                4,900
Accrued interest payable and other liabilities                                     9,772                9,280
Long term borrowings                                                              21,275               24,281
                                                                        -----------------    -----------------

     Total liabilities                                                           734,742              634,082

Shareholders' equity:
Common stock                                                                      47,841               47,652
Retained earnings                                                                 15,240               14,076
Unrealized loss on securities available for sale, net                               (686)                (951)
                                                                        -----------------    -----------------

     Total shareholders' equity                                                   62,395               60,777
                                                                        -----------------    -----------------

     Total liabilities and shareholders' equity                            $     797,137        $     694,859
                                                                        =================    =================

                                TRICO BANCSHARES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                 (in thousands except earnings per common share)


                                              For the three months              For the six months
                                                ended June 30,                   ended June 30,
                                            1997             1996             1997            1996
Interest income:
  Interest and fees on loans          $      10,840    $       9,030    $      21,571    $      17,593
  Interest on investment
   securities-taxable                         3,702            2,641            6,646            5,339
  Interest on investment
   securities-tax exempt                        183               30              251               63
  Interest on federal funds sold                 53               21              268              332
                                        ------------      -----------     ------------      -----------
     Total interest income                   14,778           11,722           28,736           23,327
                                        ------------      -----------     ------------      -----------

Interest expense:
  Interest on deposits                        5,681            3,946           10,890            8,099
  Interest on federal funds purchased            92              144              131              144
  Interest on other borrowings                  326              408              686              790
                                        ------------      -----------     ------------      -----------
     Total interest expense                   6,099            4,498           11,707            9,033
                                        ------------      -----------     ------------      -----------

     Net interest income                      8,679            7,224           17,029           14,294

Provision for loan losses                       600               50            1,200               90
                                        ------------      -----------     ------------      -----------
    Net interest income after
     provision for loan losses                8,079            7,174           15,829           14,204

Noninterest income:
  Service charges and fees                    1,684            1,176            3,175            2,295
  Other income                                  724              404            1,330              751
                                        ------------      -----------     ------------      -----------
     Total noninterest income                 2,408            1,580            4,505            3,046
                                        ------------      -----------     ------------      -----------

Noninterest expenses:
  Salaries and related expenses               4,031            3,005            7,607            5,964
  Other, net                                  4,789            2,819            8,505            5,365
                                        ------------      -----------     ------------      -----------

     Total noninterest expenses               8,820            5,824           16,112           11,329
                                        ------------      -----------     ------------      -----------

Net income before income taxes                1,667            2,930            4,222            5,921

  Income taxes                                  588            1,226            1,579            2,473
                                        ------------      -----------     ------------      -----------

     Net income                               1,079            1,704            2,643            3,448

Primary earnings per common share   $          0.22    $        0.37   $         0.55   $         0.74
                                        ============      ===========     ============      ===========
Fully diluted earnings per
                     common share   $          0.22    $        0.37   $         0.55   $         0.74
                                        ============      ===========     ============      ===========

                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)
                     (in thousands, except number of shares)



                                             Common stock
                                    -----------------------------                      Unrealized
                                       Number                         Retained          loss on
                                     of shares         Amount         earnings      securities, net       Total
                                    -------------   -------------   -------------   ---------------   -------------
Balance,
 December 31, 1996                     4,641,223        $ 47,652        $ 14,076        $    (951)       $ 60,777

Exercise of common stock
 options                                  10,250              84                                         $     84

Common stock cash
 dividends                                                                (1,479)                        $ (1,479)

Change in unrealized
 loss on securities                                                                           265        $    265

Stock option amortization                                    105                                         $    105

Net income, June 30, 1997                                                  2,643                         $  2,643
                                    -------------   -------------   -------------   --------------   -------------

Balance,
 June 30, 1997                         4,651,473        $ 47,841        $ 15,240        $    (686)       $ 62,395
                                    =============   =============   =============   ==============   =============


                                TRICO BANCSHARES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            For the six months
                                                                              ended June 30,
                                                                         1997               1996
Operating activities:
Net income                                                           $       2,643      $       3,448
Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
    Provision for loan losses                                                1,200                 90
    Provision for losses on other real estate owned                             52                  -
    Depreciation and amortization                                            1,156                856
    Amortization of investment security discounts                              (39)                30
    Deferred income taxes                                                      438                106
    Investment security (gains) losses (net)                                   (19)                 -
    (Gain) loss on sale of OREO, net                                            31                (31)
    (Gain) loss on sale of loans, net                                          (17)                 6
    (Gain) loss on sale of fixed assets                                         14                  -
    Origination of loans held for sale                                      (9,625)           (13,896)
    Proceeds from loan sales                                                 9,580              5,256
    Amortization of stock options                                              105                104
    (Increase) decrease in interest receivable                              (1,062)               (77)
    Increase (decrease) in interest payable                                  1,197               (818)
    (Increase) decrease in other assets and liabilities                         19             (1,532)
                                                                       ------------       ------------
         Net cash provided (used) by operating activities                    5,673             (6,458)

Investing activities:
    Proceeds from maturities of securities held-to-maturity                  5,517             14,256
    Purchases of securities held-to-maturity                                     -             (5,516)
    Proceeds from maturities of securities available-for-sale               16,206             12,677
    Proceeds from sale of securities available-for-sale                     27,036                  -
    Purchases of securities available-for-sale                            (121,688)           (13,587)
    Net (increase) decrease in loans                                       (22,884)           (46,485)
    Proceeds from sales of fixed assets                                         23                  -
    Purchases of premises and equipment                                     (2,408)            (1,813)
    Purchases and additions to real estate properties                         (237)                 -
    Proceeds from the sale of OREO                                             397                446
    Net cash received from purchase of Wells Fargo branch deposits         140,000                  -
                                                                       ------------       ------------
         Net cash provided (used) by investing activities                   41,962            (40,022)

Financing activities:
    Net increase (decrease) in deposits (excluding
       effects of purchase of Wells Fargo branch deposits)                 (42,016)           (25,184)
    Fed funds purchased                                                          -             30,000
    Repayment of fed funds purchased                                        (4,900)                 -
    Borrowings under long-term debt agreements                                   -             10,000
    Payments of principal on long-term debt agreements                      (3,006)            (2,006)
    Cash dividends - Common                                                 (1,479)            (1,175)
    Repurchase of common stock                                                   -               (146)
    Exercise of common stock options                                            84                290
                                                                       ------------       ------------
         Net cash provided (used) by financing activities                  (51,317)            11,779
                                                                       ------------       ------------

         Increase (decrease) in cash and cash equivalents                   (3,682)           (34,701)
         Cash and cash equivalents at beginning of year                     52,231             65,273
                                                                       ------------       ------------
         Cash and cash equivalents at end of period                   $     48,549       $     30,572
                                                                       ============       ============

Supplemental information:
    Cash paid for taxes                                               $      1,808       $      3,182
    Cash paid for interest expense                                    $     10,510       $      9,329

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

The interim results for the six months ended June 30, 1997 and 1996, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 1996.


Note B - Recently Issued Accounting Pronouncements

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

Pro forma amounts for basic and diluted earnings per share assuming SFAS 128 had been in effect for the three months and six months ended June 30, 1997 and 1996 are as follows:

                                    Three months ended June 30,         Six Months ended June 30,
                                      1997           1996                1997           1996

   Basic earnings per share           $0.23          $0.38               $0.57          $0.77
   Diluted earnings per share         $0.22          $0.37               $0.55          $0.74

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


Overview

The Company earned $1,079,000 for the second quarter ended June 30, 1997 versus $1,704,000 for the same period in 1996. Fully diluted earnings per share for the second quarter periods were $0.22 and $0.37, respectively. Earnings for the six months ended June 30, 1997 were $2,643,000 versus year ago results of $3,448,000. The fully diluted earnings per share were $.55 and $.74 for the respective six month periods.

Pretax earnings for the second quarter of 1997 were $1,667,000 versus $2,930,000 for the same period in 1996. Direct and indirect costs related to the February 21, 1997 acquisition and integration of nine branches from Wells Fargo Bank, N.A. were major contributing factors to the lower earnings. Additionally, the Bank made provisions for loan losses totaling $600,000 in the quarter versus $50,000 in the second quarter last year. The higher provision was made due to loan growth and an increase in nonperforming loans from the first quarter of 1997. Net interest income reflected growth of 20.2% to $8,679,000. The interest income component was up $3,056,000 (26.1%) due to higher quarter over quarter volume of both loans and securities and a 33 basis point increase in yields on securities. Average rates received on loans were lower by 52 basis points due primarily to the effect of lower rate mortgage loans acquired in the Sutter Buttes Savings Bank acquisition in the fourth quarter of last year. Interest expense increased $1,601,000 (35.6%) which was due predominately to increased volume of interest bearing liabilities. Net interest margin was 4.96% for the second quarter of 1997 versus 5.38% in the prior year. This lower net interest margin reflects the change in the mix of earning assets and deposits as a result of the Sutter Buttes acquisition and the first quarter purchase of the Wells Fargo branches. The acquired deposits from Wells were invested in government securities. The net interest margin for 1997 will most likely continue to be lower than prior year levels until additional loan production replaces more of the investment securities. Noninterest income reflected growth of 52.4% to a total of $2,408,000 for the second quarter of 1997 over the prior year second quarter. The service charge and fee income portion increased 43.2% to $1,684,000 due to an increase in account volumes and selective fee increases made in June 1996. Other income increased from $404,000 in 1996 to $724,000 in 1997. Commissions on the sale of mutual funds and annuities accounted for $236,000 of the increase.

Noninterest expense increased $2,996,000 to $8,820,000 in the second quarter 1997 versus 1996. Most of the higher costs were directly or indirectly related to the Wells Fargo branch and Sutter Buttes acquisitions. One time integration and ongoing operating costs for the nine acquired Wells Fargo branches totaled $894,000 in the second quarter. Amortization of intangible assets associated with both the Sutter Buttes and Wells acquisitions amounted to $386,000. Also, the Bank increased staffing in various support departments and loan offices to service the new branches and customers. As a result, salary and benefit expense not directly related to the nine new branches increased $476,000 or 15.8% on a quarter over quarter basis. Occupancy costs exclusive of the nine branches were $290,000 (34.2%) higher. Of this amount, depreciation on equipment had the largest single increase and accounted for $183,000. Much of the depreciation related to improved computer and communication networks. Other expense categories such as courier service, telephone, ATM charges and postage, had significant increases as a result of the Sutter Buttes and Wells Fargo branch acquisitions. Now that the new branches are operationally integrated, management has turned its attention to increasing efficiencies and reducing the noninterest expenses.

Assets of the Company totaled $797,137,000 at June 30, 1997 which was an increase of $102,278,000 (14.7%) and $180,201,000 (29.2%) from the December 31,
1996 and June 30, 1996 ending balances, respectively. Changes in earning assets from the prior year quarter end balances included: an increase in loans of $87,823,000 to $460,741,000; and an increase in the cost basis of securities of $58,428,000 to $244,085,000.

Year to date 1997, the Company had an annualized return on assets of .69% and a return on equity of 8.57% versus 1.16% and 12.68% in 1996. TriCo Bancshares ended the quarter with a leverage ratio of 7.6%, a Tier 1 capital ratio of 10.6% and a total risk-based capital ratio of 11.8%.

The following tables provide a summary of the major elements of income and expense for the second quarter of 1997 compared with the second quarter of 1996 and for the first six months of 1997 compared with the first six months of 1996.

                                TRICO BANCSHARES
                              CONDENSED COMPARATIVE
                                INCOME STATEMENT
                (in thousands, except earnings per common share)

                                             Three months
                                            ended June 30,          Percentage
                                         1997             1996        Change
                                        (in thousands, except        increase
                                         earnings per share)        (decrease)
Interest income                     $    14,873      $    11,744       26.6%
Interest expense                          6,099            4,498       35.6%
                                    ------------     ------------

Net interest income                       8,774            7,246       21.1%

Provision for loan losses                   600               50     1100.0%
                                    ------------     ------------

Net interest income after                 8,174            7,196       13.6%
  provision for loan losses

Noninterest income                        2,408            1,580       52.4%
Noninterest expenses                      8,820            5,824       51.4%
                                    ------------     ------------

Net income before income taxes            1,762            2,952      (40.3%)
Income taxes                                588            1,226      (52.0%)
Tax equivalent adjustment1                   95               22      340.6%
                                    ------------     ------------

Net income                                1,079            1,704      (36.7%)
                                    ============     ============


Primary earnings per common share   $      0.22      $      0.37      (40.5%)

1 Interest on tax-free securities is reported on a tax equivalent basis of 1.52 and 1.72 for June 30, 1997 and 1996.


                                TRICO BANCSHARES
                              CONDENSED COMPARATIVE
                                INCOME STATEMENT
                (in thousands, except earnings per common share)

                                           Six months
                                         ended June 30,          Percentage
                                      1997           1996          Change
                                      (in thousands, except       increase
                                       earnings per share)       (decrease)
Interest income                   $    28,867    $    23,372         23.5%
Interest expense                       11,707          9,033         29.6%
                                  ------------   ------------

Net interest income                    17,160         14,339         19.7%

Provision for loan losses               1,200             90       1233.3%
                                  ------------   ------------

Net interest income after              15,960         14,249         12.0%
  provision for loan losses

Noninterest income                      4,505          3,046         47.9%
Noninterest expenses                   16,112         11,329         42.2%
                                  ------------   ------------

Net income before income taxes          4,353          5,966        (27.0%)
Income taxes                            1,579          2,473        (36.2%)
Tax equivalent adjustment1                131             45        187.7%
                                  ------------   ------------

Net income                              2,643          3,448        (23.3%)
                                  ============   ============


Primary earnings per common share $      0.55    $      0.74        (25.7%)

1 Interest on tax-free securities is reported on a tax equivalent basis of 1.52 and 1.72 for June 30, 1997 and 1996.

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

In the quarter ended June 30, 1997, interest income increased $3,129,000 or 26.6%over the same period in 1996. The average balance of total earning assets was higher by $168,948,000 which was a 31.4% increase. The acquisition of Sutter Buttes Savings Bank in the fourth quarter of 1996 and the purchase of deposits from Wells Fargo in February 1997 were the major contributing factors for the increase in earning assets. The average balances of loans outstanding and securities increased $92,034,000 and $74,699,000, respectively. These two volume increases accounted for additional interest income of $2,383,000 and $1,068,000, respectively. The average rate received on loans in the second quarter of 1997 was 9.84% which was a decrease of 52 basis points from the second quarter last year. Interest income was negatively affected by $573,000 because of the lower rate. The large number of mortgage loans in the Sutter Buttes portfolio were the major cause in lowering the average rate for loans. However, the average rate received on securities rose 33 basis points to 6.05% which accounted for a $219,000 increase in interest income.

For the second quarter of 1997, interest expense increased by $1,601,000 or 35.6% over the year earlier period. Due to the two acquisitions, average balances of interest bearing deposit liabilities increased in all categories from the previous year. These average balances rose $173,586,000 (41.9%). The higher volumes of interest bearing deposit liabilities increased interest expense by $1,704,000. Average balances of Federal Funds purchased and long-term debt fell $11,535,000 to $27,863,000 which resulted in a decrease of $157,000 in interest expense on a quarter over quarter basis. Average rates paid on all interest bearing liabilities were essentially flat in the second quarter 1997 versus 1996.

The combined effect of the increase in both interest income and interest expense for the second quarter of 1997 versus the same period in 1996 resulted in an increase of $1,528,000 (21.1%) in net interest income. Net interest margin for the comparative quarters fell from 5.38% to 4.96%. Net interest margin is affected by the rates received on earning assets, the mix of products i.e. loans and securities within the assets, the yields paid on interest bearing liabilities and the mix within these liabilities. As a result of the two acquisitions, all four of these variables changed in the second quarter as compared to the second quarter of last year. Management expects the net interest margin will continue to be somewhat lower in 1997 until higher loan volume can replace investment securities.


The six month period ending June 30, 1997, was essentially impacted by the same factors as the second quarter. The mix and volume of earning assets and interest bearing liabilities changed because of the two acquisitions. As a result, interest income increased $5,495,000 or 23.5% over the same period in 1996. Most of the increase resulted from higher average balances on loans and investment securities. Interest income from the volume increase for these two items totaled $6,607,000. It was offset by a $1,399,000 decrease in interest income due to lower average rates on loans. The average rate received on all earning assets for the six month period ended June 30, 1997 was 8.49% or 21 basis points lower than the 8.70% for the same period in 1996.

Interest expense for the six month period increased $2,674,000 from that for the same period in 1996. Volume increases in deposits added $2,918,000 of interest expense. This was offset in part by slightly lower rates and a reduction in long term debt outstanding. Overall average rates paid on interest-bearing liabilities in the first six months of 1997 decreased 3 basis points to 3.96% from the same period in 1996.

The combined effect of the increase in both interest income and interest expense for the first six months of 1997 versus 1996 resulted in an increase of $2,821,000 or 20.4% in net interest income. Net interest margin decreased 29 basis points from 5.34% to 5.05%.

The following four tables provide summaries of the components of the interest income, interest expense and net interest margins on earning assets for the quarter and six month periods ended June 30, 1997 versus the same periods in 1996.

                                TRICO BANCSHARES
                       ANALYSIS OF CHANGE IN NET INTEREST
                            MARGIN ON EARNING ASSETS
                                 (in thousands)

                                                                        Three Months Ended
                                                         6/30/97                                       6/30/97

                                        Average          Income/     Yield/          Average           Income/     Yield/
                                        Balance1         Expense      Rate           Balance1          Expense      Rate
Assets
Earning assets
  Loan 2,3                             $  440,813       $ 10,840     9.84%          $  348,779      $   9,030     10.36%
  Securities4                             262,975          3,980     6.05%             188,276          2,693      5.72%
  Federal funds sold                        3,807             53     5.57%               1,592             21      5.28%
                                     -------------    -----------                 -------------    -----------
    Total earning assets                  707,595         14,873     8.41%             538,647         11,744      8.72%
                                                      -----------                                  -----------
Cash and due from bank                     38,664                                       29,113
Premises and equipment                     16,440                                       14,121
Other assets,net                           35,172                                       18,486
Less:  allowance
  for loan losses                          (6,030)                                      (5,383)
                                     -------------                                -------------
      Total                            $  791,841                                   $  594,984
                                     =============                                =============

Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits                      $  123,443            695     2.25%          $   84,062            477      2.27%
  Savings deposits                        213,186          1,630     3.06%             160,453          1,226      3.06%
  Time deposits                           250,988          3,356     5.35%             169,516          2,243      5.29%
Federal funds purchased                     6,587             92     5.59%              11,490            144      5.01%
Short-term debt                             9,828            156     6.35%               9,828            146      5.94%
Long-term debt                             11,448            170     5.94%              18,080            262      5.80%
                                     -------------    -----------                 -------------    -----------
   Total interest-bearing
      liabilities                         615,480          6,099     3.96%             453,429          4,498      3.97%
                                                      -----------                                  -----------
Noninterest-bearing deposits              104,508                                       77,941
Other liabilities                          10,268                                        8,842
Shareholders' equity                       61,585                                       54,772
                                     -------------                                -------------
    Total liabilities
      and shareholders' equity         $  791,841                                   $  594,984
                                     =============                                =============

Net interest rate spread5                                            4.44%                                         4.75%
Net interest income/net                                $   8,774                                    $   7,246
                                                      ===========                                  ===========
  interest margin6                                          4.96%                                        5.38%
                                                      ===========                                  ===========


1 Average  balances are  computed  principally  on the basis of daily  balances.
  Average balance of securities is based on amortized cost.
2 Nonaccrual loans are included.
3 Interest income on loans includes fees on loans of $448,000 in 1997 and $498,000 in 1996.
4 Interest income is stated on a tax equivalent basis of  1.52 and 1.72 at June 30, 1997 and 1996.
5 Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid
  on interest-bearing liabilities.
6 Net  interest  margin is  computed by dividing  net  interest  income by total average earning assets.

                                TRICO BANCSHARES
                       ANALYSIS OF CHANGE IN NET INTEREST
                            MARGIN ON EARNING ASSETS
                                 (in thousands)

                                                                          Six Months Ended
                                                          6/30/97                                     6/30/97

                                          Average         Income/         Yield/      Average         Income/         Yield/
                                          Balance1        Expense         Rate        Balance1        Expense         Rate
Assets
Earning assets
  Loan 2,3                              $  436,332      $   21,571        9.89%     $  334,190      $   17,593       10.53%
  Securities4                              233,799           7,028        6.01%        190,735           5,447        5.71%
  Federal funds sold                        10,013             268        5.35%         12,620             332        5.26%
                                      -------------   -------------               -------------   -------------
    Total earning assets                   680,144          28,867        8.49%        537,545          23,372        8.70%
                                                      -------------                               -------------
Cash and due from bank                      39,816                                      29,387
Premises and equipment                      15,978                                      13,729
Other assets,net                            32,142                                      18,127
Less:  allowance
  for loan losses                           (6,024)                                     (5,488)
                                      -------------                               -------------
      Total                             $  762,056                                  $  593,300
                                      =============                               =============

Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits                       $  115,114           1,299        2.26%    $    84,362             953        2.26%
  Savings deposits                         205,040           3,123        3.05%        163,248           2,492        3.05%
  Time deposits                            244,146           6,468        5.30%        172,495           4,654        5.40%
Federal funds purchased                      4,731             131        5.54%          5,745             144        5.01%
Short-term debt                              9,828             312        6.35%          9,828             291        5.92%
Long-term debt                              12,759             374        5.86%         17,153             499        5.82%
                                      -------------   -------------               -------------   -------------
   Total interest-bearing
      liabilities                          591,618          11,707        3.96%        452,831           9,033        3.99%
                                                      -------------                               -------------
Noninterest-bearing deposits                98,765                                      77,358
Other liabilities                            9,970                                       8,720
Shareholders' equity                        61,703                                      54,391
                                      -------------                               -------------
    Total liabilities
      and shareholders' equity          $  762,056                                  $  593,300
                                      =============                               =============

Net interest rate spread5                                                 4.53%                                       4.71%
Net interest income/net                                 $   17,160                                  $   14,339
                                                      =============                               =============
  interest margin6                                            5.05%                                       5.34%
                                                      =============                               =============



1 Average  balances are  computed  principally  on the basis of daily  balances.
  Average balance of securities is based on amortized cost.
2 Nonaccrual loans are included.
3 Interest income on loans includes fees on loans of $1,024,000 in 1997 and $905,000 in 1996.
4 Interest income is stated on a tax equivalent basis of  1.52 and 1.72 at June 30, 1997 and 1996.
5 Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
6 Net  interest  margin is  computed by dividing  net  interest  income by total average earning assets.

                                TRICO BANCSHARES
                       ANALYSIS OF VOLUME AND RATE CHANGES
                       ON NET INTEREST INCOME AND EXPENSE
                                 (in thousands)



                                  For the three months ended June 30,
                                           1997 over 1996
                                                                  Yield/
                               Volume           Rate4             Total
                           -----------     -----------      ------------
Increase (decrease) in interest income:
    Loans 1,2              $    2,383       $    (573)      $     1,810
    Investment securities3      1,068             219             1,287
    Federal funds sold             29               3                32
                           -----------     -----------      ------------
      Total                     3,480            (351)            3,129
                           -----------     -----------      ------------

Increase (decrease) in interest expense:
    Demand deposits
      (interest-bearing)          223              (5)              218
    Savings deposits              403               1               404
    Time deposits               1,078              35             1,113
    Federal funds purchased       (61)              9               (52)
    Short-term debt                 0              10                10
    Long-term debt                (96)              4               (92)
                           -----------     -----------      ------------
      Total                     1,547              54             1,601
                           -----------     -----------      ------------

Increase (decrease) in
  net interest income      $    1,933       $    (405)      $     1,528
                           ===========     ===========      ============

1 Nonaccrual loans are included.
2 Interest income on loans includes fee income on loans of $448,000 in 1997 and $498,000 in 1996. 3 Interest income is stated on a tax equivalent basis of 1.52 and 1.72 for June 30, 1997 and 1996.
4 The rate/volume variance has been included in the rate variance.


                                TRICO BANCSHARES
                       ANALYSIS OF VOLUME AND RATE CHANGES
                       ON NET INTEREST INCOME AND EXPENSE
                                 (in thousands)


                                    For the six months ended June 30,
                                          1997 over 1996
                                                                   Yield/
                                 Volume            Rate4            Total
                              ----------     ------------     ------------
Increase (decrease) in interest income:
    Loans 1,2                 $   5,377       $   (1,399)     $     3,978
    Investment securities3        1,230              351            1,581
    Federal funds sold              (69)               5              (64)
                              ----------     ------------     ------------
      Total                       6,538           (1,043)           5,495
                              ----------     ------------     ------------

Increase (decrease) in interest expense:
    Demand deposits
      (interest-bearing)            347               (1)             346
    Savings deposits                638               (7)             631
    Time deposits                 1,933             (119)           1,814
    Federal funds purchased         (25)              12              (13)
    Short-term debt                   0               21               21
    Long-term debt                 (128)               3             (125)
                              ----------     ------------     ------------
      Total                       2,765              (91)           2,674
                              ----------     ------------     ------------

Increase (decrease) in
  net interest income         $   3,773      $      (952)     $     2,821
                              ==========     ============     ============

1 Nonaccrual loans are included.
2 Interest  income on loans  includes fee income on loans of  $1,024,000 in 1997 and $905,000 in 1996.
3 Interest income is stated on a tax equivalent  basis of 1.52 and 1.72 for June
  30, 1997 and 1996.
4 The rate/volume variance has been included in the rate variance.

Provision for Loan Losses

During the second quarter of 1997, the Bank provided $600,000 for loan losses which matched its provision of the first quarter. Net charge offs in the second quarter decreased to $233,000 versus $831,000 in the first quarter and $522,000 in the second quarter of 1996. While the loan charge offs decreased, nonperforming loans increased to $9,488,000 at the end of the quarter versus $6,920,000 at the end of the first quarter. Because of the higher balances of nonperforming loans and loan growth in 1997, management will continue to provide for loan losses at higher levels than were recorded in 1996 until a higher coverage ratio is attained.

Noninterest Income

Total noninterest income for the second quarter of 1997 was up $828,000 or 52.4% from the same period in 1996. Service charges and fees on deposit accounts increased 43.2% to $1,684,000 in the second quarter versus year ago results. This change is due to increases in account volumes mainly as a result of the previously mentioned acquisitions and selective fee increases made in June 1996. Other income was up from $404,000 in the second quarter of 1996 to $724,000 in 1997. Much of the change was related to a $236,000 (69.6%) increase in commissions on the sale of mutual funds and annuities.


Results for the first six months were consistent with the second quarter. Overall, noninterest income was higher by $1,459,000 or 47.9% in the first six months of 1997 versus the same period in 1996. Service charges and fee income reflected a 38.4% increase to $3,175,000. Other income was up $579,000 to $1,330,000 of which $332,000 of the increase was attributable to commissions on the sale of mutual funds and annuities.

Noninterest Expense

Noninterest expense is comprised of operating expenses of the Company and the Bank, plus the total noninterest (income) expenses of the Bank's real estate development subsidiary. Noninterest expenses increased $2,996,000 to $8,820,000 in the second quarter 1997 versus 1996. Most of the higher costs were directly or indirectly related to the two acquisitions. One time integration and ongoing operating costs for the nine acquired Wells branches totaled $894,000 in the second quarter. Amortization of intangible assets associated with both the Sutter Buttes and Wells acquisitions amounted to $386,000. Also, the Bank increased staffing in various support departments and loan offices to service the new branches and customers. As a result, salary and benefit expense not directly related to the nine new branches increased $476,000 or 15.8% on a quarter over quarter basis. Occupancy costs exclusive of the nine branches was $290,000 (34.2%) higher. Of this amount, depreciation on equipment had the largest single increase and accounted for $183,000. Much of the depreciation related to improved computer and communication networks. Other expense categories such as courier service, telephone, ATM charges and postage, had significant increases as a result of the Sutter Buttes and Wells Fargo branch acquisitions. Management is addressing issues to increase efficiencies to reduce the noninterest expenses.

For the six month period noninterest expenses increased $4,783,000 or 42.2% in 1997 over 1996. In addition to the ongoing costs associated with the Wells and Sutter Buttes acquisitions, the year to date expenses reflect one time costs to integrate the Wells branches of approximately $358,000. Other expenses which had significant increases on a year over year basis include: Advertising $140,000, telephone $124,000, ATM charges $140,000, courier service $88,000, postage $38,000 and FDIC insurance $42,000. Most of these are related to the acquisitions.

The overhead efficiency ratio for the first six months of 1997 was 74.8% versus 65.1% in the like period of 1996.

Provision for Income Taxes

The effective tax rate for the six months ended June 30, 1997 is 37.4% and reflects a decrease from 41.8% in the year earlier period. The decrease in tax rate is the result of higher nontaxable earnings from municipal bonds and life insurance on a smaller income base from the prior year. The Bank has increased its holdings of tax-exempt municipal bonds in the first half of 1997, so the tax rate should continue to be somewhat lower during 1997.

Loans

In the second quarter of 1997, loan balances increased $31,125,000 or 7.2% from the ending balances at March 31, 1997. Loan balances were higher in all categories. The balances also exceeded year end balances by $21,451,000 and 1996 second quarter ending balances by $87,822,000. The year over year gains are attributable to the Sutter Buttes acquisition and about a 7.2% loan growth. The Bank has increased its commercial lending staff in the Sacramento, Bakersfield and northern San Joaquin Valley loan offices. Management believes loan growth should continue through the third quarter.

Securities

At June 30, 1997, securities held-to-maturity had a cost basis of $99,285,000 and an approximate fair value of $97,848,000. This portfolio contained mortgage-backed securities totaling $76,802,000 of which $32,703,000 were CMO's. The securities available-for-sale portfolio had a fair value of $144,234,000 and an amortized cost of $144,801,000. This portfolio contained mortgage-backed securities with an amortized cost of $28,385,000 of which $20,521,000 were CMO's.

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

Growth in the securities portfolio resulted from the investment of the net proceeds generated from the acquisition of the Wells Fargo deposits in the first quarter.

Nonperforming Loans

As shown in the following table, total nonperforming assets have risen about 5.3% to $11,009,000 in the first six months of 1997. At June 30, 1997 non performing assets represent 1.38% of total assets versus 1.50% at year end. No one sector of loans accounted for the $423,000 increase in nonperforming loans. OREO increased $133,000 as the net result of six properties being added and eight being sold during this period. All nonaccrual loans are considered to be impaired when determining the valuation allowance under SFAS 114. The increase in nonperforming loans is of concern to Management. Progress was made during the second quarter to identify problem and potential problem loans earlier. Collection processes are being changed to help improve the timeliness of loan payments.


                                            June 30,    December 31,
                                              1997          1996

Nonaccrual loans                           $   9,265      $   9,044
Accruing loans past due 90 days or more          222             20
Restructured loans (in compliance with
  modified terms)                                  0              0
                                           ----------     ----------

     Total nonperforming loans                 9,487          9,064

Other real estate owned                        1,522          1,389
                                           ----------     ----------

     Total nonperforming assets             $ 11,009       $ 10,453
                                           ==========     ==========

Nonincome producing investments in real
  estate held by Bank's real estate
    development subsidiary                 $   1,410      $   1,173
                                           ==========     ==========

Nonperforming loans to total loans              2.06%          2.06%
Allowance for loan losses to
  nonperforming loans                             66%            67%
Nonperforming assets to total assets            1.38%          1.50%
Allowance for loan losses to
  nonperforming assets                            57%            58%



Allowance for Loan Loss

The Bank maintains its allowance for loan losses at a level Management believes will be adequate to absorb probable losses inherent in existing loans, leases and commitments to extend credit, based on evaluations of the collectibility, impairment and prior loss experience of loans, leases and commitments to extend credit.

The following table presents information concerning the allowance and provision for loan losses.

                                          June 30,              June 30,
                                           1997                  1996
                                                 (in thousands)
Balance, Beginning of period           $     6,097          $      5,580
Provision charged to operations              1,200                    90
Loans charged off                           (1,167)                 (697)
Recoveries of loans previously
  charged off                                  103                   261
                                       ============         =============
Balance, end of period                 $     6,233          $      5,234
                                       ============         =============

Ending loan portfolio                  $   460,741          $    438,426
                                       ============         =============
Allowance for loan losses as a
  percentage of ending loan portfolio         1.35%                 1.19%
                                       ============         =============


Fixed Assets

During the second quarter of 1997 the Bank entered into a $2.5 million contract for a building which will house most of the administrative functions of the Bank and the Company. Operations which are now performed in four separate locations will be consolidated in the new building. Completion of the building is targeted for late December 1997 to early January 1998.

Equity

The following table indicates the amounts of regulatory capital of the Company.

                                                                                     To Be Well
                                                                                  Capitalized Under
                                                                For Capital       Prompt Corrective
                                         Actual            Adequacy Purposes     Action Provisions
                                     Amount     Ratio        Amount     Ratio      Amount   Ratio
As of  June 30, 1997:
Total Capital
    to Risk Weighted Assets          $59,642   11.78%       =>$40,506 =>8.0%     =>$50,634 =>10.0%
Tier I Capital
    to Risk Weighted Assets          $53,409   10.55%       =>$20,253 =>4.0%     =>$30,380 => 6.0%

                                     PART II


Other Information

(a)   Item 4.      Submission of Matters to a Vote of Security Holders

          (a.)     Annual   Meeting  held  May  20,   1997.   Number  of  shares
                   represented in person or by proxy and constituting a quorum. 3,559,549 77%

          (c.)     Election of directors                VOTES FOR
                                                       ---------
                    Everett B. Beich                   3.480,563
                                                       ---------
                    William J. Casey                   3,479,897
                                                       ---------
                    Craig S. Compton                   3,467,039
                                                       ---------
                    Richard C. Guiton                  3,480,400
                                                       ---------
                    Douglas F. Hignell                 3,480,400
                                                       ---------
                    Brian D. Leidig                    3,480,400
                                                       ---------
                    Wendell J. Lundberg                3,480,400
                                                       ---------
                    Donald E. Murphy                   3,480.400
                                                       ---------
                    Rodney W. Peterson                 3,480,294
                                                       ---------
                    Robert H. Steveson                 3,479,441
                                                       ---------
                    Alex A. Vereschagin, Jr.           3,480,400
                                                       ---------

                   Ratify the appointment of Arthur Andersen LLP as independent public accountants of the Company for 1997. Votes: FOR 3,533,453, AGAINST 878 , ABSTAIN 25,293

(b)  Item 6.       Exhibits Filed Herewith

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


                                                   TRICO BANCSHARES



Date       August 4, 1997                           /s/  Robert H. Steveson
          ---------------                           ------------------------
                                                    Robert H. Steveson
                                                    President and
                                                    Chief Executive Officer


Date       August 4, 1997                           /s/  Robert M. Stanberry
          ---------------                           ------------------------
                                                    Robert M. Stanberry
                                                    Vice President and
                                                    Chief Financial Officer