Form 10-Q
period 1997-09-30
TRICO BANCSHARES /
filed 1997-11-12
CIK 356171

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1997              Commission file number 0-10661
------------------------------------              ------------------------------

                                TRICO BANCSHARES
             (Exact name of registrant as specified in its charter)


        California                                               94-2792841
------------------------------                               -------------------
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

                      Yes      X                 No
                             -----                    -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Title of Class:  Common stock, no par value

Outstanding shares as of November 4, 1997:  4,658,949

                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)



                                                                            September 30,       December 31,
                                                                         --------------------------------------
                                                                               1997                 1996
Assets:
Cash and due from banks                                                    $       38,447       $       52,231
Securities held-to-maturity
 (approximate fair value $95,876 and $103,488)                                     96,245              104,713
Securities available-for-sale, net of unrealized
 gain (loss) of $196 and $(991)                                                   150,423               65,316
Loans, net of allowance for loan losses of $(6,364) and $(6,097)                  461,697              433,192
Premises and equipment, net                                                        17,731               14,717
Investment in real estate properties                                                  606                1,173
Other real estate owned                                                             2,081                1,389
Accrued interest receivable                                                         5,076                4,572
Intangible assets                                                                   9,286                1,036
Other assets                                                                       16,549               16,520
                                                                         -----------------    -----------------

     Total assets                                                           $     798,141        $     694,859
                                                                         =================    =================

Liabilities:
Deposits
 Noninterest-bearing demand                                                 $     113,610        $     100,879
 Interest-bearing demand                                                          127,545               97,178
 Savings                                                                          208,271              172,789
Time certificates                                                                 259,527              224,775
                                                                         -----------------    -----------------
     Total deposits                                                               708,953              595,621
Fed funds purchased                                                                     -                4,900
Repurchase agreements                                                               4,700                    -
Accrued interest payable and other liabilities                                      9,214                9,280
Long term borrowings                                                               11,443               24,281
                                                                         -----------------    -----------------

     Total liabilities                                                            734,310              634,082

Shareholders' equity:
Common stock                                                                       47,930               47,652
Retained earnings                                                                  16,088               14,076
Unrealized loss on securities available for sale, net                                (187)                (951)
                                                                         -----------------    -----------------

     Total shareholders' equity                                                    63,831               60,777
                                                                         -----------------    -----------------

     Total liabilities and shareholders' equity                             $     798,141        $     694,859
                                                                         =================    =================

                                               TRICO BANCSHARES
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                  (unaudited)
                                (in thousands except earnings per common share)

                                                  For the three months                 For the nine months
                                                   ended September 30,                 ended September 30,
                                             1997                1996                1997               1996
Interest income:
  Interest and fees on loans             $      11,767       $       9,955       $      33,338      $      27,548
  Interest on investment
   securities-taxable                            3,519               2,577              10,165              7,916
  Interest on investment
   securities-tax exempt                           189                  30                 440                 93
  Interest on federal funds sold                    24                   -                 292                332
                                         --------------       -------------       -------------      -------------
     Total interest income                      15,499              12,562              44,235             35,889
                                         --------------       -------------       -------------      -------------

Interest expense:
  Interest on deposits                           5,885               4,196              16,775             12,295
  Interest on federal funds purchased               29                 204                 160                348
  Interest on other borrowings                     213                 456                 899              1,246
                                         --------------       -------------       -------------      -------------
     Total interest expense                      6,127               4,856              17,834             13,889
                                         --------------       -------------       -------------      -------------

     Net interest income                         9,372               7,706              26,401             22,000

Provision for loan losses                        1,000                 537               2,200                627
                                         --------------       -------------       -------------      -------------
    Net interest income after
     provision for loan losses                   8,372               7,169              24,201             21,373

Noninterest income:
  Service charges and fees                       1,748               1,296               4,923              3,591
  Other income                                     729                 449               2,041              1,200
  Securities gains (losses), net                     -                   -                  18                  -
                                         --------------       -------------       -------------      -------------
     Total noninterest income                    2,477               1,745               6,982              4,791
                                         --------------       -------------       -------------      -------------

Noninterest expenses:
  Salaries and related expenses                  3,997               2,941              11,604              8,905
  Other, net                                     4,203               2,876              12,708              8,241
                                         --------------       -------------       -------------      -------------
     Total noninterest expenses                  8,200               5,817              24,312             17,146
                                         --------------       -------------       -------------      -------------

Net income before income taxes                   2,649               3,097               6,871              9,018

  Income taxes                                   1,035               1,276               2,614              3,749
                                         --------------       -------------       -------------      -------------

     Net income                                  1,614               1,821               4,257              5,269


Primary earnings per common share        $        0.33        $       0.39        $       0.88       $       1.13
                                         ==============       =============       =============      =============
Fully diluted earnings per common share  $        0.33        $       0.39        $       0.88       $       1.13
                                         ==============       =============       =============      =============

                                                   TRICO BANCSHARES
                                         CONDENSED CONSOLIDATED STATEMENTS OF
                                           CHANGES IN SHAREHOLDERS' EQUITY
                                                     (unaudited)
                                       (in thousands, except number of shares)


                                                    Common stock                           Unrealized
                                          ------------------------------                   (loss) on
                                             Number                          Retained      securities,
                                            of shares         Amount         earnings          net            Total
                                          --------------   -------------   -------------   ------------    ------------
Balance,
 December 31, 1996                            4,641,223        $ 47,652        $ 14,076      $    (951)       $ 60,777

Exercise of common stock
 options                                         18,826             143                                       $    143

Repurchase of common stock                       (1,100)            (11)            (19)                      $    (30)

Common stock cash
 dividends                                                                       (2,226)                      $ (2,226)

Change in unrealized
 loss on securities                                                                                764        $    764

Stock option amortization                                           146                                       $    146

Net income, September 30, 1997                                                    4,257                       $  4,257
                                          --------------   -------------   -------------   ------------    ------------

Balance, September 30, 1997                   4,658,949        $ 47,930        $ 16,088      $    (187)       $ 63,831
                                          ==============   =============   =============   ============    ============

                                   TRICO BANCSHARES
                           CONDENSED CONSOLIDATED STATEMENTS
                                     OF CASH FLOWS
                                      (unaudited)
                                    (in thousands)

                                                                   For the nine months
                                                                   ended September 30,
                                                                 1997              1996
Operating activities:
Net income                                                   $        4,257     $        5,269
Adjustments to reconcile net income to net cash provided
 by operating activities:
    Provision for loan losses                                         2,200                627
    Provision for losses on OREO                                        169                  -
    Depreciation and amortization                                     1,759              1,328
    Amortization of investment security discounts                       (62)                42
    Deferred income taxes                                               (97)               107
    Investment security (gains) losses (net)                            (18)                 -
    (Gain) loss on sale of other real estate owned                       33                 (5)
    (Gain) loss on sale of premises and equipment                       (14)                (7)
    (Gain) loss on sale of loans                                       (139)                 8
    Proceeds from loan sales                                         15,130             13,217
    Origination of loans held for sale                              (22,325)           (20,483)
    Amortization of stock options                                       146                156
    (Increase) decrease in interest receivable                         (504)               527
    Increase (decrease) in interest payable                             771               (729)
    (Increase) decrease in other assets and liabilities              (9,814)            (2,195)
                                                                ------------        -----------
      Net cash provided (used) by operating activities               (8,508)            (2,138)
                                                                ------------        -----------

Investing activities:
    Proceeds from maturities of securities held-to-maturity           8,595             16,627
    Purchases of securities held-to-maturity                              -             (5,516)
    Proceeds from maturities of securities available-for-sale        18,815             19,777
    Proceeds from sales of securities available-for-sale             29,033                  -
    Purchases of securities available-for-sale                     (131,695)           (13,644)
    Net (increase) decrease in loans                                (24,735)           (56,023)
    Purchases of premises and equipment                              (3,940)            (2,030)
    Proceeds from sale of other real estate owned                       470                515
                                                                ------------        -----------
      Net cash provided (used) by investing activities             (103,457)           (40,294)
                                                                ------------        -----------

Financing activities:
    Net increase (decrease) in deposits                             113,332              9,426
    Net increase (decrease) in federal funds purchased               (4,900)             7,500
    Borrowings under repurchase agreements                            4,700                  -
    Payments of principal on long-term debt agreements              (12,838)            (2,008)
    Repurchase of common stock                                          (30)              (146)
    Cash dividends - Common                                          (2,226)            (1,779)
    Exercise of common stock options                                    143                356
                                                                ------------        -----------
      Net cash provided (used) by financing activities               98,181             13,349
                                                                ------------        -----------

      Increase (decrease) in cash and cash equivalents              (13,784)           (29,083)
      Cash and cash equivalents at beginning of year                 52,231             65,273
                                                                ------------        -----------
      Cash and cash equivalents at end of period              $      38,447     $       36,190
                                                                ============        ===========

Supplemental information:
    Cash paid for taxes                                       $       2,924     $        4,097
    Cash paid for interest expense                            $      18,187     $       14,618


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

The interim results for the nine months ended September 30, 1997 and 1996, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 1996.


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

Pro forma amounts for basic and diluted earnings per share assuming SFAS 128 had been in effect for the three months and nine months ended September 30, 1997 and 1996 are as follows:

                                 Three months ended         Nine months ended
                                    September 30,              September 30,
                                 1997           1996       1997           1996
                                 ----           ----       ----           ----

   Basic earnings per share      $0.35          $0.41      $0.92          $1.18
   Diluted earnings per share    $0.33          $0.39      $0.88          $1.13

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


Overview

The Company earned $1,614,000 for the third quarter ended September 30, 1997 versus $1,821,000 for the same period in 1996. Fully diluted earnings per share for the third quarter periods were $0.33 and $0.39, respectively. Earnings for the nine months ended September 30, 1997 were $4,257,000 versus year ago results of $5,269,000. The fully diluted earnings per share were $.88 and $1.13 for the respective nine month periods.

Pretax earnings for the third quarter of 1997 were $2,649,000 versus $3,097,000 for the same period in 1996. While quarterly pretax earnings declined $448,000 from the prior year, the 1997 third quarter pretax earnings rose $982,000 or 58.9% above the second quarter 1997 results. Higher operating costs related to the February 21, 1997 acquisition and integration of nine branches from Wells Fargo Bank, N.A. continued to adversely impact earnings as compared to prior year results. Additionally, the Bank made provisions for loan losses totaling $1,000,000 in the quarter versus $537,000 in the third quarter last year. The higher provision was made due to loan growth and an increase of $669,000in net loans charged off in the third quarter of 1997 from a total of $200,000 in the third quarter of 1996. Net interest income reflected growth of 21.6% to $9,372,000. The interest income component was up $2,937,000 (23.4%) due to higher quarter over quarter volume of both loans and securities and a 23 basis point increase in yields on securities. Average rates received on loans was lower by 39 basis points due primarily to the effect of lower rate mortgage loans acquired in the Sutter Buttes Savings Bank acquisition in the fourth quarter of last year. Interest expense increased $1,271,000 (26.1%) which was due predominately to increased volume of interest bearing liabilities. Net interest margin was 5.12% for the third quarter of 1997 versus 5.39% in the prior year. This lower net interest margin reflects the change in the mix of earning assets and deposits as a result of the Sutter Buttes acquisition and the first quarter purchase of the Wells' branches. The acquired deposits from Wells were invested in government securities. The net interest margin for 1997 will most likely continue to be lower than prior year levels until additional loan production replaces more of the investment securities.

Noninterest income reflected growth of 42.0% to a total of $2,477,000 for the third quarter of 1997 over the prior year third quarter. The service charge and fee income portion increased 34.9% to $1,748,000 due to an increase in account volumes. Other income increased from $449,000 in 1996 to $711,000 in 1997. Commissions on the sale of mutual funds and annuities accounted for $227,000 of the increase.

Noninterest expense increased $2,383,000 to $8,200,000 in the third quarter 1997 versus 1996. Of the higher costs, $851,000 were directly related to continuing operations of the purchased branches. Additionally, amortization of intangible assets associated with the Sutter Buttes and Wells branch acquisitions amounted to $386,000. Increased staffing in various support departments and loan offices to service the new branches in addition to normal salary progressions added $530,000 (18.0%) to salary and benefit expense on a quarter over quarter basis. Occupancy costs exclusive of the new branches was $141,000 (14.5%) higher. Of this amount, depreciation on equipment had the largest single increase and accounted for $101,000. Much of the depreciation related to improved computer and communication networks. Other expense categories such as courier service, telephone, ATM charges and postage, had significant increases as a result of the Sutter Buttes and Wells Fargo branch acquisitions. The provision for OREO losses was $117,000 in the third quarter of 1997 versus no provision in the same quarter last year. Noninterest expenses related to ongoing operations, exclusive of onetime acquisition costs, dropped $214,000 in the third quarter of 1997 from the second quarter 1997 results. Management will continue to focus its attention on increasing efficiencies and reducing the noninterest expenses.

Assets of the Company totaled $798,141,000 at September 30, 1997 which was an increase of $103,282,000 (14.9%) and $177,102,000 (28.5%) from the December 31,
1996 and September 30, 1996 ending balances, respectively. Changes in earning assets from the prior year quarter end balances included an increase in loans of $88,111,000 to $468,061,000 and an increase in securities of $72,571,000 to
$246,668,000. Nonperforming assets decreased $2,241,000 from December 31, 1996 to a balance of $8,212,000 at September 30, 1997.

Year to date 1997, the Company had an annualized return on assets of .73% and a return on equity of 9.12% versus 1.17% and 12.80% in 1996. TriCo Bancshares ended the quarter with a Tier 1 capital ratio of 10.48% and a total risk-based capital ratio of 11.7%.

The following tables provide a summary of the major elements of income and expense for the third quarter of 1997 compared with the third quarter of 1996 and for the first nine months of 1997 compared with the first nine months of 1996.

                                TRICO BANCSHARES
                              CONDENSED COMPARATIVE
                                INCOME STATEMENT
                (in thousands, except earnings per common share)

                                               Three months
                                           ended September 30,       Percentage
                                         1997            1996          Change
                                          (in thousands, except       increase
                                           earnings per share)       (decrease)
Interest income                      $    15,597     $    12,584        23.9%
Interest expense                           6,127           4,856        26.2%
                                     ------------    ------------

Net interest income                        9,470           7,728        22.6%

Provision for loan losses                  1,000             537        86.2%
                                     ------------    ------------

Net interest income after                  8,470           7,191        17.8%
  provision for loan losses

Noninterest income                         2,477           1,745        41.9%
Noninterest expenses                       8,200           5,817        41.0%
                                     ------------    ------------

Net income before income taxes             2,747           3,119       (11.9%)
Income taxes                               1,035           1,276       (18.9%)
Tax equivalent adjustment1                    98              22       355.0%
                                     ------------    ------------

Net income                                 1,614           1,821       (11.4%)
                                     ============    ============

Primary earnings per common share    $      0.33     $      0.39       (15.4%)

1 Interest on tax-free securities is reported on a tax equivalent basis of 1.52 and 1.72 for September 30, 1997 and 1996.


                                TRICO BANCSHARES
                              CONDENSED COMPARATIVE
                                INCOME STATEMENT
                (in thousands, except earnings per common share)

                                             Nine months
                                         ended September 30,         Percentage
                                       1997             1996           Change
                                        (in thousands, except         increase
                                         earnings per share)         (decrease)
Interest income                    $    44,464     $    35,956          23.7%
Interest expense                        17,834          13,889          28.4%
                                   ------------    ------------

Net interest income                     26,630          22,067          20.7%

Provision for loan losses                2,200             627         250.9%
                                   ------------    ------------

Net interest income after               24,430          21,440          13.9%
  provision for loan losses

Noninterest income                       6,982           4,791          45.7%
Noninterest expenses                    24,312          17,146          41.8%
                                   ------------    ------------

Net income before income taxes           7,100           9,085         (21.9%)
Income taxes                             2,614           3,749         (30.3%)
Tax equivalent adjustment1                 229              67         241.7%
                                   ------------    ------------

Net income                               4,257           5,269         (19.2%)
                                   ============    ============

Primary earnings per common share  $      0.88     $      1.13         (22.1%)

1 Interest on tax-free securities is reported on a tax equivalent basis of 1.52 and 1.72 for September 30, 1997 and 1996.

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

For the quarter ended September 30, 1997, interest income increased $3,013,000 or 23.9%over the same period in 1996. The average balance of total earning assets was higher by $159,654,000 which was a 28.4% increase. The acquisition of Sutter Buttes Savings Bank in the fourth quarter of 1996 and the purchase of deposits from Wells Fargo in February 1997 were the major contributing factors for the increase in earning assets. The average balances of loans outstanding and securities increased $86,299,000 and $71,618,000, respectively. These two volume increases accounted for additional interest income of $2,270,000 and $1,029,000, respectively. The average rate received on loans in the third quarter of 1997 was 10.1% which was a decrease of 39 basis points from the third quarter last year. The lower rate resulted in an unfavorable variance in interest income of $458,000. The large number of mortgage loans in the Sutter Buttes portfolio was the major cause in lowering the average rate for loans. The average rate received on securities rose 23 basis points to 6.0% which accounted for a $148,000 increase in interest income.

For the third quarter of 1997, interest expense increased by $1,271,000 or 26.2% over the year earlier period. Due to the two acquisitions, average balances of interest bearing deposit liabilities increased in all categories from the same period of the previous year. These average balances rose $160,213,000 (36.8%). The higher volumes of interest bearing deposit liabilities increased interest expense by $1,567,000. Average balances of Federal Funds purchased and debt fell $25,406,000 to $18,801,000 which resulted in a decrease of $381,000 in interest expense on a quarter over quarter basis. Average rates paid on all interest bearing liabilities were down 6 basis points in the third quarter 1997 versus 1996.

The combined effect of the increase in both interest income and interest expense for the third quarter of 1997 versus the same period in 1996 resulted in an increase of $1,742,000 (22.6%) in net interest income. Net interest margin for the comparative quarters fell from 5.51% to 5.25%. Net interest margin is affected by the rates received on earning assets, the mix of products i.e. loans and securities within the assets, the yields paid on interest bearing liabilities and the mix within these liabilities. As a result of the two acquisitions, all four of these variables changed in the third quarter as compared to the third quarter of last year. While net interest margin for the third quarter of 1997 improved 29 basis points over the second quarter 1997 level, management expects the net interest margin will continue to be lower overall in 1997 versus 1996. The margin will probably remain lower than in periods prior to the acquisition until higher loan volume can replace investment securities.


The nine month period ending September 30, 1997, was essentially impacted by the same factors as the third quarter. The mix and volume of earning assets and interest bearing liabilities changed because of the two acquisitions. As a result, interest income increased $8,508,000 or 23.7% in the first nine months of 1997 over the same period in 1996. Most of the increase resulted from higher average balances on loans and investment securities. Interest income from the volume increase for these two items totaled $9,916,000. It was offset by a $1,865,000 decrease in interest income due to a lower average yield on loans. The average rate received on all earning assets for the nine month period ended September 30, 1997 was 8.54% or 25 basis points lower than the 8.79% for the same period in 1996.

Interest expense for the nine month period increased $3,945,000 from that for the same period in 1996. Volume increases in deposits added $4,487,000 of interest expense. This was offset in part by slightly lower rates and a $12,105,000 reduction in Federal Funds purchased and debt outstanding. Overall average rates paid on interest-bearing liabilities in the first nine months of 1997 decreased 4 basis points to 3.97% from the same period in 1996.

The combined effect of the increase in both interest income and interest expense for the first six months of 1997 versus 1996 resulted in an increase of $2,821,000 or 20.4% in net interest income. Net interest margin decreased 29 basis points from 5.34% to 5.05%.

The following four tables provide summaries of the components of the interest income, interest expense and net interest margins on earning assets for the quarter and nine month periods ended September 30, 1997 versus the same periods in 1996.

                                TRICO BANCSHARES
                       ANALYSIS OF CHANGE IN NET INTEREST
                            MARGIN ON EARNING ASSETS
                                 (in thousands)

                                                                    Three Months Ended
                                                  30-Sep-97                                    30-Sep-96

                                  Average          Income/     Yield/          Average          Income/     Yield/
                                  Balance1         Expense     Rate            Balance1         Expense     Rate
Assets
Earning assets
  Loans 2,3                      $  464,748       $ 11,767     10.13%         $  378,449       $   9,955    10.52%
  Securities4                       254,517          3,806      5.98%            182,899           2,629     5.75%
  Federal funds sold                  1,737             24      5.53%                  -             -
                               -------------    -----------                  ------------     -----------
    Total earning assets            721,002         15,597      8.65%            561,348          12,584     8.97%
                                                -----------                                   -----------
Cash and due from bank               31,777                                       33,374
Premises and equipment               16,936                                       14,293
Other assets, net                    30,388                                       18,603
Less:  allowance
  for loan losses                    (6,208)                                      (5,338)
                               -------------                                 ------------
      Total                      $  793,896                                   $  622,280
                               =============                                 ============

Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits                $  126,420            720      2.28%        $    90,215            519      2.30%
  Savings deposits                  208,147          1,613      3.10%            158,640           1,229     3.10%
  Time deposits                     261,630          3,552      5.43%            187,129           2,448     5.23%
Federal funds purchased               1,989             29      5.83%             13,701             204     5.96%
Short-term debt                       5,368             42      3.13%              6,196              88     5.68%
Long-term debt                       11,444            171      5.98%             24,310             368     6.06%
                               -------------    -----------                  ------------     -----------
   Total interest-bearing
      liabilities                   614,998          6,127      3.99%            480,191           4,856     4.05%
                                                -----------                                   -----------
Noninterest-bearing deposits        105,264                                       78,999
Other liabilities                    10,299                                        7,166
Shareholders' equity                 63,335                                       55,924
                               -------------                                 ------------
    Total liabilities
      and shareholders' equity   $  793,896                                   $  622,280
                               =============                                 ============

Net interest rate spread5                                       4.67%                                        4.92%
Net interest income/net                          $   9,470                                    $   7,728
                                                ===========                                  ===========
  interest margin6                                    5.25%                                     5.51%
                                                ===========                                  ===========




1 Average  balances are  computed  principally  on the basis of daily  balances.
  Average balance of securities is based on amortized cost.
2 Nonaccrual loans are included.
3 Interest income on loans includes fees on loans of $496,000 in 1997 and $502,000 in 1996.
4 Interest income is stated on a tax equivalent basis of  1.52 and 1.72 at September 30, 1997 and
1996.
5 Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
6 Net  interest  margin is  computed by dividing  net  interest  income by total average earning assets.

                                TRICO BANCSHARES
                       ANALYSIS OF CHANGE IN NET INTEREST
                            MARGIN ON EARNING ASSETS
                                 (in thousands)

                                                                    Nine Months Ended
                                 30-Sep-97                                        30-Sep-96

                                   Average         Income/        Yield/           Average          Income/       Yield/
                                   Balance1        Expense        Rate             Balance1         Expense       Rate
Assets
Earning assets
  Loans 2,3                        $ 445,908     $   33,338        9.97%           $ 348,943      $   27,548      10.53%
  Securities4                        240,781         10,834        6.00%             188,123           8,076       5.72%
  Federal funds sold                   7,224            292        5.39%               8,383             332       5.28%
                                -------------   ------------                     ------------   -------------
    Total earning assets             693,913         44,464        8.54%             545,449          35,956       8.79%
                                                ------------                                    -------------
Cash and due from bank                37,107                                          30,716
Premises and equipment                16,301                                          13,917
Other assets, net                     31,551                                          18,316
Less:  allowance
  for loan losses                     (6,086)                                         (5,438)
                                -------------                                    ------------
      Total                        $ 772,786                                       $ 602,960
                                =============                                    ============

Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits                  $ 118,924          2,019        2.26%         $   86,313            1,472       2.27%
  Savings deposits                   206,087          4,736        3.06%            161,712            3,721       3.07%
  Time deposits                      250,038         10,020        5.34%            177,373            7,102       5.34%
Federal funds purchased                3,807            160        5.60%              8,397              348       5.53%
Short-term debt                        8,325            354        5.67%              3,285              137       5.56%
Long-term debt                        12,316            545        5.90%             24,871            1,109       5.95%
                                -------------   ------------                    ------------    -------------
   Total interest-bearing
      liabilities                    599,497         17,834        3.97%            461,951           13,889       4.01%
                                                ------------                                    -------------
Noninterest-bearing deposits         100,955                                         77,905
Other liabilities                     10,081                                          8,202
Shareholders' equity                  62,253                                         54,902
                                -------------                                   ------------
    Total liabilities
      and shareholders' equity     $ 772,786                                      $ 602,960
                                =============                                   ============

Net interest rate spread5                                          4.58%                                          4.78%
Net interest income/net                          $   26,630                                       $   22,067
                                                ============                                    =============
  interest margin6                                     5.12%                                            5.39%
                                                ============                                    =============


1 Average  balances are  computed  principally  on the basis of daily  balances.
  Average balance of securities is based on amortized cost.
2 Nonaccrual loans are included.
3 Interest income on loans includes fees on loans of $1,520,000 in 1997 and $1,407,000 in 1996.
4 Interest income is stated on a tax equivalent basis of  1.52 and 1.72 at September 30, 1997 and
1996.
5 Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
6 Net  interest  margin is  computed by dividing  net  interest  income by total average earning assets.

                                TRICO BANCSHARES
                       ANALYSIS OF VOLUME AND RATE CHANGES
                       ON NET INTEREST INCOME AND EXPENSE
                                 (in thousands)

                    For the three months ended September 30,
                                 1997 over 1996
                                                        Yield/
                                    Volume               Rate4          Total
                           ----------------   -----------------   ------------
Increase (decrease) in interest income:
    Loans 1,2              $         2,270    $           (458)   $     1,812
    Investment securities3           1,029                 148          1,177
    Federal funds sold                  24                   -             24
                           ----------------   -----------------   ------------
      Total                          3,323                (310)         3,013
                           ----------------   -----------------   ------------

Increase (decrease) in interest expense:
    Demand deposits
      (interest-bearing)                208                 (7)           201
    Savings deposits                    384                  -            384
    Time deposits                       975                129          1,104
    Federal funds purchased            (174)                (1)          (175)
    Short-term debt                     (12)               (34)           (46)
    Long-term debt                     (195)                (2)          (197)
                            ----------------  -----------------   ------------
      Total                           1,186                 85          1,271
                            ----------------  -----------------   ------------

Increase (decrease) in
  net interest income       $         2,137   $           (395)   $     1,742
                            ================  =================   ============

1 Nonaccrual loans are included.
2 Interest income on loans includes fee income on loans of $496,000 in 1997 and
 $502,000  in 1996.
3 Interest income is stated on a tax equivalent basis of 1.52 and 1.72 for
 September 30, 1997 and 1996.
4 The rate/volume variance has been included in the rate variance.



                                TRICO BANCSHARES
                       ANALYSIS OF VOLUME AND RATE CHANGES
                       ON NET INTEREST INCOME AND EXPENSE
                                 (in thousands)

                     For the nine months ended September 30,
                                 1997 over 1996
                                                           Yield/
                                             Volume         Rate4         Total
                                        ------------   -----------   -----------
Increase (decrease) in interest income:
    Loans 1,2                           $     7,655    $   (1,865)   $    5,790
    Investment securities3                    2,261           497         2,758
    Federal funds sold                          (46)            6           (40)
                                        ------------   -----------   -----------
      Total                                   9,870        (1,362)        8,508
                                        ------------   -----------   -----------

Increase (decrease) in interest expense:
    Demand deposits
      (interest-bearing)                        556            (9)          547
    Savings deposits                          1,021            (6)        1,015
    Time deposits                             2,910             8         2,918
    Federal funds purchased                    (190)            2          (188)
    Short-term debt                             210             7           217
    Long-term debt                             (560)           (4)         (564)
                                        ------------   -----------   -----------
      Total                                   3,947            (2)        3,945
                                        ------------   -----------   -----------

Increase (decrease) in
  net interest income                   $     5,923    $   (1,360)   $    4,563
                                        ============   ===========   ===========

1 Nonaccrual loans are included.
2 Interest income on loans includes fee income on loans of $1,520,000 in 1997 and $1,407,000 in 1996.
3 Interest income is stated on a tax equivalent basis of 1.52 and 1.72 for
 September 30, 1997 and 1996.
4 The rate/volume variance has been included in the rate variance.

Provision for Loan Losses

During the third quarter of 1997, the Bank provided $1,000,000 for loan losses which was $463,000 higher than provided in the year ago quarter. The higher provision was necessitated by higher net charge offs which were $869,000 in the third quarter versus $200,000 in the third quarter of 1996.
Charged off loans were higher in all loan categories.

For the nine month period ended September 30,1997 the Bank provided $2,200,000 for loan losses versus $627,000 in the same period of 1996. Net charge offs for the nine month periods in 1997 and 1996 were $1,933,000 and $636,000 respectively. Net charge offs of commercial loans during the nine months were $863,000 in 1997 versus $35,000 in 1996. Credit card net charge offs in the first nine months of 1997 increased $246,000 to $695,000 as compared to the same period in 1996. These two loan categories accounted for the major portion of the higher charge offs.

It is expected that the Bank will continue to provide for loan losses at higher levels than were recorded in 1996 as a result of loan growth and higher level of adversely rated credits in the loan portfolio.


Noninterest Income

Total noninterest income for the third quarter of 1997 was up $732,000 or 42.0% from the same period in 1996. Service charges and fees on deposit accounts increased 34.9% to $1,748,000 in the third quarter versus year ago results. This change was due to increases in account volumes mainly as a result of the previously mentioned acquisitions. Other income was up from $449,000 in the third quarter of 1996 to $711,000 in 1997. Much of the change was related to a $227,000 (83.5%) increase in commissions on the sale of mutual funds and annuities.


Results for the nine months were consistent with the third quarter. Overall, noninterest income was higher by $2,191,000 or 45.7% in the first nine months of 1997 versus the same period in 1996. Service charges and fee income reflected a 37.1% increase to $4,923,000. Both the increased volume of accounts from the acquisitions and selective fee increases made in June of 1996 contributed to the higher income. Other income was up $841,000 to $2,041,000 of which $559,000 of the increase was attributable to commissions on the sale of mutual funds and annuities. Gains on the sale of real estate loans accounted for $147,000 of the increase.

Noninterest Expense

Noninterest expense is comprised of operating expenses of the Company and the Bank, plus the total noninterest (income) expenses of the Bank's real estate development subsidiary. Noninterest expense increased $2,383,000 to $8,200,000 in the third quarter 1997 versus 1996. Of the higher costs, $851,000 were directly related to continuing operations of the purchased branches. Additionally, amortization of intangible assets associated with the Sutter Buttes and Wells branch acquisitions amounted to $386,000. Increased staffing in various support departments and loan offices to service the new branches in addition to normal salary progressions added $530,000 (18.0%) to salary and benefit expense on a quarter over quarter basis. Occupancy costs exclusive of the new branches was $141,000 (14.5%) higher. Of this amount, depreciation on equipment had the largest single increase and accounted for $101,000. Much of the depreciation related to improved computer and communication networks. Other expense categories such as courier service, telephone, ATM charges and postage, had significant increases as a result of the Sutter Buttes and Wells Fargo branch acquisitions. The provision for OREO losses was $117,000 in the third quarter of 1997 versus no provision in the same quarter last year. This provision was made on five different OREO properties. Noninterest expenses related to ongoing operations, exclusive of onetime acquisition costs, dropped $214,000 in the third quarter of 1997 from the second quarter 1997 results. Management will continue to focus its attention on increasing efficiencies and reducing the noninterest expenses.

For the nine month period noninterest expenses increased $7,166,000 or 41.8% in 1997 over 1996. Of this amount conversion and direct operating costs associated with the acquired branches accounted for $2,257,000. Amortization of intangible assets associated with the acquisitions amounted to $957,000. Other expenses which had significant increases on a year over year basis and were closely related to providing services to the new branches and customers include: Salary and benefits $1,405,000, premise and equipment $572,000, telephone $158,000, ATM charges $136,000, courier service $152,000, postage $58,000 and FDIC insurance $70,000. Provision for OREO loss and other OREO expenses increased $238,000.

The overhead efficiency ratio for the first nine months of 1997 was 72.8% versus 64.0% in the like period of 1996.

Provision for Income Taxes

The effective tax rate for the nine months ended September 30, 1997 is 38.1% and reflects a decrease from 41.6% in the year earlier period. The decrease in tax rate is the result of higher nontaxable earnings from municipal bonds and life insurance on a smaller income base from the prior year. The Bank has increased its holdings of tax-exempt municipal bonds in the first half of 1997, so the tax rate should continue to be somewhat lower during 1997.

Loans

In the third quarter of 1997, loan balances increased $7,320,000 or 1.6% from the ending balances at June 30, 1997. Loan balances were higher in all categories. The balances also exceeded year end balances by $28,771,000 and 1996 third quarter ending balances by $88,111,000. The year over year gains are attributable to the Sutter Buttes acquisition and loan growth of 7.2%. The Bank has increased its commercial lending staff in the Sacramento, Bakersfield and northern San Joaquin Valley loan offices. Seasonal agricultural loans are expected to start paying down in the fourth quarter so no net loan growth is anticipated during the remainder of the 1997.

Securities

At September 30, 1997, securities held-to-maturity had a cost basis of $96,245,000 and an approximate fair value of $95,876,000. This portfolio contained mortgage-backed securities totaling $73,936,000 of which $31,575,000 were CMO's. The securities available-for-sale portfolio had a fair value of $150,423,000 and an amortized cost of $150,227,000. This portfolio contained mortgage-backed securities with an amortized cost of $26,929,000 of which $19,486,000 were CMO's.

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

Nonperforming Loans

As shown in the following table, total nonperforming assets at September 30, 1997 were $8,212,000 which is a decrease of 21.4% from the year end balance. At September 30, 1997 non performing assets represent 1.03% of total assets versus 1.50% at year end. Nonaccrual loans secured by real estate decreased approximately $3,227,000 (43.7%) to $4,154,000, which accounted for the largest single change. Commercial and consumer installment nonperforming loans also had decreases. Agricultural nonperforming loans reflected some increase. OREO increased $692,000 as the net result of ten properties being added and ten being sold during this period and an additional OREO provision of $170,000. All nonaccrual loans are considered to be impaired when determining the valuation allowance under SFAS 114. The increase in nonperforming loans is of concern to Management. Progress has been made in the process to identify problem and potential problem loans earlier. Collection processes are being changed to help improve the timeliness of loan payments.

                                          September 30,            December 31,
                                               1997                    1996

Nonaccrual loans                          $    5,515              $     9,044
Accruing loans past due 90 days or more          616                       20
Restructured loans (in compliance with
  modified terms)                                  -                        -
                                          -----------             ------------
     Total nonperforming loans                 6,131                    9,064
Other real estate owned                        2,081                    1,389
                                          -----------             ------------
     Total nonperforming assets           $    8,212              $    10,453
                                          ===========             ============
Nonincome producing investments in real
  estate held by Bank's real estate
    development subsidiary                $      606              $     1,173
                                          ===========             ============
Nonperforming loans to total loans              1.31%                    2.06%
Allowance for loan losses to
  nonperforming loans                            104%                      67%
Nonperforming assets to total assets            1.03%                    1.50%
Allowance for loan losses to
  nonperforming assets                            77%                      58%


Allowance for Loan Loss

The Bank maintains its allowance for loan losses at a level Management believes will be adequate to absorb probable losses inherent in existing loans, leases and commitments to extend credit, based on evaluations of the collectibility, impairment and prior loss experience of loans, leases and commitments to extend credit.

The following table presents information concerning the allowance and provision for loan losses.

                                       For the nine months ended September 30
                                             1997                    1996
                                                    (in thousands)
Balance, Beginning of period           $    6,097             $     5,580

Provision charged to operations             2,200                     627

Loans charged off                          (2,105)                   (919)

Recoveries of loans previously
  charged off                                 172                     283

Balance, end of period                 $    6,364             $     5,571
                                       ===========            ============

Ending loan portfolio                  $  468,061             $   379,950
                                       ===========            ============

Allowance for loans as a
  percentage of ending loan portfolio        1.36%                   1.47%
                                       ===========            ============



Equity

The following table indicates the amounts of regulatory capital of the Company.

                                                                                     To Be Well
                                                                                  Capitalized Under
                                                                For Capital       Prompt Corrective
                                         Actual            Adequacy Purposes     Action Provisions
                                     Amount     Ratio        Amount     Ratio      Amount   Ratio
As of  September 30, 1997:
Total Capital
    to Risk Weighted Assets          $61,096   11.70%       =>$41,790 =>8.0%     =>$52,237 =>10.0%
Tier I Capital
    to Risk Weighted Assets          $54,732   10.48%       =>$20,895 =>4.0%     =>$31,342 => 6.0%

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


                                                 TRICO BANCSHARES



Date     November 7, 1997                        /s/  Robert H. Steveson
        ------------------                       -----------------------
                                                 Robert H. Steveson
                                                 President and
                                                 Chief Executive Officer


Date     November 7, 1997                        /s/  Robert M. Stanberry
        ------------------                       ------------------------
                                                 Robert M. Stanberry
                                                 Vice President and
                                                 Chief Financial Officer