Form 10-K
period 1997-12-31
TRICO BANCSHARES /
filed 1998-03-27
CIK 356171

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year                               Commission File Number 0-10661
ended December 31, 1997

                                TriCo Bancshares
             (Exact name of registrant as specified in its charter)

       California                                                94-2792841
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

63 Constitution Drive, Chico, California                            95973
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:(530) 898-0300
Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 10, 1998, was approximately $98,856,000. This computation excludes a total of 1,369,451 shares which are beneficially owned by the officers and directors of Registrant who may be deemed to be the affiliates of Registrant under applicable rules of the Securities and Exchange Commission.


The number of shares outstanding of Registrant's classes of common stock, as of March 10, 1998, was 4,664,649 shares of Common Stock, without par value.


The following documents are incorporated herein by reference into the parts of Form 10-K indicated: Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997, for Item 7 and Registrant's Proxy Statement for use in connection with its 1998 Annual Meeting of Shareholders for Part III.

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

         The Bank engages in the general commercial banking business in the California counties of Butte, Del Norte, Glenn, Lake, Lassen, Madera, Mendocino, Merced, Nevada, Shasta, Siskiyou, Stanislaus, Sutter, Tehama and Yuba. It has loan production offices in Kern and Sacramento counties. The Bank currently has 24 traditional branches, 7 in-store branches and two loan production offices. It opened its first banking office in Chico, California in 1975, followed by branch offices in Willows, Durham and Orland, California. The Bank opened its fifth banking office at an additional location in Chico in 1980. On March 27, 1981, the Bank acquired the assets of Shasta County Bank and thereby acquired six additional offices. These offices are located in the communities of Bieber, Burney, Cottonwood, Fall River Mills, Palo Cedro and Redding, California. On November 7, 1987, the Bank purchased the deposits and premises of the Yreka Branch of Wells Fargo Bank, thereby acquiring an additional branch office. On August 1, 1988, the Bank opened a new office in Chico at East 20th Street and Forest Avenue. The Bank opened a branch office in Yuba City on September 10, 1990. The Bank opened four supermarket branches in 1994. These supermarket branches were opened on March 7, March 28, June 6 and June 13, 1994 in Red Bluff, Yuba City, and two in Redding respectively. The Bank added one conventional branch in Redding through its acquisition of Country National Bank on July 21, 1994. On November 7, 1995, the Bank opened a supermarket branch in Chico. In March 1996 the Bank opened its sixth supermarket branch in Grass Valley. The acquisition of Sutter Buttes Savings Bank in October 1996 added a branch in Marysville. Loan production offices were established in Bakersfield and Sacramento in 1996. On February 21, 1997, the Bank purchased nine branches from Wells Fargo Bank, N.A. The acquired branches are located in Crescent City, Weed, Mt. Shasta, Susanville, Covelo, Middletown, Patterson, Gustine and Chowchilla. This acquisition expanded the Bank's market area from the Sacramento Valley and intermountain areas to include parts of the northern coastal region and the northern San Joaquin Valley.

         General Banking Services. The Bank conducts a commercial banking business including accepting demand, savings and time deposits and making commercial, real estate, and consumer loans. It also offers installment note collection, issues cashier's checks and money orders, sells travelers checks and provides safe deposit boxes and other customary banking services. Brokerage services are provided at the Bank's offices by the Bank's association with INVEST Financial Corporation. The Bank does not offer trust services or international banking services.

         The Bank's operating policy since its inception has emphasized retail banking. Most of the Bank's customers are retail customers and small to medium-sized businesses. The business of the Bank emphasizes serving the needs of local businesses, farmers and ranchers, retired individuals and wage earners. The majority of the Bank's loans are direct loans made to individuals and businesses in the area. At December 31, 1997, the total of the Bank's consumer installment loans outstanding was $87,950,000 (19.6%), the total of commercial loans outstanding was $165,813,000 (36.9%), and the total of real estate loans including construction loans of $34,250,000 was $195,204,000 (43.5%). The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment, inventory, accounts receivable and notes receivable secured by property as collateral for loans.

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

         In February 1998, the Bank became the first bank in the Northern Sacramento Valley to offer banking services on the Internet. This banking service provides customers one more tool for anywhere, anytime access to their accounts.

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

         Employees. At December 31, 1997, the Company and the Bank employed 467 persons, including four executive officers. Full time equivalent employees were calculated at 381. No employees of the Company or the Bank are presently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are excellent.

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

         Qualifying capital is divided into two tiers. Tier 1 capital consists generally of common stockholder's equity, qualifying noncumulative perpetual preferred stock, qualifying cumulative perpetual preferred stock (up to 25 percent of total Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries less goodwill and certain other intangible assets. Tier 2 capital consists of, among other things, allowance for loan and lease losses up to 1.25 percent of weighted risk assets, perpetual preferred stock, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, subordinated debt and intermediate-term preferred stock. Tier 2 capital qualifies as part of total capital up to a maximum of 100 percent of Tier 1 capital. Amounts in excess of these limits may be issued but are not included in the calculation of risk-based capital ratios. As of December 31, 1997 the Company must have a minimum ratio of qualifying total capital to weighted risk assets of 8 percent, of which at least 4 percent must be in the form of Tier 1 capital.

         The Federal regulatory agencies have adopted a minimum Tier 1 leverage ratio which is intended to supplement risk-based capital requirements and to ensure that all financial institutions, even those that invest predominantly in low-risk assets, continue to maintain a minimum level of Tier 1 capital. These regulations provide that a banking organization's minimum Tier 1 leverage ratio be determined by dividing its Tier 1 capital by its quarterly average total assets, less goodwill and certain other intangible assets. Under the current rules, the Company is required to maintain a minimum Tier 1 leverage ratio of 4 percent.

Insurance of Deposits.

         The Bank's deposit accounts are insured up to a maximum of $100,000 per depositor by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC issues regulations and generally supervises the operations of its insured banks. This supervision and regulation is intended primarily for the protection of depositors.

         Effective January 1, 1996, the deposit insurance rate was reduced to $0.00 per $100.00. This rate will remain in effect as long as the Bank Insurance Fund is capitalized at its legal limit. In November 1990, federal legislation was passed which removed the cap on the amount of deposit insurance premiums that can be charged by the FDIC. Under this legislation, the FDIC is able to increase deposit insurance premiums as it sees fit. This could result in a significant increase in the cost of doing business for the Bank in the future. The FDIC now has authority to adjust deposit insurance premiums paid by insured banks every six months.

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

Information Administration1                         Fall River Mills Branch
110 Independence Circle                             43308 Highway 299 East
Chico, CA 95973                                     Fall River Mills, CA 96028
7,480 square feet                                   2,200 square feet
Owned                                               Owned

Orland Branch                                       Durham Branch
100 E. Walker Street                                9411 Midway
Orland, CA 95963                                    Durham, CA 95938
3,000 square feet                                   2,150 square feet
Owned                                               Owned

Redding Branch(2)                                   Willows Branch
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

Susanville Branch                                   Weed Branch
1605 Main Street                                    303 Main Street
Susanville, CA 96130                                Weed, CA 96094
7,200 square feet                                   6,200 square feet
Leased - term expires 2002                          Owned

TriCo Offices(3)                                    Yreka Branch
15 Independence Circle                              165 South Broadway
Chico, CA  95973                                    Yreka, CA  96097
7,000 square feet                                   6,000 square feet
Leased - term expires 2011                          Owned

Administration Offices(1)                           Data Processing Center
40 Philadelphia Drive                               1103 Fortress
Chico, CA 95973                                     Chico, CA  95926
7,000 square feet                                   13,600 square feet
Owned                                               Leased - term expires 2011

Headquarters Building                               Redding Downtown Branch
63 Constitution Drive                               1845 California Street
Chico, CA 95973                                     Redding, CA 96001
30,000 square feet                                  Owned
Owned

(1) These two buildings were sold subsequent to December 31, 1997.
(2) This building was vacant at December 31, 1997 and is available for lease..
(3) This leased building was vacated subsequent to December 31, 1997 and is available for sublease.


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


                                         Prices of the             Approximate
                                       Company's Common              Trading
                                             Stock                   Volume
Quarter Ended:(1)                  High              Low           (in shares)

March 31, 1996                    $ 18.50           $ 15.75          579,810
June 30, 1996                       18.75             16.88          266,608
September 30, 1996                  22.25             17.00          478,820
December 31, 1996                   22.50             19.50          365,032
March 31, 1997                      27.00             21.25          323,607
June 30, 1997                       28.75             22.14          344,839
September 30, 1997                  29.25             24.25          223,892
December 31, 1997                   34.00             25.63          225,956


(1) Quarterly trading activity has been compiled from NASDAQ trading reports.

Holders
     As of December 31, 1997, there were approximately 1,925 holders of record of the Company's Common Stock.

Dividends
     The Company has paid quarterly dividends since March 1990. In 1997 the Company paid quarterly dividends of $0.16 per share for all four quarters. For each of the first two quarters of 1996, the Company paid dividends of $0.13 per share. A quarterly dividend of $0.16 per share was paid in the third and fourth quarters of 1996. The holders of Common Stock of the Company are entitled to receive cash dividends when and as declared by the Board of Directors, out of funds legally available therefor, subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution.
     The Company, as sole shareholder of the Bank, is entitled to dividends when and as declared by the Bank's Board of Directors, out of funds legally available therefore, subject to the powers of the Federal Deposit Insurance Corporation (the "FDIC") and the restrictions set forth in the California Financial Code (the "Financial Code"). The Financial Code provides that a bank may not make any distributions in excess of the lessor of: (i) the bank's retained earnings, or
(ii) the bank's net income for the last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank may, with the prior approval of the California Superintendent of Banks (the "Superintendent"), make a distribution to its shareholders of up to the greater of (A) the bank's retained earnings, (B) the bank's net income for its last fiscal year, or (C) the bank's net income for its current fiscal year. If the Superintendent determines that the shareholders' equity of a bank is inadequate or that a distribution by the bank to its shareholders would be unsafe or unsound, the Superintendent may order a bank to refrain from making a proposed distribution. The FDIC may also order a bank to refrain from making a proposed distribution when, in its opinion, the payment of such would be an unsafe or unsound practice. The Bank paid dividends totaling $3,000,000 to the Company in 1997. As of December 31, 1997 and subject to the limitations and restrictions under applicable law, the Bank had funds available for dividends in the amount of $9,695,000.
     The Federal Reserve Act limits the loans and advances that the Bank may make to its affiliates. For purposes of such Act, the Company is an affiliate of the Bank. The Bank may not make any loans, extensions of credit or advances to the Company if the aggregate amount of such loans, extensions of credit, advances and any repurchase agreements and investments exceeds 10% of the capital stock and surplus of the Bank. Any such permitted loan or advance by the Bank must be secured by collateral of a type and value set forth in the Federal Reserve Act.


6.  FIVE YEAR SELECTED FINANCIAL DATA
     (in thousands, except share data)

                                                1997             1996              1995             1994            1993(4)
Statement of Operations Data:(1)
Interest income                              $59,877          $49,148           $46,011          $43,240         $40,947
Interest expense                              23,935           19,179            17,988           15,680          13,996

Net interest income                           35,942           29,969            28,023           27,560          26,951
Provision for loan losses                      3,000              777               335              316           1,858

Net interest income after
  provision for loan losses                   32,942           29,192            27,688           27,244          25,093
Noninterest income                             9,566            6,636             5,933            5,025           6,726
Noninterest expense                           32,932           23,485            21,661           22,058          20,225

Income before income taxes                     9,576           12,343            11,960           10,211          11,594
Provision for income taxes                     3,707            5,037             4,915            4,350           4,779

Net income                                    $5,869           $7,306            $7,045           $5,861          $6,815

Share Data:(2)
Diluted earnings per share                     $1.21           $ 1.56             $1.46            $1.18           $1.42
Cash dividend paid per share                    0.64             0.59              0.37             0.32            0.31
Common shareholders' equity
  at year end                                  13.97            13.10             11.92            10.10           10.05

Balance Sheet Data at year end(5):
Total loans, gross                          $448,967         $439,218          $318,766         $307,103        $305,902
Total assets                                 826,165          694,859           603,554          593,834         575,897
Total deposits                               724,094          595,621           516,193          491,172         515,999
Total shareholders' equity                    65,124           60,777            53,213           48,231          47,068

Selected Financial Ratios:
Return on average assets                        0.75 %           1.18 %            1.22 %            .99 %          1.25 %
Return on average common
  shareholders' equity                          9.34 %          13.03 %           13.95 %          12.42 %           15.81%
Total risk-based capital ratio                 11.90 %          13.58 %           15.17 %          14.65 %         14.02 %
Net interest margin(3)                          5.16 %           5.37 %            5.36 %           5.18 %          5.49 %
Allowance for loan losses to total
  loans outstanding at end of year              1.44 %           1.39 %            1.75 %           1.83 %          1.95 %

1  Tax-exempt securities are presented on an actual yield basis.
2  Retroactively adjusted to reflect 5-for-4 stock split effected in 1995, and 12% stock dividend declared in 1993.
3  Calculated on a tax equivalent basis.
4  Restated on a historical basis to reflect the July 21, 1994 acquisition of Country National Bank on a pooling-of-interests basis.
5  The 1996 data reflects  changes due to the purchase of Sutter Buttes  Savings
   Bank. See Note S of Registrant's 1997 Annual Report to Shareholders.

7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Registrant's 1997 Annual Report to Shareholders, (pages through of Exhibit 13.1 as electronically filed) is incorporated herein by reference.

7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Discussion is included Management's Discussion and Analysis (pages 29 through 48 of Exhibit 13.1 as electronically filed) and is incorporated herein by reference.

8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements and independent auditor's report, included in Registrant's 1997 Annual Report to Shareholders, are incorporated herein by reference:


                                                    Pages of Exhibit 13.1
                                                   as Electronically Filed

Report of Independent Public Accountants                      28

Consolidated Balance Sheets as of
December 31, 1997 and 1996                                     1

Consolidated Statements of Income
for the three years ended December 31,
1997, 1996 and 1995                                            2

Consolidated Statements of Changes in
Shareholders' Equity for the three
years ended December 31, 1997,
1996 and 1995                                                  3

Consolidated Statements of Cash Flows
for the years ended December 31, 1997,
1996 and 1995                                                  4

Notes to Consolidated Financial
Statements                                                     6


9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding Registrant's directors and executive officers will be set forth under the caption, "Proposal No. 1 - Election of Directors of the Company" in Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about May 19, 1998. Said information is incorporated herein by reference.

11.  EXECUTIVE COMPENSATION

         Information regarding compensation of Registrant's directors and executive officers will be set forth under the caption, "Proposal No. 1 - Election of Directors of the Company" in Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about May 19, 1998. Said information is incorporated herein by reference.

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners, directors and executive officers of Registrant will be set forth under the
caption,   "Information  Concerning  the  Solicitation"  in  Registrant's  Proxy
Statement for use in connection with the Annual Meeting of Shareholders to be held on or about May 19, 1998. Said information is incorporated herein by reference.

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is set forth under the caption, "Proposal No. 1 - Election of Directors of the Company" in Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about May 19, 1998. Said information is incorporated herein by reference.

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

         11.1        Computation of earnings per share.

         13.1        TriCo Bancshares 1997 Annual Report to Shareholders.*

         21.1 Tri Counties Bank, a California banking corporation, is the only subsidiary of Registrant.

         23.1        Consent of Arthur Andersen LLP



* Deemed filed only with respect to those portions thereof incorporated herein by reference.

         (b)         Reports on Form 8-K:

                     1. 8-K filed February 21, 1997 for the acquisition of deposit liabilities and fixed assets of nine Northern California branches from Wells Fargo Bank N.A., San Francisco.
                          No financial statements were required to be filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 10, 1998                                         TRICO BANCSHARES


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


Date: March  10, 1998      /s/ Robert H. Steveson
                           --------------------------------
                           Robert H. Steveson, President, Chief Executive
                           Officer and Director (Principal Executive Officer)


Date: March  10, 1998      /s/ Robert M. Stanberry
                           --------------------------------
                           Robert M. Stanberry, Vice President and Chief
                           Financial Officer (Principal Financial and Accounting
                           Officer)


Date: March  10, 1998      /s/ Everett B. Beich
                           --------------------------------
                           Everett B. Beich, Director and Vice Chairman of
                           the Board


Date: March  10, 1998      /s/ William J. Casey
                           --------------------------------
                           William J. Casey, Director


Date: March  10, 1998      /s/ Craig S. Compton
                           --------------------------------
                           Craig S. Compton, Director


Date: March  10, 1998
                           --------------------------------
                           Richard C. Guiton, Director


Date: March  10, 1998      /s/ Douglas F. Hignell
                           --------------------------------
                           Douglas F. Hignell, Secretary and Director

Date: March  10, 1998      /s/ Brian D. Leidig
                           --------------------------------
                           Brian D. Leidig, Director


Date: March 10, 1998       /s/ Wendell J. Lundberg
                           --------------------------------
                           Wendell J. Lundberg, Director


Date: March  10, 1998      /s/ Donald E. Murphy
                           --------------------------------
                           Donald E. Murphy, Director


Date: March  10, 1998
                           --------------------------------
                           Rodney W. Peterson, Director


Date: March  10, 1998      /s/ Alex A. Vereschagin, Jr.
                           --------------------------------
                           Alex A. Vereschagin, Jr., Director and
                           Chairman of the Board


                                                                  EXHIBIT 11.1
                                                        COMPUTATIONS OF EARNINGS PER SHARE

                                                             Years ended December 31

                                                  1997          1996          1995          1994          1993
                                                  ----          ----          ----          ----          ----
        Shares used in the
         computation of
         earnings per share(1)
           Weighted daily average
           of shares outstanding             4,652,059     4,513,157     4,430,092     4,389,802     4,094,009

           Shares used in the
           computation of diluted
           earnings per shares               4,830,674     4,689,751     4,656,893     4,641,383     4,338,255
                                             =========     =========     =========     =========     =========

        Net income used in the
          computation of earnings
            per common stock:
              Income before adjustment
              for interest expense on
              convertible capital               $5,869        $7,306        $7,045        $5,861        $6,815
              Adjustment for preferred
              stock dividend                         0             0          (245)         (420)         (630)

              Net income, as adjusted           $5,869        $7,306        $6,800        $5,441        $6,185
                                             =========     =========     =========     =========     =========

              Basic earnings per share          $ 1.26        $ 1.62        $ 1.53        $ 1.24        $ 1.51
                                             =========     =========     =========     =========     =========


              Diluted earnings per share        $ 1.21        $ 1.56        $ 1.46        $ 1.18        $ 1.42
                                             =========     =========     =========     =========     =========



        (1) Retroactively adjusted for stock dividends and stock splits.

                                                                   EXHIBIT 13.1

                                                 TRICO BANCSHARES CONSOLIDATED BALANCE SHEETS
                                                     (in thousands, except share amounts)
                                                                                                December 31,
Assets                                                                                           1997                 1996

Cash and due from banks                                                                      $ 48,476             $ 52,231
Repurchase agreements                                                                          15,000                   --
                                                                                             ------------------------------
    Cash and cash equivalents                                                                  63,476               52,231

Securities held-to-maturity (approximate fair value $88,950 and $103,488), respectively        90,764              104,713
Securities available-for-sale                                                                 175,753               65,316

Loans:
  Commercial                                                                                  165,813              176,868
  Consumer                                                                                     87,950               75,498
  Real estate mortgages                                                                       160,954              160,575
  Real estate construction                                                                     34,250               26,348
                                                                                             ------------------------------
                                                                                              448,967              439,289
    Less:  Allowance for loan losses                                                            6,459                6,097
                                                                                             ------------------------------
    Net loans                                                                                 442,508              433,192
Premises and equipment, net                                                                    18,901               14,717
Investment in real estate properties                                                              856                1,173
Other real estate owned                                                                         2,230                1,389
Accrued interest receivable                                                                     5,701                4,572
Deferred income taxes                                                                           4,132                4,267
Intangible assets                                                                               8,902                1,036
Other assets                                                                                   12,942               12,253
                                                                                             ------------------------------
    Total assets                                                                             $826,165             $694,859
                                                                                             ==============================
Liabilities and Shareholders' Equity

Deposits:
  Noninterest-bearing demand                                                                 $122,069             $100,879
  Interest-bearing demand                                                                     130,958               97,178
  Savings                                                                                     216,402              172,789
  Time certificates, $100,000 and over                                                         48,907               32,889
  Other time certificates                                                                     205,758              191,886
                                                                                             ------------------------------
    Total deposits                                                                            724,094              595,621
Federal funds purchased                                                                        15,300                4,900
Accrued interest payable                                                                        4,039                3,047
Other liabilities                                                                               6,168                6,233
Long-term debt and other borrowings                                                            11,440               24,281
                                                                                             ------------------------------
    Total liabilities                                                                         761,041              634,082
Commitments and contingencies (Note H)

Shareholders' equity:
Common stock, no par value:  Authorized 20,000,000 shares;
    issued and outstanding  4,662,649 and 4,641,223 shares, respectively                       48,161               47,652
Retained earnings                                                                              16,956               14,076
Unrealized gain/(loss) on securities available-for-sale, net                                        7                 (951)
                                                                                             ------------------------------
    Total shareholders' equity                                                                 65,124               60,777
                                                                                             ------------------------------
    Total liabilities and shareholders' equity                                               $826,165             $694,859
                                                                                             ==============================

See Notes to Consolidated Financial Statements

                                                                   Exhibit 13.1

                                                  TRICO BANCSHARES CONSOLIDATED STATEMENTS OF INCOME
                                                      (in thousands, except earnings per share)

                                                                                         Years Ended December 31,
                                                                              1997                  1996               1995
Interest income:
  Interest and fees on loans                                              $ 44,903              $ 38,227           $ 33,776
  Interest on investment securities--taxable                                13,791                10,409             11,706
  Interest on investment securities--tax exempt                                630                   120                158
  Interest on federal funds sold                                               553                   392                371
                                                                          --------------------------------------------------
    Total interest income                                                   59,877                49,148             46,011

Interest expense:
  Interest on interest-bearing demand deposits                               2,781                 2,226              2,000
  Interest on savings                                                        6,400                 5,032              5,167
  Interest on time certificates of deposit                                  11,481                 8,820              8,736
  Interest on time certificates of deposit, $100,000 and over                2,020                 1,123                328
  Interest on short-term borrowing                                             537                   359                526
  Interest on long-term debt                                                   716                 1,619              1,231
                                                                          --------------------------------------------------
    Total interest expense                                                  23,935                19,179             17,988
                                                                          --------------------------------------------------
    Net interest income                                                     35,942                29,969             28,023

Provision for loan losses                                                    3,000                   777                335
                                                                          --------------------------------------------------
    Net interest income after provision for loan losses                     32,942                29,192             27,688

Noninterest income:
  Service charges and fees                                                   6,745                 4,924              4,163
  Other income                                                               2,821                 1,712              1,770
                                                                          --------------------------------------------------
    Total noninterest income                                                 9,566                 6,636              5,933

Noninterest expenses:
  Salaries and related expenses                                             15,671                11,989             10,787
  Other, net                                                                17,261                11,496             10,874
                                                                          --------------------------------------------------
    Total noninterest expenses                                              32,932                23,485             21,661
                                                                          --------------------------------------------------
    Net income before income taxes                                           9,576                12,343             11,960

Income taxes                                                                 3,707                 5,037              4,915
                                                                          --------------------------------------------------
Net income                                                                 $ 5,869               $ 7,306            $ 7,045

Preferred stock dividends                                                       --                    --                245
                                                                          --------------------------------------------------
Net income available to common shareholders                                $ 5,869               $ 7,306            $ 6,800
                                                                          ==================================================
Basic earnings per common share                                            $  1.26               $  1.62            $  1.53

Diluted earnings per common share                                          $  1.21               $  1.56            $  1.46


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 1997, 1996 and 1995
(in thousands, except share amounts)


                                    Series B
                                 Preferred Stock     Common Stock

                                 Number             Number                     Unrealized
                                   of                 of            Retained   Gain/(Loss) on
                                 Shares  Amount     Shares  Amount  Earnings   Securities,     NetTotal
                                ------------------------------------------------------------------------
Balance, December 31, 1994       8,000   $3,899  3,513,707 $43,552    $4,488      $(3,708)      $48,231

Redemption of  Preferred Stock  (8,000)  (3,899)        --      --      (101)          --        (4,000)

Exercise of Common Stock options    --       --     72,694     554        --           --           554

5-for-4 Common Stock split          --       --    878,427      --        --           --            --

Series B Preferred Stock cash
  dividends                         --       --         --      --      (245)          --          (245)

Common Stock cash dividends         --       --         --      --    (1,639)          --        (1,639)

Change in unrealized holding loss
  on securities                     --       --         --      --        --        3,058         3,058

Stock option amortization           --       --         --     209        --           --           209

Net income                          --       --         --      --     7,045           --         7,045
                                ------------------------------------------------------------------------
Balance, December 31, 1995          --       --  4,464,828  44,315     9,548         (650)       53,213

Issuance of Common Stock            --      --     102,868   2,134        --           --         2,134

Exercise of Common Stock options    --       --     89,950   1,157        --           --         1,157

Repurchase of Common Stock          --       --    (16,423)   (163)     (132)          --          (295)

Common  Stock  cash dividends       --       --         --      --    (2,646)          --        (2,646)

Change in unrealized loss
  on securities                     --       --         --      --        --         (301)         (301)

Stock option amortization           --       --         --     209        --           --           209

Net income                          --       --         --      --     7,306           --         7,306
                                ------------------------------------------------------------------------
Balance, December 31, 1996          --       --  4,641,223  47,652    14,076         (951)       60,777

Exercise of Common Stock options    --       --     22,526     332        --           --           332

Repurchase of Common Stock          --       --     (1,100)    (11)      (19)          --           (30)

Common  Stock  cash dividends       --       --         --      --    (2,970)          --        (2,970)

Change in unrealized gain/(loss)
  on securities                     --       --         --      --        --          958           958

Stock option amortization           --       --         --     188        --           --           188

Net income                          --       --         --      --     5,869           --         5,869
                                ------------------------------------------------------------------------
Balance, December 31, 1997          --      $--  4,662,649 $48,161   $16,956          $ 7       $65,124
                                ========================================================================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                              Years ended December 31,
                                                                                      1997            1996            1995
Operating activities:
  Net income                                                                     $  5,869          $ 7,306         $ 7,045
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses                                                     3,000              777             335
      Provision for losses on other real estate owned                                 169              202              99
      Provision for premises impairment and lease loss                                300               --              --
      Depreciation and amortization                                                 2,438            1,809           1,600
      Amortization of intangible assets                                             1,342               34              --
      (Accretion) amortization of investment
        security (discounts) premiums, net                                           (273)              28             117
      Deferred income taxes                                                          (601)            (930)           (134)
      Investment security (gains)losses, net                                          (18)             --               10
      (Gain) loss on sale of loans                                                   (260)               3             (56)
      (Gain) loss on sale of other real estate owned, net                              11               (5)            (78)
      Amortization of stock options                                                   188              209             209
      Change in assets and  liabilities  net of effects from  purchase of Sutter
         Buttes (1996 only):
          (Increase) decrease in interest receivable                               (1,129)             344             139
           Increase (decrease) in interest payable                                    992             (495)          1,402
          (Increase) decrease in other assets and liabilities                     (10,078)          (6,273)           (876)
                                                                                -------------------------------------------
        Net cash provided by operating activities                                   1,950            3,009           9,812

Investing activities :
  Proceeds from maturities of securities held-to-maturity                          14,116           19,179          19,516
  Purchases of securities held-to-maturity                                             --           (5,516)         (2,740)
  Proceeds from maturities of securities available-for-sale                        35,604           24,353          12,427
  Proceeds from sales of securities available-for-sale                             29,033              --            6,993
  Purchases of securities available-for-sale                                     (173,327)         (13,704)         (5,638)
  Net decrease in loans                                                           (13,915)         (62,104)        (12,360)
  Purchases of premises and equipment                                              (5,968)          (2,526)         (1,335)
  Proceeds from sale of other real estate owned                                       838              673           1,862
  Purchases and additions to real estate properties                                  (288)              --              --
  Purchase of Sutter Buttes net of cash acquired                                       --             (997)             --
                                                                                -------------------------------------------
        Net cash provided (used) by investing activities                         (113,907)         (40,642)         18,725

Financing activities:
  Net increase (decrease) in deposits                                             128,473           23,486          25,021
  Net increase in federal funds  borrowed                                          10,400            4,900              --
  Borrowings (payments) under repurchase agreements                                    --               --         (30,457)
  Borrowings under long-term debt agreements                                           --               --           9,828
  Payments of principal on long-term debt agreements                              (12,841)          (2,011)         (2,035)
  Redemption of Preferred Stock                                                        --               --          (4,000)
  Repurchase of Common Stock                                                          (30)            (295)             --
  Cash dividends-- Preferred                                                           --               --            (245)
  Cash dividends-- Common                                                          (2,970)          (2,646)         (1,639)
  Issuance of Common Stock                                                            170            1,157             554
                                                                                -------------------------------------------
        Net cash provided (used) by financing activities                          123,202           24,591          (2,973)
                                                                                -------------------------------------------
        Increase (decrease) in cash and cash equivalents                           11,245          (13,042)         25,564

Cash and cash equivalents at beginning of year                                     52,231           65,273          39,709
                                                                                -------------------------------------------
Cash and cash equivalents at end of year                                         $ 63,476         $ 52,231        $ 65,273
                                                                                ===========================================

Supplemental information
  Cash paid for taxes                                                           $   3,907         $  5,727        $  5,240
  Cash paid for interest expense                                                $  22,943         $ 19,908        $ 16,586
  Non-cash assets acquired through foreclosure                                  $   1,859         $  1,628        $    390

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years ended December 31, 1997, 1996 and 1995

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

Nature of Operations
     The Company operates twenty four branch offices, seven in-store branches and two loan production offices in the California counties of Butte, Del Norte, Glenn, Kern, Lake, Lassen, Madera, Mendocino, Merced, Nevada, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama and Yuba. The Company's operating policy since its inception has emphasized retail banking. Most of the Company's customers are retail customers and small to medium sized businesses.

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

Securities
     The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.
In 1997 and 1996 the Company did not have any securities classified as trading.
     Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of shareholders' equity until realized.
     Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.
Realized gains and losses for securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

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

Allowance for Loan Losses
     The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when Management believes that the collectibility of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. The allowance is an amount that Management believes will be adequate to absorb probable losses inherent in existing loans, leases and commitments to extend credit, based on evaluations of the collectibility, impairment and prior loss experience of loans, leases and commitments to extend credit. The evaluations take into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, commitments, and current and anticipated economic conditions that may affect the borrower's ability to pay.
     The Company defines a loan as impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Certain impaired loans are measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

Mortgage Operations
     The Company sold substantially all of its conforming long term residential mortgage loans originated during 1997, 1996 and 1995 for cash proceeds equal to the fair value of the loans. Statement of Financial Accounting Standards No.
122, Accounting for Mortgage Servicing Rights (SFAS 122) requires the recognition of originated mortgage servicing rights as assets by allocating the total costs incurred between the loan and the servicing right based on their relative fair values. Historically, the cost of the originated servicing rights was not recognized as an asset and was charged to earnings when the related loan was sold.
     The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. SFAS 122 requires the Company to assess capitalized mortgage servicing rights for impairment based upon the fair value of those rights at each reporting date. For purposes of measuring impairment, the rights are stratified based upon the product type, term and interest rates. Fair value is determined by discounting estimated net future cash flows from mortgage servicing activities using discount rates that approximate current market rates and estimated prepayment rates, among other assumptions. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value. Impairment, if any, is recognized through a valuation allowance for each individual stratum.

     The Company adopted SFAS 122 on January 1, 1996. The overall impact of adopting this Statement on the Company's 1996 financial statements was not material. At December 31, 1997, the Company had no mortgage loans held for sale. At December 31, 1997 and 1996, the Company serviced real estate mortgage loans for others of $147 million and $148 million, respectively.

Premises and Equipment
     Premises and equipment, including those acquired under capital lease, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expenses are computed using the straight-line method over the estimated useful lives of the related assets or lease terms. Asset lives range from 3-10 years for furniture and equipment and 15-40 years for land improvements and buildings.

Investment in Real Estate Properties
     Investment in real estate properties is stated at the lower of cost or market value and consists of properties either acquired directly or transferred from other real estate owned for the purpose of development or to be held as income-earning assets.
     Subsequent to acquisition or transfer, properties included in the investment in real estate properties account are periodically evaluated. Any decline in market value below the carrying amount of a property is included in other expenses. Income and expenses on the investment in real estate properties are included in other expenses.

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

Identifiable Intangible Assets
     Identifiable intangible assets are included in other assets and are amortized using an accelerated method over a period of ten years.

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

Stock-based Compensation
     The Company uses the intrinsic value method to account for its stock option plans (in accordance with the provisions of Accounting Principles Board Opinion No. 25). Under this method, compensation expense is recognized for awards of options to purchase shares of common stock to employees under compensatory plans only if the fair market value of the stock at the option grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) permits companies to continue using the intrinsic value method or to adopt a fair value based method to account for stock option plans. The fair value based method results in recognizing as expense over the vesting period the fair value of all stock-based awards on the date of grant. The Company has elected to continue to use the intrinsic value method and the pro forma disclosures required by SFAS 123 are included in Note J.

Reclassifications
      Certain amounts previously reported in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.

Note B - Restricted Cash Balances

     Reserves (in the form of deposits with the Federal Reserve Bank) of $500,000 and $8,345,000 were maintained to satisfy Federal regulatory requirements at December 31, 1997 and December 31, 1996. These reserves are included in cash and due from banks in the accompanying balance sheet.

Note C - Investment Securities

The amortized cost and estimated fair values of investments in debt securities are summarized in the following tables:

                                                                                     December 31, 1997
                                                                                  Gross            Gross         Estimated
                                                              Amortized        Unrealized       Unrealized         Fair
                                                                Cost              Gains           Losses           Value
                                                                                      (in thousands)
Securities Held-to-Maturity
U.S. Treasury securities and obligations of
U.S. government corporations and agencies                    $  21,805           $   179         $    (16)       $  21,968
Obligations of states and political subdivisions                   530                 1               --              531
Mortgage-backed securities                                      68,429               281           (2,259)          66,451
                                                            ---------------------------------------------------------------
    Totals                                                   $  90,764           $   461          $(2,275)       $  88,950

Securities Available-for-Sale
U.S. Treasury securities and obligations of
U.S. government corporations and agencies                    $ 100,886           $   263          $    --        $ 101,149
Obligations of states and political subdivisions                13,218               582               (1)          13,799
Mortgage-backed securities                                      36,557                56             (429)          36,184
Short-term corporate obligations                                19,960                --               --           19,960
Other securities                                                 4,661                --               --            4,661
                                                            ---------------------------------------------------------------
    Totals                                                   $ 175,282           $   901          $  (430)       $ 175,753



                                                                                     December 31, 1996
                                                                                  Gross            Gross         Estimated
                                                              Amortized        Unrealized       Unrealized         Fair
                                                                Cost              Gains           Losses           Value
                                                                                      (in thousands)
Securities Held-to-Maturity
U.S. Treasury securities and obligations of
U.S. government corporations and agencies                    $  22,792           $   223         $    (33)       $  22,982
Obligations of states and political subdivisions                   719                --               (5)             714
Mortgage-backed securities                                      81,202               349           (1,759)          79,792
                                                            ---------------------------------------------------------------
    Totals                                                   $ 104,713           $   572         $ (1,797)       $ 103,488

Securities Available-for-Sale
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies                  $  30,219           $   101         $     (9)       $  30,311
Obligations of states and political subdivisions                 1,453                27               --            1,480
Mortgage-backed securities                                      30,260                93           (1,203)          29,150
Other securities                                                 4,375                --               --            4,375
                                                            ---------------------------------------------------------------
    Totals                                                   $  66,307            $  221        $  (1,212)       $  65,316

     The amortized cost and estimated fair value of debt securities at December 31, 1997 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                    Estimated
                                            Amortized                 Fair
                                              Cost                    Value
                                                      (in thousands)

Securities Held-to-Maturity
Due in one year                             $  3,000                  $  2,984
Due after one year through five years         23,089                    23,259
Due after five years through ten years         8,652                     8,708
Due after ten years                           56,023                    53,999
                                           ------------------------------------
Totals                                      $ 90,764                  $ 88,950

Securities Available-for-Sale
Due in one year                             $ 56,729                  $ 56,787
Due after one year through five years         65,818                    66,047
Due after five years through ten years         7,149                     7,142
Due after ten years                           40,925                    41,116
                                           ------------------------------------
                                             170,612                   171,092
Other Securities                               4,661                     4,661
                                           ------------------------------------
Totals                                      $175,282                  $175,753


Proceeds from sales of securities available for sale were as follows:

                                Gross             Gross             Gross
For the Year                  Proceeds            Gains            Losses
                                             (in thousands)

     1997                     $ 29,033             $  19            $   1
     1996                     $     --             $  --            $  --
     1995                     $  6,993             $  40            $  50


     Investment securities with an aggregate carrying value of $109,967,000 and $75,125,000 at December 31, 1997 and 1996, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

Note D - Allowance for Loan Losses

     Activity in the allowance for loan losses was as follows:

                                                  Years Ended December 31,
                                              1997         1996         1995

                                                     (in thousands)
Balance, beginning of year                   $6,097       $5,580       $5,608
Balance acquired from Sutter Buttes              --          623           --
Provision for loan losses                     3,000          777          335
Loans charged off                            (2,840)      (1,192)        (581)
Recoveries of loans previously charged off      202          309          218
                                            ----------------------------------
Balance, end of year                         $6,459       $6,097       $5,580

      Loans classified as nonaccrual amounted to approximately $4,721,000, $9,044,000, and $2,213,000 at December 31, 1997, 1996 and 1995, respectively.
These nonaccrual loans were classified as impaired and are included in the recorded balance in impaired loans for the respective years shown below. If interest on those loans had been accrued, such income would have been approximately $460,000, $902,000, and $166,000 in 1997, 1996 and 1995,
respectively.

     As of December 31, the Company's recorded investment in impaired loans and the related valuation allowance were as follows:

                                                         1997
                                          Recorded                 Valuation
                                         Investment                Allowance
Impaired loans -
  Valuation allowance required             $ 1,476                    $162
  No valuation allowance required           11,739                      --
                                         ----------------------------------
    Total impaired loans                   $13,215                    $162



                                                         1996
                                          Recorded                 Valuation
                                         Investment                Allowance
Impaired loans -
  Valuation allowance required             $ 2,525                    $605
  No valuation allowance required           13,829                      --
                                         ----------------------------------
    Total impaired loans                   $16,354                    $605


      This valuation allowance is included in the allowance for loan losses shown above for the respective year. The average recorded investment in impaired loans was $ 14,784,000, $10,720,000 and $3,579,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company recognized interest income on impaired loans of $1,118,000, $729,000 and $345,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Note E - Premises and Equipment

     Premises and equipment were comprised of:

                                              December 31,
                                     1997                     1996
                                             (in thousands)
Premises                            $13,973                 $11,227
Furniture and equipment              12,912                  11,036
                                   ---------------------------------
                                     26,885                  22,263
Less:
  Accumulated depreciation
    and amortization               (11,836)                 (10,369)
                                   ---------------------------------
                                     15,049                  11,894
Land and land improvements            3,852                   2,823
                                   ---------------------------------
                                    $18,901                 $14,717

     Depreciation and amortization of premises and equipment amounted to $2,100,000, $1,497,000, and $1,344,000 in 1997, 1996 and 1995, respectively. In
1997, the Company provided $300,000 for the impairment of certain properties and leaseholds which it vacated and is in the process of disposing.


Note F - Time Deposits

      At December 31, 1997, the scheduled maturities of time deposits were as follows (in thousands):

                                        Scheduled
                                       Maturities

1998                                     $239,305
1999                                        7,438
2000                                        7,081
2001                                          600
2002 and thereafter                           241
                                        ----------
   Total                                 $254,665

Note G - Long-Term Debt and Other Borrowings

Long-term debt is as follows:

                                                                                                 December 31,
                                                                                             1997              1996
                                                                                                (in thousands)

FHLB loan, fixed rate of 5.53% payable on March 21, 1997                                       --          $ 3,000
FHLB loan, effective rate of 5.13% payable on April 28, 1998                              $ 5,000            5,000
FHLB loan, fixed rate of 5.62% payable on February 4, 1999                                    400              400
FHLB loan, fixed rate of 6.14% payable on March 21, 1999                                    3,000            3,000
FHLB loan, fixed rate of 5.84% payable on November 6, 2000                                  1,500            1,500
FHLB loan, fixed rate of 5.90% payable January 16, 2001                                     1,000            1,000
FHLB repurchase agreements, fixed rate of 5.85% payable on July 17, 1997                       --            9,828
Capital lease obligation on premises, effective rate of 13% payable
  monthly in varying amounts through December 1, 2009                                         540              553
                                                                                         --------------------------
Total long-term debt                                                                      $11,440          $24,281

     The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at December 31, 1997, this line provided for maximum borrowings of $78,335,000 of which
$10,900,000 was outstanding, leaving $67,435,000 available. The maximum month-end outstanding balances of short term reverse repurchase agreements in 1997 and 1996 were $16,300,000 and $0, respectively. The Company has available unused lines of credit totaling $49,700,000 for Federal funds transactions.

Note H - Commitments and Contingencies (See also Note O)

     At December 31, 1997, future minimum commitments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:

                                          Capital              Operating
                                          Leases                Leases
                                                  (in thousands)

1998                                       $   85               $  843
1999                                           86                  644
2000                                           87                  357
2001                                           88                  238
2002                                           89                  221
Thereafter                                    652                1,988
                                           ----------------------------
Future minimum lease payments               1,087               $4,291
Less amount representing interest             547
                                           -------
Present value of future lease payments     $  540

      Rent expense under operating leases was $1,059,000 in 1997, $799,000 in 1996, and $887,000 in 1995.
     The Company is a defendant in legal actions arising from normal business activities. Management believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company's financial position.

Note I - Dividend Restrictions

     The Bank paid to the Company cash dividends in the aggregate amounts of $3,000,000, $4,800,000, and $3,200,000 in 1997, 1996 and 1995, respectively. The
Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the California State Banking Department. California banking laws limit the Bank's ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this regulation, at December 31, 1997, the Bank may pay dividends of $9,695,000.

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

      The Company also has outstanding options under one plan approved in 1993 and two plans approved in 1989. Options under the 1993 plan were granted at an exercise price less than the fair market value of the common stock and vest over a six year period. Options under the 1989 plan vest 20% annually. Unexercised options for the 1993 and 1989 plans terminate 10 years from the date of the grant.

Stock option activity is summarized in the following table:

                                                                                             Weighted         Weighted
                                                                                              Average         Average
                                                Number              Option Price             Exercise        Fair Value
                                              of Shares*              Per Share                Price         of Grants

Outstanding at December 31, 1994                560,274          $ 7.43  to  $ 7.86          $ 7.72
    Options granted                              31,250            7.86  to   13.20           10.81            $5.07
    Options exercised                           (72,694)           7.43  to    7.86            7.60
Outstanding at December 31, 1995                518,830            7.43  to   13.20            7.93
    Options granted                              20,000           18.38  to   18.38           18.38             5.35
    Options exercised                           (89,950)           7.43  to    7.86            7.63
    Options forfeited                           (23,030)           7.86  to    7.86            7.86
Outstanding at December 31, 1996                425,850            7.43  to   18.38            8.48
    Options granted                              56,000           21.25  to   27.38           26.28            $8.39
    Options exercised                           (22,526)           7.43  to    7.86            7.55
    Options forfeited                           (12,600)           7.86  to    7.86            7.86
Outstanding at December 31, 1997                446,724          $ 7.43  to  $27.38          $ 8.48

*1995 activity is adjusted for the 5-for-4 Common Stock split effected September 22, 1995

      Of the stock options outstanding as of December 31, 1997, options on 327,376 shares were exercisable at a weighted average price of $8.79.

      The Company has stock options outstanding under the four option plans described above. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized except for the options granted  under the 1993  plan.  The  Company  recognized  expense  of  $188,000,
$209,000  and  $209,000  for the  1993  Plan  options  in  1997,  1996  and 1995 respectively. Had compensation cost for these plans been determined in accordance SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                   1997       1996       1995

Net income                       As reported      $5,869     $7,306     $7,045
                                   Pro forma      $5,829     $7,285     $7,037

Basic earnings per share         As reported       $1.26      $1.62      $1.54
                                   Pro forma       $1.25      $1.61      $1.53

Diluted earnings per share       As reported       $1.21      $1.56      $1.46
                                   Pro forma       $1.21      $1.55      $1.46

      However, because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996, and 1995, respectively: risk-free interest rates of 6.06, 6.76, and 5.92 percent; expected dividend yields of 2.46, 3.48, and 2.46 percent; expected lives of 6, 6, and 6 years; expected volatility of 30.49, 30.22, and 31.38 percent, respectively.

Note K - Other Noninterest Expenses and Income

     The components of other noninterest expenses were as follows:

                                                     Years Ended December 31,
                                                    1997      1996       1995
                                                         (in thousands)
Equipment and data processing                    $ 3,390    $ 2,483   $ 2,508
Occupancy                                          2,214      1,682     1,573
Intangible amortization                            1,342         34        --
Professional fees                                    998        901       593
Telecommunications                                   922        653       361
Advertising                                          753        713       563
Postage                                              535        436       405
Provision for premises impairment and lease loss     300         --        --
Net other real estate owned expense                  277        261       201
Assessments                                          155         80       727
Other                                              6,375      4,253     3,943
                                                ------------------------------
     Total other operating expenses              $17,261    $11,496   $10,874

      Commissions on sales of annuities and mutual funds in the amounts of $1,963,000, $1,255,000, and $900,000 for the years 1997, 1996 and 1995 are included in other income.

Note L - Income Taxes

     The current and deferred components of the income tax provision were comprised of:

                                     Years Ended December 31,
                              1997             1996              1995
                                          (in thousands)
Current Tax Provision:
  Federal                  $ 3,360           $ 4,439          $ 3,640
  State                        948             1,528            1,409
                          --------------------------------------------
    Total current            4,308             5,967            5,049


Deferred Tax Benefit:
  Federal                     (614)             (769)             (36)
  State                         13              (161)             (98)
                          --------------------------------------------
    Total deferred            (601)             (930)            (134)
                          --------------------------------------------
Total income taxes         $ 3,707           $ 5,037          $ 4,915

     Taxes recorded directly to shareholders' equity are not included in the preceding table. These taxes (benefits) relating to changes in the unrealized gains and losses on available-for-sale investment securities amounting to $736,000 in 1997 and ($231,000) in 1996, and benefits related to employee stock options of $148,000 in 1997 and $233,000 in 1996 were recorded directly to shareholders' equity.

     The provisions for income taxes applicable to income before taxes for the years ended December 31, 1997, 1996, and 1995 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

                                                -    Years Ended December 31,
                                                  1997        1996        1995

Federal statutory income tax rate                 34.0%       34.2%       34.2%
State income taxes, net of federal tax benefit     6.4         7.4         7.4
Tax-exempt interest on municipal obligations      (1.9)        (.3)        (.4)
Other                                               --         (.5)        (.1)
                                                 ------------------------------
Effective Tax Rate                                38.5%       40.8%       41.1%

     The components of the net deferred tax asset of the Company as of December 31, were as follows:

                                              1997             1996
                                                  (in thousands)

Deferred Tax Assets:
  Loan losses                              $ 2,333           $ 2,050
  Unrealized loss on securities                 --               731
  Deferred compensation                      1,960             1,693
  OREO write downs                             227               244
  Loss on investment in real estate            360               232
  Intangible amortization                      291                --
  Other                                        245               586
                                          ---------------------------
    Total deferred tax assets                5,416             5,536

Deferred Tax Liabilities:
  Depreciation                                (828)             (798)
  Capital leases                               (92)              (86)
  Securities accretion                        (364)             (385)
                                          ---------------------------
    Total deferred tax liability            (1,284)           (1,269)
                                          ---------------------------
    Net deferred tax asset                 $ 4,132           $ 4,267

Note M - Retirement Plans

     Substantially all employees with at least one year of service are covered by a discretionary employee stock ownership plan (ESOP). Contributions are made to the plan at the discretion of the Board of Directors. Country National Bank, acquired by the Company in 1994, had an ESOP which was merged into the Company's plan in 1995. Contributions to the plan(s) totaling $828,000 in 1997, $500,000 in 1996, and $432,000 in 1995 are included in salary expense.
     The Company has a supplemental retirement plan for directors and a supplemental executive retirement plan covering key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies $5,870,000 and $5,163,000 at December 31, 1997 and 1996, respectively) to pay the retirement obligations.

     The following table sets forth the plans' status:

                                                                                       December 31,
                                                                                 1997              1996
                                                                                      (in thousands)
Actuarial present value of benefit obligations:
  Vested benefit obligation                                                    $(3,213)          $(3,113)
                                                                              ===========================
  Accumulated benefit obligation                                                (3,463)           (3,289)
                                                                              ===========================
  Projected benefit obligation for service rendered to date                     (3,693)           (3,704)
                                                                              ===========================
  Plan assets at fair value                                                    $    --           $    --
                                                                              ===========================
Projected benefit obligation in excess of plan assets                          $(3,693)          $(3,704)
Unrecognized net loss from past experience different
  from that assumed and effects of changes in assumptions                          252             1,296
Prior service cost not yet
  recognized in net periodic pension cost                                          103               113
Unrecognized net obligation at transition                                          979               287
                                                                              ---------------------------
Accrued pension cost included in other liabilities                             $(2,359)          $(2,008)

                                                                                         Years Ended December 31,
                                                                                 1997              1996             1995
                                                                                              (in thousands)
Net pension cost included the following components:
  Service cost-benefits earned during the period                                  $120              $135            $100
  Interest cost on projected benefit obligation                                    262               204             159
  Net amortization and deferral                                                    113                72              46
                                                                                 ----------------------------------------
  Net periodic pension cost                                                       $495              $411            $305

      The net periodic pension cost was determined using a discount rate assumption of 7.0% for 1997, 7.0% for 1996 and 7.0% for 1995. The rates of increase in compensation used in each year were 0% to 5%. The Company has an Executive Deferred Compensation Plan which allows directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies to pay the compensation obligations. At December 31, 1997 and 1996 the cash values exceeded the recorded liabilities.

Note N - Earnings per Share

     The Company adopted SFAS No. 128, Earnings per Share (SFAS 128), effective December 15, 1997. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share calculations. Basic earnings per share is computed by dividing net income, less dividends on preferred stock, by the weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income, less dividends on preferred stock, by the weighted average common shares outstanding including the dilutive effects of potential common shares (e.g. stock options). Diluted earnings per share calculations result in the same primary earnings per share previously reported by the Company. The Company's basic and diluted earnings per share are as follows (in thousands except per share data):

                                                                        Year Ended December 31, 1997
                                                                        Weighted Average
                                                           Income            Shares          Per-Share Amount
Basic Earnings per Share
  Net income available to common shareholders                  $5,869        4,652,059               $1.26

Common stock options outstanding                                   --          178,615
                                                                             ---------
Diluted Earnings per Share
  Net income available to common shareholders                  $5,869        4,830,674               $1.21
                                                               ======        =========


                                                                        Year Ended December 31, 1996
                                                                        Weighted Average
                                                           Income            Shares          Per-Share Amount
Basic Earnings per Share
  Net income available to common shareholders                  $7,306        4,513,157               $1.62

Common stock options outstanding                                   --          176,594
                                                                             ---------
Diluted Earnings per Share
  Net income available to common shareholders                  $7,306        4,689,751               $1.56
                                                               ======        =========


                                                                        Year Ended December 31, 1995
                                                                        Weighted Average
                                                           Income            Shares          Per-Share Amount

Net income                                                     $7,045
Less: Preferred stock dividends                                 (245)
                                                              -------
Basic Earnings per Share
  Net income available to common shareholders                  $6,800        4,430,092               $1.53

Common stock options outstanding                                   --          226,801
                                                                             ---------
Diluted Earnings per Share
  Net income available to common shareholders                  $6,800        4,656,893               $1.46
                                                               ======        =========

Note O - Related Party Transactions

     Certain directors, officers, and companies with which they are associated were customers of, and had banking transactions with, the Company or its Subsidiary in the ordinary course of business. It is the Company's policy that all loans and commitments to lend to officers and directors be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers of the Bank.
     The following table summarizes the activity in these loans for 1997.

           Balance                                          Balance
        December 31,     Advances/                       December 31,
            1996         New Loans       Payments            1997
                               (in thousands)

            7,922           884            2,179             6,627


Note P - Financial Instruments With Off-Balance Sheet Risk

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

                                                      Contractual Amount
                                                         December 31,
                                                    1997              1996
                                                        (in thousands)

Financial instruments whose contract amounts represent credit risk:

  Commitments to extend credit:
    Commercial loans                               $52,579          $37,923
    Consumer loans                                  78,785           61,113
    Real estate mortgage loans                         667              428
    Real estate construction loans                  11,985           18,415
  Standby letters of credit                          1,789            1,112

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

Note Q - Concentration of Credit Risk

     The Company grants agribusiness, commercial and residential loans to customers located throughout the northern San Joaquin Valley, the northern Sacramento Valley and northern mountain regions of California. The Company has a diversified loan portfolio within the business segments located in this geographical area.

Note R - Disclosure of Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practical to estimate that value. Cash and due from banks, accrued interest receivable and payable, and short-term borrowings are considered short-term instruments. For these short-term instruments their carrying amount approximates their fair value.

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

     The estimated fair values of the Company's financial instruments are as follows:

                                                December 31, 1997
                                           Carrying            Fair
Financial assets:                           Amount            Value
                                                 (In thousands)
  Cash and short-term investments           $ 63,476         $ 63,476
  Securities:
    Held-to-maturity                          90,764           88,950
    Available-for-sale                       175,753          175,753
  Loans, net                                 442,508          446,439
  Accrued interest receivable                  5,701            5,701

Financial liabilities:

  Deposits                                   724,094          724,188
  Federal Funds purchased                     15,300           15,300
  Accrued interest payable                     4,039            4,039
  Other liabilities                            6,168            6,168
  Long-term borrowings                        11,440           11,524


                                                December 31, 1996
                                           Carrying            Fair
Financial assets:                           Amount            Value
                                                 (In thousands)
  Cash and short-term investments           $ 52,231         $ 52,231
  Securities:
    Held-to-maturity                         104,713          103,488
    Available-for-sale                        65,316           65,316
  Loans, net                                 433,192          434,250
  Accrued interest receivable                  4,572            4,572

Financial liabilities:

  Deposits                                   595,621          595,696
  Accrued interest payable                     3,047            3,047
  Other liabilities                            6,233            6,233
  Long-term borrowings                        24,281           24,403

Note S - Acquisitions

     On February 21, 1997, the Bank purchased and assumed substantially all of the deposit liabilities of nine branches from Wells Fargo Bank, N.A, San Francisco. In connection with the acquisition of such deposit liabilities and related cash balances, The Bank also acquired certain other assets of the branches, including real estate (four branches), furniture and fixtures and a relatively insignificant amount of loans which were secured by deposit accounts. All assets constituting plant and equipment or other physical property will continue to be used in the banking business. Wells Fargo Bank retained all other revenue producing assets which had originated from these branches.

     A summary of the deposit liabilities and limited assets acquired by the Bank is shown below. These assets and liabilities were recorded in the respective captions in the Company's consolidated balance sheet on the acquisition date.

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

     Pro forma operating results of the Company, assuming the Sutter Buttes acquisition had been made as of January 1, 1995 is as follows:

UNAUDITED PRO FORMA COMBINED FINANCIAL DATA
(in thousands, except per share data)              Year ended December 31,
                                                  1996                1995
Summary of Income:
 Net interest income                           $ 31,503            $ 29,458
 Provision for loan losses                          997                 334
 Noninterest income                               6,924               6,422
 Noninterest expense                             25,466              23,394
 Net income                                       7,056               7,290
 Net income available to common shareholders    $ 7,056             $ 7,045

Per Common Share:
 Basic earnings per common share                  $1.54               $1.54
 Diluted earnings per common share                $1.48               $1.48

Selected Balance Sheet Data:
 Investment securities                         $170,029            $194,897
 Loans                                          439,289             376,906
 Assets                                         694,771             667,137
 Deposits                                       595,621             573,599
 Equity                                        $ 60,689            $ 55,480

Note T - TriCo Bancshares Financial Statements

TriCo Bancshares (Parent Only) Balance Sheets

                                                                                       December 31,
Assets                                                                            1997             1996
                                                                                      (in thousands)
Cash                                                                            $    82           $   517
Investment in Tri Counties Bank                                                  64,510            60,171
Other assets                                                                        608               460
                                                                               ---------------------------
  Total assets                                                                  $65,200           $61,148
                                                                               ===========================
Liabilities and shareholders' equity

  Total liabilities                                                             $    76           $   371

Shareholders' equity:
Common stock, no par value:
    Authorized 20,000,000 shares;
    issued and outstanding 4,662,649
    and 4,641,223 shares, respectively                                           48,161            47,652
Retained earnings                                                                16,956            14,076
Unrealized loss on securities available-for-sale, net                                 7              (951)
                                                                               ---------------------------
      Total shareholders' equity                                                 65,124            60,777
                                                                               ---------------------------
      Total liabilities and shareholders' equity                                $65,200           $61,148
                                                                               ===========================

Statements of Income                                                                     Years Ended December 31,
                                                                                 1997              1996              1995
                                                                                              (in thousands)
Interest income                                                                 $   --            $   --           $   --

Administration expense                                                             321               296              282
                                                                                ------------------------------------------
Loss before equity in net income of Tri Counties Bank                             (321)             (296)            (282)
Equity in net income of Tri Counties Bank:
  Distributed                                                                    3,000             4,800            3,200
  Undistributed                                                                  3,031             2,654            4,010
Income tax credits                                                                 159               148              117
                                                                                ------------------------------------------
  Net income                                                                    $5,869            $7,306           $7,045
                                                                               ===========================================

Statements of Cash Flows
                                                                                         Years ended December 31,
                                                                                 1997              1996             1995
                                                                                              (in thousands)
Operating activities:
  Net income                                                                    $5,869             $7,306          $7,045
  Adjustments to reconcile net income to net cash provided
    by (used for) operating activities:
      Undistributed equity in Tri Counties Bank                                 (3,031)            (2,654)         (4,010)
      Deferred income taxes                                                       (148)              (157)           (117)
      Increase (decrease) in other operating assets and liabilities               (295)               279              19
                                                                                ------------------------------------------
          Net cash provided by operating activities                              2,395              4,774           2,937

Investing activities:
  Capital contributed to
    Tri Counties Bank                                                               --             (4,741)             --
                                                                                ------------------------------------------
          Net cash used for investing activities                                    --             (4,741)             --

Financing activities:
  Issuance of common stock                                                         170              3,291             554
  Repurchase of common stock                                                       (30)              (295)             --
  Redemption of preferred stock                                                     --                 --          (4,000)
  Cash dividends-- preferred                                                        --                 --            (245)
  Cash dividends-- common                                                       (2,970)            (2,646)         (1,639)
                                                                                ------------------------------------------
          Net cash provided by (used for)  financing activities                 (2,830)               350          (5,330)
                                                                                ------------------------------------------
          Increase (decrease) in cash and cash equivalents                        (435)               383          (2,393)

Cash and cash equivalents at beginning of year                                     517                134           2,527
                                                                                ------------------------------------------
Cash and cash equivalents at end of year                                        $   82             $  517          $  134
                                                                                ==========================================

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1997, that the Company meets all capital adequacy requirements to which it is subject.

     As of December 31, 1997, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                           To Be Well
                                                                                                        Capitalized Under
                                                                                 For Capital            Prompt Corrective
                                                        Actual                Adequacy Purposes         Action Provisions
                                                  Amount       Ratio           Amount      Ratio         Amount      Ratio
As of December 31, 1997:
Total Capital (to Risk Weighted Assets):
    Consolidated                                   $62,673    11.90%         =>$42,132    =>8.0%       =>$52,665   =>10.0%
    Tri Counties Bank                              $62,059    11.80%         =>$42,083    =>8.0%       =>$52,604   =>10.0%
Tier I Capital (to Risk Weighted Assets):
    Consolidated                                   $56,215    10.67%         =>$21,066    =>4.0%       =>$31,599   => 6.0%
    Tri Counties Bank                              $55,601    10.57%         =>$21,042    =>4.0%       =>$31,563   => 6.0%
Tier I Capital (to Average Assets):
     Tri Counties Bank                             $55,601     6.94%         =>$21,042    =>4.0%       =>$26,302   => 5.0%

As of December 31, 1996:
Total Capital (to Risk Weighted Assets):
    Consolidated                                   $66,690    13.58%         =>$39,280    =>8.0%       =>$49,100   =>10.0%
    Tri Counties Bank                              $66,084    13.47%         =>$39,244    =>8.0%       =>$49,055   =>10.0%
Tier I Capital (to Risk Weighted Assets):
    Consolidated                                   $60,593    12.34%         =>$19,640    =>4.0%       =>$29,460   => 6.0%
    Tri Counties Bank                              $59,987    12.23%         =>$19,622    =>4.0%       =>$29,433   => 6.0%
Tier I Capital (to Average Assets):
     Tri Counties Bank                             $59,987     8.91%         =>$26,930    =>4.0%       =>$33,663   => 5.0%

Note V - Summary of Quarterly Results of Operations (unaudited)

     The following table sets forth the results of operations for the four quarters of 1997 and 1996 and is unaudited; however, in the opinion of management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

                                                                   1997 Quarters Ended
                                                 December 31,      September 30,    June 30,     March 31,
(Dollars in thousands, except per share data)
Interest income                                        $15,742        $15,597        $14,873       $13,993
Interest expense                                         6,101          6,127          6,099         5,608
                                                      --------       --------       --------      --------
Net interest income                                      9,641          9,470          8,774         8,385
Provision for loan losses                                  800          1,000            600           600
                                                      --------       --------      ---------     ---------
Net interest income after
     provision for loan losses                           8,841          8,470          8,174         7,785
Noninterest income                                       2,584          2,477          2,408         2,097
Noninterest expense                                      8,620          8,200          8,820         7,292
                                                      --------       --------       --------      --------
Income before income taxes                               2,805          2,747          1,762         2,590
Taxable-equivalent adjustment                              100             98             95            35
Income tax expense                                       1,093          1,035            588           991
                                                      --------       --------       --------      --------
Net income                                             $ 1,612        $ 1,614        $ 1,079       $ 1,564
                                                       =======        =======        =======       =======

Net income applicable to common stock                  $ 1,612        $ 1,614        $ 1,079       $ 1,564
                                                       =======        =======        =======       =======

Per common share:
    Net income (diluted)                               $  0.33        $  0.33       $  0.22        $  0.32
                                                       =======        =======       =======        =======
    Dividends                                          $  0.16        $  0.16       $  0.16        $  0.16
                                                       =======        =======       =======        =======



                                                                    1996 Quarters Ended
                                                 December 31,      September 30,    June 30,     March 31,
(Dollars in thousands, except per share data)
Interest income                                        $13,276        $12,584        $11,744       $11,629
Interest expense                                         5,290          4,856          4,498         4,535
                                                      --------       --------       --------      --------
Net interest income                                      7,986          7,728          7,246         7,094
Provision for loan losses                                  150            537             50            40
                                                     ---------      ---------      ---------     ---------
Net interest income after
     provision for loan losses                           7,836          7,191          7,196         7,054
Noninterest income                                       1,845          1,745          1,580         1,466
Noninterest expense                                      6,339          5,817          5,824         5,505
                                                      --------       --------       --------      --------
Income before income taxes                               3,342          3,119          2,952         3,015
Taxable-equivalent adjustment                               17             22             22            24
Income tax expense                                       1,288          1,276          1,226         1,247
                                                      --------       --------       --------      --------
Net income                                             $ 2,037        $ 1,821        $ 1,704       $ 1,744
                                                       =======        =======        =======       =======

Net income applicable to common stock                  $ 2,037        $ 1,821        $ 1,704       $ 1,744
                                                       =======        =======        =======       =======
Per common share:
    Net income (diluted)                               $  0.43        $  0.39       $  0.37        $  0.38
                                                       =======        =======       =======        =======
    Dividends                                          $  0.16        $  0.16       $  0.13        $  0.13
                                                       =======        =======       =======        =======

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of TriCo Bancshares and Subsidiary:

     We have audited the accompanying consolidated balance sheets of TriCo Bancshares (a California corporation) and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriCo Bancshares and Subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP

San Francisco, California
January 23, 1998

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

Overview
     Often in the path of progress there is some regression along the way. Operating results for the Company in 1997 reflect such a setback. The February 1997 acquisition of the deposits and facilities of nine Northern California branches from Wells Fargo Bank, N.A. (sometimes referred to as "Wells") added approximately $150,090,000 in deposits and set the stage for expansion of the Bank's marketing area. However, the direct and indirect operating expenses related to servicing the new branches were higher than expected and loan growth in these branches was lower than expected. As a result, earnings for 1997 were lower than in 1996. Management believes that the major issues of integrating the new branches and support departments had been resolved by the end of 1997. Consequently, Management believes that the Bank is positioned to realize growth in earnings and returns for shareholders in 1998.
     The Company had earnings of $5,869,000 for the year ended December 31, 1997 versus $7,306,000 for 1996. Diluted earnings per share for the same years were $1.21 and $1.56, respectively.
     Both the acquisition of Sutter Buttes Savings Bank (sometimes referred to as "Sutter Buttes") in October 1996 and the branch purchase from Wells Fargo Bank contributed to increased operating revenues for 1997. Net interest income for 1997 was $35,942,000 which was an increase of $5,973,000 (19.9%) over 1996.
The interest income component of net interest income was up 21.8% or $10,729,000. Interest and fees on loans was up $6,676,000 to $44,903,000 as average loans outstanding increased $79,567,000 to $448,117,000. Interest income on investment securities and Federal Funds sold increased $4,053,000 (37.1%) to $14,974,000 mostly due to higher average balances. Interest expense was up $4,756,000 or 24.8%. This increase was due to higher average balances of interest bearing liabilities as the average rate paid on them declined 9 basis points. The net interest margin was 5.16% in 1997 versus 5.37% in 1996.
     The Bank significantly increased its provision for loan losses in 1997 as net loans charged off totaled $2,640,000 versus $883,000 in the prior year. The provision for 1997 was $3,000,000 compared to $777,000 in 1996. At year end 1997 and 1996 the allowance for loan losses as a percent of gross loans were 1.44% and 1.39%, respectively.
      Noninterest income is comprised of "service charges and fees" and "other income". Service charge and fee income increased 37.0% or $1,821,000 in 1997 versus year ago results. Both higher account volumes and higher fee rates contributed to the increase in this category. Other income was up 64.8% from $1,712,000 in 1996 to $2,821,000 in 1997.Overall, noninterest income increased $2,930,000 or 44.2% for the year.

     Noninterest expenses increased $9,447,000 or 40.2% in 1997 versus 1996. Conversion costs and direct operating expenses for the nine acquired branches accounted for $3,233,000 of the increase. Another $177,000 was attributable to operating costs of the one branch retained from Sutter Buttes. Amortization of goodwill relating to both the Sutter Buttes Saving Bank and the nine branch acquisition added $1,308,000 to expenses for the year. Thus, 50% of the increased expenses were directly attributable to the acquisitions.
     Salary and benefit expenses not directly related to the acquired branches were up $1,848,000 (15.4%). The higher salary expense reflects costs for additional employees in support departments, loan officers and normal salary increases. Other expenses exclusive of the direct costs related to the acquired branches increased 28.8% or $3,310,000. Costs relating servicing the new branches for items such as armored car service, courier service, ATM networks, credit card servicing, deposit accounts and telecommunications were up significantly in 1997.
      Assets of the Company totaled $826,165,000 at December 31, 1997 which was an increase of $131,306,000 from 1996 ending balances.
     For 1997, the Company realized a return on assets of 0.75% and a return on shareholders' equity of 9.34% versus 1.18% and 13.03% in 1996. The Company ended 1997 with a Tier 1 capital ratio of 10.7% and a total risk-based capital ratio of 11.9%.
     Management's continuing goal for the Bank is to deliver a full array of competitive products to its customers while maintaining the personalized customer service of a community bank. We believe this strategy will provide continued growth and the ability to achieve above average returns for our shareholders.

(A) Results of Operations

                                                                                 Years Ended December 31,
                                                                  1997        1996          1995         1994         1993(1)
                                                                      (in thousands, except earnings per share amounts)
Interest income:
Interest and fees on loans                                   $  44,903    $  38,227     $ 33,776     $ 30,641      $ 31,795
Interest on investment securities--taxable                      13,791       10,409       11,706       12,247         8,585
Interest on investment securities--tax exempt(2)                   958          207          272          401           426
Interest on federal funds sold                                     553          392          371          123           329
                                                            ----------------------------------------------------------------
  Total interest income                                         60,205       49,235       46,125       43,412        41,135

Interest expense:
Interest on deposits                                            22,682       17,201       16,231       13,902        13,006
Interest on short-term borrowing                                   537          359          526          719           739
Interest on long-term debt                                         716        1,619        1,231        1,059           251
                                                            ----------------------------------------------------------------
  Total interest expense                                        23,935       19,179       17,988       15,680        13,996
                                                            ----------------------------------------------------------------
  Net interest income                                           36,270       30,056       28,137       27,732        27,139
Provision for loan losses                                        3,000          777          335          316         1,858
                                                            ----------------------------------------------------------------
  Net interest income after provision
    for loan losses                                             33,270       29,279       27,802       27,416        25,281

Noninterest income:
Service charges, fees and other                                  9,548        6,636        5,943        5,048         5,304
Investment securities gains (losses), net                           18           --          (10)         (23)        1,421
                                                            ----------------------------------------------------------------
  Total noninterest income                                       9,566        6,636        5,933        5,025         6,725
Noninterest expenses:
Salaries and employee benefits                                  15,671       11,989       10,787       10,550         9,072
Other, net                                                      17,261       11,496       10,874       11,508        11,152
                                                            ----------------------------------------------------------------
  Total noninterest expenses                                    32,932       23,485       21,661       22,058        20,224
                                                            ----------------------------------------------------------------
Net income before income taxes                                   9,904       12,430       12,074       10,383        11,782
Income taxes                                                     3,707        5,037        4,915        4,350         4,779
Tax equivalent adjustment(2)                                       328           87          114          172           188
                                                            ----------------------------------------------------------------
  Net income                                                  $  5,869     $  7,306      $ 7,045      $ 5,861       $ 6,815
                                                            ================================================================
Basic earnings per common share(3)                            $   1.26     $   1.62      $  1.54      $  1.24       $  1.51
Diluted earnings per common share(3)                          $   1.21     $   1.56      $  1.46      $  1.18       $  1.42
Selected Balance Sheet Information
Total Assets                                                  $826,165     $694,859     $603,554     $593,834      $575,897
Long-term Debt                                                  11,440       24,281       26,292       18,499         7,144
Preferred Stock                                                     --           --           --        3,899         3,899

1  Restated on a historical basis to reflect the July 21, 1994 acquisition of Country National Bank on a pooling-of-interests basis.
2  Interest on tax-free securities is reported on a tax equivalent basis of 1.52 for 1997, 1.72 for 1996, 1.72 for 1995,
   1.75 for 1994,  and 1.79 for 1993.
3  Restated on a  historical  basis to reflect the 5-for-4  stock split  effected
   September 22, 1995.

Net Interest Income/Net Interest Margin
     Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.
     Net  interest  income  for  1997  totaled  $36,270,000  which  was up 20.7%
($6,214,000) over the prior year. Average outstanding loan balances of $448,117,000 for 1997 reflected a 21.6% increase over 1996 balances. This increase contributed an additional $8,253,000 to interest income and was the major factor in the improvement in net interest income. The average yield received on loans fell 35 basis points to 10.02% which offset interest income by $1,577,000. The reduction of the loan yields was due to increased market competition and also in part to the acquisition of Sutter Buttes Savings Bank in October of 1996. A high percentage of Sutter Buttes' loans were mortgage loans with fixed interest rates averaging less than 8%. Average balances of investment securities increased $61,483,000 (33.6%) due primarily to the investment of net proceeds received in the Wells branch acquisition. The higher volume of securities resulted in an increase in interest income of $3,800,000.
     Interest expense increased $4,756,000 (24.8%) in 1997 over 1996. Higher volumes in all interest bearing deposit categories as a result of the purchase of certain deposits from Wells Fargo Bank accounted for the increase. Interest expense on time deposits was up $3,424,000 due to an increase in average balances of $64,519,000 in 1997. Average rates paid on interest bearing liabilities in 1997 were down 9 basis point to 3.96% which had a small favorable effect on interest expense. Net interest margin for 1997 was 5.16% versus 5.37% in 1996.
     Net  interest  income  for  1996  totaled  $30,056,000  which  was up  6.8%
($1,919,000) over the prior year. Average outstanding loan balances of $368,550,000 for 1996 reflected a 19.5% increase over 1995 balances. This increase contributed an additional $6,578,000 to interest income and was the major factor in the improvement in net interest income. The average yield received on loans fell 58 basis points to 10.37% which offset interest income by $2,127,000. The reduction of the loan yields was due to increased market competition and also in part to the acquisition of Sutter Buttes Savings Bank in October of 1996. Average balances of investment securities decreased $26,983,000 (12.8%) as these funds were deployed into loans. The lower volume of securities resulted in a decrease in interest income of $1,546,000.
     Interest expense increased $1,191,000 (6.6%) in 1996 over 1995. Higher volumes in all interest bearing liability categories except savings accounts and long term debt accounted for the increase. Interest expense on time deposits was up $1,230,000 due to higher average balances of $22,390,000 in 1996. Average rates paid on interest bearing liabilities in 1996 were down only 1 basis point to 4.05% which had a small favorable effect on interest expense. Net interest margin for 1996 was 5.37% versus 5.36% in 1995.
      Table One, Analysis of Net Interest Margin on Earning Assets, and Table Two, Analysis of Volume and Rate Changes on Net Interest Income and Expenses, are provided to enable the reader to understand the components and past trends of the Bank's interest income and expenses. Table One provides an analysis of net interest margin on earning assets setting forth average assets, liabilities and shareholders' equity; interest income earned and interest expense paid and average rates earned and paid; and the net interest margin on earning assets. Table Two presents an analysis of volume and rate change on net interest income and expense.

Table One:  Analysis of Net Interest Margin on Earning Assets

                                          1997                             1996                             1995
                              Average              Yield/      Average              Yield/      Average             Yield/
Assets                       Balance1    Income     Rate      Balance1    Income     Rate      Balance1    Income    Rate
                                                                  (dollars in thousands)
Earning assets:
  Loans(2),(3)               $448,117    $44,903  10.02 %     $368,550    $38,227   10.37%     $308,473  $33,776    10.95%
  Securities - taxable        233,389     13,791   5.91 %      180,836     10,409    5.76%      207,163   11,706     5.65%
  Securities - nontaxable(4)   11,316        958   8.47 %        2,386        207    8.68%        3,042      272     8.93%
  Federal funds sold            9,956        553   5.55 %        7,405        392    5.29%        6,702      371     5.54%
                             ---------------------------------------------------------------------------------------------
    Total earning assets      702,778     60,205   8.57 %      559,177     49,235    8.80%      525,380   46,125     8.78%

Cash and due from banks        36,671                           31,867                           29,150
Premises and equipment         16,838                           14,068                           13,206
Other assets, net              33,413                           23,046                           19,537
Less:  Unrealized loss
  on securities               (1,203)                          (1,841)                           (3,156)
Less:  Allowance for loan
  losses                      (6,185)                          (5,597)                           (5,636)
                             ---------                        ---------                         ---------
Total assets                 $782,312                         $620,720                          $578,481

Liabilities and
shareholders' equity
Interest-bearing demand
  deposits                   $122,390      2,781   2.27 %     $ 89,278      2,226    2.49%     $ 81,408    2,000     2.46%
Savings deposits              208,232      6,400   3.07 %      163,637      5,032    3.08%      166,637    5,167     3.10%
Time deposits                 251,874     13,501   5.36 %      187,355      9,943    5.31%      164,965    9,064     5.49%
Federal funds purchased         4,144        235   5.67 %        6,485        359    5.54%        1,953      120     6.14%
Repurchase agreements           5,331        302   5.66 %        9,828        603    6.14%        6,696      406     6.06%
Long-term debt                 12,096        716   5.92 %       17,434      1,016    5.83%       21,416    1,231     5.75%
                             ---------------------------------------------------------------------------------------------
    Total interest-bearing
      liabilities             604,067     23,935   3.96 %      474,017     19,179    4.05%      443,075   17,988     4.06%

Noninterest-bearing
  deposits                    105,198                           79,843                           76,184
Other liabilities              10,204                           10,776                            8,196
Shareholders' equity           62,843                           56,084                           51,026
    Total liabilities and
                             ---------                        ---------                         ---------
    shareholders' equity     $782,312                         $620,720                         $578,481
Net interest rate spread(5)                        4.61 %                            4.75%                           4.72%

Net interest income/net
  interest margin(6)                     $36,270   5.16 %                 $30,056    5.37%               $28,137     5.36%


1  Average balances are computed principally on the basis of daily balances .
2  Nonaccrual loans are included.
3  Interest  income  on loans  includes  fees on loans  of  $2,058,000  in 1997,
   $1,926,000 in 1996, and $1,676,000 in 1995.
4  Interest income is stated on a tax equivalent  basis of 1.52 in  1997,  1.7 in 1996,  and  1.72  for  1995.
5  Net interest rate spread  represents  the average  yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
6  Net  interest  margin is  computed by dividing  net  interest income by total average earning assets.


Table Two:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses

                                             1997 over 1996                          1996 over 1995
                                                   Yield/                                 Yield/
                                    Volume         Rate (4)    Total        Volume        Rate (4)    Total
                                                              (dollars in thousands)
Increase (decrease) in
  interest income:
    Loans(1),(2)                    $ 8,253     $ (1,577)     $ 6,676     $  6,578     $ (2,127)    $  4,451
    Investment securities(3)          3,800          333        4,133       (1,546)         184       (1,362)
    Federal funds sold                  135           26          161           39          (18)          21
                                   --------------------------------------------------------------------------
      Total                          12,188       (1,218)      10,970        5,071       (1,961)       3,110
Increase (decrease) in
  interest expense:
    Demand deposits
      (interest-bearing)                826         (271)         555          193           33          226
    Savings deposits                 1,371            (3)       1,368          (93)         (42)        (135)
    Time deposits                     3,424          134        3,558         1230         (351)         879
    Federal funds purchased            (130)           6         (124)         278          (39)         239
    Repurchase agreements              (276)         (25)        (301)         190            7          197
    Long-term borrowings              (311)           11         (300)        (229)          14         (215)
                                   --------------------------------------------------------------------------
      Total                           4,904         (148)       4,756        1,569         (378)       1,191
                                   --------------------------------------------------------------------------
Increase (decrease) in
  net interest income              $  7,284     $ (1,070)    $  6,214     $  3,502     $ (1,583)    $  1,919

1  Nonaccrual loans are included.
2  Interest income on loans includes fees on loans of $2,058,000 in 1997, $1,926,000 in 1996, and $1,676,000 in 1995.
3  Interest income is stated on a tax equivalent basis of 1.52 in 1997, 1.72 in 1996, and 1.72 for.
4  The rate/volume variance has been included in the rate variance.

Provision for Loan Losses
     The 1997 provision for loan losses of $3,000,000 was a significant increase over the 1996 provision of $777,000. Net loan charge-offs for 1997 increased to $2,638,000 from $883,000 in 1996. Consumer installment loans which include credit cards accounted for $591,000 of the increase while commercial, financial and agricultural loans accounted for $1,166,000 of the increase. Early in 1997 the bank adopted a more aggressive grading procedure for loans. This process resulted in a higher number of loans being classified and charged off. There also was an increase in bankruptcy filings which adversely affected the consumer loan and credit card portfolios. The 1997 charge-offs represented 0.59% of average loans outstanding versus 0.24% the prior year. Nonperforming loans were 1.17% of total loans at year end versus 2.06% in 1996. The allowance for loan losses to nonperforming loans was 123% versus 67% at the end of 1996. (See balance sheet analysis "Allowance for Loan Losses" for further discussion.)
     The 1996 provision for loan losses of $777,000 was a significant increase over the 1995 provision of $335,000. Net loan charge-offs for 1996 increased to $883,000 from $363,000 in 1995. Consumer installment loans which include credit cards accounted for all of the increase. In late 1996 management implemented new credit review procedures and contracted with outside credit collection agencies to help improve the credit card portfolio performance. The 1996 charge-offs represented 0.24% of average loans outstanding versus 0.12% the prior year. Nonperforming loans were 2.06% of total loans at year end versus 0.76% in 1995. The allowance for loan losses to nonperforming loans was 67% versus 226% at the end of 1995. Service Charges and Fees and Other Income
     For 1997 service charge and fee income was up 37.0% to $6,745,000 over 1996 results. The growth came from higher account volumes primarily due to the purchase of certain Wells deposit accounts and some selective fee increases. Other income was up 64.8% to $2,821,000 over 1996 results. Within this category commissions on the sale of annuities and mutual funds increased $708,000 or 56.4%, and gain on sale of loans increased to $260,000 versus a loss of $3,000 in 1996.
     For 1996 service charge and fee income was up 18.3% to $4,924,000 over 1995 results. The growth came from higher account volumes and some selective fee increases. Other income reflected a small decrease overall on a year over year basis. However, within this category commissions on the sale of annuities and mutual funds increased $355,000 or 39.5%.
This favorable change was offset by decreases in non-recurring items from 1995 levels.

Securities Transactions
     For 1997 the Bank realized net gains of $18,000 on the sale of securities with market values of $29,033,000. The Bank purchased $173,327,000 of securities with proceeds from the sale of securities noted above, proceeds from maturities of securities totaling $49,720,000, and cash received in conjunction with the purchase of certain Wells deposits.
     No securities were sold in 1996. The Bank was able to fund loan growth through the maturities of investment securities and growth in deposits.

Salaries and Benefits
     Salary and benefit expenses increased 30.7% or $3,682,000 in 1997. Base salaries increased $3,208,000 (40.5%) primarily due to the purchase of nine Wells branches and their associated staff. Other components of salaries and benefits which increased significantly included; overtime, $174,000; retirement plans, $275,000; and payroll taxes, $250,000. Management and employee incentive expense decreased $281,000. Approximately 50% of the total salary increase was directly related to the conversion and ongoing operations of the purchased branches. There was additional staffing in loan production offices and support functions plus normal salary increases which also contributed to the increased costs..
     Salary and benefit expenses were up $1,202,000 or 11.2% from the 1995 levels to total $11,989,000 in 1996. Increases in staffing levels for the Bakersfield and Sacramento loan offices, the Grass Valley in-store branch, nine months of staffing for the Chico in-store branch and the addition of staff from the Sutter Buttes Savings Bank acquisition as well as normal salary progression contributed to the increase. Components of salaries and benefits which increased significantly included; Base salary and wages, $536,000; commissions on annuities and mutual funds, $75,000; retirement plans, $193,000; and deferred income plan, $208,000.

Other Expenses
     Other expenses increased $5,765,000 (50.1%) in 1997. Of this amount $1,240,000 (21.5%) was directly related to the ongoing operations and $1,308,000 (22.7%) was for amortization of goodwill for the acquired branches. Another $326,000 (5.7%) were one time conversion costs for the nine branches. The following analysis excludes costs directly incurred by the new branches. Much of the cost was incurred to support the new branches. Occupancy and equipment costs increased $713,000 (19.5%), most of which was related to depreciation of equipment. Charges for ATM network and transactions increased $194,000 (77.0%) as a result of more terminals and increased volumes. Courier services were up $218,000 (76.0%) as the new branches are located in a large geographic area. Telecommunications increased $199,000 (30.5%). Loan origination fees waived for home equity loans increased $150,000 (220.6%) as a result of increased volume. The Bank also expensed $300,000 for declines in the value of certain bank premises which were vacated in connection with the Bank's decision to move its administrative offices and one branch office to new facilities.
     For 1996 other expenses increased $622,000 or 5.7%. Costs relating to customer deposit services, ATM networks, credit card servicing, and telecommunications were up $698,000 or 46.4%. These costs reflect higher volumes related to the products, new computer networks and business locations. Provision for OREO valuation allowance, advertising and promotional expenses also had significant increases. There were also one time costs related to the Sutter Buttes acquisition. A 1996 decrease in FDIC insurance of $647,000 or 94.6% helped offset the higher operating costs.

Provision for Taxes
     The effective tax rate on income was 38.5%, 40.8%, and 41.1% and in 1997, 1996, and 1995. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $961,000, $1,367,000, and $1,311,000 in these years. Tax-free income of $630,000, $120,000, and $158,000 from investment securities in these years helped to reduce the effective tax rate.

Return on Average Assets and Equity
     The following table sets forth certain ratios for the Company for the last three years (using average balance sheet data):

                                               1997         1996        1995

Return on total assets                         0.75%       1.18%        1.22%
Return on shareholders' equity                 9.34%      13.03%       13.81%
Return on common shareholders' equity          9.34%      13.03%       13.95%
Shareholders' equity to total assets           8.04%       9.03%        8.82%
Common shareholders' dividend payout ratio    50.61%      36.22%       24.10%

     Return on assets decreased in 1997 to 0.75% from the 1.18% achieved in 1996. The lower return was the result of decreased earnings applied to higher average assets of $161,592,000 in 1997. For 1996 return on assets reflected a slight decrease from 1.22% in 1995 to 1.18%. Net income increased at a lower rate than average assets in 1996, causing the decrease.
     Return on shareholders' equity fell to 9.34% in 1997 from 13.03% in 1996. The lower ROE resulted from average capital increasing 12.1% while net income decreased 19.7%. The return on shareholder's equity decreased to 13.03% in 1996 versus the 13.81% return achieved in 1995. The lower ROE resulted from average capital increasing 9.9% while net income increased 3.7%.
     Since all of the Company's preferred shares have been redeemed, the return on shareholders' equity and the return on common shareholders' equity for 1997 and 1996 are the same. In 1995 the difference between the return on Common shareholders' equity and return on shareholders' equity had been narrowing. This change was due to the reduction of the amounts paid for preferred stock dividends. In August of 1995, the Company had redeemed its Series B Preferred Stock. The annual dividend requirements for this issue was $420,000.
     In 1997, the average shareholders' equity to average asset ratio decreased to 8.04% from 9.03%. The 1997 change reflected the increase in assets as a result of the Wells branch acquisition which outweighed the increase in shareholders' equity. The shareholders' average equity to average assets ratio for 1996 increased to 9.03% from 8.82% for 1995.
     The dividend payout ratio increased to 50.6% in 1997 from 36.2% in 1996. The common dividends paid totaled $2,970,000 up from $2,646,000. The Company is well capitalized and so the higher dividend payout does not affect operations. In 1995, dividends paid to Common shareholders totaled $1,639,000. The resulting Common shareholders' dividend payout ratio of 36.2% in 1996 was 12.1% higher than the payout for 1995.

(B)  Balance Sheet Analysis

Loans
     The Bank concentrates its lending activities in four principal areas: commercial loans (including agricultural loans); consumer loans; real estate mortgage loans (residential and commercial loans and mortgage loans originated for sale); and real estate construction loans. At December 31, 1997, these four categories accounted for approximately 37%, 20%, 36%, and 7% of the Bank's loan portfolio, respectively, as compared to 40%, 17%, 37% and 6%, at December 31, 1996. The shift in the percentages was primarily due to increased real estate construction and home equity lending, and a decrease in commercial and agricultural loans. The interest rates charged for the loans made by the Bank vary with the degree of risk, the size and maturity of the loans, the borrower's relationship with the Bank and prevailing money market rates indicative of the Bank's cost of funds.
     The majority of the Bank's loans are direct loans made to individuals, farmers and local businesses. The Bank relies substantially on local promotional activity, personal contacts by bank officers, directors and employees to compete with other financial institutions. The Bank makes loans to borrowers whose applications include a sound purpose, a viable repayment source and a plan of repayment established at inception and generally backed by a secondary source of repayment.
     At December 31, 1997 loans totaled $448,967,000 which was a 2.20% increase over the balances at the end of 1996. Demand for real estate construction and home equity loans continued to improve in 1997 as economic conditions remained favorable. Additions to the loan staff and improved calling programs also helped generate new customers. With the acquisition of the nine Wells branches completed in February 1997, Management believes the Bank has the financing to aggressively pursue opportunities to further increase its loan production in 1998. Management anticipates that loan growth in 1998 will focus on the commercial and consumer elements of the portfolio. The average loan to deposit ratio in 1997 was 65.2% as compared to 70.8% in 1996, due primarily to the Wells branch acquisition.
     At December 31, 1996 loans totaled $439,289,000 which was a 37.8% increase over the balances at the end of 1995. Internal growth accounted for about half of the increase and the Sutter Buttes acquisition added $60,815,000. Loan demand improved in 1996 as economic conditions rebounded from the slow growth of the prior several years. The average loan to deposit ratio in 1996 was 70.8% as compared to 63.1% in 1995.

Loan Portfolio Composite

                                                                              December 31,
                                                 1997              1996           1995                1994             1993
                                                                         (dollars in thousands)
Commercial, financial and
 agricultural                                $165,813          $176,868         $152,173          $153,957         $140,750
Consumer installment                           87,950            75,498           64,445            58,471           55,654
Real estate mortgage                          160,954           160,575           81,888            76,673           88,887
Real estate construction                       34,250            26,348           20,260            18,002           20,611
                                            --------------------------------------------------------------------------------
    Total loans                              $448,967          $439,289         $318,766          $307,103         $305,902

Nonaccrual, Past Due and Restructured Loans
     Nonperforming assets at December 31, 1997 totaled $7,479,000 which was a 28.5% decrease from year end 1996. The OREO component increased from $1,389,000 at year end 1996 to $2,230,000 at year end 1997. However, this increase was offset by a substantial decrease in nonperforming loans from $9,064,000 at year end 1996 to $5,249,000 at year end 1997. The decrease in nonperforming loans was due in part to the improved financial condition of certain borrowers and the impact of new monitoring procedures put into place at the end of 1996 in an effort to improve the timeliness of payments and collections and actively manage the level of nonperforming loans. The nonperforming loans at December 31, 1997 consisted of numerous loans including 12 loans over $100,000. The largest nonperforming loan balance to any one borrower was approximately $600,000. At December 31, 1997, the ratio of nonperforming loans to total loans was 1.17% as compared to 2.06% for year end 1996. Classifications of nonperforming loans as a percent of the total at the end of 1997 were as follows: secured by real estate, 79%; loans to farmers, 9%; commercial loans, 6%; and consumer loans, 6%.
     During 1996 nonperforming assets increased $7,389,000 to a total of $10,453,000 at December 31, 1996. Nonaccrual loans accounted for most of the change. Commercial loans secured by nonfarmnonresidential real estate increased $3,686,000 to a total of $4,350,000. Loans to one borrower accounted for $2,322,000 of that total. There were several loans totaling about $1,000,000 in the process of being renewed which were more than 90 days past due. The increase in nonperforming loans was also due in part to more stringent policies for removing poorly performing loans from nonaccrual status and to change in the local economy. The ratio of nonperforming loans to total loans at December 31, 1996 was 2.06% versus .76% at the end of 1995. Classifications of nonperforming loans as a percent of the total at the end of 1996 were as follows: secured by real estate, 79%; loans to farmers, 1%; commercial loans, 18%; and consumer loans, 2%.
     Commercial, real estate and consumer loans are reviewed on an individual basis for reclassification to nonaccrual status when any one of the following occurs: the loan becomes 90 days past due as to interest or principal, the full and timely collection of additional interest or principal becomes uncertain, the loan is classified as doubtful by internal credit review or bank regulatory agencies, a portion of the principal balance has been charged off, or the Bank takes possession of the collateral. The reclassification of loans as nonaccrual does not necessarily reflect Management's judgment as to whether they are collectible.
     Interest income is not accrued on loans where Management has determined that the borrowers will be unable to meet contractual principal and/or interest obligations, unless the loan is well secured and in process of collection. When a loan is placed on nonaccrual, any previously accrued but unpaid interest is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection on principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of Management, the loans are estimated to be fully collectible as to both principal and interest.
     Interest income on nonaccrual loans which would have been recognized during the year ended December 31, 1997, if all such loans had been current in accordance with their original terms, totaled $519,000. Interest income actually recognized on these loans in 1997 was $354,000.
     The Bank's policy is to place loans 90 days or more past due on nonaccrual status. In some instances when a loan is 90 days past due Management does not place it on nonaccrual status because the loan is well secured and in the process of collection. A loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 30 days. Loans where the collateral has been repossessed are classified as OREO or, if the collateral is personal property, the loan is classified as other assets on the Company's financial statements.
     Management considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans. Alternatives that are considered are foreclosure, collecting on guarantees, restructuring the loan or collection lawsuits.

     The following table sets forth the amount of the Bank's nonperforming assets as of the dates indicated.

                                                                             December 31,
                                                1997              1996           1995                1994             1993
                                                                        (dollars in thousands)

Nonaccrual loans                             $ 4,721           $ 9,044          $ 2,213           $ 1,122         $ 1,595
Accruing loans past due
  90 days or more                                528                20              220                24             126
                                            ------------------------------------------------------------------------------
    Total nonperforming loans                  5,249             9,064            2,433             1,146           1,721
Other real estate owned                        2,230             1,389              631             2,124           3,624
                                            ------------------------------------------------------------------------------
    Total nonperforming assets               $ 7,479           $10,453          $ 3,064           $ 3,270         $ 5,345

Nonincome producing investments
  in real estate held by Bank's real
  estate development subsidiary              $   856           $ 1,173          $ 1,173           $ 1,173         $ 1,172

Nonperforming loans to total loans              1.17%             2.06%             .76%              .37%            .56%
Allowance for loan losses to nonper-
  forming loans                                  123%               67%             229%              489%            347%
Nonperforming assets to total assets             .91%             1.50%             .51%              .55%            .93%
Allowance for loan losses to nonper-
  forming assets                                  86%               58%             182%              171%            112%

Allowance for Loan Losses Activity
     In determining the adequacy of the allowance for loan losses, Management relies primarily on its review of the loan portfolio both to ascertain whether there are probable losses to be recorded and to assess the loan portfolio in the aggregate. Problem loans are examined on an individual basis to determine estimated probable loss. In addition, Management considers current and projected loan mix and loan volumes, historical net loan loss experience for each loan category and current and anticipated economic conditions affecting each loan category. At December 31, 1997 the allowance for loan losses to total loans was 1.44% versus 1.39% at the end of 1996. The allowance for loan losses to total loans at December 31, 1996 was 1.39% versus 1.75% at the end of 1995. This decline was a result of loan growth and the addition of the Sutter Buttes loans in 1996 resulted in a change in the mix of loans outstanding at the end of the year versus year end 1995. The types of mortgage loans Sutter Buttes held in its portfolio generally required a lower allowance for loan losses.
     The primary risk elements considered by Management with respect to installment and residential real estate loans is lack of timely payment and the value of the collateral. The primary risk elements considered by Management with respect to its credit card portfolio are general economic conditions, timeliness of payments and the potential for fraud and over limit credit draws. The primary risk elements considered by Management with respect to real estate construction loans are the financial condition of borrowers, fluctuations in real estate values in the Bank's market areas, fluctuations in interest rates, timeliness of payments, the availability of conventional financing, the demand for housing in the Bank's market areas and general economic conditions. The primary risk elements with respect to commercial loans are the financial condition of the borrower, general economic conditions in the Bank's market area, the sufficiency of collateral, the timeliness of payment and, with respect to adjustable rate loans, interest rate fluctuations.
     Based on the current conditions of the loan portfolio, Management believes that the $6,459,000 allowance for loan losses at December 31, 1997 is adequate to absorb probable losses inherent in the Bank's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

     The following table summarizes, for the years indicated, the activity in the allowance for loan losses:

                                                                             December 31,
                                                1997              1996           1995                1994           1993
                                                                        (dollars in thousands)

Balance, beginning of year                 $   6,097         $   5,580        $   5,608          $  5,973      $   4,798
Provision charged to operations                3,000               777              335               316          1,858
Loans charged off:
Commercial, financial and
  agricultural                                (1,289)             (283)            (149)             (338)          (653)
Consumer installment                          (1,551)             (909)            (432)             (712)          (622)
Real estate mortgage                              --                --               --                --             --
                                           ------------------------------------------------------------------------------
Total loans charged-off                       (2,840)           (1,192)            (581)           (1,050)        (1,275)

Recoveries:
Commercial, financial and
  agricultural                                    85               243               98               205            380
Consumer installment                             117                66              120               164            212
                                           ------------------------------------------------------------------------------
Total recoveries                                 202               309              218               369            592
                                           ------------------------------------------------------------------------------
Net loans charged-off                         (2,638)             (883)            (363)             (681)          (683)
Balance added through acquisition                 --               623               --                --             --
                                           ------------------------------------------------------------------------------
Balance, year end                          $   6,459        $    6,097        $   5,580        $    5,608     $    5,973
                                           ==============================================================================

Average total  loans                        $448,117          $368,550         $308,473          $303,497       $314,691

Ratios:
Net charge-offs during period
  to average loans outstanding
  during period                                  .59%              .24%             .12%              .22%           .22%
Provision for loan losses to aver-
  age loans outstanding                          .67%              .21%             .11%              .10%           .59%
Allowance to loans at year end                  1.44%             1.39%            1.75%             1.83%          1.95%

      As part of its loan review process, Management has allocated the overall allowance based on specific identified problem loans and historical loss data. The following tables summarize the allocation of the allowance for loan losses at December 31, 1997 and 1996.

                                               December 31, 1997
                                            (dollars in thousands)
                                                           Percent of
                                                          loans in each
                                                           category to
Balance at End of Period Applicable to:     Amount         total loans

Commercial, financial and agricultural       $2,157           36.93%
Real estate construction                         59            7.63%
Real estate mortgage                          2,266           35.85%
Consumer installment                          1,977           19.59%
                                            ------------------------
                                             $6,459           100.0%


                                               December 31, 1996
                                            (dollars in thousands)
                                                           Percent of
                                                          loans in each
                                                           category to
Balance at End of Period Applicable to:     Amount         total loans

Commercial, financial and agricultural      $ 2,457            40.3%
Real estate construction                        366             6.0%
Real estate mortgage                          2,231            36.6%
Consumer installment                          1,043            17.1%
                                            ------------------------
                                             $6,097           100.0%

Investment in Real Estate Properties
     At December 31, 1997 and 1996, property held by a subsidiary of the Bank for the purposes of development was $856,000 and $1,173,000 respectively. Subsequent to December 31, 1997, one of the properties with a carrying value of $429,000 was sold. In 1996 the FDIC directed the Bank to divest the properties held by TCB Real Estate Corp. and to terminate its operations. The Bank and FDIC have agreed to a plan that will accomplish the divestiture by June 30, 1999.

Other Real Estate Owned
     The December 31, 1997 balance of Other Real Estate Owned (OREO) was $2,230,000 versus $1,389,000 in 1996. One property accounted for $767,000 of the 1997 balance. Development costs of $210,000 were incurred on that property during 1997. Properties foreclosed in 1997 and remaining in the Bank's possession at year end were valued at $1,495,000 net of a valuation allowance of $83,000. The Bank disposed of properties with a value of $838,000 in 1997. OREO properties consist of a mixture of land, single family residences and commercial buildings. OREO had increased $758,000 in 1996.

Intangible Assets
     At December 31, 1997, the Bank had intangible assets totaling $8,902,000. During 1997 the Bank recorded additions of $9,066,000 and $142,000 related to the Wells and Sutter Buttes acquisitions, respectively. Amortization of intangible assets amounting $1,342,000 was recorded in 1997. In 1996, the Bank recorded an intangible asset related to the Sutter Buttes acquisition in the amount of $1,070,000. The balance of $1,036,000 at December 31,1996 reflected amortization of $34,000 for the year.

Deposits
     Deposits at December 31, 1997 were up $128,473,000  (21.6%) to $724,094,000 over the 1996 year end balances. Deposits at the branches acquired from Wells Fargo Bank totaled $146,795,000 at year end. These balances reflected a net runoff of 6.85% from the date of acquisition. During 1997, time certificates of deposit not related to the Wells branches decreased $18,937,000 or 8.4%. It is believed that competitive pressures from alternative products such as mutual funds and annuities contributed to this decline.
     Total deposits at December 31, 1996 had increased $79,428,000 (15.4%) to $595,621,000 over the 1995 year end balances. On the date of closing of the Sutter Buttes acquisition in October 1996, Sutter Buttes had deposits totaling $56,023,000. Because of these acquired deposits, growth occurred in all deposit categories. Certificates of deposit with balances over $100,000 increased from $13,439,000 in 1995 to $32,889,000. Of the increase, $6,000,000 was attributable to a State of California CD, approximately $5,500,000 was from Sutter Buttes and the balance was from internal growth. Prior to 1996, the Bank paid lower rates on CD's over $100,000 than it did on CD's under $100,000.
This policy was changed in 1996.

Accrued Interest Payable
     At December 31, 1997, the balance of accrued interest payable was $4,039,000 which was an increase of $992,000 over the 1996 year end. This increase was attributable to higher deposit totals. At December 31, 1996, accrued interest payable reflected a decrease of $115,000 to $3,047,000. The decrease was mainly due to lower rates of interest being accrued on time certificates of deposit.

Long-Term Debt
     During 1997 the Bank retired $12,841,000 of long term debt during the year. In 1996 the Bank made principal payments of $2,011,000 on long term debt obligations. No new long term debt was incurred.

Equity
     See Note U in the financial statements for a discussion of regulatory capital requirements. Management believes that the Company's capital is adequate to support anticipated growth, meet the cash dividend requirements of the Company and meet the future risk-based capital requirements of the Bank and the Company.

Market Risk Management
     Overview. The goal for managing the assets and liabilities of the Bank is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing the Bank to undue interest rate risk. The Board of Directors has overall responsibility for the Company's interest rate risk management policies. The Bank has an Asset and Liability Management Committee(ALCO) which establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates.
     Asset/Liability Management. Activities involved in asset/liability management include but are not limited to lending, accepting and placing deposits, investing in securities and issuing debt. Interest rate risk is the primary market risk associated with asset/liability management. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin and market value of equity under changing interest environments. The Bank uses simulation models to forecast earnings, net interest margin and market value of equity.
     Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques the Bank is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared using inputs of actual loan, securities and interest bearing liability (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against four interest rate scenarios which are provided by an independent economic forecasting company. The scenarios include a most likely rate forecast, a rising rate forecast, a flat rate forecast and a falling rate forecast. The Bank's 1998 earnings forecast is determined by utilizing a forecast balance sheet projected from year end 1997 balances. (The Bank does not hold any assets in trading accounts.)

     The following  assumptions were used in the modeling activity:
         Total asset growth of 1.4% based on ending  balances
         Loan growth of 9.6% based on average  balances
         Investment growth of 0.7% based on average balances
         Deposit growth of 3.5% based on ending balances
         Balance sheet target balances were the same for all rate scenarios Ending prime rate of interest for most likely rates 8.25%, for rising rates 10.28%, for flat rates 8.5% and for falling rates 6.0%

      The following table summarizes the effect on earnings before taxes of changing interest rates as measured against a flat rate (no change) scenario.

     Interest Rate Risk Simulation of Income Before Income Taxes as of December 31, 1997

                                                     Estimated Impact on
                                                     1998 Income Before
                                                     Income Taxes
                                                     (in thousands)

     Variation from flat rate scenario
         Most likely rates                                  $257
         Rising rates                                         54
         Falling rates                                      (196)

     The simulations of earnings do not incorporate any management actions which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.
     The Bank also uses a second simulation model which rate shocks the balance sheet with an immediate parallel shift in interest rates of +100 and -100 basis points(bp). This simulation model provides estimates of the future market value of equity(MVE) and net interest margins(NIM). MVE measures the impact on equity due to the changes in the market values of assets and liabilities as a result of a change in interest rates. NIM is described above under the heading "Net Interest Income/Net Interest Margin". The Bank measures the volatility of these benchmarks using a twelve month time horizon. Using the December 31, 1997 balance sheet as the base for the simulation, the following table summarizes the effect on NIM and net interest income of a +/-100 basis point change in interest rates:

     Interest Rate Risk Simulation of NIM as of December 31, 1997

                                        % Change                   Change
                                          in NIM               in Net Interest
                                       from Current                Margin
                                      12 Mo. Horizon           12 Month Horizon
                                                                (in thousands)
                  -100bp                 ( 4.11%)                  ($1,366)
                     0bp                 ( 0.82%)                  ($  171)
                  +100bp                   2.47%                    $  997


     These results indicate that the balance sheet is asset sensitive since earnings increase when interest rates rise. The magnitude of the NIM change is within the Bank's policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

     Gap analysis provides another measure of interest rate risk. The Bank does not actively use gap analysis in managing interest rate risk. It is presented here for comparative purposes. Interest rate sensitivity is a function of the repricing characteristics of the Bank's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity. Interest rate sensitivity management focuses on the maturity of assets and liabilities and their repricing during periods of changes in market interest rates. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in the Bank's current portfolio that are subject to repricing at various time horizons. The differences are known as interest sensitivity gaps.
     As reflected in the following repricing table at December 31, 1997, the Bank is liability sensitive in the short term. This gap position would indicate that as interest rates rise, the Bank's earnings should be adversely impacted and conversely, as interest rates fall, earnings should be favorably impacted. Because the Bank's deposit liabilities do not reprice immediately with changes in interest rates, in recent years of moderate interest rate changes the Bank's earnings have reacted as though the gap position is slightly asset sensitive.

Interest Rate Sensitivity - December 31, 1997

                                                                          Repricing within:
                                               3               3 - 6           6 - 12            1 - 5            Over
                                            months            months           months            years           5 years
                                                                       (dollars in thousands)
Interest-earning  assets:
    Securities                             $  36,451          $  7,562         $ 39,652          $131,246       $  51,606
    Fed funds sold                            15,000               ---              ---               ---             ---
    Loans                                    232,318            40,892           18,079            57,509         100,169
                                           -------------------------------------------------------------------------------
Total interest-earning assets               $283,769           $48,454          $57,731          $188,755        $151,775

Interest-bearing liabilities
    Transaction deposits                    $347,360          $    ---         $    ---         $     ---       $     ---
    Time                                     102,914            71,773           64,605            14,584             789
    Short-term borrowings                     15,300               ---              ---               ---             ---
    Long-term borrowings                       5,003                 3                6             5,999             429
                                           -------------------------------------------------------------------------------
Total interest-bearing liabilities          $470,577           $71,776          $64,611          $ 20,583       $   1,218
                                           -------------------------------------------------------------------------------
Interest sensitivity gap                   $(186,808)         $(23,322)        $ (6,880)         $168,172        $150,557
Cumulative sensitivity  gap                 (186,808)         (210,130)        (217,010)          (48,838)        101,719
As a percentage of earning assets:
 Interest sensitivity gap                    (25.57%)           (3.19%)          (0.94%)           23.02%          20.61%

  Cumulative sensitivity gap                 (25.57%)          (28.76%)         (29.70%)            6.68%          13.93%

Liquidity
     Liquidity refers to the Bank's ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet. Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Consolidated Statement of Cash Flows. Net cash used by investing activities totaled approximately ($113,907,000) in 1997. The purchase of securities was responsible for the major use of funds in this category.
     Liquidity is generated from liabilities through deposit growth and short-term borrowings. These activities are included under financing activities in the cash flow statement. In 1997 funds totaling $108,202,000 were provided by financing activities. Deposit growth as a result of the purchase of the Wells branches provided funds amounting to $128,473,000. The Bank also had available correspondent banking lines of credit totaling $49,700,000 at year end. While these sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions.
     Liquidity is also provided or used through the results of operating activities. In 1997 operating activities provided cash of $1,905,000.
     Since the adoption of SFAS 115 January 1, 1994 and prior to 1997, Management targeted the available-for-sale portfolio (AFS) to be maintained at 35-40% of the total securities holdings. During 1997, the Board of Directors approved Management's recommendation that up to 100% of the future securities purchases be placed in the available-for-sale category. When SFAS 115 was implemented, it was believed that the unrealized losses which might be incurred in the AFS portfolio would be used in the determination of capital for regulatory reporting purposes. Subsequently, the FDIC has issued a directive that eliminates using the unrealized losses in determining regulatory capital. Consequently, classifying securities in the AFS portfolio provides management more flexibility in managing the investment portfolio as securities may be sold as the Bank's needs dictate. AFS securities at December 31, 1997 were 66.4% of the total securities holdings. The AFS securities plus cash in excess of reserve requirements totaled $223,753,000 which was 27.1% of total assets at year end. This was up from $109,202,000 and 15.7% at the end of 1996.
     The overall liquidity of the Bank is enhanced by the sizable core deposits which provide a relatively stable funding base. The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in the following table. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available. The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank's option. At December 31, 1997 and 1996 the Bank had $25,000,000 and $15,000,000 respectively, of these State deposits.

Certificates of Deposit in Denominations of $100,000 or More

                                               Amounts as of
                                                December 31,
                                    1997            1996               1995
                                               (in thousands)
Time remaining until maturity:
Less than 3 months               $31,029          $ 19,443          $ 9,985
3 months to 6 months               8,312             3,396            2,909
6 months to 12 months              7,572             7,480              545
More than 12 months                1,994             2,570               --
                                --------------------------------------------
  Total                          $48,907          $ 32,889         $ 13,439

     Loan demand also affects the Bank's liquidity position. The following table present the maturities of loans at December 31, 1997.

Loan Maturities - December 31, 1997

                                                                                 After
                                                                                One But
                                                               Within           Within            After 5
                                                              One Year          5 Years            Years            Total
                                                                                      (in thousands)
Loans with predetermined interest rates:
  Commercial, financial and agricultural                        $ 9,739          $24,816           $24,614          $59,169
  Consumer installment                                            5,668           13,213            21,588           40,469
  Real estate mortgage                                            6,023           16,053            33,076           55,152
  Real estate construction                                        6,698              116                52            6,866
                                                               -------------------------------------------------------------
                                                                $28,128          $54,198           $79,330         $161,656


Loans with floating interest rates:
  Commercial, financial and agricultural                        $56,205          $25,241           $25,198         $106,644
  Consumer installment                                           17,333            2,494            27,654           47,481
  Real estate mortgage                                           12,389           21,889            71,524          105,802
  Real estate construction                                       27,384              ---               ---           27,384
                                                               -------------------------------------------------------------
                                                               $113,311          $49,624          $124,376         $287,311
                                                               -------------------------------------------------------------
      Total loans                                              $141,439         $103,822          $203,706         $448,967



The maturity distribution and yields of the investment portfolios are presented in the following tables:

Securities Maturities and Weighted Average Yields - December 31, 1997

                                                                After One Year   After Five Years
                                                  Within         but Through       but Through        After Ten
                                                 One Year        Five Years         Ten Years           Years             Total
                                              Amount  Yield     Amount  Yield      Amount  Yield    Amount  Yield     Amount  Yield
                                                                             (dollars in thousands)
Securities Held-to-Maturity
U.S. Treasury securities and obligations of
U.S. government corporations and agencies     $3,000   5.31%   $18,805  6.30%     $   --           $   --            $21,805  6.17%
Obligations of states and
    political subdivisions                       --                530  4.35%         --               --                530  4.35%
Mortgage-backed securities                       --              3,754  5.73%      8,652   6.45%    56,023  5.90%     68,429  5.96%
                                             --------------------------------------------------------------------------------------
    Total securities held-to-maturity         $3,000   5.31%   $23,089  6.16%     $8,652   6.45%   $56,023  5.90%    $90,764  6.00%

Securities Available-for-Sale
U.S. Treasury securities and obligations of
U.S. government corporations and agencies     $36,514  5.84%   $64,635  5.99%     $  --            $   --           $101,149  5.93%
Obligations of states and
    political subdivisions                        226  5.11%       751  5.38%        135   7.00%    12,687   .64%     13,799  5.63%
Mortgage-backed securities                         87  8.50%       661  7.01%      7,006   6.16%    28,430  5.93%     36,184  6.00%
Short-term corporate obligations               19,960  6.07%       --                --                --             19,960  6.07%
Other securities                                  --               --                --              4,661             4,661
                                             --------------------------------------------------------------------------------------
    Total securities available-for-sale       $56,787  5.92%   $66,047  5.99%     $7,141   6.17%   $45,778  5.84%   $175,753  5.94%
                                             --------------------------------------------------------------------------------------
    Total all securities                      $59,787  5.89%   $89,136  6.04%    $15,793   6.32%  $101,801  5.88%   $266,517  5.96%
                                             ======================================================================================

     The principal cash requirements of the Company are dividends on Common Stock when declared. The Company is dependent upon the payment of cash dividends by the Bank to service its commitments. The Company expects that the cash dividends paid by the Bank to the Company will be sufficient to meet this payment schedule.

Off-Balance Sheet Items
     The Bank has certain ongoing commitments under operating and capital leases. (See Note H of the financial statements for the terms.) These commitments do not significantly impact operating results.
     As of December 31, 1997 commitments to extend credit were the only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, options etc. Loan commitments increased to $145,805,000 from $118,991,000 at December 31, 1996. Much of the increase relates to credit cards. The commitments represent 32.5% of the total loans outstanding at year end 1997 versus 27.16% a year ago.

Disclosure of Fair Value
     The Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards Number 107, Disclosures about Fair Value of Financial Statements, requires the disclosure of fair value of most financial instruments, whether recognized or not recognized in the financial statements. The intent of presenting the fair values of financial instruments is to depict the market's assessment of the present value of net future cash flows discounted to reflect both current interest rates and the market's assessment of the risk that the cash flows will not occur.
     In determining fair values, the Bank used the carrying amount for cash, short-term investments, accrued interest receivable, short-term borrowings and accrued interest payable as all of these instruments are short term in nature. Securities are reflected at quoted market values. Loans and deposits have a long term time horizon which required more complex calculations for fair value determination. Loans are grouped into homogeneous categories and broken down between fixed and variable rate instruments. Loans with a variable rate, which reprice immediately, are valued at carrying value. The fair value of fixed rate instruments is estimated by discounting the future cash flows using current rates. Credit risk and repricing risk factors are included in the current rates. Fair value for nonaccrual loans is reported at carrying value and is included in the net loan total. Since the allowance for loan losses exceeds any potential adjustment for nonaccrual valuation, no further valuation adjustment has been made.
     Demand deposits, savings and certain money market accounts are short term in nature so the carrying value equals the fair value. For deposits that extend over a period in excess of four months, the fair value is estimated by discounting the future cash payments using the rates currently offered for deposits of similar remaining maturities.
     At 1997 year end, the fair values calculated on the Bank's assets are .26% above the carrying values versus .02% below the carrying values at year end 1996. The change in the calculated fair value percentage relates to the securities and loan categories and is the result of changes in interest rates in 1997. (See Note Q of the financial statements)

Year 2000 Project

     The Company, like most businesses heavily dependent on computer processing systems, will be required to ensure its applications will function properly in the year 2000. The company is committed to attaining Year 2000 compliance, ensuring that information systems accurately process dates and times, including calculating, comparing and sequencing data, from, into and between the 20th and 21st centuries.
     To meet this commitment, The Year 2000 Project is well underway at the Bank and involves employees from all levels of the organization. Each operating department is represented to address its individual issues. The project plan covers all phases of the Year 2000 effort in the discovery, planning and implementation process. A senior executive has been appointed to manage the company-wide efforts. Immediate attention has been focused on four areas:
reliance on vendors, exchange/transmission of data with external parties, corporate borrower compliance efforts and internal system evaluation, testing and adjustments if necessary. The assessment phase of the project includes ongoing communication with vendors and service providers related to the four areas mentioned. The assessment phase is nearing completion and includes the identification of hardware, software, networks, various processing platforms and customer and vendor interdependencies. The assessment also includes environmental systems that may be dependent on embedded microchip technology. Ongoing notification and follow-up communication is underway with identified vendors and service providers. The Bank's main system software provider, Fiserv CBS Worldwide, used globally by hundreds of financial institutions, has ITAA*2000 certification, a process that indicates that Fiserv CBS Worldwide has the capabilities to successfully address the Year 2000 challenge. The company-wide target date to complete testing and updates is December 31, 1998 for internal systems and external service providers. Any final testing and implementations are targeted for the first quarter of 1999.
     The Company has established a process of ongoing communication with the Bank's senior management and Board of Directors regarding the progress of the Year 2000 project.

     At this time, it is not expected that any substantial expenses will be incurred in becoming Year 2000 compliant. Major processing systems are covered by on-going maintenance agreements. Management expects that existing staff will be able to complete tasks related to Year 2000 issues without significant overtime costs.