Form 10-Q
period 1998-03-31
TRICO BANCSHARES /
filed 1998-05-13
CIK 356171

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1998                  Commission file number 0-10661
--------------------------------                  ------------------------------

                                TRICO BANCSHARES
             (Exact name of registrant as specified in its charter)



      California                                                94-2792841
-----------------------------                             ----------------------
(State or other jurisdiction                                (I.R.S. Employer
incorporation or organization)                             Identification No.)

                 63 Constitution Drive, Chico, California 95973
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code                  530/898-0300




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

                        Yes       X           No
                                -----              -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class:  Common stock, no par value

Outstanding shares as of May 12, 1998:  4,675,192

                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)


                                                                          March 31,           December 31,
                                                                            1998                 1997
                                                                       -----------------    -----------------
Assets:
Cash and due from banks                                                 $        33,572      $        48,476
Federal funds sold and repurchase agreements                                      2,000               15,000
                                                                       -----------------    -----------------
     Cash and cash equivalents                                                   35,572              63,476
Securities held-to-maturity
 (approximate fair value $86,535 and $88,950)                                    86,622               90,764
Securities available-for-sale, net of
 unrealized gain of $370 and $480                                               188,026              175,753
Loans, net of allowance for loan losses of $(6,784) and $(6,459)                461,371              442,508
Premises and equipment, net                                                      18,056               18,901
Investment in real estate properties                                                449                  856
Other real estate owned                                                           1,335                2,230
Accrued interest receivable                                                       5,496                5,701
Other assets                                                                     25,495               25,976
                                                                       -----------------    -----------------

     Total assets                                                       $       822,422      $       826,165
                                                                       =================    =================

Liabilities:
Deposits
 Noninterest-bearing demand                                             $       114,739      $       122,069
 Interest-bearing demand                                                        132,833              130,958
 Savings                                                                        213,572              216,402
Time certificates                                                               267,861              254,665
                                                                       -----------------    -----------------
     Total deposits                                                             729,005              724,094
Federal funds purchased                                                               -               15,300
Repurchase agreements                                                             3,300                    -
Accrued interest payable and other liabilities                                   12,344               10,207
Long term borrowings                                                             11,436               11,440
                                                                       -----------------    -----------------

     Total liabilities                                                          756,085              761,041

Shareholders' equity:
Common stock                                                                     48,221               48,161
Retained earnings                                                                18,140               16,956
Unrealized gain(loss) on securities available-for-sale, net                         (24)                   7
                                                                       -----------------    -----------------

     Total shareholders' equity                                                  66,337               65,124
                                                                       -----------------    -----------------

     Total liabilities and shareholders' equity                         $       822,422      $       826,165
                                                                       =================    =================

                                        TRICO BANCSHARES
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                          (unaudited)
                        (in thousands except earnings per common share)

                                               For the three months
                                                 ended March 31,
                                           1998                    1997
                                       --------------          -------------
Interest income:
  Interest and fees on loans            $     11,321            $    10,731
  Interest on investment
   securities-taxable                          3,630                  2,944
  Interest on investment
   securities-tax exempt                         248                     68
  Interest on federal funds sold                  66                    215
                                       --------------          -------------
     Total interest income                    15,265                 13,958
                                       --------------          -------------

Interest expense:
  Interest on deposits                         5,712                  5,209
  Interest on federal funds purchased              4                     39
  Interest on repurchase agreements               53                      -
  Interest on other borrowings                   169                    360
                                       --------------          -------------
     Total interest expense                    5,938                  5,608
                                       --------------          -------------

     Net interest income                       9,327                  8,350

Provision for loan losses                        825                    600
                                       --------------          -------------
    Net interest income after
     provision for loan losses                 8,502                  7,750

Noninterest income:
  Service charges and fees                     1,882                  1,491
  Other income                                 1,124                    606
                                       --------------          -------------
     Total noninterest income                  3,006                  2,097
                                       --------------          -------------

Noninterest expenses:
  Salaries and related expenses                4,187                  3,576
  Other, net                                   4,200                  3,716
                                       --------------          -------------
     Total noninterest expenses                8,387                  7,292
                                       --------------          -------------

Net income before income taxes                 3,121                  2,555

  Income taxes                                 1,191                    991
                                       --------------          -------------

     Net income                                1,930                  1,564


Basic earnings per common share         $       0.41            $      0.34
                                       ==============          =============
Diluted earnings per common share       $       0.40            $      0.32
                                       ==============          =============

                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)
                     (in thousands, except number of shares)

                                                  Common stock                              Unrealized
                                       -------------------------------                     Gain/(Loss)
                                           Number                          Retained       on Securities,
                                          of shares          Amount        earnings            Net               Total
                                       ---------------   -------------   -------------   -----------------    ------------
Balance,
 December 31, 1997                          4,662,649        $ 48,161        $ 16,956     $             7        $ 65,124

Exercise common stock
 options                                        2,100              19                                            $     19

Common stock cash
 dividends                                                                       (746)                           $   (746)

Change in unrealized (loss)
 on securities                                                                                        (31)       $    (31)

Stock option amortization                                          41                                            $     41

Net income                                                                      1,930                            $  1,930
                                       ---------------   -------------   -------------   -----------------    ------------
Balance,
 March 31, 1998                             4,664,749        $ 48,221        $ 18,140     $           (24)       $ 66,337
                                       ===============   =============   =============   =================    ============

                                           TRICO BANCSHARES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (in thousands)

                                                                             For the three months
                                                                                ended March 31,
                                                                             1998             1997
                                                                        ---------------   --------------
Operating activities:
  Net income                                                                    $1,930           $1,564
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses                                                    825              600
      Provision for losses on other real estate owned                               38               10
      Depreciation and amortization                                                628              492
      Amortization of intangible assets                                            335              185
      Accretion of investment security discounts                                  (162)             (10)
      Deferred income taxes                                                        (36)           4,452
      Investment security (gains) losses (net)                                     (80)               -
      (Gain) loss on sale of OREO                                                  (25)             (14)
      (Gain) loss on sale of loans                                                (215)             (17)
      (Gain) loss on sale of fixed assets                                           38               (6)
      Amortization of stock options                                                 41               52
      (Increase) decrease in interest receivable                                   205             (160)
      Increase (decrease) in interest payable                                       54            1,388
      (Increase) decrease in other assets and liabilities                        2,274           (3,708)
                                                                        ---------------   --------------
        Net cash provided by operating activities                               $5,850           $4,828
                                                                        ---------------   --------------
Investing activities:
  Proceeds from maturities of securities held-to-maturity                        4,191            2,643
  Proceeds from maturities of securities available-for-sale                     53,091           15,230
  Proceeds from sales of securities available-for-sale                          15,079                -
  Purchases of securities available-for-sale                                   (80,298)        (117,036)
  Proceeds from sale of fixed asset                                                173                9
  Net (increase) decrease in loans                                             (18,049)           8,792
  Purchases of premises and equipment                                             (982)          (1,137)
  Proceeds from sale of OREO                                                       882               97
  Purchases and additions to real estate properties                                (21)             (54)
                                                                        ---------------   --------------
        Net cash used by investing activities                                  (25,934)         (91,456)
                                                                        ---------------   --------------
Financing activities:
  Net increase (decrease) in deposits                                            4,911           97,667
  Net increase (decrease) in Fed funds purchased                               (15,300)          (4,900)
  Net increase (decrease) in repurchase agreements                               3,300                -
  Payments of principal on long-term debt agreements                                (4)          (3,003)
  Cash dividends - Common                                                         (746)            (735)
  Exercise of common stock options                                                  19               33
                                                                        ---------------   --------------
        Net cash provided by financing activities                               (7,820)          89,062
                                                                        ---------------   --------------
        Increase (decrease) in cash and cash equivalents                       (27,904)           2,434
Cash and cash equivalents at beginning of year                                  63,476           52,231
                                                                        ---------------   --------------
Cash and cash equivalents at end of year                                       $35,572          $54,665
                                                                        ===============   ==============
Supplemental information
  Cash paid for taxes                                                             $280                -
  Cash paid for interest expense                                                $5,884           $4,220

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

The interim results for the three months ended March 31, 1998 and 1997 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 1997.


Note B - Comprehensive Income

As of  January  1,  1998,  the  Company  adopted  FASB  Statement  of  Financial
Accounting Standards No 130, Reporting Comprehensive Income, (SFAS 130). This statement established standards for the reporting and display of comprehensive income and its components in the financial statements. For the Company comprehensive income includes net income reported on the statement of income and changes in the fair value of its available-for-sale investments reported as a component of shareholder's equity. The following table presents net income adjusted by the change in unrealized gains or losses on the available-for-sale investments as a component of comprehensive income (in thousands).


                               Three months ended
                                    March 31,
                                    1998 1997

Net income                                         $  1,930      $  1,564
Net change in unrealized gains (losses)
  on available-for-sale investments                     (31)         (326)
                                                   ---------     ---------
Comprehensive income                               $  1,899      $  1,238
                                                   =========     =========

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

Overview

The Company earned $1,930,000, a 23% increase, for the first quarter ended March 31, 1998 versus $1,564,000 in the first quarter of 1997. Diluted earnings per share were $0.40 versus $0.32.

Factors contributing to the improved operating results included growth in both the loan and securities portfolios and higher noninterest income. Gains in these areas were offset in part by a higher provision for loan losses and increases in noninterest expenses. As the acquisition of deposits and operations of nine branches formerly owned by Wells Fargo Bank, N.A. "Wells" took place on February 21, 1997, the 1998 first quarter operating results include nearly two months additional operational income and costs for those branches as compared to 1997 first quarter results. First quarter 1997 noninterest expenses included one time acquisition costs of $273,000 or $0.03 per share.

First quarter 1998 pretax earnings increased $566,000 to $3,121,000 compared to the first quarter of 1997. Net interest income reflected growth of 11.7% to $9,327,000. The interest income component was up $1,307,000 (9.4%) due to higher quarter over quarter volume of both loans and securities. A large portion of the increase in securities average balance was due to the investment of proceeds from the Wells branch deposits. Average yields on both loans and securities were up slightly in the first quarter of 1998. Interest expense increased $330,000 (5.9%) which was due to increased volume of interest bearing liabilities. The average rate paid on interest bearing liabilities decreased 11 basis points to 3.84%. Net interest margin was up slightly to 5.22% for the first quarter of 1998 versus 5.14% in the prior year. Given a stable interest rate environment and continuing loan growth, management would expect net interest margin to improve slightly for the remainder of 1998. Provision for loan losses for the first quarter of 1998 was $825,000 which was $225,000 higher than in the same quarter in 1997. The higher provision was made to cover loan growth and to increase the allowance for loan losses.

Noninterest income reflected growth of $909,000 (43.4%) to a total of $3,006,000 for the first quarter of 1998 over the prior year. The service charge and fee income portion increased $391,000 to $1,882,000 due to an increase in account volumes and new ATM fees imposed on non-Bank customers. Other income increased from $606,000 in 1997 to $1,124,000 in 1998. The sale of mortgage loans originated in the first quarter added $198,000 which was the largest single factor in the increase. The Company also realized gains of $80,000 on the sale of investment securities in 1998 versus none in 1997. Commissions on the sale of mutual funds and annuities increased $66,000 to total $458,000.

Noninterest expense increased $1,095,000 to $8,387,000 in the first quarter 1998 versus 1997. Salary and benefit expense increased $611,000 or 17.1% on a quarter over quarter basis. The salary expense was higher due to increased staff from the Wells branch acquisition, higher benefit costs and normal salary progression. Occupancy costs increased $151,000 due mostly to higher depreciation relating to equipment for the acquired branches and upgraded technology. Other expenses such as communications, telephone, ATM charges, courier service and postage, costs were higher as a result of the 1997 Wells branch acquisitions. The amortization of intangible assets related to the Wells branches added $149,000 of expense in the first quarter of 1998.

Assets of the Company totaled $822,422,000 at March 31, 1998 which was a decrease of $3,743,000 from the December 31, 1997 total and a $25,121,000 increase from the March 31, 1997 ending balances.

For the first quarter of 1998 the Company had an annualized return on assets of 0.96% and a return on equity of 11.66% versus 0.85% and 10.12% in 1997. TriCo Bancshares ended the quarter with a Tier 1 capital ratio of 10.7% and a total risk-based capital ratio of 12.0%.

The following table provides a summary of the major elements of income and expense for the first quarter of 1998 compared with the first quarter of 1997.

                                         TRICO BANCSHARES
                                       CONDENSED COMPARATIVE
                                          INCOME STATEMENT
                          (in thousands, except earnings per common share)

                                           Three months
                                          ended March 31,      Percentage
                                    1998           1997          Change
                                  (in thousands, except         increase
                                    earnings per share)        (decrease)

Interest income                  $ 15,394     $  13,993           10.0%
Interest expense                    5,938         5,608            5.9%
                                ----------    ----------

Net interest income                 9,456         8,385           12.8%

Provision for loan losses             825           600           37.5%
                                ----------    ----------

Net interest income after           8,631         7,785           10.9%
  provision for loan losses

Noninterest income                  3,006         2,097           43.3%
Noninterest expenses                8,387         7,292           15.0%
                                ----------    ----------
Net income before income taxes      3,250         2,590           25.5%
Income taxes                        1,191           991           20.2%
Tax equivalent adjustment1            129            35          264.7%
                                ----------    ----------
Net income                          1,930         1,564           23.4%
                                ==========    ==========

Diluted earnings per common share    0.40          0.32           25.0%


1Interest on tax-free securities is reported on a tax equivalent basis of 1.52 and 1.52 for March 31, 1998 and 1997 respectively.

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

Net interest income and net interest margin comparisons between the first quarters of 1998 and 1997 are influenced by the inclusion of three months of operations in 1998 of the nine branches purchased from Wells on February 21, 1997, compared to the inclusion of just over one month of such operations in 1997.

For the three months ended March 31, 1998, interest income increased $1,401,000 or 10.0% over the same period in 1997. The average balance of total earning assets was higher by $72,781,000 which was an 11.2% increase. The average balances of loans and securities outstanding increased $21,732,000 (5.0%) and $62,881,000 (30.8%), respectively, while Federal Funds sold decreased $11,382,000 (72.6%). The loan and securities volume increases accounted for additional interest income of $540,000 and $938,000 respectively. The decrease in the average balance of Federal Funds sold resulted in a reduction in interest income of $156,000. The average yields on loans, securities and Federal Funds sold were higher by 4, 3 and 64 basis points respectively, adding $79,000 to interest income for the quarter. Nevertheless, the overall yield on earning assets fell 9 basis points to 8.49% as securities, which have lower yields than loans, made up a higher percentage of the earning assets.

For the first quarter of 1998, interest expense increased by $330,000 or 5.9% over the year earlier period. Average balances of all deposit categories and short term borrowings were $62,976,000 higher for the first quarter of 1998 versus year earlier balances. Long-term debt average balance was $12,475,000 lower. All of the increase in interest expense was the result of the higher balances, offset in part by a decrease in the average rate paid on interest bearing liabilities by 11 basis points to 3.84%.

The combined effect of the increase in both interest income and interest expense for the first quarter of 1998 versus 1997 resulted in an increase of $1,071,000 or 12.8% in net interest income. Net interest margin was up 8 basis points from 5.14% to 5.22%. Management expects the net interest margin to move higher during the balance of 1998 to the extent the Bank is successful in replacing some of the investment portfolio with higher yielding loans.

The following two tables provide summaries of the components of the interest income, interest expense and net interest margins on earning assets for the quarter ended March 31, 1998 versus the same period in 1997.

                                TRICO BANCSHARES
                       ANALYSIS OF CHANGE IN NET INTEREST
                            MARGIN ON EARNING ASSETS
                                 (in thousands)

                                                                    Three Months Ended
                                              March 31, 1998                                   March 31, 1997
                                              --------------                                   --------------

                                    Average         Income/         Yield/        Average        Income/         Yield/
                                    Balance1        Expense         Rate          Balance1       Expense         Rate
Assets
Earning assets
  Loan 2,3                         $ 453,532       $  11,321         9.98%      $ 431,800      $  10,731          9.94%
  Securities                         267,179           4,007         6.00%        204,298          3,047          5.97%
  Federal funds sold                   4,457              66         5.92%         16,289            215          5.28%
                                -------------   -------------   -----------   -------------   ------------    -----------
    Total earning assets             725,168          15,394         8.49%        652,387         13,993          8.58%
                                                -------------                                 ------------
Cash and due from bank                32,670                                       40,981
Premises and equipment                18,985                                       15,511
Other assets,net                      34,419                                       29,080
Less:  allowance
  for loan losses                     (6,621)                                      (6,018)
                                -------------                                 -------------
      Total                        $ 804,621                                     $ 731,941
                                =============                                 =============

Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits                  $ 133,610             748         2.24%      $ 106,692            604          2.26%
  Savings deposits                   217,184           1,648         3.04%        196,804          1,493          3.03%
  Time deposits                      251,803           3,316         5.27%        237,228          3,112          5.25%
Fed funds purchased                      235               4         6.81%          2,854             39          5.47%
Repurchase agreements                  3,722              53         5.70%              -              -              -
Long-term debt                        11,438             169         5.91%         23,913            360          6.02%
                                -------------   -------------   -----------   -------------   ------------    -----------
   Total interest-bearing
      liabilities                    617,992           5,938         3.84%        567,491          5,608          3.95%
                                                -------------                                 ------------
Noninterest-bearing deposits         109,581                                       92,958
Other liabilities                     10,845                                        9,669
Shareholders' equity                  66,203                                       61,823
                                -------------                                 -------------
    Total liabilities
      and shareholders' equity     $ 804,621                                    $ 731,941
                                =============                                 =============

Net interest rate spread5                                            4.65%                                        4.63%
Net interest income/net                           $    9,456                                  $   8,385
                                                =============                                ============
  interest margin6                                      5.22%                                      5.14%
                                                =============                                ============


1Average balances are computed principally on the basis of daily balances.
2Nonaccrual loans are included.
3Interest income on loans includes fees on loans of $627,000 in 1998 and $576,000 in 1997.
4Interest income is stated on a tax equivalent basis of 1.52 and 1.52 at March 31, 1998 and 1997 respectively.
5Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid
 on interest-bearing liabilities.
6Net  interest  margin is  computed  by dividing  net  interest  income by total average earning assets.

                                TRICO BANCSHARES
                       ANALYSIS OF VOLUME AND RATE CHANGES
                       ON NET INTEREST INCOME AND EXPENSE
                                  (in thousand)

                      For the three months ended March 31,
                                 1998 over 1997

                                                                       Yield/
                                          Volume         Rate4          Total
                                        ---------   -----------   -----------
Increase (decrease) in interest income:
    Loans 1,2                           $    540     $     50      $     590
    Investment securities3                   938           22            960
    Federal funds sold                      (156)           7           (149)
                                        ---------    ---------     ----------
      Total                                1,322           79          1,401
                                        ---------    ---------     ----------

Increase (decrease) in interest expense:
    Demand deposits
      (interest-bearing)                     152           (8)           144
    Savings deposits                         155            -            155
    Time deposits                            191           13            204
    Federal funds purchased                  (36)           1            (35)
    Repurchase agreements                     53            -             53
    Long-term debt                          (188)          (3)          (191)
                                        ---------     --------     ----------
      Total                                  327            3            330
                                        ---------     --------     ----------
Increase (decrease) in
  net interest income                   $    995      $    76      $   1,071
                                        =========     ========     ==========


1Nonaccrual loans are included.
2Interest income on loans includes fee income on loans of $627,000 in 1998 and $576,000 in 1997.
3Interest income is stated on a tax equivalent basis of 1.52 and 1.52 for March 31, 1998 and 1997 respectively.
4The rate/volume variance has been included in the rate variance.

Provision for Loan Losses

The Bank provided $825,000 for loan losses in the first quarter of 1998 versus $600,000 in 1997. Net charge-offs for all loans in the first quarter of 1998 totaled $500,000 versus $831,000 in the year earlier period. The higher provision for 1998 was made to cover loan growth and to increase the overall coverage to nonperforming loans. In the first quarter of 1998, net charge offs of credit cards totaled $262,000 versus $233,000 in the year earlier period. As of May 1, 1998, the Bank sold its credit card portfolio and is no longer liable for charge offs in that portfolio. For all of 1997, net credit card charge offs totaled $958,000 which was 36.3% of the total charge offs for the year. Management anticipates the level of the monthly provision should decrease as a result of the sale of the credit card portfolio.

Noninterest Income

Total noninterest income for the first quarter of 1998 increased $909,000 or 43.4% from the same period in 1997. Service charges and fees on deposit accounts increased 26.2% to $1,882,000 in the first quarter versus year ago results. This change is due to increases in account volumes mainly as a result of the nine branch acquisition in 1997 and newly implemented ATM fees imposed on non-bank customers. Other income was up from $606,000 in 1997 to $1,124,000 in 1998. Gains on sales of securities contributed $80,000. Real estate mortgage production increased substantially from the prior year with the result that gains on sale of those loans amounted to $215,000 versus $17,000 in the first quarter of 1997. Nonrecurring miscellaneous income was $126,000 higher in 1998.

Noninterest Expense

Noninterest expense is comprised of operating expenses of the Company and the Bank, plus the total noninterest (income) expenses of the Bank's real estate development subsidiary. These expenses increased $1,095,000 or 15.0% in the first quarter of 1998 versus the same period last year. One time direct costs related to the conversion of the nine Wells branches totaled $273,000 in 1997.

Salary and benefit expense increased $611,000 or 17.1% on a quarter over quarter basis. The salary expense was higher due to increased staff from the 1997 Wells branch acquisition, higher benefit costs and normal salary progression. Occupancy costs increased $151,000 mostly due to higher depreciation relating to equipment for the acquired branches and upgraded technology. Other expenses such as computer communications, telephone, ATM charges, courier service and postage were higher as a result of the branch acquisition. Amortization of intangible assets related to the Wells branches added $149,000 of expense in the first quarter of 1998.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 1998 is 38.2% and reflects a decrease from 38.8% in the year earlier period. The decrease in tax rate is the result of higher nontaxable earnings from municipal bonds. The Bank has been increasing its holdings of tax-exempt municipal bonds so the tax rate should continue to be somewhat lower during 1998.

Loans

In the first quarter of 1998, loan balances increased $19,188,000 or 4.3% from the year end balances. Both commercial and real estate loans increased while there was a slight decrease in consumer loans. At March 31, 1998 loans totaled $468,155,000 which was a $38,540,000 (9.0%) increase from the year earlier totals. Subsequent to March 31, 1998 the Bank sold its credit card portfolio which at March 31, 1998 had outstanding balances of $14,423,000. The Bank expects to record a net gain of approximately $725,000 related to the sale in the second quarter of 1998.

Securities

At March 31, 1998, securities held-to-maturity had a cost basis of $86,622,000 and an approximate fair value of $86,535,000. This portfolio contained mortgage-backed securities totaling $64,244,000 of which $25,320,000 were collateralized mortgage obligations (CMO's). The securities available-for-sale portfolio had a fair value of $188,026,000 and an amortized cost of
$187,656,000. This portfolio contained mortgage-backed securities with an amortized cost of $58,177,000 of which $19,915,000 were CMO's.

Nonperforming Loans

As shown in the following table, total nonperforming assets have decreased 18.7% to $6,081,000 in the first three months of 1998. Non performing assets represent only 0.74% of total assets. Both nonaccrual loans and OREO decreased during this period. All nonaccrual loans are considered to be impaired when determining the valuation allowance under SFAS 114. The collections department personnel continue to make a concerted effort to work problem and potential problem loans to reduce risk of loss.


                                                March 31,    December 31,
                                                  1998          1997

Nonaccrual loans                               $  4,529      $   4,721
Accruing loans past due 90 days or more             217            528
Restructured loans (in compliance with
  modified terms)                                     0              0
                                               ---------     ----------

     Total nonperforming loans                    4,746          5,249

Other real estate owned                           1,335          2,230
                                               ---------     ----------

     Total nonperforming assets                $  6,081      $   7,479
                                               =========     ==========

Nonincome producing investments in real
  estate held by Bank's real estate
    development subsidiary                     $    449      $     856
                                               =========     ==========

Nonperforming loans to total loans                 1.01%          1.17%
Allowance for loan losses to
  nonperforming loans                               143%           123%
Nonperforming assets to total assets               0.74%          0.91%
Allowance for loan losses to
  nonperforming assets                              112%            86%

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

                                            March 31,           March 31,
                                              1998                1997
                                 (in thousands)

Balance, beginning of period             $       6,459      $       6,097
Provision charged to operations                    825                600
Loans charged off                                 (556)              (861)
Recoveries of loans previously
  charged off                                       56                 30
                                        ===============    ===============
Balance, end of period                   $       6,784      $       5,866
                                        ===============    ===============

Ending loan portfolio                    $     468,155      $     429,615
                                        ===============    ===============
Allowance to loans as a
  percentage of ending loan portfolio             1.45%              1.37%
                                        ===============    ===============


Equity

The following table indicates the amounts of regulatory capital of the Company.

                                                                                     To Be Well
                                                                                  Capitalized Under
                                                                For Capital       Prompt Corrective
                                         Actual            Adequacy Purposes     Action Provisions
                                     Amount     Ratio        Amount     Ratio      Amount   Ratio

As of  March 31, 1998:
Total Capital
    to Risk Weighted Assets          $64,528   11.96%       =>$43,146 =>8.0%     =>$53,933 =>10.0%
Tier I Capital
    to Risk Weighted Assets          $57,794   10.72%       =>$21,573 =>4.0%     =>$32,360 => 6.0%


                         Item 3. MARKET RISK MANAGEMENT

There have not been any significant changes in the risk management profile of the Bank since December 31, 1997.

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


                                TRICO BANCSHARES



Date       May 12, 1998                             /s/ Robert H. Steveson
      --------------------                          --------------------------
                                                        Robert H. Steveson
                                  President and
                                                        Chief Executive Officer


Date       May 12, 1998                             /s/ Robert M. Stanberry
      --------------------                          --------------------------
                                                        Robert M. Stanberry
                                                        Vice President and
                                                        Chief Financial Officer