Form 10-Q
period 1998-06-30
TRICO BANCSHARES /
filed 1998-08-12
CIK 356171

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1998                   Commission file number 0-10661
                  -------------                                          -------

                                TRICO BANCSHARES
             (Exact name of registrant as specified in its charter)


            California                                       94-2792841
------------------------------                    ------------------------------
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

                      Yes    X                   No
                           -----                     -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class:  Common stock, no par value

Outstanding shares as of August 11, 1998:  4,681,232


                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)


                                                                                 June 30,              December 31,
                                                                                  1998                    1997
                                                                            ------------------     ------------------
Assets:
Cash and due from banks                                                      $         39,420       $         48,476
Federal funds sold                                                                      2,500                 15,000
                                                                            ------------------     ------------------
   Cash and cash equivalents                                                           41,920                 63,476
Securities held-to-maturity
 (approximate fair value $82,856 and $88,950)                                          82,926                 90,764
Securities available-for-sale, net of
 unrealized gain of $609 and $471                                                     214,951                175,753

Loans, net of allowance for loan losses of $(7,138) and $(6,459)                      484,165                442,508
Premises and equipment, net                                                            16,807                 18,901
Investment in real estate properties                                                      449                    856
Other real estate owned                                                                 1,464                  2,230
Accrued interest receivable                                                             6,231                  5,701
Other assets                                                                           24,382                 25,976
                                                                            ------------------     ------------------
     Total assets                                                             $       873,295        $       826,165
                                                                            ==================     ==================

Liabilities:
Deposits
 Noninterest-bearing demand                                                   $       125,073        $       122,069
 Interest-bearing demand                                                              128,145                130,958
 Savings                                                                              206,321                216,402
 Time certificates                                                                    265,939                254,665
                                                                             ------------------     ------------------
     Total deposits                                                                   725,478                724,094
Fed funds purchased                                                                    15,000                 15,300
Repurchase agreements                                                                  17,600                      -
Accrued interest payable and other liabilities                                         10,756                 10,207
Long term borrowings                                                                   36,432                 11,440
                                                                            ------------------     ------------------
     Total liabilities                                                                805,266                761,041


Shareholders' equity:
Common stock                                                                           48,341                 48,161
Retained earnings                                                                      19,529                 16,956
Unrealized gain on securities available for sale, net                                     159                      7
                                                                            ------------------     ------------------
     Total shareholders' equity                                                        68,029                 65,124
                                                                            ------------------     ------------------
     Total liabilities and shareholders' equity                               $       873,295        $       826,165
                                                                            ==================     ==================


                                                TRICO BANCSHARES
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                  (unaudited)
                                (in thousands except earnings per common share)

                                                For the three months                   For the six months
                                                   ended June 30,                        ended June 30,
                                                   --------------                        --------------
                                              1998               1997                1998               1997
                                              ----               ----                ----               ----
Interest income:
  Interest and fees on loans                $    11,922         $   10,840         $    23,243       $    21,571
  Interest on investment
   securities-taxable                             3,860              3,702               7,490             6,646
  Interest on investment
   securities-tax exempt                            437                183                 685               251
  Interest on federal funds sold                     62                 53                 128               268
                                          --------------     --------------      --------------     -------------
     Total interest income                       16,281             14,778              31,546            28,736
                                          --------------     --------------      --------------     -------------

Interest expense:
  Interest on deposits                            5,867              5,681              11,579            10,890
  Interest on federal funds purchased                64                 92                  68               131
  Interest on repurchase agreements                 159                  -                 212                 -
  Interest on other borrowings                      410                326                 579               686
                                          --------------     --------------      --------------     -------------
     Total interest expense                       6,500              6,099              12,438            11,707
                                          --------------     --------------      --------------     -------------

     Net interest income                          9,781              8,679              19,108            17,029

Provision for loan losses                         1,235                600               2,060             1,200
                                          --------------     --------------      --------------     -------------
    Net interest income after
     provision for loan losses                    8,546              8,079              17,048            15,829

Noninterest income:
  Service charges and fees                        1,875              1,684               3,757             3,175
  Other income                                    2,080                724               3,204             1,330
                                          --------------     --------------      --------------     -------------
     Total noninterest income                     3,955              2,408               6,961             4,505
                                          --------------     --------------      --------------     -------------
Noninterest expenses:
  Salaries and related expenses                   4,228              4,031               8,415             7,607
  Other, net                                      4,880              4,789               9,080             8,505
                                          --------------     --------------      --------------     -------------
  Total noninterest expenses                      9,108              8,820              17,495            16,112
                                          --------------     --------------      --------------     -------------

Net income before income taxes                    3,393              1,667               6,514             4,222

  Income taxes                                    1,252                588               2,443             1,579
                                          --------------     --------------      --------------     -------------
     Net income                                   2,141              1,079               4,071             2,643

Basic earnings per common share           $        0.46      $        0.23       $        0.87      $       0.57
                                          ==============     ==============      ==============     =============
Diluted earnings per common share         $        0.44      $        0.22       $        0.84      $       0.55
                                          ==============     ==============      ==============     =============



                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)
                     (in thousands, except number of shares)



                                             Common stock                             Unrealized
                                                                                      securities
                                       Number                         Retained          holding
                                     of shares         Amount         earnings           gain             Total
                                    -------------   -------------   -------------   ---------------    ------------
Balance,
 December 31, 1997                     4,662,649        $ 48,161        $ 16,956       $         7        $ 65,124

Exercise of common stock
 options                                  12,543              97                                          $     97

Common stock cash
 dividends                                                                (1,498)                         $ (1,498)

Change in unrealized
 gain on securities                                                                            152        $    152

Stock option amortization                                     83                                          $     83

Net income                                                                 4,071                          $  4,071
                                    -------------   -------------   -------------   ---------------    ------------
Balance,
 June 30, 1998                         4,675,192        $ 48,341        $ 19,529         $     159        $ 68,029
                                    =============   =============   =============   ===============    ============


                                          TRICO BANCSHARES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)
                                                                              For the six months
                                                                                ended June 30,
                                                                           1998                1997
Operating activities:
Net income                                                              $   4,071          $    2,643
Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
    Provision for loan losses                                               2,060               1,200
    Provision for losses on other real estate owned                           342                  52
    Depreciation and amortization                                           1,287               1,156
    Amortization of intangible assets                                         669                 571
    Accretion of investment security discounts                               (138)                (39)
    Deferred income taxes                                                    (124)                438
    Investment security (gains) losses (net)                                 (137)                (19)
    (Gain) loss on sale of OREO                                               (30)                 31
    (Gain) loss on sale of loans                                             (294)                (17)
    (Gain) loss on sale of fixed assets                                        69                  14
    Amortization of stock options                                              83                 105
    (Increase) decrease in interest receivable                               (530)             (1,062)
    Increase (decrease) in interest payable                                   301               1,197
    (Increase) decrease in other assets and liabilities                     1,097                (552)
                                                                   ---------------      --------------
         Net cash provided (used) by operating activities                   8,726               5,718

Investing activities:
    Proceeds from maturities of securities held-to-maturity                 7,939               5,517
    Proceeds from maturities of securities available-for-sale              59,577              16,206
    Proceeds from sale of securities available-for-sale                    37,710              27,036
    Purchases of securities available-for-sale                           (136,066)           (121,688)
    Net (increase) decrease in loans                                      (42,029)            (22,929)
    Proceeds from sales of fixed assets                                       180                  23
    Purchases of premises and equipment                                    (1,071)             (2,408)
    Purchases and additions to real estate properties                         (21)               (237)
    Proceeds from the sale of OREO                                          1,224                 397
                                                                   ---------------      --------------
         Net cash provided (used) by investing activities                 (72,557)            (98,083)

Financing activities:
    Net increase (decrease) in deposits                                     1,384              97,984
    Net increase (decrease) in Fed funds purchased                           (300)                  -
    Net increase (decrease) in repurchase agreements                       17,600              (4,900)
    Borrowings under long-term debt agreements                             30,000                   -
    Payments of principal on long-term debt agreements                     (5,008)             (3,006)
    Cash dividends - Common                                                (1,498)             (1,479)
    Exercise of common stock options                                           97                  84
                                                                   ---------------      --------------
         Net cash provided (used) by financing activities                  42,275              88,683
                                                                   ---------------      --------------

         Increase (decrease) in cash and cash equivalents                 (21,556)             (3,682)
         Cash and cash equivalents at beginning of year                    63,476              52,231
                                                                   ---------------      --------------
         Cash and cash equivalents at end of period                  $     41,920         $    48,549
                                                                   ===============      ==============

Supplemental information:
    Cash paid for taxes                                              $      3,280         $     1,808
    Cash paid for interest expense                                   $     12,137         $    10,510

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

The interim results for the three months ended June 30, 1998 and 1997 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 1997.


Note B - Comprehensive Income

As of  January  1,  1998,  the  Company  adopted  FASB  Statement  of  Financial
Accounting Standards No. 130, Reporting Comprehensive Income, (SFAS 130). This Statement established standards for the reporting and display of comprehensive income and its components in the financial statements. For the Company, comprehensive income includes net income reported on the statement of income and changes in the fair value of its available-for-sale investments reported as a component of shareholders' equity. The following table presents net income adjusted by the change in unrealized gains or losses on the available-for-sale investments as a component of comprehensive income (in thousands).


                                             Three months ended           Six  months ended
                                                   June 30,                   June 30,
                                             1998          1997           1998        1997
                                             ------------------           ----------------
Net income                                   $ 2,141      $ 1,079         $ 4,071     $ 2,643
Net change in unrealized gains (losses)
  on available-for-sale investments              183          591             152         265
                                            --------     --------        --------    --------

Comprehensive income                         $ 2,324      $ 1,670         $ 4,223     $ 2,908
                                             =======      =======         =======     =======

Note C - Earnings per Share

The Company's basic and diluted earnings per share are as follows (in thousands except per share data):
                                                            Three Months Ended June30, 1998
                                                                      Weighted
                                                                       Average      Per-Share
                                                          Income       Shares        Amount
Basic Earnings per Share
  Net income available to common shareholders             $2,141       4,671,523       $0.46
Common stock options outstanding                              --         187,464
Diluted Earnings per Share
  Net income available to common shareholders             $2,141       4,858,987       $0.44
                                                          ======       =========

                                                            Three Months Ended June30, 1997
                                                                      Weighted
                                                                       Average      Per-Share
                                                          Income       Shares        Amount
Basic Earnings per Share
  Net income available to common shareholders             $1,079       4,649,403       $0.23
Common stock options outstanding                              --         178,145
Diluted Earnings per Share
  Net income available to common shareholders             $1,079       4,827,548       $0.22
                                                          ======       =========

                                                             Six Months Ended June30, 1998
                                                                      Weighted
                                                                       Average      Per-Share
                                                          Income       Shares        Amount
Basic Earnings per Share
  Net income available to common shareholders             $4,071       4,665,311       $0.87
Common stock options outstanding                              --         190,032
Diluted Earnings per Share
  Net income available to common shareholders             $4,071       4,855,343       $0.84
                                                          ======       =========

                                                             Six Months Ended June30, 1997
                                                                      Weighted
                                                                       Average      Per-Share
                                                          Income       Shares        Amount
Basic Earnings per Share
  Net income available to common shareholders             $2,643       4,645,639       $0.57
Common stock options outstanding                              --         178,620
Diluted Earnings per Share
  Net income available to common shareholders             $2,643       4,824,259       $0.55
                                                          ======       =========

Note D - Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedge item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Statement 133 is effective for fiscal years beginning after June 15, 1999 and the Company plans to adopt its provisions effective January 1, 2000. While the Company does not currently utilize any traditional derivative instruments (options, swaps, forwards, etc.) in its business, certain of its investments and long-term borrowings have embedded options due to call or put features that may be required to be accounted for differently under this Statement as compared to current accounting principles. The Company has not yet quantified the impacts of adopting Statement 133 on its consolidated financial statements, however, the Statement could increase the volatility of future earnings and other comprehensive income.

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

Overview

The Company had record quarterly earnings of $2,141,000 for the second quarter ended June 30, 1998. The quarterly earnings represented a 98.4% increase over the $1,079,000 reported for the same period of 1997. Diluted earnings per share for the second quarter 1998 were $0.44 versus $0.22 in the year earlier period. Earnings for the six months ended June 30, 1998 were $4,071,000 versus year ago results of $2,643,000. The diluted earnings per share were $.84 and $.55 for the respective six month periods.

Pretax earnings for the second quarter of 1998 were $3,393,000 versus $1,667,000 for the same period in 1997. During the quarter the Bank sold its credit card portfolio of $14,365,000 for a gain of $793,000 which is included in noninterest income. Net interest income reflected growth of 12.7% to $9,781,000. The interest income component was up $1,503,000 (10.2%) due to higher quarter-over-quarter volume of earning assets ($769,550,000 versus $707,595,000) and a 17 basis point increase in yield on average earning assets. Interest expense increased $401,000 (6.6%) which was due predominately to a $35,994,000 (5.85%) increase in interest-bearing liabilities. Average rates paid for interest-bearing liabilities increased 3 basis points over the second quarter of 1997. Net interest margin was 5.20% for the second quarter of 1998 versus 4.96% in the same quarter of the prior year. This higher net interest margin reflects the effects of the higher growth rate in earning assets versus the interest-bearing liabilities. The provision for loan losses of $1,235,000 for the second quarter of 1998 was $635,000 higher than in the same quarter of 1997 due to loan growth and an increased level of loans charged off.

Noninterest income, net of the gain on sale of the credit card portfolio discussed above, increased $754,000 or 31.3% for the second quarter of 1998 over the prior year second quarter. The service charge and fee income portion increased 11.4% to $1,875,000 due to an increase in account volumes and fees on non-Bank customer ATM transactions implemented in the fourth quarter of 1997. Other income, net of the nonrecurring item, increased $563,000 or 77.8% in the second quarter of 1998 versus the same quarter in 1997. A miscellaneous income adjustment accounted for $228,000 of the increase. Gains on the sale of investments and real estate mortgage loans were up $55,236 to $105,455.
Commissions on the sale of mutual funds and annuities were up $55,471 to $649,623.

Noninterest expense increased $288,000 or 3.2% in the second quarter 1998 versus 1997. Salary and benefit expense increased $197,000 (4.9%) mostly due to higher commission payments to sales personnel and accruals for the management incentive program. Other expenses increased $91,000 or 1.9%. On a quarter-over-quarter basis, provisions for OREO property valuations added $303,000 to the other expenses and all other expenses were favorable by a total of $212,000.

Assets of the Company totaled $873,295,000 at June 30, 1998 which was an increase of $47,130,000 (5.7%) and $76,158,000 (9.6%) from the December 31, 1997 and June 30, 1997 ending balances, respectively. Changes in earning assets from the prior year quarter end balances included an increase in loans of $30,562,000 to $491,303,000 and an increase in securities of $54,358,000 to $297,877,000.
From year end 1997 balances, nonperforming assets have decreased $2,026,000 and total $5,453,000 at June 30, 1998. Nonperforming assets were 0.62% of total assets at quarter end.

Year to date 1998, on an annualized basis, the Company realized a return on assets of .99% and a return on equity of 12.19% versus 0.69% and 8.57% in the first half of 1997. TriCo Bancshares ended the quarter with a Tier 1 capital ratio of 10.6% and a total risk-based capital ratio of 11.8%.

The following tables provide a summary of the major elements of income and expense for the second quarter of 1998 compared with the second quarter of 1997 and for the first six months of 1998 compared with the first six months of 1997.

                                             TRICO BANCSHARES
                                           CONDENSED COMPARATIVE
                                             INCOME STATEMENT
                             (in thousands, except earnings per common share)



                                                           Three months
                                                          ended June 30,                  Percentage
                                                    1998                  1997              Change
                                                      (in thousands, except                increase
                                                       earnings per share)                (decrease)
Interest income                                   $    16,504           $    14,873           11.0%
Interest expense                                        6,500                 6,099            6.6%
                                               ---------------       ---------------

Net interest income                                    10,004                 8,774           14.0%

Provision for loan losses                               1,235                   600          105.8%
                                               ---------------       ---------------

Net interest income after                               8,769                 8,174            7.3%
  provision for loan losses

Noninterest income                                      3,955                 2,408           64.2%
Noninterest expenses                                    9,108                 8,820            3.3%
                                               ---------------       ---------------

Net income before income taxes                          3,616                 1,762          105.2%
Income taxes                                            1,252                   588          112.9%
Tax equivalent adjustment1                                223                    95          134.2%
                                               ---------------       ---------------

Net income                                       $      2,141          $      1,079           98.4%
                                               ===============       ===============


Diluted earnings per common share                $       0.44          $       0.22          100.0%


1Interest on tax-free securities is reported on a tax equivalent basis of 1.51 and 1.52 for June 30, 1998 and 1997 respectively.

                                          TRICO BANCSHARES
                                        CONDENSED COMPARATIVE
                                          INCOME STATEMENT
                          (in thousands, except earnings per common share)



                                                         Six months
                                                       ended June 30,                   Percentage
                                                  1998                 1997               Change
                                                    (in thousands, except                increase
                                                     earnings per share)                (decrease)
Interest income                                 $    31,895          $    28,867            10.5%
Interest expense                                     12,438               11,707             6.2%
                                             ---------------      ---------------

Net interest income                                  19,457               17,160            13.4%

Provision for loan losses                             2,060                1,200            71.7%
                                             ---------------      ---------------

Net interest income after                            17,397               15,960             9.0%
  provision for loan losses

Noninterest income                                    6,961                4,505            54.5%
Noninterest expenses                                 17,495               16,112             8.6%
                                             ---------------      ---------------

Net income before income taxes                        6,863                4,353            57.7%
Income taxes                                          2,443                1,579            54.7%
Tax equivalent adjustment1                              349                  131           167.7%
                                             ---------------      ---------------

Net income                                     $      4,071         $      2,643            54.0%
                                             ===============      ===============


Diluted earnings per common share              $       0.84         $       0.55            52.7%


1Interest on tax-free securities is reported on a tax equivalent basis of 1.51 and 1.52 for June 30, 1998 and 1997 respectively.

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

For the three months ended June 30, 1998, interest income increased $1,631,000 or 11.0% over the same period in 1997. The average balance of total earning assets was higher by $61,955,000 for an 8.8% increase. All categories of earning assets had higher average balances with loans up $32,295,000 (7.3%) and securities up $29,076,000 (11.1%). Interest income increased $1,242,000 as a result of higher average balances. The average yields on loans, securities and Federal Funds sold were higher by 24, 14 and 8 basis points respectively, adding $389,000 to interest income for the quarter. The overall yield on average earning assets rose 17 basis points to 8.58%.

For the second quarter of 1998, interest expense increased by $401,000 (6.6%) over the year earlier period. Average balances of interest-bearing liabilities were up $35,994,000 (5.58%) which resulted in a $469,000 increase in interest expense. Average balances of long-term debt and time deposits increased $17,334,000 (51.4%) and $15,675,000 (6.3%) respectively and accounted for most of the change in interest-bearing liabilities. Rate variances on a quarter-over-quarter basis resulted in a decrease of $68,000 in interest expense for the second quarter of 1998.

The combined effect of the increase in both interest income and interest expense for the second quarter of 1998 versus 1997 resulted in an increase of $1,230,000 or 14.0% in net interest income. Net interest margin was up 24 basis points to 5.20% from 4.96% for the same periods. However, net interest margin was down from the 5.22% level in the first quarter of 1998. During the second quarter of 1998 the Company borrowed $30,000,000 from the Federal Home Loan Bank and negotiated for $20,000,000 in certificates of deposits with the State of California. These funds were invested in securities at an average spread of 149 basis points. The ongoing effect of these transactions will be to increase net interest income and slightly depress the net interest margin. To the extent the Bank is successful in replacing some of the investment portfolio with higher yielding loans, the net interest margin will tend to move higher during the balance of 1998.

Net interest income and net interest margin comparisons between the first six months of 1998 and 1997 are influenced by the inclusion of six months of operations in 1998 of the nine branches purchased from Wells Fargo Bank on February 21, 1997, compared to the inclusion of just over four months of such operations in 1997.

The six month period ending June 30, 1998, reflects an interest income increase of $3,028,000 or 10.5% over the same period in 1997. Most of the increase resulted from higher average balances on loans and investment securities. Interest income from the volume increase for these two items totaled $2,711,000. The balance of the increase came from slightly higher yields on earning assets. The average rate received on all earning assets for the six month period ended June 30, 1998 was 8.54% or 6 basis points higher than the 8.49% for the same period in 1997.

Interest expense for the six month period increased $731,000 (6.2%) from that for the same period in 1997. Volume increases in deposits and borrowings added $929,000 of interest expense. This was offset in part by slightly lower rates and reductions in Federal Funds purchased and short-term debt outstanding. Overall average rates paid on interest-bearing liabilities in the first six months of 1998 decreased 4 basis points to 3.92% from the same period in 1997.

The combined effect of the increase in both interest income and interest expense for the first six months of 1998 versus 1997 resulted in an increase of $2,297,000 or 13.4% in net interest income. Net interest margin rose 17 basis points to 5.21 from 5.05%.

The following four tables provide summaries of the components of the interest income, interest expense and net interest margins on earning assets for the quarter and six month periods ended June 30, 1998 versus the same periods in 1997.

                                TRICO BANCSHARES
                       ANALYSIS OF CHANGE IN NET INTEREST
                            MARGIN ON EARNING ASSETS
                                 (in thousands)
                                                                 Three Months Ended
                                                 6/30/98                                     6/30/97

                                   Average         Income/        Yield/      Average           Income/       Yield/
                                   Balance1        Expense        Rate        Balance1          Expense       Rate
Assets
Earning assets
  Loans 2,3                        $  473,108       $ 11,922      10.08%       $  440,813       $ 10,840       9.84%
  Securities4                         292,051          4,520       6.19%          262,975          3,980       6.05%
  Federal funds sold                    4,391             62       5.65%            3,807             53       5.57%
                                  -------------   ------------               --------------    -----------
    Total earning assets              769,550         16,504       8.58%          707,595         14,873       8.41%
                                                  ------------                                 -----------
Cash and due from bank                 30,960                                      38,664
Premises and equipment                 17,877                                      16,440
Other assets,net                       33,501                                      35,172
Less:  allowance
  for loan losses                      (7,023)                                     (6,030)
                                 -------------                              --------------
      Total                        $  844,865                                  $  791,841
                                 =============                              ==============

Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits                  $  133,156            755       2.27%       $  123,443            695       2.25%
  Savings deposits                    207,106          1,589       3.07%          213,186          1,630       3.06%
  Time deposits                       266,663          3,523       5.28%          250,988          3,356       5.35%
Federal funds purchased                 4,543             64       5.64%            6,587             92       5.59%
Short-term debt                        11,224            159       5.67%            9,828            156       6.35%
Long-term debt                         28,782            410       5.70%           11,448            170       5.94%
                                 -------------   ------------               --------------    -----------
   Total interest-bearing
      liabilities                     651,474          6,500       3.99%          615,480          6,099       3.96%
                                                 ------------                                 -----------
Noninterest-bearing deposits          114,117                                     104,508
Other liabilities                      11,885                                      10,268
Shareholders' equity                   67,389                                      61,585
                                 -------------                              --------------
    Total liabilities
      and shareholders' equity     $  844,865                                  $  791,841
                                 =============                              ==============

Net interest rate spread5                                          4.59%                                       4.44%
Net interest income/net                             $ 10,004                                   $   8,774
                                                 ============                                 ===========
  interest margin6                                     5.20%                                       4.96%
                                                 ============                                 ===========


1Average balances are computed principally on the basis of daily balances.
2Nonaccrual loans are included.
3Interest income on loans includes fees on loans of $ 802,000 in 1998 and $448,000  in 1997.
4Interest  income is stated on a tax  equivalent  basis of 1.51 and 1.52 at June
30, 1998 and 1997 respectively. 5Net interest rate spread represents the average
yield  earned  on  interest-earning   assets  less  the  average  rate  paid  on
interest-bearing  liabilities.  6Net interest margin is computed by dividing net interest income by total average earning assets.

                                TRICO BANCSHARES
                       ANALYSIS OF CHANGE IN NET INTEREST
                            MARGIN ON EARNING ASSETS
                                 (in thousands)
                                                                   Six Months Ended
                                                 6/30/98                                     6/30/97

                                     Average         Income/        Yield/        Average        Income/       Yield/
                                     Balance1        Expense        Rate          Balance1       Expense       Rate
Assets
Earning assets
  Loans 2,3                         $  463,320     $   23,243       10.03%      $  436,332    $   21,571        9.89%
  Securities4                          279,615          8,524        6.10%         233,799         7,028        6.01%
  Federal funds sold                     4,424            128        5.79%          10,013           268        5.35%
                                 --------------  -------------                -------------  ------------
    Total earning assets               747,359         31,895        8.54%         680,144        28,867        8.49%
                                                 -------------                               ------------
Cash and due from bank                  31,815                                      39,816
Premises and equipment                  18,431                                      15,978
Other assets,net                        33,960                                      32,142
Less:  allowance
  for loan losses                       (6,822)                                     (6,024)
                                 --------------                               -------------
      Total                         $  824,743                                  $  762,056
                                 ==============                               =============

Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits                   $  133,383          1,503        2.25%      $  115,114         1,299        2.26%
  Savings deposits                     212,145          3,237        3.05%         205,040         3,123        3.05%
  Time deposits                        259,233          6,839        5.28%         244,146         6,468        5.30%
Federal funds purchased                  2,389             68        5.69%           4,731           131        5.54%
Short-term debt                          7,473            212        5.67%           9,828           312        6.35%
Long-term debt                          20,110            579        5.76%          12,759           374        5.86%
                                 --------------  -------------                -------------  ------------
   Total interest-bearing
      liabilities                      634,733         12,438        3.92%         591,618        11,707        3.96%
                                                 -------------                               ------------
Noninterest-bearing deposits           111,849                                      98,765
Other liabilities                       11,365                                       9,970
Shareholders' equity                    66,796                                      61,703
                                 --------------                               -------------
    Total liabilities
      and shareholders' equity      $  824,743                                  $  762,056
                                 ==============                               =============

Net interest rate spread5                                            4.62%                                      4.53%
Net interest income/net                            $   19,457                                 $   17,160
                                                 =============                               ============
  interest margin6                                      5.21%                                      5.05%
                                                 =============                               ============


1Average balances are computed principally on the basis of daily balances.
2Nonaccrual loans are included.
3Interest income on loans includes fees on loans of $ 1,429,000 in 1998 and $1,024,000 in 1997.
4Interest  income is stated on a tax  equivalent  basis of 1.51 and 1.52 at June
30, 1998 and 1997 respectively. 5Net interest rate spread represents the average
yield  earned  on  interest-earning   assets  less  the  average  rate  paid  on
interest-bearing  liabilities.  6Net interest margin is computed by dividing net interest income by total average earning assets.

                                TRICO BANCSHARES
                       ANALYSIS OF VOLUME AND RATE CHANGES
                       ON NET INTEREST INCOME AND EXPENSE
                                 (in thousands)



                                      For the three months ended June 30,
                                                 1998 over 1997

                                                     Yield/
                                         Volume       Rate4         Total
                                  --------------    --------     ---------
Increase (decrease) in interest income:
    Loans 1,2                           $   794     $   288       $ 1,082
    Investment securities3                  440         100           540
    Federal funds sold                        8           1             9
                                  --------------    --------     ---------
      Total                               1,242         389         1,631
                                  --------------    --------     ---------

Increase (decrease) in interest expense:
    Demand deposits
      (interest-bearing)                     55           5            60
    Savings deposits                        (46)          5           (41)
    Time deposits                           210         (43)          167
    Federal funds purchased                 (29)          1           (28)
    Short-term debt                          22         (19)            3
    Long-term debt                          257         (17)          240
                                  --------------    --------     ---------
      Total                                 469         (68)          401
                                  --------------    --------     ---------
Increase (decrease) in
  net interest income                  $    773     $   457       $ 1,230
                                  ==============    ========     =========


1Nonaccrual loans are included.
2Interest income on loans includes fee income on loans of $ 802,000 in 1998 and $448,000 in 1997. 3Interest income is stated on a tax equivalent basis of 1.51 and 1.52 for June 30, 1998 and 1997 respectively.
4The rate/volume variance has been included in the rate variance.

                                TRICO BANCSHARES
                       ANALYSIS OF VOLUME AND RATE CHANGES
                       ON NET INTEREST INCOME AND EXPENSE
                                 (in thousands)


                                           For the six months ended June 30,
                                                    1998 over 1997

                                                        Yield/
                                           Volume        Rate4        Total
                                          --------     --------     --------
Increase (decrease) in interest income:
    Loans 1,2                             $ 1,334       $  338      $ 1,672
    Investment securities3                  1,377          119        1,496
    Federal funds sold                       (150)          10         (140)
                                          --------     --------     --------
      Total                                 2,561          467        3,028
                                          --------     --------     --------

Increase (decrease) in interest expense:
    Demand deposits
      (interest-bearing)                      206           (2)         204
    Savings deposits                          108            6          114
    Time deposits                             400          (29)         371
    Federal funds purchased                   (65)           2          (63)
    Short-term debt                           (75)         (25)        (100)
    Long-term debt                            215          (10)         205
                                          --------     --------     --------
      Total                                   789          (58)          731
                                          --------     --------     --------
Increase (decrease) in
  net interest income                     $ 1,772       $  525       $ 2,297
                                          ========     ========     ========


1Nonaccrual loans are included.
2Interest income on loans includes fee income on loans of $ 1,429,000 in 1998 and $1,024,000 in 1997. 3Interest income is stated on a tax equivalent basis of
1.51 and 1.52 for June 30, 1998 and 1997 respectively.
4The rate/volume variance has been included in the rate variance.

Provision for Loan Losses

The Bank provided $1,235,000 for loan losses in the second quarter of 1998 versus $600,000 in 1997. Net charge-offs for all loans in the second quarter of 1998 totaled $881,000 versus $233,000 in the year earlier period. Two loans accounted for $728,000 of the charge-offs in the quarter. Additional provision required to cover loan growth from the first quarter of 1998 amounted to $336,000. As reported in the Form 10-Q for the first quarter of 1998, the Bank sold its credit card portfolio effective May 1, 1998, and is no longer liable for charge offs in that portfolio. For all of 1997, net credit card charge offs totaled $958,000 representing 36.3% of the total net charge offs for the year. For the six months ended June 30, 1998, net credit card charge-offs totaled $316,000 (through the sale date of May 1, 1998) representing 22.9% of total net charge offs of $1,381,000. Management anticipates the level of the monthly provision for loan losses for the remainder of 1998 should decrease as a result of the sale of the credit card portfolio and the current performance of the loan portfolio.

Noninterest Income

The Bank sold its credit card portfolio of $14,365,000 for a gain of $793,000 in the second quarter of 1998. Noninterest income for the second quarter of 1998, net of the gain on the sale of the credit card portfolio, increased $754,000 or 31.3% from the same period in 1997. Income from service charges and fees increased 11.4% to $1,875,000 due to an increase in account volumes and fees on non-Bank customer ATM transactions implemented in the fourth quarter of 1997. Other income, net of the gain on the sale of the credit card portfolio, increased $563,000 or 77.8% in the second quarter of 1998 versus the same quarter in 1997. A miscellaneous income adjustment accounted for $228,000 of the increase. Gains on the sale of investments and real estate mortgage loans were up $55,000 to $105,000. Commissions on the sale of mutual funds and annuities were up $55,000 to $650,000.

For the six months ended June 30, 1998, excluding the gain on the sale of the credit card portfolio, noninterest income was up $1,663,000 or 36.9% over the same period for 1997. Part of the increase is attributable to full first quarter 1998 operations of the nine branches purchased from Wells Fargo Bank versus only five weeks of operations for those branches in 1997. Service charges and fee income was up $582,000 (18.3%) as a result of increased volume of accounts and the ATM fees described in the previous paragraph. Other income, exclusive of the credit card gain, increased $1,081,000 (81.3%). Significant increases in the following items contributed to the overall increase: commissions on mutual fund and annuity sales $121,000, gain on sale of investments $117,000, gain on sale of mortgage loans $254,000 and nonrecurring miscellaneous income items $449,000.

Noninterest Expense

Noninterest expense is comprised of operating expenses of the Company and the Bank, plus the total noninterest (income) expenses of the Bank's real estate development subsidiary. Noninterest expense increased $288,000 or 3.2% in the second quarter 1998 versus 1997. Salary and benefit expense increased $197,000 (4.9%) mostly due to higher commission payments to sales personnel and accruals for the management incentive program. Other expenses increased $91,000 or 1.9%. On a quarter-over-quarter basis, provisions for OREO property valuations added $303,000 to the other expenses and all other expenses were favorable by a total of $212,000. For the six month period noninterest expenses increased $1,383,000 (8.6%) in 1998 over 1997. Part of the increase is attributable to full first quarter 1998 operations of the nine branches purchased from Wells Fargo Bank versus only five weeks of operations for those branches in 1997. One time direct costs related to the conversion of the nine Wells branches totaled $358,000 in first six months of 1997. Salary and benefit expense increased $808,000 or 10.6% on a year-over-year basis. The salary expense was higher due to first quarter effect of increased staff from the 1997 Wells branch acquisition, higher benefit costs, commissions paid to sales staff and normal salary progression. Occupancy costs increased $134,000 mostly due to higher depreciation relating to equipment for the acquired branches, leases for five of the acquired branches and upgraded technology. Other expenses such as computer communications, telephone, ATM charges, courier service and postage were higher as a result of the branch acquisition. Amortization of intangible assets related to the acquired branches added $98,000 of expense in the first six months of 1998. Provisions for OREO property valuations increased $290,000 for the six months.

Provision for Income Taxes

The effective tax rate for the six months ended June 30, 1998 is 37.5% and reflects a slight increase from 37.4% in the year earlier period. The tax rate is lower than the statutory rate of 40.4% due to nontaxable earnings from municipal bonds. The Bank has been increasing its holdings of tax-exempt municipal bonds so the tax rate should continue to be lower than the statutory rate.

Securities

At June 30, 1998, securities held-to-maturity had a cost basis of $82,926,000 and an approximate fair value of $82,856,000. This portfolio contained mortgage-backed securities totaling $60,506,000 of which $23,751,000 were collateralized mortgage obligations (CMOs). The securities available-for-sale portfolio had a fair value of $214,951,000 and an amortized cost of
$214,342,000. This portfolio contained mortgage-backed securities with an amortized cost of $78,876,000 of which $17,379,000 were CMOs.

At  December  31,  1997,  securities   held-to-maturity  had  a  cost  basis  of
$90,764,000 and an approximate fair value of $88,950,000. This portfolio contained mortgage-backed securities totaling $68,429,000 of which $27,821,000 were CMOs. The securities available-for-sale portfolio had a fair value of $175,753,000 and an amortized cost of $175,282,000. This portfolio contained mortgage-backed securities with an amortized cost of $36,556,000 of which $19,677,000 were CMOs.

Loans

At June 30, 1998, loan balances were $30,562,000 or 6.6% higher than the ending balances at June 30, 1997 and $42,336,000 or 9.4% higher than the ending balances at December 31, 1997. The Bank sold its credit card portfolio totaling $14,365,000 in the second quarter of 1998. Had these loans been included at quarter end, loan growth on a year over year basis would have been 9.8%. On a year over year basis at June 30, commercial and real estate loan balances were higher while there was a decrease in consumer loans due to the sale of the credit cards. Real estate construction loans were relatively flat. Nonperforming Loans

As shown in the following table, total nonperforming assets have decreased 27.1% to $5,453,000 in the first six months of 1998. Nonperforming assets represent only 0.62% of total assets. Both nonaccrual loans and OREO decreased during this period. All nonaccrual loans are considered to be impaired when determining the valuation allowance under SFAS 114. The Collections Department personnel continue to make a concerted effort to work problem and potential problem loans to reduce risk of loss.


                                            June 30,        December 31,
                                              1998              1997

Nonaccrual loans                          $     3,687      $     4,721
Accruing loans past due 90 days or more           302              528
Restructured loans (in compliance with
  modified terms)                                   0                0
                                         -------------    -------------

     Total nonperforming loans                  3,989            5,249

Other real estate owned                         1,464            2,230
                                         -------------    -------------

     Total nonperforming assets           $     5,453      $     7,479
                                         =============    =============

Nonincome producing investments in real
  estate held by Bank's real estate
    development subsidiary                $       449      $       856
                                         =============    =============

Nonperforming loans to total loans              0.81%            1.17%
Allowance for loan losses to
  nonperforming loans                            179%             123%
Nonperforming assets to total assets            0.62%            0.91%
Allowance for loan losses to
  nonperforming assets                           131%              86%



Allowance for Loan Loss

The Bank maintains its allowance for loan losses at a level Management believes will be adequate to absorb probable losses inherent in existing loans, leases and commitments to extend credit, based on evaluations of the collectibility, impairment and prior loss experience of loans, leases and commitments to extend credit.

The following table presents information concerning the allowance and provision for loan losses.


                                          June 30,                   June 30,
                                            1998                       1997
                                                     (in thousands)
Balance, Beginning of period            $   6,459      $     6,097
Provision charged to operations             2,060            1,200
Loans charged off                          (1,602)          (1,167)
Recoveries of loans previously
  charged off                                 221              103
                                        ----------     ------------
Balance, end of period                  $   7,138      $     6,233
                                        ==========     ============

Ending loan portfolio                   $ 491,303      $   460,741
                                        ==========     ============
Allowance for loan losses as a
  percentage of ending loan portfolio       1.45%            1.35%
                                        ==========     ============


Equity

The following table indicates the amounts of regulatory capital of the Company.

                                                                                     To Be Well
                                                                                  Capitalized Under
                                                                For Capital       Prompt Corrective
                                         Actual            Adequacy Purposes     Action Provisions
                                     Amount     Ratio        Amount     Ratio      Amount   Ratio
As of  June 30, 1998:
Total Capital
    to Risk Weighted Assets          $66,689   11.82%       =>$45,137 =>8.0%     =>$56,421  =>10.0%
Tier I Capital
    to Risk Weighted Assets          $59,636   10.57%       =>$22,568 =>4.0%     =>$33,852  => 6.0%
Tier I Capital
    to Average Assets                $59,636    7.13%       =>$22,568 =>4.0%     =>$28,210  => 5.0%


                         Item 3. MARKET RISK MANAGEMENT

There have not been any significant changes in the risk management profile of the Bank since December 31, 1997.

                                     PART II


Other Information

(a)   Item 4.      Submission of Matters to a Vote of Security Holders

         (a.) Annual Meeting held May 19, 1998. Number of shares represented in person or by proxy and constituting a quorum. 3,599,622 77%

         (c.)     Election of directors                VOTES FOR
                                                       ---------
                    Everett B. Beich                   3.572,670
                                                       ---------
                    William J. Casey                   3,573,360
                                                       ---------
                    Craig S. Compton                   3,574,160
                                                       ---------
                    Douglas F. Hignell                 3,574,148
                                                       ---------
                    Brian D. Leidig                    3,570,563
                                                       ---------
                    Wendell J. Lundberg                3,572,170
                                                       ---------
                    Donald E. Murphy                   3,574,274
                                                       ---------
                    Rodney W. Peterson                 3,569,433
                                                       ---------
                    Robert H. Steveson                 3,571,040
                                                       ---------
                    Carroll Taresh                     3,569,433
                                                       ---------
                    Alex A. Vereschagin, Jr.           3,573,774
                                                       ---------

                  Ratify the appointment of Arthur Andersen LLP as independent public accountants of the Company for 1997.
                  Votes:  FOR 3,571,748, AGAINST 8,591 , ABSTAIN 19,282

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


                                                          TRICO BANCSHARES



Date        August 11, 1998                              /s/ Robert H. Steveson
      -------------------------------                    -----------------------
                                                         Robert H. Steveson
                                                         President and
                                                         Chief Executive Officer


Date        August 11, 1998                              /s/ Robert M. Stanberry
      -------------------------------                    -----------------------
                                                         Robert M. Stanberry
                                                         Vice President and
                                                         Chief Financial Officer