Form 10-Q
period 1998-09-30
TRICO BANCSHARES /
filed 1998-11-10
CIK 356171

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1998              Commission file number 0-10661
------------------------------------              ------------------------------

                                TRICO BANCSHARES
             (Exact name of registrant as specified in its charter)


            California                                     94-2792841
------------------------------------              ------------------------------
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

                              Yes   X      No
                                  -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class:  Common stock, no par value

Outstanding shares as of November 10, 1998:  7,040,490



                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                                                                 September 30,         December 31,
                                                                                    1998                  1997
                                                                             --------------------   ------------------
Assets:
Cash and due from banks                                                         $         35,828      $        48,476
Federal funds sold                                                                             -               15,000
                                                                             --------------------   ------------------
   Cash and cash equivalents                                                              35,828               63,476
Securities held-to-maturity
 (approximate fair value $79,438 and $88,950)                                             78,901               90,764
Securities available-for-sale, net of
 unrealized gain of $2,135 and $471                                                      206,290              175,753
Loans, net of allowance for loan losses of $(7,861) and $(6,459)                         511,034              442,508
Premises and equipment, net                                                               16,387               18,901
Investment in real estate properties                                                         274                  856
Other real estate owned                                                                    1,218                2,230
Accrued interest receivable                                                                5,677                5,701
Other assets                                                                              25,899               25,976
                                                                             --------------------   ------------------
     Total assets                                                                $       881,508      $       826,165
                                                                             ====================   ==================

Liabilities:
Deposits
 Noninterest-bearing demand                                                      $       121,312      $       122,069
 Interest-bearing demand                                                                 134,278              130,958
 Savings                                                                                 208,455              216,402
 Time certificates                                                                       260,947              254,665
                                                                             --------------------   ------------------
     Total deposits                                                                      724,992              724,094
Fed funds purchased                                                                       38,800               15,300
Accrued interest payable and other liabilities                                            10,598               10,207
Long term borrowings                                                                      36,428               11,440
                                                                             --------------------   ------------------
     Total liabilities                                                                   810,818              761,041

Shareholders' equity:
Common stock                                                                              48,517               48,161
Retained earnings                                                                         21,018               16,956
Unrealized gain on securities available for sale, net                                      1,155                    7
                                                                             --------------------   ------------------
     Total shareholders' equity                                                           70,690               65,124
                                                                             --------------------   ------------------
     Total liabilities and shareholders' equity                                  $       881,508      $       826,165
                                                                             ====================   ==================


                                TRICO BANCSHARES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                 (in thousands except earnings per common share)

                                                     For the three months                      For the nine months
                                                      ended September 30,                      ended September 30,
                                            ----------------------------------        ----------------------------------
                                                   1998                1997                  1998                1997
Interest income:
  Interest and fees on loans                 $      12,666       $     11,767          $      35,909       $     33,338
  Interest on investment
   securities-taxable                                3,696              3,519                 11,186             10,165
  Interest on investment
   securities-tax exempt                               545                189                  1,230                440
  Interest on federal funds sold                         5                 24                    133                292
                                           ----------------    ---------------       ----------------     --------------
     Total interest income                          16,912             15,499                 48,458             44,235
                                           ----------------    ---------------       ----------------     --------------

Interest expense:
  Interest on deposits                               5,874              5,885                 17,453             16,775
  Interest on federal funds purchased                  199                 29                    267                160
  Interest on repurchase agreements                    153                  -                    365                  -
  Interest on other borrowings                         516                213                  1,095                899
                                           ----------------    ---------------       ----------------     --------------
     Total interest expense                          6,742              6,127                 19,180             17,834
                                           ----------------    ---------------       ----------------     --------------

     Net interest income                            10,170              9,372                 29,278             26,401

Provision for loan losses                              920              1,000                  2,980              2,200
                                           ----------------    ---------------       ----------------     --------------
    Net interest income after
     provision for loan losses                       9,250              8,372                 26,298             24,201

Noninterest income:
  Service charges and fees                           1,798              1,748                  5,555              4,923
  Other income                                         964                729                  4,168              2,059
                                           ----------------    ---------------       ----------------     --------------
     Total noninterest income                        2,762              2,477                  9,723              6,982
                                           ----------------    ---------------       ----------------     --------------

Noninterest expenses:
  Salaries and related expenses                      4,177              3,997                 12,592             11,604
  Other, net                                         4,282              4,203                 13,362             12,708
                                           ----------------    ---------------       ----------------     --------------
     Total noninterest expenses                      8,459              8,200                 25,954             24,312
                                           ----------------    ---------------       ----------------     --------------

Net income before income taxes                       3,553              2,649                 10,067              6,871

  Income taxes                                       1,269              1,035                  3,712              2,614
                                           ----------------    ---------------       ----------------     --------------
     Net income                                      2,284              1,614                  6,355              4,257

Basic earnings per common share*                 $    0.33          $    0.23             $     0.91          $    0.61
                                           ================    ===============       ================     ==============
Diluted earnings per common share*               $    0.31          $    0.22             $     0.87          $    0.59
                                           ================    ===============       ================     ==============

* Calculated and restated to reflect the Company's 3-for-2 common stock split effected October 30, 1998.

                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)
                     (in thousands, except number of shares)



                                                  Common stock                              Unrealized
                                          ------------------------------                      Gain on
                                             Number                          Retained       Securities,
                                            of shares         Amount         earnings           net            Total
                                          --------------   -------------   -------------   --------------   -------------

Balance, December 31, 1997                    4,662,649        $ 48,161        $ 16,956      $         7        $ 65,124

Exercise of common stock
 options                                         33,081             253                                         $    253

3-for-2 Common Stock split*                   2,346,815                                                         $      -

Repurchase of common stock                       (2,055)            (21)            (38)                        $    (59)

Common stock cash
 dividends                                                                       (2,255)                        $ (2,255)

Change in unrealized
 gain on securities                                                                                1,148        $  1,148

Stock option amortization                                           124                                         $    124

Net income                                                                        6,355                         $  6,355
                                          --------------   -------------   -------------   --------------   -------------

Balance, September 30, 1998                   7,040,490        $ 48,517        $ 21,018        $   1,155        $ 70,690
                                          ==============   =============   =============   ==============   =============

* Represents  the effect of the Company's  3-for-2  common stock split  effected
October 30, 1998.

                                             TRICO BANCSHARES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)
                                                                             For the nine months
                                                                             ended September 30,
                                                                         1998                   1997
                                                                   -----------------       ----------------
Operating activities:
Net income                                                            $       6,355          $       4,257
Adjustments to reconcile net income to net cash provided
 by operating activities:
    Provision for loan losses                                                 2,980                  2,200
    Provision for losses on other real estate owned                             586                    169
    Depreciation and amortization                                             1,942                  1,759
    Amortization of intangible assets                                         1,004                    957
    Accretion of investment security discounts                                  (77)                   (62)
    Deferred income taxes                                                      (715)                   (97)
    Investment security (gains) losses (net)                                   (250)                   (18)
    (Gain) loss on sale of OREO                                                 (23)                    33
    (Gain) loss on sale of loans                                               (351)                  (139)
    (Gain) loss on sale of fixed assets                                          79                    (14)
    Amortization of stock options                                               124                    146
    (Increase) decrease in interest receivable                                   24                   (504)
    Increase (decrease) in interest payable                                     203                    771
    (Increase) decrease in other assets and liabilities                        (898)               (10,771)
                                                                   -----------------       ----------------
         Net cash provided (used) by operating activities                    10,983                 (1,313)

Investing activities:
    Proceeds from maturities of securities held-to-maturity                  12,022                  8,595
    Proceeds from maturities of securities available-for-sale                67,019                 18,815
    Proceeds from sale of securities available-for-sale                      77,121                 29,033
    Purchases of securities available-for-sale                             (172,682)              (131,695)
    Net (increase) decrease in loans                                        (69,805)               (31,930)
    Proceeds from sales of fixed assets                                         183                      -
    Purchases of premises and equipment                                      (1,232)                (3,940)
    Purchases and additions to real estate properties                           (21)                     -
    Proceeds from the sale of OREO                                            1,439                    470
                                                                   -----------------       ----------------
         Net cash provided (used) by investing activities                   (85,956)              (110,652)

Financing activities:
    Net increase (decrease) in deposits                                         898                113,332
    Net increase (decrease) in Fed funds purchased                           23,500                 (4,900)
    Net increase (decrease) in repurchase agreements                              -                  4,700
    Borrowings under long-term debt agreements                               30,000                      -
    Payments of principal on long-term debt agreements                       (5,012)               (12,838)
    Cash dividends - Common                                                  (2,255)                (2,226)
    Repurchase of common stock                                                  (59)                   (30)
    Exercise of common stock options                                            253                    143
                                                                   -----------------       ----------------
         Net cash provided (used) by financing activities                    47,325                 98,181
                                                                   -----------------       ----------------

         Increase (decrease) in cash and cash equivalents                   (27,648)               (13,784)
         Cash and cash equivalents at beginning of year                      63,476                 52,231
                                                                   -----------------       ----------------
         Cash and cash equivalents at end of period                   $      35,828          $      38,447
                                                                   =================       ================

Supplemental information:
    Cash paid for taxes                                               $       5,035          $       2,924
    Cash paid for interest expense                                    $      18,977          $      18,187

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

The interim results for the nine months ended September 30, 1998 and 1997, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 1997.


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

                                           Three months ended            Nine  months ended
                                                September 30,              September 30,
                                             1998          1997           1998        1997
                                             ------------------           ----------------
Net income                                   $ 2,284      $ 1,614         $ 6,355     $ 4,257
Net change in unrealized gains (losses)
  on available-for-sale investments              996          499           1,148         764
                                            --------     --------        --------     -------

Comprehensive income                         $ 3,280      $ 2,113         $ 7,503     $ 5,021
                                             =======      =======         ========    =======


Note C - Earnings per Share

On October 30, 1998, the Company effected a 3-for-2 stock split for shareholders of record on October 9, 1998. Basic and diluted earnings per share retroactively restated to reflect this stock split are as follows (in thousands except per share data):

                                                         Three Months Ended September 30, 1998
                                                                      Weighted
                                                                       Average      Per-Share
                                                          Income       Shares        Amount
Basic Earnings per Share
  Net income available to common shareholders            $ 2,284       7,025,057      $ 0.33
Common stock options outstanding                              --         240,061
Diluted Earnings per Share
  Net income available to common shareholders            $ 2,284       7,265,118      $ 0.31
                                                         =======       =========


                                                         Three Months Ended September 30, 1997
                                                                      Weighted
                                                                       Average      Per-Share
                                                          Income       Shares        Amount
Basic Earnings per Share
  Net income available to common shareholders            $ 1,614       6,986,579      $ 0.23
Common stock options outstanding                              --         262,585
Diluted Earnings per Share
  Net income available to common shareholders            $ 1,614       7,249,164      $ 0.22
                                                         =======       =========


                                                         Nine Months Ended September 30, 1998
                                                                      Weighted
                                                                       Average      Per-Share
                                                          Income       Shares        Amount
Basic Earnings per Share
  Net income available to common shareholders            $ 6,355       7,016,220      $ 0.91
Common stock options outstanding                              --         260,516
Diluted Earnings per Share
  Net income available to common shareholders            $ 6,355       7,276,736      $ 0.87
                                                         =======       =========


                                                         Nine Months Ended September 30, 1997
                                                                      Weighted
                                                                       Average      Per-Share
                                                          Income       Shares        Amount
Basic Earnings per Share
  Net income available to common shareholders            $ 4,257       6,974,565      $ 0.61
Common stock options outstanding                              --         266,129
Diluted Earnings per Share
  Net income available to common shareholders            $ 4,257       7,240,694      $ 0.59
                                                         =======       =========

Note D - Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Statement 133 is effective for fiscal years beginning after June 15, 1999 and the Company plans to adopt its provisions effective January 1, 2000. While the Company does not currently utilize any traditional derivative instruments (options, swaps, forwards, etc.) in its business, certain of its investments and long-term borrowings may have embedded options due to call or put features that may be required to be accounted for differently under this Statement as compared to current accounting principles. The Company has not yet quantified the impacts of adopting Statement 133 on its consolidated financial statements, however, the Statement could increase the volatility of future earnings and other comprehensive income.

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


Overview

The Company had record quarterly earnings of $2,284,000 for the third quarter ended September 30, 1998. The quarterly earnings represented a 41.5% increase over the $1,614,000 reported for the same period of 1997. Diluted earnings per share for the third quarter 1998 were $0.31 versus $0.22 in the year earlier period. Earnings for the nine months ended September 30, 1998 were $6,355,000 versus year ago results of $4,257,000. The diluted earnings per share were $0.87 and $0.59 for the respective nine-month periods.

Pretax earnings for the third quarter of 1998 were $3,553,000 versus $2,649,000 for the same period in 1997. Net interest income reflected growth of 8.5% to $10,170,000. The interest income component was up $1,413,000 (9.1%) due to higher quarter over quarter volume of earning assets ($792,701,000 versus $721,002,000) and a 2 basis point increase in yield on average earning assets. Interest expense increased $615,000 (10.0%) which was due predominately to a $54,317,000 (8.8%) increase in interest-bearing liabilities. Average rates paid for interest-bearing liabilities increased 4 basis points over the third quarter of 1997. Net interest margin was 5.27% for the third quarter of 1998 versus 5.25% in the prior year. This higher net interest margin reflects the effects of the higher growth rate in earning assets versus interest-bearing liabilities. The provision for loan losses of $920,000 for the third quarter of 1998 was $80,000 lower than in the same quarter of 1997.

Noninterest income increased $285,000 (11.5%) for the third quarter of 1998 over the prior year third quarter. The service charge and fee income portion increased 2.9% to $1,798,000. Other income increased $235,000 (32.2%) in the third quarter of 1998 versus the same quarter in 1997. The increase in other income includes gains on the sale of investments of $114,000 versus none in the third quarter of 1997 and an additional gain of $58,000 realized from the sale of the credit card portfolio which took place in May 1998. Noninterest expense increased $259,000 (3.2%) in the third quarter 1998 versus 1997. Salary and benefit expense increased $180,000 (4.5%) mostly due to higher commission payments to sales personnel and accruals for incentive programs. Other expenses increased $79,000 (1.9%). On a quarter over quarter basis, marketing and advertising expenses were up by $114,000 and all other expenses were favorable by a total of $35,000.

Assets of the Company totaled $881,508,000 at September 30, 1998, which was an increase of $55,343,000 (6.7%) and $83,367,000 (10.5%) from the December 31,
1997 and September 30, 1997 ending balances, respectively. Changes in earning asset balances from September 30, 1997 included an increase in loans of $50,834,000 to $518,895,000 and an increase in securities of $38,523,000 to
$285,191,000. From year end 1997 balances, nonperforming assets have decreased $1,672,000 and total $5,807,000 at September 30, 1998. Nonperforming assets were 0.66% of total assets at quarter end.

Year to date 1998, on an annualized basis, the Company has realized a return on assets of 1.01% and a return on equity of 12.55% versus 0.73% and 9.12% in the first nine months of 1997. TriCo Bancshares ended the quarter with a Tier 1 capital ratio of 10.5% and a total risk-based capital ratio of 11.8%.

The following tables provide a summary of the major elements of income and expense for the third quarter of 1998 compared with the third quarter of 1997 and for the first nine months of 1998 compared with the first nine months of 1997.

                                TRICO BANCSHARES
                              CONDENSED COMPARATIVE
                                INCOME STATEMENT
                (in thousands, except earnings per common share)



                                          Three months
                                         ended September 30,         Percentage
                                       1998            1997            Change
                                        (in thousands, except         increase
                                         earnings per share)         (decrease)
Interest income                    $    17,190     $    15,597          10.2%
Interest expense                         6,742           6,127          10.0%
                                   ------------    ------------

Net interest income                     10,448           9,470          10.3%

Provision for loan losses                  920           1,000         (8.0%)
                                   ------------    ------------

Net interest income after                9,528           8,470          12.5%
  provision for loan losses

Noninterest income                       2,762           2,477          11.5%
Noninterest expenses                     8,459           8,200           3.2%
                                   ------------    ------------

Net income before income taxes           3,831           2,747          39.5%
Income taxes                             1,269           1,035          22.6%
Tax equivalent adjustment1                 278              98         183.2%
                                   ------------    ------------

Net income                               2,284           1,614          41.5%
                                   ============    ============


Diluted earnings per common share2 $      0.31     $      0.22          40.9%



1 Interest on tax-free  securities is reported on a tax equivalent basis of 1.51 and 1.52 for September 30, 1998 and 1997.
2 Calculated and restated to reflect the Company's 3-for-2 common stock split effected October 30, 1998.

                                TRICO BANCSHARES
                              CONDENSED COMPARATIVE
                                INCOME STATEMENT
                (in thousands, except earnings per common share)



                                             Nine months
                                         ended September 30,         Percentage
                                       1998            1997            Change
                                        (in thousands, except         increase
                                         earnings per share)         (decrease)
Interest income                    $    49,085     $    44,464          10.4%
Interest expense                        19,180          17,834           7.5%
                                   ------------    ------------

Net interest income                     29,905          26,630          12.3%

Provision for loan losses                2,980           2,200          35.5%
                                   ------------    ------------

Net interest income after               26,925          24,430          10.2%
  provision for loan losses

Noninterest income                       9,723           6,982          39.3%
Noninterest expenses                    25,954          24,312           6.8%
                                   ------------    ------------

Net income before income taxes          10,694           7,100          50.6%
Income taxes                             3,712           2,614          42.0%
Tax equivalent adjustment1                 627             229         174.2%
                                   ------------    ------------

Net income                               6,355           4,257          49.3%
                                   ============    ============


Diluted earnings per common share2 $      0.87     $      0.59          47.5%


1 Interest on tax-free  securities is reported on a tax equivalent basis of 1.51 and 1.52 for September 30, 1998 and 1997.
2 Calculated and restated to reflect the Company's 3-for-2 common stock split effected October 30, 1998.

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

For the quarter ended September 30, 1998, interest income increased $1,593,000 (10.2%) over the same period in 1997. The average balance of total earning assets was higher by $71,699,000 (9.9%). The average balances of loans outstanding and securities increased $40,629,000 and $32,362,000, respectively. These two volume increases accounted for additional interest income of $1,029,000 and $484,000, respectively. The average rate received on loans in the third quarter of 1998 was 10.02% which was a decrease of 11 basis points from the third quarter last year. The lower rate resulted in a decrease in interest income of $130,000. The average rate received on securities rose 32 basis points to 6.30% which accounted for a $229,000 increase in interest income. The overall yield on average earning assets rose 2 basis points to 8.67%.

For the third quarter of 1998, interest expense increased by $615,000 (10.0%) over the year earlier period. Average balances of interest-bearing liabilities were up $54,317,000 (8.8%) which resulted in a $665,000 increase in interest expense. Average balances of long-term debt and overnight borrowings increased $24,987,000 (218%) and $16,778,000 (228%) respectively and accounted for
$584,000 of the change in interest expense. Rate variances on a quarter-over-quarter basis resulted in a decrease of $50,000 in interest expense for the third quarter of 1998. The overall rate on average earning liabilities rose 4 basis points to 4.03%

The combined effect of the increases in interest income and interest expense for the third quarter of 1998 versus the same period in 1997 resulted in an increase of $978,000 (10.3%) in net interest income. Net interest margin for the comparative quarters increased from 5.25% to 5.27%. The increase in net interest margin was mainly due to average earning assets outgrowing average earning liabilities by $17,382,000 for the comparative quarters. A $14,460,000 increase in the average balance of noninterest bearing deposits accounted for most of the difference in growth between earning assets and interest-bearing liabilities.

Net interest income and net interest margin comparisons between the first nine months of 1998 and 1997 are influenced by the inclusion of nine months of operations in 1998 of the nine branches purchased from Wells Fargo Bank on February 21, 1997, compared to the inclusion of just over seven months of such operations in 1997. As a result of the acquisition the Company gained approximately $150,000,000 in deposits which where used to purchase securities. In addition, during the second quarter of 1998, the Company borrowed $30,000,000 from the Federal Home Loan Bank and negotiated for $20,000,000 in certificates of deposits with the State of California. These funds were invested in securities at an average spread of 149 basis points. The ongoing effect of these transactions will be to increase net interest income and slightly depress net interest margin. To the extent the Company is successful in replacing some of the investment portfolio with higher yielding loans, net interest margin will tend to move higher. From March 31, 1997 to September 30, 1998, the Company's loans balance has grown $89,280,000 (20.8%).

The nine-month period ending September 30, 1998 reflects an interest income increase of $4,621,000 (10.4%) over the same period in 1997. Most of the increase resulted from higher average balances on loans and investment securities. Interest income from the volume increase for these two items totaled $4,220,000. The balance of the increase came from higher yields on earning assets. The average rate received on all earning assets for the nine month period ended September 30, 1998 was 8.58% or 4 basis points higher than the 8.54% for the same period in 1997.

Interest expense for the nine-month period increased $1,346,000 (7.5%) from that for the same period in 1997. Volume increases in deposits and borrowings added $1,490,000 of interest expense. This was offset in part by slightly lower rates on time deposits and long-term debt outstanding. Overall average rates paid on interest-bearing liabilities in the first nine months of 1998 decreased 1 basis point to 3.96% from the same period in 1997.

The combined effect of the increase in both interest income and interest expense for the first nine months of 1998 versus 1997 resulted in an increase of $3,275,000 (12.3%) in net interest income.
Net interest margin rose 11 basis points to 5.23% from 5.12%.

The following four tables provide summaries of the components of the interest income, interest expense and net interest margins on earning assets for the quarter and nine month periods ended September 30, 1998 versus the same periods in 1997.

                                TRICO BANCSHARES
                       ANALYSIS OF CHANGE IN NET INTEREST
                            MARGIN ON EARNING ASSETS
                                 (in thousands)
                                                                 Three Months Ended
                                               30-Sep-98                                       30-Sep-97

                                  Average          Income/        Yield/          Average          Income/         Yield/
                                  Balance1         Expense        Rate            Balance1         Expense         Rate
Assets
Earning assets
  Loans 2,3                      $  505,377       $ 12,666         10.02%       $  464,748        $ 11,767          10.13%
  Securities4                       286,879          4,519          6.30%          254,517           3,806           5.98%
  Federal funds sold                    445              5          4.49%            1,737              24           5.53%
                               -------------    -----------                    ------------     -----------
    Total earning assets            792,701         17,190          8.67%          721,002          15,597           8.65%
                                                -----------                                     -----------
Cash and due from bank               35,150                                         31,777
Premises and equipment               16,665                                         16,936
Other assets, net                    32,091                                         30,389
Less:  allowance
  for loan losses                    (7,424)                                        (6,208)
                               -------------                                   ------------
      Total                      $  869,183                                     $  793,896
                               =============                                   ============

Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits                $  136,991            788          2.30%       $  126,420             720           2.28%
  Savings deposits                  209,166          1,623          3.10%          208,147           1,613           3.10%
  Time deposits                     262,592          3,463          5.28%          261,630           3,552           5.43%
Federal funds purchased              13,552            199          5.87%            1,989              29           5.83%
Short-term debt                      10,583            153          5.78%            5,368              42           3.13%
Long-term debt                       36,431            516          5.67%           11,444             171           5.98%
                               -------------    -----------                    ------------     -----------
   Total interest-bearing
      liabilities                   669,315          6,742          4.03%          614,998           6,127           3.99%
                                                -----------                                     -----------
Noninterest-bearing deposits        119,724                                        105,264
Other liabilities                    11,164                                         10,299
Shareholders' equity                 68,980                                         63,335
                               -------------                                   ------------
    Total liabilities
      and shareholders' equity   $  869,183                                     $  793,896
                               =============                                   ============

Net interest rate spread5                                           4.64%                                            4.66%
Net interest income/net                           $ 10,448                                       $   9,470
                                                ===========                                     ===========
  interest margin6                                   5.27%                                           5.25%
                                                ===========                                     ===========


1 Average  balances are  computed  principally  on the basis of daily  balances.
  Average balance of securities is based on amortized cost.
2 Nonaccrual loans are included.
3 Interest income on loans includes fees on loans of $744,000 in 1998 and $496,000 in 1997.
4 Interest income is stated on a tax equivalent basis of 1.51 and 1.52 at September 30, 1998 and
1997.
5 Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
6 Net  interest  margin is  computed by dividing  net  interest  income by total average earning assets.

                                TRICO BANCSHARES
                       ANALYSIS OF CHANGE IN NET INTEREST
                            MARGIN ON EARNING ASSETS
                                 (in thousands)

                                                                     Nine Months Ended
                                               30-Sep-98                                        30-Sep-97

                                   Average         Income/         Yield/           Average        Income/         Yield/
                                   Balance1        Expense         Rate             Balance1       Expense         Rate
Assets
Earning assets
  Loans 2,3                        $ 477,493     $   35,909         10.03%         $ 445,908      $   33,338         9.97%
  Securities4                        282,063         13,043          6.17%           240,781          10,834         6.00%
  Federal funds sold                   3,083            133          5.75%             7,224             292         5.39%
                                -------------   ------------                     ------------   -------------
    Total earning assets             762,639         49,085          8.58%           693,913          44,464         8.54%
                                                ------------                                    -------------
Cash and due from bank                32,939                                          37,107
Premises and equipment                17,836                                          16,301
Other assets, net                     33,330                                          31,551
Less:  allowance
  for loan losses                    (7,025)                                         (6,086)
                                -------------                                    ------------
      Total                        $ 839,719                                       $ 772,786
                                =============                                    ============

Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits                  $ 134,599          2,291          2.27%         $ 118,924           2,019         2.26%
  Savings deposits                   211,141          4,860          3.07%           206,087           4,736         3.06%
  Time deposits                      260,365         10,302          5.28%           250,038          10,020         5.34%
Federal funds purchased                6,151            267          5.79%             3,807             160         5.60%
Short-term debt                        8,521            365          5.71%             8,325             354         5.67%
Long-term debt                        25,610          1,095          5.70%            12,316             545         5.90%
                                -------------   ------------                     ------------   -------------
   Total interest-bearing
      liabilities                    646,387         19,180          3.96%           599,497          17,834         3.97%
                                                ------------                                    -------------
Noninterest-bearing deposits         114,503                                         100,955
Other liabilities                     11,297                                          10,081
Shareholders' equity                  67,532                                          62,253
                                -------------                                    ------------
    Total liabilities
      and shareholders' equity     $ 839,719                                       $ 772,786
                                =============                                    ============

Net interest rate spread5                                            4.62%                                           4.57%
Net interest income/net                          $   29,905                                       $   26,630
                                                ============                                    =============
  interest margin6                                    5.23%                                            5.12%
                                                ============                                    =============



1 Average  balances are  computed  principally  on the basis of daily  balances.
  Average balance of securities is based on amortized cost.
2 Nonaccrual loans are included.
3 Interest income on loans includes fees on loans of $2,173,000 in 1998 and $1,520,000 in 1997.
4 Interest income is stated on a tax equivalent basis of 1.51 and 1.52 at September 30, 1998 and
1997.
5 Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
6 Net  interest  margin is  computed by dividing  net  interest  income by total average earning assets.

                                TRICO BANCSHARES
                       ANALYSIS OF VOLUME AND RATE CHANGES
                       ON NET INTEREST INCOME AND EXPENSE
                                 (in thousands)



                                    For the three months ended September 30,
                                               1998 over 1997

                                                                  Yield/
                                        Volume       Rate4        Total
                                  -------------  ----------   ----------
Increase (decrease) in interest income:
    Loans 1,2                       $    1,029   $    (130)   $     899
    Investment securities3                 484         229          713
    Federal funds sold                     (18)         (1)         (19)
                                  -------------  ----------   ----------
      Total                              1,495          98        1,593
                                  -------------  ----------   ----------

Increase (decrease) in interest expense:
    Demand deposits
      (interest-bearing)
                                            60           8           68
    Savings deposits
                                             8           2           10
    Time deposits
                                            13        (102)         (89)
    Federal funds purchased
                                           169           1          170
    Short-term debt
                                            41          70          111
    Long-term debt
                                           374         (29)         345
                                  -------------  ----------   ----------
      Total                                665         (50)         615
                                  -------------  ----------   ----------

Increase (decrease) in
  net interest income                $     830   $     148     $    978
                                  =============  ==========   ==========



1 Nonaccrual loans are included.
2 Interest income on loans includes fee income on loans of $744,000 in 1998 and
  $496,000  in 1997.
3 Interest income is stated on a tax equivalent basis of 1.51 and 1.52 for
  September 30, 1998 and 1997.
4 The rate/volume variance has been included in the rate variance.

                                TRICO BANCSHARES
                       ANALYSIS OF VOLUME AND RATE CHANGES
                       ON NET INTEREST INCOME AND EXPENSE
                                 (in thousands)



                                        For the nine months ended September 30,
                                                    1998 over 1997

                                                                     Yield/
                                            Volume        Rate4       Total
                                         ----------   ----------  ----------
Increase (decrease) in interest income:
    Loans 1,2                            $   2,362     $    209   $   2,571
    Investment securities3                   1,858          351       2,209
    Federal funds sold                       (167)            8        (159)
                                         ----------   ----------  ----------
      Total                                  4,053          568       4,621
                                         ----------   ----------  ----------

Increase (decrease) in interest expense:
    Demand deposits
      (interest-bearing)                       266            6         272
    Savings deposits                           116            8         124
    Time deposits                              414         (132)        282
    Federal funds purchased                     98            9         107
    Short-term debt                              8            3         11
    Long-term debt                             588          (38)        550
                                         ----------   ----------  ----------
      Total                                  1,490         (144)      1,346
                                         ----------   ----------  ----------

Increase (decrease) in
  net interest income                    $   2,563     $    712   $   3,275
                                         ==========   ==========  ==========


1 Nonaccrual loans are included.
2 Interest income on loans includes fee income on loans of $2,173,000 in 1998 and $1,520,000 in 1997.
3 Interest income is stated on a tax equivalent basis of 1.51 and 1.52 for
  September 30, 1998 and 1997.
4 The rate/volume variance has been included in the rate variance.

Provision for Loan Losses

The Bank provided $920,000 for loan losses in the third quarter of 1998 versus $1,000,000 in 1997. Net charge-offs for all loans in the third quarter of 1998 totaled $197,000 versus $869,000 in the year earlier period. Additional provisions required to cover the effects of changes in the overall economic environment on the loan portfolio amounted to $723,000 in the third quarter of 1998. As reported in the Form 10-Q for the first quarter of 1998, the Bank sold its credit card portfolio effective May 1, 1998, and is no longer liable for charge-offs in that portfolio. For all of 1997, net credit card charge-offs totaled $958,000 representing 36.3% of the total net charge-offs for the year. For the nine months ended September 30, 1998, net credit card charge-offs totaled $316,000 (through the sale date of May 1, 1998) representing 20.0% of total net charge-offs of $1,578,000.

Noninterest Income

Noninterest income for the third quarter of 1998, increased $285,000 (11.5%) from the same period in 1997. Income from service charges and fees increased 2.9% to $1,798,000. Other income increased $235,000 (32.2%) in the third quarter of 1998 versus the same quarter in 1997. The increase in other income includes gains on the sale of investments of $114,000 versus none in the third quarter of 1997 and an additional gain of $58,000 realized from the sale of the credit card portfolio which took place in May 1998.

The Bank sold its credit card portfolio of $14,365,000 for a gain of $793,000 in the second quarter of 1998. For the nine months ended September 30, 1998, excluding the gain on the sale of the credit card portfolio, noninterest income was up $1,890,000 (27.1%) over the same period for 1997. Part of the increase is attributable to full first quarter 1998 operations of the nine branches purchased from Wells Fargo Bank versus only five weeks of operations for those branches in the first quarter of 1997. Service charges and fee income was up $632,000 (12.8%) as a result of increased volume of accounts and fees on non-Bank customer ATM transactions implemented in the fourth quarter of 1997. Other income, exclusive of the credit card gain, increased $1,258,000 (61.1%). Significant increases in the following items contributed to the overall increase: vendor rebates $324,000, gain on sale of investments $232,000, loan recoveries in excess of amounts previously charged-off $228,000, gain on sale of mortgage loans $212,000.

Noninterest Expense

Noninterest expense is comprised of operating expenses of the Company and the Bank, plus the total noninterest (income) expenses of the Bank's real estate development subsidiary. Noninterest expense increased $259,000 (3.2%) in the third quarter 1998 versus 1997. Salary and benefit expense increased $180,000 (4.5%) mostly due to higher commission payments to sales personnel and accruals for various incentive programs. Other expenses increased $79,000 (1.9%). On a quarter-over-quarter basis, the provision for OREO property valuations was reduced by $49,000 and all other expenses were reduced by a total of $30,000.

For the nine-month period noninterest expenses increased $1,642,000 (6.8%) in 1998 over 1997. Part of the increase is attributable to full first quarter 1998 operations of the nine branches purchased from Wells Fargo Bank versus only five weeks of operations for those branches in the first quarter of 1997. One time direct costs related to the conversion of the nine Wells branches totaled $358,000 in the first nine months of 1997. Salary and benefit expense increased $988,000 (8.5%) on a year-over-year basis. The salary expense was higher due to first quarter effect of increased staff from the 1997 Wells branch acquisition, higher benefit costs, commissions paid to sales staff, various incentive programs, and normal salary progression. Other noninterest expenses increased $654,000 (5.2%) in 1998 over 1997. Occupancy costs increased $165,000 mostly due to higher depreciation relating to equipment for the acquired branches, leases for five of the acquired branches and upgraded technology. Other expenses such as computer communications, telephone, ATM charges, courier service and postage were higher as a result of the branch acquisition. Amortization of intangible assets related to the acquired branches added $47,000 of expense in the first nine months of 1998. Provisions for OREO property valuations increased $417,000 to $586,000 for the nine months.

Provision for Income Taxes

The effective tax rate for the nine months ended September 30, 1998 is 36.9% and reflects a decrease from 38.0% in the year earlier period. The tax rate is lower than the statutory rate of 40.4% due to nontaxable earnings from municipal bonds. The Bank has been increasing its holdings of tax-exempt municipal bonds so the tax rate should continue to be lower than the statutory rate.

Securities

At  September  30,  1998,  securities  held-to-maturity  had  a  cost  basis  of
$78,901,000 and an approximate fair value of $79,438,000. This portfolio contained mortgage-backed securities totaling $56,683,000 of which $21,946,000 were collateralized mortgage obligations (CMOs). The securities available-for-sale portfolio had a fair value of $206,290,000 and an amortized cost of $204,155,000. This portfolio contained mortgage-backed securities with an amortized cost of $99,545,000 of which $14,831,000 were CMOs.

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

Loans

At September 30, 1998, loan balances were $50,834,000 (10.9%) higher than the ending balances at September 30, 1997 and $69,928,000 (15.6%) higher than the ending balances at December 31, 1997. The Bank sold its credit card portfolio totaling $14,365,000 in the second quarter of 1998. Had these loans been included at quarter end, loan growth on a year over year basis would have been 13.9%. On a year over year basis at September 30, commercial and real estate loan balances were higher while there was a decrease in consumer loans due to the sale of the credit cards. Real estate construction loans were relatively flat.





Nonperforming Loans

As shown in the following table, total nonperforming assets have decreased 22.4% to $5,807,000 in the first nine months of 1998. Nonperforming assets represent only 0.66% of total assets. Both nonaccrual loans and OREO decreased during this period. All nonaccrual loans are considered to be impaired when determining the valuation allowance under SFAS 114. The Bank's Collections Department personnel continue to make a concerted effort to work problem and potential problem loans to reduce risk of loss.


                                          September 30,       December 31,
                                              1998              1997

Nonaccrual loans                          $    4,356        $    4,721
Accruing loans past due 90 days or more          233               528
Restructured loans (in compliance with
  modified terms)                                  -                 -
                                         ------------      ------------
     Total nonperforming loans                 4,589             5,249
Other real estate owned                        1,218             2,230
                                         ------------      ------------
     Total nonperforming assets            $   5,807             7,479
                                         ============      ============
Nonincome producing investments in real
  estate held by Bank's real estate
    development subsidiary                 $    274         $      856
                                         ============      ============
Nonperforming loans to total loans             0.88%             1.17%
Allowance for loan losses to
  nonperforming loans                           171%              123%
Nonperforming assets to total assets           0.66%             0.91%
Allowance for loan losses to
  nonperforming assets                          135%               86%



Allowance for Loan Loss

The Bank maintains its allowance for loan losses at a level Management believes will be adequate to absorb probable losses inherent in existing loans, leases and commitments to extend credit, based on evaluations of the collectibility, impairment and prior loss experience of loans, leases and commitments to extend credit.







The following table presents information concerning the allowance and provision for loan losses.

                                   For the nine months ended September 30
                                     1998                          1997
                                               (in thousands)
Balance, Beginning of period     $         6,459          $         6,097
Provision charged to operations            2,980                    2,200
Loans charged off                         (1,831)                  (2,105)
Recoveries of loans previously
  charged off                                253                      172
Balance, end of period           $         7,861          $         6,364
                                 ================         ================

Ending loan portfolio            $       518,895          $       468,061
                                 ================         ================
Allowance as a percentage
  of ending loan portfolio                 1.51%                    1.36%
                                 ================         ================


Equity

The following table indicates the amounts of regulatory capital of the Company.

                                                                                     To Be Well
                                                                                  Capitalized Under
                                                                For Capital       Prompt Corrective
                                         Actual            Adequacy Purposes     Action Provisions
                                     Amount     Ratio        Amount     Ratio      Amount   Ratio
As of  September 30, 1998:
Total Capital
    to Risk Weighted Assets         $68,968    $11.76%    =>$46,918    =>8.0%   =>$58,647   =>10.0%
Tier I Capital
    to Risk Weighted Assets         $61,636    $10.51%    =>$23,459    =>4.0%   =>$35,189   => 6.0%
Tier I Capital
    to Average Assets               $61,636     $7.16%    =>$23,459    =>4.0%   =>$29,323   => 5.0%

Matters Related to the Year 2000

The Company utilizes software and related information technologies that will be affected by the date change in the year 2000. Additionally, the Company relies on certain noninformation technology systems such as communications and building operations systems that could also be affected by the date change. The failure of these noninformation technology systems could interrupt or shutdown business operations for some period of time. Based on ongoing assessments and testing, the Company has determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the adverse effects of the year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completed in a timely manner, the year 2000 issue could have a material impact on the operations and financial condition of the Company and could lead to enforcement actions by regulatory agencies.

The Company is committed to attaining Year 2000 compliance, ensuring that its information systems accurately process dates and times, including calculating, comparing and sequencing data from, into and between the 20th and 21st centuries. Non-information technology systems that may use embedded technologies are included in the process.

The Year 2000 Project Plan underway at the Company covers five phases; awareness and planning, assessment, renovation, validation/testing and implementation. Within this project, the Company has focused on the identification and priortization of in-house systems, reliance on vendor supplied systems and software, the exchange/transmission of data with external parties, corporate borrower compliance efforts and ongoing customer awareness/communication. In addition, the Company is addressing contingency planning at the system, department and bank levels, with focus on mission critical systems and Company functions. The assessment phase is complete and the Company is completing tasks concurrently within the renovation, validation/testing and implementation phases. The majority of mission critical systems testing is targeted for completion by December 31, 1998. The target date to complete all testing and implementations is June 30, 1999.

For all phases, the Company budgeted an incremental $175,000 for programming changes and testing of internally developed systems and software licensed from third parties. Most of the $175,000 budgeted will be incurred and expensed in 1999. The estimated costs of and time frames related to these projects are based on estimates of the Company's management and there can be no assurance that actual costs will not differ materially from the current expectations or that the proposed time frames can be maintained. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code, the ability to formulate and implement contingency plans, if required, and similar uncertainties. The Company relies on various third party systems or services to conduct its business, including regional and national telecommunications and data processing services providers. The failure of any of these entities to satisfactorily address the year 2000 issue could have a material adverse affect on the Company's operations and financial condition. The Company is presently monitoring the progress of these and other entities' year 2000 compliance.

                                   Item 3. MARKET RISK MANAGEMENT

There have not been any significant changes in the market risk profile of the Bank since December 31, 1997.



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

                                                          TRICO BANCSHARES

Date     November 10, 1998                              /s/ Robert H. Steveson
      ---------------------                             ------------------------
                                                        Robert H. Steveson
                                                        President and
                                                        Chief Executive Officer


Date     November 10, 1998                              /s/ Robert M. Stanberry
      ---------------------                             ------------------------
                                                        Robert M. Stanberry
                                                        Vice President and
                                                        Chief Financial Officer