Form 10-K
period 1998-12-31
TRICO BANCSHARES /
filed 1999-03-12
CIK 356171

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year                               Commission File Number 0-10661
ended December 31, 1998

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 9, 1999, was approximately $87,133,000. This computation excludes a total of 1,838,380 shares which are beneficially owned by the officers and directors of Registrant who may be deemed to be the affiliates of Registrant under applicable rules of the Securities and Exchange Commission.

The number of shares outstanding of Registrant's classes of common stock, as of March 9, 1999, was 7,119,177 shares of Common Stock, without par value.

The following documents are incorporated herein by reference into the parts of Form 10-K indicated: Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998, for Item 7, and Registrant's Proxy Statement for use in connection with its 1999 Annual Meeting of Shareholders, for Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X
                             ---

                                     PART I

1.  BUSINESS

Formation of Bank Holding Company.

         TriCo Bancshares (hereinafter the "Company" or "Registrant") was incorporated under the laws of the State of California on October 13, 1981. It was organized at the direction of the Board of Directors of Tri Counties Bank (the "Bank") for the purpose of forming a bank holding company. On September 7, 1982, a wholly-owned subsidiary of the Company was merged with and into the Bank resulting in the shareholders of the Bank becoming the shareholders of the Company and the Bank becoming the wholly-owned subsidiary of the Company. (The merger of the wholly-owned subsidiary of the Company with and into the Bank is hereafter referred to as the "Reorganization.") At the time of the Reorganization, the Company became a bank holding company subject to the supervision of the Board of Governors of the Federal Reserve System (the "Board") in accordance with the Bank Holding Company Act of 1956, as amended. The Bank remains subject to the supervision of the State of California Department of Financial Institutions and the Federal Deposit Insurance Corporation (the "FDIC"). The Bank currently is the only subsidiary of the Company and the Company has not yet commenced any business operations independent of the Bank.

Provision of Banking Services.

         The Bank was incorporated as a California banking corporation on June 26, 1974, and received its Certificate of Authority to begin banking operations on March 11, 1975.

         The Bank engages in the general commercial banking business in the California counties of Butte, Del Norte, Glenn, Kern, Lake, Lassen, Madera,
Mendocino, Merced, Nevada, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama and Yuba. The Bank currently has 26 traditional branches and 8 in-store branches. It opened its first banking office in Chico, California in 1975, followed by branch offices in Willows, Durham and Orland, California. The Bank opened its fifth banking office at an additional location in Chico in 1980. On March 27, 1981, the Bank acquired the assets of Shasta County Bank and thereby acquired six additional offices. These offices are located in the communities of Bieber, Burney, Cottonwood, Fall River Mills, Palo Cedro and Redding, California. On November 7, 1987, the Bank purchased the deposits and premises of the Yreka Branch of Wells Fargo Bank, thereby acquiring an additional branch office. On August 1, 1988, the Bank opened a new office in Chico at East 20th Street and Forest Avenue. The Bank opened a branch office in Yuba City on September 10, 1990. The Bank opened four supermarket branches in 1994. These supermarket branches were opened on March 7, March 28, June 6 and June 13, 1994 in Red Bluff, Yuba City, and two in Redding respectively. The Bank added one conventional branch in Redding through its acquisition of Country National Bank on July 21, 1994. On November 7, 1995, the Bank opened a supermarket branch in Chico. In March 1996 the Bank opened its sixth supermarket branch in Grass Valley. The acquisition of Sutter Buttes Savings Bank in October 1996 added a branch in Marysville. Loan production offices were established in Bakersfield and Sacramento in 1996. On February 21, 1997, the Bank purchased nine branches from Wells Fargo Bank, N.A. The acquired branches are located in Crescent City, Weed, Mt. Shasta, Susanville, Covelo, Middletown, Patterson, Gustine and Chowchilla. This acquisition expanded the Bank's market area from the Sacramento Valley and intermountain areas to include parts of the northern coastal region and the northern San Joaquin Valley. In November 1998 the Bank converted its Bakersfield and Sacramento loan production offices to full service branches. On February 10, 1999, the Bank opened a video-banking supermarket branch in Chico.

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

         The Bank's operating policy since its inception has emphasized retail banking. Most of the Bank's customers are retail customers and small to medium-sized businesses. The business of the Bank emphasizes serving the needs of local businesses, farmers and ranchers, retired individuals and wage earners. The majority of the Bank's loans are direct loans made to individuals and businesses in the area. At December 31, 1998, the total of the Bank's consumer installment loans outstanding was $72,512,000 (13.6%), the total of commercial loans outstanding was $211,773,000 (39.8%), and the total of real estate loans including construction loans of $37,076,000 was $248,148,000 (46.6%). The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment, inventory, accounts receivable and notes receivable secured by property as collateral for loans.

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

         The Bank offers 24-hour ATMs at all branch locations. The ATMs are linked to several national and regional networks such as CIRRUS and STAR. In addition, banking by telephone on a 24-hour toll-free number is available to all customers. This service allows a customer to obtain account balances and most recent transactions, transfer moneys between accounts, make loan payments, and obtain interest rate information.

         In February 1998, the Bank became the first bank in the Northern Sacramento Valley to offer banking services on the Internet. This banking service provides customers one more tool for anywhere, anytime access to their accounts.

Other  activities.

         In addition to the banking services referred to above, pursuant to California law, TCB Real Estate Corporation, a wholly-owned subsidiary of the Bank, was engaged in limited real estate investments until December 1998. At that time, TCB Real Estate Corporation divested its remaining real estate investments. Such investments consisted of holding certain real property for the purpose of development or as income earning assets. The amount of the Bank's assets committed to such investment did not exceed the total of the Bank's capital and surplus. In 1996 the FDIC directed the Bank to divest the properties held by TCB Real Estate Corporation and to terminate its operations. The Bank and the FDIC agreed to a plan that called for the divestiture by June 30, 1999.

         The Bank may in the future engage in other businesses either directly or indirectly through subsidiaries acquired or formed by the Bank subject to regulatory constraints. See "Regulation and Supervision."

Employees.

         At December 31, 1998, the Company and the Bank employed 451 persons, including four executive officers. Full time equivalent employees were 370. No employees of the Company or the Bank are presently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are excellent.

Competition.

         The banking business in California generally, and in the Bank's primary service area specifically, is highly competitive with respect to both loans and deposits. It is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. Among the advantages such major banks have over the Bank are their ability to finance wide ranging advertising campaigns and to allocate their investment assets to regions of high yield and demand. By virtue of their greater total capitalization such institutions have substantially higher lending limits than does the Bank.

         In addition to competing with savings institutions, commercial banks compete with other financial markets for funds. Yields on corporate and government debt securities and other commercial paper may be higher than on deposits, and therefor affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for available funds with money market instruments and mutual funds. During past periods of high interest rates, money market funds have provided substantial competition to banks for deposits and they may continue to do so in the future. In today's high growth stock market environment mutual funds have become a major source of competition for savings dollars.

         As a consequence of the extensive regulation of commercial banking activities in the United States, the business of the Company and its subsidiary are particularly susceptible to being affected by enactment of federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions.

         The Bank relies substantially on local promotional activity, personal contacts by its officers, directors, employees and shareholders, extended hours, personalized service and its reputation in the communities it services to compete effectively.

Regulation and Supervision.

         As a registered bank holding company under the Bank Holding Company Act of 1956 (the "BHC Act"), the Company is subject to the regulation and supervision of the Board of Governors of the Federal Reserve System ("FRB"). The BHC Act requires the Company to file reports with the FRB and provide additional information requested by the FRB. The Company must receive the approval of the FRB before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5 percent of the voting shares of such bank.

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

         The Company is prohibited from engaging in, or acquiring direct or indirect control of any company engaged in non-banking activities, unless the FRB by order or regulation has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

         Federal Reserve Regulation "Y" (12 C.F.R. Part 225) sets forth those activities which are regarded as closely related to banking or managing or controlling banks and, thus, are permissible activities that may be engaged in by bank holding companies subject to approval in certain cases by the FRB.
Litigation has challenged the validity of certain activities authorized by the FRB for bank holding companies, and the FRB has various regulations and applications in this regard still under consideration.

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

         The  FRB  has  adopted   guidelines   utilizing  a  risk-based  capital
structure.  These  guidelines  apply on a  consolidated  basis  to bank  holding companies with consolidated assets of $150 million or more. For bank holding companies with less than $150 million in consolidated assets, the guidelines apply on a bank-only basis unless the holding company is engaged in non-bank activity involving significant leverage or has a significant amount of outstanding debt that is held by the general public. The Company currently has consolidated assets of more than $150 million; accordingly, the risk-based capital guidelines apply to the Company on a consolidated basis.

         Qualifying capital is divided into two tiers. Tier 1 capital consists generally of common stockholder's equity, qualifying noncumulative perpetual preferred stock, qualifying cumulative perpetual preferred stock (up to 25 percent of total Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. Tier 2 capital consists of, among other things, allowance for loan and lease losses up to 1.25 percent of weighted risk assets, perpetual preferred stock, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, subordinated debt and intermediate-term preferred stock. Tier 2 capital qualifies as part of total capital up to a maximum of 100 percent of Tier 1 capital. Amounts in excess of these limits may be issued but are not included in the calculation of risk-based capital ratios. As of December 31, 1998, the Company must have a minimum ratio of qualifying total capital to weighted risk assets of 8 percent, of which at least 4 percent must be in the form of Tier 1 capital.

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

Insurance of Deposits.

         The Bank's deposit accounts are insured up to a maximum of $100,000 per depositor by the FDIC. The FDIC issues regulations and generally supervises the operations of its insured banks. This supervision and regulation is intended primarily for the protection of depositors, not shareholders.

         As of December 31, 1998, the deposit insurance premium rate was $0.0122 per $100.00 in deposits. In November 1990, federal legislation was passed which removed the cap on the amount of deposit insurance premiums that can be charged by the FDIC. Under this legislation, the FDIC is able to increase deposit insurance premiums as it sees fit. This could result in a significant increase in the cost of doing business for the Bank in the future. The FDIC now has authority to adjust deposit insurance premiums paid by insured banks every six months.

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

         Federal banking law requires the federal banking regulators to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. In response to this requirement, the FDIC adopted final rules based upon the five capital tiers defined by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA); well capitalized, adequately capitalized, under capitalized, significantly under capitalized and critically under capitalized. For example, the FDIC's rules provide that an institution is "well-capitalized" if its total risk-based capital ratio is 10 percent or greater; its Tier 1 risk-based capital ratio is 6 percent or greater; its leverage ratio is 5 percent or greater; and the institution is not subject to a capital directive or an enforceable written agreement or order. A bank is "adequately capitalized" if its total risk-based capital ratio is 8 percent or greater; its Tier 1 risk-based capital ratio is 4 percent or greater; and its leverage ratio is 4 percent or greater (3 percent or greater for certain of the highest-rated institutions). An institution is "significantly undercapitalized" if its risk-based capital ratio is less than 6 percent; its Tier 1 risk-based capital ratio is less than 3 percent; or its tangible equity (Tier 1 capital) to total assets is equal to or less than 2 percent. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it engages in unsafe or unsound banking practices.

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

         In  the  event  an   institution   is   deemed   to  be   significantly
undercapitalized, it may be required to: sell stock; merge or be acquired; restrict transactions with affiliates; restrict interest rates paid on deposits; divest a subsidiary; or dismiss specified directors or officers. If the institution is a bank holding company, it may be prohibited from making any capital distributions without prior approval of the FRB and may be required to divest a subsidiary. A critically undercapitalized institution is generally prohibited from making payments on subordinated debt and may not, without the approval of the FDIC, enter into a material transaction other than in the ordinary course of business; engage in any covered transaction; or pay excessive compensation or bonuses. Critically undercapitalized institutions are subject to appointment of a receiver or conservator.

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

Governmental Monetary Policies and Economic Conditions.

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

General.

         The Company conducts all of its business operations within a single geographic area and within a single industry segment.

2.  PROPERTIES

         As the Company has not yet acquired any  properties  independent of the
Bank,  its  only  subsidiary,   the  properties  of  the  Bank  and  the  Bank's
subsidiaries comprise all of the properties of the Company.

Bank Properties

         The Bank owns and leases properties which house administrative and data processing functions and 33 banking offices. Major owned and leased facilities are listed below.

Park Plaza Branch                              Pillsbury Branch
780 Mangrove Avenue                            2171 Pillsbury Road
Chico, CA 95926                                Chico, CA 95926
10,000 square feet                             5,705 square feet
Leased - term expires 2010                     Owned

Purchasing and Printing Department             Hilltop Branch
2560-C Dominic Drive                           1250 Hilltop Drive
Chico, CA 95928                                Redding, CA 96049
8,400 square feet                              6,252 square feet
Leased - term expires 1999                     Owned

Burney Branch                                  Cottonwood Branch
37093 Main Street                              3349 Main Street
Burney, CA 96013                               Cottonwood, CA 96022
3,500 square feet                              4,900 square feet
Owned                                          Owned

Willows Branch                                 Fall River Mills Branch
210 North Tehama Street                        43308 Highway 299 East
Willows, CA 95988                              Fall River Mills, CA 96028
4,800 square feet                              2,200 square feet
Owned                                          Owned

Orland Branch                                  Durham Branch
100 E. Walker Street                           9411 Midway
Orland, CA 95963                               Durham, CA 95938
3,000 square feet                              2,150 square feet
Owned                                          Owned

Palo Cedro Branch                              Yuba City Branch
9125 Deschutes Road                            1441 Colusa Avenue
Palo Cedro, CA  96073                          Yuba City, CA  9599
3,400 square feet                              6,900 square feet
Owned                                          Owned

Chowchilla Branch                              Covelo Branch
305 Trinity Street                             76405 Covelo Road
Chowchilla, CA 93610                           Covelo, CA 95428
6,000 square feet                              3,000 square feet
Leased - term expires 2009                     Leased - month to month

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

Susanville Branch                              Weed Branch
1605 Main Street                               303 Main Street
Susanville, CA 96130                           Weed, CA 96094
7,200 square feet                              6,200 square feet
Leased - term expires 2002                     Owned

TriCo Offices1                                 Yreka Branch
15 Independence Circle                         165 South Broadway
Chico, CA  95973                               Yreka, CA  96097
7,000 square feet                              6,000 square feet
Leased - term expires 2011                     Owned

Redding Branch2                                Data Processing Center
1810 Market Street                             1103 Fortress
Redding, CA  96001                             Chico, CA  95926
14,000 square feet                             13,600 square feet
Owned                                          Leased - term expires 2011

Bakersfield Branch                             Sacramento Branch
5201 California Ave., Suite 102                1760 Challenge Way, Suite 100
Bakersfield, CA  93309                         Sacramento, CA  95815
3,200 square feet                              3,005 square feet
Leased - term expires 2000                     Leased - term expires 2000

Headquarters Building                          Redding Downtown Branch
63 Constitution Drive                          1845 California Street
Chico, CA 95973                                Redding, CA 96001
30,000 square feet                             3,265 square feet
Owned                                          Owned

1This leased building was vacated in 1998 and is being subleased.
2This building was vacated in 1997 and is available for lease.


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


                                     Prices of the             Approximate
                                   Company's Common              Trading
                                         Stock                   Volume
Quarter Ended:1,2              High              Low           (in shares)

March 31, 1997                $ 18.00           $ 14.17          485,400
June 30, 1997                   19.17             14.76          517,300
September 30, 1997              19.50             16.17          335,800
December 31, 1997               22.67             17.09          338,900
March 31, 1998                  22.67             20.00          293,600
June 30, 1998                   22.58             18.33          398,300
September 30, 1998              19.83             15.33          394,600
December 31, 1998               18.50             14.08          330,800


1Quarterly trading activity has been compiled from NASDAQ trading reports. 2Stock prices and trading volumes adjusted to reflect 3-for-2 stock split effected October 30, 1998.

Holders
     As of December 31, 1998, there were approximately 1,889 holders of record of the Company's Common Stock.

Dividends
     The Company has paid quarterly dividends since March 1990. The Company paid quarterly dividends of $0.16 per share in the fourth quarter of 1998 and $0.11 per share in each of the previous seven quarters. The holders of Common Stock of the Company are entitled to receive cash dividends when and as declared by the Board of Directors, out of funds legally available therefor, subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution.
     The Company, as sole shareholder of the Bank, is entitled to receive dividends when and as declared by the Bank's Board of Directors, out of funds legally available therefore, subject to the powers of the FDIC and the restrictions set forth in the California Financial Code (the "Financial Code"). The Financial Code provides that a bank may not make any distributions in excess of the lessor of: (i) the bank's retained earnings, or (ii) the bank's net income for the last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank may, with the prior approval of the California Superintendent of Banks (the "Superintendent"), make a distribution to its shareholders of up to the greater of (A) the bank's retained earnings, (B) the bank's net income for its last fiscal year, or (C) the bank's net income for its current fiscal year. If the Superintendent determines that the shareholders' equity of a bank is inadequate or that a distribution by the bank to its shareholders would be unsafe or unsound, the Superintendent may order a bank to refrain from making a proposed distribution. The FDIC may also order a bank to refrain from making a proposed distribution when, in its opinion, the payment of such would be an unsafe or unsound practice. The Bank paid dividends totaling $3,650,000 to the Company in 1998. As of December 31, 1998 and subject to the limitations and restrictions under applicable law, the Bank had funds available for dividends in the amount of $11,023,000.
     The Federal Reserve Act limits the loans and advances that the Bank may make to its affiliates. For purposes of such Act, the Company is an affiliate of the Bank. The Bank may not make any loans, extensions of credit or advances to the Company if the aggregate amount of such loans, extensions of credit, advances and any repurchase agreements and investments exceeds 10% of the capital stock and surplus of the Bank. Any such permitted loan or advance by the Bank must be secured by collateral of a type and value set forth in the Federal Reserve Act.



6.  FIVE YEAR SELECTED FINANCIAL DATA
     (in thousands, except share data)

                                                1998             1997              1996             1995            1994
Statement of Operations Data:1
Interest income                              $65,138          $59,877           $49,148          $46,011         $43,240
Interest expense                              25,296           23,935            19,179           17,988          15,680

Net interest income                           39,842           35,942            29,969           28,023          27,560
Provision for loan losses                      4,200            3,000               777              335             316

Net interest income after
  provision for loan losses                   35,642           32,942            29,192           27,688          27,244
Noninterest income                            12,869            9,566             6,636            5,933           5,025
Noninterest expense                           34,692           32,932            23,485           21,661          22,058

Income before income taxes                    13,819            9,576            12,343           11,960          10,211
Provision for income taxes                     5,049            3,707             5,037            4,915           4,350

Net income                                    $8,770           $5,869            $7,306           $7,045          $5,861

Share Data:2
Diluted earnings per share                     $1.21            $0.81            $ 1.04            $0.97           $0.78
Cash dividend paid per share                    0.49             0.43              0.39             0.25            0.21
Common shareholders' equity
  at year end                                  10.22             9.31              8.73             7.95            6.73

Balance Sheet Data at year end4:
Total loans, gross                          $532,433         $448,967          $439,218         $318,766        $307,103
Total assets                                 904,599          826,165           694,859          603,554         593,834
Total deposits                               769,173          724,094           595,621          516,193         491,172
Total shareholders' equity                    72,029           65,124            60,777           53,213          48,231

Selected Financial Ratios:
Return on average assets                      1.03%  0.75           % 1.18            % 1.22           % .99           %
Return on average common
  shareholders' equity                        12.80%             9.34 %           13.03 %          13.95 %         12.42 %

Total risk-based capital ratio                11.83%            11.90 %           13.58 %          15.17 %         14.65 %
Net interest margin3                           5.28%             5.16 %            5.37 %           5.36 %          5.18 %
Allowance for loan losses to total
  loans outstanding at end of year             1.54%             1.44 %            1.39 %           1.75 %          1.83 %

1  Tax-exempt securities are presented on an actual yield basis.
2  Retroactively adjusted to reflect 5-for-4 stock split effected in 1995, and 3-for-2 stock split effected in 1998.
3  Calculated on a tax equivalent basis.
4  The 1996 data reflects changes due to the purchase of Sutter Buttes Savings Bank.  See Note S of Registrant's
   1998 Annual Report to Shareholders.



7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Registrant's 1998 Annual Report to Shareholders, (pages 24 through 37 of Exhibit 13.1 as electronically filed) is incorporated herein by reference.

7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Discussion is included Management's Discussion and Analysis (pages 24 through 37 of Exhibit 13.1 as electronically filed) and is incorporated herein by reference.

8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements and independent auditor's report, included in Registrant's 1998 Annual Report to Shareholders, are incorporated herein by reference:


                                                         Pages of Exhibit 13.1
                                                        as Electronically Filed

Report of Independent Public Accountants                           23

Consolidated Balance Sheets as of
December 31, 1998 and 1997                                          1

Consolidated Statements of Income
for the three years ended December 31,
1998, 1997 and 1996                                                 2

Consolidated Statements of Changes in
Shareholders' Equity for the three
years ended December 31, 1998,
1997 and 1996                                                       3

Consolidated Statements of Cash Flows
for the three years ended December 31,
1998, 1997 and 1996                                                 4

Notes to Consolidated Financial
Statements                                                          5


9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding Registrant's directors and executive officers will be set forth under the caption, "Proposal No. 1 - Election of Directors of the Company" in Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about May 11, 1999. Said information is incorporated herein by reference.

11.  EXECUTIVE COMPENSATION

         Information regarding compensation of Registrant's directors and executive officers will be set forth under the caption, "Proposal No. 1 - Election of Directors of the Company" in Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about May 11, 1999. Said information is incorporated herein by reference.

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners, directors and executive officers of Registrant will be set forth under the
caption,   "Information  Concerning  the  Solicitation"  in  Registrant's  Proxy
Statement for use in connection with the Annual Meeting of Shareholders to be held on or about May 11, 1999. Said information is incorporated herein by reference.

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is set forth under the caption, "Proposal No. 1 - Election of Directors of the Company" in Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about May 11, 1999. Said information is incorporated herein by reference.

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

         11.1        Computation of earnings per share.

         13.1        TriCo Bancshares 1998 Annual Report to Shareholders.*

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

Date:  March 9, 1999                                 TRICO BANCSHARES


                                            By:/s/ Robert H. Steveson
                                            Robert H. Steveson, President
                                            and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: March  9, 1999        /s/ Robert H. Steveson
                            Robert H. Steveson, President, Chief Executive
                            Officer and Director (Principal Executive Officer)


Date: March  9, 1999        /s/ Thomas J. Reddish
                            Thomas J. Reddish, Vice President and Controller
                            (Principal Financial and Accounting Officer)


Date: March  9, 1999        /s/ Everett B. Beich
                            Everett B. Beich, Director


Date: March  9, 1999        /s/ William J. Casey
                            William J. Casey, Director and Vice Chairman
                            of the Board


Date: March  9, 1999        /s/ Craig S. Compton
                            Craig S. Compton, Director


Date: March  9, 1999        /s/ Douglas F. Hignell
                            Douglas F. Hignell, Secretary and Director


Date: March  9, 1999        /s/ Brian D. Leidig
                            Brian D. Leidig, Director


Date: March 9 1999          /s/ Wendell J. Lundberg
                            Wendell J. Lundberg, Director


Date: March  9, 1999        /s/ Donald E. Murphy
                            Donald E. Murphy, Director


Date: March  9, 1999        /s/ Rodney W. Peterson
                            Rodney W. Peterson, Director


Date: March  9, 1999        /s/ Carroll R. Taresh
                            Carroll R. Taresh, Director


Date: March  9, 1999        /s/ Alex A. Vereschagin
                            Alex A. Vereschagin, Jr., Director and
                            Chairman of the Board



                                  EXHIBIT 11.1
                       COMPUTATIONS OF EARNINGS PER SHARE

                                                             Years ended December 31

                                                      1998         1997         1996         1995         1994
                                                      ----         ----         ----         ----         ----
Shares used in the computation
  of earnings per share1
     Weighted daily average
     of shares outstanding                       7,017,306    6,978,089    6,769,735    6,645,138    6,584,703

     Shares used in the computation
     of diluted earnings per share               7,267,602    7,246,011    7,034,627    6,985,339    6,962,075
                                                 =========    =========    =========    =========    =========

Net income used in the computation of earnings per common stock:
     Income before adjustment
     for interest expense on
     convertible capital notes                      $8,770       $5,869       $7,306       $7,045       $5,861
Adjustment for preferred
   Stock dividend                                       --           --           --         (245)        (420)

Net income, as adjusted                             $8,770       $5,869       $7,306       $6,800       $5,441
                                                    ======       ======       ======       ======       ======

Basic earnings per share                           $  1.25      $  0.84      $  1.08      $  1.02      $  0.83
                                                   =======      =======      =======      =======      =======

Diluted earnings per share                         $  1.21      $  0.81      $  1.04      $  0.97      $  0.78
                                                   =======      =======      =======      =======      =======


        1Retroactively adjusted for stock dividends and stock splits.


                                                                  EXHIBIT 13.1

TRICO BANCSHARES CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
                                                                                                        December 31,
Assets                                                                                           1998                 1997
Cash and due from banks                                                                      $ 50,483             $ 48,476
Repurchase agreements                                                                              --               15,000
                                                                                             -----------------------------
    Cash and cash equivalents                                                                  50,483               63,476

Securities held-to-maturity (approximate fair value $0 and $88,950), respectively                  --               90,764
Securities available-for-sale                                                                 279,676              175,753

Loans:
  Commercial                                                                                  211,773              165,813
  Consumer                                                                                     72,512               87,950
  Real estate mortgages                                                                       211,072              160,954
  Real estate construction                                                                     37,076               34,250
                                                                                             -----------------------------
                                                                                              532,433              448,967
    Less:  Allowance for loan losses                                                            8,206                6,459
                                                                                             -----------------------------
    Net loans                                                                                 524,227              442,508
Premises and equipment, net                                                                    16,088               18,901
Investment in real estate properties                                                               --                  856
Other real estate owned                                                                         1,412                2,230
Accrued interest receivable                                                                     5,821                5,701
Deferred income taxes                                                                           5,783                4,132
Intangible assets                                                                               7,564                8,902
Other assets                                                                                   13,545               12,942
                                                                                             -----------------------------
    Total assets                                                                             $904,599             $826,165
                                                                                             =============================
Liabilities and Shareholders' Equity

Deposits:
  Noninterest-bearing demand                                                                 $148,840             $122,069
  Interest-bearing demand                                                                     149,698              130,958
  Savings                                                                                     220,810              216,402
  Time certificates, $100,000 and over                                                         64,857               48,907
  Other time certificates                                                                     184,968              205,758
                                                                                             -----------------------------
    Total deposits                                                                            769,173              724,094
Federal funds purchased                                                                        14,000               15,300
Accrued interest payable                                                                        3,863                4,039
Other liabilities                                                                               7,610                6,168
Long-term debt and other borrowings                                                            37,924               11,440
                                                                                             -----------------------------
    Total liabilities                                                                         832,570              761,041
Commitments and contingencies (Note H)

Shareholders' equity:
Common stock, no par value:  Authorized 20,000,000 shares;
    issued and outstanding  7,050,990 and 6,993,974 shares, respectively                       48,838               48,161
Retained earnings                                                                              22,257               16,956
Accumulated other comprehensive income                                                            934                    7
                                                                                             -----------------------------
    Total shareholders' equity                                                                 72,029               65,124
                                                                                             -----------------------------
    Total liabilities and shareholders' equity                                               $904,599             $826,165
                                                                                             =============================
See Notes to Consolidated Financial Statements


                                  Exhibit 13.1

TRICO BANCSHARES CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share)

                                                                                         Years Ended December 31,
                                                                             1998                  1997               1996
Interest income:
  Interest and fees on loans                                              $ 48,506              $ 44,903           $ 38,227
  Interest on investment securities--taxable                                14,622                13,791             10,409
  Interest on investment securities--tax exempt                              1,860                   630                120
  Interest on federal funds sold                                               150                   553                392
                                                                          -------------------------------------------------
    Total interest income                                                   65,138                59,877             49,148

Interest expense:
  Interest on interest-bearing demand deposits                               2,932                 2,781              2,226
  Interest on savings                                                        6,473                 6,400              5,032
  Interest on time certificates of deposit                                  11,685                11,481              8,820
  Interest on time certificates of deposit, $100,000 and over                1,775                 2,020              1,123
  Interest on short-term borrowing                                             816                   537                359
  Interest on long-term debt                                                 1,615                   716              1,619
                                                                          -------------------------------------------------
    Total interest expense                                                  25,296                23,935             19,179
                                                                          -------------------------------------------------
    Net interest income                                                     39,842                35,942             29,969

Provision for loan losses                                                    4,200                 3,000                777
                                                                          -------------------------------------------------
    Net interest income after provision for loan losses                     35,642                32,942             29,192

Noninterest income:
  Service charges and fees                                                   7,387                 6,745              4,924
  Other income                                                               5,482                 2,821              1,712
                                                                          -------------------------------------------------
    Total noninterest income                                                12,869                 9,566              6,636

Noninterest expenses:
  Salaries and related expenses                                             16,803                15,671             11,989
  Other, net                                                                17,889                17,261             11,496
                                                                          -------------------------------------------------
    Total noninterest expenses                                              34,692                32,932             23,485
                                                                          -------------------------------------------------
    Net income before income taxes                                          13,819                 9,576             12,343

Income taxes                                                                 5,049                 3,707              5,037
                                                                          -------------------------------------------------
Net income                                                                $  8,770              $  5,869           $  7,306
                                                                          =================================================

Basic earnings per common share                                           $   1.25              $   0.84           $   1.08

Diluted earnings per common share                                         $   1.21              $   0.81           $   1.04


See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 1998, 1997 and 1996 (in thousands, except share amounts)



                                                              Common Stock               Accumulated
                                                             Number                          Other
                                                               of               Retained Comprehensive          Comprehensive
                                                             Shares    Amount   Earnings    Income      Total      Income
                                                            ------------------------------------------------------------------
Balance, December 31, 1995                                  4,464,828  $44,315    $9,548     ($650)    $53,213
Issuance of Common Stock                                      102,868    2,134                           2,134
Exercise of Common Stock options                               89,950    1,157                           1,157
Repurchase of Common Stock                                    (16,423)    (163)     (132)                 (295)
Common  Stock  cash dividends                                                     (2,646)               (2,646)
Stock option amortization                                                  209                             209

Comprehensive income:
   Net income                                                                      7,306                 7,306      $7,306
   Other comprehensive income, net of tax:
     Change in unrealized loss on securities, net of tax of
     $208, net of reclassification adjustment (Note A):                                                               (301)
                                                                                                                    ----------
   Other comprehensive income:                                                                (301)       (301)       (301)
                                                                                                                    ----------
Comprehensive income                                                                                                $7,005
                                                            ---------------------------------------------------===============
Balance, December 31, 1996                                  4,641,223   47,652    14,076      (951)     60,777
Exercise of Common Stock options                               22,526      332                             332
Repurchase of Common Stock                                     (1,100)     (11)      (19)                  (30)
Common  Stock  cash dividends                                                     (2,970)               (2,970)
Stock option amortization                                                  188                             188

Comprehensive income:
   Net income                                                                      5,869                 5,869      $5,869
   Other comprehensive income, net of tax:
     Change in unrealized loss on securities, net of tax of
     $(665), net of reclassification adjustment (Note A):                                                              958
                                                                                                                    ----------
  Other comprehensive income:                                                                  958         958         958
                                                                                                                    ----------
Comprehensive income                                                                                                $6,827
                                                            ---------------------------------------------------===============
Balance, December 31, 1997                                  4,662,649   48,161    16,956         7      65,124
Exercise of Common Stock options                               60,125      532                             532
3-for-2 Common Stock split                                  2,330,371
Repurchase of Common Stock                                     (2,055)     (21)      (39)                  (60)
Common  Stock  cash dividends                                                     (3,430)               (3,430)
Stock option amortization                                                  166                             166

Comprehensive income:
   Net income                                                                      8,770                 8,770      $8,770
   Other comprehensive income, net of tax:
     Cumulative effect of change in accounting principle                                                               337
     Change in unrealized loss on securities, net of tax of
     $(539), net of reclassification adjustment (Note A):                                                              590
                                                                                                                    ----------
   Other comprehensive income:                                                                 927         927         927
                                                                                                                    ----------
Comprehensive income                                                                                                $9,697
                                                            ---------------------------------------------------===============
Balance, December 31, 1998                                  7,050,990  $48,838   $22,257      $934     $72,029
                                                            ===================================================




See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                                                              Years ended December 31,
                                                                                      1998            1997            1996
Operating activities:
  Net income                                                                     $  8,770         $  5,869         $ 7,306
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses                                                     4,200            3,000             777
      Provision for losses on other real estate owned                                 377              169             202
      Provision for premises impairment and lease loss                                175              300              --
      Depreciation and amortization                                                 2,611            2,438           1,809
     Amortization of intangible assets                                              1,338            1,342              34
      (Accretion) amortization of investment
        security (discounts) premiums, net                                            128             (273)             28
      Deferred income taxes                                                        (2,084)            (601)           (930)
      Investment security gains, net                                                 (316)             (18)            --
      (Gain) loss on sale of loans                                                   (497)            (260)              3
      (Gain) loss on sale of other real estate owned, net                              96               11              (5)
      Amortization of stock options                                                   166              188             209
      Change in assets and  liabilities,  net of effects from purchase of Sutter
         Buttes (1996 only):
          (Increase) decrease in interest receivable                                 (120)          (1,129)            344
           Increase (decrease) in interest payable                                   (176)             992            (495)
         (Increase) decrease in other assets and liabilities                          678          (10,078)         (6,273)
                                                                                 ------------------------------------------
        Net cash provided by operating activities                                  15,346            1,950           3,009

Investing activities :
  Proceeds from maturities of securities held-to-maturity                          18,523           14,116          19,179
  Purchases of securities held-to-maturity                                             --               --          (5,516)
  Proceeds from maturities of securities available-for-sale                        82,214           35,604          24,353
  Proceeds from sales of securities available-for-sale                             87,094           29,033             --
  Purchases of securities available-for-sale                                     (199,335)        (173,327)        (13,704)
  Net increase in loans                                                           (86,066)         (13,915)        (62,104)
  Purchases of premises and equipment                                              (1,225)          (5,968)         (2,526)
  Proceeds from sale of other real estate owned                                     1,711              838             673
  Proceeds from sale of premises and equipment                                      1,110               --              --
  Proceeds from sale of real estate properties                                        554               --              --
  Purchases and additions to real estate properties                                    --             (288)             --
  Purchase of Sutter Buttes, net of cash acquired                                      --               --            (997)
                                                                                 ------------------------------------------
        Net cash used by investing activities                                     (95,420)        (113,907)        (40,642)

Financing activities:
  Net increase in deposits                                                         45,079          128,473          23,486
  Net increase (decrease) in federal funds borrowed                                (1,300)          10,400           4,900
  Borrowings under long-term debt agreements                                       31,500               --              --
  Payments of principal on long-term debt agreements                               (5,016)         (12,841)         (2,011)
  Repurchase of Common Stock                                                          (60)             (30)           (295)
  Cash dividends-- Common                                                          (3,430)          (2,970)         (2,646)
  Issuance of Common Stock                                                            308              170           1,157
                                                                                 ------------------------------------------
        Net cash provided by financing activities                                  67,081          123,202          24,591
                                                                                 ------------------------------------------
        Increase (decrease) in cash and cash equivalents                          (12,993)          11,245         (13,042)

Cash and cash equivalents at beginning of year                                     63,476           52,231          65,273
                                                                                 ------------------------------------------
Cash and cash equivalents at end of year                                         $ 50,483         $ 63,476        $ 52,231
                                                                                 ==========================================

Supplemental information:
  Cash paid for taxes                                                            $  6,965        $   3,907        $  5,727
  Cash paid for interest expense                                                 $ 25,472        $  22,943        $ 19,908
  Non-cash assets acquired through foreclosure                                   $    644        $   1,859        $  1,628

Supplemental schedule of non-cash investing and financing activities:

On October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 133 (see Note A) and in connection with the adoption, elected to transfer investment securities carried at $78,901,000 from the held-to-maturity classification to the available-for-sale classification. On October 16, 1996, the Company purchased all of the capital stock of Sutter Buttes Savings Bank in exchange for cash of approximately $2,036,000 and approximately 102,900 shares of the Company's stock. Based on the average value of the Company's stock for the ten days preceding the transaction, the total purchase price was approximately $4,171,000. In conjunction with the acquisition, liabilities were assumed as follows:

         (in thousands)
         Fair value of assets acquired                 $64,931
         Cash and stock paid for capital stock          (4,171)
                                                       --------
         Liabilities assumed                           $60,760
                                                       ========

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years ended December 31, 1998, 1997 and 1996

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

Nature of Operations
     The Company operates twenty-six branch offices and seven in-store branch offices in the California counties of Butte, Del Norte, Glenn, Kern, Lake, Lassen, Madera, Mendocino, Merced, Nevada, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama and Yuba. The Company's operating policy since its inception has emphasized retail banking. Most of the Company's customers are retail customers and small to medium sized businesses.

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

Securities
     The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. In 1998 and 1997, the Company did not have any securities classified as trading.
     Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as other comprehensive income until realized.
     Premiums  and  discounts  are  amortized  or accreted  over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.
Realized gains and losses for securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold.
     Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.
     The adoption of SFAS 133 did not materially impact the financial position or results of operations of the Company as the Company does not utilize derivative instruments in its operations. As allowed by the Statement, in connection with the adoption of SFAS 133, the Bank reclassified investment securities carried at $78,901,000 from the held-to-maturity classification to the available-for-sale classification. As a result of this transfer, an unrealized gain of $337,000, net of tax, was recognized in other comprehensive income as a cumulative effect of change in accounting principle.

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

Mortgage Operations
     The Company sold substantially all of its conforming long term residential mortgage loans originated during 1998, 1997 and 1996 for cash proceeds equal to the fair value of the loans. The Company records originated mortgage servicing rights as assets by allocating the total costs incurred between the loan and the servicing right based on their relative fair values.
     The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. The Company assesses capitalized mortgage servicing rights for impairment based upon the fair value of those rights at each reporting date. For purposes of measuring impairment, the rights are stratified based upon the product type, term and interest rates. Fair value is determined by discounting estimated net future cash flows from mortgage servicing activities using discount rates that approximate current market rates and estimated prepayment rates, among other assumptions. The amount of impairment recognized, if any, is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value. Impairment, if any, is recognized through a valuation allowance for each individual stratum.
     At December 31, 1998, the Company had no mortgage loans held for sale. At December 31, 1998 and 1997, the Company serviced real estate mortgage loans for others of $124 million and $147 million, respectively.

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

Comprehensive Income
     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the Company, comprehensive income includes net income reported on the statement of income and changes in the fair value of its available-for-sale investments reported as other comprehensive income.

     The changes in the components of other comprehensive income for the years ended December 31, 1998, 1997 and 1996 are reported as follows:

                                                                                     1998             1997            1996
                                                                                                (in thousands)

     Holding gain arising during the period, net of tax                            $1,128            $ 969           $(301)
     Reclassification adjustment for net realized gains
       on securities available for sale included in net
       income during the year, net of tax of $115, $7 and
        $0, respectively                                                             (201)             (11)              0
                                                                                   ----------------------------------------
                                                                                    $ 927            $ 958           $(301)
                                                                                   ========================================

Reclassifications
     Certain amounts previously reported in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation. These reclassifications did not effect previously reported net income or total shareholder's equity.

Note B - Restricted Cash Balances

Reserves (in the form of deposits with the Federal Reserve Bank) of $500,000 were maintained to satisfy Federal regulatory requirements at December 31, 1998 and December 31, 1997. These reserves are included in cash and due from banks in the accompanying balance sheet.

Note C - Investment Securities

The amortized cost and estimated fair values of investments in debt securities are summarized in the following tables:

                                                                                     December 31, 1998
                                                                                  Gross            Gross         Estimated
                                                              Amortized        Unrealized       Unrealized         Fair
                                                                Cost              Gains           Losses           Value
                                                             --------------------------------------------------------------
                                                                                      (in thousands)
Securities Available-for-Sale
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies                  $  39,523            $  260          $    --         $ 39,783
Obligations of states and political subdivisions                50,525             1,545              (44)          52,026
Mortgage-backed securities                                     166,557               415             (326)         166,646
Other securities                                                21,595                --             (374)          21,221
                                                             --------------------------------------------------------------
    Totals                                                    $278,200            $2,220          $  (744)        $279,676
                                                             ==============================================================


                                                                                     December 31, 1997
                                                                                  Gross            Gross         Estimated
                                                              Amortized        Unrealized       Unrealized         Fair
                                                                Cost              Gains           Losses           Value
                                                             --------------------------------------------------------------
                                                                                      (in thousands)
Securities Held-to-Maturity
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies                  $  21,805           $   179         $    (16)       $  21,968
Obligations of states and political subdivisions                   530                 1               --              531
Mortgage-backed securities                                      68,429               281           (2,259)          66,451
                                                             --------------------------------------------------------------
    Totals                                                   $  90,764           $   461          $(2,275)       $  88,950
                                                             ==============================================================
Securities Available-for-Sale
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies                   $100,886           $   263          $    --         $101,149
Obligations of states and political subdivisions                13,218               582               (1)          13,799
Mortgage-backed securities                                      36,557                56             (429)          36,184
Short-term corporate obligations                                19,960                --               --           19,960
Other securities                                                 4,661                --               --            4,661
                                                             --------------------------------------------------------------
    Totals                                                    $175,282           $   901          $  (430)        $175,753
                                                             ==============================================================


     The amortized cost and estimated fair value of debt securities at December 31, 1998 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                                 Estimated
                                                  Amortized         Fair
                                                    Cost           Value
                                                       (in thousands)
Securities Available-for-Sale
Due in one year                                   $ 21,555       $ 21,609
Due after one year through five years                7,612          7,714
Due after five years through ten years              52,368         52,454
Due after ten years                                191,725        192,959
                                                  -----------------------
                                                   273,260        274,736
Other Securities                                     4,940          4,940
                                                  -----------------------
Totals                                            $278,200       $279,676
                                                  =======================

     Proceeds from sales of securities available-for-sale were as follows:

                        Gross             Gross             Gross
For the Year          Proceeds            Gains            Losses
                                     (in thousands)

     1998              $87,094              $331            $  15
     1997              $29,033              $ 19            $   1
     1996              $    --              $ --            $  --

     Investment securities with an aggregate carrying value of $118,962,000 and $109,967,000 at December 31, 1998 and 1997, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

Note D - Allowance for Loan Losses

     Activity in the allowance for loan losses was as follows:

                                                 Years Ended December 31,
                                              1998         1997         1996
                                                      (in thousands)

Balance, beginning of year                   $6,459       $6,097       $5,580
Balance acquired from Sutter Buttes              --           --          623
Provision for loan losses                     4,200        3,000          777
Loans charged off                            (2,755)      (2,840)      (1,192)
Recoveries of loans previously charged off      302          202          309
                                             ---------------------------------
Balance, end of year                         $8,206       $6,459       $6,097

     Loans classified as nonaccrual amounted to approximately $1,045,000, $4,721,000, and $9,044,000 at December 31, 1998, 1997, and 1996, respectively.
These nonaccrual loans were classified as impaired and are included in the recorded balance in impaired loans for the respective years shown below. If interest on those loans had been accrued, such income would have been approximately $220,000, $460,000, and $902,000 in 1998, 1997 and 1996,
respectively.

     As of December 31, the Company's recorded investment in impaired loans and the related valuation allowance were as follows (in thousands):


                                                       1998
                                        Recorded                 Valuation
                                       Investment                Allowance
Impaired loans -
  Valuation allowance required           $   952                    $490
  No valuation allowance required          4,750                      --
                                       -----------------------------------
    Total impaired loans                 $ 5,702                    $490



                                                       1997
                                        Recorded                 Valuation
                                       Investment                Allowance
Impaired loans -
  Valuation allowance required           $ 1,476                    $162
  No valuation allowance required         11,739                      --
                                       -----------------------------------
    Total impaired loans                 $13,215                    $162


     This valuation allowance is included in the allowance for loan losses shown above for the respective year. The average recorded investment in impaired loans was $9,459,000, $14,784,000, and $10,720,000 for the years ended December 31,
1998, 1997 and 1996, respectively. The Company recognized interest income on impaired loans of $565,000, $1,118,000, and $729,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Note E - Premises and Equipment

     Premises and equipment were comprised of:

                                          December 31,
                                      1998            1997
                                         (in thousands)

Premises                             $11,441        $13,973
Furniture and equipment               13,141         12,912
                                    ------------------------
                                      24,582         26,885
Less:
  Accumulated depreciation
    and amortization                (11,897)       (11,836)
                                    ------------------------
                                      12,685         15,049
Land and land improvements             3,403          3,852
                                    ------------------------
                                     $16,088        $18,901
                                    ========================

     Depreciation and amortization of premises and equipment amounted to $2,251,000, $2,100,000, and $1,497,000 in 1998, 1997 and 1996, respectively. In
1997, the Company provided $300,000 for the impairment of certain properties and leaseholds which it vacated.

Note F - Time Deposits

At December 31, 1998, the scheduled maturities of time deposits were as follows (in thousands):

                                     Scheduled
                                    Maturities

1999                                  $235,357
2000                                     8,616
2001                                     5,301
2002                                       395
2003 and thereafter                        156
                                      --------
   Total                              $249,825

Note G - Long-Term Debt and Other Borrowings

Long-term debt is as follows:

                                                                                                 December 31,
                                                                                             1998              1997
                                                                                                 (in thousands)

FHLB loan, effective rate of 5.13% payable on April 28, 1998                                   --          $ 5,000
FHLB loan, fixed rate of 5.62% payable on February 4, 1999                                $   400              400
FHLB loan, fixed rate of 6.14% payable on March 21, 1999                                    3,000            3,000
FHLB loan, fixed rate of 5.84% payable on November 6, 2000                                  1,500            1,500
FHLB loan, fixed rate of 5.90% payable on January 16, 2001                                  1,000            1,000
FHLB loan, fixed rate of 5.20% payable on June 12, 2003                                    10,000               --
FHLB loan, fixed rate of 5.41% payable on April 7, 2008                                    20,000               --
FHLB loan, fixed rate of 5.35% payable on December 9, 2008                                  1,500               --
Capital lease obligation on premises, effective rate of 13% payable
  monthly in varying amounts through December 1, 2009                                         524              540
                                                                                          ------------------------
Total long-term debt                                                                      $37,924          $11,440

     The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at December 31, 1998, this line provided for maximum borrowings of $97,123,000 of which
$37,400,000 was outstanding, leaving $59,723,000 available. The maximum month-end outstanding balances of short term reverse repurchase agreements in 1998 and 1997 were $20,000,000 and $16,300,000, respectively. The Company has available unused lines of credit totaling $51,000,000 for Federal funds transactions at December 31, 1998.

Note H - Commitments and Contingencies (See also Note O)

     At December 31, 1998, future minimum commitments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:

                                             Capital              Operating
                                             Leases                Leases
                                                     (in thousands)

1999                                          $   86               $  831
2000                                              87                  556
2001                                              88                  433
2002                                              89                  347
2003                                              90                  217
Thereafter                                       562                2,240
                                              ---------------------------
Future minimum lease payments                  1,002               $4,624
Less amount representing interest                478
                                              ---------------------------
Present value of future lease payments        $  524


Rent expense under operating leases was $1,066,000 in 1998, $1,059,000 in 1997, and $799,000 in 1996.
     The Company is a defendant in legal actions arising from normal business activities. Management believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company's financial position.


Note I - Dividend Restrictions

     The Bank paid to the Company cash dividends in the aggregate amounts of $3,650,000, $3,000,000, and $4,800,000 in 1998, 1997 and 1996, respectively. The
Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Financial Institutions. California banking laws limit the Bank's ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this regulation, at December 31, 1998, the Bank may pay dividends of $11,023,000.

Note J - Stock Options

     In May 1995, the Company adopted the TriCo Bancshares 1995 Incentive Stock Option Plan (`95 Plan) covering key employees. Under the 1995 Plan, the option price cannot be less than the fair market value of the Common Stock at the date of grant. Options for the `95 Plan expire on the tenth anniversary of the grant date.
     The Company also has outstanding options under one plan approved in 1993 and two plans approved in 1989. Options under the 1993 plan were granted at an exercise price less than the fair market value of the common stock and vest over a six year period. Options under the 1989 plan vest 20% annually. Unexercised options for the 1993 and 1989 plans terminate 10 years from the date of the grant.

Stock option activity is summarized in the following table:
                                                                        Weighted      Weighted
                                                                         Average       Average
                                   Number           Option Price        Exercise     Fair value
                                 Of Shares*           Per Share           Price       of Grants
Outstanding at
   December 31, 1995               778,245       $4.95   to   $8.80       $5.29
     Options granted                30,000       12.25   to   12.25       12.25         $3.57
     Options exercised            (134,925)       4.95   to    5.24        5.09
     Options forfeited             (34,545)       5.24   to    5.24        5.24
Outstanding at
   December 31, 1996               638,775        4.95   to   12.25        5.31
     Options granted                84,000       14.17   to   18.25       17.52         $5.59
     Options exercised             (33,789)       4.95   to    5.24        5.03
     Options forfeited             (18,900)       5.24   to    5.24        5.24
Outstanding at
   December 31, 1997               670,086        4.95   to   18.25        5.65
     Options exercised             (60,125)       4.95   to   18.25        5.12
     Options forfeited              (1,350)      18.25   to   18.25       18.25
Outstanding at
   December 31, 1998               608,611       $4.95   to  $18.25       $7.37

*Adjusted  for the 5-for-4  Common Stock split  effected  September 22, 1995 and
3-for-2 Common Stock split effected October 30, 1998.

     Of the stock options outstanding as of December 31, 1998, options on 503,526 shares were exercisable at a weighted average price of $6.43.
     The Company has stock options outstanding under the four option plans described above. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized except for the options granted under the 1993 plan. The Company recognized expense of $166,000, $188,000, and $209,000 for the 1993 Plan options in 1998, 1997 and 1996 respectively. Had compensation cost for these plans been determined in accordance SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                   1998       1997       1996

Net income                       As reported      $8,770     $5,869     $7,306
                                   Pro forma      $8,697     $5,829     $7,285

Basic earnings per share         As reported       $1.25      $0.84      $1.08
                                   Pro forma       $1.24      $0.83      $1.07

Diluted earnings per share       As reported       $1.21      $0.81      $1.04
                                   Pro forma       $1.20      $0.81      $1.03


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: risk-free interest rates of 6.06 and 6.76 percent; expected dividend yields of 2.46 and 3.48 percent; expected lives of 6 and 6 years; expected volatility of 30.49 and 30.22 percent, respectively. No options were granted in 1998.

Note K - Other Noninterest Expenses and Income

     The components of other noninterest expenses were as follows:

                                                    Years Ended December 31,
                                                    1998      1997      1996
                                                         (in thousands)
Equipment and data processing                    $ 3,551   $ 3,390   $ 2,483
Occupancy                                          2,353     2,214     1,682
Intangible amortization                            1,338     1,342        34
Professional fees                                  1,046       998       901
Telecommunications                                   976       922       653
Advertising                                          879       753       713
Postage                                              548       535       436
Provision for premises impairment and lease loss      --       300        --
Net other real estate owned expense                  540       277       261
Assessments                                          174       155        80
Other                                              6,484     6,375     4,253
                                                 ---------------------------
     Total other operating expenses              $17,889   $17,261   $11,496


     Commissions on sales of annuities and mutual funds in the amounts of $2,013,000, $1,963,000, and $1,255,000 for the years 1998, 1997 and 1996, respectively, are included in other income.





Note L - Income Taxes

     The current and deferred components of the income tax provision were comprised of:

                                        Years Ended December 31,
                                1998              1997             1996
                                             (in thousands)
Current Tax Provision:
  Federal                    $ 5,245           $ 3,360          $ 4,439
  State                        1,888               948            1,528
                             -------------------------------------------
    Total current              7,133             4,308            5,967

Deferred Tax Benefit:
  Federal                     (1,621)             (614)            (769)
  State                         (463)               13             (161)
                             -------------------------------------------
    Total deferred            (2,084)             (601)            (930)
                             -------------------------------------------
Total income taxes           $ 5,049           $ 3,707          $ 5,037

     Taxes recorded directly to shareholders' equity are not included in the preceding table. These taxes relating to changes in the unrealized gains and losses on available-for-sale investment securities amounting to $657,000 in 1998 and $736,000 in 1997, and benefits related to employee stock options of $224,000 in 1998 and $148,000 in 1997 were recorded directly to shareholders' equity.

     The provisions for income taxes applicable to income before taxes for the years ended December 31, 1998, 1997, and 1996 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

                                                     Years Ended December 31,
                                                  1998        1997        1996

Federal statutory income tax rate                 34.0%       34.0%       34.2%
State income taxes, net of federal tax benefit     6.8         6.4         7.4
Tax-exempt interest on municipal obligations      (4.1)       (1.9)        (.3)
Other                                             (0.2)         --         (.5)
                                                  -----------------------------
Effective Tax Rate                                36.5%       38.5%       40.8%

     The components of the net deferred tax asset of the Company as of December 31, were as follows:

                                               1998              1997
                                                   (in thousands)

Deferred Tax Assets:
  Loan losses                               $ 3,160           $ 2,333
  Deferred compensation                       2,281             1,960
  OREO write downs                              638               227
  Loss on investment in real estate              --               360
  Intangible amortization                       568               291
  Stock option amortization                     367               281
  Nonaccrual interest                            99                --
  Other                                         491                --
                                            --------------------------
    Total deferred tax assets                 7,604             5,452

Deferred Tax Liabilities:
  Depreciation                                 (724)             (828)
  Unrealized gain on securities                (662)                --
  Securities accretion                         (338)             (364)
  Capital leases                                (97)              (92)
  Other                                          --               (36)
                                            --------------------------
    Total deferred tax liability             (1,821)           (1,320)
                                            --------------------------
    Net deferred tax asset                  $ 5,783           $ 4,132

Note M - Retirement Plans

     Substantially all employees with at least one year of service are covered by a discretionary employee stock ownership plan (ESOP). Contributions are made to the plan at the discretion of the Board of Directors. Contributions to the plan(s) totaling $ 640,000 in 1998, $828,000 in 1997, and $500,000 in 1996 are
included in salary expense.
     The Company has a supplemental retirement plan for directors and a supplemental executive retirement plan covering key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies ($6,554,000 and $5,870,000 at December 31, 1998 and 1997, respectively) to pay the retirement obligations.
     The Company has an Executive Deferred Compensation Plan which allows directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies to pay the compensation obligations. At December 31, 1998 and 1997, the cash values exceeded the recorded liabilities.

     The following table sets forth the plans' status:

                                                                 December 31,
                                                              1998       1997
                                                               (in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year                     $(3,693)   $(3,704)
Service cost                                                    (53)      (120)
Interest cost                                                  (256)      (262)
Amendments                                                       (6)        --
Actuarial gain(loss)                                            (69)       249
Benefits paid                                                   144        144
                                                            -------------------
Benefit obligation at end of year                           $(3,933)   $(3,693)

Change in plan assets:
Fair value of plan assets at beginning of year              $    --    $    --
Fair value of plan assets at end of year                    $    --    $    --


Funded status                                               $(3,933)   $(3,693)
Unrecognized net obligation existing at January 1, 1986         218        253
Unrecognized net actuarial loss                                 874        979
Unrecognized prior service cost                                  98        103
                                                            -------------------
Accrued benefit cost                                        $(2,743)   $(2,358)



                                                      Years Ended December 31,
                                                   1998        1997         1996

(in thousands)

Net pension cost included the following components:
Service cost-benefits earned during the period      $ 53        $120        $135
Interest cost on projected benefit obligation        256         262         204
Amortization of net obligation at transition          35          35          35
Amortization of prior service cost                    10          10          10
Recognized net actuarial loss                         47          68          27
                                                    ----------------------------
Net periodic pension cost                           $401        $495        $411

     The net periodic pension cost was determined using a discount rate assumption of 7.0% for 1998, 7.0% for 1997 and 7.0% for 1996, respectively. The rates of increase in compensation used in each year were 0% to 5%.

Note N - Earnings per Share

     The Company adopted SFAS No. 128, Earnings per Share (SFAS 128), during 1997. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share calculations. Basic earnings per share is computed by dividing net income, less dividends on preferred stock, by the weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income, less dividends on preferred stock, by the weighted average common shares outstanding including the dilutive effects of potential common shares (e.g. stock options). Diluted earnings per share calculations result in the same primary earnings per share previously reported by the Company. The Company's basic and diluted earnings per share are as follows (in thousands except per share data):


                                                                    Year Ended December 31, 1998
                                                                        Weighted Average
                                                               Income        Shares          Per-Share Amount
Basic Earnings per Share
  Net income available to common shareholders                  $8,770        7,017,306               $1.25

Common stock options outstanding                                   --          259,296

Diluted Earnings per Share
  Net income available to common shareholders                  $8,770        7,276,602               $1.21
                                                               ======        =========

                                                                    Year Ended December 31, 1997
                                                                        Weighted Average
                                                               Income        Shares          Per-Share Amount
Basic Earnings per Share
  Net income available to common shareholders                  $5,869        6,978,089               $0.84

Common stock options outstanding                                   --          267,922

Diluted Earnings per Share
  Net income available to common shareholders                  $5,869        7,246,011               $0.81
                                                               ======        =========

                                                                    Year Ended December 31, 1996
                                                                        Weighted Average
                                                               Income        Shares          Per-Share Amount
Basic Earnings per Share
  Net income available to common shareholders                  $7,306        6,769,736               $1.08

Common stock options outstanding                                   --          264,891

Diluted Earnings per Share
  Net income available to common shareholders                  $7,306        7,034,627               $1.04
                                                               ======        =========




Note O - Related Party Transactions

     Certain directors, officers, and companies with which they are associated were customers of, and had banking transactions with, the Company or its Subsidiary in the ordinary course of business. It is the Company's policy that all loans and commitments to lend to officers and directors be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers of the Bank.
     The following table summarizes the activity in these loans for 1998.

           Balance                                                   Balance
        December 31,         Advances/                            December 31,
            1997             New Loans           Payments             1998
                                      (in thousands)

            6,627              5,167               2,660              9,134

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

                                               Contractual Amount
                                                 December 31,
                                             1998             1997
                                                (in thousands)
Financial instruments whose contract amounts represent credit risk:

  Commitments to extend credit:
    Commercial loans                      $68,363          $52,579
    Consumer loans                         46,571           78,785
    Real estate mortgage loans                 26              667
    Real estate construction loans         16,690           11,985
  Standby letters of credit                 3,287            1,789

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

Note Q - Concentration of Credit Risk

     The Company grants agribusiness, commercial, consumer, and residential loans to customers located throughout the northern San Joaquin Valley, the Sacramento Valley and northern mountain regions of California. The Company has a diversified loan portfolio within the business segments located in this geographical area.

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


December 31, 1998
                                       Carrying            Fair
                                        Amount            Value
                                             (In thousands)
Financial assets:
  Cash and short-term investments       $ 50,483         $ 50,483
  Securities:
    Available-for-sale                   279,676          279,676
  Loans, net                             524,227          529,243
  Accrued interest receivable              5,821            5,821

Financial liabilities:

  Deposits                               769,173          769,591
  Fed Funds purchased                     14,000           14,000
  Accrued interest payable                 3,863            3,863
  Other liabilities                        7,610            7,610
  Long-term borrowings                  $ 37,924         $ 37,808


December 31, 1997
                                       Carrying            Fair
                                        Amount            Value
                                             (In thousands)
Financial assets:
  Cash and short-term investments       $ 63,476         $ 63,476
  Securities:
    Held-to-maturity                      90,764           88,950
    Available-for-sale                   175,753          175,753
  Loans, net                             442,508          446,439
  Accrued interest receivable              5,701            5,701

Financial liabilities:

  Deposits                               724,094          724,188
  Federal Funds purchased                 15,300           15,300
  Accrued interest payable                 4,039            4,039
  Other liabilities                        6,168            6,168
  Long-term borrowings                  $ 11,440         $ 11,524


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

         Pro forma operating results of the Company, assuming the Sutter Buttes acquisition had been made as of January 1, 1996 is as follows:

UNAUDITED PRO FORMA COMBINED FINANCIAL DATA
(in thousands, except per share data)                       Year ended
                                                     December 31, 1996
Summary of Income:
 Net interest income                                          $ 31,503
 Provision for loan losses                                         997
 Noninterest income                                              6,924
 Noninterest expense                                            25,466
 Net income                                                      7,056
 Net income available to common shareholders                   $ 7,056

Per Common Share:
 Basic earnings per common share                                 $1.03
 Diluted earnings per common share                               $0.99

Selected Balance Sheet Data:
 Investment securities                                        $170,029
 Loans                                                         439,289
 Assets                                                        694,771
 Deposits                                                      595,621
 Equity                                                       $ 60,689

Note T - TriCo Bancshares Financial Statements

TriCo Bancshares (Parent Only) Balance Sheets
                                                              December 31,
Assets                                                   1998         1997
(in thousands)
Cash                                                   $   104       $    82
Investment in Tri Counties Bank                         71,164        64,510
Other assets                                               761           608
                                                       ---------------------
  Total assets                                         $72,029       $65,200

Liabilities and shareholders' equity

  Total liabilities                                    $    --       $    76

Shareholders' equity:
Common stock, no par value:
    Authorized 20,000,000 shares;
    issued and outstanding 7,050,990
    and 6,993,974 shares, respectively                  48,838        48,161
Retained earnings                                       22,257        16,956
Unrealized gain on securities available-for-sale, net      934             7
                                                       ---------------------
   Total shareholders' equity                           72,029        65,124
                                                       ---------------------
  Total liabilities and shareholders' equity           $72,029       $65,200



Statements of Income                                    Years Ended December 31,
                                                        1998     1997      1996
                                                            (in thousands)
Interest income                                       $   --   $   --    $   --

Administration expense                                   369      321       296
                                                      --------------------------
Loss before equity in net income of Tri Counties Bank   (369)    (321)     (296)
Equity in net income of Tri Counties Bank:
  Distributed                                          3,650    3,000     4,800
  Undistributed                                        5,338    3,031     2,654
Income tax credits                                       151      159       148
                                                      --------------------------
  Net income                                          $8,770   $5,869    $7,306

Statements of Cash Flows
                                                                                         Years ended December 31,
                                                                                  1998               1997            1996
                                                                                              (in thousands)
Operating activities:
  Net income                                                                    $8,770             $5,869          $7,306
  Adjustments to reconcile net income to net cash provided
    by (used for) operating activities:
      Undistributed equity in Tri Counties Bank                                 (5,338)            (3,031)         (2,654)
      Deferred income taxes                                                       (153)              (148)           (157)
      Increase (decrease) in other operating assets and liabilities                (76)              (295)            279
                                                                                ------------------------------------------
          Net cash provided by operating activities                              3,203              2,395           4,774

Investing activities:
  Capital contributed to
    Tri Counties Bank                                                               --                 --          (4,741)
                                                                                ------------------------------------------
          Net cash used for investing activities                                    --                  --         (4,741)

Financing activities:
  Issuance of common stock                                                         309                170           3,291
  Repurchase of common stock                                                       (60)               (30)           (295)
  Cash dividends-- common                                                       (3,430)            (2,970)         (2,646)
                                                                                ------------------------------------------
          Net cash provided by (used for)  financing activities                 (3,181)            (2,830)            350
                                                                                ------------------------------------------
          Increase (decrease) in cash and cash equivalents                          22               (435)            383

Cash and cash equivalents at beginning of year                                      82                517             134
                                                                                ------------------------------------------
Cash and cash equivalents at end of year                                        $  104            $    82           $ 517


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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1998, that the Company meets all capital adequacy requirements to which it is subject.

     As of December 31, 1998, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table.
                                                                                                           To Be Well
                                                                                                        Capitalized Under
                                                                                 For Capital            Prompt Corrective
                                                        Actual                Adequacy Purposes         Action Provisions
                                                  Amount       Ratio           Amount      Ratio         Amount      Ratio
As of December 31, 1998:
Total Capital (to Risk Weighted Assets):
    Consolidated                                   $71,034    11.83%         =>$48,016    =>8.0%       =>$60,020   =>10.0%
    Tri Counties Bank                              $70,159    11.69%         =>$48,012    =>8.0%       =>$60,016   =>10.0%
Tier I Capital (to Risk Weighted Assets):
    Consolidated                                   $63,531    10.59%         =>$24,008    =>4.0%       =>$36,012   => 6.0%
    Tri Counties Bank                              $62,666    10.44%         =>$24,006    =>4.0%       =>$36,009   => 6.0%
Tier I Capital (to Average Assets):
     Tri Counties Bank                             $62,666     7.23%         =>$34,661    =>4.0%       =>$43,327   => 5.0%

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


Note V - Summary of Quarterly Results of Operations (unaudited)

     The following table sets forth the results of operations for the four quarters of 1998 and 1997, and is unaudited; however, in the opinion of management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.



                                                                    1998 Quarters Ended
                                                   December 31,  September 30,       June 30,     March 31,

(Dollars in thousands, except per share data)
Interest income                                        $16,999        $17,190        $16,504       $15,394
Interest expense                                         6,116          6,742          6,500         5,938
                                                      --------       --------       --------      --------
Net interest income                                     10,883         10,448         10,004         9,456
Provision for loan losses                                1,220            920          1,235           825
                                                      --------      ---------       --------     ---------
Net interest income after
     provision for loan losses                           9,663          9,528          8,769         8,631
Noninterest income                                       3,146          2,762          3,955         3,006
Noninterest expense                                      8,738          8,459          9,108         8,387
                                                      --------       --------       --------      --------
Income before income taxes                               4,071          3,831          3,616         3,250
Taxable-equivalent adjustment                              319            278            223           129
Income tax expense                                       1,337          1,269          1,252         1,191
                                                      --------       --------       --------      --------
Net income                                             $ 2,415        $ 2,284        $ 2,141       $ 1,930
                                                       =======        =======        =======       =======

Per common share:
    Net income (diluted)*                              $  0.33        $  0.31       $  0.29        $  0.27
                                                       =======        =======       =======        =======
    Dividends                                          $  0.16        $  0.11       $  0.11        $  0.11
                                                       =======        =======       =======        =======


                                                                   1997 Quarters Ended
                                                   December 31,  September 30,       June 30,     March 31,
(Dollars in thousands, except per share data)
Interest income                                        $15,742        $15,597        $14,873       $13,993
Interest expense                                         6,101          6,127          6,099         5,608
                                                      --------       --------       --------      --------
Net interest income                                      9,641          9,470          8,774         8,385
Provision for loan losses                                  800          1,000            600           600
                                                      --------       --------      ---------     ---------
Net interest income after
     provision for loan losses                           8,841          8,470          8,174         7,785
Noninterest income                                       2,584          2,477          2,408         2,097
Noninterest expense                                      8,620          8,200          8,820         7,292
                                                      --------       --------       --------      --------
Income before income taxes                               2,805          2,747          1,762         2,590
Taxable-equivalent adjustment                              100             98             95            35
Income tax expense                                       1,093          1,035            588           991
                                                      --------       --------       --------      --------
Net income                                             $ 1,612        $ 1,614        $ 1,079       $ 1,564
                                                       =======        =======        =======       =======

Per common share:
    Net income (diluted)*                              $  0.22        $  0.22       $  0.15        $  0.21
                                                       =======        =======       =======        =======
    Dividends                                          $  0.11        $  0.11       $  0.11        $  0.11
                                                       =======        =======       =======        =======


*Adjusted to reflect the 3-for-2 common stock split effected October 30, 1998.

Note W - Business Segments

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, (SFAS 131). This Statement establishes standards for the reporting and display of information about operating segments and related disclosures.
     The Company is principally engaged in traditional community banking activities provided through its twenty-six branches and seven in-store branches located throughout Northern California. Community banking activities include the Bank's commercial and retail lending, deposit gathering and investment and liquidity management activities. In addition to its community banking services, the Bank offers investment brokerage and leasing services. The Company held investments in real estate through its wholly-owned subsidiary, TCB Real Estate. These activities are monitored and reported by Bank management as separate operating segments.
     The accounting policies of the segments are the same as those described in Note A. The Company evaluates segment performance based on net interest income, or profit or loss from operations, before income taxes not including nonrecurring gains and losses.
     As permitted under the Statement, the results of the separate branches have been aggregated into a single reportable segment, Community Banking. The Company's leasing, investment brokerage and real estate segments do not meet the prescribed aggregation or materiality criteria and therefore are reported as "Other" in the following table.
     Summarized financial information for the years ended December 31, 1998, 1997, and 1996 concerning the Bank's reportable segments is as follows:

                         Community
                          Banking          Other         Total
1998
Net interest income      $  39,789      $     53      $  39,842
Noninterest income          10,777         2,092         12,869
Noninterest expense         33,416         1,276         34,692
Net income                   8,203           567          8,770
Assets                    $901,580        $3,019       $904,599

1997
Net interest income      $  35,942       $    --      $  35,942
Noninterest income           7,551         2,015          9,566
Noninterest expense         32,932           597         32,932
Net income                   4,977           892          5,869
Assets                    $825,229       $   936       $826,165

1996
Net interest income      $  29,969       $    --      $  29,969
Noninterest income           5,314         1,322          6,636
Noninterest expense         22,918           567         23,485
Net income                   6,852           454          7,306
Assets                    $693,484        $1,375       $694,859

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of TriCo Bancshares and Subsidiary:

     We have audited the accompanying consolidated balance sheets of TriCo Bancshares (a California corporation) and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriCo Bancshares and Subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP
San Francisco, California
January 22, 1999

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

Overview
     1998 was a defining year for Trico Bancshares and Tri Counties Bank. During the year the Company began to realize the potential of nine branches acquired from Wells Fargo Bank, N.A. (sometimes referred to as "Wells") in February 1997 and its Sacramento and Bakersfield loan production offices which were transformed into full service branches in November 1998. The Bank continued to refine its ability to identify and grow profitable business segments, while enhancing or divesting unprofitable segments. One example of these efforts was a gain of $897,000 on the sale of the Bank's $14,365,000 credit card portfolio in May of 1998. Also in 1998, the Bank adopted an employee incentive program that tied each employee's compensation to the financial performance of the employee's business unit, the business units they support, and the overall Bank. The combination of growth potential and increased internal cooperation resulted in a 49% increase in net income during 1998. Management believes the Bank is positioned to realize continued growth in earnings and returns for shareholders in 1999.
     The Company had earnings of $8,770,000 for the year ended December 31, 1998 versus $5,869,000 for 1997. Diluted earnings per share for the same years were $1.21 and $0.81, respectively.
     Net interest income for 1998 was $40,791,000 which was an increase of $4,521,000 (12.5%) over 1997. The interest income component of net interest income was up 9.8% or $5,882,000. Interest and fees on loans were up $3,603,000 (8.0%) to $48,506,000 as average loans outstanding increased $39,481,000 (8.8%) to $487,598,000. Interest income on investment securities and Federal Funds sold increased $2,279,000 (14.9%) to $17,581,000 mostly due to higher average balances. Interest expense was up $1,361,000 (5.7%) to $25,296,000. This increase was due to higher average balances of interest bearing liabilities, which increased $45,955,000 (7.6%) to $650,022,000, as the average rate paid on them declined 7 basis points. The net interest margin was 5.28% in 1998 versus 5.16% in 1997.
     The Bank provided $4,200,000 to the allowance for loan losses in 1998 compared to $3,000,000 in 1997. Net loan charge-offs in 1998 were $2,453,000 compared to $2,638,000 in 1997. At year end 1998 and 1997 the allowance for loan losses as a percentage of gross loans was 1.54% and 1.44%, respectively.
     Noninterest income is comprised of "service charges and fees" and "other income". Service charge and fee income increased $642,000 (9.5%) to $7,387,000 in 1998 versus year ago results. Both higher account volumes and higher fee rates contributed to the increase in this category. Other income was up $2,661,000 (94.3%) to $5,482,000 from $2,821,000 in 1997. Items contributing to the  increase  in  other  income  included;  a gain on sale of the  credit  card portfolio of $897,000, gain on the sale of investments of $316,000 in 1998 compared to $18,000 in 1997, and gain on sale of loans of $497,000 in 1998 versus $260,000 in 1997. Overall, noninterest income increased $3,303,000 (34.5%) for the year to $12,869,000.
     Noninterest expenses increased $1,760,000 (5.3%) to $34,692,000 in 1998. Approximately $360,000 of the increase was due to 1998 having a full year of expenses related to the nine branches purchased from Wells, while 1997 had only ten and one half months of related expenses.
     Salary and benefit expenses increased 7.2% to $16,803,000, and accounted for $1,132,000 of the $1,760,000 increase in noninterest expenses in 1998. Approximately $219,000 of the increase in salaries and benefits was due to a full twelve months of salary expenses from the Wells branches in 1998. Incentive and commission related salary expenses increased $632,000 (72.6%) to $1,502,000 in 1998. Base salaries and benefits increased $281,000 (1.8%) in 1998. The relatively small increase in base salaries was mainly due to a 0.5% increase in average full time equivalent employees (FTE's) from 374 during 1997 to 376 during 1998, and an average annual base salary increase of 1.3% during 1998. The large increase in incentive and commission related salary expense was more than offset by revenue growth. These results are consistent with the Bank's strategy of working more efficiently with fewer employees who are compensated in part based on their division's performance. Other expenses increased $628,000 (3.6%) to $17,889,000 in 1998. Approximately $141,000 of this increase was due to a full twelve months of other expenses from the Wells branches in 1998. $261,000 of the increase in other expenses was due to increased equipment and data processing expenses which increased to $3,551,000 in 1998.

     Assets of the Company totaled $904,599,000 at December 31, 1998 which was an increase of $78,434,000 (9.5%) from 1997 ending balances.
     For 1998, the Company realized a return on assets of 1.03% and a return on shareholders' equity of 12.80% versus 0.75% and 9.34%, respectively, in 1997. The Company ended 1998 with a Tier 1 capital ratio of 10.59% and a total risk-based capital ratio of 11.83%.
     Management's continuing goal for the Bank is to deliver a full array of competitive products to its customers while maintaining the personalized customer service of a community bank. We believe this strategy will provide continued growth and the ability to achieve above average returns for our shareholders.

(A) Results of Operations

                                                                                 Years Ended December 31,
                                                                  1998         1997        1996          1995          1994
                                                                     (in thousands, except earnings per share amounts)
Interest income:
Interest and fees on loans                                  $   48,506   $   44,903    $  38,227     $ 33,776      $ 30,641
Interest on investment securities--taxable                      14,622       13,791       10,409       11,706        12,247
Interest on investment securities--tax exempt1                   2,809          958          207          272           401
Interest on federal funds sold                                     150          553          392          371           123
                                                            ----------------------------------------------------------------
  Total interest income                                         66,087       60,205       49,235       46,125        43,412

Interest expense:
Interest on deposits                                            22,865       22,682       17,201       16,231        13,902
Interest on short-term borrowing                                   816          537          359          526           719
Interest on long-term debt                                       1,615          716        1,619        1,231         1,059
                                                            ----------------------------------------------------------------
  Total interest expense                                        25,296       23,935       19,179       17,988        15,680
                                                            ----------------------------------------------------------------
  Net interest income                                           40,791       36,270       30,056       28,137        27,732

Provision for loan losses                                        4,200        3,000          777          335           316
                                                            ----------------------------------------------------------------
  Net interest income after provision
    for loan losses                                             36,591       33,270       29,279       27,802        27,416

Noninterest income:
Service charges, fees and other                                 12,553        9,548        6,636        5,943         5,048
Investment securities gains (losses), net                          316           18            --          (10)         (23)
                                                            ----------------------------------------------------------------
  Total noninterest income                                      12,869        9,566        6,636        5,933         5,025
Noninterest expenses:
Salaries and employee benefits                                  16,803       15,671       11,989       10,787        10,550
Other, net                                                      17,889       17,261       11,496       10,874       11,508
                                                            ----------------------------------------------------------------
  Total noninterest expenses                                    34,692       32,932       23,485       21,661        22,058
                                                            ----------------------------------------------------------------
Net income before income taxes                                  14,768        9,904       12,430       12,074        10,383
Income taxes                                                     5,049        3,707        5,037        4,915         4,350
Tax equivalent adjustment2                                         949          328           87          114           172
                                                            ----------------------------------------------------------------
  Net income                                                 $   8,770    $   5,869    $   7,306    $   7,045     $   5,861
                                                            ================================================================
Basic earnings per common share2                             $    1.25    $    0.84    $    1.08    $    1.03     $    0.83
Diluted earnings per common share2                           $    1.21    $    0.81    $    1.04    $    0.97     $    0.78

Selected Balance Sheet Information
Total Assets                                                  $904,599     $826,165     $694,859     $603,554      $593,834
Long-term Debt                                                  37,924       11,440       24,281       26,292        18,499
Preferred Stock                                                     --           --           --           --         3,899

1  Interest on tax-free securities is reported on a tax equivalent basis of 1.51 for 1998, 1.52 for 1997, 1.72 for 1996,
   1.72 for 1995, and 1.75 for 1994.
2  Restated on a historical  basis to reflect the 5-for-4  stock split  effected
   September 22, 1995, and the 3-for-2 stock split effected October 30, 1998.


Net Interest Income/Net Interest Margin
     Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.
     Net  interest  income  for  1998  totaled  $40,791,000  which  was up 12.5%
($4,521,000) over the prior year. Average outstanding loan balances of $487,598,000 for 1998 reflected a 8.8% increase over 1997 balances. This increase contributed an additional $3,956,000 to interest income and was the major factor in the improvement in net interest income. The average yield received on loans fell 7 basis points to 9.95% which reduced interest income by $353,000. This decrease resulted from reductions in market interest rates throughout 1998. Increases in loan fees of $900,000 (43.7%) in 1998 added 18 basis points to the average loan yield. Average balances of investment securities increased $37,342,000 (15.3%) to $282,047,000. The higher volume of securities resulted in an increase in interest income of $2,251,000. An increase of 15 basis points in the average tax effective yield on investments added $431,000 to interest income. The Bank increased average tax effective yield of its combined investment portfolio by increasing the percentage of nontaxable investments to total investments. The effect of the increase in nontaxable investments outweighed the negative impact of lower market interest rates in 1998.
     Interest expense increased $1,361,000 (5.7%) to $25,296,000 in 1998. Higher volumes in all interest bearing deposit categories accounted for $775,000 of the increase, while decreases in rates paid on all deposit categories offset interest expense by $592,000. Higher volumes of short and long term borrowings added $1,252,000 to interest expense in 1998. Net interest margin for 1998 was 5.28% versus 5.16% in 1997.
      Net  interest  income  for 1997  totaled  $36,270,000  which  was up 20.7%
($6,214,000) over the prior year. Average outstanding loan balances of $448,117,000 for 1997 reflected a 21.6% increase over 1996 balances. This increase contributed an additional $8,253,000 to interest income and was the major factor in the improvement in net interest income. The average yield received on loans fell 35 basis points to 10.02% which offset interest income by $1,577,000. The reduction of the loan yields was due to increased market competition and also in part to the acquisition of Sutter Buttes Savings Bank in October of 1996. A high percentage of Sutter Buttes' loans were mortgage loans with fixed interest rates averaging less than 8%. Average balances of investment securities increased $61,483,000 (33.6%) due primarily to the investment of net proceeds received in the Wells branch acquisition. The higher volume of securities resulted in an increase in interest income of $3,800,000.
     Interest expense increased $4,756,000 (24.8%) in 1997 over 1996. Higher volumes in all interest bearing deposit categories as a result of the purchase of certain deposits from Wells Fargo Bank accounted for the increase. Interest expense on time deposits was up $3,424,000 due to an increase in average balances of $64,519,000 in 1997. Average rates paid on interest bearing liabilities in 1997 were down 9 basis point to 3.96% which had a small favorable effect on interest expense. Net interest margin for 1997 was 5.16% versus 5.37% in 1996.
     Table One, Analysis of Net Interest Margin on Earning Assets, and Table Two, Analysis of Volume and Rate Changes on Net Interest Income and Expenses, are provided to enable the reader to understand the components and past trends of the Bank's interest income and expenses. Table One provides an analysis of net interest margin on earning assets setting forth average assets, liabilities and shareholders' equity; interest income earned and interest expense paid and average rates earned and paid; and the net interest margin on earning assets. Table Two presents an analysis of volume and rate change on net interest income and expense.



Table One:  Analysis of Net Interest Margin on Earning Assets

                                          1998                             1997                             1996
                             Average               Yield/     Average               Yield/     Average              Yield/
                             Balance1    Income     Rate      Balance1    Income     Rate      Balance1    Income    Rate
                                                                  (dollars in thousands)
Assets
Earning assets:
  Loans2,3                   $487,598    $48,506   9.95 %     $448,117    $44,903   10.02%     $368,550  $38,227    10.37%
  Securities - taxable        245,499     14,622   5.96 %      233,389     13,791    5.91%      180,836   10,409     5.76%
  Securities - nontaxable4     36,548      2,809   7.69 %       11,316        958    8.47%        2,386      207     8.68%
  Federal funds sold            2,663        150   5.63 %        9,956        553    5.55%        7,405      392     5.29%
                             ---------------------------------------------------------------------------------------------
    Total earning assets      772,308     66,087   8.56 %      702,778     60,205    8.57%      559,177   49,235     8.80%

Cash and due from banks        33,819                           36,671                           31,867
Premises and equipment         17,448                           16,838                           14,068
Other assets, net              32,921                           33,413                           23,046
Less:  Unrealized gain
  (loss) on securities            355                           (1,203)                          (1,841)
Less:  Allowance for loan
  losses                       (7,270)                          (6,185)                          (5,597)
                             ---------                        ---------                        ---------
Total assets                 $849,581                         $782,312                         $620,720

Liabilities and
shareholders' equity
Interest-bearing demand
  deposits                   $137,001      2,932   2.14 %     $122,390      2,781    2.27%     $ 89,278    2,226     2.49%
Savings deposits              212,291      6,473   3.05 %      208,232      6,400    3.07%      163,637    5,032     3.08%
Time deposits                 257,805     13,460   5.22 %      251,874     13,501    5.36%      187,355    9,943     5.31%
Federal funds purchased         8,025        446   5.56 %        4,144        235    5.67%        6,485      359     5.54%
Repurchase agreements           6,474        370   5.72 %        5,331        302    5.66%        9,828      603     6.14%
Long-term debt                 28,426      1,615   5.68 %       12,096        716    5.92%       17,434    1,016     5.83%
                             ---------------------------------------------------------------------------------------------
    Total interest-bearing
      liabilities             650,022     25,296   3.89 %      604,067     23,935    3.96%      474,017   19,179     4.05%

Noninterest-bearing
  deposits                    119,929                          105,198                           79,843
Other liabilities              11,109                           10,204                           10,776
Shareholders' equity           68,521                           62,843                           56,084
                             ---------                        ---------                        ---------
    Total liabilities and
    shareholders' equity     $849,581                         $782,312                         $620,720
Net interest rate spread5                          4.67 %                            4.61%                           4.75%

Net interest income/net
  interest margin6                       $40,791   5.28 %                 $36,270    5.16%               $30,056     5.37%


1  Average balances are computed principally on the basis of daily balances.
2  Nonaccrual loans are included.
3 Interest income on loans includes fees on loans of $2,958,000 in 1998, $2,058,000 in 1997, and $1,926,000 in 1996. 4 Interest income is stated on a tax equivalent basis of 1.52 in 1998, 1.52 in 1997, and 1.70 in 1996. 5 Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
6 Net interest margin is computed by dividing net interest income by total average earning assets.

Table Two:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses

                                                           1998 over 1997                          1997 over 1996
                                                                            Yield/                                 Yield/
                                                  Volume         Rate 4      Total        Volume        Rate 4      Total
Increase                                                                   (dollars in thousands)
(decrease) in
  interest income:
    Loans1,2                                      $ 3,956       $ (353)     $ 3,603      $ 8,253     $ (1,577)     $ 6,676
    Investment securities3                          2,251          431        2,682        3,800          333        4,133
    Federal funds sold                               (405)           2         (403)         135           26          161
                                                  -------------------------------------------------------------------------
      Total                                         5,802           80        5,882       12,188       (1,218)      10,970

(decrease) in
  interest expense:
    Demand deposits
      (interest-bearing)                              332         (181)         151          826         (271)         555
    Savings deposits                                  125          (52)          73        1,371           (3)       1,368
    Time deposits                                     318         (359)         (41)       3,424          134        3,558
    Federal funds purchased                           220           (9)         211         (130)           6         (124)
    Repurchase agreements                              65            3           68         (276)         (25)        (301)
    Long-term                                         967          (68)         899         (311)          11         (300)
                                                  -------------------------------------------------------------------------
      Total                                         2,027         (666)       1,361        4,904         (148)       4,756
                                                  -------------------------------------------------------------------------
Increase (decrease) in
  net interest income                             $ 3,775       $  746      $ 4,521      $ 7,284     $ (1,070)     $ 6,214

1  Nonaccrual loans are included.
2 Interest income on loans includes fees on loans of $2,958,000 in 1998, $2,058,000 in 1997, and $1,926,000 in 1996.
3 Interest income is stated on a tax equivalent basis of 1.52 in 1998, 1.52 in 1997, and 1.70 in 1996.
4  The rate/volume variance has been included in the rate variance.

Provision for Loan Losses
     In 1998, the Bank provided $4,200,000 for loan losses compared to $3,000,000 in 1997. Net loan charge-offs decreased $185,000 (7.0%) to $2,453,000 during 1998. Net charge-offs of consumer installment loans decreased $862,000 mainly due to the sale of the Bank's credit card portfolio in May 1998. Net charge-offs of commercial, financial and agricultural loans increased $497,000, while net charge-offs of real estate mortgage loans increased $180,000. The 1998 charge-offs represented 0.50% of average loans outstanding versus 0.59% the prior year. Nonperforming loans were 0.31% of total loans at year end versus 1.17% in 1997. The allowance for loan losses to nonperforming loans was 493% versus 123% at the end of 1997. (See balance sheet analysis "Allowance for Loan Losses" for further discussion.)
     The 1997 provision for loan losses of $3,000,000 was a significant increase over the 1996 provision of $777,000. Net loan charge-offs for 1997 increased to $2,638,000 from $883,000 in 1996. Consumer installment loans which include credit cards accounted for $591,000 of the increase while commercial, financial and agricultural loans accounted for $1,166,000 of the increase. Early in 1997 the bank adopted a more aggressive grading procedure for loans. This process resulted in a higher number of loans being classified and charged off. There also was an increase in bankruptcy filings which adversely affected the consumer loan and credit card portfolios. The 1997 charge-offs represented 0.59% of average loans outstanding versus 0.24% the prior year. Nonperforming loans were 1.17% of total loans at year end versus 2.06% in 1996. The allowance for loan losses to nonperforming loans was 123% versus 67% at the end of 1996.

Service Charges and Fees and Other Income
     For 1998, service charge and fee income increased $642,000 (9.5%) to $7,387,000. Both higher account volumes and higher fee rates contributed to the increase in this category. Other income was up $2,661,000 (94.3%) to $5,482,000 from $2,821,000 in 1997. Items contributing to the increase in other income included; a gain on sale of the credit card portfolio of $897,000, gain on the sale of investments of $316,000 in 1998 compared to $18,000 in 1997, and gain on sale of loans of $497,000 in 1998 versus $260,000 in 1997. Overall, noninterest income increased $3,303,000 (34.5%) for the year to $12,869,000.
     For 1997 service charge and fee income was up 37.0% to $6,745,000 over 1996 results. The growth came from higher account volumes primarily due to the purchase of certain Wells deposit accounts and some selective fee increases. Other income was up 64.8% to $2,821,000 over 1996 results. Within this category commissions on the sale of annuities and mutual funds increased $708,000 or 56.4%, and gain on sale of loans increased to $260,000 versus a loss of $3,000 in 1996.

Securities Transactions
     During 1998 the Bank realized net gains of $316,000 on the sale of securities with market values of $87,094,000. The Bank purchased $199,335,000 of securities with proceeds from the sale of securities noted above, proceeds from maturities of securities totaling $100,737,000, and cash received through deposit and borrowing growth that was not used to fund loan growth.
     For 1997 the Bank realized net gains of $18,000 on the sale of securities with market values of $29,033,000. The Bank purchased $173,327,000 of securities with proceeds from the sale of securities noted above, proceeds from maturities of securities totaling $49,720,000, and cash received in conjunction with the purchase of certain Wells deposits.

Salaries and Benefits
     Salary and benefit expenses increased 7.2% to $16,803,000, and accounted for $1,132,000 of the $1,760,000 increase in noninterest expenses in 1998. Approximately $219,000 of the increase in salaries and benefits was due to a full twelve months of salary expenses from the Wells branches in 1998. Incentive and commission related salary expenses increased $632,000 (72.6%) to $1,502,000 in 1998. Base salaries and benefits increased $281,000 (1.8%) in 1998. The relatively small increase in base salaries was mainly due to a 0.5% increase in average full time equivalent employees (FTE's) from 374 during 1997 to 376 during 1998, and an average annual base salary increase of 1.3% during 1998. The large increase in incentive and commission related salary expense was more than offset by revenue growth. These results are consistent with the Bank's strategy of working more efficiently with fewer employees who are compensated in part based on their division's performance.
     Salary and benefit expenses increased 30.7% or $3,682,000 in 1997. Base salaries increased $3,208,000 (40.5%) primarily due to the purchase of nine Wells branches and their associated staff. Other components of salaries and benefits which increased significantly included; overtime, $174,000; retirement plans, $275,000; and payroll taxes, $250,000. Management and employee incentive expense decreased $281,000. Approximately 50% of the total salary increase was directly related to the conversion and ongoing operations of the purchased branches. There was additional staffing in loan production offices and support functions plus normal salary increases which also contributed to the increased costs.

Other Expenses
     Other  expenses   increased   $628,000   (3.6%)  to  $17,889,000  in  1998.
Approximately $141,000 of the increase in 1998 was due to a full twelve months of other expenses from the nine branches acquired in February of 1997. $261,000 of the increase in other expenses was due to increased equipment and data processing expenses which increased to $3,551,000 in 1998.
     Other expenses increased $5,765,000 (50.1%) in 1997. Of this amount $1,240,000 (21.5%) was directly related to the ongoing operations and $1,308,000 (22.7%) was for amortization of goodwill for the acquired branches. Another $326,000 (5.7%) were one time conversion costs for the nine branches. The following analysis excludes costs directly incurred by the new branches. Much of the cost was incurred to support the new branches. Occupancy and equipment costs increased $713,000 (19.5%), most of which was related to depreciation of equipment. Charges for ATM network and transactions increased $194,000 (77.0%) as a result of more terminals and increased volumes. Courier services were up $218,000 (76.0%) as the new branches are located in a large geographic area. Telecommunications increased $199,000 (30.5%). Loan origination fees waived for home equity loans increased $150,000 (220.6%) as a result of increased volume. The Bank also expensed $300,000 for declines in the value of certain bank premises which were vacated in connection with the Bank's decision to move its administrative offices and one branch office to new facilities.

Provision for Taxes
     The effective tax rate on income was 36.5%, 38.5%, and 40.8% in 1998, 1997, and 1996, respectively. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $1,425,000, $961,000, and $1,367,000 in these years. Tax-free income of $1,860,000, $630,000, and $120,000 from investment securities in these years helped to reduce the effective tax rate.

Return on Average Assets and Equity
     The following table sets forth certain ratios for the Company for the last three years (using average balance sheet data):

                                                 1998         1997       1996

Return on total assets                           1.03%       0.75%       1.18%
Return on shareholders' equity                  12.80%       9.34%      13.03%
Shareholders' equity to total assets             8.07%       8.04%       9.03%
Common shareholders' dividend payout ratio      39.11%      50.61%      36.22%

     During 1998, return on assets increased to 1.03%. The increase in ROA was due to increased productivity and the Bank's progress in making loans in the new market areas of the nine branches acquired in 1997, and the Sacramento and Bakersfield offices. The Company's efficiency ratio (noninterest expense divided by net interest income plus noninterest income) decreased to 64.7% in 1998 from 71.9% in 1997. Return on assets decreased in 1997 to 0.75% from the 1.18% achieved in 1996.
     In 1998, return on shareholders' equity increased to 12.80% from 9.34% in 1997. The higher ROE in 1998 was due to a 49.4% increase in net income while average shareholders' equity increased only 9.0%. Return on shareholders' equity fell to 9.34% in 1997 from 13.03% in 1996. The lower ROE in 1997 resulted from average capital increasing 12.1% while net income decreased 19.7%.
     The shareholders' average equity to average assets ratio for 1998 increased to 8.07% from 8.04% for 1997. In 1997, the average shareholders' equity to average asset ratio decreased to 8.04% from 9.03%. The 1997 change reflected the increase in assets as a result of the Wells branch acquisition which outweighed the increase in shareholders' equity.
     In 1998, dividends paid to common shareholders totaled $3,430,000 compared to $2,970,000 in 1997. The resulting common shareholders' dividend payout ratio of 39.1% in 1998 compared to 50.6% in 1997. The dividend payout ratio increased to 50.6% in 1997 from 36.2% ($2,646,000) in 1996.

(B)  Balance Sheet Analysis
Loans
     The Bank concentrates its lending activities in four principal areas: commercial loans (including agricultural loans); consumer loans; real estate mortgage loans (residential and commercial loans and mortgage loans originated for sale); and real estate construction loans. At December 31, 1998, these four categories accounted for approximately 40%, 13%, 40%, and 7% of the Bank's loan portfolio, respectively, as compared to 37%, 20%, 36% and 7%, at December 31, 1997. The shift in the percentages was primarily due to the sale of the Bank's $14,365,000 credit card portfolio in May 1998. The interest rates charged for the loans made by the Bank vary with the degree of risk, the size and maturity of the loans, the borrower's relationship with the Bank and prevailing money market rates indicative of the Bank's cost of funds.
     The majority of the Bank's loans are direct loans made to individuals, farmers and local businesses. The Bank relies substantially on local promotional activity, personal contacts by bank officers, directors and employees to compete with other financial institutions. The Bank makes loans to borrowers whose applications include a sound purpose, a viable repayment source and a plan of repayment established at inception and generally backed by a secondary source of repayment.
     At  December  31,  1998,  loans  totaled  $532,433,000  which  was an 18.6%
($83,466,000) increase over the balances at the end of 1997. The regions serviced by the nine branches acquired in 1997 and the Sacramento and Bakersfield branches accounted for $43,350,000 of the increase in loans during 1998. Loan demand continued to improve in 1998 as economic conditions and trends in interest rates were favorable for borrowers. The average loan to deposit ratio in 1998 was 67.2% as compared to 65.2% in 1997.
     At December 31, 1997 loans totaled $448,967,000 which was a 2.20% increase over the balances at the end of 1996. Demand for real estate construction and home equity loans continued to improve in 1997 as economic conditions remained favorable. Additions to the loan staff and improved calling programs also helped generate new customers. The average loan to deposit ratio in 1997 was 65.2% as compared to 70.8% in 1996, due primarily to the Wells branch acquisition.

Loan Portfolio Composite
                                                                              December 31,
                                                 1998              1997           1996                1995             1994
                                                                         (dollars in thousands)
Commercial, financial and
 agricultural                                $211,773          $165,813         $176,868          $152,173         $153,957
Consumer installment                           72,512            87,950           75,498            64,445           58,471
Real estate mortgage                          211,072           160,954          160,575            81,888           76,673
Real estate construction                       37,076            34,250           26,348            20,260           18,002
                                             ------------------------------------------------------------------------------
Total loans                                  $532,433          $448,967         $439,289          $318,766         $307,103

Nonaccrual, Past Due and Restructured Loans
     During 1998, nonperforming assets decreased $4,402,000 (58.9%) to a total of $3,077,000. Nonperforming loans decreased $3,584,000 (68.3%) to $1,665,000, and other real estate owned (OREO) decreased $818,000 (36.7%) to $1,412,000 during 1998. The decrease in nonperforming loans was due in part to favorable economic conditions and two years of operation under an enhanced system which focuses on early identification of problem loans followed by prompt action to ensure performance or charge-off of the loan. The ratio of nonperforming loans to total loans at December 31, 1998 was 0.31% versus 1.17% at the end of 1997. Classifications of nonperforming loans as a percent of the total at the end of 1998 were as follows: secured by real estate, 75%; loans to farmers, 12%; commercial loans, 10%; and consumer loans, 3%.
     Nonperforming assets at December 31, 1997 totaled $7,479,000 which was a 28.5% decrease from year end 1996. The OREO component increased from $1,389,000 at year end 1996 to $2,230,000 at year end 1997. However, this increase was offset by a substantial decrease in nonperforming loans from $9,064,000 at year end 1996 to $5,249,000 at year end 1997. The decrease in nonperforming loans was due in part to the improved financial condition of certain borrowers and the impact of new monitoring procedures put into place at the end of 1996 in an effort to improve the timeliness of payments and collections and actively manage the level of nonperforming loans. The nonperforming loans at December 31, 1997 consisted of numerous loans including 12 loans over $100,000. The largest nonperforming loan balance to any one borrower was approximately $600,000. At December 31, 1997, the ratio of nonperforming loans to total loans was 1.17% as compared to 2.06% for year end 1996. Classifications of nonperforming loans as a percent of the total at the end of 1997 were as follows: secured by real estate, 79%; loans to farmers, 9%; commercial loans, 6%; and consumer loans, 6%.
     Commercial, real estate and consumer loans are reviewed on an individual basis for reclassification to nonaccrual status when any one of the following occurs: the loan becomes 90 days past due as to interest or principal, the full and timely collection of additional interest or principal becomes uncertain, the loan is classified as doubtful by internal credit review or bank regulatory agencies, a portion of the principal balance has been charged off, or the Bank takes possession of the collateral. The reclassification of loans as nonaccrual does not necessarily reflect Management's judgment as to whether they are collectible.
     Interest income is not accrued on loans where Management has determined that the borrowers will be unable to meet contractual principal and/or interest obligations, unless the loan is well secured and in process of collection. When a loan is placed on nonaccrual, any previously accrued but unpaid interest is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection on principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of Management, the loans are estimated to be fully collectible as to both principal and interest.

     Interest income on nonaccrual loans which would have been recognized during the year ended December 31, 1998, if all such loans had been current in accordance with their original terms, totaled $324,000. Interest income actually recognized on these loans in 1998 was $104,000.
     The Bank's policy is to place loans 90 days or more past due on nonaccrual status. In some instances when a loan is 90 days past due Management does not place it on nonaccrual status because the loan is well secured and in the process of collection. A loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 30 days. Loans where the collateral has been repossessed are classified as OREO or, if the collateral is personal property, the loan is classified as other assets on the Company's financial statements.
     Management considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans. Alternatives that are considered are foreclosure, collecting on guarantees, restructuring the loan or collection lawsuits.
     The following table sets forth the amount of the Bank's nonperforming assets as of the dates indicated.

                                                                                December 31,
                                                1998              1997             1996              1995             1994
                                                                           (dollars in thousands)

Nonaccrual loans                             $ 1,045           $ 4,721          $ 9,044           $ 2,213         $ 1,122
Accruing loans past due
  90 days or more                                620               528               20               220              24
                                             ----------------------------------------------------------------------------
    Total nonperforming loans                  1,665             5,249            9,064             2,433           1,146
Other real estate owned                        1,412             2,230            1,389               631           2,124
                                             ----------------------------------------------------------------------------
    Total nonperforming assets                 3,077             7,479          $10,453           $ 3,064         $ 3,270

Nonincome producing investments
  in real estate held by Bank's real
  estate development subsidiary              $    --           $   856          $ 1,173           $ 1,173          $ 1,173

Nonperforming loans to total loans              0.31%             1.17%            2.06%             0.76%           0.37%
Allowance for loan losses to nonper-
  forming loans                                  493%              123%              67%              229%            489%
Nonperforming assets to total assets            0.34%             0.91%            1.50%             0.51%           0.55%
Allowance for loan losses to nonper-
  forming assets                                 267%               86%              58%              182%            171%

Allowance for Loan Losses Activity
     In determining the adequacy of the allowance for loan losses, Management relies primarily on its review of the loan portfolio both to ascertain whether there are probable losses to be recorded and to assess the loan portfolio in the aggregate. Problem loans are examined on an individual basis to determine estimated probable loss. In addition, Management considers current and projected loan mix and loan volumes, historical net loan loss experience for each loan category and current and anticipated economic conditions affecting each loan category. The allowance for loan losses to total loans at December 31, 1998 was 1.54% versus 1.44% at the end of 1997. This increase was the net effect of many factors. Factors which caused the Bank to increase its reserve percentage included increases in historical net loan losses in 1998 and 1997 for commercial, financial, agriculture and real estate mortgage loans, and anticipated economic and operating conditions that are expected to adversely impact certain classes of borrowers. Offsetting these factors, which increased the reserve percentage, was the sale of the Bank's credit card portfolio in May 1998. The credit card portfolio had a reserve percentage of about 6% of outstanding credit card balances. Had the credit card portfolio not been sold, the overall loss reserve target would have been approximately 1.66% of loans at December 31, 1998. At December 31, 1997, the allowance for loan losses to total loans was 1.44% versus 1.39% at the end of 1996.
     The primary risk elements considered by Management with respect to installment and residential real estate loans is lack of timely payment and the value of the collateral. The primary risk elements considered by Management with respect to real estate construction loans are the financial condition of borrowers, fluctuations in real estate values in the Bank's market areas, fluctuations in interest rates, timeliness of payments, the availability of conventional financing, the demand for housing in the Bank's market areas and general economic conditions. The primary risk elements with respect to commercial loans are the financial condition of the borrower, general economic conditions in the Bank's market area, the sufficiency of collateral, the timeliness of payment and, with respect to adjustable rate loans, interest rate fluctuations.
     Based on the current conditions of the loan portfolio, Management believes that the $8,206,000 allowance for loan losses at December 31, 1998 is adequate to absorb probable losses inherent in the Bank's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

     The following table summarizes, for the years indicated, the activity in the allowance for loan losses:

                                                                              December 31,
                                                1998              1997           1996                1995           1994
                                                                         (dollars in thousands)

Balance, beginning of year                $    6,459        $    6,097        $   5,580         $   5,608      $   5,973
Provision charged to operations                4,200             3,000              777               335            316

Loans charged off:
Commercial, financial and
  agricultural                                (1,865)           (1,289)            (283)             (149)          (338)
Consumer installment                            (702)           (1,551)            (909)             (432)           (71)
Real estate mortgage                            (188)               --               --                --             --
                                          -------------------------------------------------------------------------------
Total loans charged-off                       (2,755)           (2,840)          (1,192)             (581)        (1,050)

Recoveries:
Commercial, financial and
  agricultural                                   164                85              243                98            205
Consumer installment                             130               117               66               120            164
Real estate mortgage                               8                --               --                --             --
                                          -------------------------------------------------------------------------------
Total recoveries                                 302               202              309               218            369
                                          -------------------------------------------------------------------------------
Net loans charged-off                         (2,453)           (2,638)            (883)             (363)          (681)
Balance added through acquisition                --                --              623                --             --
                                          -------------------------------------------------------------------------------
Balance, year end                         $    8,206        $    6,459        $   6,097         $   5,580      $   5,608
                                          ===============================================================================
Average total  loans                        $487,598          $448,117         $368,550          $308,473       $303,497

Ratios:
Net charge-offs during period
  to average loans outstanding
  during period                                 0.50%             0.59%            0.24%             0.12%          0.22 %
Provision for loan losses to aver-
  age loans outstanding                         0.86%             0.67%            0.21%             0.11%          0.10 %
Allowance to loans at year end                  1.54%             1.44%            1.39%             1.75%          1.83 %



     As part of its loan review process, Management has allocated the overall allowance based on specific identified problem loans and historical loss data. The following tables summarize the allocation of the allowance for loan losses at December 31, 1998 and 1997.


                                             December 31, 1998
                                          (dollars in thousands)
                                                        Percent of
                                                       loans in each
                                                        category to
                                          Amount        total loans
Balance at End of Period Applicable to:
Commercial, financial and agricultural    $3,345            39.8%
Consumer installment                       1,154            13.6%
Real estate mortgage                       3,153            39.6%
Real estate construction                     554             7.0%
                                          ------           ------
                                          $8,206           100.0%

                                             December 31, 1997
                                           (dollars in thousands)
                                                        Percent of
                                                       loans in each
                                                        category to
                                          Amount        total loans
Balance at End of Period Applicable to:
Commercial, financial and agricultural    $2,157            36.9%
Consumer installment                       1,977            19.6%
Real estate mortgage                       2,266            35.9%
Real estate construction                      59             7.6%
                                          ------           ------
                                          $6,459           100.0%

Investment in Real Estate Properties
     At December 31, 1997, property held by a subsidiary of the Bank for the purposes of development was $856,000. During 1998, the subsidiary divested all investment properties pursuant to an agreement between the Bank and the FDIC.

Other Real Estate Owned
     The December 31, 1998 balance of Other Real Estate Owned (OREO) was $ 1,412,000 versus $2,230,000 in 1997. Properties foreclosed in 1998 and remaining in the Bank's possession at year end were valued at $432,000 net of a valuation allowance of $62,000. Properties transferred from fixed assets in 1998 and remaining in the Bank's possession at year end were valued at $575,000 net of a valuation allowance of $622,000. The Bank disposed of properties with a value of $1,680,000 in 1998. OREO properties consist of a mixture of land, single family residences and commercial buildings. OREO balances at December 31, 1996 were $1,389,000.

Intangible Assets
     At December 31, 1998 and 1997, the Bank had intangible assets totaling $7,564,000 and $8,902,000, respectively. During 1997 the Bank recorded additions of $9,066,000 and $142,000 related to the Wells and Sutter Buttes acquisitions, respectively. Amortization of intangible assets amounting to $1,338,000 and $1,342,000 was recorded in 1998 and 1997, respectively. In 1996, the Bank recorded an intangible asset related to the Sutter Buttes acquisition in the amount of $1,070,000.

Deposits
     Total deposits at December 31, 1998 increased $45,079,000 (6.2%) to $769,173,000 over the 1997 year end balances. All categories of deposits except CD's under $100,000 increased in 1998. Certificates of deposit with balances over $100,000 increased $16,047,000 to $64,857,000. State of California CD's, which increased to $40,000,000 as of December 31, 1998, accounted for $15,000,000 of the increase in CD's over $100,000. Deposits at the branches acquired from Wells Fargo Bank in 1997 increased $3,517,000 (2.4%) in 1998 for a total of $150,312,000 at December 31, 1998. The change in CD's balances and the use of State of California CD's is part of the Bank's overall deposit pricing strategy, and is closely monitored by the Bank.
     Deposits at December 31, 1997 were up $128,473,000  (21.6%) to $724,094,000 over the 1996 year end balances. Deposits at the branches acquired from Wells Fargo Bank totaled $146,795,000 at year end. These balances reflected a net runoff at these branches of 6.85% from the date of acquisition. During 1997, time certificates of deposit not related to the Wells branches decreased $18,937,000 or 8.4%. It is believed that competitive pressures from alternative products such as mutual funds and annuities contributed to this decline.

Long-Term Debt
     In 1998, the Bank made principal payments of $5,016,000 on long-term debt obligations, and added $31,500,000 under long-term debt agreements. During 1997, the Bank retired $12,841,000 of long-term debt and did not add any long-term debt.

Equity
     See Note U in the financial statements for a discussion of regulatory capital requirements. Management believes that the Company's capital is adequate to support anticipated growth, meet the cash dividend requirements of the Company and meet the future risk-based capital requirements of the Bank and the Company.

Market Risk Management
     Overview. The goal for managing the assets and liabilities of the Bank is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing the Bank to undue interest rate risk. The Board of Directors has overall responsibility for the Company's interest rate risk management policies. The Bank has an Asset and Liability Management Committee
(ALCO) which establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates.
     Asset/Liability Management. Activities involved in asset/liability management include but are not limited to lending, accepting and placing deposits, investing in securities and issuing debt. Interest rate risk is the primary market risk associated with asset/liability management. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin and market value of equity under changing interest environments. The Bank uses simulation models to forecast earnings, net interest margin and market value of equity.
     Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques the Bank is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared using inputs of actual loan, securities and interest bearing liability (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against four interest rate scenarios which are provided by an independent economic forecasting company. The scenarios include a most likely rate forecast, a rising rate forecast, a flat rate forecast and a falling rate forecast. The Bank's 1999 earnings forecast is determined by utilizing a forecast balance sheet projected from year end 1998 balances. (The Bank does not hold any assets in trading accounts.)

     The following  assumptions were used in the modeling activity:
         Total asset growth of 4.1% based on ending  balances
         Loan growth of 14.3% based on average balances
         Investment decrease of 3.1% based on ending balances
         Deposit growth of 3.1% based on average  balances
         Balance sheet target balances were the same for all rate scenarios Ending prime rate of interest for most likely rates 7.75%, for rising rates 10.50%, for flat rates 7.75% and for falling rates 6.0%

     The following table summarizes the effect on earnings before taxes of changing interest rates as measured against a flat rate (no change) scenario.

     Interest Rate Risk Simulation of Income Before Income Taxes as of December 31, 1998

                                                          Estimated Impact on
                                                           1998 Income Before
                                                              Income Taxes
                                                             (in thousands)

     Variation from flat rate scenario
         Most likely rates                                       $  72
         Rising rates                                            $ 141
         Falling rates                                           $ (55)

     The simulations of earnings do not incorporate any management actions which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.
     The Bank also uses a second simulation model which rate shocks the balance sheet with an immediate parallel shift in interest rates of +/-100 basis points
(bp). This simulation model provides estimates of the future market value of equity (MVE) and net interest margins (NIM). MVE measures the impact on equity due to the changes in the market values of assets and liabilities as a result of a change in interest rates. NIM is described above under the heading "Net Interest Income/Net Interest Margin". The Bank measures the volatility of these benchmarks using a twelve month time horizon. Using the December 31, 1998 balance sheet as the base for the simulation, the following table summarizes the effect on NIM and net interest income of a +/-100 basis point change in interest rates:

     Interest Rate Risk Simulation of NIM as of December 31, 1998

                                % Change             Change
                                  in NIM        in Net Interest
                              from Current           Margin
                            12 Mo. Horizon      12 Month Horizon
                                                 (in thousands)

        -100bp                   0 .69 %             $275
           0bp                   0 .10 %             $ 41
        +100bp                   0 .14 %             $ 54


     These results indicate that the balance sheet is asset sensitive since earnings increase when interest rates rise. The magnitude of the NIM change is within the Bank's policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.
     Gap analysis provides another measure of interest rate risk. The Bank does not actively use gap analysis in managing interest rate risk. It is presented here for comparative purposes. Interest rate sensitivity is a function of the repricing characteristics of the Bank's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity. Interest rate sensitivity management focuses on the maturity of assets and liabilities and their repricing during periods of changes in market interest rates. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in the Bank's current portfolio that are subject to repricing at various time horizons. The differences are known as interest sensitivity gaps.
     As reflected in the following repricing table at December 31, 1998, the Bank is liability sensitive in the short term (less than 6 months) and slightly asset sensitive within one year. This gap position would indicate that as interest rates rise, the Bank's earnings should be adversely impacted and conversely, as interest rates fall, earnings should be favorably impacted. Because the Bank may reprice its transaction deposits at will, transaction deposits may or may not reprice immediately with changes in interest rates. In recent years of moderate interest rate changes the Bank's earnings have reacted as though the gap position is slightly asset sensitive.

Interest Rate Sensitivity - December 31, 1998

Repricing within:
                                               3               3 - 6           6 - 12            1 - 5            Over
                                            months            months           months            years           5 years
                                                                      (dollars in thousands)
Interest-earning  assets:
    Securities                             $  51,568         $  10,663        $  17,281         $  79,668       $ 120,495
    Loans                                    241,777            29,153           39,999            91,776         129,728
                                           ------------------------------------------------------------------------------
Total interest-earning assets              $ 293,345         $  39,816        $  57,280         $ 171,444       $ 250,223

Interest-bearing liabilities
    Transaction deposits                   $ 370,508         $     ---        $     ---         $     ---       $     ---
    Time                                     130,976            57,996           47,610            13,097             146
    Short-term borrowings                     14,000               ---              ---               ---             ---
    Long-term borrowings                       3,406                 6               15            12,717          21,780
                                           ------------------------------------------------------------------------------
Total interest-bearing liabilities         $ 518,891         $  58,002        $  47,625         $  25,814       $  21,926
                                           ------------------------------------------------------------------------------
Interest sensitivity gap                   $(225,546)        $ (18,186)       $   9,656         $ 145,631       $ 228,297
Cumulative sensitivity  gap                $(225,546)        $(243,731)       $(234,075)        $ (88,445)      $ 139,852
As a percentage of earning assets:
 Interest sensitivity gap                    (27.77%)           (2.24%)           1.19%            17.93%         28.11%
 Cumulative sensitivity gap                  (27.77%)          (30.01%)         (28.82%)          (10.89%)        17.22%

Liquidity
     Liquidity refers to the Bank's ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet. Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. With the transfer of investments categorized as held-to-maturity to the available-for-sale classification on October 1, 1998, the bank has increased the amount of securities that it can sell to meet funding requirements. These activities are generally summarized as investing activities in the Consolidated Statement of Cash Flows. Net cash used by investing activities totaled approximately $95,420,000 in 1998, which means that assets were not generally used for liquidity purposes. Increased loan balances were responsible for the major use of funds in this category.
     Liquidity is generated from liabilities through deposit growth and short-term borrowings. These activities are included under financing activities in the Consolidated Statement of Cash Flows. In 1998, funds totaling $67,081,000 were provided by financing activities. Internal deposit growth and additional long-term borrowings provided funds amounting to $45,079,000 and $31,500,000, respectively, although the funds generated through long-term borrowings were not used for liquidity purposes. The Bank also had available correspondent banking lines of credit totaling $51,000,000 at year end. While these sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions.
     Liquidity is also provided or used through the results of operating activities. In 1998, operating activities provided cash of $15,346,000.
     Since the adoption of SFAS 115 on January 1, 1994 and prior to 1997, Management targeted the available-for-sale portfolio (AFS) to be maintained at 35-40% of the total securities holdings. During 1997, the Board of Directors approved Management's recommendation that up to 100% of the future securities purchases be placed in the available-for-sale category. When SFAS 115 was implemented, it was believed that the unrealized losses which might be incurred in the AFS portfolio would be used in the determination of capital for regulatory reporting purposes. Subsequently, the FDIC issued a directive that eliminates using the unrealized losses in determining regulatory capital. Consequently, classifying securities in the AFS portfolio provides management more flexibility in managing the investment portfolio as securities may be sold as the Bank's needs dictate. In connection with the adoption of SFAS 133 on October 1, 1998, the Bank reclassified its entire portfolio of held-to-maturity investment securities, with a carrying value of $78,901,000, to the available-for-sale classification. The AFS securities plus cash in excess of reserve requirements totaled $329,659,000 at December 31, 1998, which was 36.4% of total assets at that time. This was up from $223,753,000 and 27.1% at the end of 1997.
     The overall liquidity of the Bank is enhanced by the sizable core deposits which provide a relatively stable funding base. The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in the following table. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available. The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank's option. At December 31, 1998 and 1997, the Bank had $40,000,000 and $25,000,000 respectively, of these State deposits.

Certificates of Deposit in Denominations of $100,000 or More

                                                    Amounts as of
                                                     December 31,
                                       1998              1997             1996
                                                    (in thousands)
Time remaining until maturity:
Less than 3 months                  $47,957           $31,029          $19,443
3 months to 6 months                  7,208             8,312            3,396
6 months to 12 months                 3,812             7,572            7,480
More than 12 months                   5,880             1,994            2,570
                                    ------------------------------------------
  Total                             $64,857           $48,907          $32,889


     Loan demand also affects the Bank's liquidity position. The following table present the maturities of loans at December 31, 1998.


Loan Maturities - December 31, 1998
                                                                                 After
                                                                                One But
                                                               Within           Within            After 5
                                                              One Year          5 Years            Years            Total
                                                                                      (in thousands)
Loans with predetermined interest rates:
  Commercial, financial and agricultural                       $ 21,838         $ 32,357          $ 15,926         $ 70,121
  Consumer installment                                            6,227           14,082            28,470           48,779
  Real estate mortgage                                            4,581           25,476            82,073          112,130
  Real estate construction                                        7,959              119                12            8,090
                                                               ------------------------------------------------------------
                                                               $ 40,605         $ 72,034          $126,481         $239,120

Loans with floating interest rates:
  Commercial, financial and agricultural                       $ 86,406         $ 25,788          $ 29,458         $141,652
  Consumer installment                                            1,409            2,744            19,580           23,733
  Real estate mortgage                                           10,705           21,148            67,089           98,942
  Real estate construction                                       28,986              ---               ---           28,986
                                                               ------------------------------------------------------------
                                                               $127,506         $ 49,680          $116,127         $293,313
                                                               ------------------------------------------------------------
      Total loans                                              $168,111         $121,714          $242,608         $532,433

The maturity distribution and yields of the available-for-sale investment portfolio is presented in the following tables. At December 31, 1998, the Bank had no held-to-maturity securities.

Securities Maturities and Weighted Average Tax Equivalent Yields - December 31, 1998

                                                                After One Year   After Five Years
                                                  Within         but Through       but Through        After Ten
                                                 One Year        Five Years         Ten Years           Years             Total
                                              Amount  Yield     Amount  Yield     Amount  Yield     Amount  Yield     Amount  Yield
                                                                          (dollars in thousands)
Securities Available-for-Sale
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies  $21,037  5.81%     $5,122  6.28%    $13,624  6.22%     $   --           $39,783  6.01%
Obligations of states and
  political subdivisions                         572  7.53%        684  7.34%        606  6.54%     50,164  7.66%     52,026  7.65%
Mortgage-backed securities                        --             1,908  6.07%     38,224  5.64%    126,514  6.31%    166,646  6.15%
Corporate bonds                                   --                --                --            16,281  6.30%     16,281  6.30%
Other securities                                  --                --                --             4,940             4,940
                                             --------------------------------------------------------------------------------------
Total securities available-for-sale          $21,609  5.86%     $7,714  6.32%    $52,454  5.80%   $197,899  6.50%   $279,676  6.42%
                                             --------------------------------------------------------------------------------------
    Total all securities                     $21,609  5.86%     $7,714  6.32%    $52,454  5.80%   $197,899  6.50%   $279,676  6.42%

     The principal cash requirements of the Company are dividends on Common Stock when declared. The Company is dependent upon the payment of cash dividends by the Bank to service its commitments. The Company expects that the cash dividends paid by the Bank to the Company will be sufficient to meet this payment schedule.

Off-Balance Sheet Items
     The Bank has certain ongoing commitments under operating and capital leases. (See Note H of the financial statements for the terms.) These commitments do not significantly impact operating results.
     As of December 31, 1998 commitments to extend credit were the Bank's only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, options, etc. Loan commitments decreased to $134,937,000 from $145,805,000 at December 31, 1997. Much of the decrease was a result of the sale of the Bank's credit card portfolio. The commitments represent 25.3% of the total loans outstanding at year end 1998 versus 32.5% a year ago.

Disclosure of Fair Value
     The Financial Accounting Standards Board (FASB), SFAS 107, Disclosures about Fair Value of Financial Statements, requires the disclosure of fair value of most financial instruments, whether recognized or not recognized in the financial statements. The intent of presenting the fair values of financial instruments is to depict the market's assessment of the present value of net future cash flows discounted to reflect both current interest rates and the market's assessment of the risk that the cash flows will not occur.
     In determining fair values, the Bank used the carrying amount for cash, short-term investments, accrued interest receivable, short-term borrowings and accrued interest payable as all of these instruments are short term in nature. Securities are reflected at quoted market values. Loans and deposits have a long term time horizon which required more complex calculations for fair value determination. Loans are grouped into homogeneous categories and broken down between fixed and variable rate instruments. Loans with a variable rate, which reprice immediately, are valued at carrying value. The fair value of fixed rate instruments is estimated by discounting the future cash flows using current rates. Credit risk and repricing risk factors are included in the current rates. Fair value for nonaccrual loans is reported at carrying value and is included in the net loan total. Since the allowance for loan losses exceeds any potential adjustment for credit problems, no further valuation adjustment has been made.
     Demand deposits, savings and certain money market accounts are short term in nature so the carrying value equals the fair value. For deposits that extend over a period in excess of four months, the fair value is estimated by discounting the future cash payments using the rates currently offered for deposits of similar remaining maturities.
     At 1998 year end, the fair values calculated on the Bank's assets are 0.58% above the carrying values versus 0.26% above the carrying values at year end
1997. The change in the calculated fair value percentage relates to the securities and loan categories and is the result of changes in interest rates in 1998. (See Note R of the financial statements)

Year 2000 Project
     The Company utilizes software and related information technologies that will be affected by the date change in the year 2000. Additionally, the Company relies on certain noninformation technology systems such as communications and building operations systems which have embedded microprocessors that could also be affected by the date change. The failure of these noninformation technology systems could interrupt or shutdown business operations for some period of time. Based on ongoing assessments and testing, the Company has determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the adverse effects of the Year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have a material impact on the operations and financial condition of the Company and could lead to enforcement actions by regulatory agencies.
     The Company is committed to attaining Year 2000 compliance, ensuring that its information systems accurately process dates and times, including calculating, comparing and sequencing data from, into and between the 20th and 21st centuries. Non-information technology systems that may use embedded technologies are included in the process.
     The Year 2000 Project Plan underway at the Company covers five phases; awareness and planning, assessment, renovation, validation/testing and implementation. Within this project, the Company has focused on the identification and prioritization of in-house systems, reliance on vendor supplied systems and software, the exchange/transmission of data with external parties, corporate borrower compliance efforts and ongoing customer awareness/communication. In addition, the Company is addressing contingency planning at the system, department and bank levels, with focus on mission critical systems and Company functions. The awareness and planning, and assessment phases are complete and the Company is completing tasks concurrently within the renovation, validation/testing and implementation phases. The target date to complete all testing and implementations is June 30, 1999.
     For all phases, the Company budgeted $175,000 for programming changes and testing of internally developed systems and software licensed from third parties. Most of the $175,000 budgeted will be incurred and expensed in 1999. The estimated costs of and time frames related to these projects are based on estimates of the Company's management and there can be no assurance that actual costs will not differ materially from the current expectations or that the proposed time frames can be maintained. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code, the ability to formulate and implement contingency plans, if required, and similar uncertainties. The Company relies on various third party systems or services to conduct its business, including regional and national telecommunications and data processing services providers. The failure of any of these entities to satisfactorily address the year 2000 issue could have a material adverse affect on the Company's operations and financial condition. The Company is presently monitoring the progress of these and other entities' year 2000 compliance.