Form 10-Q
period 1999-03-31
TRICO BANCSHARES /
filed 1999-04-21
CIK 356171

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1999                  Commission file number 0-10661
--------------------------------                  ------------------------------

                                TRICO BANCSHARES
             (Exact name of registrant as specified in its charter)



        California                                           94-2792841
--------------------------------                  ------------------------------
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

                               Yes   X      No
                                   -----       -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class:  Common stock, no par value

Outstanding shares as of April 20, 1999:  7,122,747

                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)


                                                                                     March 31,             December 31,
                                                                                       1999                   1998
                                                                                -------------------     ------------------
Assets:
Cash and due from banks                                                           $         35,235        $        50,483
Securities available-for-sale                                                              262,224                279,676
Loans, net of allowance for loan losses of $8,986 and $8,206, respectively                 539,565                524,227
Premises and equipment, net                                                                 16,133                 16,088
Other real estate owned                                                                      1,016                  1,412
Accrued interest receivable                                                                  5,340                  5,821
Other assets                                                                                25,459                 26,892
                                                                                -------------------     ------------------
     Total assets                                                                  $       884,972        $       904,599
                                                                                ===================     ==================

Liabilities:
Deposits:
 Noninterest-bearing demand                                                        $       136,900        $       148,840
 Interest-bearing demand                                                                   148,802                149,698
 Savings                                                                                   226,315                220,810
 Time certificates                                                                         242,279                249,825
                                                                                -------------------     ------------------
     Total deposits                                                                        754,296                769,173
Federal funds purchased                                                                                            14,000
                                                                                             9,400
Accrued interest payable and other liabilities                                              12,652                 11,473
Long term borrowings                                                                        35,520                 37,924
                                                                                -------------------     ------------------
     Total liabilities                                                                     811,868                832,570

Shareholders' equity:
Common stock                                                                                49,222                 48,838
Retained earnings                                                                           23,725                 22,257
Accumulated other comprehensive income                                                         157                    934
                                                                                -------------------     ------------------
     Total shareholders' equity                                                             73,104                 72,029
                                                                                -------------------     ------------------
     Total liabilities and shareholders' equity                                    $       884,972        $       904,599
                                                                                ===================     ==================

                                TRICO BANCSHARES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                 (in thousands except earnings per common share)

                                                 For the three months
                                                   ended March 31,
                                             1999                    1998
Interest income:
  Interest and fees on loans             $     12,384            $     11,321
  Interest on investment
   securities-taxable                           3,405                   3,630
  Interest on investment
   securities-tax exempt                          548                     248
  Interest on federal funds sold                    8                      66
                                         -------------           -------------
     Total interest income                     16,345                  15,265
                                         -------------           -------------

Interest expense:
  Interest on deposits                          5,109                   5,712
  Interest on federal funds purchased             201                       4
  Interest on repurchase agreements                 7                      53
  Interest on other borrowings                    521                     169
                                         -------------           -------------
     Total interest expense                     5,838                   5,938
                                         -------------           -------------
     Net interest income                       10,507                   9,327

Provision for loan losses                         840                     825
                                         -------------           -------------
    Net interest income after
     provision for loan losses                  9,667                   8,502

Noninterest income:
  Service charges and fees                      1,707                   1,882
  Other income                                  1,255                   1,124
                                         -------------           -------------
     Total noninterest income                   2,962                   3,006
                                         -------------           -------------
Noninterest expenses:
  Salaries and related expenses                 4,433                   4,187
  Other, net                                    4,053                   4,200
                                         -------------           -------------
     Total noninterest expenses                 8,486                   8,387
                                         -------------           -------------

Net income before income taxes                  4,143                   3,121

  Income taxes                                  1,509                   1,191
                                         -------------           -------------
     Net income                          $      2,634            $      1,930
                                         =============           =============

Basic earnings per common share          $       0.37            $       0.28
                                         =============           =============
Diluted earnings per common share        $       0.36            $       0.27
                                         =============           =============

                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)
                     (in thousands, except number of shares)

                                            Common stock                       Accumulated
                                     --------------------------                   Other
                                        Number                   Retained     Comprehensive                 Comprehensive
                                       of shares      Amount     earnings        Income          Total         Income
                                     --------------------------------------------------------------------------------------
Balance, December 31, 1998              7,050,990      $48,838     $22,257              $934     $72,029
Exercise of Common Stock options           72,550          365                                      $365
Repurchase of Common Stock                 (3,093)         (22)        (27)                         ($49)
Common stock cash dividends                                         (1,139)                      ($1,139)
Stock option amortization                                   41                                       $41
Comprehensive income:
 Net income                                                          2,634                        $2,634            $2,634
 Other comprehensive income:
  Change in unrealized gain
   on securities, net of tax
   and reclassification adjustment                                                      (777)      ($777)            ($777)
                                                                                                          -----------------
Comprehensive income                                                                                                $1,857
                                     --------------------------------------------------------------------------------------
Balance, March 31, 1999                 7,120,447      $49,222     $23,725              $157     $73,104
                                     ---------------------------------------------------------------------

                                        TRICO BANCSHARES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in thousands)
                                                                        For the three months
                                                                           ended March 31,
                                                                      1999                  1998
                                                                 ----------------      --------------
Operating activities:
  Net income                                                             $2,634              $1,930
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses                                             840                 825
      Provision for losses on other real estate owned                         -                  38
      Depreciation and amortization                                         647                 628
      Amortization of intangible assets                                     284                 335
      Accretion and amortization of investment
           securities discounts and premiums, net                           181                (162)
      Deferred income taxes                                                 (80)                (36)
      Investment security gains, net                                         (9)                (80)
      Gain on sale of OREO                                                  (14)                (25)
      Gain on sale of loans                                                (358)               (215)
      (Gain) loss on sale of fixed assets                                    (7)                 38
      Amortization of stock options                                          41                  41
      Decrease in interest receivable                                       481                 205
      Increase (decrease) in interest payable                               (67)                 54
      Decrease in other assets and liabilities                            3,025               2,274
                                                                 ----------------      --------------
        Net cash provided by operating activities                         7,598               5,850
                                                                 ----------------      --------------
Investing activities:
  Proceeds from maturities of securities held-to-maturity                     -               4,191
  Proceeds from maturities of securities available-for-sale              34,883              53,091
  Proceeds from sales of securities available-for-sale                    9,187              15,079
  Purchases of securities available-for-sale                            (28,018)            (80,298)
  Proceeds from sale of fixed asset                                          27                 173
  Net increase in loans                                                 (16,000)            (18,049)
  Purchases of premises and equipment                                      (406)               (982)
  Proceeds from sale of OREO                                                185                 882
  Purchases and additions to real estate properties                           -                 (21)
                                                                 ----------------      --------------
        Net cash used by investing activities
                                                                           (142)            (25,934)
                                                                 ----------------      --------------
Financing activities:
  Net increase (decrease) in deposits                                   (14,877)              4,911
  Net increase (decrease) in Fed funds purchased                         (4,600)            (15,300)
  Net increase (decrease) in repurchase agreements                            -               3,300
  Borrowings under long-term debt agreements                              1,000                   -
  Payments of principal on long-term debt agreements                     (3,404)                 (4)
  Repurchase of common stock                                                (49)                  -
  Cash dividends                                                         (1,139)               (746)
  Exercise of common stock options                                          365                  19
                                                                 ----------------      --------------
        Net cash used by financing activities                           (22,704)             (7,820)
                                                                 ----------------      --------------
        Increase (decrease) in cash and cash equivalents                (15,248)            (27,904)
Cash and cash equivalents at beginning of period                         50,483              63,476
                                                                 ----------------      --------------
Cash and cash equivalents at end of period                              $35,235             $35,572
                                                                 ----------------      --------------
Supplemental information
  Cash paid for taxes                                                       $50                $280
  Cash paid for interest expense                                         $5,905              $5,884

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

The interim results for the three months ended March 31, 1999 and 1998 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 1998.


Note B - Earnings per Share

On October 30, 1998, the Company effected a 3-for-2 stock split for shareholders of record on October 9, 1998. Basic and diluted earnings per share retroactively restated to reflect this stock split are as follows (in thousands except per share data):

                                               Three Months Ended March 31, 1999
                                                          Weighted
                                                           Average    Per-Share
                                                Income     Shares      Amount
Basic Earnings per Share
  Net income available to common shareholders  $ 2,634     7,105,437    $ 0.37
Common stock options outstanding                    --       191,889
Diluted Earnings per Share
  Net income available to common shareholders  $ 2,634     7,297,326    $ 0.36
                                               =======     =========


                                               Three Months Ended March 31, 1998
                                                          Weighted
                                                           Average    Per-Share
                                                Income     Shares      Amount
Basic Earnings per Share
  Net income available to common shareholders  $ 1,930     6,988,544    $ 0.28
Common stock options outstanding                    --       288,943
Diluted Earnings per Share
  Net income available to common shareholders  $ 1,930     7,277,487    $ 0.27
                                               =======     =========

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

Overview

The Company had record quarterly earnings of $2,634,000 for the three months ended March 31, 1999. The quarterly earnings represented a 36.5% increase over the $1,930,000 reported for the three months ended March 31, 1998. Diluted earnings per share were $0.36 versus $0.27.

First quarter 1999 pretax earnings increased $1,022,000 to $4,143,000. Net interest income reflected growth of 12.7% to $10,507,000. The interest income component was up $1,080,000 (7.1%) due to higher quarter over quarter volume of both loans and securities. The average balance of loans was up $80,629,000 (17.8%) to $534,161,000 while the average balance of securities was up $6,449,000 (2.4%) to $273,628,000 in 1999. The average yield on loans was down 71 basis points to 9.27% while the average yield on securities was up 20 basis points to 6.20% in 1999. The average balance of interest earning assets increased $83,355,000 (11.5%) to $808,523,000 while the average yield on interest earning assets decreased to 8.23% in the first quarter of 1999 versus 8.49% in the first quarter of 1998. Interest expense decreased $100,000 (1.7%) which was due to a 35 basis point decrease in the average rate paid on interest bearing liabilities to 3.49% offset by an 8.3% increase in the volume of interest bearing liabilities to $669,109,000 in 1999. Net interest margin was 5.34% for the first quarter of 1999 versus 5.22% in the prior year.

Provision for loan losses for the first quarter of 1999 was $840,000 versus $825,000 in the same quarter in 1998. Net loan charge offs in the first quarter of 1999 were $60,000 compared to $500,000 in the same period of 1998.

Noninterest income in the first quarter of 1999 was $2,962,000 versus $3,006,000 in the same period of 1998. The 1998 results included $129,000 of fee income related to the Bank's credit card portfolio, which was sold in May 1998. Commission income from the sale of investment products was $520,000 in the first quarter of 1999 versus $458,000 in 1998. For the three months ended March 31, 1999, gain on sale of loans and investments were $358,000 and $9,000, respectively, compared to $215,000 and $80,000, respectively, in 1998. Excluding credit card fee income, investment commission income, and gain on sale of loans and investments, noninterest income decreased $49,000 to $2,075,000 in the first quarter of 1999. Most of this decrease was due to the elimination of certain deposit products, which also resulted in offsetting reductions in related noninterest expenses.

Noninterest expense increased $99,000 (1.2%) to $8,486,000 in the first quarter 1999 versus 1998. Salary and benefit expense increased $246,000 (5.9%) on a quarter over quarter basis to $4,433,000. The salary expense was higher due to increased commissions paid on loan and investment sales and normal salary progression. Other noninterest expenses decreased $147,000 (3.5%) to $4,053,000 in the first quarter of 1999. A recovery of $8,000 of expenses related to loan collections and other real estate owned in the first quarter of 1999 compared to expenses of $130,000 in the same period of 1998 accounted for $138,000 of the decrease in other noninterest expenses.

Assets of the Company totaled $884,972,000 at March 31, 1999 which was a decrease of $19,627,000 from December 31, 1998 balances and a $62,550,000 increase from March 31, 1998 ending balances.

For the first quarter of 1999 the Company had an annualized return on assets of 1.19% and a return on equity of 14.37% versus 0.96% and 11.66% in 1998. TriCo Bancshares ended the quarter with a Tier 1 capital ratio of 10.7% and a total risk-based capital ratio of 12.0%.

The following table provides a summary of the major elements of income and expense for the first quarter of 1999 compared with the first quarter of 1998.

                                TRICO BANCSHARES
                              CONDENSED COMPARATIVE
                                INCOME STATEMENT
                (in thousands, except earnings per common share)

                                           Three months
                                          ended March 31,           Percentage
                                      1999              1998          Change
                                       (in thousands, except         increase
                                        earnings per share)         (decrease)

Interest income                 $      16,630    $      15,394          8.0%
Interest expense                        5,838            5,938         -1.7%
                                --------------   --------------
Net interest income                    10,792            9,456         14.1%
Provision for loan losses                 840              825          1.8%
                                --------------   --------------
Net interest income after
  provision for loan losses             9,952            8,631         15.3%

Noninterest income                      2,962            3,006         -1.5%
Noninterest expenses                    8,486            8,387          1.2%
                                --------------   --------------
Net income before income taxes          4,428            3,250         36.2%
Income taxes                            1,509            1,191         26.7%
Tax equivalent adjustment1                285              129        121.0%
                                --------------   --------------
Net income                      $       2,634    $        1,930         36.5%
                                ==============   ==============

Diluted earnings per common share2      $0.36             $0.27         33.3%

1 Interest on tax-free  securities is reported on a tax equivalent basis of 1.52 for March 31, 1999 and 1998.
2 Calculated and restated to reflect the Company's 3-for-2 common stock split effected October 30, 1998.

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

For the three months ended March 31, 1999, interest income increased $1,236,000 or 8.0% over the same period in 1998. The average balance of total earning assets was higher by $83,355,000 (11.5%). The average balance of loans and securities outstanding increased $80,629,000 (17.8%) and $6,449,000 (2.4%), respectively, while Federal Funds sold decreased $3,723,000 (83.5%). The loan and securities volume increases accounted for additional interest income of $2,013,000 and $97,000, respectively. The decrease in the average balance of Federal Funds sold resulted in a reduction in interest income of $55,000. The average yields on loans and Federal Funds sold were lower by 71 and 156 basis points, respectively, and reduced interest income for the quarter by $953,000. The average yield on securities was higher by 20 basis points increasing interest income for the quarter by $134,000. The overall yield on earning assets fell 26 basis points to 8.23%.

For the first quarter of 1999, interest expense decreased by $100,000 or 1.7% over the year earlier period. Average balances of demand deposits, savings deposits, and borrowings increased $11,697,000 (8.8%), $7,317,000 (3.4%), and
$39,201,00 (254.6%) respectively. The average balance of time deposits was $7,098,000 (2.8%) lower during the first quarter of 1999 versus the year earlier period. For the first quarter of 1999, the average balance of total interest bearing liabilities increased $51,117,000 (8.3%) over the year earlier period increasing interest expense by $645,000. The overall average rate on earning liabilities fell 35 basis points to 3.49%, and reduced interest expense by $745,000.

The combined effect of the increase in interest income and the decrease in interest expense for the first quarter of 1999 versus 1998 resulted in an increase of $1,336,000 or 14.1% in net interest income. Net interest margin was up 12 basis points from 5.22% to 5.34%. The average balance of noninterest bearing deposits was $22,777,000 (20.8%) higher in the first quarter of 1999 versus the first quarter of 1998.

The following two tables provide summaries of the components of the interest income, interest expense and net interest margins on earning assets for the quarter ended March 31, 1999 versus the same period in 1998.


                                TRICO BANCSHARES
                       ANALYSIS OF CHANGE IN NET INTEREST
                            MARGIN ON EARNING ASSETS
                                 (in thousands)
                                                                    Three Months Ended
                                              March 31, 1999                                   March 31, 1998
                                              --------------                                   --------------

                                Average         Income/         Yield/           Average         Income/         Yield/
                                Balance1        Expense         Rate             Balance1        Expense         Rate
Assets
Earning assets
  Loan 2,3                         $ 534,161       $  12,384         9.27%          $ 453,532      $  11,321          9.98%
  Securities                         273,628           4,238         6.20%            267,179          4,007          6.00%
  Federal funds sold                     734               8         4.36%              4,457             66          5.92%
                                -------------   -------------   -----------      -------------   ------------    -----------
    Total earning assets             808,523          16,630         8.23%            725,168         15,394          8.49%
                                                -------------                                    ------------
Cash and due from bank                35,592                                           32,670
Premises and equipment                16,107                                           18,985
Other assets,net                      35,301                                           34,419
Less:  allowance
  for loan losses                     (8,471)                                          (6,621)
                                -------------                                    -------------
      Total                        $ 887,052                                        $ 804,621
                                =============                                    =============

Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits                  $ 145,307             564         1.55%          $ 133,610            748          2.24%
  Savings deposits                   224,501           1,679         2.99%            217,184          1,648          3.04%
  Time deposits                      244,705           2,866         4.68%            251,803          3,316          5.27%
Fed funds purchased                   16,280             201         4.94%                235              4          6.81%
Repurchase agreements                    555               7         5.05%              3,722             53          5.70%
Long-term debt                        37,761             521         5.52%             11,438            169          5.91%
                                -------------   -------------   -----------      -------------   ------------    -----------
   Total interest-bearing
      liabilities                    669,109           5,838         3.49%            617,992          5,938          3.84%
                                                -------------                                    ------------
Noninterest-bearing deposits         132,358                                          109,581
Other liabilities                     12,242                                           10,845
Shareholders' equity                  73,343                                           66,203
                                -------------                                    -------------
    Total liabilities
      and shareholders' equity     $ 887,052                                        $ 804,621
                                =============                                    =============

Net interest rate spread5                                            4.74%                                            4.65%
Net interest income/net                            $  10,792                                        $  9,456
                                                =============                                    ============
  interest margin6                                     5.34%                                           5.22%
                                                =============                                    ============


1Average balances are computed principally on the basis of daily balances.
2Nonaccrual loans are included.
3Interest income on loans includes fees on loans of $737,000 in 1999 and $627,000 in 1998.
4Interest income is stated on a tax equivalent basis of 1.52 at March 31, 1999 and 1998.
5Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
6Net  interest  margin is  computed by  dividing  net  interest  income by total average earning assets.

                                TRICO BANCSHARES
                       ANALYSIS OF VOLUME AND RATE CHANGES
                       ON NET INTEREST INCOME AND EXPENSE
                                  (in thousand)

                                        For the three months ended March 31,
                                                  1999 over 1998

                                                                Yield/
                                          Volume     Rate4       Total
                                         --------   -------    --------
Increase (decrease) in interest income:
    Loans 1,2                             $2,013     $(950)     $1,063
    Investment securities3                    97       134         231
    Federal funds sold                       (55)       (3)        (58)
                                         --------   -------    --------
      Total                                2,054      (819)      1,236
                                         --------   -------    --------
Increase (decrease) in interest expense:
    Demand deposits
      (interest-bearing)                      65      (249)       (184)
    Savings deposits                          56       (25)         31
    Time deposits                            (93)     (357)       (450)
    Federal funds purchased                  273       (76)        197
    Repurchase agreements                    (45)       (1)        (46)
    Long-term debt                           389       (37)        352
                                         --------   -------    --------
      Total                                  645      (745)       (100)
                                         --------   -------    --------
Increase (decrease) in
  net interest income                      $1,409    $ (74)     $1,336
                                         ========   =======    ========


1Nonaccrual loans are included.
2Interest  income on loans  includes fee income on loans of $737,000 in 1999 and
  $627,000 in 1998.
3Interest income is stated on a tax equivalent basis of 1.52 for March 31, 1999 and 1998.
4The rate/volume variance has been included in the rate variance.

Provision for Loan Losses

The Bank provided $840,000 for loan losses in the first quarter of 1999 versus $825,000 in 1998. Net charge-offs for all loans in the first quarter of 1999 totaled $60,000 versus $500,000 in the year earlier period.

Noninterest Income

Noninterest income in the first quarter of 1999 was $2,962,000 versus $3,006,000 in the same period of 1998. The 1998 results included $129,000 of fee income related to the Bank's credit card portfolio, which was sold in May 1998. Commission income from the sale of investment products was $520,000 in the first quarter of 1999 versus $458,000 in 1998. For the three months ended March 31, 1999, gain on sale of loans and investments were $358,000 and $9,000, respectively, compared to $215,000 and $80,000, respectively, in 1998. Excluding credit card fee income, investment commission income, and gain on sale of loans and investments, noninterest income decreased $49,000 to $2,075,000 in the first quarter of 1999. Most of this decrease was due to the elimination of certain deposit products, which also resulted in offsetting reductions in related noninterest expenses.

Noninterest Expense

Noninterest expense increased $99,000 (1.2%) to $8,486,000 in the first quarter 1999 versus 1998. Salary and benefit expense increased $246,000 (5.9%) on a quarter over quarter basis to $4,433,000. The salary expense was higher due to increased commissions paid on loan and investment sales and normal salary progression. Other noninterest expenses decreased $147,000 (3.5%) to $4,053,000 in the first quarter of 1999. A recovery of $8,000 of expenses related to loan collections and other real estate owned in the first quarter of 1999 compared to expenses of $130,000 in the same period of 1998 accounted for $138,000 of the decrease in other noninterest expenses.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 1999 was 36.4% and reflects a decrease from 38.2% in the year earlier period. The decrease in tax rate is mainly the result of higher nontaxable earnings from municipal bonds.

Loans

In the first quarter of 1999, loan balances increased $16,118,000 or 3.0% from the year end balances. Both commercial and real estate loans increased while there was a slight decrease in consumer loans. At March 31, 1999 loans totaled $548,551,000 which was a $80,396,000 (17.2%) increase from the year earlier totals.

Securities

At March 31, 1999, securities available-for-sale had a fair value of $262,224,000 and an amortized cost of $261,976,000. This portfolio contained mortgage-backed securities with an amortized cost of $166,281,000 of which $29,959,000 were CMO's. At March 31, 1999, the Bank had no securities classified as held-to-maturity.

Nonperforming Loans

As shown in the following table, total nonperforming assets have decreased 13.7% to $2,656,000 in the first three months of 1999. Non performing assets represent only 0.30% of total assets. Both nonaccrual loans and OREO decreased during this period. All nonaccrual loans are considered to be impaired when determining the valuation allowance under SFAS 114. The Bank continues to make a concerted effort to work problem and potential problem loans to reduce risk of loss.

                                             March 31,     December 31,
                                               1999            1998

Nonaccrual loans                           $      989      $    1,045
Accruing loans past due 90 days or more           651             620
Restructured loans (in compliance with
  modified terms)                                   0               0
                                           -----------     -----------
     Total nonperforming loans                  1,640           1,665

Other real estate owned                         1,016           1,412
                                           -----------     -----------
     Total nonperforming assets            $    2,656      $    3,077
                                           ===========     ===========

Nonperforming loans to total loans              0.30%           0.31%
Allowance for loan losses to
  nonperforming loans                            548%            493%
Nonperforming assets to total assets            0.30%           0.34%
Allowance for loan losses to
  nonperforming assets                           338%            267%

Allowance for Loan Loss

The Bank maintains its allowance for loan losses at a level Management believes will be adequate to absorb probable losses inherent in existing loans, leases and commitments to extend credit, based on evaluations of the collectibility, impairment and prior loss experience of loans, leases and commitments to extend credit.

The following table presents information concerning the allowance and provision for loan losses.

                                         March 31,       March 31,
                                           1999            1998
                                             (in thousands)

Balance, beginning of period           $     8,206     $     6,459
Provision charged to operations                840             825
Loans charged off                             (100)           (556)
Recoveries of loans previously
  charged off                                   40              56
                                       ============    ============
Balance, end of period                 $     8,986     $     6,784
                                       ============    ============

Ending loan portfolio                  $   548,551     $   468,155
                                       ============    ============
Allowance to loans as a
  percentage of ending loan portfolio        1.64%           1.45%
                                       ============    ============


Equity

The following table indicates the amounts of regulatory capital of the Company.

                                                                                     To Be Well
                                                                                  Capitalized Under
                                                                For Capital       Prompt Corrective
                                         Actual            Adequacy Purposes     Action Provisions
                                     Amount     Ratio        Amount     Ratio      Amount   Ratio
As of  March 31, 1999:
Total Capital
    to Risk Weighted Assets          $73,332   11.96%       =>$49,054 =>8.0%     =>$61,317  =>10.0%
Tier I Capital
    to Risk Weighted Assets          $65,667   10.71%       =>$24,527 =>4.0%     =>$36,791  => 6.0%



                                   Item 3. MARKET RISK MANAGEMENT

There have not been any significant changes in the risk management profile of the Bank since December 31, 1998.

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


                                                          TRICO BANCSHARES



Date        April 20, 1999                 /s/ Robert H. Steveson
        ------------------                 -------------------------------------
                                           Robert H. Steveson
                                           President and Chief Executive Officer


Date        April 20, 1999                 /s/ Thomas J. Reddish
        ------------------                 -------------------------------------
                                           Thomas J. Reddish
                                           Vice President and Controller