Form 10-Q
period 1999-06-30
TRICO BANCSHARES /
filed 1999-07-26
CIK 356171

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1999                   Commission file number 0-10661
-------------------------------                   ------------------------------

                                TRICO BANCSHARES
             (Exact name of registrant as specified in its charter)


            California                                    94-2792841
-------------------------------                   ------------------------------
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

                      Yes   X            No
                          -----             -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class:  Common stock, no par value

Outstanding shares as of July 23, 1999:  7,138,879


                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)


                                                                                 June 30,              December 31,
                                                                                  1999                    1998
                                                                            ------------------     ------------------
Assets:
Cash and due from banks                                                      $         39,098       $         50,483
Federal funds sold                                                                      2,500                      -
                                                                            ------------------     ------------------
   Cash and cash equivalents                                                           41,598                 50,483
Securities available-for-sale                                                         237,435                279,676

Loans, net of allowance for loan losses of $(9,716) and $(8,207)                      554,926                524,227
Premises and equipment, net                                                            16,375                 16,088
Other real estate owned                                                                   719                  1,412
Accrued interest receivable                                                             5,666                  5,821
Other assets                                                                           31,706                 26,892
                                                                            ------------------     ------------------
     Total assets                                                             $       888,425        $       904,599
                                                                            ==================     ==================

Liabilities:
Deposits
 Noninterest-bearing demand                                                   $       134,907        $       148,840
 Interest-bearing demand                                                              138,048                149,698
 Savings                                                                              220,433                220,810
 Time certificates                                                                    252,707                249,825
                                                                             ------------------     ------------------
     Total deposits                                                                   746,095                769,173
Fed funds purchased                                                                     3,600                 14,000
Accrued interest payable and other liabilities                                         12,020                 11,473
Long term borrowings                                                                   55,515                 37,924
                                                                            ------------------     ------------------
     Total liabilities                                                                817,230                832,570


Shareholders' equity:
Common stock                                                                           49,301                 48,838
Retained earnings                                                                      25,335                 22,257
Accumulated other comprehensive income                                                 (3,441)                   934
                                                                            ------------------     ------------------
     Total shareholders' equity                                                        71,195                 72,029
                                                                            ------------------     ------------------
     Total liabilities and shareholders' equity                               $       888,425       $        904,599
                                                                            ==================     ==================

                                                TRICO BANCSHARES
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                  (unaudited)
                                (in thousands except earnings per common share)

                                                For the three months                   For the six months
                                                   ended June 30,                        ended June 30,
                                                   --------------                        --------------
                                              1999               1998                1999               1998
                                              ----               ----                ----               ----
Interest income:
  Interest and fees on loans                $    12,889        $    11,922          $   25,273       $    23,243
  Interest on investment
   securities-taxable                             3,108              3,860               6,513             7,490
  Interest on investment
   securities-tax exempt                            562                437               1,110               685
  Interest on federal funds sold                     35                 62                  43               128
                                          --------------     --------------      --------------     -------------
     Total interest income                       16,594             16,281              32,939            31,546
                                          --------------     --------------      --------------     -------------

Interest expense:
  Interest on deposits                            5,066              5,867              10,175            11,579
  Interest on federal funds purchased                94                 64                 295                68
  Interest on repurchase agreements                  21                159                  28               212
  Interest on other borrowings                      672                410               1,193               579
                                          --------------     --------------      --------------     -------------
     Total interest expense                       5,853              6,500              11,691            12,438
                                          --------------     --------------      --------------     -------------

     Net interest income                         10,741              9,781              21,248            19,108

Provision for loan losses                           870              1,235               1,710             2,060
                                          --------------     --------------      --------------     -------------
    Net interest income after
     provision for loan losses                    9,871              8,546              19,538            17,048

Noninterest income:
  Service charges and fees                        1,780              1,875               3,487             3,757
  Other income                                    1,588              2,080               2,843             3,204
                                          --------------     --------------      --------------     -------------
     Total noninterest income                     3,368              3,955               6,330             6,961
                                          --------------     --------------      --------------     -------------
Noninterest expenses:
  Salaries and related expenses                   4,480              4,228               8,913             8,415
  Other, net                                      4,407              4,880               8,460             9,080
                                          --------------     --------------      --------------     -------------
  Total noninterest expenses                      8,887              9,108              17,373            17,495
                                          --------------     --------------      --------------     -------------

Net income before income taxes                    4,352              3,393               8,495             6,514

  Income taxes                                    1,601              1,252               3,110             2,443
                                          --------------     --------------      --------------     -------------
     Net income                                   2,751              2,141               5,385             4,071

Basic earnings per common share           $        0.39      $        0.31       $        0.76      $       0.58
                                          ==============     ==============      ==============     =============
Diluted earnings per common share         $        0.38      $        0.29       $        0.74      $       0.56
                                          ==============     ==============      ==============     =============


                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)
                     (in thousands, except number of shares)



                                             Common stock                             Accumulated
                                                                                         other
                                       Number                         Retained       comprehensive                     Comprehensive
                                     of shares         Amount         earnings           income            Total           income
                                    -------------   -------------   -------------   ---------------    ------------    -------------
Balance, December 31, 1998             7,050,990        $ 48,831        $ 22,257       $       934        $ 72,029

Exercise of common stock
 options                                  79,850             403                                          $    403

Repurchase of common stock                (3,093)            (22)            (27)                         $    (49)

Common stock cash
 dividends                                                                (2,280)                         $ (2,280)

Stock option amortization                                     82                                          $     82

Comprehensive income:
 Net income                                                                5,385                          $  5,385       $  5,385
 Other comprehensive income, net of tax:
  Change in unrealized loss on securities,
  net of tax of ($2,535)                                                                    (4,375)       $ (4,375)      $ (4,375)
                                                                                                                       -------------
 Other comprehensive income                                                                                              $ (4,375)
                                                                                                                       -------------
Comprehensive income                                                                                                     $  1,010
                                    -------------   -------------   -------------   ---------------    ------------    =============
Balance, June 30, 1998                 7,127,747        $ 49,301        $ 25,335      $     (3,441)       $ 71,195
                                    =============   =============   =============   ===============    ============


                                          TRICO BANCSHARES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)
                                                                              For the six months
                                                                                ended June 30,
                                                                           1999                1998
Operating activities:
Net income                                                              $   5,385          $   4,071
Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
    Provision for loan losses                                               1,710              2,060
    Provision for losses on other real estate owned                            10                342
    Depreciation and amortization                                           1,309              1,287
    Amortization of intangible assets                                         568                669
    Accretion of investment security discounts                                345               (138)
    Deferred income taxes                                                    (106)              (124)
    Investment security (gains) losses (net)                                  (24)              (137)
    (Gain) loss on sale of OREO                                              (170)               (30)
    (Gain) loss on sale of loans                                             (553)              (294)
    (Gain) loss on sale of fixed assets                                        (7)                69
    Amortization of stock options                                              82                 83
    (Increase) decrease in interest receivable                                155               (530)
    Increase (decrease) in interest payable                                  (379)               301
    (Increase) decrease in other assets and liabilities                    (1,532)             1,097
                                                                   ---------------      --------------
         Net cash provided (used) by operating activities                   6,793              8,726

Investing activities:
    Proceeds from maturities of securities held-to-maturity                     -              7,939
    Proceeds from maturities of securities available-for-sale              48,956             59,577
    Proceeds from sale of securities available-for-sale                    14,137             37,710
    Purchases of securities available-for-sale                            (28,083)          (136,066)
    Net (increase) decrease in loans                                      (32,627)           (42,029)
    Proceeds from sales of fixed assets                                        28                180
    Purchases of premises and equipment                                    (1,228)            (1,071)
    Purchases and additions to real estate properties                           -                (21)
    Proceeds from the sale of OREO                                            952              1,224
                                                                   ---------------      --------------
         Net cash provided (used) by investing activities                   2,135            (72,557)

Financing activities:
    Net increase (decrease) in deposits                                   (23,078)             1,384
    Net increase (decrease) in Fed funds purchased                        (10,400)              (300)
    Net increase (decrease) in repurchase agreements                            -             17,600
    Borrowings under long-term debt agreements                             21,000             30,000
    Payments of principal on long-term debt agreements                     (3,409)            (5,008)
    Cash dividends - Common                                                (2,280)            (1,498)
    Repurchase of common stock                                                (49)                 -
    Exercise of common stock options                                          403                 97
                                                                   ---------------      --------------
         Net cash provided (used) by financing activities                 (17,813)            42,275
                                                                   ---------------      --------------

         Increase (decrease) in cash and cash equivalents                  (8,885)           (21,556)
         Cash and cash equivalents at beginning of year                    50,483             63,476
                                                                   ---------------      --------------
         Cash and cash equivalents at end of period                  $     41,598       $     41,920
                                                                   ===============      ==============

Supplemental information:
    Cash paid for taxes                                              $      3,680       $      3,280
    Cash paid for interest expense                                   $     12,070       $     12,137

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

The interim results for the three months ended June 30, 1999 and 1998 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 1998.

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


                                        Three months ended     Six months ended
                                             June 30,              June 30,
                                         1999        1998      1999       1998
Net income                              $2,751      $2,141    $5,385     $4,071
Net change in unrealized gains (losses)
  on securities available-for-sale      (3,598)        183    (4,375)       152
                                        -------     -------   -------    -------
Comprehensive income                    $ (847)     $2,324    $1,010     $4,223
                                        =======     =======   =======    =======

Note C - Earnings per Share

The Company's basic and diluted earnings per share are as follows
 (in thousands except per share data):
                                                Three Months Ended June 30, 1999
                                                         Weighted
                                                          Average      Per-Share
                                               Income     Shares        Amount
Basic Earnings per Share
  Net income available to common shareholders  $2,751     7,124,366       $0.39
Common stock options outstanding                   --       187,514
Diluted Earnings per Share
  Net income available to common shareholders  $2,751     7,311,880       $0.38
                                               ======     =========

                                                Three Months Ended June 30, 1998
                                                         Weighted
                                                          Average      Per-Share
                                               Income     Shares        Amount
Basic Earnings per Share
  Net income available to common shareholders  $2,141     7,007,285       $0.31
Common stock options outstanding                   --       281,196
Diluted Earnings per Share
  Net income available to common shareholders  $2,141     7,288,481       $0.29
                                               ======     =========

                                                 Six Months Ended June 30, 1999
                                                         Weighted
                                                          Average      Per-Share
                                               Income     Shares        Amount
Basic Earnings per Share
  Net income available to common shareholders  $5,385     7,115,024       $0.76
Common stock options outstanding                   --       189,689
Diluted Earnings per Share
  Net income available to common shareholders  $5,385     7,304,713       $0.74
                                               ======     =========

                                                 Six Months Ended June 30, 1998
                                                         Weighted
                                                          Average      Per-Share
                                               Income     Shares        Amount
Basic Earnings per Share
  Net income available to common shareholders  $4,071     6,997,967       $0.58
Common stock options outstanding                   --       285,048
Diluted Earnings per Share
  Net income available to common shareholders  $4,071     7,283,015       $0.56
                                               ======     =========

Note D - Business Segments

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, (SFAS 131). This Statement establishes standards for the reporting and display of information about operating segments and related disclosures.

The Company is principally engaged in traditional community banking activities provided through its twenty-seven branches and nine in-store branches located throughout Northern California. Community banking activities include the Bank's commercial and retail lending, deposit gathering and investment and liquidity management activities. In addition to its community banking services, the Bank offers investment brokerage and leasing services. The Company held investments in real estate through its wholly-owned subsidiary, TCB Real Estate. These activities are monitored and reported by Bank management as separate operating segments.

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

Summarized financial information concerning the Bank's reportable segments is as follows (in thousands):
                                      Community
                                       Banking          Other         Total
Three Months Ended June 30, 1999
Net interest income                   $  10,667      $     74      $  10,741
Noninterest income                        2,708           660          3,368
Noninterest expense                       8,523           364          8,887
Net income                                2,524           227          2,751
Assets                                $ 883,374      $  5,051      $ 888,425

Three Months Ended June 30, 1998
Net interest income                   $   9,779      $      2      $   9,781
Noninterest income                        3,294           661          3,955
Noninterest expense                       8,726           382          9,108
Net income                                1,969           172          2,141
Assets                                $ 821,834      $    588      $ 822,422

Six Months Ended June 30, 1999
Net interest income                   $  21,157      $     91      $  21,248
Noninterest income                        5,060         1,270          6,330
Noninterest expense                      16,707           666         17,373
Net income                                4,954           431          5,385
Assets                                $ 883,374      $  5,051      $ 888,425

Six Months Ended June 30, 1998
Net interest income                   $  19,105      $      3      $  19,108
Noninterest income                        5,826         1,135          6,961
Noninterest expense                      16,857           638         17,495
Net income                                3,757           314          4,071
Assets                                $ 821,834      $    588      $ 822,422

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

Overview

The Company had record quarterly earnings of $2,751,000 for the quarter ended June 30, 1999. The quarterly earnings represented a 28.5% increase over the $2,141,000 reported for the same period of 1998. Diluted earnings per share for the second quarter of 1999 were $0.38 versus $0.29 in the year earlier period. Earnings for the six months ended June 30, 1999 were $5,385,000 versus year ago results of $4,071,000, and represented a 32.3% increase. The diluted earnings per share were $0.74 and $0.56 for the respective six-month periods.

Factors contributing to the improved operating results included continued loan growth, an increase in net interest rate spread, a reduction in provision for loan losses, and a reduction in noninterest expenses.

Pretax earnings for the second quarter of 1999 were $4,352,000 versus $3,393,000 for the same period in 1998. During the second quarter of 1998, the Bank sold its credit card portfolio of $14,365,000 for a gain of $793,000 that is included in noninterest income for 1998. Net interest income reflected growth of 9.8% to $10,741,000. The interest income component was up $313,000 (1.9%) due to higher quarter-over-quarter volume of earning assets ($807,687,000 versus $769,550,000) offset by the effect of a 22 basis point decrease in yield on average earning assets. Interest expense decreased $647,000 (10.0%) which was due predominately to a 49 basis point decrease in the average rate paid on interest bearing liabilities. Net interest margin was 5.46% for the second quarter of 1999 versus 5.20% in the same quarter of the prior year. This higher net interest margin reflects the effects of a higher growth rate in earning assets versus the interest-bearing liabilities, and a larger decrease in the average rate paid on interest bearing liabilities as compared to the decrease average yield earned on interest bearing assets. The decrease in rates and yields from June of 1998 to June of 1999 is a reflection of the general decrease in market interest rates that occurred in the fall of 1998. The provision for loan losses of $870,000 for the second quarter of 1999 was $365,000 lower than the $1,235,000 recorded in the same quarter of 1998.

Excluding the gain on the sale of the credit card portfolio in 1998, noninterest income for the second quarter of 1999 increased $206,000 (6.5%) from the same period in 1998. Income from service charges and fees decreased $95,000 (5.1%) and was primarily due to the absence of credit card fees that contributed $122,000 of income in the second quarter of 1998. Other income, net of the gain on the sale of the credit card portfolio, increased $301,000 (23.4%) in the second quarter of 1999 versus the same quarter in 1998. Gain on sale of other real estate owned accounted for $156,000 of the increase. Gains on the sale of loans were up $115,000 to $195,000. Commissions on the sale of mutual funds and annuities were up $16,000 to $665,000.

Noninterest expense decreased $221,000 (2.4%) in the second quarter 1999 versus 1998. Salary and benefit expense increased $252,000 (6.0%) mostly due to higher commission payments to sales personnel and accruals for performance incentive programs. Base salaries increased $103,000 (3%). Other expenses decreased $473,000 (9.7%). On a quarter-over-quarter basis, provision for OREO valuation was reduced $148,000 to $10,000 and all other expenses were favorable by a total of $325,000.

Assets of the Company totaled $888,425,000 at June 30, 1999 and represented a decrease of $16,174,000 (1.8%) and an increase of $15,130,000 (1.7%) from the
December 31, 1998 and June 30, 1998 ending balances, respectively. Changes in earning assets from the prior year quarter end balances included an increase in loans of $73,339,000 to $564,642,000 and an decrease in securities of $60,442,000 to $237,435,000. From year end 1998 balances, nonperforming assets have decreased $529,000 and total $2,548,000 at June 30, 1999. Nonperforming assets were 0.29% of total assets at quarter end.

Year to date 1999, on an annualized basis, the Company realized a return on assets of 1.21% and a return on equity of 14.68% versus 0.99% and 12.19% in the first half of 1998. TriCo Bancshares ended the quarter with a Tier 1 capital ratio of 10.5% and a total risk-based capital ratio of 11.7%.

The following tables provide a summary of the major elements of income and expense for the second quarter of 1999 compared with the second quarter of 1998 and for the first six months of 1999 compared with the first six months of 1998.

                                             TRICO BANCSHARES
                                           CONDENSED COMPARATIVE
                                             INCOME STATEMENT
                             (in thousands, except earnings per common share)



                                                           Three months
                                                          ended June 30,                  Percentage
                                                    1999                  1998              Change
                                                      (in thousands, except                increase
                                                       earnings per share)                (decrease)
Interest income                                   $    16,886           $    16,504           2.3%
Interest expense                                        5 853                 6,500         (10.0%)
                                               ---------------       ---------------

Net interest income                                    11 033                10,004          10.3%

Provision for loan losses                                 870                 1,235         (29.6%)
                                               ---------------       ---------------

Net interest income after                              10,163                 8,769          15.9%
  provision for loan losses

Noninterest income                                      3,368                 3,955         (14.8%)
Noninterest expenses                                    8,887                 9,108          (2.4%)
                                               ---------------       ---------------

Net income before income taxes                          4,644                 3,616          28.4%
Income taxes                                            1,601                 1,252          27.9%
Tax equivalent adjustment1                                292                   223          31.1%
                                               ---------------       ---------------

Net income                                       $      2,751                 2,141          28.5%
                                               ===============       ===============


Diluted earnings per common share                $       0.38          $       0.29          31.0%


1Interest on tax-free securities is reported on a tax equivalent basis of 1.52 for June 30, 1999 and 1998.

                                          TRICO BANCSHARES
                                        CONDENSED COMPARATIVE
                                          INCOME STATEMENT
                          (in thousands, except earnings per common share)



                                                         Six months
                                                       ended June 30,                   Percentage
                                                  1999                 1998               Change
                                                    (in thousands, except                increase
                                                     earnings per share)                (decrease)
Interest income                                 $    33,516          $    31,895           10.5%
Interest expense                                     11,691               12,438            6.2%
                                             ---------------      ---------------

Net interest income                                  21,825               19,457           13.4%

Provision for loan losses                             1,710                2,060           71.7%
                                             ---------------      ---------------

Net interest income after                            20,115               17,397            9.0%
  provision for loan losses

Noninterest income                                    6,330                6,961           54.5%
Noninterest expenses                                 17,373               17,495            8.6%
                                             ---------------      ---------------

Net income before income taxes                        9,072                6,863           57.7%
Income taxes                                          3,110                2,443           54.7%
Tax equivalent adjustment1                              577                  349          167.7%
                                             ---------------      ---------------

Net income                                     $      5,385         $      4,071           54.0%
                                             ===============      ===============


Diluted earnings per common share              $       0.74         $       0.56           32.1%


1Interest on tax-free securities is reported on a tax equivalent basis of 1.52 for June 30, 1999 and 1998.

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

For the three months ended June 30, 1999, interest income increased $382,000 (2.3%) over the same period in 1998. The average balance of total earning assets was higher by $38,137,000 (5.0%). Average loan balances were up $79,921,000 (16.9%) while average balances of securities and fed funds sold were down $41,784,000 (14.3%). The average yields on loans and Federal Funds sold were lower by 76 and 89 basis points respectively, while the average yield on securities increased 11 basis points. The overall yield on average earning assets fell 22 basis points to 8.36%.

For the second quarter of 1999, interest expense decreased $647,000 (10.0%) over the year earlier period. Average balances of interest-bearing liabilities were up $17,173,000 (2.6%). The average rate paid on demand deposits and time deposits decreased 70 and 65 basis points respectively, and accounted for $252,000 and $396,000 of the decrease in interest expense, respectively. The average rate paid on interest bearing liabilities decreased 49 basis points to 3.50%.

The combined effect of the increase in interest income and decrease in interest expense for the second quarter of 1999 versus 1998 resulted in an increase of $1,029,000 (10.3%) in net interest income. Net interest margin was up 26 basis points to 5.46% from 5.20% for the same periods. To the extent the Bank continues to be successful in replacing some of the investment portfolio with higher yielding loans, the net interest margin should tend to move higher during the balance of 1999.

The six month period ending June 30, 1999, reflects an interest income increase of $1,621,000 (5.1%) over the same period in 1998. An increase of $80,275,000 (17.3%) in average balances on loans accounted for a $4,027,000 increase in interest income. The average yield received on all earning assets for the six month period ended June 30, 1999 was down 24 basis points to 8.30%, and resulted in a $1,814,000 offset against interest income growth.

Interest expense for the six month period decreased $747,000 (6.0%) from that for the same period in 1998. Volume increases in deposits and borrowings added $672,000 to interest expense. This was offset by a 42 basis point decline in the overall average rate paid on interest-bearing liabilities in the first six months of 1999 to 3.50%, which decreased interest expense by $1,419,000.

The combined effect of the increase in interest income and decrease in interest expense for the first six months of 1999 versus 1998 resulted in an increase of $2,368,000 (12.2%) in net interest income. Net interest margin rose 22 basis points to 5.40 from 5.21%.

The following four tables provide summaries of the components of the interest income, interest expense and net interest margins on earning assets for the quarter and six month periods ended June 30, 1999 versus the same periods in 1998.

                                TRICO BANCSHARES
                       ANALYSIS OF CHANGE IN NET INTEREST
                            MARGIN ON EARNING ASSETS
                                 (in thousands)
                                                                 Three Months Ended
                                                 6/30/99                                     6/30/98

                                   Average         Income/        Yield/      Average           Income/       Yield/
                                   Balance1        Expense        Rate        Balance1          Expense       Rate
Assets
Earning assets
  Loans 2,3                        $  553,029      $  12,889       9.32%       $  473,108       $ 11,922      10.08%
  Securities4                         251,714          3,962       6.30%          292,051          4,520       6.19%
  Federal funds sold                    2,944             35       4.76%            4,391             62       5.65%
                                  -------------   ------------               --------------    -----------
    Total earning assets              807,687         16,886       8.36%          769,550         16,504       8.58%
                                                  ------------                                 -----------
Cash and due from bank                 35,110                                      30,960
Premises and equipment                 16,323                                      17,877
Other assets,net                       33,957                                      33,501
Less:  allowance
  for loan losses                      (9,223)                                     (7,023)
                                 -------------                              --------------
      Total                        $  883,854                                  $  844,865
                                 =============                              ==============

Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits                  $  143,329            561       1.57%       $  133,156            755       2.27%
  Savings deposits                    222,717          1,681       3.02%          207,106          1,589       3.07%
  Time deposits                       243,713          2,824       4.63%          266,663          3,523       5.28%
Federal funds purchased                 7,538             94       4.99%            4,543             64       5.64%
Short-term debt                         1,701             21       4.94%           11,224            159       5.67%
Long-term debt                         49,649            672       5.41%           28,782            410       5.70%
                                 -------------   ------------               --------------    -----------
   Total interest-bearing
      liabilities                     668,647          5,853       3.50%          651,474          6,500       3.99%
                                                 ------------                                 -----------
Noninterest-bearing deposits          129,864                                     114,117
Other liabilities                      11,942                                      11,885
Shareholders' equity                   73,401                                      67,389
                                 -------------                              --------------
    Total liabilities
      and shareholders' equity    $   883,854                                  $  844,865
                                 =============                              ==============

Net interest rate spread5                                          4.86%                                      4.59%
Net interest income/net                            $  11,033                                    $ 10,004
                                                 ============                                 ===========
  interest margin6                                     5.46%                                       5.20%
                                                 ============                                 ===========

1Average balances are computed principally on the basis of daily balances.
2Nonaccrual loans are included.
3Interest income on loans includes fees on loans of $751,000 in 1999 and $802,000 in 1998.
4Interest income is stated on a tax equivalent basis of 1.52 at June 30, 1999 and 1998.
5Net   interest   rate   spread   represents   the  average   yield   earned  on
interest-earning   assets  less  the  average  rate  paid  on   interest-bearing
liabilities. 6Net interest margin is computed by dividing net interest income by total average earning assets.

                                TRICO BANCSHARES
                       ANALYSIS OF CHANGE IN NET INTEREST
                            MARGIN ON EARNING ASSETS
                                 (in thousands)
                                                                   Six Months Ended
                                                 6/30/99                                     6/30/98

                                     Average         Income/        Yield/        Average        Income/       Yield/
                                     Balance1        Expense        Rate          Balance1       Expense       Rate
Assets
Earning assets
  Loans 2,3                         $  543,595     $   25,273        9.30%      $  463,320    $   23,243       10.03%
  Securities4                          262,671          8,200        6.24%         279,615         8,524        6.10%
  Federal funds sold                     1,839             43        4.68%           4,424           128        5.79%
                                 --------------  -------------                -------------  ------------
    Total earning assets               808,105         33,516        8.30%         747,359        31,895        8.54%
                                                 -------------                               ------------
Cash and due from bank                  35,351                                      31,815
Premises and equipment                  16,215                                      18,431
Other assets,net                        34,629                                      33,960
Less:  allowance
  for loan losses                       (8,847)                                     (6,822)
                                 --------------                               -------------
      Total                         $  885,453                                  $  824,743
                                 ==============                               =============

Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits                   $  144,318          1,125        1.56%      $  133,383         1,503        2.25%
  Savings deposits                     223,609          3,360        3.01%         212,145         3,237        3.05%
  Time deposits                        244,209          5,690        4.66%         259,233         6,839        5.28%
Federal funds purchased                 11,909            295        4.95%           2,389            68        5.69%
Short-term debt                          1,128             28        4.96%           7,473           212        5.67%
Long-term debt                          43,705          1,193        5.46%          20,110           579        5.76%
                                 --------------  -------------                -------------  ------------
   Total interest-bearing
      liabilities                      668,878         11,691        3.50%         634,733        12,438        3.92%
                                                 -------------                               ------------
Noninterest-bearing deposits           131,111                                     111,849
Other liabilities                       12,092                                      11,365
Shareholders' equity                    73,372                                      66,796
                                 --------------                               -------------
    Total liabilities
      and shareholders' equity      $  885,453                                  $  824,743
                                 ==============                               =============

Net interest rate spread5                                            4.80%                                     4.62%
Net interest income/net                            $   21,825                                 $   19,457
                                                 =============                               ============
  interest margin6                                      5.40%                                      5.21%
                                                 =============                               ============


1Average balances are computed principally on the basis of daily balances.
2Nonaccrual loans are included.
3Interest income on loans includes fees on loans of $ 1,488,000 in 1999 and $1,429,000 in 1998.
4Interest income is stated on a tax equivalent basis of 1.52 at June 30, 1999 and 1998.
5Net   interest   rate   spread   represents   the  average   yield   earned  on
interest-earning   assets  less  the  average  rate  paid  on   interest-bearing
liabilities. 6Net interest margin is computed by dividing net interest income by total average earning assets.

                                TRICO BANCSHARES
                       ANALYSIS OF VOLUME AND RATE CHANGES
                       ON NET INTEREST INCOME AND EXPENSE
                                 (in thousands)



                                      For the three months ended June 30,
                                                 1999 over 1998

                                                     Yield/
                                         Volume       Rate4         Total
                                  --------------    --------     ---------
Increase (decrease) in interest income:
    Loans 1,2                          $  2,014     $(1,047)      $   967
    Investment securities3                 (624)         66          (558)
    Federal funds sold                      (20)         (7)          (27)
                                  --------------    --------     ---------
      Total                               1,370        (988)          382
                                  --------------    --------     ---------

Increase (decrease) in interest expense:
    Demand deposits
      (interest-bearing)                     58        (252)         (194)
    Savings deposits                        120         (28)           92
    Time deposits                          (303)       (396)         (699)
    Federal funds purchased                  42         (12)           30
    Short-term debt                        (135)         (3)         (138)
    Long-term debt                          297         (35)          262
                                  --------------    --------     ---------
      Total                                  79        (726)         (647)
                                  --------------    --------     ---------
Increase (decrease) in
  net interest income                  $   1,291    $  (262)         1,029
                                  ==============    ========     =========

1Nonaccrual loans are included.
2Interest income on loans includes fee income on loans of $751,000 in 1999 and $802,000 in 1998. 3Interest income is stated on a tax equivalent basis of 1.52 for June 30, 1999 and 1998 respectively.
4The rate/volume variance has been included in the rate variance.

                                TRICO BANCSHARES
                       ANALYSIS OF VOLUME AND RATE CHANGES
                       ON NET INTEREST INCOME AND EXPENSE
                                 (in thousands)


                                           For the six months ended June 30,
                                                    1999 over 1998

                                                        Yield/
                                           Volume        Rate4        Total
                                          --------     --------     --------
Increase (decrease) in interest income:
    Loans 1,2                             $ 4,027      $(1,997)     $ 2,030
    Investment securities3                   (517)         193         (324)
    Federal funds sold                        (75)         (10)         (85)
                                          --------     --------     --------
      Total                                 3,435       (1,814)       1,621
                                          --------     --------     --------

Increase (decrease) in interest expense:
    Demand deposits
      (interest-bearing)                      123         (501)        (378)
    Savings deposits                          175          (52)         123
    Time deposits                            (396)        (753)      (1,149)
    Federal funds purchased                   271          (44)         227
    Short-term debt                          (180)          (4)        (184)
    Long-term debt                            679          (65)         614
                                          --------     --------     --------
      Total                                   672       (1,419)        (747)
                                          --------     --------     --------
Increase (decrease) in
  net interest income                     $ 2,763      $  (395)     $ 2,368
                                          ========     ========     ========

1Nonaccrual loans are included.
2Interest income on loans includes fee income on loans of $ 1,488,000 in 1999 and $1,429,000 in 1998. 3Interest income is stated on a tax equivalent basis of
1.52 for June 30, 1999 and 1998.
4The rate/volume variance has been included in the rate variance.

Provision for Loan Losses

The Bank provided $870,000 for loan losses in the second quarter of 1999 versus $1,235,000 in 1998. Net charge-offs for all loans in the second quarter of 1999 totaled $140,000 versus $881,000 in the year earlier period. Two loans accounted for $728,000 of the charge-offs in the second quarter of 1998.

Noninterest Income

The Bank sold its credit card portfolio of $14,365,000 for a gain of $793,000 in the second quarter of 1998. Excluding the gain on the sale of the credit card portfolio in 1998, noninterest income for the second quarter of 1999 increased $206,000 (6.5%) from the same period in 1998. Income from service charges and fees decreased $95,000 (5.1%), primarily due to the absence of credit card fees that contributed $122,000 of income in the second quarter of 1998. Other income, net of the gain on the sale of the credit card portfolio, increased $301,000 (23.4%) in the second quarter of 1999 versus the same quarter in 1998. Gain on sale of other real estate owned accounted for $156,000 of the increase. Gains on the sale of loans were up $115,000 to $195,000. Commissions on the sale of mutual funds and annuities were up $16,000 to $665,000.

For the six months ended June 30, 1999, excluding the gain on the sale of the credit card portfolio, noninterest income was up $162,000 (2.6%) over the same period for 1998. Service charges and fee income was down $270,000 (7.2%). The absence of credit card fee income in 1999 accounted for $247,000 of the decrease. Other income, exclusive of the credit card gain, increased $432,000 (17.9%). Significant changes in the following items contributed to the net increase: commissions on mutual fund and annuity sales increased $77,000 to $1,185,000, gain on sale of investments decreased $113,000 to $24,000, gain on sale of loans increased $259,000 to $553,000, and gain on sale of other real estate owned increased $140,000 to $170,000.

Noninterest Expense

Noninterest expense decreased $221,000 (2.4%) in the second quarter 1999 versus 1998. Salary and benefit expense increased $252,000 (6.0%) mostly due to higher commission payments to sales personnel and accruals for performance incentive programs. Base salaries increased $103,000 (3%). Other expenses decreased $473,000 (9.7%). On a quarter-over-quarter basis, provision for OREO valuation was reduced $148,000 to $10,000 and all other expenses were favorable by a total of $325,000.

For the first six months noninterest expenses decreased $122,000 (0.7%) in 1999 compared to 1998. Salary and benefit expense increased $498,000 (5.9%) on a year-over-year basis. Base salaries increased $123,000 (2.1%). Other expenses decreased $620,000 (6.8%). The following changes contributed to the net decrease in other expenses: OREO provisions and expenses decreased $291,000 to $20,000, and amortization of intangible assets decreased $101,000 to $568,000.




Provision for Income Taxes

The effective tax rate for the six months ended June 30, 1999 is 36.6% and reflects a decrease from 37.5% in the year earlier period. The tax rate is lower than the statutory rate of 40.4% due to nontaxable earnings from municipal bonds.

Loans

At June 30, 1999, loan balances were $73,339,000 (14.9%) higher than the ending balances at June 30, 1998 and $32,209,000 (6.1%) higher than the ending balances at December 31, 1998. On a year over year basis at June 30, commercial, real estate mortgage, and real estate construction loan balances were higher by $42,909,000 (20.7%), $24,206,000 (13.5%), and $6,511,000 (22.2%), respectively.
Consumer loan balances were relatively flat from one year ago.

Securities

At June 30, 1999, securities available-for-sale had a fair value of $237,435,000 and an amortized cost of $242,869,000. This portfolio contained mortgage-backed securities with an amortized cost of $153,377,000 of which $24,542,000 were CMOs.

Nonperforming Loans

As shown in the following table, total nonperforming assets have decreased 17.2% to $2,548,000 in the first six months of 1999. Nonperforming assets represent only 0.29% of total assets. All nonaccrual loans are considered to be impaired when determining the valuation allowance under SFAS 114. The Collections
Department personnel continue to make a concerted effort to work problem and potential problem loans to reduce risk of loss.

                                            June 30,        December 31,
                                              1999              1998

Nonaccrual loans                          $       967      $     1,045
Accruing loans past due 90 days or more           862              620
Restructured loans (in compliance with
  modified terms)                                   0                0
                                         -------------    -------------

     Total nonperforming loans                  1,829            1,665

Other real estate owned                           719            1,412
                                         -------------    -------------

     Total nonperforming assets           $     2,548      $     3,077
                                         =============    =============

Nonperforming loans to total loans              0.32%            0.31%
Allowance for loan losses to
  nonperforming loans                            531%             493%
Nonperforming assets to total assets            0.29%            0.34%
Allowance for loan losses to
  nonperforming assets                           381%              267%

Allowance for Loan Loss

The Bank maintains its allowance for loan losses at a level Management believes will be adequate to absorb probable losses inherent in existing loans, leases and commitments to extend credit, based on evaluations of the collectibility, impairment and prior loss experience of loans, leases and commitments to extend credit.

The following table presents information concerning the allowance and provision for loan losses.


                                          June 30,       June 30,
                                            1999           1998
                                               (in thousands)
Balance, Beginning of period            $   8,206        $   6,459
Provision charged to operations             1,710            2,060
Loans charged off                            (270)          (1,602)
Recoveries of loans previously
  charged off                                  70              221
                                        ----------     ------------
Balance, end of period                  $   9,716        $   7,138
                                        ==========     ============

Ending loan portfolio                   $ 564,462        $ 491,303
                                        ==========     ============
Allowance for loan losses as a
  percentage of ending loan portfolio       1.72%            1.45%
                                        ==========     ============


Equity

The following table indicates the amounts of regulatory capital of the Company.

                                                                                     To Be Well
                                                                                  Capitalized Under
                                                                For Capital       Prompt Corrective
                                         Actual            Adequacy Purposes     Action Provisions
                                     Amount     Ratio        Amount     Ratio      Amount   Ratio
As of  June 30, 1999:
Total Capital to Risk Weighted Assets:
    Consolidated                     $75,707   11.73%       =>$51,628 =>8.0%     =>$64,535  =>10.0%
    Tri Counties Bank                $74,700   11.59%       =>$51,560 =>8.0%     =>$64,451  =>10.0%
Tier I Capital to Risk Weighted Assets:
    Consolidated                     $67,640   10.48%       =>$25,814 =>4.0%     =>$38,721  => 6.0%
    Tri Counties Bank                $66,623   10.34%       =>$25,780 =>4.0%     =>$38,670  => 6.0%
Tier I Capital to Average Assets:
    Tri Counties Bank                $66,623    7.60%       =>$35,043 =>4.0%     =>$43,803  => 5.0%

Year 2000

The Company provided extensive information regarding its preparations for the Year 2000 Century Date Change (Y2K) in the 1998 10-K MD&A, filed by the Company on March 12, 1999. The discussion here is intended to update that information.

State of readiness - Since early 1997, the Company has been addressing the impact of Y2K to its data processing systems. Key financial information and operational systems were assessed and detailed plans were developed to ensure that Y2K system modifications were in place for all mission critical systems. As most of the critical software is purchased from vendors, the Company is concentrating its efforts on implementation and testing of Y2K "Compliant" versions provided by these vendors. Full system validation and certification of these versions is being performed. As of June 30, 1999, the Company has successfully completed testing of mission critical systems.

Costs - The Company continues to estimate that it will spend approximately $175,000 to address the Y2K issue. Through June 30, 1999, approximately $60,000 has been spent. Management does not anticipate a material adverse impact to the Company's results of operations or financial position.

Risks - The primary risk of failure to adequately address the Y2K problem would be the inability to process loans and deposit transactions for customers. The Company also is exposed to risk if its customers, fund providers, or correspondent financial institutions and brokerage firms are unable to adequately address Y2K in their own data processing systems. The Company has contacted all of its major loan customers and those other financial institutions with whom it has backup borrowing arrangements to assess the steps that these third parties are taking to address the Y2K issue for themselves and their customers. The Company's risk with respect to loan customers who do not address the Y2K issue is the risk of non-payment or late payment of loans. The Company's risk with respect to funds providers is that in the event of a shortage of liquidity they would not be able to meet their commitments to the Company. The Company's risk with respect to other financial institutions and brokerage firms is that it may be unable to settle security transactions. There are also risks to the Company relating to providers of power and telecommunications not being able to supply these services.

Contingency Plans - As of June 30, 1999, the Company has successfully completed the development of a Y2K contingency plan for business resumption.


                         Item 3. MARKET RISK MANAGEMENT

There have not been any significant changes in the risk management profile of the Bank since December 31, 1998.

                                     PART II


Other Information

(a)   Item 4.      Submission of Matters to a Vote of Security Holders

         (a.) Annual Meeting held May 11, 1999. Number of shares represented in person or by proxy and constituting a quorum: 5,477,783 77%

         (b.)     Election of directors     VOTES FOR
                                            ---------
                    Everett B. Beich        5,462,132
                                            ---------
                    William J. Casey        5,462,132
                                            ---------
                    Craig S. Compton        5,461,957
                                            ---------
                    Douglas F. Hignell      5,462,132
                                            ---------
                    Brian D. Leidig         5,460,759
                                            ---------
                    Wendell J. Lundberg     5,460,759
                                            ---------
                    Donald E. Murphy        5,460,759
                                            ---------
                    Rodney W. Peterson      5,461,634
                                            ---------
                    Robert H. Steveson      5,458,700
                                            ---------
                    Carroll Taresh          5,452,577
                                            ---------
                    Alex A. Vereschagin, Jr.5,460,698
                                            ---------

         (c.) Ratify the appointment of Arthur Andersen LLP as independent public accountants of the Company for 1999.
                    Votes:  FOR 5,437,700, AGAINST 1,590, ABSTAIN 38,493

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


                                                          TRICO BANCSHARES



Date     July 23, 1999                                /s/ Robert H. Steveson
    ------------------------                          --------------------------
                                                      Robert H. Steveson
                                                      President and
                                                      Chief Executive Officer


Date     July 23, 1999                                /s/ Thomas J. Reddish
    ------------------------                          --------------------------
                                                      Thomas J. Reddish
                                                      Vice President and
                                                      Chief Financial Officer