Form 10-Q
period 1999-09-30
TRICO BANCSHARES /
filed 1999-11-10
CIK 356171

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1999              Commission file number 0-10661
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

Outstanding shares as of November 10, 1999: 7,145,179



                                            TRICO BANCSHARES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (unaudited)
                                             (in thousands)


                                                                  September 30,            December 31,
                                                                      1999                    1998
                                                               -------------------     ------------------
Assets:
Cash and due from banks                                                  $ 42,045               $ 50,483
Federal funds sold                                                          2,000                      -
                                                               -------------------     ------------------
   Cash and cash equivalents                                               44,045                 50,483
Securities available-for-sale                                             228,815                279,676
Loans, net of allowance for loan losses
   of $10,385 and $8,207, respectively                                    590,956                524,227
Premises and equipment, net                                                16,292                 16,088
Other real estate owned                                                       860                  1,412
Accrued interest receivable                                                 5,984                  5,821
Other assets                                                               31,814                 26,892
                                                               -------------------     ------------------
     Total assets                                                       $ 918,766              $ 904,599
                                                               ===================     ==================

Liabilities:
Deposits
 Noninterest-bearing demand                                             $ 141,916              $ 148,840
 Interest-bearing demand                                                  138,727                149,698
 Savings                                                                  221,372                220,810
 Time certificates                                                        268,090                249,825
                                                               -------------------     ------------------
     Total deposits                                                       770,105                769,173
Fed funds purchased                                                        10,400                 14,000
Accrued interest payable and other liabilities                             11,042                 11,473
Long term borrowings                                                       55,510                 37,924
                                                               -------------------     ------------------
     Total liabilities                                                    847,057                832,570

Shareholders' equity:
Common stock                                                               49,430                 48,838
Retained earnings                                                          26,887                 22,257
Accumulated other comprehensive income                                     (4,608)                   934
                                                               -------------------     ------------------
     Total shareholders' equity                                            71,709                 72,029
                                                               -------------------     ------------------
     Total liabilities and shareholders' equity                         $ 918,766              $ 904,599
                                                               ===================     ==================


                                                 TRICO BANCSHARES
                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                   (unaudited)
                                 (in thousands except earnings per common share)

                                                For the three months                    For the nine months
                                                ended September 30,                     ended September 30,
                                                -------------------                     -------------------
                                              1999                1998                1999               1998
                                              ----                ----                ----               ----
Interest income:
  Interest and fees on loans                   $ 13,978           $ 12,666            $ 39,251            $ 35,909
  Interest on investment
   securities-taxable                             2,979              3,696               9,492              11,186
  Interest on investment
   securities-tax exempt                            561                545               1,671               1,230
  Interest on federal funds sold                     40                  5                  83                 133
                                          --------------      -------------       -------------      --------------
     Total interest income                       17,558             16,912              50,497              48,458
                                          --------------      -------------       -------------      --------------

 Interest expense:
  Interest on deposits                            5,409              5,874              15,584              17,453
  Interest on federal funds purchased                56                199                 351                 267
  Interest on repurchase agreements                   2                153                  30                 365
  Interest on other borrowings                      770                516               1,963               1,095
                                          --------------      -------------       -------------      --------------
     Total interest expense                       6,237              6,742              17,928              19,180
                                          --------------      -------------       -------------      --------------

     Net interest income                         11,321             10,170              32,569              29,278

Provision for loan losses                           875                920               2,585               2,980
                                          --------------      -------------       -------------      --------------
    Net interest income after
     provision for loan losses                   10,446              9,250              29,984              26,298

Noninterest income:
  Service charges and fees                        1,792              1,798               5,279               5,555
  Other income                                    1,056                964               3,899               4,168
                                          --------------      -------------       -------------      --------------
        Total noninterest income                  2,848              2,762               9,178               9,723
                                          --------------      -------------       -------------      --------------
Noninterest expenses:
  Salaries and related expenses                   4,454              4,177              13,367              12,592
  Other, net                                      4,186              4,282              12,646              13,362
                                          --------------      -------------       -------------      --------------
       Total noninterest expenses                 8,640              8,459              26,013              25,954
                                          --------------      -------------       -------------      --------------
Net income before income taxes                    4,654              3,553              13,149              10,067

  Income taxes                                    1,721              1,269               4,831               3,712
                                          --------------      -------------       -------------      --------------
     Net income                                 $ 2,933            $ 2,284             $ 8,318             $ 6,355
                                          ==============      =============       =============      ==============
Basic earnings per common share                  $ 0.41             $ 0.33              $ 1.17              $ 0.91
                                          ==============      =============       =============      ==============
Diluted earnings per common share                $ 0.40             $ 0.31              $ 1.14              $ 0.87
                                          ==============      =============       =============      ==============



                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)
                     (in thousands, except number of shares)




                                               Common Stock                   Accumulated
                                                                                 Other
                                        Number                  Retained     Comprehensive                Comprehensive
                                       of shares     Amount     earnings        Income          Total         Income
                                      ------------  --------   ----------    ------------     ---------    ------------
Balance, December 31, 1998              7,050,990     $48,838     $22,257              $934     $72,029

Exercise of Common Stock options           99,290         504                                      $504

Repurchase of Common Stock                 (5,101)        (35)        (50)                         ($85)

Common stock cash dividends                                        (3,638)                      ($3,638)

Stock option amortization                                 123                                      $123

Comprehensive income:
 Net income                                                         8,318                        $8,318           $8,318
 Other comprehensive income, net of tax:
   Change in unrealized loss on securities,
    net of tax of $(2,535)                                                           (5,542)    ($5,542)         ($5,542)
                                                                                                          ---------------
 Other comprehensive income:                                                                                     ($5,542)
                                                                                                          ---------------
Comprehensive income                                                                                              $2,776
                                      ------------------------------------------------------------------  ===============
Balance, September 30, 1999             7,145,179     $49,430     $26,887           ($4,608)    $71,709
                                      ==================================================================


                                       TRICO BANCSHARES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands)
                                                                      For the nine months
                                                                      ended September 30,
                                                                    1999               1998
Operating activities:
Net income                                                           $ 8,318            $ 6,355
Adjustments to reconcile net income to net cash provided
 by operating activities:
    Provision for loan losses                                          2,585              2,980
    Provision for losses on other real estate owned                       10                586
    Depreciation and amortization                                      1,954              1,942
    Amortization of intangible assets                                    851              1,004
    Accretion of investment security discounts                           461                (77)
    Deferred income taxes                                               (158)              (715)
    Investment security (gains) losses (net)                             (24)              (250)
    (Gain) loss on sale of OREO                                         (175)               (23)
    (Gain) loss on sale of loans                                        (692)              (351)
    (Gain) loss on sale of fixed assets                                    1                 79
    Amortization of stock options                                        123                124
    (Increase) decrease in interest receivable                          (163)                24
    Increase (decrease) in interest payable                             (352)               203
    (Increase) decrease in other assets and liabilities               (2,271)              (898)
                                                                -------------       ------------
         Net cash provided (used) by operating activities             10,468             10,983

Investing activities:
    Proceeds from maturities of securities held-to-maturity                -             12,022
    Proceeds from maturities of securities available-for-sale         58,653             67,019
    Proceeds from sale of securities available-for-sale               14,137             77,121
    Purchases of securities available-for-sale                       (31,138)          (172,682)
    Net (increase) decrease in loans                                 (69,580)           (69,805)
    Proceeds from sales of fixed assets                                   29                183
    Purchases of premises and equipment                               (1,722)            (1,232)
    Purchases and additions to real estate properties                      -                (21)
    Proceeds from the sale of OREO                                     1,016              1,439
                                                                -------------       ------------
         Net cash provided (used) by investing activities            (28,605)           (85,956)

Financing activities:
    Net increase (decrease) in deposits                                  932                898
    Net increase (decrease) in Fed funds purchased                    (3,600)            23,500
    Borrowings under long-term debt agreements                        21,000             30,000
    Payments of principal on long-term debt agreements                (3,414)            (5,012)
    Cash dividends - Common                                           (3,638)            (2,255)
    Repurchase of common stock                                           (85)               (59)
    Exercise of common stock options                                     504                253
                                                                -------------       ------------
         Net cash provided (used) by financing activities             11,699             47,325
                                                                -------------       ------------

         Increase (decrease) in cash and cash equivalents             (6,438)           (27,648)
         Cash and cash equivalents at beginning of year               50,483             63,476
                                                                -------------       ------------
         Cash and cash equivalents at end of period                 $ 44,045           $ 35,828
                                                                =============       ============

Supplemental information:
    Cash paid for taxes                                              $ 5,836            $ 5,035
    Cash paid for interest expense                                  $ 18,280           $ 18,977


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

The interim results for the three months ended September 30, 1999 and 1998 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 1998.

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


                                        Three months ended     Nine months ended
                                           September 30,           September 30,
                                        1999        1998      1999          1998
                                        -------   -------     -------    -------
Net income                              $ 2,933   $ 2,284     $ 8,318    $ 6,355
Net change in unrealized gains (losses)
  on securities available-for-sale       (1,167)      996      (5,542)     1,148
                                        -------   -------     --------   -------

Comprehensive income                    $ 1,766   $ 3,280     $ 2,776    $ 7,503
                                        =======   =======     ========   =======

Note C - Earnings per Share

The Company's basic and diluted earnings per share are as follows
 (in thousands except per share data):
                                           Three Months Ended September 30, 1999
                                                         Weighted
                                                          Average      Per-Share
                                                Income    Shares        Amount
Basic Earnings per Share
  Net income available to common shareholders   $2,933    7,140,427       $0.41
Common stock options outstanding                    --      189,194
Diluted Earnings per Share
  Net income available to common shareholders   $2,933    7,329,621       $0.40
                                                ======    =========

                                           Three Months Ended September 30, 1998
                                                         Weighted
                                                          Average      Per-Share
                                                Income    Shares        Amount
Basic Earnings per Share
  Net income available to common shareholders   $2,284    7,025,057       $0.33
Common stock options outstanding                     --     240,061
Diluted Earnings per Share
  Net income available to common shareholders   $2,284    7,265,118       $0.31
                                                ======    =========

                                           Nine Months Ended September 30, 1999
                                                         Weighted
                                                          Average      Per-Share
                                                Income    Shares        Amount
Basic Earnings per Share
  Net income available to common shareholders   $8,318    7,123,585       $1.17
Common stock options outstanding                     --     189,522
Diluted Earnings per Share
  Net income available to common shareholders   $8,318    7,313,107       $1.14
                                                ======    =========

                                           Nine Months Ended September 30, 1998
                                                         Weighted
                                                          Average      Per-Share
                                                Income    Shares        Amount
Basic Earnings per Share
  Net income available to common shareholders   $6,355    7,016,220       $0.91
Common stock options outstanding                     --     260,516
Diluted Earnings per Share
  Net income available to common shareholders   $6,355    7,276,736       $0.87
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

The Company is principally engaged in traditional community banking activities provided through its twenty-seven branches and nine in-store branches located throughout Northern California. Community banking activities include the Bank's commercial and retail lending, deposit gathering and investment and liquidity management activities. In addition to its community banking services, the Bank offers investment brokerage and leasing services. The Company held investments in real estate through its wholly-owned subsidiary, TCB Real Estate. These activities were monitored and reported by Bank management as separate operating segments.

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

Summarized financial information concerning the Bank's reportable segments is as follows (in thousands):
                                        Community
                                         Banking          Other         Total
Three Months Ended September 30, 1999
Net interest income                     $  10,338      $    107      $  10,445
Noninterest income                          2,328           520          2,848
Noninterest expense                         8,372           268          8,640
Net income                                  2,724           209          2,933
Assets                                   $911,898       $ 6,868       $918,766

Three Months Ended September 30, 1998
Net interest income                    $    9,227     $      23      $   9,250
Noninterest income                          2,094           668          2,762
Noninterest expense                         7,922           537          8,459
Net income                                  2,183           101          2,284
Assets                                   $879,919       $ 1,589       $881,508

Nine Months Ended September 30, 1999
Net interest income                     $  29,785      $    198      $  29,983
Noninterest income                          7,388         1,790          9,178
Noninterest expense                        25,079           934         26,013
Net income                                  7,679           639          8,318
Assets                                   $911,898        $6,868       $918,766

Nine Months Ended September 30, 1998
Net interest income                     $  26,272      $     26     $   26,298
Noninterest income                          8,122         1,601          9,723
Noninterest expense                        24,917         1,037         25,954
Net income                                  5,980           375          6,355
Assets                                   $879,919        $1,589       $881,508

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

Overview

The Company had record quarterly earnings of $2,933,000 for the quarter ended September 30, 1999. The quarterly earnings represented a 28.4% increase over the $2,284,000 reported for the same period of 1998. Diluted earnings per share for the third quarter of 1999 were $0.40 versus $0.31 in the year earlier period. Earnings for the nine months ended September 30, 1999 were $8,318,000 versus year ago results of $6,355,000, and represented a 30.9% increase. The diluted earnings per share were $1.14 and $0.87 for the respective nine-month periods.

Factors contributing to the improved operating results included continued loan growth, an increase in net interest rate spread, a reduction in provision for loan losses, and improved operating efficiency.

Net interest income grew by $1,165,000 (11.2%) to $11,613,000 on a fully tax equivalent basis. Interest income was up $660,000 (3.8%) due to higher quarter-over-quarter volume of earning assets ($824,277,000 versus $792,701,000). The average yield on earning assets decreased one basis point to 8.66%. Interest expense decreased $505,000 (7.5%) as a result of a 2.8% increase in average balances of interest bearing liabilities to $668,039,000 which was offset by a 40 basis point decrease in the average rate paid on interest bearing liabilities to 3.63%. Net interest margin was 5.64% for the third quarter of 1999 versus 5.27% in the same quarter of the prior year.

The provision for loan losses of $875,000 for the third quarter of 1999 was $45,000 (4.9%) lower than the $920,000 recorded in the same quarter of 1998.

Noninterest income for the third quarter of 1999 increased $86,000 (3.1%) to $2,848,000 from the same period in 1998. Gains on the sale of loans were up $82,000 (143.9%) to $139,000. Commissions on the sale of mutual funds and annuities were up $55,000 (12.3%) to $503,000. Gains on the sale of investments were $0 in the third quarter of 1999 compared to $114,000 in the third quarter of 1998.

Noninterest expense increased $181,000 (2.1%) to $8,640,000 in the third quarter 1999 versus 1998. Salary and benefit expense increased $277,000 (6.6%) to $4,454,000. Base salaries increased $184,000 (6.3%). Other expenses decreased $96,000 (2.2%). On a quarter-over-quarter basis, provision for OREO valuation was reduced $69,000 to $0, and intangible asset amortization decreased $51,000 (15.2%) to $284,000.

Assets of the Company totaled $918,766,000 at September 30, 1999 and represented increases of $14,167,000 (1.6%) and $37,258,000 (4.2%) from the December 31,
1998 and September 30, 1998 ending balances, respectively. Changes in average earning assets from the prior year third quarter-end balances included an increase in loans of $81,708,000 (6.19%) to $587,085,000 and a decrease in securities of $52,882,000 (29.2%) to $233,997,000. From year-end 1998 balances, nonperforming assets have increased $130,000 (4.22%) and total $3,207,000 at September 30, 1999. Nonperforming assets were 0.35% and 0.34% of total assets at September 30, 1999 and December 31, 1998, respectively.

Year-to-date 1999, on an annualized basis, the Company realized a return on assets of 1.24% and a return on equity of 15.19% versus 1.01% and 12.55% in the nine months ended September 30, 1998. TriCo Bancshares ended the quarter with a Tier 1 capital ratio of 10.19% and a total risk-based capital ratio of 11.44%.

The following tables provide a summary of the major elements of income and expense for the third quarter of 1999 compared with the third quarter of 1998 and for the first nine months of 1999 compared with the first nine months of 1998.


                                               TRICO BANCSHARES
                                            CONDENSED COMPARATIVE
                                               INCOME STATEMENT
                               (in thousands, except earnings per common share)



                                                            Three months
                                                         ended September 30,                    Percentage
                                                    1999                    1998                  Change
                                                        (in thousands, except                    increase
                                                         earnings per share)                    (decrease)
Interest income                                      $ 17,850                 $ 17,190                    3.8%
Interest expense                                        6,237                    6,742                   (7.5%)
                                               ---------------         ----------------

Net interest income                                    11,613                   10,448                   11.2%

Provision for loan losses                                 875                      920                   (4.9%)
                                               ---------------         ----------------

Net interest income after                              10,738                    9,528                   12.7%
  provision for loan losses

Noninterest income                                      2,848                    2,762                    3.1%
Noninterest expenses                                    8,640                    8,459                    2.1%
                                               ---------------         ----------------

Net income before income taxes                          4,946                    3,831                   29.1%
Income taxes                                            1,721                    1,269                   35.6%
Tax equivalent adjustment1                                292                      278                    5.0%
                                               ---------------         ----------------

Net income                                              2,933                    2,284                   28.4%
                                               ===============         ================


Diluted earnings per common share                      $ 0.40                   $ 0.31                   29.0%




1Interest on tax-free securities is reported on a tax equivalent basis of 1.52 for September 30, 1999 and 1998.


                                               TRICO BANCSHARES
                                            CONDENSED COMPARATIVE
                                               INCOME STATEMENT
                               (in thousands, except earnings per common share)



                                                             Nine months
                                                         ended September 30,                    Percentage
                                                    1999                    1998                  Change
                                                        (in thousands, except                    increase
                                                         earnings per share)                    (decrease)
Interest income                                      $ 51,366                 $ 49,085                    4.6%
Interest expense                                       17,928                   19,180                   (6.5%)
                                               ---------------         ----------------

Net interest income                                    33,438                   29,905                   11.8%

Provision for loan losses                               2,585                    2,980                  (13.3%)
                                               ---------------         ----------------

Net interest income after                              30,853                   26,925                   14.6%
  provision for loan losses

Noninterest income                                      9,178                    9,723                   (5.6%)
Noninterest expenses                                   26,013                   25,954                    0.2%
                                               ---------------         ----------------

Net income before income taxes                         14,018                   10,694                   31.1%
Income taxes                                            4,831                    3,712                   30.1%
Tax equivalent adjustment1                                869                      627                   38.6%
                                               ---------------         ----------------

Net income                                              8,318                    6,355                   30.9%
                                               ===============         ================


Diluted earnings per common share                      $ 1.14                   $ 0.87                   31.0%



1Interest on tax-free securities is reported on a tax equivalent basis of 1.52 for September 30, 1999 and 1998.

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

For the three months ended September 30, 1999, interest income increased $660,000 (3.8%) over the same period in 1998. The average balance of total earning assets was higher by $31,576,000 (4.0%). Average loan balances were up $81,708,000 (16.2%) which resulted in a $2,047,000 increase in interest income while average balances of securities and fed funds sold were down $50,132,000 (17.5%) which resulted in an $802,000 decrease in interest income. The average yield on loans was lower by 50 basis points while the average yield on securities and fed funds sold increased 25 and 52 basis points, respectively. The overall yield on average earning assets fell 1 basis point to 8.66% which decreased interest income by $585,000.

For the third quarter of 1999, interest expense decreased $505,000 (7.5%) over the year earlier period. Average balances of interest-bearing liabilities were up $18,724,000 (2.8%). The average rate paid on demand, savings, and time deposits decreased 72, 3, and 50 basis points respectively, and accounted for $259,000, $19,000, and $330,000 of the decrease in interest expense, respectively. The average rate paid on interest bearing liabilities decreased 40 basis points to 3.63% and resulted in a $630,000 decrease in interest expense.

The combined effect of the increase in interest income and decrease in interest expense for the third quarter of 1999 versus 1998 resulted in an increase of $1,165,000 (11.2%) in net interest income. Net interest margin was up 37 basis points to 5.64% from 5.27% for the same period a year ago. To the extent the bank continues to be successful in replacing some of the investment portfolio with higher yielding loans, the net interest margin should tend to move higher during the balance of 1999.

The nine-month period ending September 30, 1999, reflects an interest income increase of $2,281,000 (4.7%) over the same period in 1998. An increase of $80,758,000 (16.9%) in average balances on loans accounted for a $6,075,000 increase in interest income while a decrease of $29,055,000 (10.3%) in average balances of securities accounted for a $1,345,000 decrease in interest income. The average yield received on all earning assets for the nine month period ended September 30, 1999 was down 16 basis points to 8.42%, and resulted in a $2,415,000 offset against interest income growth.

Interest expense for the nine-month period decreased $1,252,000 (6.5%) from that for the same period in 1998. Volume increases in interest-bearing liabilities added $796,000 to interest expense. This was offset by a 42 basis point decline in the overall average rate paid on interest-bearing liabilities in the first nine months of 1999 to 3.54%, which decreased interest expense by $2,408,000.

The combined effect of the increase in interest income and decrease in interest expense for the first nine months of 1999 versus 1998 resulted in an increase of $3,533,000 (11.8%) in net interest income. Net interest margin rose 25 basis points to 5.48 from 5.23%.

The following four tables provide summaries of the components of the interest income, interest expense and net interest margins on earning assets for the quarter and nine month periods ended September 30, 1999 versus the same periods in 1998.


                                                     TRICO BANCSHARES
                                            ANALYSIS OF CHANGE IN NET INTEREST
                                                 MARGIN ON EARNING ASSETS
                                                      (in thousands)
                                                                   Three Months Ended
                                              30-Sep-99                                        30-Sep-98

                               Average          Income/         Yield/         Average           Income/        Yield/
                               Balance1         Expense         Rate           Balance1          Expense        Rate
Assets
Earning assets
  Loans 2,3                        $587,085       $ 13,978           9.52%         $505,377       $ 12,666          10.02%
  Securities4                       233,997          3,832           6.55%          286,879          4,519           6.30%
  Federal funds sold                  3,195             40           5.01%              445              5           4.49%
                               -------------    -----------                    -------------     ----------
    Total earning assets            824,277         17,850           8.66%          792,701         17,190           8.67%
                                                -----------                                      ----------
Cash and due from bank               36,571                                          35,150
Premises and equipment               16,384                                          16,665
Other assets, net                    40,407                                          32,091
Less:  allowance
  for loan losses                    (9,888)                                         (7,424)
                               -------------                                   -------------
      Total                        $907,751                                        $869,183
                               =============                                   =============

Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits                  $144,455            572           1.58%         $136,991            788           2.30%
  Savings deposits                  219,793          1,686           3.07%          209,166          1,623           3.10%
  Time deposits                     263,933          3,151           4.78%          262,592          3,463           5.28%
Federal funds purchased               4,129             56           5.43%           13,552            199           5.87%
Short-term debt                         217              2           5.16%           10,583            153           5.78%
Long-term debt                       55,512            770           5.55%           36,431            516           5.67%
                               -------------    -----------                    -------------     ----------
   Total interest-bearing
      liabilities                   688,039          6,237           3.63%          669,315          6,742           4.03%
                                                -----------                                      ----------
Noninterest-bearing deposits        133,577                                         119,724
Other liabilities                    13,885                                          11,164
Shareholders' equity                 72,250                                          68,980
                               -------------                                   -------------
    Total liabilities
      and shareholders' equity     $907,751                                        $869,183
                               =============                                   =============

Net interest rate spread5                                            5.03%                                           4.64%
Net interest income/net                           $ 11,613                                        $ 10,448
                                                ===========                                      ==========
  interest margin6                                   5.64%                                           5.27%
                                                ===========                                      ==========

1Average balances are computed principally on the basis of daily balances.
2Nonaccrual loans are included.
3Interest income on loans includes fees on loans of $706,000 in 1999 and
$744,000 in 1998.
4Interest income is stated on a tax equivalent basis of 1.52 at September 30,
1999 and 1998.
5Net   interest   rate   spread   represents   the  average   yield   earned  on
interest-earning   assets  less  the  average  rate  paid  on   interest-bearing
liabilities.
6Net interest margin is computed by dividing net interest income by total average earning  assets.



                                                   TRICO BANCSHARES
                                            ANALYSIS OF CHANGE IN NET INTEREST
                                                 MARGIN ON EARNING ASSETS
                                                      (in thousands)
                                                                     Nine Months Ended
                                              30-Sep-99                                        30-Sep-98

                                Average         Income/         Yield/           Average         Income/         Yield/
                                Balance1        Expense         Rate             Balance1        Expense         Rate
Assets
Earning assets
  Loans 2,3                        $ 558,251        $ 39,251         9.37%         $ 477,493        $ 35,909         10.03%
  Securities4                        253,008          12,032         6.34%           282,063          13,043          6.17%
  Federal funds sold                   2,296              83         4.82%             3,083             133          5.75%
                                -------------   -------------                    ------------    ------------
    Total earning assets             813,555          51,366         8.42%           762,639          49,085          8.58%
                                                -------------                                    ------------
Cash and due from bank                35,762                                          32,939
Premises and equipment                16,272                                          17,836
Other assets, net                     36,576                                          33,330
Less:  allowance
  for loan losses                     (9,198)                                         (7,025)
                                -------------                                    ------------
      Total                        $ 892,967                                       $ 839,719
                                =============                                    ============
Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits                  $ 144,364           1,697         1.57%         $ 134,599           2,291          2.27%
  Savings deposits                   222,323           5,046         3.03%           211,141           4,860          3.07%
  Time deposits                      250,856           8,841         4.70%           260,365          10,302          5.28%
Federal funds purchased                9,287             351         5.04%             6,151             267          5.79%
Short-term debt                          821              30         4.87%             8,521             365          5.71%
Long-term debt                        47,684           1,963         5.49%            25,610           1,095          5.70%
                                -------------   -------------                    ------------    ------------
   Total interest-bearing
      liabilities                    675,335          17,928         3.54%           646,387          19,180          3.96%
                                                -------------                                    ------------
Noninterest-bearing deposits         131,942                                         114,503
Other liabilities                     12,696                                          11,297
Shareholders' equity                  72,994                                          67,532
                                -------------                                    ------------
    Total liabilities
      and shareholders' equity     $ 892,967                                       $ 839,719
                                =============                                    ============

Net interest rate spread5                                            4.88%                                            4.62%
Net interest income/net                             $ 33,438                                        $ 29,905
                                                =============                                    ============
  interest margin6                                     5.48%                                           5.23%
                                                =============                                    ============

1Average  balances are computed principally on the basis of daily balances.
2Nonaccrual loans are included.
3Interest  income  on loans  includes  fees on loans of  $2,194,000  in 1999 and
$2,173,000 in 1998.
4Interest income is stated on a tax equivalent basis of 1.52 at September 30,
1999 and 1998. 5Net interest rate spread represents the average yield  earned
on  interest-earning   assets  less  the  average  rate  paid  on
interest-bearing  liabilities.
6Net interest margin is computed by dividing net interest income by total average earning assets.

                                TRICO BANCSHARES
                       ANALYSIS OF VOLUME AND RATE CHANGES
                       ON NET INTEREST INCOME AND EXPENSE
                                 (in thousands)



                                For the three months ended September 30,
                                           1999 over 1998

                                                  Yield/
                               Volume             Rate4             Total
                            -----------       -----------       -----------
Increase (decrease) in
  interest income:
    Loans 1,2                  $ 2,047            $ (735)          $ 1,312
    Investment securities3        (833)              146              (687)
    Federal funds sold              31                 4                35
                            -----------       -----------       -----------
      Total                      1,245              (585)              660
                            -----------       -----------       -----------
Increase (decrease) in
  interest expense:
    Demand deposits
      (interest-bearing)            43              (259)             (216)
    Savings deposits                82               (19)               63
    Time deposits                   18              (330)             (312)
    Federal funds purchased       (138)               (5)             (143)
    Short-term debt               (150)               (1)             (151)
    Long-term debt                 270               (16)              254
                            -----------       -----------       -----------
      Total                        125              (630)             (505)
                            -----------       -----------       -----------
Increase (decrease) in
  net interest income          $ 1,120              $ 45           $ 1,165
                            ===========       ===========       ===========


1Nonaccrual loans are included.
2Interest income on loans includes fee income on loans of $706,000 in 1999 and $744,000 in 1998. 3Interest income is stated on a tax equivalent basis of 1.52 for September 30, 1999 and 1998 respectively.
4The rate/volume variance has been included in the rate variance.

                                TRICO BANCSHARES
                       ANALYSIS OF VOLUME AND RATE CHANGES
                       ON NET INTEREST INCOME AND EXPENSE
                                 (in thousands)



                                         For the nine months ended September 30,
                                                      1999 over 1998

                                                    Yield/
                                    Volume           Rate4              Total
                                -----------    ------------    ---------------
Increase (decrease) in
  interest income:
    Loans 1,2                      $ 6,075        $ (2,733)           $ 3,342
    Investment securities3          (1,345)            334             (1,011)
    Federal funds sold                 (34)            (16)               (50)
                                -----------    ------------    ---------------
      Total                          4,696          (2,415)             2,281
                                -----------    ------------    ---------------
Increase (decrease) in
  interest expense:
    Demand deposits
      (interest-bearing)               166            (760)              (594)
    Savings deposits                   257             (71)               186
    Time deposits                     (377)         (1,084)            (1,461)
    Federal funds purchased            136             (52)                84
    Short-term debt                   (330)             (5)              (335)
    Long-term debt                     944             (76)               868
                                -----------    ------------    ---------------
      Total                            796          (2,048)            (1,252)
                                -----------    ------------    ---------------
Increase (decrease) in
  net interest income              $ 3,900          $ (367)           $ 3,533
                                ===========    ============    ===============


1Nonaccrual loans are included.
2Interest income on loans includes fee income on loans of $2,194,000 in 1999 and $2,173,000 in 1998. 3Interest income is stated on a tax equivalent basis of 1.52 for September 30, 1999 and 1998.
4The rate/volume variance has been included in the rate variance.

Provision for Loan Losses

The Bank provided $875,000 for loan losses in the third quarter of 1999 versus $920,000 in 1998. Net charge-offs for all loans in the third quarter of 1999 totaled $206,000 versus $197,000 in the year earlier period.

Noninterest Income

Noninterest income for the third quarter of 1999 increased $86,000 (3.1%) to $2,848,000 from the same period in 1998. Gains on the sale of loans were up $82,000 (143.9%) to $139,000. Commissions on the sale of mutual funds and annuities were up $55,000 (12.3%) to $503,000. Gains on the sale of investments were $0 in the third quarter of 1999 compared to $114,000 in the third quarter of 1998.

For the nine months ended September 30, noninterest income was down $545,000 (5.6%) over the same period for 1998. The Bank sold its credit card portfolio of $14,365,000 for a gain of $793,000 in the second quarter of 1998. Excluding the gain on the sale of the credit card portfolio in 1998, noninterest income for the nine months ended September 30, 1999 increased $243,000 (2.7%) from the same period in 1998. Significant changes in the following items contributed to the $243,000 increase: commissions on mutual fund and annuity sales increased $133,000 to $1,688,000, ATM fees increased $101,000 to $674,000, gain on sale of loans increased $341,000 to $692,000, gain on sale of other real estate owned increased $154,000 to $175,000, credit card fees decreased $240,000 to $0, and gain on sale of investments decreased $227,000 to $24,000.

Noninterest Expense

Noninterest expense increased $181,000 (2.1%) to $8,640,000 in the third quarter 1999 versus 1998. Salary and benefit expense increased $277,000 (6.6%). Base salaries increased $184,000 (6.3%). Approximately $99,000 of the increase in base salaries was due to the recently opened Beale and Visalia branches and the recent conversion of the Bakersfield and Sacramento loan production offices to full service branches. Other expenses decreased $96,000 (2.2%). On a quarter-over-quarter basis, provision for OREO valuation was reduced $69,000 to $0, and intangible asset amortization decreased $51,000 (15.2%) to $284,000. In total, all other categories of noninterest expense remained essentially unchanged from the year ago quarter despite the new branch openings and conversions noted above.

For the first nine months noninterest expenses increased $59,000 (0.2%) in 1999 compared to 1998. Salary and benefit expense increased $775,000 (6.2%) on a year-over-year basis. Base salaries increased $306,000 (3.5%). Other expenses decreased $716,000 (5.4%). The following changes contributed to the net decrease in other expenses: OREO provisions and expenses decreased $378,000 to $32,000, and amortization of intangible assets decreased $152,000 to $851,000.




Provision for Income Taxes

The effective tax rate for the nine months ended September 30, 1999 is 36.7% and reflects a decrease from 36.9% in the year earlier period. The tax rate is lower than the statutory rate of 40.4% due primarily to nontaxable earnings from municipal bonds.

Loans

At September 30, 1999,  loan balances were  $82,446,000  (15.9%) higher than the ending balances at September 30, 1998 and $68,907,000 (12.9%) higher than the ending balances at December 31, 1998. On a year-over-year basis at September 30, commercial, real estate mortgage, real estate construction, and consumer loan balances were higher by $64,377,000 (29.8%), $10,732,000 (5.5%), $4,914,000
(15.8%), and $2,423,000 (3.2%) respectively. Consumer loan balances were relatively flat from one year ago.

Securities

At September 30, 1999, securities available-for-sale had a fair value of $228,815,000 and an amortized cost of $236,110,000. At September 30, 1999 this portfolio contained mortgage-backed securities with an amortized cost of $143,683,000 of which $20,653,000 were CMOs. At December 31, 1998, securities available-for-sale had a fair value of $279,676,000 and an amortized cost of $278,200,000. At December 31, 1998, this portfolio contained mortgage-backed securities with an amortized cost of $166,557,000 of which $31,152,000 were CMOs.

Nonperforming Loans

As shown in the following table, total nonperforming assets have increased 4.2% to $3,207,000 in the first nine months of 1999. Nonperforming assets represent 0.35% of total assets, compared to .34% at year-end 1998. All nonaccrual loans are considered to be impaired when determining the valuation allowance under SFAS 114. The Bank continues to make a concerted effort to work problem and potential problem loans to reduce risk of loss.

                                          September 30,        December 31,
                                               1999                1998

Nonaccrual loans                                   $ 1,190             $ 1,045
Accruing loans past due 90 days or more              1,157                 620
Restructured loans (in compliance with
  modified terms)                                        -                   -
                                        -------------------   -----------------
     Total nonperforming loans                       2,347               1,665
Other real estate owned                                860               1,412
                                        -------------------   -----------------
     Total nonperforming assets                    $ 3,207             $ 3,077
                                        ===================   =================
Nonincome producing investments in real
  estate held by Bank's real estate
    development subsidiary                             $ -               $ 856
                                        ===================   =================
Nonperforming loans to total loans                   0.39%               0.31%
Allowance for loan losses to
  nonperforming loans                                 442%                493%
Nonperforming assets to total assets                 0.35%               0.34%
Allowance for loan losses to
  nonperforming assets                                324%                267%

Allowance for Loan Loss

The Bank maintains its allowance for loan losses at a level Management believes will be adequate to absorb probable losses inherent in existing loans, leases and commitments to extend credit, based on evaluations of the collectibility, impairment and prior loss experience of loans, leases and commitments to extend credit.

The following table presents information concerning the allowance and provision for loan losses.

                                     For the nine months ended September 30
                                      1999                           1998
                                                 (in thousands)
Balance, Beginning of period              $ 8,206                   $ 6,459
Provision charged to operations             2,585                     2,980
Loans charged off                            (514)                   (1,831)
Recoveries of loans previously
  charged off                                 108                       253
                                ==================       ===================
Balance, end of period                   $ 10,385                   $ 7,861
                                ==================       ===================

Ending loan portfolio                   $ 601,341                 $ 518,895
                                ==================       ===================
Allowance as a percentage
  of ending loan portfolio                  1.73%                     1.51%
                                ==================       ===================


Equity

The following table indicates the amounts of regulatory capital of the Company.

                                                                                     To Be Well
                                                                                  Capitalized Under
                                                                For Capital       Prompt Corrective
                                         Actual            Adequacy Purposes     Action Provisions
                                     Amount     Ratio        Amount     Ratio      Amount   Ratio
As of  September 30, 1999:
Total Capital to Risk Weighted Assets:
    Consolidated                     $78,143   11.44%       =>$54,652 =>8.0%     =>$68,315  =>10.0%
    Tri Counties Bank                $77,164   11.31%       =>$54,581 =>8.0%     =>$68,226  =>10.0%
Tier I Capital to Risk Weighted Assets:
    Consolidated                     $69,604   10.19%       =>$27,326 =>4.0%     =>$40,989  => 6.0%
    Tri Counties Bank                $68,613   10.06%       =>$27,291 =>4.0%     =>$40,936  => 6.0%
Tier I Capital to Average Assets:
    Tri Counties Bank                $68,613    7.62%       =>$36,008 =>4.0%     =>$45,011  => 5.0%


Year 2000

The Company provided extensive information regarding its preparations for the Year 2000 Century Date Change (Y2K) in the "Management's Discussion and Analysis of Financial Condition and Results of Operstions" section of the 1998 annual report on Form 10-K, filed by the Company on March 12, 1999. The discussion here is intended to update that information.

State of readiness - Since early 1997, the Company has been addressing the impact of Y2K to its data processing systems. Key financial information and operational systems were assessed and detailed plans were developed to ensure that Y2K system modifications were in place for all mission critical systems. As most of the critical software is purchased from vendors, the Company is concentrating its efforts on implementation and testing of Y2K "Compliant" versions provided by these vendors. Full system validation and certification of these versions is being performed. As of September 30, 1999, the Company has successfully completed testing of mission critical systems.

Although the Companys remediation efforts are directed at reducing its Y2K exposure, there can be no assurance that these efforts will fully mitigate the effect of Y2K issues and it is likely that one or more events may disrupt the Companys normal business operations. In the event the Company fails to identify or correct a material Y2K problem, there could be disruptions in normal business operations, which could have a material adverse effect on the Companys results of operations, liquidity or financial condition.

Costs - The Company continues to estimate that it will spend approximately $175,000 to address the Y2K issue. Through September 30, 1999, approximately $89,000 has been spent. Management does not anticipate a material adverse impact to the Company's results of operations or financial position.

Risks - The primary risk of failure to adequately address the Y2K problem would be the inability to process loans and deposit transactions for customers. The Company also is exposed to risk from deposit withdrawals or if its customers, funds providers, or correspondent financial institutions and brokerage firms are unable to adequately address Y2K in their own data processing systems.
The Company has contacted all of its major loan customers and those other financial institutions with whom it has backup borrowing arrangements to assess the steps that these third parties are taking to address the Y2K issue for themselves and their customers. The Company's risk with respect to loan customers who do not address the Y2K issue is the risk of non-payment or late payment of loans. The Company's risk with respect to funds providers is that in the event of a shortage of liquidity they would not be able to meet their commitments to the Company. The Company's risk with respect to other financial institutions and brokerage firms is that it may be unable to settle securities transactions. There are also risks to the Company relating to providers of power and telecommunications not being able to supply these services.

Although it is not possible to quantify the potential impact of these risks at this time, there may be increases in future years in problem loans, credit losses, losses in the fiduciary business and liquidity problems, as well as the risk of litigation and potential losses from litigation related to the foregoing.


Contingency Plans - As of September 30, 1999, the Company has successfully completed the development of a Y2K contingency plan for business resumption.

Forward-looking statements contained in the foregoing Year 2000 section should be read in conjunction with the cautionary statements included in the introductory paragraphs under Managements Discussion and Analysis of Financial Condition and Result of Operations on page 10.



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


                                TRICO BANCSHARES



Date  November 10, 1999                               /s/ Robert H. Steveson
    ---------------------                             -----------------------
                                                      Robert H. Steveson
                                                      President and
                                                      Chief Executive Officer


Date  November 10, 1999                               /s/ Thomas J. Reddish
    ---------------------                             ---------------------
                                                      Thomas J. Reddish
                                                      Vice President and
                                                      Chief Financial Officer