Form 10-K
period 1999-12-31
TRICO BANCSHARES /
filed 2000-03-24
CIK 356171

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year                               Commission File Number 0-10661
ended December 31, 1999

                                TriCo Bancshares
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            California                                           94-2792841
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

63 Constitution Drive, Chico, California                             95973
_-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

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
The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 14, 2000, was approximately $78,398,000. This computation excludes a total of 1,954,829 shares which are beneficially owned by the officers and directors of Registrant who may be deemed to be the affiliates of Registrant under applicable rules of the Securities and Exchange Commission.

The number of shares outstanding of Registrant's classes of common stock, as of March 14, 2000, was 7,181,350 shares of Common Stock, without par value.

The following documents are incorporated herein by reference into the parts of Form 10-K indicated: Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999, for Item 7, and Registrant's Proxy Statement for use in connection with its 2000 Annual Meeting of Shareholders, for Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X
                            ---

                                     PART I

1.  BUSINESS

Formation of Bank Holding Company.

     TriCo Bancshares (hereinafter the "Company") was incorporated under the laws of the State of California on October 13, 1981. It was organized at the direction of the Board of Directors of Tri Counties Bank (the "Bank") for the purpose of forming a bank holding company. On September 7, 1982, a wholly-owned subsidiary of the Company was merged with and into the Bank resulting in the shareholders of the Bank becoming the shareholders of the Company and the Bank becoming the wholly-owned subsidiary of the Company. (The merger of the wholly-owned subsidiary of the Company with and into the Bank is hereafter referred to as the "Reorganization.") At the time of the Reorganization, the Company became a bank holding company subject to the supervision of the Board of Governors of the Federal Reserve System (the "Board") in accordance with the Bank Holding Company Act of 1956, as amended. The Bank remains subject to the supervision of the State of California Department of Financial Institutions and the Federal Deposit Insurance Corporation (the "FDIC"). The Bank currently is the only subsidiary of the Company and the Company has not yet commenced any business operations independent of the Bank.

Provision of Banking Services.

     The Bank was incorporated as a California banking corporation on June 26, 1974, and received its Certificate of Authority to begin banking operations on March 11, 1975.

     The  Bank  engages  in  the  general  commercial  banking  business  in the
California  counties of Butte, Del Norte,  Glenn,  Kern, Lake,  Lassen,  Madera,
Mendocino, Merced, Nevada, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare, and Yuba. The Bank currently has 28 traditional branches, 8 in-store branches, and 1 video-banking supermarket branch. It opened its first banking office in Chico, California in 1975, followed by branch offices in Willows, Durham and Orland, California. The Bank opened its fifth banking office at an additional location in Chico in 1980. On March 27, 1981, the Bank acquired the assets of Shasta County Bank and thereby acquired six additional offices. These offices are located in the communities of Bieber, Burney, Cottonwood, Fall River Mills, Palo Cedro and Redding, California. On November 7, 1987, the Bank purchased the deposits and premises of the Yreka Branch of Wells Fargo Bank, thereby acquiring an additional branch office. On August 1, 1988, the Bank opened a new office in Chico at East 20th Street and Forest Avenue. The Bank opened a branch office in Yuba City on September 10, 1990. The Bank opened four supermarket branches in 1994. These supermarket branches were opened on March 7, March 28, June 6 and June 13, 1994 in Red Bluff, Yuba City, and two in Redding respectively. The Bank added one conventional branch in Redding through its acquisition of Country National Bank on July 21, 1994. On November 7, 1995, the Bank opened a supermarket branch in Chico. In March 1996 the Bank opened its sixth supermarket branch in Grass Valley. The acquisition of Sutter Buttes
Savings Bank in October 1996 added a branch in Marysville. Loan production offices were established in Bakersfield and Sacramento in 1996. On February 21, 1997, the Bank purchased nine branches from Wells Fargo Bank, N.A. The acquired branches are located in Crescent City, Weed, Mt. Shasta, Susanville, Covelo, Middletown, Patterson, Gustine and Chowchilla. This acquisition expanded the Bank's market area from the Sacramento Valley and intermountain areas to include parts of the northern coastal region and the northern San Joaquin Valley. In November 1998 the Bank converted its Bakersfield and Sacramento loan production offices to full service branches. On February 10, 1999, the Bank opened a video-banking supermarket branch in Chico. In July 1999, the Bank opened its ninth supermarket branch at Beale Air Force Base. The Bank opened branch offices in Visalia and Modesto, during August 1999 and January 2000, respectively.

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

     The Bank's operating policy since its inception has emphasized retail banking. Most of the Bank's customers are retail customers and small to medium-sized businesses. The business of the Bank emphasizes serving the needs of local businesses, farmers and ranchers, retired individuals and wage earners. The majority of the Bank's loans are direct loans made to individuals and businesses in the regions of California where its branches are located. At December 31, 1999, the total of the Bank's consumer installment loans outstanding was $79,589,000 (13.5%), the total of commercial loans outstanding was $262,916,000 (44.7%), and the total of real estate loans including construction loans of $38,277,000 was $245,474,000 (41.8%). The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment, inventory, accounts receivable and notes receivable secured by property as collateral for loans.

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

     The Bank offers 24-hour ATMs at almost all branch locations. The ATMs are linked to several national and regional networks such as CIRRUS and STAR. In addition, banking by telephone on a 24-hour toll-free number is available to all customers. This service allows a customer to obtain account balances and most recent transactions, transfer moneys between accounts, make loan payments, and obtain interest rate information.

     In February 1998, the Bank became the first bank in the Northern Sacramento Valley to offer banking services on the Internet. This banking service provides customers one more tool for anywhere, anytime access to their accounts.

Other  activities.

     In addition to the banking services referred to above, pursuant to California law, TCB Real Estate Corporation, a wholly-owned subsidiary of the Bank, was engaged in limited real estate investments until December 1998. At that time, TCB Real Estate Corporation divested its remaining real estate investments. Such investments consisted of holding certain real property for the purpose of development or as income earning assets. The amount of the Bank's assets committed to such investment did not exceed the total of the Bank's capital and surplus. In 1996 the FDIC directed the Bank to divest the properties held by TCB Real Estate Corporation and to terminate its operations. The Bank and the FDIC agreed to a plan that called for the divestiture by June 30, 1999. TCB Real Estate Corporation was dissolved on April 27, 1999.

     The Bank may in the future engage in other businesses either directly or indirectly through subsidiaries acquired or formed by the Bank subject to regulatory constraints. See "Regulation and Supervision."

Employees.

     At December 31, 1999, the Company and the Bank employed 446 persons, including four executive officers. Full time equivalent employees were 379. No employees of the Company or the Bank are presently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are excellent.

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

     Notwithstanding this prohibition, under the Financial Services Modernization Act of 1999, the Company may engage in any activity, and may acquire and retain the shares of any company engaged in any activity, that the FRB, in coordination with the Secretary of the Treasury, determines (by regulation or order) to be financial in nature or incidental to such financial activities. Furthermore, such law dictates several activities that are considered to be financial in nature, and therefore are not subject to FRB approval.

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

     Qualifying capital is divided into two tiers. Tier 1 capital consists generally of common stockholders' equity, qualifying noncumulative perpetual preferred stock, qualifying cumulative perpetual preferred stock (up to 25 percent of total Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. Tier 2 capital consists of, among other things, allowance for loan and lease losses up to 1.25 percent of weighted risk assets, perpetual preferred stock, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, subordinated debt and intermediate-term preferred stock. Tier 2 capital qualifies as part of total capital up to a maximum of 100 percent of Tier 1 capital. Amounts in excess of these limits may be issued but are not included in the calculation of risk-based capital ratios. As of December 31, 1999, the Company must have a minimum ratio of qualifying total capital to weighted risk assets of 8 percent, of which at least 4 percent must be in the form of Tier 1 capital.

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

     As of December 31, 1999, the deposit insurance premium rate was $0.0212 per $100.00 in deposits. In November 1990, federal legislation was passed which removed the cap on the amount of deposit insurance premiums that can be charged by the FDIC. Under this legislation, the FDIC is able to increase deposit insurance premiums as it sees fit. This could result in a significant increase in the cost of doing business for the Bank in the future. The FDIC now has authority to adjust deposit insurance premiums paid by insured banks every six months.

The Bank's Risk-Based Capital Requirements.

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

     The grounds upon which a conservator or receiver of a bank can be appointed have been expanded. For example, a conservator or receiver can be appointed for a bank that fails to maintain minimum capital levels and has no reasonable prospect of becoming adequately capitalized.

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

General.

     The Company conducts all of its business operations within a single geographic area. The Company is principally engaged in traditional community banking activities provided through its twenty-eight branches and nine in-store branches located throughout Northern and Central California. Community banking activities include the Bank's commercial and retail lending, deposit gathering and investment and liquidity management activities. In addition to its community banking services, the Bank offers investment brokerage and leasing services. In 1998 and prior, the Company held investments in real estate through its wholly-owned subsidiary, TCB Real Estate. These activities are monitored and reported by Bank management as separate operating segments.

2.  PROPERTIES

         As the Company has not yet acquired any  properties  independent of the
Bank,  its  only  subsidiary,   the  properties  of  the  Bank  and  the  Bank's
subsidiaries comprise all of the properties of the Company.

Bank Properties

     The Bank owns and leases properties that house administrative and data processing functions and 33 banking offices. Major owned and leased facilities are listed below.

Park Plaza Branch                                  Pillsbury Branch
780 Mangrove Avenue                                2171 Pillsbury Road
Chico, CA 95926                                    Chico, CA 95926
10,000 square feet                                 5,705 square feet
Leased - term expires 2010                         Owned

Visalia Branch                                     Hilltop Branch
2914 W. Main Street                                1250 Hilltop Drive
Visalia, CA 93291                                  Redding, CA 96049
2,400 square feet                                  6,252 square feet
Leased                                             Owned

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

Modesto Branch
3320 Tully Road, Suite 3
Modesto, CA 95350
3,850  square  feet
Leased
               1This leased building was vacated in 1998 and is being subleased. 2This building was vacated in 1997 and is currently being leased.

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


                                          Prices of the             Approximate
                                        Company's Common              Trading
                                              Stock                   Volume
Quarter Ended:1,2                   High              Low           (in shares)

March 31, 1998                     $ 22.67           $ 20.00          293,600
June 30, 1998                        22.58             18.33          398,300
September 30, 1998                   19.83             15.33          394,600
December 31, 1998                    18.50             14.08          330,800
March 31, 1999                       18.25             15.44          401,800
June 30, 1999                        18.75             15.81          680,100
September 30, 1999                   20.00             16.75          417,900
December 31, 1999                    20.50             17.00          363,800


1Quarterly trading activity has been compiled from NASDAQ trading reports. 2Stock prices and trading volumes adjusted to reflect 3-for-2 stock split effected October 30, 1998.

Holders
     As of March 14, 2000, there were approximately 1,850 holders of record of the Company's Common Stock.

Dividends
     The Company has paid quarterly dividends since March 1990. The Company paid quarterly dividends of $0.19 per share in the third and fourth quarters of 1999, $0.16 per share in the first and second quarters of 1999 and the fourth quarter of 1998, and $0.11 per share in each of the previous three quarters. The holders of Common Stock of the Company are entitled to receive cash dividends when and as declared by the Board of Directors, out of funds legally available therefor, subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution.
     The Company, as sole shareholder of the Bank, is entitled to receive dividends when and as declared by the Bank's Board of Directors, out of funds legally available therefore, subject to the powers of the FDIC and the restrictions set forth in the California Financial Code (the "Financial Code"). The Financial Code provides that a bank may not make any distributions in excess of the lessor of: (i) the bank's retained earnings, or (ii) the bank's net income for the last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank may, with the prior approval of the California Superintendent of Banks (the "Superintendent"), make a distribution to its shareholders of up to the greater of (A) the bank's retained earnings, (B) the bank's net income for its last fiscal year, or (C) the bank's net income for its current fiscal year. If the Superintendent determines that the shareholders' equity of a bank is inadequate or that a distribution by the bank to its shareholders would be unsafe or unsound, the Superintendent may order a bank to refrain from making a proposed distribution. The FDIC may also order a bank to refrain from making a proposed distribution when, in its opinion, the payment of such would be an unsafe or unsound practice. The Bank paid dividends totaling $5,170,000 to the Company in 1999. As of December 31, 1999 and subject to the limitations and restrictions under applicable law, the Bank had funds available for dividends in the amount of $14,828,000.
     The Federal Reserve Act limits the loans and advances that the Bank may make to its affiliates. For purposes of such Act, the Company is an affiliate of the Bank. The Bank may not make any loans, extensions of credit or advances to the Company if the aggregate amount of such loans, extensions of credit, advances and any repurchase agreements and investments exceeds 10% of the capital stock and surplus of the Bank. Any such permitted loan or advance by the Bank must be secured by collateral of a type and value set forth in the Federal Reserve Act.



6.   FIVE YEAR SELECTED FINANCIAL DATA (in thousands, except share data)

                                                1999             1998              1997             1996            1995
Statement of Operations Data:1
Interest income                              $68,589          $65,138           $59,877          $49,148         $46,011
Interest expense                              24,370           25,296            23,935           19,179          17,988

Net interest income                           44,219           39,842            35,942           29,969          28,023
Provision for loan losses                      3,550            4,200             3,000              777             335

Net interest income after
  provision for loan losses                   40,669           35,642            32,942           29,192          27,688
Noninterest income                            12,101           12,869             9,566            6,636           5,933
Noninterest expense                           34,833           34,692            32,932           23,485          21,661

Income before income taxes                    17,937           13,819             9,576           12,343          11,960
Provision for income taxes                     6,534            5,049             3,707            5,037           4,915

Net income                                   $11,403           $8,770            $5,869           $7,306          $7,045

Share Data:2
Diluted earnings per share                     $1.56            $1.21             $0.81           $ 1.04           $0.97
Cash dividend paid per share                    0.70             0.49              0.43             0.39            0.25
Common shareholders' equity
  at year end                                  10.22            10.22              9.31             8.73            7.95

Balance Sheet Data at year end4:
Total loans, gross                          $587,979         $532,433          $448,967         $439,218        $318,766
Total assets                                 924,796          904,599           826,165          694,859         603,554
Total deposits                               794,110          769,173           724,094          595,621         516,193
Total shareholders' equity                    73,123           72,029            65,124           60,777          53,213
Total long-term debt                          45,505           37,924            11,440           24,281          26,292
Selected Financial Ratios:
Return on average assets                         1.26%            1.03%             0.75%             1.18%          1.22%
Return on average common
  shareholders' equity                          15.59%            12.80%            9.34%            13.03%         13.95%
Total risk-based capital ratio                  11.77%            11.83%           11.90%            13.58%         15.17%
Net interest margin3                             5.49%             5.28%            5.16%             5.37%          5.36%
Allowance for loan losses to total
  loans outstanding at end of year               1.88%             1.54%            1.44%             1.39%          1.75%

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


7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Registrant's 1999 Annual Report to Shareholders, (pages 28 through 47 of Exhibit 13.1 as electronically filed) is incorporated herein by reference.

7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Discussion is included Management's Discussion and Analysis (pages 28 through 47 of Exhibit 13.1 as electronically filed) and is incorporated herein by reference.

8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and independent auditor's report, included in Registrant's 1999 Annual Report to Shareholders, are incorporated herein by reference:


                                                         Pages of Exhibit 13.1
                                                        as Electronically Filed

Report of Independent Public Accountants                           27

Consolidated Balance Sheets as of
December 31, 1999 and 1998                                          1

Consolidated Statements of Income
for the years ended December 31,
1999, 1998 and 1997                                                 2

Consolidated Statements of Changes in
Shareholders' Equity for the
years ended December 31, 1999,
1998 and 1997                                                       3

Consolidated Statements of Cash Flows
for the years ended December 31,
1999, 1998 and 1997                                                 4

Notes to Consolidated Financial
Statements                                                          6


9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Registrant's directors and executive officers will be set forth under the caption, "Proposal No. 1 Election of Directors of the Company" in Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about May 9, 2000. Said information is incorporated herein by reference.

11.  EXECUTIVE COMPENSATION

     Information regarding compensation of Registrant's directors and executive officers will be set forth under the caption, "Proposal No. 1 - Election of Directors of the Company" in Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about May 9, 2000. Said information is incorporated herein by reference.

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners, directors and executive officers of Registrant will be set forth under the
caption,   "Information  Concerning  the  Solicitation"  in  Registrant's  Proxy
Statement for use in connection with the Annual Meeting of Shareholders to be held on or about May 9, 2000. Said information is incorporated herein by reference.

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is set forth under the caption, "Proposal No. 1 Election of Directors of the Company" in Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about May 9, 2000. Said information is incorporated herein by reference.

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

         3.2 Bylaws, as amended to date, filed as Exhibit 3.2 to Registrant's Report on Form 10-K, filed for the year ended December 31, 1992, are incorporated herein by reference.

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

         11.1        Computation of earnings per share.

         13.1        TriCo Bancshares 1999 Annual Report to Shareholders.*

         21.1 Tri Counties Bank, a California banking corporation, is the only subsidiary of Registrant.

         23.1        Consent of Arthur Andersen LLP

         27.1        Financial Data Schedule



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

Date:  March 14, 2000                                         TRICO BANCSHARES


By:                              /s/ Richard P. Smith
                                 Richard P. Smith, President
                                 and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March  14, 2000         /s/ Richard P. Smith
                              Richard P. Smith, President, Chief Executive
                              Officer and Director (Principal Executive Officer)


Date: March  14, 2000         /s/ Thomas J. Reddish
                              Thomas J. Reddish,  Vice  President and Chief
                              Financial Officer (Principal Financial and
                              Accounting Officer)


Date: March  14, 2000         /s/ Everett B. Beich
                              Everett B. Beich, Director


Date: March  21, 2000         /s/ William J. Casey
                              William J. Casey, Director and Vice Chairman
                              of the Board


Date: March  21, 2000         /s/ Craig S. Compton
                              Craig S. Compton, Director


Date: March  14, 2000         /s/ Douglas F. Hignell
                              Douglas F. Hignell, Secretary and Director


Date: March  14, 2000         /s/ Brian D. Leidig
                              Brian D. Leidig, Director


Date: March 14, 2000          /s/ Wendell J. Lundberg
                              Wendell J. Lundberg, Director


Date: March  14, 2000         /s/ Donald E. Murphy
                              Donald E. Murphy, Director

Date: March  14, 2000         /s/ Robert H. Steveson
                              Robert H. Steveson, Director and
                              Co-Chairman of the Board


Date: March  14, 2000         /s/ Carroll R. Taresh
                              Carroll R. Taresh, Director


Date: March  14, 2000         /s/ Alex A. Vereschagin
                              Alex A. Vereschagin, Jr., Director and
                              Chairman of the Board



                                  EXHIBIT 11.1
                       COMPUTATIONS OF EARNINGS PER SHARE

                                                                  Years ended December 31

                                                      1999         1998         1997         1996         1995
                                                      ----         ----         ----         ----         ----
Shares used in the computation
  of earnings per share1
     Weighted daily average
     of shares outstanding                       7,129,560    7,017,306    6,978,089    6,769,735    6,645,138

     Shares used in the computation
     of diluted earnings per share               7,318,520    7,267,602    7,246,011    7,034,627    6,985,339
                                                 =========    =========    =========    =========    =========

Net income used in the computation of earnings per common stock:
     Income before adjustment
     for interest expense on
     convertible capital notes                     $11,403       $8,770       $5,869       $7,306       $7,045
Adjustment for preferred
   Stock dividend                                       --           --           --           --         (245)

Net income, as adjusted                            $11,403       $8,770       $5,869       $7,306       $6,800
                                                   =======       ======       ======       ======       ======

Basic earnings per share                           $  1.60      $  1.25      $  0.84      $  1.08      $  1.02
                                                   =======      =======      =======      =======      =======

Diluted earnings per share                         $  1.56      $  1.21      $  0.81      $  1.04      $  0.97
                                                   =======      =======      =======      =======      =======


        1Retroactively adjusted for stock dividends and stock splits.



                                  EXHIBIT 13.1

TRICO BANCSHARES CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
                                                                                                        December 31,
Assets                                                                                           1999                 1998
Cash and due from banks                                                                      $ 52,036             $ 50,483
Federal funds sold                                                                              8,400                   --
                                                                                            ------------------------------
    Cash and cash equivalents                                                                  60,436               50,483

Securities available-for-sale                                                                 231,708              279,676

Loans:
  Commercial                                                                                  262,916              211,773
  Consumer                                                                                     79,589               72,512
  Real estate mortgages                                                                       207,197              211,072
  Real estate construction                                                                     38,277               37,076
                                                                                            ------------------------------
                                                                                              587,979              532,433
    Less:  Allowance for loan losses                                                           11,037                8,206
                                                                                            ------------------------------
    Net loans                                                                                 576,942              524,227
Premises and equipment, net                                                                    16,043               16,088
Other real estate owned                                                                           760                1,412
Accrued interest receivable                                                                     6,076                5,821
Deferred income taxes                                                                          10,764                5,783
Intangible assets                                                                               6,429                7,564
Other assets                                                                                   15,638               13,545
                                                                                            ------------------------------
    Total assets                                                                            $ 924,796            $ 904,599
                                                                                            ==============================
Liabilities and Shareholders' Equity

Deposits:
  Noninterest-bearing demand                                                                $ 155,937            $ 148,840
  Interest-bearing demand                                                                     143,923              149,698
  Savings                                                                                     222,615              220,810
  Time certificates, $100,000 and over                                                         73,462               64,857
  Other time certificates                                                                     198,173              184,968
                                                                                            ------------------------------
    Total deposits                                                                            794,110              769,173
Federal funds purchased                                                                            --               14,000
Accrued interest payable                                                                        4,193                3,863
Other liabilities                                                                               7,865                7,610
Long-term debt and other borrowings                                                            45,505               37,924
                                                                                            ------------------------------
    Total liabilities                                                                         851,673              832,570
Commitments and contingencies (Note H)

Shareholders' equity:
Common stock, no par value:  Authorized 20,000,000 shares;
    issued and outstanding  7,152,329 and 7,050,990 shares, respectively                       50,043               48,838
Retained earnings                                                                              28,613               22,257
Accumulated other comprehensive income (loss)                                                  (5,533)                 934
                                                                                            ------------------------------
    Total shareholders' equity                                                                 73,123               72,029
                                                                                            ------------------------------
    Total liabilities and shareholders' equity                                              $ 924,796            $ 904,599
                                                                                            ==============================
See Notes to Consolidated Financial Statements

                                  Exhibit 13.1

TRICO BANCSHARES CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share)

                                                                                         Years Ended December 31,
                                                                              1999                  1998               1997

Interest income:
  Interest and fees on loans                                              $ 53,395              $ 48,506           $ 44,903
  Interest on investment securities--taxable                                12,500                14,622             13,791
  Interest on investment securities--tax exempt                              2,229                 1,860                630
  Interest on federal funds sold                                               465                   150                553
                                                                          -------------------------------------------------
    Total interest income                                                   68,589                65,138             59,877

Interest expense:
  Interest on interest-bearing demand deposits                               2,287                 2,932              2,781
  Interest on savings                                                        6,811                 6,473              6,400
  Interest on time certificates of deposit                                   8,970                11,685             11,481
  Interest on time certificates of deposit, $100,000 and over                3,209                 1,775              2,020
  Interest on short-term borrowing                                             386                   816                537
  Interest on long-term debt                                                 2,707                 1,615                716
                                                                          -------------------------------------------------
    Total interest expense                                                  24,370                25,296             23,935
                                                                          -------------------------------------------------
    Net interest income                                                     44,219                39,842             35,942

Provision for loan losses                                                    3,550                 4,200              3,000
                                                                          -------------------------------------------------
    Net interest income after provision for loan losses                     40,669                35,642             32,942

Noninterest income:
  Service charges and fees                                                   7,127                 7,387              6,745
  Other income                                                               4,974                 5,482              2,821
                                                                          -------------------------------------------------
    Total noninterest income                                                12,101                12,869              9,566

Noninterest expenses:
  Salaries and related expenses                                             17,837                16,803             15,671
  Other, net                                                                16,996                17,889             17,261
                                                                          -------------------------------------------------
    Total noninterest expenses                                              34,833                34,692             32,932
                                                                          -------------------------------------------------
    Income before income taxes                                              17,937                13,819              9,576

Income taxes                                                                 6,534                 5,049              3,707
                                                                          -------------------------------------------------
Net income                                                                 $11,403              $  8,770            $ 5,869
                                                                          =================================================

Basic earnings per common share                                          $    1.60             $    1.25          $    0.84

Diluted earnings per common share                                        $    1.56             $    1.21          $    0.81


See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 1999, 1998 and 1997 (in thousands, except share amounts)



                                          Common Stock               Accumulated
                                        Number                          Other
                                          of               Retained Comprehensive          Comprehensive
                                        Shares    Amount   Earnings Income (Loss)  Total      Income
                                        ----------------------------------------------------------------

Balance, December 31, 1996            4,641,223  $47,652   $14,076     $(951)    $60,777
Exercise of Common Stock options         22,526      332                             332
Repurchase of Common Stock               (1,100)     (11)      (19)                  (30)
Common  Stock  cash dividends                               (2,970)               (2,970)
Stock option amortization                            188                             188

Comprehensive income:
   Net income                                                5,869                 5,869      $5,869
   Other comprehensive income, net of tax:
     Change in unrealized loss on securities, net of tax
     and reclassification adjustments (Note A):                                                  958
                                                                                              ----------
  Other comprehensive income:                                            958         958         958
                                                                                              ----------
Comprehensive income                                                                          $6,827
                                      ---------------------------------------------------===============
Balance, December 31, 1997            4,662,649   48,161    16,956         7      65,124
Exercise of Common Stock options         60,125      532                             532
3-for-2 Common Stock split            2,330,371
Repurchase of Common Stock               (2,055)     (21)      (39)                  (60)
Common  Stock  cash dividends                               (3,430)               (3,430)
Stock option amortization                            166                             166

Comprehensive income:
   Net income                                                8,770                 8,770      $8,770
   Other comprehensive income, net of tax:
     Cumulative effect of change in accounting principle                                         337
     Change in unrealized gain on securities, net of tax
     and reclassification adjustments (Note A):                                                  590
                                                                                              ----------
   Other comprehensive income:                                           927         927         927
                                                                                              ----------
Comprehensive income                                                                          $9,697
                                      ---------------------------------------------------===============

Balance, December 31, 1998            7,050,990   48,838    22,257       934      72,029
Exercise of Common Stock options        106,440    1,074                           1,074
Repurchase of Common Stock               (5,101)     (35)      (51)                  (86)
Common  Stock  cash dividends                               (4,996)               (4,996)
Stock option amortization                            166                             166

Comprehensive income:
   Net income                                               11,403                11,403     $11,403
   Other comprehensive income, net of tax:
     Change in unrealized gain on securities, net of tax
     and reclassification adjustments (Note A):                                               (6,467)
                                                                                              ----------
  Other comprehensive loss:                                           (6,467)     (6,467)     (6,467)
                                                                                              ----------
Comprehensive income                                                                          $4,936
                                      ---------------------------------------------------===============
Balance, December 31, 1999            7,152,329  $50,043   $28,613   $(5,533)    $73,123
                                      ===================================================




See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                                                              Years ended December 31,
                                                                                      1999            1998            1997
Operating activities:
  Net income                                                                     $ 11,403         $  8,770        $  5,869
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses                                                     3,550            4,200           3,000
      Provision for losses on other real estate owned                                  10              377             169
      Provision for premises impairment and lease loss                                 --              175             300
      Depreciation and amortization                                                 2,615            2,611           2,438
     Amortization of intangible assets                                              1,135            1,338           1,342
      (Accretion) amortization of investment
        security (discounts) premiums, net                                            538              128            (273)
      Deferred income taxes                                                          (410)          (2,084)           (601)
      Investment security gains, net                                                  (24)            (316)            (18)
      (Gain) loss on sale of loans                                                   (800)            (497)           (260)
      (Gain) loss on sale of other real estate owned, net                            (178)              96              11
      Amortization of stock options                                                   166              166             188
      Change in assets and liabilities:
          (Increase) decrease in interest receivable                                 (255)            (120)         (1,129)
           Increase (decrease) in interest payable                                    330             (176)            992
         (Increase) decrease in other assets and liabilities                       (2,481)             678         (10,078)
                                                                                 ------------------------------------------
        Net cash provided by operating activities                                  15,599           15,346           1,950

Investing activities :
  Proceeds from maturities of securities held-to-maturity                              --           18,523          14,116
  Proceeds from maturities of securities available-for-sale                        64,496           82,214          35,604
  Proceeds from sales of securities available-for-sale                             14,137           87,094          29,033
  Purchases of securities available-for-sale                                      (41,372)        (199,335)       (173,327)
  Net increase in loans                                                           (56,138)         (86,066)        (13,915)
  Purchases of premises and equipment                                              (2,058)          (1,225)         (5,968)
  Proceeds from sale of other real estate owned                                     1,268            1,711             838
  Proceeds from sale of premises and equipment                                         44            1,110              --
  Proceeds from sale of real estate properties                                         --              554              --
  Purchases and additions to real estate properties                                    --               --            (288)
                                                                                 ------------------------------------------
        Net cash used by investing activities                                     (19,623)         (95,420)       (113,907)

Financing activities:
  Net increase in deposits                                                         24,937           45,079         128,473
  Net increase (decrease) in federal funds borrowed                               (14,000)          (1,300)         10,400
  Borrowings under long-term debt agreements                                       21,000           31,500              --
  Payments of principal on long-term debt agreements                              (13,419)          (5,016)        (12,841)
  Repurchase of Common Stock                                                          (86)             (60)            (30)
  Cash dividends-- Common                                                          (4,996)          (3,430)         (2,970)
  Issuance of Common Stock                                                            541              308             170
                                                                                 ------------------------------------------
        Net cash provided by financing activities                                  13,977           67,081         123,202
                                                                                 ------------------------------------------
        Increase (decrease) in cash and cash equivalents                            9,953          (12,993)         11,245

Cash and cash equivalents at beginning of year                                     50,483           63,476          52,231
                                                                                 ------------------------------------------
Cash and cash equivalents at end of year                                         $ 60,436         $ 50,483        $ 63,476
                                                                                 ==========================================


Supplemental information:
  Cash paid for taxes                                                            $  7,240         $  6,965        $  3,907
  Cash paid for interest expense                                                 $ 24,040         $ 25,472        $ 22,943
  Non-cash assets acquired through foreclosure                                   $   673          $    644        $  1,859

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years ended December 31, 1999, 1998 and 1997

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

Nature of Operations
     The Company operates twenty-eight branch offices and nine in-store branch offices in the California counties of Butte, Del Norte, Glenn, Kern, Lake, Lassen, Madera, Mendocino, Merced, Nevada, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare and Yuba. The Company's operating policy since its inception has emphasized retail banking. Most of the Company's customers are retail customers and small to medium sized businesses.

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

Securities
     The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. In 1999 and 1998, the Company did not have any securities classified as trading.
     Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of other comprehensive income in shareholders' equity until realized.
     Premiums  and  discounts  are  amortized  or accreted  over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.
Realized gains and losses for securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold.
     Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.
     The adoption of SFAS 133 did not materially impact the financial position or results of operations of the Company as the Company does not utilize derivative instruments in its operations. As allowed by the Statement, in connection with the adoption of SFAS 133, the Bank reclassified investment securities carried at $78,901,000 from the held-to-maturity classification to the available-for-sale classification. As a result of this transfer, an unrealized gain of $337,000, net of tax, was recognized in other comprehensive income as a cumulative effect of change in accounting principle.

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


Allowance for Loan Losses
     The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when Management believes that the collectibility of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. The allowance is an amount that Management believes will be adequate to absorb probable losses inherent in existing loans, leases and commitments to extend credit, based on evaluations of the collectibility, impairment and prior loss experience of loans, leases and commitments to extend credit. The evaluations take into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, commitments, and current economic conditions that may affect the borrower's ability to pay.
     The Company defines a loan as impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Certain impaired loans are measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

Mortgage Operations
     The Company sold substantially all of its conforming long-term residential mortgage loans originated during 1999, 1998 and 1997 for cash proceeds equal to the fair value of the loans. The Company records originated mortgage servicing rights as assets by allocating the total costs incurred between the loan and the servicing right based on their relative fair values.
     The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. The Company assesses capitalized mortgage servicing rights for impairment based upon the fair value of those rights at each reporting date. For purposes of measuring impairment, the rights are stratified based upon the product type, term and interest rates. Fair value is determined by discounting estimated net future cash flows from mortgage servicing activities using discount rates that approximate current market rates and estimated prepayment rates, among other assumptions. The amount of impairment recognized, if any, is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value. Impairment, if any, is recognized through a valuation allowance for each individual stratum.
     At December 31, 1999, the Company had no mortgage loans held for sale. At December 31, 1999 and 1998, the Company serviced real estate mortgage loans for others of $149 million and $124 million, respectively.

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

The changes in the components of other comprehensive income for the years ended December 31, 1999, 1998 and 1997 are reported as follows:



                                                                                     1999             1998            1997
                                                                                                (in thousands)
     Unrealized gain (loss) arising during the period, net of tax                 $(6,452)          $1,128            $969
     Reclassification adjustment for net realized gains
       on securities available for sale included in net
       income during the year, net of tax of $9, $115 and
        $7, respectively                                                              (15)            (201)            (11)
                                                                                  -----------------------------------------
                                                                                  $(6,467)            $927            $958
                                                                                  =========================================

Reclassifications
     Certain amounts previously reported in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation. These reclassifications did not effect previously reported net income or total shareholders' equity.

Note B - Restricted Cash Balances

Reserves (in the form of deposits with the Federal Reserve Bank) of $500,000 were maintained to satisfy Federal regulatory requirements at December 31, 1999 and December 31, 1998. These reserves are included in cash and due from banks in the accompanying balance sheet.

Note C - Investment Securities

The amortized cost and estimated fair values of investments in debt securities are summarized in the following tables:
                                                                                     December 31, 1999
                                                                                  Gross            Gross         Estimated
                                                              Amortized        Unrealized       Unrealized         Fair
                                                                Cost              Gains           Losses           Value
                                                              ------------------------------------------------------------
                                                                                      (in thousands)
Securities Available-for-Sale
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies                     $31,447              $16         $    (887)       $30,576
Obligations of states and political subdivisions                 44,969               40            (2,394)        42,615
Mortgage-backed securities                                      137,980                1            (5,392)       132,589
Other securities                                                 26,029              170              (271)        25,928
                                                               ----------------------------------------------------------
    Totals                                                     $240,425           $  227         $  (8,944)      $231,708
                                                               ==========================================================

                                                                                     December 31, 1998
                                                                                  Gross            Gross         Estimated
                                                              Amortized        Unrealized       Unrealized         Fair
                                                                Cost              Gains           Losses           Value
                                                               -----------------------------------------------------------
                                                                                      (in thousands)
Securities Available-for-Sale
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies                    $  39,523          $   260         $     --        $ 39,783
Obligations of states and political subdivisions                  50,525            1,545               (44)        52,026
Mortgage-backed securities                                       166,557              415              (326)       166,646
Other securities                                                  21,595               --              (374)        21,221
                                                               -----------------------------------------------------------
    Totals                                                     $ 278,200           $2,220           $  (744)      $279,676
                                                               ===========================================================

     The amortized cost and estimated fair value of debt securities at December 31, 1999 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      Estimated
                                              Amortized                 Fair
                                                Cost                    Value
                                                        (in thousands)
Securities Available-for-Sale
Due in one year                                $ 1,473                   $ 1,469
Due after one year through five years           22,902                    22,430
Due after five years through ten years          47,437                    45,688
Due after ten years                            164,308                   157,816
                                             -----------------------------------
                                               236,120                   227,403
Other Securities                                 4,305                     4,305
                                             -----------------------------------
Totals                                        $240,425                  $231,708
                                             ===================================

     Proceeds from sales of securities available-for-sale were as follows:

                            Gross             Gross             Gross
For the Year              Proceeds            Gains            Losses
                                         (in thousands)

     1999                  $14,137              $ 24            $  --
     1998                  $87,094              $331            $  15
     1997                  $29,033              $ 19            $   1

     Investment securities with an aggregate carrying value of $106,585,000 and $118,962,000 at December 31, 1999 and 1998, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

Note D - Allowance for Loan Losses

     Activity in the allowance for loan losses was as follows:

                                                     Years Ended December 31,
                                              1999          1998          1997
                                                       (in thousands)
Balance, beginning of year                    $8,206        6,459        $6,097
Provision for loan losses                      3,550        4,200         3,000
Loans charged off                             (1,082)      (2,755)       (2,840)
Recoveries of loans previously charged off       363          302           202
                                             ----------------------------------
Balance, end of year                         $11,037       $8,206        $6,459

     Loans classified as nonaccrual amounted to approximately $1,758,000, $1,045,000, and $4,721,000 at December 31, 1999, 1998, and 1997, respectively.
These nonaccrual loans were classified as impaired and are included in the recorded balance in impaired loans for the respective years shown below. If interest on those loans had been accrued, such income would have been approximately $69,000, $220,000, and $460,000, in 1999, 1998 and 1997,
respectively.

     As of December 31, the Company's recorded investment in impaired loans and the related valuation allowance were as follows (in thousands):

                                                             1999
                                              Recorded                 Valuation
                                             Investment                Allowance
Impaired loans -
  Valuation allowance required                    $649                    $215
  No valuation allowance required                3,943                      --
                                             -----------------------------------
    Total impaired loans                        $4,592                    $215


                                                              1998
                                              Recorded                 Valuation
                                             Investment                Allowance
Impaired loans -
  Valuation allowance required               $     952                    $490
  No valuation allowance required                4,750                      --
                                             -----------------------------------
    Total impaired loans                        $5,702                    $490


     This valuation allowance is included in the allowance for loan losses shown above for the respective year. The average recorded investment in impaired loans was $5,147,000, $9,459,000, and $14,784,000 for the years ended December 31,
1999, 1998 and 1997, respectively. The Company recognized interest income on impaired loans of $371,000, $565,000, and $1,118,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Note E - Premises and Equipment

     Premises and equipment were comprised of:

                                                December 31,
                                       1999                     1998
                                               (in thousands)
Premises                              $11,814                 $11,441
Furniture and equipment                14,040                  13,141
                                     ---------------------------------
                                       25,854                  24,582
Less:
  Accumulated depreciation
    and amortization                 (13,372)                (11,897)
                                     ---------------------------------
                                       12,482                  12,685
Land and land improvements              3,561                   3,403
                                     ---------------------------------
                                      $16,043                 $16,088
                                     =================================

     Depreciation and amortization of premises and equipment amounted to $2,281,000, $2,251,000, and $2,100,000 in 1999, 1998 and 1997, respectively. In
1997, the Company provided $300,000 for the impairment of certain properties and leaseholds which it vacated.

Note F - Time Deposits

At December 31, 1999, the scheduled maturities of time deposits were as follows (in thousands):

                                                       Scheduled
                                                      Maturities

2000                                                    $260,373
2001                                                       8,070
2002                                                       2,998
2003                                                          32
2004 and thereafter                                          162
                                                       ---------
   Total                                                $271,635

Note G - Long-Term Debt and Other Borrowings

Long-term debt is as follows:
                                                                                                 December 31,
                                                                                             1999              1998
                                                                                                (in thousands)
FHLB loan, fixed rate of 5.62% payable on February 4, 1999                               $     --          $    400
FHLB loan, fixed rate of 6.14% payable on March 21, 1999                                       --             3,000
FHLB loan, fixed rate of 5.41% payable on May 30, 2000                                     20,000                --
FHLB loan, fixed rate of 5.84% payable on November 6, 2000                                  1,500             1,500
FHLB loan, fixed rate of 5.90% payable on January 16, 2001                                  1,000             1,000
FHLB loan, fixed rate of 5.20% payable on June 12, 2003, callable
   by FHLB on a quarterly basis beginning June 12, 1999                                        --            10,000
FHLB loan, fixed rate of 5.41% payable on April 7, 2008, callable
   by FHLB on a quarterly basis beginning April 7, 2003                                    20,000            20,000
FHLB loan, fixed rate of 5.35% payable on December 9, 2008                                  1,500             1,500
FHLB loan, fixed rate of 5.77% payable on February 23, 2009                                 1,000                --
Capital lease obligation on premises, effective rate of 13% payable
  monthly in varying amounts through December 1, 2009                                         505               524
                                                                                          -------------------------
Total long-term debt                                                                      $45,505           $37,924

     The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at December 31, 1999, this line provided for maximum borrowings of $82,371,000 of which
$45,000,000 was outstanding, leaving $37,371,000 available. The maximum month-end outstanding balances of short term reverse repurchase agreements in 1999 and 1998 were $5,000,000 and $20,000,000, respectively. The Company has available unused lines of credit totaling $65,000,000 for Federal funds transactions at December 31, 1999.

Note H - Commitments and Contingencies (See also Note P)

     At December 31, 1999, future minimum commitments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:

                                              Capital              Operating
                                              Leases                Leases
                                                      (in thousands)

2000                                           $   87               $  827
2001                                               88                  693
2002                                               89                  584
2003                                               90                  543
2004                                               91                  420
Thereafter                                        471                2,123
                                               ---------------------------
Future minimum lease payments                  $  916               $5,190
Less amount representing interest                 411
                                               ---------------------------
Present value of future lease payments          $ 505

     Rent expense under operating leases was $1,013,000 in 1999, $1,066,000 in 1998, and $1,059,000 in 1997.

     The Company is a defendant in legal actions arising from normal business activities. Management believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company's financial position.

Note I - Dividend Restrictions

     The Bank paid to the Company cash dividends in the aggregate amounts of $5,170,000, $3,650,000, and $3,000,000 in 1999, 1998 and 1997, respectively. The
Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Financial Institutions. California banking laws limit the Bank's ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this regulation, at December 31, 1999, the Bank may pay dividends of $14,828,000.

Note J - Stock Options

     In May 1995, the Company adopted the TriCo Bancshares 1995 Incentive Stock Option Plan (`95 Plan) covering key employees. Under the 1995 Plan, the option price cannot be less than the fair market value of the Common Stock at the date of grant. Options for the `95 Plan expire on the tenth anniversary of the grant date.
     The Company also has outstanding options under one plan approved in 1993 and two plans approved in 1989. Options under the 1993 plan were granted at an exercise price less than the fair market value of the common stock and vest over a six year period. Options under the 1989 plans vest 20% annually. Unexercised options for the 1993 and 1989 plans terminate 10 years from the date of the grant.

Stock option activity is summarized in the following table:
                                                                        Weighted      Weighted
                                                                         Average       Average
                                   Number           Option Price        Exercise     Fair value
                                 Of Shares*           Per Share           Price       of Grants
Outstanding at
   December 31, 1996               640,046       $4.95   to  $12.25       $5.31
     Options granted                84,000       14.17   to   18.25       17.52         $5.59
     Options exercised             (33,789)       4.95   to    5.24        5.03
     Options forfeited             (18,900)       5.24   to    5.24        5.24
Outstanding at
   December 31, 1997               671,357        4.95   to   18.25        5.65
     Options exercised             (60,125)       4.95   to   18.25        5.12
     Options forfeited              (1,350)      18.25   to   18.25       18.25
Outstanding at
   December 31, 1998               609,882        4.95   to   18.25        7.37
     Options exercised            (106,440)       4.95   to    5.24        5.09
     Options forfeited              (2,551)       5.24   to   18.25       12.89
Outstanding at
   December 31, 1999               500,891       $4.95   to  $18.25       $7.82

*Adjusted for the 3-for-2 Common Stock split effected October 30, 1998.

     Of the stock options outstanding as of December 31, 1999, options on 455,760 shares were exercisable at a weighted average price of $7.09.

     The Company has stock options outstanding under the four option plans described above. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized except for the options granted under the 1993 plan. The Company recognized expense of $166,000, $166,000, and $188,000 for the 1993 Plan options in 1999, 1998 and 1997 respectively. Had compensation cost for these plans been determined in accordance with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                1999        1998       1997
Net income                     As reported     $11,403       $8,770     $5,869
                                 Pro forma     $11,330       $8,697     $5,829
Basic earnings per share       As reported      $1.60         $1.25      $0.84
                                 Pro forma      $1.59         $1.24      $0.83
Diluted earnings per share     As reported      $1.56         $1.21      $0.81
                                 Pro forma      $1.55         $1.20      $0.81

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997: risk-free interest rate of 6.06%; expected dividend yield of 2.46%; expected life of 6 years; expected volatility of 30.49%. No options were granted in 1999 and 1998.

Note K - Other Noninterest Income and Expenses

     The components of other noninterest income were as follows:
                                                                                          Years Ended December 31,
                                                                                  1999              1998             1997
                                                                                               (in thousands)

Commissions on sale of investment and insurance products                       $ 2,319            $ 2,066         $ 2,016
Gain on sale of loans and leases                                                   800                497             260
Increase in cash value of insurance policies                                       373                336             233
Sale of customer checks                                                            283                263              63
Gain (loss) on sale of other real estate owned                                     178                (96)            (11)
Gain on sale of investments                                                         24                316              18
Gain on sale of credit card portfolio                                               --                897              --
Other                                                                              997              1,203             242
                                                                               -------------------------------------------
     Total other noninterest income                                            $ 4,974            $ 5,482         $ 2,821

     The components of other noninterest expenses were as follows:
                                                                                          Years Ended December 31,
                                                                                  1999              1998             1997
                                                                                               (in thousands)
Equipment and data processing                                                  $ 3,525            $ 3,551         $ 3,390
Occupancy                                                                        2,456              2,353           2,214
Intangible amortization                                                          1,135              1,338           1,342
Professional fees                                                                1,027              1,046             998
Telecommunications                                                                 906                976             922
Advertising                                                                        943                879             753
Postage                                                                            552                548             535
Provision for premises impairment and lease loss                                    --                175             300
Net other real estate owned expense                                                 62                540             277
Assessments                                                                        179                174             155
Other                                                                            6,211              6,309           6,375
                                                                               -------------------------------------------
     Total other noninterest expenses                                          $16,996            $17,889         $17,261

Note L - Income Taxes

     The current and deferred components of the income tax provision were comprised of:

                                          Years Ended December 31,
                                               1999 1998 1997
                                               (in thousands)
Current Tax Provision:
  Federal                        $ 5,013           $ 5,245          $ 3,360
  State                            1,931             1,888              948
                                 -------------------------------------------
    Total current                  6,944             7,133            4,308

Deferred Tax Benefit:
  Federal                           (152)           (1,621)            (614)
  State                             (258)             (463)              13
                                  ------------------------------------------
    Total deferred                  (410)           (2,084)            (601)
                                  ------------------------------------------
Total income taxes               $ 6,534           $ 5,049          $ 3,707

     Taxes recorded directly to shareholders' equity are not included in the preceding table. These taxes (benefits) relating to changes in the unrealized gains and losses on available-for-sale investment securities amounting to $(3,846,000) in 1999, $657,000 in 1998 and $736,000 in 1997, and benefits related to employee stock options of $246,000 in 1999, $224,000 in 1998 and $148,000 in 1997 were recorded directly to shareholders' equity.

     The provisions for income taxes applicable to income before taxes for the years ended December 31, 1999, 1998 and 1997 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

                                                       Years Ended December 31,
                                                    1999       1998       1997

Federal statutory income tax rate                   34.0%      34.0%      34.0%
State income taxes, net of federal tax benefit       6.3        6.8        6.4
Tax-exempt interest on municipal obligations        (3.9)      (4.1)      (1.9)
Other                                                 --       (0.2)        --
                                                    ----------------------------
Effective Tax Rate                                  36.4%      36.5%      38.5%

     The components of the net deferred tax asset of the Company as of December 31, were as follows:

                                                    1999             1998
                                                        (in thousands)

Deferred Tax Assets:
  Loan losses                                    $ 4,586           $ 3,160
  Unrealized loss on securities                    3,184                --
  Deferred compensation                            2,519             2,281
  Intangible amortization                            823               568
  Stock option amortization                          286               367
  OREO write downs                                   266               638
  Nonaccrual interest                                 31                99
  Other                                              816               491
                                                 --------------------------
    Total deferred tax assets                     12,511             7,604

Deferred Tax Liabilities:
  Depreciation                                      (671)             (724)
  State taxes                                       (351)               --
  Unrealized gain on securities                       --              (662)
  Securities accretion                              (299)             (338)
  Capital leases                                    (101)              (97)
  Other                                             (325)               --
                                                 --------------------------
    Total deferred tax liability                  (1,747)           (1,821)
                                                 --------------------------
    Net deferred tax asset                       $10,764           $ 5,783

Note M - Retirement Plans

     Substantially all employees with at least one year of service are covered by a discretionary employee stock ownership plan (ESOP). Contributions are made to the plan at the discretion of the Board of Directors. Contributions to the plan(s) totaling $881,000 in 1999, $640,000 in 1998, and $828,000 in 1997 are
included in salary expense.
     The Company has a supplemental retirement plan for directors and a supplemental executive retirement plan covering key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies ($7,247,000 and $6,554,000 at December 31, 1999 and 1998, respectively) to pay the retirement obligations.
     The Company has an Executive Deferred Compensation Plan which allows directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies to pay the compensation obligations. At December 31, 1999 and 1998, the cash values exceeded the recorded liabilities.
      The following table sets forth the plans' status:
                                                             December 31,
                                                          1999          1998
                                                             (in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year                  $(3,933)       $(3,693)
Service cost                                                 (70)           (53)
Interest cost                                               (275)          (256)
Amendments                                                   (78)            (6)
Actuarial loss                                              (158)           (69)
Benefits paid                                                136            144
                                                        -----------------------
Benefit obligation at end of year                        $(4,378)       $(3,933)
Change in plan assets:
Fair value of plan assets at beginning of year          $    --        $     --

Fair value of plan assets at end of year                $    --        $     --

Funded status                                           $(4,378)        $(3,933)
Unrecognized net obligation existing at January 1, 1986     183             218
Unrecognized net actuarial loss                             983             874
Unrecognized prior service cost                             166              98
                                                        -----------------------
Accrued benefit cost                                    $(3,046)        $(2,743)

                                                       Years Ended December 31,
                                                     1999       1998        1997
                                                           (in thousands)
Net pension cost included the following components:
Service cost-benefits earned during the period       $  70      $  53       $120
Interest cost on projected benefit obligation          275        256        262
Amortization of net obligation at transition            35         35         35
Amortization of prior service cost                      11         10         10
Recognized net actuarial loss                           43         47         68


Net periodic pension cost                             $434       $401       $495

     The net periodic pension cost was determined using a discount rate assumption of 7.0% for 1999, 7.0% for 1998, and 7.0% for 1997, respectively. The rates of increase in compensation used in each year were 0% to 5%.

Note N - Earnings per Share

     The Company adopted SFAS No. 128, Earnings per Share (SFAS 128), during 1997. SFAS 128 replaced primary and fully diluted earnings per share with basic and diluted earnings per share calculations. Basic earnings per share is computed by dividing net income, less dividends on preferred stock, by the weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income, less dividends on preferred stock, by the weighted average common shares outstanding including the dilutive effects of potential common shares (e.g. stock options). Diluted earnings per share calculations result in the same primary earnings per share previously reported by the Company. The Company's basic and diluted earnings per share are as follows (in thousands except per share data):

                                                                   Year Ended December 31, 1999
                                                                         Weighted Average
                                                              Income         Shares           Per Share Amount
Basic Earnings per Share
  Net income available to common shareholders                 $11,403        7,129,560               $1.60

Common stock options outstanding                                   --          188,960

Diluted Earnings per Share
  Net income available to common shareholders                 $11,403        7,318,520               $1.56
                                                              =======        =========

                                                                   Year Ended December 31, 1998
                                                                        Weighted Average
                                                              Income         Shares           Per Share Amount

Basic Earnings per Share
  Net income available to common shareholders                  $8,770        7,017,306               $1.25

Common stock options outstanding                                   --          259,296

Diluted Earnings per Share
  Net income available to common shareholders                  $8,770        7,276,602               $1.21
                                                               ======        =========

                                                                   Year Ended December 31, 1997
                                                                        Weighted Average
                                                              Income         Shares           Per Share Amount
Basic Earnings per Share
  Net income available to common shareholders                  $5,869        6,978,089               $0.84

Common stock options outstanding                                   --          267,922

Diluted Earnings per Share
  Net income available to common shareholders                  $5,869        7,246,011               $0.81
                                                               ======        =========

Note O - Related Party Transactions

     Certain directors, officers, and companies with which they are associated were customers of, and had banking transactions with, the Company or its Subsidiary in the ordinary course of business. It is the Company's policy that all loans and commitments to lend to officers and directors be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers of the Bank.
     The following table summarizes the activity in these loans for 1999:

           Balance                                                     Balance
        December 31,          Advances/                            December 31,
            1998              New Loans            Payments            1999
                                      (in thousands)

           $9,134              $3,098               $2,320            $9,912


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

                                                    Contractual Amount
                                                       December 31,
                                                  1999              1998
                                                                 (in thousands)
Financial instruments whose contract amounts represent credit risk:

  Commitments to extend credit:
    Commercial loans                             $74,992          $68,363
    Consumer loans                                49,735           46,571
    Real estate mortgage loans                       364               26
    Real estate construction loans                13,581           16,690
    Standby letters of credit                      1,988            3,287

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

Commitments to Extend Credit and Standby Letters of Credit
     The fair value of letters  of credit and  standby  letters of credit is not
     significant.   The  estimated  fair  values  of  the  Company's   financial
     instruments are as follows:

                                                        December 31, 1999
                                                   Carrying            Fair
Financial assets:                                   Amount            Value
                                                         (in thousands)
  Cash and cash equivalents                         $ 60,436         $ 60,436
  Securities:
    Available-for-sale                               231,708          231,708
  Loans, net                                         576,942          562,406
  Accrued interest receivable                          6,076            6,076

Financial liabilities:

  Deposits                                           794,110          735,559
  Accrued interest payable                             4,193            4,193
  Other liabilities                                    7,865            7,865
  Long-term borrowings                                45,505           44,244

                                                        December 31, 1998
                                                   Carrying            Fair
Financial assets:                                   Amount            Value
                                                         (in thousands)
  Cash and cash equivalents                         $ 50,483         $ 50,483
  Securities:
    Available-for-sale                               279,676          279,676
  Loans, net                                         524,227          529,243
  Accrued interest receivable                          5,821            5,821

Financial liabilities:

  Deposits                                           769,173          769,591
  Fed Funds purchased                                 14,000           14,000
  Accrued interest payable                             3,863            3,863
  Other liabilities                                    7,610            7,610
  Long-term borrowings                                37,924           37,808


Note S - TriCo Bancshares Financial Statements

TriCo Bancshares (Parent Only) Balance Sheets
                                                            December 31,
Assets                                                 1999             1998
                                                           (in thousands)
Cash                                                 $   161          $    104
Securities available-for-sale                            180                --
Investment in Tri Counties Bank                       71,855            71,164
Other assets                                             927               761
                                                     --------------------------
  Total assets                                       $73,123           $72,029

Liabilities and shareholders' equity

  Total liabilities                                  $    --           $    --

Shareholders' equity:
Common stock, no par value:
    Authorized 20,000,000 shares;
    issued and outstanding 7,152,329
    and 7,050,990 shares, respectively                50,043            48,838
Retained earnings                                     28,613            22,257
Accumulated other comprehensive income (loss)         (5,533)              934
                                                     --------------------------
   Total shareholders' equity                         73,123            72,029
                                                     --------------------------
  Total liabilities and shareholders' equity         $73,123           $72,029

Statements of Income                                    Years Ended December 31,
                                                       1999      1998      1997
                                                             (in thousands)
Interest income                                      $     1     $  --    $  --

Administration expense                                   385       369      321
                                                     ---------------------------
Loss before equity in net income of Tri Counties Bank   (384)     (369)    (321)
Equity in net income of Tri Counties Bank:
  Distributed                                          5,170     3,650    3,000
  Undistributed                                        6,459     5,338    3,031
Income tax credits                                       158       151      159
                                                     ---------------------------
  Net income                                         $11,403    $8,770   $5,869

Statements of Cash Flows
                                                                                         Years ended December 31,
                                                                                 1999              1998             1997
                                                                                              (in thousands)

Operating activities:
  Net income                                                                   $11,403             $8,770          $5,869
  Adjustments to reconcile net income to net cash provided
    by (used for) operating activities:
      Undistributed equity in Tri Counties Bank                                 (6,459)            (5,338)         (3,031)
      Deferred income taxes                                                       (158)              (153)           (148)
      Increase (decrease) in other operating assets and liabilities                 (8)               (76)           (295)
          Net cash provided by operating activities                              4,778              3,203           2,395

Investing activities:
  Purchases of securities available-for-sale                                      (180)                --              --

          Net cash used for investing activities                                  (180)                --              --

Financing activities:
  Issuance of common stock                                                         541                309             170
  Repurchase of common stock                                                       (86)               (60)            (30)
  Cash dividends-- common                                                       (4,996)            (3,430)         (2,970)

          Net cash used for financing activities                                (4,541)            (3,181)         (2,830)

          Increase (decrease) in cash and cash equivalents                          57                 22            (435)

Cash and cash equivalents at beginning of year                                     104                 82             517

Cash and cash equivalents at end of year                                       $   161             $  104         $    82


Note T - Regulatory Matters

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1999, that the Company meets all capital adequacy requirements to which it is subject.

     As of December 31, 1999, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that Management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table.
                                                                                                           To Be Well
                                                                                                        Capitalized Under
                                                                                 For Capital            Prompt Corrective
                                                        Actual                Adequacy Purposes         Action Provisions
                                                  Amount       Ratio           Amount      Ratio         Amount      Ratio
As of December 31, 1999:
Total Capital (to Risk Weighted Assets):
    Consolidated                                   $80,808    11.77%         =>$54,916    =>8.0%       =>$68,645   =>10.0%
    Tri Counties Bank                              $79,556    11.61%         =>$54,827    =>8.0%       =>$68,534   =>10.0%
Tier I Capital (to Risk Weighted Assets):
    Consolidated                                   $72,227    10.52%         =>$27,458    =>4.0%       =>$41,187   => 6.0%
    Tri Counties Bank                              $70,959    10.35%         =>$27,413    =>4.0%       =>$41,120   => 6.0%
Tier I Capital (to Average Assets):
     Consolidated                                  $72,227     7.78%         =>$37,130    =>4.0%       =>$46,413   => 5.0%
     Tri Counties Bank                             $70,959     7.65%         =>$37,093    =>4.0%       =>$46,367   => 5.0%


As of December 31, 1998:
Total Capital (to Risk Weighted Assets):
    Consolidated                                   $71,034    11.83%         =>$48,016    =>8.0%       =>$60,020   =>10.0%
    Tri Counties Bank                              $70,159    11.69%         =>$48,012    =>8.0%       =>$60,016   =>10.0%
Tier I Capital (to Risk Weighted Assets):
    Consolidated                                   $63,531    10.59%         =>$24,008    =>4.0%       =>$36,012   => 6.0%
    Tri Counties Bank                              $62,666    10.44%         =>$24,006    =>4.0%       =>$36,009   => 6.0%
Tier I Capital (to Average Assets):
    Consolidated                                   $63,531     7.33%         =>$34,690    =>4.0%       =>$43,364   => 5.0%
    Tri Counties Bank                              $62,666     7.23%         =>$34,661    =>4.0%       =>$43,327   => 5.0%

Note U - Summary of Quarterly Results of Operations (unaudited)

     The following table sets forth the results of operations for the four quarters of 1999 and 1998, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

                                                                    1999 Quarters Ended
                                                 December 31,      September 30,    June 30,     March 31,
(Dollars in thousands, except per share data)
Interest income                                        $18,377        $17,850        $16,886       $16,630
Interest expense                                         6,442          6,237          5,853         5,838
                                                      --------       --------       --------      --------
Net interest income                                     11,935         11,613         11,033        10,792
Provision for loan losses                                  965            875            870           840
                                                        ------      ---------         ------     ---------
Net interest income after
     provision for loan losses                          10,970         10,738         10,163         9,952
Noninterest income                                       2,923          2,848          3,368         2,962
Noninterest expense                                      8,820          8,640          8,887         8,486
                                                      --------       --------       --------      --------
Income before income taxes                               5,073          4,946          4,644         4,428
Taxable-equivalent adjustment                              285            292            292           285
Income tax expense                                       1,703          1,721          1,601         1,509
                                                      --------       --------       --------      --------
Net income                                             $ 3,085        $ 2,933        $ 2,751       $ 2,634
                                                       =======        =======        =======       =======

Per common share:
    Net income (diluted)*                              $  0.42        $  0.40       $  0.38        $  0.36
                                                       =======        =======       =======        =======
    Dividends                                          $  0.19        $  0.19       $  0.16        $  0.16
                                                       =======        =======       =======        =======


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

                                      -25-

Note V - Business Segments

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, (SFAS 131). This Statement establishes standards for the reporting and display of information about operating segments and related disclosures.
     The Company is principally engaged in traditional community banking activities provided through its twenty-eight branches and nine in-store branches located throughout Northern and Central California. Community banking activities include the Bank's commercial and retail lending, deposit gathering and investment and liquidity management activities. In addition to its community banking services, the Bank offers investment brokerage and leasing services. In 1998 and prior, the Company held investments in real estate through its wholly-owned subsidiary, TCB Real Estate. These activities are monitored and reported by Bank management as separate operating segments.
     The accounting policies of the segments are the same as those described in Note A. The Company evaluates segment performance based on net interest income, or profit or loss from operations, before income taxes not including nonrecurring gains and losses.
     As permitted under the Statement, the results of the separate branches have been aggregated into a single reportable segment, Community Banking. The Company's leasing, investment brokerage and real estate segments do not meet the prescribed aggregation or materiality criteria and therefore are reported as "Other" in the following table.
     Summarized financial information for the years ended December 31, 1999, 1998, and 1997 concerning the Bank's reportable segments is as follows:

                                Community
                                 Banking          Other         Total
1999
Net interest income             $  43,540      $    679      $  44,219
Noninterest income                  9,668         2,433         12,101
Noninterest expense                33,558         1,275         34,833
Net income                         10,237         1,166         11,403
Assets                           $915,890        $8,906       $924,796

1998
Net interest income             $  39,789      $     53      $  39,842
Noninterest income                 10,777         2,092         12,869
Noninterest expense                33,416         1,276         34,692
Net income                          8,203           567          8,770
Assets                           $901,580        $3,019       $904,599

1997
Net interest income             $  35,942       $    --      $  35,942
Noninterest income                  7,551         2,015          9,566
Noninterest expense                32,932           597         32,932
Net income                          4,977           892          5,869
Assets                           $825,229       $   936       $826,165

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of TriCo Bancshares and Subsidiary:

     We have audited the accompanying consolidated balance sheets of TriCo Bancshares (a California corporation) and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriCo Bancshares and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


/s/ Arthur Andersen, LLP

San Francisco, California
January 19, 2000

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

Overview
     1999 was an outstanding year for Trico Bancshares and Tri Counties Bank. During the year the Company continued to expand into the San Joaquin Valley while improving the profitability of its entire operation from the Oregon border to Bakersfield. Strong loan demand, continued excellent asset quality and expense control allowed the Bank to increase its loan to deposit ratio, net interest margin and efficiency ratio in 1999. 1999 was the second year in which every employee's compensation was tied to the financial performance of the employee's business unit, the business units they support, and the overall Bank. The combination of growth potential and increased internal cooperation resulted in a 30% increase in net income during 1999. Management believes the Bank is positioned to realize continued growth in earnings and returns for shareholders in 2000.
     The Company had earnings of $11,403,000 for the year ended December 31, 1999 versus $8,770,000 for 1998. Diluted earnings per share for the same years were $1.56 and $1.21, respectively.
     Net interest income for 1999 was $45,373,000 which was an increase of $4,582,000 (11.2%) over 1998. The interest income component of net interest income was up 5.5% to $69,743,000. Interest and fees on loans were up $4,889,000 (10.1%) to $53,395,000 as average loans outstanding increased $79,140,000 (16.2%) to $566,738,000. Interest income on investment securities and Federal Funds sold decreased $1,233,000 (7.0%) to $16,348,000 mostly due to lower average balances. Interest expense was down $926,000 (3.7%) to $24,370,000. This decrease was due to a decrease in the average rate paid on interest bearing liabilities from 3.89% to 3.57% which was offset by an increase in average balances of interest bearing liabilities from $650,022,000 to $682,358,000. Net interest margin was 5.49% in 1999 versus 5.28% in 1998.
     The Bank  provided  $3,550,000  to the  allowance  for loan  losses in 1999 compared to $4,200,000 in 1998. Net loan charge-offs in 1999 were $719,000 compared to $2,453,000 in 1998. At year end 1999 and 1998 the allowance for loan losses as a percentage of gross loans was 1.88% and 1.54%, respectively.
     Noninterest income is comprised of "service charges and fees" and "other income". Service charge and fee income decreased $260,000 (3.5%) to $7,127,000 in 1999 versus year ago results. This decrease was mainly due to $283,000 of non-recurring credit card related fee income that was recorded subsequent to the sale of the Bank's credit card portfolio in May of 1998. Other income was down
$508,000  (9.3%) to $4,974,000  from  $5,482,000 in 1998.  The decrease in other income included a gain on sale of the credit card portfolio of $897,000 in 1998, gain on the sale of investments of $24,000 in 1999 compared to $316,000 in 1998, gain on sale of loans of $800,000 in 1999 versus $497,000 in 1998, and income from the sale of mutual funds, annuities and insurance of $2,318,000 in 1999 compared to $2,066,000 in 1998. Overall, noninterest income decreased $768,000 (6.0%) for the year to $12,101,000. Excluding the effect of the credit card portfolio, which was sold in May 1998, noninterest income would have increased $412,000 (3.5%) to 12,101,000 in 1999 versus $11,689,000 in 1998.
     Noninterest expenses increased $141,000 (0.4%) to $34,833,000 in 1999. The Company's efficiency ratio, which is noninterest expense divided by the sum of noninterest income and fully tax-equivalent net interest income, improved to 60.6% in 1999 from 64.7% in 1998.

     Salary and benefit expenses increased $1,034,000 (6.2%) to $17,837,000 in 1999. Incentive and commission related salary expenses increased $328,000
(21.8%) to $1,830,000 in 1999. Base salaries and benefits increased $706,000 (1.8%) in 1999. The relatively small increase in base salaries was mainly due to a 0.5% increase in average full time equivalent employees (FTEs) from 376 during 1998 to 378 during 1999, and an average annual base salary increase of 1.3% during 1999. The large increase in incentive and commission related salary expense was more than offset by revenue growth. These results are consistent with the Bank's strategy of working more efficiently with fewer employees who are compensated in part based on their business unit's performance. Other expenses decreased $893,000 (5.0%) to $16,996,000 in 1999. Approximately $477,000 of the decrease in other expenses was due to a reduction in OREO expenses and provisions from $539,000 in 1998 to $62,000 in 1999. Intangible amortization decreased to $1,135,000, and accounted for $203,000 of the reduction in other expenses.
     Assets of the Company totaled $924,796,000 at December 31, 1999 which was an increase of $20,197,000 (2.2%) from 1998 ending balances.
     For 1999, the Company realized a return on assets of 1.26% and a return on shareholders' equity of 15.59% versus 1.03% and 12.80%, respectively, in 1998. The Company ended 1999 with a Tier 1 capital ratio of 10.52% and a total risk-based capital ratio of 11.77%.
     Management's continuing goal for the Bank is to deliver a full array of competitive products to its customers while maintaining the personalized customer service of a community bank. We believe this strategy will provide continued growth and the ability to achieve strong returns for our shareholders.


(A) Results of Operations

                                                                                 Years Ended December 31,
                                                                  1999         1998         1997        1996           1995
                                                                      (in thousands, except earnings per share amounts)
Interest income:
Interest and fees on loans                                  $   53,395   $   48,506   $   44,903    $  38,227      $ 33,776
Interest on investment securities--taxable                      12,500       14,622       13,791       10,409        11,706
Interest on investment securities--tax exempt1                   3,383        2,809          958          207           272
Interest on federal funds sold                                     465          150          553          392           371
                                                            ----------------------------------------------------------------
  Total interest income                                         69,743       66,087       60,205       49,235        46,125

Interest expense:
Interest on deposits                                            21,277       22,865       22,682       17,201        16,231
Interest on short-term borrowing                                   386          816          537          359           526
Interest on long-term debt                                       2,707        1,615          716        1,619         1,231
                                                            ----------------------------------------------------------------
  Total interest expense                                        24,370       25,296       23,935       19,179        17,988
                                                            ----------------------------------------------------------------
  Net interest income                                           45,373       40,791       36,270       30,056        28,137

Provision for loan losses                                        3,550        4,200        3,000          777           335
                                                            ----------------------------------------------------------------
  Net interest income after provision
    for loan losses                                             41,823       36,591       33,270       29,279        27,802

Noninterest income:
Service charges, fees and other                                 12,077       12,553        9,548        6,636         5,943
Investment securities gains (losses), net                           24          316           18           --          (10)
                                                            ----------------------------------------------------------------
  Total noninterest income                                      12,101       12,869        9,566        6,636         5,933
Noninterest expenses:
Salaries and employee benefits                                  17,837       16,803       15,671       11,989        10,787
Other, net                                                      16,996       17,889       17,261       11,496        10,874
                                                            ----------------------------------------------------------------
  Total noninterest expenses                                    34,833       34,692       32,932       23,485        21,661
Net income before income taxes                                  19,091       14,768        9,904       12,430        12,074
Income taxes                                                     6,534        5,049        3,707        5,037         4,915
Tax equivalent adjustment2                                       1,154          949          328           87           114
                                                            ----------------------------------------------------------------
  Net income                                                   $11,403     $  8,770     $  5,869     $  7,306       $ 7,045
                                                            ================================================================
Basic earnings per common share2                             $    1.60    $    1.25    $    0.84    $    1.08     $    1.03
Diluted earnings per common share2                           $    1.56    $    1.21    $    0.81    $    1.04     $    0.97
Cash dividend paid per share                                 $    0.70    $    0.49    $    0.43    $    0.39     $    0.25

Selected Balance Sheet Information
Total Assets                                                  $924,796     $904,599     $826,165     $694,859      $603,554
Long-term Debt                                                  45,505       37,924       11,440       24,281        26,292

1  Interest on tax-free securities is reported on a tax equivalent basis of 1.52 for 1999, 1.52 for 1998, 1.52 for 1997, 1.72 for
   1996, and 1.72 for 1995.
2  Restated on a historical basis to reflect the 5-for-4 stock split effected September 22, 1995, and the 3-for-2 stock split effected October 30, 1998.

Net Interest Income/Net Interest Margin
     Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.
     Net interest income for 1999 totaled $45,373,000 which was up $4,582,000 (11.2%) over the prior year. Average outstanding loan balances of $566,738,000 for 1999 reflected a 16.2% increase over 1998 balances. This increase contributed an additional $7,873,000 to interest income and was the major factor in the improvement in net interest income. The average yield received on loans fell 53 basis points to 9.42% which reduced interest income by $2,984,000. This decrease in average yield resulted from reductions in market interest rates that began in 1998 and reached their low in the spring of 1999 before beginning to rise in the fall of 1999. Average balances of investment securities decreased $31,706,000 (11.2%) to $250,341,000. The lower volume of securities resulted in a decrease in interest income of $1,959,000. An increase of 16 basis points in the average tax effective yield on investments added $411,000 to interest income.
     Interest expense decreased $926,000 (3.7%) to $24,370,000 in 1999. Higher average balances of interest- bearing liabilities added $1,225,000 to interest expense in 1999 as compared to 1998, while a lower average rate paid for those balances reduced interest expense by $2,151,000. Net interest margin for 1999 was 5.49% versus 5.28% in 1998.
       Net  interest  income  for 1998  totaled  $40,791,000  which was up 12.5%
($4,521,000) over the prior year. Average outstanding loan balances of $487,598,000 for 1998 reflected a 8.8% increase over 1997 balances. This increase contributed an additional $3,956,000 to interest income and was the major factor in the improvement in net interest income. The average yield received on loans fell 7 basis points to 9.95% which reduced interest income by $353,000. This decrease resulted from reductions in market interest rates throughout 1998. Increases in loan fees of $900,000 (43.7%) in 1998 added 18 basis points to the average loan yield. Average balances of investment securities increased $37,342,000 (15.3%) to $282,047,000. The higher volume of securities resulted in an increase in interest income of $2,251,000. An increase of 15 basis points in the average tax effective yield on investments added $431,000 to interest income. The Bank increased average tax effective yield of its combined investment portfolio by increasing the percentage of nontaxable investments to total investments. The effect of the increase in nontaxable investments outweighed the negative impact of lower market interest rates in 1998.
     Interest expense increased $1,361,000 (5.7%) to $25,296,000 in 1998. Higher volumes in all interest-bearing deposit categories accounted for $775,000 of the increase, while decreases in rates paid on all deposit categories offset interest expense by $592,000. Higher volumes of short and long term borrowings added $1,252,000 to interest expense in 1998. Net interest margin for 1998 was 5.28% versus 5.16% in 1997.
     Table One, Analysis of Net Interest Margin on Earning Assets, and Table Two, Analysis of Volume and Rate Changes on Net Interest Income and Expenses, are provided to enable the reader to understand the components and past trends of the Bank's interest income and expenses. Table One provides an analysis of net interest margin on earning assets setting forth average assets, liabilities and shareholders' equity; interest income earned and interest expense paid and average rates earned and paid; and the net interest margin on earning assets. Table Two presents an analysis of volume and rate change on net interest income and expense.


Table One:  Analysis of Net Interest Margin on Earning Assets

                                          1999                             1998                             1997
                              Average              Yield/      Average              Yield/      Average             Yield/
Assets                       Balance1    Income     Rate      Balance1    Income     Rate      Balance1    Income    Rate
                                                                  (dollars in thousands)
Earning assets:
  Loans2,3                   $566,738    $53,395    9.42%     $487,598    $48,506    9.95%     $448,117    $44,903  10.02%
  Securities - taxable        205,489     12,500    6.08%      245,499     14,622    5.96%      233,389     13,791   5.91%
  Securities - nontaxable4     44,852      3,383    7.54%       36,548      2,809    7.69%       11,316        958   8.47%
  Federal funds sold            8,733        465    5.32%        2,663        150    5.63%        9,956        553   5.55%
                             ---------------------------------------------------------------------------------------------
    Total earning assets      825,812     69,743    8.45%      772,308     66,087    8.56%      702,778     60,205   8.57%

Cash and due from banks        37,206                           33,819                           36,671
Premises and equipment         16,260                           17,448                           16,838
Other assets, net              37,210                           32,921                           33,413
Less:  Unrealized gain
  (loss) on securities         (3,508)                             355                           (1,203)
Less:  Allowance for loan
  losses                       (9,525)                          (7,270)                          (6,185)
                             ---------                        ---------                        ---------
Total assets                 $903,455                         $849,581                         $782,312

Liabilities and
shareholders' equity
Interest-bearing demand
  deposits                   $145,558      2,287    1.57%     $137,001      2,932    2.14%     $122,390      2,781   2.27%
Savings deposits              224,368      6,811    3.04%      212,291      6,473    3.05%      208,232      6,400   3.07%
Time deposits                 255,659     12,179    4.76%      257,805     13,460    5.22%      251,874     13,501   5.36%
Federal funds purchased         7,024        356    5.07%        8,025        446    5.56%        4,144        235   5.67%
Repurchase agreements             614         30    4.89%        6,474        370    5.72%        5,331        302   5.66%
Long-term debt                 49,135      2,707    5.51%       28,426      1,615    5.68%       12,096        716   5.92%
                             ---------------------------------------------------------------------------------------------
    Total interest-bearing
      liabilities             682,358     24,370    3.57%      650,022     25,296    3.89%      604,067     23,935   3.96%
Noninterest-bearing
  deposits                    135,511                          119,929                          105,198
Other liabilities              12,465                           11,109                           10,204
Shareholders' equity           73,121                           68,521                           62,843
                             ---------                        ---------                        ---------
    Total liabilities and
    shareholders' equity     $903,455                         $849,581                         $782,312
Net interest rate spread5                           4.87%                            4.67%                           4.61%
Net interest income/net
  interest margin6                       $45,373    5.49%                 $40,791    5.28%                 $36,270   5.16%


1    Average  balances are computed  principally on the basis of daily balances
2    Nonaccrual loans are included.
3    Interest  income on loans  includes  fees on loans of $2,853,000 in 1999,
     $2,958,000 in 1998, and $2,058,000 in 1997.
4    Interest income is stated on a tax equivalent basis of 1.52 in 1999,
     1998,  and 1997.
5    Net interest  rate spread represents the average yield earned on interest-
     earning assets less the average rate paid on interest-bearing liabilities.
6    Net interest margin is computed by dividing net interest income by total average earning assets.

Table Two:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses

                                                           1999 over 1998                          1998 over 1997
                                                                 Yield/                                 Yield/
                                                  Volume         Rate 4      Total        Volume        Rate 4      Total
Increase (decrease) in                                                     (dollars in thousands)
  interest income:
    Loans1,2                                     $ 7,873        $(2,984)    $ 4,889      $ 3,956         $(353)    $ 3,603
    Investment securities3                        (1,959)           411      (1,548)       2,251           431       2,682
    Federal funds sold                               342            (27)        315         (405)            2        (403)
                                                  -------------------------------------------------------------------------
      Total                                        6,256         (2,600)      3,656        5,802            80       5,882
Increase (decrease) in
  interest expense:
    Demand deposits
      (interest-bearing)                             183           (828)       (645)         332          (181)        151
    Savings deposits                                 368            (30)        338          125           (52)         73
    Time deposits                                   (112)        (1,169)     (1,281)         318          (359)        (41)
    Federal funds purchased                          (56)           (34)        (90)         220            (9)        211
    Repurchase agreements                           (335)            (5)       (340)          65             3          68
    Long-term borrowings                           1,177            (85)      1,092          967           (68)        899
                                                  -------------------------------------------------------------------------
      Total                                        1,225         (2,151)       (926)       2,027          (666)      1,361
                                                  -------------------------------------------------------------------------
Increase (decrease) in
  net interest income                            $ 5,031         $ (449)    $ 4,582      $ 3,775         $ 746     $ 4,521

1    Nonaccrual loans are included.
2    Interest income on loans includes fees on loans of $2,853,000 in 1999,
     $2,958,000 in 1998, and $2,058,000 in 1997.
3    Interest income is stated on a tax equivalent basis of 1.52 in 1999, 1998, and 1997.
4    The rate/volume variance has been included in the rate variance.

Provision for Loan Losses
     In  1999,  the  Bank  provided  $3,550,000  for  loan  losses  compared  to
$4,200,000  in 1998.  Net  loan  charge-offs  decreased  $1,734,000  (70.7%)  to
$719,000 during 1999. Net charge-offs of consumer installment loans decreased $460,000 (80.4%) mainly due to the sale of the Bank's credit card portfolio in May 1998. Net charge-offs of commercial, financial and agricultural loans decreased $1,163,000 (68.4%), while net charge-offs of real estate mortgage loans decreased $111,000 (61.7%). The 1999 charge-offs represented 0.13% of average loans outstanding versus 0.50% the prior year. Nonperforming loans were 0.46% of total loans at year end versus 0.31% in 1998. The ratio of allowance for loan losses to nonperforming loans was 412% versus 493% at the end of 1998.
     In 1998, the Bank provided $4,200,000 for loan losses compared to $3,000,000 in 1997. Net loan charge-offs decreased $185,000 (7.0%) to $2,453,000 during 1998. Net charge-offs of consumer installment loans decreased $862,000 mainly due to the sale of the Bank's credit card portfolio in May 1998. Net charge-offs of commercial, financial and agricultural loans increased $497,000, while net charge-offs of real estate mortgage loans increased $180,000. The 1998 charge-offs represented 0.50% of average loans outstanding versus 0.59% the prior year. Nonperforming loans were 0.31% of total loans at year end versus 1.17% in 1997. The ratio of allowance for loan losses to nonperforming loans was 493% versus 123% at the end of 1997. (See balance sheet analysis "Nonaccrual, Past Due and Restructured Loans" for further discussion.)

Service Charges and Fees and Other Income
     For 1999, service charge and fee income decreased $260,000 (3.5%) to $7,127,000 compared to $7,387,000 in 1998. This decrease was mainly due to $283,000 of non-recurring credit card related fee income that was recorded subsequent to the sale of the Bank's credit card portfolio in May of 1998. Other income was down $508,000 (9.3%) to $4,974,000 from $5,482,000 in 1998. The decrease in other income included a gain on sale of the credit card portfolio of $897,000 in 1998, gain on the sale of investments of $24,000 in 1999 compared to $316,000 in 1998, gain on sale of loans of $800,000 in 1999 versus $497,000 in
1998, and income from the sale of mutual funds, annuities and insurance of $2,318,000 in 1999 compared to $2,066,000 in 1998. Overall, noninterest income decreased $768,000 (6.0%) for the year to $12,101,000. Excluding the effect of the credit card portfolio, which was sold in May 1998, noninterest income would have increased $412,000 (3.5%) to $12,101,000 in 1999 versus $11,689,000 in
1998.

     For 1998, service charge and fee income increased $642,000 (9.5%) to $7,387,000 compared to $6,745,000 in 1997. Both higher account volumes and higher fee rates contributed to the increase in this category. Other income was up $2,661,000 (94.3%) to $5,482,000 from $2,821,000 in 1997. Items contributing to the increase in other income included a gain on sale of the credit card portfolio of $897,000, gain on the sale of investments of $316,000 in 1998 compared to $18,000 in 1997, and gain on sale of loans of $497,000 in 1998 versus $260,000 in 1997. Overall, noninterest income increased $3,303,000 (34.5%) for the year to $12,869,000.

Securities Transactions
     For 1999 the Bank realized net gains of $24,000 on the sale of securities with market values of $14,137,000. In addition, the Bank received proceeds from maturities of securities totaling $64,496,000. During 1999 the Bank purchased $41,372,000 of securities.
     During 1998 the Bank realized net gains of $316,000 on the sale of securities with market values of $87,094,000. The Bank purchased $199,335,000 of securities with proceeds from the sale of securities noted above, proceeds from maturities of securities totaling $100,737,000, and cash received through deposit and borrowing growth that was not used to fund loan growth.

Salaries and Benefits
     Salary and benefit expenses increased $1,034,000 (6.2%) to $17,837,000 in 1999. Base salaries increased $528,000 (4.5%). Average full time equivalent employees were 378 in 1999 versus 376 in 1998. Incentive and commission related salary expenses increased $328,000 (21.8%) to $1,830,000 in 1999. The large increase in incentive and commission related salary expense was more than offset by revenue growth. These results are consistent with the Bank's strategy of working more efficiently with fewer employees who are compensated in part based on their division's performance or on their ability to generate revenue.
     Salary and benefit expenses increased 7.2% to $16,803,000, and accounted for $1,132,000 of the $1,760,000 increase in noninterest expenses in 1998. Approximately $219,000 of the increase in salaries and benefits was due to a full twelve months of salary expenses in 1998 from the Wells Fargo branches acquired in February 1997. Incentive and commission related salary expenses increased $632,000 (72.6%) to $1,502,000 in 1998. Base salaries and benefits increased $281,000 (1.8%) in 1998. The relatively small increase in base salaries was mainly due to a 0.5% increase in average full time equivalent employees (FTEs) from 374 during 1997 to 376 during 1998, and an average annual base salary increase of 1.3% during 1998.

Other Expenses
     Other  expenses   decreased   $893,000   (5.0%)  to  $16,996,000  in  1999.
Approximately $478,000 of the decrease was due to reduced expenses and provisions related to other real estate owned which decreased to $62,000 in 1999 from $540,000 in 1998. Intangible asset amortization decreased $203,000 in 1999 to $1,135,000.
     Other  expenses   increased   $628,000   (3.6%)  to  $17,889,000  in  1998.
Approximately $141,000 of the increase in 1998 was due to a full 12 months of other expenses from the 9 Wells Fargo branches acquired in February of 1997. $261,000 of the increase in other expenses was due to increased equipment and data processing expenses, which increased to $3,551,000 in 1998.

Provision for Taxes
     The effective tax rate on income was 36.4%, 36.5%, and 38.5% in 1999, 1998, and 1997, respectively. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $1,680,000, $1,425,000, and $961,000, in these years. Tax-free income of $2,229,000, $1,860,000, and
$630,000 from investment securities in these years helped to reduce the effective tax rate.

Return on Average Assets and Equity
     The following table sets forth certain ratios for the Company for the last three years (using average balance sheet data):

                                                1999        1998        1997

Return on total assets                         1.26%        1.03%        0.75%
Return on shareholders' equity                15.59%       12.80%        9.34%
Shareholders' equity to total assets           8.09%        8.07%        8.04%
Common shareholders' dividend payout ratio    43.81%       39.11%       50.61%

     During 1999, return on assets increased to 1.26% from 1.03% in 1998. The increase in ROA was due to increased productivity and the Bank's continued loan growth. The Company's efficiency ratio (noninterest expense divided by net interest income plus noninterest income) improved to 60.6% in 1999 from 64.7% in 1998. Return on assets increased in 1998 to 1.03% from the 0.75% achieved in 1997.
     Return on shareholders' equity increased to 15.59% in 1999 from 12.80% in 1998. The higher ROE in 1999 resulted from average capital increasing 6.7% while net income increased 30.0%. In 1998, return on shareholders' equity increased to 12.80% from 9.34% in 1997. The higher ROE in 1998 was due to a 49.4% increase in net income while average shareholders' equity increased only 9.0%.
     In 1999, the average shareholders' equity to average asset ratio increased to 8.09% from 8.07%. The shareholders' average equity to average assets ratio for 1998 increased to 8.07% from 8.04% for 1997.
     In 1999, dividends paid to common shareholders totaled $4,996,000 compared to $3,430,000 in 1998. The resulting common shareholders' dividend payout ratio of 43.8% in 1999 compared to 39.1% in 1998.

(B)  Balance Sheet Analysis
Loans
     The Bank concentrates its lending activities in four principal areas: commercial loans (including agricultural loans); consumer loans, real estate mortgage loans (residential and commercial loans and mortgage loans originated for sale), and real estate construction loans. At December 31, 1999, these four categories accounted for approximately 45%, 13%, 35%, and 7% of the Bank's loan portfolio, respectively, as compared to 40%, 13%, 40%, and 7%, at December 31, 1998. The shift in the percentages was primarily due to the Bank's efforts to reduce its fixed rate residential real estate mortgage portfolio during 1999. The interest rates charged for the loans made by the Bank vary with the degree of risk, the size and maturity of the loans, the borrower's relationship with the Bank and prevailing money market rates indicative of the Bank's cost of funds.
     The majority of the Bank's loans are direct loans made to individuals, farmers and local businesses. The Bank relies substantially on local promotional activity, personal contacts by bank officers, directors and employees to compete with other financial institutions. The Bank makes loans to borrowers whose applications include a sound purpose, a viable repayment source and a plan of repayment established at inception and generally backed by a secondary source of repayment.
     At December 31, 1999 loans totaled $587,979,000 which was a 10.4% ($55,546,000) increase over the balances at the end of 1998. Demand for commercial and agriculture related loans remained strong in 1999. Total loan balances at the Bank's southernmost branches, which include its Sacramento office and its San Joaquin Valley offices, increased $56,105,000 to $113,128,000 during 1999 while loan balances at the Bank's northern branches decreased $559,000 to $474,851,000 in 1999. From January 1999 to July 1999, the Bank sold approximately $26,275,000 of fixed rate residential mortgage loans out of its loan portfolio that were originated prior to December 31, 1998. Excluding the sale of these fixed rate residential mortgage loans, loan balances in the Bank's northern branches would have increased approximately $25,716,000 in 1999. Demand for residential mortgage loans decreased significantly starting in the fall of 1999, and was replaced somewhat by demand for home equity loans, which the Bank classifies as consumer loans. The average loan to deposit ratio in 1999 was 74.5% compared to 67.2% in 1998.
     At  December  31,  1998,  loans  totaled  $532,433,000  which  was an 18.6%
($83,466,000) increase over the balances at the end of 1997. The regions serviced by the 9 Wells Fargo branches acquired in 1997 and the Sacramento and Bakersfield branches accounted for $43,350,000 of the increase in loans during 1998. Loan demand continued to improve in 1998 as economic conditions and trends in interest rates were favorable for borrowers. The average loan to deposit ratio in 1998 was 67.2% as compared to 65.2% in 1997.

Loan Portfolio Composite

                                                                       December 31,
                                                   1999            1998           1997           1996            1995
                                                                       (dollars in thousands)
Commercial, financial and
 agricultural                                  $262,916        $211,773       $165,813       $176,868        $152,173
Consumer installment                             79,589          72,512         87,950         75,498          64,445
Real estate mortgage                            207,197         211,072        160,954        160,575          81,888
Real estate construction                         38,277          37,076         34,250         26,348          20,260
                                               ----------------------------------------------------------------------
    Total loans                                $587,979        $532,433       $448,967       $439,289        $318,766

Nonaccrual, Past Due and Restructured Loans
     During 1999, nonperforming assets increased $364,000 (11.8%) to a total of $3,441,000. Nonperforming loans increased $1,016,000 (61.0%) to $2,681,000, and other real estate owned (OREO) decreased $652,000 (46.2%) to $760,000 during 1999. The ratio of nonperforming loans to total loans at December 31, 1999 was 0.46% versus 0.31% at the end of 1998. The continued low ratio of nonperforming loans to total loans was due in part to favorable economic conditions and three years of operation under an enhanced system which focuses on early identification of problem loans followed by prompt action to ensure performance or charge-off of the loan. Classifications of nonperforming loans as a percent of the total at the end of 1999 were as follows: secured by real estate, 84%; loans to farmers, 11%; commercial loans, 3%; and consumer loans, 2%.
     During 1998, nonperforming assets decreased $4,402,000 (58.9%) to a total of $3,077,000. Nonperforming loans decreased $3,584,000 (68.3%) to $1,665,000, and other real estate owned (OREO) decreased $818,000 (36.7%) to $1,412,000 during 1998. The decrease in nonperforming loans was due in part to favorable economic conditions and two years of operation under an enhanced system, which focuses on early identification of problem loans followed by prompt action to ensure performance or charge-off of the loan. The ratio of nonperforming loans to total loans at December 31, 1998 was 0.31% versus 1.17% at the end of 1997. Classifications of nonperforming loans as a percent of the total at the end of 1998 were as follows: secured by real estate, 75%; loans to farmers, 12%; commercial loans, 10%; and consumer loans, 3%.
     Commercial, real estate and consumer loans are reviewed on an individual basis for reclassification to nonaccrual status when any one of the following occurs: the loan becomes 90 days past due as to interest or principal, the full and timely collection of additional interest or principal becomes uncertain, the loan is classified as doubtful by internal credit review or bank regulatory agencies, a portion of the principal balance has been charged off, or the Bank takes possession of the collateral. The reclassification of loans as nonaccrual does not necessarily reflect Management's judgment as to whether they are collectible.
     Interest income is not accrued on loans where Management has determined that the borrowers will be unable to meet contractual principal and/or interest obligations, unless the loan is well secured and in process of collection. When a loan is placed on nonaccrual, any previously accrued but unpaid interest is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection on principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of Management, the loans are estimated to be fully collectible as to both principal and interest.
     Interest income on nonaccrual loans which would have been recognized during the year ended December 31, 1999, if all such loans had been current in accordance with their original terms, totaled $272,000. Interest income actually recognized on these loans in 1999 was $203,000.
     The Bank's policy is to place loans 90 days or more past due on nonaccrual status. In some instances when a loan is 90 days past due Management does not place it on nonaccrual status because the loan is well secured and in the process of collection. A loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 30 days. Loans where the collateral has been repossessed are classified as OREO or, if the collateral is personal property, the loan is classified as other assets on the Company's financial statements.

     Management considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans. Alternatives that are considered are foreclosure, collecting on guarantees, restructuring the loan or collection lawsuits.
     The following table sets forth the amount of the Bank's nonperforming assets as of the dates indicated:

                                                                                December 31,
                                                1999              1998             1997              1996             1995
                                                                          (dollars in thousands)

Nonaccrual loans                              $ 1,758           $ 1,045          $ 4,721           $ 9,044         $ 2,213
Accruing loans past due
  90 days or more                                 923               620              528                20             220
                                              ----------------------------------------------------------------------------
    Total nonperforming loans                   2,681             1,665            5,249             9,064           2,433
Other real estate owned                           760             1,412            2,230             1,389             631
                                              ----------------------------------------------------------------------------
    Total nonperforming assets                  3,441             3,077            7,479           $10,453         $ 3,064

Nonincome producing investments
  in real estate held by Bank's real
  estate development subsidiary               $    --           $    --          $   856           $ 1,173         $ 1,173

Nonperforming loans to total loans               0.46%            0.31%             1.17%             2.06%           0.76%
Allowance for loan losses to nonper-
  forming loans                                   412%              493%             123%               67%            229%
Nonperforming assets to total assets             0.37%            0.34%             0.91%             1.50%           0.51%
Allowance for loan losses to nonper-
  forming assets                                  321%              267%              86%               58%            182%


Allowance for Loan and Lease Losses
     Credit risk is inherent in the business of lending. As a result, the Company maintains an Allowance for Loan and Leases Losses to absorb losses inherent in the Company's loan and lease portfolio. This is maintained through periodic charges to earnings. These charges are shown in the Consolidated Income Statements as provision for loan losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance. However, for a variety of reasons, not all losses are immediately known to the Company and, of those that are known, the full extent of the loss may not be quantifiable at that point in time. The balance of the Company's Allowance for Loan and Lease Losses is meant to be an estimate of these unknown but probable losses inherent in the portfolio.
     For the remainder of this discussion, "loans" shall include all loans and lease contracts, which are a part of the Bank's portfolio.

Assessment of the Adequacy of the Allowance for Loan and Lease Losses
     The Company formally assesses the adequacy of the allowance on a quarterly basis. Determination of the adequacy is based on ongoing assessments of the probable risk in the outstanding loan and lease portfolio, and to a lesser extent the Company's loan and lease commitments. These assessments include the periodic re-grading of credits based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment, growth of the portfolio as a whole or by segment, and other factors as warranted. Loans are initially graded when originated. They are re-graded as they are renewed, when there is a new loan to the same borrower, when identified facts demonstrate heightened risk of nonpayment, or if they become delinquent. Re-grading of larger problem loans occur at least quarterly. Confirmation of the quality of the grading process is obtained by independent credit reviews conducted by consultants specifically hired for this purpose and by various bank regulatory agencies.
     The Company's method for assessing the appropriateness of the allowance includes specific allowances for identified problem loans and leases as determined by FASB 114, formula allowance factors for pools of credits, and allowances for changing environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowance factors for loan pools are based on the previous 5 years historical loss experience by product type. Allowances for specific loans are based on FASB 114 analysis of individual credits. Allowances for changing environmental factors are Management's best estimate of the probable impact these changes have had on the loan portfolio as a whole.

The Components of the Allowance for Loan and Lease Losses
     As noted above, the overall allowance consists of a specific allowance, a formula allowance, and an allowance for environmental factors. The first component, the specific allowance, results from the application of the measurement criteria of Statements of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114") and No. 118,
Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures ("SFAS 118"). Through Management's ongoing loan grading process, individual loans are identified that have conditions that indicate the borrower may be unable to pay all amounts due under the contractual terms. In accordance with SFAS 114, these loans are evaluated individually by Management and specified allowances for loan losses established where applicable. The amount of this component is disclosed in Note D to the consolidated financial statements. In addition to loans identified for specific allowance analysis in accordance with SFAS 114, Management may identify additional loans for specific allowance analysis. The allowances established for impaired loans in accordance with SFAS 114 and any additional loans identified for specific allowance analysis are summarized in the total specific allowance.
     The second component, the formula allowance, is an estimate of the probable losses that have occurred across the major loan categories in the Company's Loan portfolio. This analysis is based on loan grades by pool and the loss history of these pools. This analysis covers the Company's entire loan portfolio including unused commitments but excludes any loans, which were analyzed individually for specific allowances as discussed above. The total amount allocated for this component is determined by applying loss estimation factors to outstanding loans and loan commitments. The loss factors are based primarily on the Company's historical loss experience tracked over a five-year period and adjusted as appropriate for the input of current trends and events. Because historical loss experience varies for the different categories of loans, the loss factors applied to each category also differ. In addition, there is a greater chance that the Company has suffered a loss from a loan that was graded less than satisfactory than if the loan was last graded satisfactory. Therefore, for any given category, a larger loss estimation factor is applied to less than satisfactory loans than to those that the Company last graded as satisfactory. The resulting formula allowance is the sum of the allocations determined in this manner.

     The third or "unallocated" component of the allowance for credit losses is a component that is not allocated to specific loans or groups of loans, but rather is intended to absorb losses that may not be provided for by the other components.
     There are several primary reasons that the other components discussed above might not be sufficient to absorb the losses present in portfolios, and the unallocated portion of the allowance is used to provide for the losses that have occurred because of them.
     The first is that there are limitations to any credit risk grading process. The volume of loans makes it impractical to re-grade every loan every quarter. Therefore, it is possible that some currently performing loans not recently graded will not be as strong as their last grading and an insufficient portion of the allowance will have been allocated to them. Grading and loan review often must be done without knowing whether all relevant facts are at hand. Troubled borrowers may deliberately or inadvertently omit important information from reports or conversations with lending officers regarding their financial condition and the diminished strength of repayment sources.
     The second is that the loss estimation factors are based primarily on historical loss totals. As such, the factors may not give sufficient weight to such considerations as the current general economic and business conditions that affect the Company's borrowers and specific industry conditions that affect borrowers in that industry. The factors might also not give sufficient weight to other environmental factors such as changing economic conditions and interest rates, portfolio growth, entrance into new markets or products, and other characteristics as may be determined by Management.
     Specifically, in assessing how much unallocated allowance needed to be provided at December 31, 1999, Management considered the following:

o with respect to loans to the agriculture industry, Management considered the effects on borrowers of the abnormal weather conditions and overseas market conditions for exported products as well as currently depressed commodity prices in general;

o with respect to changes in the interest rate environment Management considered the recent increase in interest rates and the resultant economic impact it may have had on borrowers with high leverage and/or low profitability and therefore a reduced ability to deal with such increases; and

o with respect to loans to borrowers in new markets and growth in general, Management considered the relatively short seasoning of such loans and the lack of experience with such borrowers.

     Each of these considerations was assigned a factor and applied to a portion or all of the loan portfolio. Since these factors are not derived from experience and are applied to large non-homogeneous groups of loans, they are considered unallocated and are available for use across the portfolio as a whole.
     At December 31, 1999 the allowance for loan losses was $11,037,000 consisting of a specific allowance of $600,000, a formula allowance of $6,606,000, and an unallocated allowance of $3,831,000. At December 31, 1998 the allowance for loan losses was $8,206,000 consisting of a specific allowance of $253,000, a formula allowance of $5,626,000, and an unallocated allowance of $2,327,000.
     The increase in the formula allowance portion of the reserve was due to the overall increase in loans with most of the increase in loans coming from higher loss history commercial and agricultural loans. The primary factors contributing to the increase in the unallocated portion of the reserve were increased interest rate risk, growth rate/new markets risk, and agricultural risk.
     The allowance for loan losses to total loans at December 31, 1999 was 1.88% versus 1.54% at the end of 1998. At December 31, 1997, the allowance for loan losses to total loans was 1.44%.
     Based on the current conditions of the loan portfolio, Management believes that the $11,037,000 allowance for loan losses at December 31, 1999 is adequate to absorb probable losses inherent in the Bank's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.



     The following table summarizes, for the years indicated, the activity in the allowance for loan losses:

                                                                             December 31,
                                                1999              1998             1997              1996           1995
                                                                        (dollars in thousands)

Balance, beginning of year                 $    8,206        $    6,459       $    6,097         $   5,580      $   5,608
Provision charged to operations                 3,550             4,200            3,000               777            335

Loans charged off:
Commercial, financial and
  agricultural                                   (865)           (1,865)          (1,289)             (283)          (149)
Consumer installment                             (148)             (702)          (1,551)             (909)          (432)
Real estate mortgage                              (69)             (188)              --                --             --
                                             -----------------------------------------------------------------------------
Total loans charged-off                        (1,082)           (2,755)          (2,840)           (1,192)          (581)

Recoveries:
Commercial, financial and
  agricultural                                    327               164               85               243             98
Consumer installment                               36               130              117                66            120
Real estate mortgage                               --                 8               --                --             --
                                             -----------------------------------------------------------------------------
Total recoveries                                  363               302              202               309            218
                                             -----------------------------------------------------------------------------
Net loans charged-off                            (719)           (2,453)          (2,638)             (883)          (363)
 Balance added through acquisition                 --                --               --               623             --
                                             -----------------------------------------------------------------------------
Balance, year end                           $  11,037        $    8,206       $    6,459        $    6,097      $   5,580
                                             =============================================================================
Average total  loans                         $566,738          $487,598         $448,117          $368,550       $308,473

Ratios:
Net charge-offs during period
  to average loans outstanding
  during period                                 0.13%            0.50%             0.59%            0.24%           0.12%
Provision for loan losses to aver-
  age loans outstanding                         0.63%            0.86%             0.67%            0.21%           0.11%
Allowance to loans at year end                  1.88%            1.54%             1.44%            1.39%           1.75%

      The following tables summarize the allocation of the allowance for loan losses between loan types at December 31, 1999 and 1998:

                                                    December 31, 1999
                                                 (dollars in thousands)
                                                                Percent of
                                                               loans in each
                                                                category to
Balance at End of Period Applicable to:          Amount         total loans

Commercial, financial and agricultural             5,224            44.7%
Consumer installment                                 678             6.5%
Real estate mortgage                               3,671            35.2%
Real estate construction                           1,464            13.6%
                                                 -------           ------
                                                 $11,037           100.0%


                                                    December 31, 1998
                                                 (dollars in thousands)
                                                                Percent of
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



Investment in Real Estate Properties
     During 1998, the subsidiary divested all investment properties pursuant to an agreement between the Bank and the FDIC.

Other Real Estate Owned
     The December 31, 1999 balance of Other Real Estate Owned (OREO) was $ 760,000 versus $1,412,000 in 1998. Properties foreclosed in 1999 and remaining in the Bank's possession at year end were valued at $425,000 net of a valuation allowance of $0. The Bank disposed of properties with a value of $1,268,000 in 1999. OREO properties consist of a mixture of land, single family residences and commercial buildings.

Intangible Assets
     At December 31, 1999 and 1998, the Bank had intangible assets totaling $6,429,000 and $7,564,000, respectively. During 1997 the Bank recorded additions of $9,066,000 and $142,000 related to the acquisitions of the Wells Fargo branches and Sutter Buttes Savings Bank, respectively. Amortization of intangible assets amounting to $1,135,000, $1,338,000 and $1,342,000 was recorded in 1999, 1998 and 1997, respectively. In 1996, the Bank recorded an intangible asset related to the Sutter Buttes acquisition in the amount of $1,070,000.

Deposits
     Deposits at December 31, 1999 were up  $24,937,000  (3.2%) to  $794,110,000 over the 1998 year end balances. All categories of deposits except interest-bearing demand deposits increased in 1999. The Bank often experiences significant deposit balance increases at year end due to agricultural and small business customers depositing year end receipts. The magnitude of this year end deposit increase varies from year to year. Interest-bearing demand deposits were up 14.3% from year end 1997 to year end 1998, and then down 3.9% from year end 1998 to year end 1999.
     Total deposits at December 31, 1998 increased $45,079,000 (6.2%) to $769,173,000 over the 1997 year end balances. All categories of deposits except CDs under $100,000 increased in 1998. Certificates of deposit with balances over $100,000 increased $16,047,000 to $64,857,000. State of California CDs, that increased to $40,000,000 as of December 31, 1998, accounted for $15,000,000 of the $16,047,000 increase in CDs over $100,000. Deposits at the branches acquired from Wells Fargo Bank in 1997 increased $3,517,000 (2.4%) in 1998 for a total of $150,312,000 at December 31, 1998. The change in CDs balances and the use of State of California CDs are part of the Bank's overall deposit pricing strategy, and are closely monitored by the Bank.

Long-Term Debt
     During 1999, the Bank repaid $13,419,000 of long-term debt, and added $21,000,000 under long-term debt agreements. In 1998, the Bank made principal payments of $5,016,000 on long-term debt obligations, and added $31,500,000 under long-term debt agreements.

Equity
     See Note T in the financial statements for a discussion of regulatory capital requirements. Management believes that the Company's capital is adequate to support anticipated growth, meet the cash dividend requirements of the Company and meet the future risk-based capital requirements of the Bank and the Company.

Market Risk Management
     Overview. The goal for managing the assets and liabilities of the Bank is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing the Bank to undue interest rate risk. The Board of Directors has overall responsibility for the Company's interest rate risk management policies. The Bank has an Asset and Liability Management Committee
(ALCO) which establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates.
     Asset/Liability Management. Activities involved in asset/liability management include but are not limited to lending, accepting and placing deposits, investing in securities and issuing debt. Interest rate risk is the primary market risk associated with asset/liability management. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin, net income and market value of equity under changing interest environments. Market value of equity is the net present value of estimated cash flows from the Bank's assets, liabilities and off-balance sheet items. The Bank uses simulation models to forecast net interest margin, net income and market value of equity.
     Simulation of net interest margin, net income and market value of equity under various interest rate scenarios is the primary tool used to measure interest rate risk. Using computer modeling techniques the Bank is able to estimate the potential impact of changing interest rates on net interest margin, net income and market value of equity. A balance sheet forecast is prepared using inputs of actual loan, securities and interest-bearing liability (i.e. deposits/borrowings) positions as the beginning base.
     In the simulation of net interest margin and net income under various interest rate scenarios, the forecast balance sheet is processed against seven interest rate scenarios. These seven interest rate scenarios include a flat rate scenario, which assumes interest rates are unchanged in the future, and six additional rate ramp scenarios ranging from +300 to -300 basis points around the flat scenario in 100 basis point increments. These ramp scenarios assume that interest rates increase or decrease evenly (in a "ramp" fashion) over a twelve month period and remain at the new levels beyond twelve months.

     The following table summarizes the effect on net interest income and net income due to changing interest rates as measured against a flat rate (no change) scenario:

     Interest Rate Risk Simulation of Net Interest Income and Net Income as of December 31, 1999

                                Estimated Change in        Estimated Change in
     Change in Interest      Net Interest Income (NII)        Net Income (NI)
     Rates (Basis Points)       (as % of "flat" NII)         (as % of "flat" NI)
     +300 (ramp)                       0.18%                         0.42%
     +200 (ramp)                       0.14%                         0.33%
     +100 (ramp)                       0.07%                         0.15%
     +  0 (flat)                         --                            --
     -100 (ramp)                      (0.09)%                       (0.21)%
     -200 (ramp)                      (0.19)%                       (0.44)%
     -300 (ramp)                      (0.36)%                       (0.82)%

     In the simulation of market value of equity under various interest rate scenarios, the forecast balance sheet is processed against seven interest rate scenarios. These seven interest rate scenarios include the flat rate scenario described above, and six additional rate shock scenarios ranging from +300 to -300 basis points around the flat scenario in 100 basis point increments. These rate shock scenarios assume that interest rates increase or decrease immediately (in a "shock" fashion) and remain at the new level in the future.

     The following table summarizes the effect on market value of equity due to changing interest rates as measured against a flat rate (no change) scenario:

     Interest Rate Risk Simulation of Market Value of Equity as of December 31, 1999

                                            Estimated Change in
     Change in Interest                     Market Value of Equity (MVE)
     Rates (Basis Points)                   (as % of "flat" MVE)
     +300 (shock)                                   (16.2)%
     +200 (shock)                                   (11.5)%
     +100 (shock)                                    (6.2)%
     +   0 (flat)                                        --
     -100 (shock)                                     7.0%
     -200 (shock)                                    14.6%
     -300 (shock)                                    22.5%


     These results indicate that the balance sheet is slightly asset sensitive since earnings increase when interest rates rise. The magnitude of all the simulation results noted above are within the Bank's policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.
     The simulation results noted above do not incorporate any management actions which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.
     As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the preceding tables. For example, although certain of the Bank's assets and liabilities may have similar maturities or repricing time frames, they may react in different degrees to changes in market interest rates. In addition, the interest rates on certain of the Bank's asset and liability categories may precede, or lag behind, changes in market interest rates. Also, the actual rates of prepayments on loans and investments could vary significantly from the assumptions utilized in deriving the results as presented in the preceding table. Further, a change in U.S. Treasury rates accompanied by a change in the shape of the treasury yield curve could result in different estimations from those presented herein. Accordingly, the results in the preceding tables should not be relied upon as indicative of actual results in the event of changing market interest rates. Additionally, the resulting estimates of changes in market value of equity are not intended to represent, and should not be construed to represent, estimates of changes in the underlying value of the Bank.

     Interest rate sensitivity is a function of the repricing characteristics of the Bank's portfolio of assets and liabilities. One aspect of these repricing characteristics is the time frame within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity. An analysis of the repricing time frames of interest-bearing assets and liabilities is sometimes called a "gap" analysis because it shows the gap between assets and liabilities repricing or maturing in each of a number of periods. Another aspect of these repricing characteristics is the relative magnitude of the repricing for each category of interest earning asset and interest-bearing liability given various changes in market interest rates. Gap analysis gives no indication of the relative magnitude of repricing given various changes in interest rates. Interest rate sensitivity management focuses on the maturity of assets and liabilities and their repricing during periods of changes in market interest rates. Interest rate sensitivity gaps are measured as the difference between the volumes of assets and liabilities in the Bank's current portfolio that are subject to repricing at various time horizons.
     The following interest rate sensitivity table shows the Bank's repricing gaps as of December 31, 1999. In this table transaction deposits, which may be repriced at will by the Bank, have been included in the less than 3 month category. The inclusion of all of the transaction deposits in the less than 3 month repricing category causes the Bank to appear liability sensitive. Because the Bank may reprice its transaction deposits at will, transaction deposits may or may not reprice immediately with changes in interest rates. In recent years of moderate interest rate changes the Bank's earnings have reacted as though the gap position is slightly asset sensitive mainly because the magnitude of interest-bearing liability repricing has been less than the magnitude of interest-earning asset repricing. This difference in the magnitude of asset and liability repricing is mainly due to the Bank's strong core deposit base, which although they may be repriced within three months, historically, the timing of their repricing has been longer than three months and the magnitude of their repricing has been minimal.
     Due to the limitations of gap analysis, as described above, the Bank does not actively use gap analysis in managing interest rate risk. Instead, the Bank relies on the more sophisticated interest rate risk simulation model described above as its primary tool in measuring and managing interest rate risk.

Interest Rate Sensitivity - December 31, 1999
                                                                          Repricing within:
                                          Less than 3          3 - 6           6 - 12            1 - 5            Over
                                            months            months           months            years           5 years
                                                                       (dollars in thousands)
Interest-earning  assets:
    Fed funds sold                        $    8,400        $      ---       $      ---      $        ---    $        ---
    Securities                                11,709             8,681           16,563           107,550          87,205
    Loans                                    305,939            34,457           42,399           131,416          73,768
                                          -------------------------------------------------------------------------------
Total interest-earning assets               $326,048           $43,138          $58,962          $238,966        $160,973

Interest-bearing liabilities
    Transaction deposits                    $366,538        $      ---       $      ---      $        ---    $        ---
    Time                                     128,279            71,337           60,757            11,124             138
    Long-term borrowings                           6            20,006            1,514             1,147          22,832
                                          -------------------------------------------------------------------------------
Total interest-bearing liabilities          $494,823           $91,343          $62,271           $12,271         $22,970
                                          -------------------------------------------------------------------------------
Interest sensitivity gap                   $(168,775)         $(48,205)         $(3,309)         $226,695       $138,003
Cumulative sensitivity  gap                $(168,775)        $(216,980)       $(220,289)           $6,406       $144,409
As a percentage of earning assets:
 Interest sensitivity gap                    (20.38%)           (5.82%)          (0.40%)           27.38%         16.67%

  Cumulative sensitivity gap                 (20.38%)          (26.20%)         (26.60%)            0.77%         17.44%

Liquidity
     Liquidity refers to the Bank's ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet. Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Consolidated Statement of Cash Flows. Net cash used by investing activities totaled approximately $19,623,000 in 1999, which means that assets were not generally used for liquidity purposes. Increased loan balances were responsible for the major use of funds in this category.
     Liquidity is generated from liabilities through deposit growth and short-term borrowings. These activities are included under financing activities in the Consolidated Statement of Cash Flows. In 1999, financing activities provided funds totaling $13,977,000. Internal deposit growth provided funds amounting to $24,937,000. The Bank also had available correspondent banking lines of credit totaling $65,000,000 at year end. While these sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions.
     Liquidity is also provided or used through the results of operating activities. In 1999, operating activities provided cash of $15,599,000.
     In connection with the adoption of SFAS 133 on October 1, 1998, the Bank reclassified its entire portfolio of held-to-maturity investment securities, with a carrying value of $78,901,000, to the available-for-sale classification. The AFS securities plus cash and cash equivalents in excess of reserve requirements totaled $291,644,000 at December 31, 1999, which was 31.5% of total assets at that time. This was down from $329,659,000 and 36.4% at the end of 1998.
     The overall liquidity of the Bank is enhanced by the sizable core deposits, which provide a relatively stable funding base. The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in the following table. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available. The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank's option. At December 31, 1999 and 1998, the Bank had $40,000,000 of these State deposits.

Certificates of Deposit in Denominations of $100,000 or More

                                                Amounts as of
                                                 December 31,
                                     1999             1998             1997
                                                (in thousands)
Time remaining until maturity:
Less than 3 months                $52,260           $47,957          $31,029
3 months to 6 months               10,906             7,208            8,312
6 months to 12 months               7,228             3,812            7,572
More than 12 months                 3,068             5,880            1,994
                                  ------------------------------------------
  Total                           $73,462           $64,857          $48,907


     Loan demand also affects the Bank's liquidity position. The following table presents the maturities of loans at December 31, 1999:

Loan Maturities - December 31, 1999
                                                                                 After
                                                                                One But
                                                               Within           Within            After 5
                                                              One Year          5 Years            Years            Total
                                                                                      (in thousands)
Loans with predetermined interest rates:
  Commercial, financial and agricultural                        $26,549          $38,104           $18,515          $83,168
  Consumer installment                                           13,588           15,798             9,560           38,946
  Real estate mortgage                                            5,802           31,232            68,375          105,409
  Real estate construction                                       10,284              524               588           11,396
                                                               ------------------------------------------------------------
                                                                $56,223          $85,658           $97,038         $238,919

Loans with floating interest rates:
  Commercial, financial and agricultural                        $95,694          $40,405           $43,649         $179,748
  Consumer installment                                           40,622               21               ---           40,643
  Real estate mortgage                                            3,891           25,402            72,495          101,788
  Real estate construction                                       21,458            5,423               ---           26,881
                                                               ------------------------------------------------------------
                                                               $161,665          $71,251          $116,144         $349,060
                                                               ------------------------------------------------------------
      Total loans                                              $217,888         $156,909          $213,182         $587,979

     The maturity distribution and yields of the available-for-sale investment portfolio is presented in the following table. The timing of the maturities indicated in the table below are based on final contractual maturities. Most mortgage-backed securities return principal throughout their contractual lives. As such, the weighted average life of mortgage-backed securities based on outstanding principal balance is usually significantly shorter than the final contractual maturity indicated below. At December 31, 1999, the Bank had no held-to-maturity securities.

Securities Maturities and Weighted Average Tax Equivalent Yields - December 31, 1999

                                                                After One Year   After Five Years
                                                   Within         but Through       but Through        After Ten
                                                  One Year        Five Years         Ten Years           Years             Total

                                               Amount  Yield     Amount  Yield     Amount Yield     Amount  Yield    Amount   Yield
                                                                              (dollars in thousands)
Securities Available-for-Sale

U.S. Treasury securities and obligations of
  U.S. government corporations and agencies   $   --            $14,740  5.74%    $15,836 6.56%    $   --            $30,576   6.17%
Obligations of states and political
  subdivisions                                    367  7.05%      4,337  5.86%      1,564 6.86%      36,347  7.78%    42,615   7.54%
Mortgage-backed securities                      1,102  5.79%      3,353  5.90%     28,288 5.69%      99,846  6.40%   132,589   6.23%
Corporate bonds                                   --                --                --             11,623  7.18%    11,623   7.18%
Other securities                                  --                --                --             14,305  6.39%    14,305   6.39%
                                               -------------------------------------------------------------------------------------
    Total securities available-for-sale        $1,469  6.11%    $22,430  5.79%    $45,688 6.03%    $162,121  6.76%   $231,708  6.52%
                                               -------------------------------------------------------------------------------------
    Total all securities                       $1,469  6.11%    $22,430  5.79%    $45,688 6.03%    $162,121  6.76%   $231,708  6.52%


     The principal cash requirements of the Company are dividends on Common Stock when declared. The Company is dependent upon the payment of cash dividends by the Bank to service its commitments. The Company expects that the cash dividends paid by the Bank to the Company will be sufficient to meet this payment schedule.

Off-Balance Sheet Items
     The Bank has certain ongoing commitments under operating and capital leases. (See Note H of the financial statements for the terms.) These commitments do not significantly impact operating results.
     As of December 31, 1999 commitments to extend credit were the Bank's only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, options, etc. Loan commitments increased to $140,660,000 from $134,937,000 at December 31, 1998. The commitments represent 23.9% of the total loans outstanding at year end 1999 versus 25.3% a year ago.

Disclosure of Fair Value
     The Financial Accounting Standards Board (FASB), SFAS 107, Disclosures about Fair Value of Financial Statements, requires the disclosure of fair value of most financial instruments, whether recognized or not recognized in the financial statements. The intent of presenting the fair values of financial instruments is to depict the market's assessment of the present value of net future cash flows discounted to reflect both current interest rates and the market's assessment of the risk that the cash flows will not occur.
     In determining fair values, the Bank used the carrying amount for cash, short-term investments, accrued interest receivable, short-term borrowings and accrued interest payable as all of these instruments are short term in nature. Securities are reflected at quoted market values. Loans and deposits have a long term time horizon which required more complex calculations for fair value determination. Loans are grouped into homogeneous categories and broken down between fixed and variable rate instruments. Loans with a variable rate, that reprice immediately, are valued at carrying value. The fair value of fixed rate instruments is estimated by discounting the future cash flows using current rates. Credit risk and repricing risk factors are included in the current rates. Fair value for nonaccrual loans is reported at carrying value and is included in the net loan total. Since the allowance for loan losses exceeds any potential adjustment for credit problems, no further valuation adjustment has been made.
     Demand deposits, savings and certain money market accounts are short term in nature so the carrying value equals the fair value. For deposits that extend over a period in excess of four months, the fair value is estimated by discounting the future cash payments using the rates currently offered for deposits of similar remaining maturities.
     At 1999 year end, the fair values calculated on the Bank's assets are 0.38% below the carrying values versus 0.58% above the carrying values at year end
1998. The change in the calculated fair value percentage relates to the securities and loan categories and is the result of changes in interest rates in 1999. (See Note R of the financial statements)

Year 2000
     The Company previously recognized the material nature of the business issues surrounding computer processing of dates into and beyond the Year 2000 and began taking corrective action as required pursuant to the interagency statements issued by the Federal Financial Institutions Examination Council.
     Management believes the Company has completed all the activities within its control to ensure that the Company's systems are Year 2000 compliant. The Company has not experienced and interruptions to normal operations due to the start of the Year 2000. The Company's Year 2000 readiness costs were approximately $103,000. The Company does not currently expect to apply any further funds to address the Year 2000 issues.
     As of March 10, 2000, the Company has not experienced any material disruptions of its internal computer systems or software applications and has not experienced any problems with the computer systems or software applications of its third party vendors, suppliers or service providers. The Company will continue to monitor these third parties to determine the impact, if any, on its business and the actions it must take, if any, in the event of non-compliance by any of these third parties. Based upon the Company's assessment of compliance by third parties, there appears to be no material business risk posed by any such non-compliance.
     Although  the  Company's  Year 2000  rollover  did not present any material business disruption, there are some remaining Year 2000 related risks. Management believes that appropriate actions have been taken to address these remaining Year 2000 issues and contingency plans are in place to minimize the financial impact to the Company. Management, however, cannot be certain that Year 2000 issues affecting its customers, suppliers or service providers will not have a material adverse impact on the Company.