Form 10-Q
period 2000-03-31
TRICO BANCSHARES /
filed 2000-05-15
CIK 356171

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2000                 Commission file number 0-10661
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

                               Yes   X      No
                                   -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class:  Common stock, no par value

Outstanding shares as of May 5, 2000:  7,181,350



                                                    TRICO BANCSHARES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (unaudited)
                                                     (in thousands)


                                                                                     March 31,            December 31,
                                                                                       2000                   1999
                                                                                 ------------------     ------------------
Assets:
Cash and due from banks                                                            $        40,079        $        52,036
Federal funds sold and repurchase agreements                                                14,900                  8,400
                                                                                 ------------------     ------------------
     Cash and cash equivalents                                                              54,979                 60,436
Securities available-for-sale                                                              225,454                231,708
Loans, net of allowance for loan losses
  of $11,914 and $11,037, respectively                                                     585,810                576,942
Premises and equipment, net                                                                 15,966                 16,043
Other real estate owned                                                                      1,152                    760
Accrued interest receivable                                                                  6,112                  6,076
Other assets                                                                                33,472                 32,831
                                                                                 ------------------     ------------------

     Total assets                                                                  $        922,945        $       924,796
                                                                                 ==================     ==================

Liabilities:
Deposits:
 Noninterest-bearing demand                                                        $       144,072         $      155,937
 Interest-bearing demand                                                                   150,708                143,923
 Savings                                                                                   222,451                222,615
 Time certificates                                                                         266,109                271,635
                                                                                 ------------------     ------------------
     Total deposits                                                                        783,340                794,110
Federal funds purchased                                                                      4,700                      0
Accrued interest payable and other liabilities                                              14,092                 12,058
Long term borrowings                                                                        45,500                 45,505
                                                                                 ------------------     ------------------

     Total liabilities                                                                     847,632                851,673

Shareholders' equity:
Common stock                                                                                50,229                 50,043
Retained earnings                                                                           31,149                 28,613
Accumulated other comprehensive loss                                                        (6,065)                (5,533)
                                                                                 ------------------     ------------------

     Total shareholders' equity                                                             75,313                 73,123
                                                                                 ------------------     ------------------

     Total liabilities and shareholders' equity                                    $       922,945        $       924,796
                                                                                 ==================     ==================


                                TRICO BANCSHARES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                 (in thousands except earnings per common share)

                                               For the three months
                                                  ended March 31,
                                            2000                    1999
Interest income:
  Interest and fees on loans           $      14,063           $      12,384
  Interest on investment
   securities-taxable                          3,080                   3,405
  Interest on investment
   securities-tax exempt                         558                     548
  Interest on federal funds sold                 193                       8
                                       --------------          --------------
     Total interest income                    17,894                  16,345
                                       --------------          --------------

Interest expense:
  Interest on deposits                         5,769                   5,109
  Interest on federal funds purchased              9                     201
  Interest on repurchase agreements                1                       7
  Interest on other borrowings                   629                     521
                                       --------------          --------------
     Total interest expense                    6,408                   5,838
                                       --------------          --------------

     Net interest income                      11,486                  10,507

Provision for loan losses                        800                     840
                                       --------------          --------------
    Net interest income after
     provision for loan losses                10,686                   9,667

Noninterest income:
  Service charges and fees                     1,807                   1,707
  Other income                                 2,819                   1,255
                                       --------------          --------------
     Total noninterest income                  4,626                   2,962
                                       --------------          --------------

Noninterest expenses:
  Salaries and related expenses                4,834                   4,433
  Other, net                                   4,190                   4,053
                                       --------------          --------------
     Total noninterest expenses                9,024                   8,486
                                       --------------          --------------

Net income before income taxes                 6,288                   4,143

  Income taxes                                 2,360                   1,509
                                       --------------          --------------

     Net income                        $       3,928           $       2,634
                                       ==============          ==============

Basic earnings per common share        $        0.55           $        0.37
                                       ==============          ==============
Diluted earnings per common share      $        0.54           $        0.36
                                       ==============          ==============


                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)
                     (in thousands, except number of shares)





                                                  Common stock                        Accumulated
                                             ------------------------                    Other
                                               Number                   Retained     Comprehensive                 Comprehensive
                                              of shares     Amount      earnings         Loss           Total         Income
                                             -------------------------------------------------------------------------------------
Balance, December 31, 1999                     7,152,329     $50,043      $28,613           ($5,533)    $73,123
Exercise of Common Stock options,
  net of tax                                      32,750         171                                        171
Repurchase of Common Stock                        (3,729)        (26)         (29)                          (55)
Common stock cash dividends                                                (1,363)                       (1,363)
Stock option amortization                                         41                                         41
Comprehensive income:
 Net income                                                                 3,928                         3,928            $3,928
 Other comprehensive loss:
   Change in unrealized loss
    on securities, net of tax                                                                  (532)       (532)             (532)
                                                                                                                  ----------------
Comprehensive income                                                                                                       $3,396
                                             -------------------------------------------------------------------------------------
Balance, March 31, 2000                        7,181,350     $50,229      $31,149           ($6,065)    $75,313
                                             -------------------------------------------------------------------



                                        TRICO BANCSHARES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in thousands)
                                                                      For the three months
                                                                         ended March 31,
                                                                     2000              1999
                                                                 --------------    --------------
Operating activities:
  Net income                                                            $3,928            $2,634
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses                                            800               840
      Depreciation and amortization                                        638               647
      Amortization of intangible assets                                    241               284
      Accretion and amortization of investment
           securities discounts and premiums, net                           73               181
      Deferred income taxes                                              1,901               (80)
      Investment security gains, net                                         -                (9)
      Gain on sale of OREO                                                 (29)              (14)
     Gain on sale of loans                                                (358)             (358)
      (Gain) loss on sale of fixed assets                                   23                (7)
      Amortization of stock options                                         41                41
      Decrease (increase) in interest receivable                           (36)              481
      Increase (decrease) in interest payable                              193               (67)
      Decrease in other assets and liabilities                          (2,053)            3,025
                                                                 --------------    --------------
        Net cash provided by operating activities                        5,362             7,598
                                                                 --------------    --------------
Investing activities:
  Proceeds from maturities of securities available-for-sale             14,673            34,883
  Proceeds from sales of securities available-for-sale                       -             9,187
  Purchases of securities available-for-sale                            (7,990)          (28,018)
  Proceeds from sale of fixed asset                                         21                27
  Net increase in loans                                                 (9,799)          (16,000)
  Purchases of premises and equipment                                     (528)             (406)
  Proceeds from sale of OREO                                               126               185
                                                                 --------------    --------------
        Net cash used by investing activities                           (3,497)             (142)
                                                                 --------------    --------------
Financing activities:
  Net decrease in deposits                                             (10,770)          (14,877)
  Net increase (decrease) in Fed funds purchased                         4,700            (4,600)
  Borrowings under long-term debt agreements                                 -             1,000
  Payments of principal on long-term debt agreements                        (5)           (3,404)
  Repurchase of common stock                                               (55)              (49)
  Cash dividends                                                        (1,363)           (1,139)
  Exercise of common stock options                                         171               365
                                                                 --------------    --------------
        Net cash used by financing activities                           (7,322)          (22,704)
                                                                 --------------    --------------
        (Decrease) in cash and cash equivalents                         (5,457)          (15,248)
Cash and cash equivalents at beginning of period                        60,436            50,483
                                                                 --------------    --------------
Cash and cash equivalents at end of period                             $54,979           $35,235
                                                                 --------------    --------------
Supplemental information
  Cash paid for taxes                                                     $275               $50
  Cash paid for interest expense                                        $6,215            $5,905


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

The interim results for the three months ended March 31, 2000 and 1999 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 1999.


Note B - Comprehensive Income

For the Company, comprehensive income includes net income reported on the statement of income and changes in the fair value of its available-for-sale investments reported as other comprehensive income. The following table presents net income adjusted by the change in unrealized gains or losses on the available-for-sale investments as a component of comprehensive income (in thousands).


                                                  Three months ended
                                                       March 31,
                                                   2000          1999
Net income                                       $ 3,928        $ 2,634

Net change in unrealized gains
  (losses) on securities available-for-sale,
  net of tax                                        (532)          (777)


Comprehensive income                             $ 3,396        $ 1,857

Note C - Earnings per Share

The Company's basic and diluted  earnings per share are as follows (in thousands except per share data):
                        Three Months Ended March 31, 2000
                                                         Weighted
                                                          Average   Per-Share
                                                Income    Shares     Amount
Basic Earnings per Share
  Net income available to common shareholders   $3,928    7,171,612    $0.55
Common stock options outstanding                    --      157,466
Diluted Earnings per Share
  Net income available to common shareholders   $3,928    7,329,078    $0.54
                                                ======    =========

                        Three Months Ended March 31, 1999
                                                         Weighted
                                                          Average   Per-Share
                                                Income    Shares     Amount
Basic Earnings per Share
  Net income available to common shareholders   $2,634    7,105,437    $0.37
Common stock options outstanding                     --     191,889
Diluted Earnings per Share
  Net income available to common shareholders   $2,634    7,297,326    $0.36
                                                ======    =========

Note D - Business Segments

The Company is principally engaged in traditional community banking activities provided through its twenty-nine branches and eight in-store branches located throughout Northern California. Community banking activities include the Bank's commercial and retail lending, deposit gathering and investment and liquidity management activities. In addition to its community banking services, the Bank offers investment brokerage and leasing services. The Company held investments in real estate through its wholly-owned subsidiary, TCB Real Estate. During 1998, TCB Real Estate divested all investment properties, and in April 1999, TCB Real Estate was dissolved. These activities were monitored and reported by Bank management as separate operating segments.

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

Summarized financial information concerning the Bank's reportable segments is as follows (in thousands):
                                        Community
                                         Banking          Other         Total
Three Months Ended March 31, 2000
Net interest income                     $  11,306      $    180      $  11,486
Noninterest income                          3,926           700          4,626
Noninterest expense                         8,599           425          9,024
Net income                                  3,678           250          3,928
Assets                                   $912,003       $10,942       $922,945

Three Months Ended March 31, 1999
Net interest income                     $  10,490     $      17      $  10,507
Noninterest income                          2,353           609          2,962
Noninterest expense                         8,184           302          8,486
Net income                                  2,430           204          2,634
Assets                                   $873,408       $11,564       $884,972

Note E - Other Income

Included in the results for the three months ended March 31, 2000 was a one-time pre-tax income item of $1,510,000. This one-time item represents the initial value of 88,796 common shares of John Hancock Financial Services, Inc. (JHF) which the Bank received as a consequence of its ownership of certain insurance policies through John Hancock Mutual Life Insurance Company and John Hancock's conversion from a mutual company to a stock company.

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

Overview

The Company had quarterly earnings of $3,928,000 for the three months ended March 31, 2000. The quarterly earnings represented a 49.1% increase over the $2,634,000 reported for the three months ended March 31, 1999. Diluted earnings per share were $0.54 versus $0.36. Included in the results for the three months ended March 31, 2000 was a one-time pre-tax income item of $1,510,000. This one-time item represents the initial value of 88,796 common shares of John Hancock Financial Services, Inc. (JHF) which the Bank received as a consequence of its ownership of certain insurance policies through John Hancock Mutual Life Insurance Company and John Hancock's conversion from a mutual company to a stock company. Excluding the receipt of the JHF shares, net income for the three months ended March 31, 2000 would have been $3,039,000 and diluted earnings per share would have been $0.42, and would have represented 15.4% and 16.7% increases over the same period in the prior year, respectively.

Factors contributing to the improved operating results included growth in loan balances that was funded mainly by runoff of lower yielding investment securities, and a five percent increase in noninterest income excluding the one-time income event noted above. Improvements in these areas were offset in part by a six percent increase in noninterest expenses.

First quarter 2000 pretax earnings increased $2,145,000 to $6,288,000. Net interest income reflected growth of 9.3% to $11,486,000. The interest income component was up $1,589,000 (9.5%) due to higher quarter over quarter volume of loans and a 57 basis point increase in the average yield on earning assets. The average balance of loans was up $52,498,000 (9.8%) to $586,659,000 while the average balance of securities was down $47,753,000 (17.5%) to $225,875,000 in 2000. The average yield on loans was up 32 basis points to 9.59% and the average yield on securities was up 75 basis points to 6.95% in 2000. The average balance of interest earning assets increased $17,674,000 (2.2%) to $826,197,000 and the average yield on interest earning assets increased to 8.80% in the first quarter of 2000 versus 8.23% in the first quarter of 1999. Interest expense increased $570,000 (9.8%) which was due to a 25 basis point increase in the average rate paid on interest bearing liabilities to 3.74% and a 2.5% increase in the average volume of interest bearing liabilities to $686,088,000 in 2000. Net interest margin was 5.70% for the first quarter of 2000 versus 5.34% in the same quarter of the prior year.

Provision for loan losses for the first quarter of 2000 was $800,000 versus $840,000 in the same quarter in 1999. The Company had net loan recoveries of $77,000 in the first quarter of 2000 compared to $60,000 of net loan charge-offs in the same period of 1999.

Noninterest income in the first quarter of 2000 was $4,626,000 versus $2,962,000 in the same period of 1999. As described above, the 2000 results include a one-time pre-tax income item of $1,510,000 from the receipt of common stock. Excluding this one-time event, noninterest income would have increased $154,000 (5.2%) to $3,116,000. Service charges and fees were up $100,000 (5.9%) to $1,807,000 over the year ago period. Commission income from the sale of insurance and investment products was $680,000 in the first quarter of 2000 versus $535,000 in 1999. For the three months ended March 31, 2000, gain on sale of loans was $75,000 compared to $358,000 in the first three months of 1999.

Noninterest expense increased $538,000 (6.3%) to $9,024,000 in the first quarter 2000 versus 1999. Salary and benefit expense increased $401,000 (9.1%) on a quarter over quarter basis to $4,834,000. The salary expense was higher due to a 2.7% increase in average full-time equivalent employees to 383, and annual salary increases. Other noninterest expenses increased $137,000 (3.4%) to $4,190,000 in the first quarter of 2000. Assets of the Company totaled $922,945,000 at March 31, 2000 which was a decrease of $1,851,000 from December 31, 1999 balances and an increase of $37,973,000 from March 31, 1999 ending balances.

For the first quarter of 2000 the Company had an annualized return on assets of 1.73% and a return on equity of 21.26% versus 1.19% and 14.37% in 1999. Excluding the one-time income event that occurred in the first quarter of 2000, the Company would have had an annualized return on assets of 1.34% and a return on equity of 16.45%. TriCo Bancshares ended the quarter with a Tier 1 capital ratio of 10.8% and a total risk-based capital ratio of 12.1%.

The following table provides a summary of the major elements of income and expense for the first quarter of 2000 compared with the first quarter of 1999.

                                          TRICO BANCSHARES
                                       CONDENSED COMPARATIVE
                                          INCOME STATEMENT
                          (in thousands, except earnings per common share)


                                                      Three months                     Percentage
                                                     ended March 31,                     Change
                                               2000                   1999
Interest income                            $      18,181          $      16,630                 9.3%
Interest expense                                   6,408                  5,838                 9.8%
                                           --------------         --------------

Net interest income                               11,773                 10,792                 9.1%

Provision for loan losses                            800                    840                (4.8%)
                                           --------------         --------------

Net interest income after                         10,973                  9,952                10.3%
  provision for loan losses

Noninterest income                                 4,626                  2,962                56.2%
Noninterest expenses                               9,024                  8,486                 6.3%
                                           --------------         --------------

Net income before income taxes                     6,575                  4,428                48.5%
Income taxes                                       2,360                  1,509                56.4%
Tax equivalent adjustment1                           287                    285                 0.7%
                                           --------------         --------------

Net income                                 $       3,928          $       2,634                49.1%
                                           ==============         ==============

Diluted earnings per common share                 $ 0.54                 $ 0.36                50.0%


1 Interest on tax-free securities is reported on a tax equivalent basis of 1.52 for March 31, 2000 and 1999.


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

For the three months ended March 31, 2000, interest income increased $1,551,000 or 9.3% over the same period in 1999. The average balance of total earning assets was higher by $17,674,000 (2.2%). The average balance of loans and Federal Funds sold outstanding increased $52,498,000 (9.8%) and 12,929,000 (176%), respectively, while investment security average balances decreased $47,753,000 (17.5%). The loan and federal funds volume increases accounted for additional interest income of $1,217,000 and $141,000, respectively, during the first quarter of 2000 versus the year earlier period. The decrease in the average balance of investment securities resulted in a reduction in interest income of $740,000. The average yields on loans, investment securities and Federal Funds sold were higher by 32, 75 and 129 basis points, respectively, and increased interest income for the quarter by $933,000 over the first quarter of 1999. The overall yield on earning assets increased 57 basis points to 8.80%.

For the first quarter of 2000, interest expense increased by $570,000 or 9.8% over the year earlier period. Average balances of demand deposits, time deposits, and long-term debt increased $1,932,000 (1.3%), $24,074,000 (9.8%), and $7,741,00 (20.5%), respectively. The average balances of savings deposits and short-term borrowings were lower by $596,000 (0.2%) and $16,172,000 (96.1%), respectively, during the first quarter of 2000 versus the year earlier period. For the first quarter of 2000, the average balance of total interest bearing liabilities increased $16,979,000 (2.5%) over the year earlier period increasing interest expense by $192,000. The overall average rate on earning liabilities increased by 25 basis points to 3.74%, and increased interest expense by $378,000.

The net effect of the increases in interest income and expense for the first quarter of 2000 versus 1999 resulted in an increase of $981,000 or 9.1% in net interest income. Net interest margin was up 36 basis points from 5.34% to 5.70%. The average balance of noninterest bearing deposits was $3,757,000 (2.8%) higher in the first quarter of 2000 versus the first quarter of 1999.

The following two tables provide summaries of the components of the interest income, interest expense and net interest margins on earning assets for the quarter ended March 31, 2000 versus the same period in 1999.


                                                     TRICO BANCSHARES
                                            ANALYSIS OF CHANGE IN NET INTEREST
                                                 MARGIN ON EARNING ASSETS
                                                      (in thousands)
                                                                    Three Months Ended
                                              March 31, 2000                                   March 31, 1999
                                              --------------                                   --------------

                                Average          Income/        Yield/           Average         Income/         Yield/
                                Balance1         Expense        Rate             Balance1        Expense         Rate
Assets
Earning assets
  Loan 2,3                         $ 586,659        $ 14,063         9.59%          $ 534,161        $ 12,384         9.27%
  Securities                         225,875           3,925         6.95%            273,628           4,238         6.20%
  Federal funds sold                  13,663             193         5.65%                734               8         4.36%
                                -------------    ------------   -----------      -------------   -------------   -----------
    Total earning assets             826,197          18,181         8.80%            808,523          16,630         8.23%
                                                 ------------                                    -------------
Cash and due from bank                37,362                                           35,592
Premises and equipment                16,025                                           16,107
Other assets,net                      40,927                                           35,301
Less:  allowance
  for loan losses                    (11,404)                                          (8,471)
                                -------------                                    -------------
      Total                        $ 909,107                                        $ 887,052
                                =============                                    =============

Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits                  $ 147,239             578         1.57%          $ 145,307             564         1.55%
  Savings deposits                   223,905           1,695         3.03%            224,501           1,679         2.99%
  Time deposits                      268,779           3,496         5.20%            244,705           2,866         4.68%
Fed funds purchased                      584               9         6.16%             16,280             201         4.94%
Repurchase agreements                     79               1         5.06%                555               7         5.05%
Long-term debt                        45,502             629         5.53%             37,761             521         5.52%
                                -------------    ------------   -----------      -------------   -------------   -----------
   Total interest-bearing
      liabilities                    686,088           6,408         3.74%            669,109           5,838         3.49%
                                                 ------------                                    -------------
Noninterest-bearing deposits         136,115                                          132,358
Other liabilities                     12,994                                           12,242
Shareholders' equity                  73,910                                           73,343
                                -------------                                    -------------
    Total liabilities
      and shareholders' equity     $ 909,107                                        $ 887,052
                                =============                                    =============

Net interest rate spread5                                            5.06%                                            4.74%
Net interest income/net                             $ 11,773                                         $ 10,792
                                                 ============                                    =============
  interest margin6                                     5.70%                                            5.34%
                                                 ============                                    =============


1Average  balances  are  computed  principally  on the basis of daily  balances.
2Nonaccrual loans are included. 3Interest income on loans includes fees on loans of $606,000 in 2000 and $737,000 in 1999. 4Interest income is stated on a tax equivalent basis of 1.52 at March 31, 2000 and 1999. 5Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
6Net interest margin is computed by dividing net interest income by total average earning assets.


                                TRICO BANCSHARES
                       ANALYSIS OF VOLUME AND RATE CHANGES
                       ON NET INTEREST INCOME AND EXPENSE
                                  (in thousand)

                                           For the three months ended March 31,
                                                      2000 over 1999

                                                                       Yield/
                                            Volume       Rate4         Total
                                           --------     -------      ---------
Increase (decrease) in interest income:
    Loans 1,2                                $1,217       $462         $1,679
    Investment securities3                    (740)        427           (313)
    Federal funds sold                         141          44            185
                                           --------     -------      ---------
      Total                                    618         933          1,551
                                           --------     -------      ---------

Increase (decrease) in interest expense:
    Demand deposits
      (interest-bearing)                         7           7             14
    Savings deposits                            (4)         20             16
    Time deposits                              282         348            630
    Federal funds purchased                   (194)          2           (192)
    Repurchase agreements                       (6)          -             (6)
    Long-term debt                             107           1            108
                                           --------      ------      ---------
      Total                                    192         378            570
                                           --------      ------      ---------

Increase in net interest income               $426        $555           $981
                                           ========      ======      =========

1Nonaccrual loans are included.
2Interest income on loans includes fee income on loans of $606,000 in 2000 and $737,000 in 1999. 3Interest income is stated on a tax equivalent basis of 1.52 for March 31, 2000 and 1999. 4The rate/volume variance has been included in the rate variance.

Provision for Loan Losses

The Bank provided $800,000 for loan losses in the first quarter of 2000 versus $840,000 in the same period of 1999. The company had net loan recoveries of $77,000 in the first quarter of 2000 compared to $60,000 of net loan charge-offs in the same period of 1999.

Noninterest Income

Noninterest income in the first quarter of 2000 was $4,626,000 versus $2,962,000 in the same period of 1999. As described above, the 2000 results include a one-time pre-tax income item of $1,510,000 from the receipt of common stock. Excluding this one-time event, noninterest income would have increased $154,000 (5.2%) to $3,116,000. Service charges and fees were up $100,000 (5.9%) to $1,807,000 over the year ago period. Commission income from the sale of insurance and investment products was $680,000 in the first quarter of 2000 versus $535,000 in 1999. For the three months ended March 31, 2000, gain on sale of loans were $75,000 compared to $358,000 in the first quarter of 1999.

Noninterest Expense

Noninterest expense increased $538,000 (6.3%) to $9,024,000 in the first quarter 2000 versus the first quarter of 1999. Salary and benefit expense increased $401,000 (9.1%) on a quarter over quarter basis to $4,834,000. The salary expense was higher due to a 2.7% increase in average full-time equivalent employees to 383, and annual salary increases. Other noninterest expenses increased $137,000 (3.4%) to $4,190,000 in the first quarter of 2000.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2000 was 37.5% and reflects an increase from 36.4% in the year earlier period. The increase in tax rate is mainly the result of a lower percentage of nontaxable earnings to total earnings.

Loans

In the first quarter of 2000, loan balances increased $9,745,000 or 1.7% from the year end balances. Both commercial and consumer loans increased while there was a slight decrease in real estate loans. At March 31, 2000 loans totaled
$597,724,000 which was a $49,173,000 (9.0%) increase from the year earlier totals.

Securities

At March 31, 2000, securities available-for-sale had a fair value of $225,454,000 and an amortized cost of $235,178,000. This portfolio contained mortgage-backed securities with an amortized cost of $133,240,000 of which $18,026,000 was CMO's. At March 31, 2000, the Bank had no securities classified as held-to-maturity.

Nonperforming Loans

As shown in the following table, total nonperforming assets have increased 49.9% to $5,159,000 in the first three months of 2000. Non performing assets represent 0.56% of total assets. Both nonaccrual loans and OREO increased during this period. All nonaccrual loans are considered to be impaired when determining the valuation allowance under SFAS 114. The Bank continues to make a concerted effort to work problem and potential problem loans to reduce risk of loss.

                                              March 31,          December 31,
                                                2000                 1999

Nonaccrual loans                               $ 2,759             $ 1,758
Accruing loans past due 90 days or more          1,248                 923
Restructured loans (in compliance with
  modified terms)                                    0                   0
                                              ---------           ---------

     Total nonperforming loans                   4,007               2,681

Other real estate owned                          1,152                 760
                                              ---------           ---------

     Total nonperforming assets                $ 5,159             $ 3,441
                                              =========           =========

Nonperforming loans to total loans               0.67%               0.46%
Allowance for loan losses to
  nonperforming loans                             297%                412%
Nonperforming assets to total assets             0.56%               0.37%
Allowance for loan losses to
  nonperforming assets                            231%                321%

Allowance for Loan Loss

The Bank maintains its allowance for loan losses at a level Management believes will be adequate to absorb probable losses inherent in existing loans, leases and commitments to extend credit, based on evaluations of the collectibility, impairment and prior loss experience of loans, leases and commitments to extend credit.

The following table presents information concerning the allowance and provision for loan losses.

                                            March 31,     March 31,
                                              1999          2000
                                                (in thousands)

Balance, beginning of period              $   11,037     $   8,206
Provision charged to operations                  800           840
Loans charged off                                (74)         (100)
Recoveries of loans previously
  charged off                                    151            40
                                          ===========    ==========
Balance, end of period                    $   11,914     $   8,986
                                          ===========    ==========

Ending loan portfolio                     $  597,724     $  548,551
                                          ===========    ==========
Allowance to loans as a
  percentage of ending loan portfolio          1.99%         1.64%
                                          ===========    ==========


Equity

The following table indicates the amounts of regulatory capital of the Company.

                                                                                     To Be Well
                                                                                  Capitalized Under
                                                                For Capital       Prompt Corrective
                                         Actual            Adequacy Purposes     Action Provisions
                                     Amount     Ratio        Amount     Ratio      Amount   Ratio
As of March 31, 2000:
Total Capital to Risk Weighted Assets
   Consolidated                      $83,892   12.05%       =>$55,695 =>8.0%     =>$69,619  =>10.0%
   Tri Counties Bank                 $82,618   11.89%       =>$55,602 =>8.0%     =>$69,502  =>10.0%
Tier I Capital to Risk Weighted Assets
   Consolidated                      $75,190   10.80%       =>$27,847 =>4.0%     =>$41,771   =>6.0%
   Tri Counties Bank                 $73,890   10.63%       =>$27,801 =>4.0%     =>$41,701   =>6.0%
Tier I Capital to Average Assets
   Consolidated                      $75,190    8.33%       =>$36,117 =>4.0%     =>$45,146   =>5.0%
   Tri Counties Bank                 $73,890    8.19%       =>$36,071 =>4.0%     =>$45,090   =>5.0%

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

As of April 20, 2000, the Company has not experienced any material disruptions of its internal computer systems or software applications and has not experienced any problems with the computer systems or software applications of its third party vendors, suppliers or service providers. The Company will continue to monitor these third parties to determine the impact, if any, on its business and the actions it must take, if any, in the event of non-compliance by any of these third parties. Based upon the Company's assessment of compliance by third parties, there appears to be no material business risk posed by any such non-compliance.

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



                         Item 3. MARKET RISK MANAGEMENT

There have not been any significant changes in the risk management profile of the Bank since December 31, 1999.

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


                                TRICO BANCSHARES



Date           May 5, 2000                 /s/ Richard P. Smith
          ----------------                 -------------------------------------
                                           Richard P. Smith
                                           President and Chief Executive Officer


Date           May 5, 2000                 /s/ Thomas J. Reddish
          ----------------                 -------------------------------------
                                           Thomas J. Reddish
                                           Vice President and CFO