Form 10-Q
period 2000-06-30
TRICO BANCSHARES /
filed 2000-07-28
CIK 356171

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2000                   Commission file number 0-10661
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

                             Yes  X        No
                                -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class:  Common stock, no par value

Outstanding shares as of July 25, 2000:  7,200,251

                                                    TRICO BANCSHARES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (unaudited)
                                                     (in thousands)


                                                                                    June 30,             December 31,
                                                                                ------------------     ------------------
                                                                                      2000                   1999
Assets:
Cash and due from banks                                                                  $ 56,778               $ 51,236
Federal funds sold and repurchase agreements                                                1,000                  8,400
                                                                                ------------------     ------------------
     Cash and cash equivalents                                                             57,778                 59,636
Interest-bearing deposits in banks                                                            800                    800
Securities available-for-sale                                                             217,287                231,708
Loans, net of allowance for loan losses
  of $12,592 and $11,037, respectively                                                    626,978                576,942
Premises and equipment, net                                                                17,136                 16,043
Other real estate owned                                                                     1,040                    760
Accrued interest receivable                                                                 6,599                  6,076
Other assets                                                                               33,449                 32,831
                                                                                ------------------     ------------------

     Total assets                                                                       $ 961,067              $ 924,796
                                                                                ==================     ==================

Liabilities:
Deposits:
 Noninterest-bearing demand                                                             $ 153,903              $ 155,937
 Interest-bearing demand                                                                  147,202                143,923
 Savings                                                                                  212,274                222,615
 Time certificates                                                                        274,188                271,635
                                                                                ------------------     ------------------
     Total deposits                                                                       787,567                794,110
Federal funds purchased                                                                    17,000                      -
Repurchase agreements                                                                       4,900                      -
Accrued interest payable and other liabilities                                             13,004                 12,058
Long term borrowings                                                                       60,494                 45,505
                                                                                ------------------     ------------------

     Total liabilities                                                                    882,965                851,673

Shareholders' equity:
Common stock                                                                               50,554                 50,043
Retained earnings                                                                          32,798                 28,613
Accumulated other comprehensive loss                                                       (5,250)                (5,533)
                                                                                ------------------     ------------------

     Total shareholders' equity                                                            78,102                 73,123
                                                                                ------------------     ------------------

     Total liabilities and shareholders' equity                                         $ 961,067              $ 924,796
                                                                                ==================     ==================

                                             TRICO BANCSHARES
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                (unaudited)
                              (in thousands except earnings per common share)

                                                For the three months               For the six months
                                                   ended June 30,                    ended June 30,
                                                --------------------               ------------------
                                                 2000              1999               2000          1999
                                                 ----              ----               ----          ----
Interest income:
  Interest and fees on loans                     $ 15,385          $ 12,889         $ 29,448      $ 25,273
  Interest on investment
   securities-taxable                               2,957             3,108            6,026         6,513
  Interest on investment
   securities-tax exempt                              556               562            1,114         1,110
  Interest on federal funds sold                       50                35              243            43
  Interest on deposits in banks                        12                 -               23             -
                                              -----------       -----------       ----------    ----------
     Total interest income                         18,960            16,594           36,854        32,939
                                              -----------       -----------       ----------    ----------

Interest expense:
  Interest on deposits                              5,933             5,066           11,702          10,175
  Interest on federal funds purchased                 208                94              217             295
  Interest on repurchase agreements                    84                21               85              28
  Interest on other borrowings                        685               672            1,314           1,193
                                              -----------       -----------       ----------      ----------

     Total interest expense                         6,910             5,853           13,318          11,691
                                              -----------       -----------       ----------      ----------

     Net interest income                           12,050            10,741           23,536          21,248

Provision for loan losses                             900               870            1,700           1,710
                                              -----------       -----------       ----------      ----------
    Net interest income after
     provision for loan losses                     11,150             9,871           21,836          19,538

Noninterest income:
  Service charges and fees                          1,886             1,780            3,693           3,487
  Other income                                      1,354             1,588            4,173           2,843
                                              -----------       -----------       ----------      ----------
     Total noninterest income                       3,240             3,368            7,866           6,330
                                              -----------       -----------       ----------      ----------

Noninterest expenses:
  Salaries and related expenses                     4,948             4,480            9,782           8,913
  Other, net                                        4,502             4,407            8,692           8,460
                                              -----------       -----------       ----------      ----------
     Total noninterest expenses                     9,450             8,887           18,474          17,373
                                              -----------       -----------       ----------      ----------

Net income before income taxes                      4,940             4,352           11,228           8,495

  Income taxes                                      1,796             1,601            4,156           3,110
                                              -----------       -----------       ----------      ----------

     Net income                                     3,144             2,751            7,072           5,385
                                              ===========       ===========       ==========      ==========

Basic earnings per common share                    $ 0.44            $ 0.39           $ 0.99          $ 0.76
                                              ===========       ===========       ==========      ==========
Diluted earnings per common share                  $ 0.43            $ 0.38           $ 0.96          $ 0.74
                                              ===========       ===========       ==========      ==========

                                                  TRICO BANCSHARES
                                       CONDENSED CONSOLIDATED STATEMENTS OF
                                          CHANGES IN SHAREHOLDERS' EQUITY
                                                    (unaudited)
                                      (in thousands, except number of shares)





                                                 Common stock                       Accumulated
                                                                                       Other
                                          Number                     Retained      Comprehensive                Comprehensive
                                        of shares        Amount      earnings          Loss          Total         Income
                                        -----------    ----------   ----------    --------------   ---------   ---------------
Balance, December 31, 1999               7,152,329       $50,043      $28,613        ($5,533)       $73,123

Exercise of Common Stock options,
  net of tax                                57,650           510                                        510

Repurchase of Common Stock                  (9,728)          (68)        (86)                          (154)

Common stock cash dividends                                           (2,801)                        (2,801)

Stock option amortization                                     69                                         69

Comprehensive income:
 Net income                                                             7,072                         7,072         $7,072
 Other comprehensive income:
   Change in unrealized loss
    on securities, net of tax                                                                                          283
                                                                                                               --------------
 Other comprehensive income                                                               283           283            283

                                                                                                               --------------
Comprehensive income                                                                                                 7,355
                                         -----------    ---------    ---------      ----------     ---------   --------------
Balance, June 30, 2000                    7,200,251      $50,554      $32,798         ($5,250)      $78,102
                                         ===========    =========    =========      ==========     =========

                                                       TRICO BANCSHARES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (in thousands)

                                                                            For the six months
                                                                              ended June 30,
                                                                          2000              1999
Operating activities:
  Net income                                                           $ 7,072           $ 5,385
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses                                          1,700             1,710
      Provision for losses on other real estate owned                       10                10
      Depreciation and amortization                                      1,256             1,309
      Amortization of intangible assets                                    482               568
      Accretion and amortization of investment
           securities discounts and premiums, net                          141               345
      Deferred income taxes                                               (173)             (106)
      Investment security (gains) losses, net                                -               (24)
      Gain on sale of OREO                                                 (50)             (170)
      Gain on sale of loans                                               (179)             (553)
      (Gain) loss on sale of fixed assets                                   44                (7)
      Amortization of stock options                                         69                82
      Decrease (increase) in interest receivable                          (523)              155
      Increase (decrease) in interest payable                              454              (379)
      Decrease in other assets and liabilities                            (474)           (1,532)
                                                                 --------------    --------------
        Net cash provided by operating activities                        9,829             6,793

Investing activities:
  Proceeds from maturities of securities available-for-sale             23,596            48,956
  Proceeds from sales of securities available-for-sale                       -            14,137
  Purchases of securities available-for-sale                            (8,955)          (28,083)
  Proceeds from sale of fixed asset                                         30                28
  Net increase in loans                                                (52,101)          (32,627)
  Purchases of premises and equipment                                   (2,253)           (1,228)
  Proceeds from sale of OREO                                               304               952
                                                                 --------------    --------------
        Net cash provided (used) by investing activities               (39,379)            2,135

Financing activities:
  Net decrease in deposits                                              (6,543)          (23,078)
  Net increase (decrease) in Fed funds purchased                        17,000           (10,400)
  Net increase in repurchase agreements                                  4,900                 -
  Borrowings under long-term debt agreements                            35,000            21,000
  Payments of principal on long-term debt agreements                   (20,011)           (3,409)
  Repurchase of common stock                                              (154)              (49)
  Cash dividends - Common                                               (2,801)           (2,280)
  Exercise of common stock options                                         301               403
                                                                 --------------    --------------
        Net cash provided (used) by financing activities                27,692           (17,813)
                                                                 --------------    --------------
        (Decrease) in cash and cash equivalents                         (1,858)           (8,885)
Cash and cash equivalents at beginning of period                        59,636            50,483
                                                                 --------------    --------------
Cash and cash equivalents at end of period                         $    57,778       $    41,598
                                                                 ==============    ==============
Supplemental information
  Cash paid for taxes                                              $     3,961       $     3,680
  Cash paid for interest expense                                   $    12,864       $    12,070

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

The interim results for the six months ended June 30, 2000 and 1999 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 1999.

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


                                           Three months ended   Six months ended
                                                June 30,            June 30,
                                            2000       1999      2000      1999
Net income                                $ 3,144   $ 2,751   $ 7,072   $ 5,385
Net change in unrealized gains
(losses)on securities available-for-sale      815    (3,598)      283   (4,375)
                                          -------    -------  -------   -------
Comprehensive income (loss)               $ 3,959   $  (847)  $ 7,355   $ 1,010
                                          =======   ========  =======   =======

Note C - Earnings per Share

The Company's basic and diluted earnings per share are as follows
 (in thousands except per share data):
                                                Three Months Ended June 30, 2000
                                                          Weighted
                                                          Average      Per-Share
                                               Income     Shares       Amount
Basic Earnings per Share
  Net income available to common shareholders  $3,144      7,188,003      $0.44
Common stock options outstanding                   --        152,309
Diluted Earnings per Share
  Net income available to common shareholders  $3,144      7,340,312      $0.43
                                               ======      =========

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
                                               ======      =========

                                                  Six Months Ended June 30, 2000
                                                            Weighted
                                                            Average    Per-Share
                                               Income       Shares     Amount
Basic Earnings per Share
  Net income available to common shareholders  $7,072      7,179,853      $0.99
Common stock options outstanding                   --        159,388
Diluted Earnings per Share
  Net income available to common shareholders  $7,072      7,339,241      $0.96
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

Summarized financial information concerning the Bank's reportable segments is as follows (in thousands):

                                          Community
                                           Banking          Other         Total
Three Months Ended June 30, 2000
Net interest income                      $   11,825     $     225     $   12,050
Noninterest income                            2,404           836          3,240
Noninterest expense                           8,904           546          9,450
Net income                                    2,858           286          3,144
Assets                                    $ 947,383       $13,684      $ 961,067

Three Months Ended June 30, 1999
Net interest income                      $   10,667     $      74     $   10,741
Noninterest income                            2,708           660          3,368
Noninterest expense                           8,523           364          8,887
Net income                                    2,524           227          2,751
Assets                                    $ 883,374       $ 5,051      $ 888,425

Six Months Ended June 30, 2000
Net interest income                      $   23,131      $    405       $ 23,536
Noninterest income                            6,330         1,536          7,866
Noninterest expense                          17,503           971         18,474
Net income                                    6,536           536          7,072
Assets                                    $ 947,383       $13,684      $ 961,067

Six Months Ended June 30, 1999
Net interest income                      $   21,157     $      91     $   21,248
Noninterest income                            5,060         1,270          6,330
Noninterest expense                          16,707           666         17,373
Net income                                    4,954           431          5,385
Assets                                    $ 883,374       $ 5,051      $ 888,425

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


Note F - Stock Repurchase Plan

On July 20, 2000, the Company announced that its Board of Directors approved a plan to repurchase, as conditions warrant, up to 150,000 shares of the company's stock on the open market or in privately negotiated transactions. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The repurchase plan represents approximately 2.1% of the Company's currently outstanding common stock and is open-ended.

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

Overview

The Company had quarterly earnings of $3,144,000 for the quarter ended June 30, 2000. The quarterly earnings represented a 14.3% increase over the $2,751,000 reported for the same period of 1999. Diluted earnings per share for the second quarter of 2000 were $0.43 versus $0.38 in the year earlier period. Earnings for the six months ended June 30, 2000 were $7,072,000 versus year ago results of $5,385,000, and represented a 31.3% increase. The diluted earnings per share were $0.96 and $0.74 for the respective six-month periods. Included in the results for the six months ended June 30, 2000 was a one-time pre-tax income item of $1,510,000. This one-time item represents the initial value of 88,796 common shares of John Hancock Financial Services, Inc. (JHF) which the Bank received in the first quarter of 2000 as a consequence of its ownership of certain insurance policies through John Hancock Mutual Life Insurance Company and John Hancock's conversion from a mutual company to a stock company. Excluding the receipt of the JHF shares, net income for the six months ended June 30, 2000 would have been $6,183,000 and diluted earnings per share would have been $0.84, which would have represented 14.8% and 13.5% increases over the same period in the prior year, respectively.

Factors contributing to the improved operating results included continued loan growth, and an increase in net interest margin.

Pretax earnings for the second quarter of 2000 were $4,940,000 versus $4,352,000 for the same period in 1999. Net interest income reflected growth of $1,309,000 (12.2%) to $12,050,000. The interest income component was up $2,366,000 (14.3%)
to $18,960,000 due to higher quarter-over-quarter volume of earning assets ($843,675,000 versus $807,687,000) and a 76 basis point increase in yield on average earning assets. Interest expense increased $1,057,000 (18.1%) to $6,910,000 as a result of higher quarter-over-quarter volume of paying liabilities ($698,786,000 versus $668,647,000) and a 46 basis point increase in the average rate paid on interest bearing liabilities. Net interest margin was 5.85% for the second quarter of 2000 versus 5.46% in the same quarter of the prior year. The provision for loan losses of $900,000 for the second quarter of 2000 was $30,000 higher than the $870,000 recorded in the same quarter of 1999.

Noninterest income for the second quarter of 2000 decreased $128,000 (3.8%) to $3,240,000 from $3,368,000 during the same period in 1999. Income from service charges and fees increased $106,000 (6.0%) to $1,886,000, primarily due to increased ATM fees. Other income decreased $234,000 (14.7%) to $1,354,000 in the second quarter of 2000 versus the same quarter in 1999. Accounting for the decrease in other income was a $135,000 decrease in gain on sale of other real estate owned from $156,000 to $21,000, a $91,000 decrease in gain on sale of loans from $195,000 to $104,000, and a recovery of $124,000 made in the second quarter of 1999 that was related to the Bank's credit card portfolio which was sold in May of 1998. These decreases in other income were partially offset by an increase in commissions on the sale of insurance, mutual funds and annuities, which were up $139,000 (20.9%) to $804,000 for the quarter ended June 30, 2000. Excluding the effect of the gain on sale of other real estate owned and the credit card related recovery made in the second quarter of 1999, noninterest income would have increased 4.2% in the second quarter of 2000 versus the same period in 1999.

Noninterest expense increased $563,000 (6.3%) in the second quarter 2000 versus 1999. Salary and benefit expense increased $468,000 (10.5%) on a quarter over quarter basis to $4,948,000. The salary expense was higher due to a 2.9% increase in average full-time equivalent employees to 390, higher commissions and other incentives that are tied to the increased profitability of the Company, and annual salary increases. Other noninterest expenses increased $95,000 (2.2%) to $4,502,000 in the second quarter of 2000.

Assets of the Company totaled $961,067,000 at June 30, 2000 and represented increases of $36,271,000 (3.9%) and $72,642,000 (8.2%) from December 31, 1999 and June 30, 1999 ending balances, respectively. Changes in earning assets from the prior year quarter end balances included an increase in loans of $74,928,000 (13.3%) to $639,570,000 and a decrease in securities of $20,148,000 (8.5%) to
$217,287,000. From year-end 1999 balances, nonperforming assets have increased $2,936,000 and total $6,377,000 at June 30, 2000.
Nonperforming assets were 0.66% of total assets at quarter end.

Year to date 2000, on an annualized basis, the Company realized a return on assets of 1.54% and a return on equity of 18.78% versus 1.21% and 14.68% in the first half of 1999. Excluding the one-time income event that occurred in the first quarter of 2000, the Company would have had an annualized return on assets of 1.35% and a return on equity of 16.42%. TriCo Bancshares ended the quarter with a Tier 1 capital ratio of 10.7% and a total risk-based capital ratio of 11.9%.

The following tables provide a summary of the major elements of income and expense for the second quarter of 2000 compared with the second quarter of 1999 and for the first six months of 2000 compared with the first six months of 1999.

                                          TRICO BANCSHARES
                                       CONDENSED COMPARATIVE
                                          INCOME STATEMENT
                          (in thousands, except earnings per common share)

                                                       Three months
                                                      ended June 30,                   Percentage
                                               2000                   1999               Change
                                                                                        increase
                                                                                       (decrease)
Interest income                                $  19,241              $  16,886                13.9%
Interest expense                                   6,910                  5,853                18.1%
                                           --------------         --------------

Net interest income                               12,331                 11,033                11.8%

Provision for loan losses                            900                    870                 3.4%
                                           --------------         --------------

Net interest income after                         11,431                 10,163                12.5%
  provision for loan losses

Noninterest income                                 3,240                  3,368                -3.8%
Noninterest expenses                               9,450                  8,887                 6.3%
                                           --------------         --------------

Net income before income taxes                     5,221                  4,644                12.4%
Income taxes                                       1,796                  1,601                12.2%
Tax equivalent adjustment1                           281                    292                -3.8%
                                           --------------         --------------

Net income                                     $   3,144              $   2,751                14.3%
                                           ==============         ==============

Diluted earnings per common share              $    0.43              $    0.38                13.2%


1Interest on tax-free securities is reported on a tax equivalent basis of 1.52 for June 30, 2000 and 1999.


                                          TRICO BANCSHARES
                                       CONDENSED COMPARATIVE
                                          INCOME STATEMENT
                          (in thousands, except earnings per common share)

                                                        Six months
                                                      ended June 30,                   Percentage
                                               2000                   1999               Change
                                                                                        increase
                                                                                       (decrease)
Interest income                                $  37,422              $  33,516                11.7%
Interest expense                                  13,318                 11,691                13.9%
                                           --------------         --------------

Net interest income                               24,104                 21,825                10.4%

Provision for loan losses                          1,700                  1,710                (0.6%)
                                           --------------         --------------

Net interest income after                         22,404                 20,115                11.4%
  provision for loan losses

Noninterest income                                 7,866                  6,330                24.3%
Noninterest expenses                              18,474                 17,373                 6.3%
                                           --------------         --------------

Net income before income taxes                    11,796                  9,072                30.0%
Income taxes                                       4,156                  3,110                33.6%
Tax equivalent adjustment1                           568                    577                -1.6%
                                           --------------         --------------

Net income                                     $   7,072              $   5,385                31.3%
                                           ==============         ==============

Diluted earnings per common share              $    0.96              $    0.74                29.7%



1Interest on tax-free securities is reported on a tax equivalent basis of 1.52 for June 30, 2000 and 1999.



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

For the three months ended June 30, 2000, interest income increased $2,355,000 (14.0%) over the same period in 1999. The average balance of total earning assets was higher by $35,988,000 (4.5%). Average loan balances were up
$67,614,000 (12.2%) while average security balances were down $32,697,000 (13.0%). The average yield on loans, securities and Fed funds sold were higher by 60, 63 and 146 basis points respectively. The overall yield on average earning assets increased 76 basis points to 9.12%.

For the second quarter of 2000, interest expense increased $1,057,000 (18.1%) over the year earlier period. Average balances of interest-bearing liabilities were up $30,139,000 (4.5%). The average rate paid on time deposits and all borrowings increased 87 and 67 basis points, respectively, and accounted for $583,000 and $118,000 of the increase in interest expense, respectively. The average rate paid on interest bearing liabilities increased 46 basis points to 3.96%.

The combined effect of the increases in interest income and interest expense for the second quarter of 2000 versus 1999 resulted in an increase of $1,298,000 (11.8%) in net interest income. Net interest margin was up 39 basis points to 5.85% from 5.46% for the same periods in 2000 and 1999.

The six-month period ending June 30, 2000, reflects an interest income increase of $3,906,000 (11.7%) over the same period in 1999. An increase of $60,056,000 (11.1%) in average balances on loans accounted for a $2,792,000 increase in interest income. The average yield received on all earning assets for the six-month period ended June 30, 2000 was up 66 basis points to 8.96%, and contributed $2,193,000 to the increase in interest income.

Interest expense for the six-month period increased $1,627,000 (13.9%) from that for the same period in 1999. Rate increases in deposits and borrowings added $1,097,000 to interest expense.

The combined effect of the increase in interest income and increase in interest expense for the first six months of 2000 versus 1999 resulted in an increase of $2,279,000 (10.4%) in net interest income. Net interest margin rose 37 basis points to 5.77% from 5.40%.

The following four tables provide summaries of the components of the interest income, interest expense and net interest margins on earning assets for the quarter and six month periods ended June 30, 2000 versus the same periods in 1999.

                                                     TRICO BANCSHARES
                                            ANALYSIS OF CHANGE IN NET INTEREST
                                                 MARGIN ON EARNING ASSETS
                                                      (in thousands)
                                                                    Three Months Ended
                                              June 30, 2000                                    June 30, 1999

                                Average          Income/        Yield/           Average         Income/         Yield/
                                Balance1         Expense        Rate             Balance1        Expense         Rate
Assets
Earning Assets
  Loan 2,3                          $620,643        $ 15,385         9.92%           $553,029        $ 12,889         9.32%
  Securities                         219,017           3,794         6.93%            251,714         $ 3,962         6.30%
  Federal funds sold                   3,215              50         6.22%              2,944              35         4.76%
  Deposits in banks                      800              12         6.00%                  -               -
                                -------------    ------------   -----------      -------------   -------------   -----------
    Total earning assets             843,675          19,241         9.12%            807,687          16,886         8.36%
                                                 ------------                                    -------------
Cash and due from bank                37,092                                           35,110
Premises and equipment                16,131                                           16,323
Other assets,net                      42,507                                           33,957
Less:  allowance
  for loan losses                    (12,056)                                          (9,223)
                                -------------                                    -------------
      Total                         $927,349                                         $883,854
                                =============                                    =============

Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits                   $148,609             584         1.57%           $143,329             561         1.57%
  Savings deposits                   215,533           1,640         3.04%            222,717           1,681         3.02%
  Time deposits                      269,765           3,709         5.50%            243,713           2,824         4.63%
Fed funds purchased                   12,556             208         6.63%              7,538              94         4.99%
Repurchase agreements                  5,179              84         6.49%              1,701              21         4.94%
Long-term debt                        47,144             685         5.81%             49,649             672         5.41%
                                -------------    ------------   -----------      -------------   -------------   -----------
   Total interest-bearing
      liabilities                    698,786           6,910         3.96%            668,647           5,853         3.50%
                                                 ------------                                    -------------
Noninterest-bearing deposits         138,409                                          129,864
Other liabilities                     13,410                                           11,942
Shareholders' equity                  76,744                                           73,401
                                -------------                                    -------------
    Total liabilities
      and shareholders' equity      $927,349                                         $883,854
                                =============                                    =============
Net interest rate spread5                                            5.16%                                            4.86%
Net interest income/net                             $ 12,331                                         $ 11,033
                                                 ============                                    =============
  interest margin6                                     5.85%                                            5.46%
                                                 ============                                    =============


1Average  balances  are  computed  principally  on the basis of daily  balances.
2Nonaccrual loans are included. 3Interest income on loans includes fees on loans of $715,000 in 2000 and  $751,000 in 1999.  4Interest  income is stated on a tax equivalent basis of 1.52 at June 30, 2000 and 1999.
5Net   interest   rate   spread   represents   the  average   yield   earned  on
interest-earning   assets  less  the  average  rate  paid  on   interest-bearing
liabilities. 6Net interest margin is computed by dividing net interest income by total average earning assets.


                                                     TRICO BANCSHARES
                                            ANALYSIS OF CHANGE IN NET INTEREST
                                                 MARGIN ON EARNING ASSETS
                                                      (in thousands)
                                                                     Six Months Ended
                                              June 30, 2000                                    June 30, 1999

                                Average          Income/        Yield/           Average         Income/         Yield/
                                Balance1         Expense        Rate             Balance1        Expense         Rate
Assets
Earning Assets
  Loan 2,3                         $ 603,651         $29,448         9.76%          $ 543,595         $25,273         9.30%
  Securities                         222,446           7,708         6.93%            262,671           8,200         6.24%
  Federal funds sold                   8,439             243         5.76%              1,839              43         4.68%
  Deposits in banks                      800              23         5.75%                  -               -
                                -------------    ------------   -----------      -------------   -------------   -----------
    Total earning assets             835,336          37,422         8.96%            808,105          33,516         8.30%
                                                 ------------                                    -------------
Cash and due from bank                36,827                                           35,351
Premises and equipment                16,078                                           16,215
Other assets,net                      41,717                                           34,629
Less:  allowance
  for loan losses                    (11,730)                                          (8,847)
                                -------------                                    -------------
      Total                        $ 918,228                                        $ 885,453
                                =============                                    =============

Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits                  $ 147,924           1,162         1.57%          $ 144,318           1,125         1.56%
  Savings deposits                   219,719           3,335         3.04%            223,609           3,360         3.01%
  Time deposits                      269,272           7,205         5.35%            244,209           5,690         4.66%
Fed funds purchased                    6,570             217         6.61%             11,909             295         4.95%
Repurchase agreements                  2,629              85         6.47%              1,128              28         4.96%
Long-term debt                        46,323           1,314         5.67%             43,705           1,193         5.46%
                                -------------    ------------   -----------      -------------   -------------   -----------
   Total interest-bearing
      liabilities                    692,437          13,318         3.85%            668,878          11,691         3.50%
                                                 ------------                                    -------------
Noninterest-bearing deposits         137,262                                          131,111
Other liabilities                     13,202                                           12,092
Shareholders' equity                  75,327                                           73,372
                                -------------                                    -------------
    Total liabilities
      and shareholders' equity     $ 918,228                                        $ 885,453
                                =============                                    =============
Net interest rate spread5                                            5.11%                                            4.80%
Net interest income/net                              $24,104                                          $21,825
                                                 ============                                    =============
  interest margin6                                     5.77%                                            5.40%
                                                 ============                                    =============

1Average  balances  are  computed  principally  on the basis of daily  balances.
2Nonaccrual loans are included. 3Interest income on loans includes fees on loans of $1,321,000 in 2000 and  $1,488,000 in 1999.  4Interest  income is stated on a tax equivalent basis of 1.52 at June 30, 2000 and 1999.
5Net   interest   rate   spread   represents   the  average   yield   earned  on
interest-earning   assets  less  the  average  rate  paid  on   interest-bearing
liabilities. 6Net interest margin is computed by dividing net interest income by total average earning assets.


                                TRICO BANCSHARES
                       ANALYSIS OF VOLUME AND RATE CHANGES
                       ON NET INTEREST INCOME AND EXPENSE
                                  (in thousand)

                       For the three months ended June 30,
                                 2000 over 1999

                                                    Yield/
                                      Volume         Rate4         Total
                                  -----------    ----------    ----------
Increase (decrease) in
  interest income:
    Loans 1,2                        $ 1,576         $ 920       $ 2,496
    Investment securities3              (515)          347          (168)
    Federal funds sold                     3            12            15
    Deposits in banks                     12             0            12
                                  -----------    ----------    ----------
      Total                            1,076         1,279         2,355
                                  -----------    ----------    ----------

Increase (decrease) in
  interest expense:
    Demand deposits
      (interest-bearing)                  21             2            23
    Savings deposits                     (54)           13           (41)
    Time deposits                        302           583           885
    Federal funds purchased               63            51           114
    Repurchase agreements                 43            20            63
    Long-term debt                       (34)           47            13
                                  -----------    ----------    ----------
      Total                              341           716         1,057
                                  -----------    ----------    ----------

Increase in net interest income        $ 735         $ 563       $ 1,298
                                  ===========    ==========    ==========

1Nonaccrual loans are included.
2Interest income on loans includes fee income on loans of $715,000 in 2000 and $751,000 in 1999. 3Interest income is stated on a tax equivalent basis of 1.52 for June 30, 2000 and 1999 respectively.
4The rate/volume variance has been included in the rate variance.

                                TRICO BANCSHARES
                       ANALYSIS OF VOLUME AND RATE CHANGES
                       ON NET INTEREST INCOME AND EXPENSE
                                  (in thousand)

                        For the six months ended June 30,
                                 2000 over 1999

                                                      Yield/
                                        Volume         Rate4         Total
                                    -----------    ----------    ----------
Increase (decrease) in
  interest income:
    Loans 1,2                          $ 2,792       $ 1,383       $ 4,175
    Investment securities3              (1,256)          764          (492)
    Federal funds sold                     154            46           200
    Deposits in banks                       23             0            23
                                    -----------    ----------    ----------
      Total                              1,713         2,193         3,906
                                    -----------    ----------    ----------

Increase (decrease) in
  interest expense:
    Demand deposits
      (interest-bearing)                    28             9            37
    Savings deposits                       (58)           33           (25)
    Time deposits                          584           931         1,515
    Federal funds purchased               (132)           54           (78)
    Repurchase agreements                   37            20            57
    Long-term debt                          71            50           121
                                    -----------    ----------    ----------
      Total                                530         1,097         1,627
                                    -----------    ----------    ----------

Increase in net interest income        $ 1,183       $ 1,096       $ 2,279
                                    ===========    ==========    ==========

1Nonaccrual loans are included.
2Interest income on loans includes fee income on loans of $1,321,000 in 2000 and $1,488,000 in 1999. 3Interest income is stated on a tax equivalent basis of 1.52 for June 30, 2000 and 1999.
4The rate/volume variance has been included in the rate variance.

Provision for Loan Losses

The Bank provided $900,000 for loan losses in the second quarter of 2000 versus $870,000 in 1999. Net charge-offs for all loans in the second quarter of 2000 totaled $222,000 versus $140,000 in the year earlier period.

Noninterest Income

Noninterest income for the second quarter of 2000 decreased $128,000 (3.8%) to $3,240,000 from $3,368,000 during the same period in 1999. Income from service charges and fees increased $106,000 (6.0%) to $1,886,000, primarily due to increased ATM fees. Other income decreased $234,000 (14.7%) to $1,354,000 in the second quarter of 2000 versus the same quarter in 1999. Accounting for the decrease in other income was a $135,000 decrease in gain on sale of other real estate owned from $156,000 to $21,000, a $91,000 decrease in gain on sale of loans from $195,000 to $104,000, and a recovery of $124,000 made in the second quarter of 1999 that was related to the Bank's credit card portfolio which was sold in May of 1998. These decreases in other income were partially offset by an increase in commissions on the sale of insurance, mutual funds and annuities, which were up $139,000 (20.9%) to $804,000 for the quarter ended June 30, 2000. Excluding the effect of the gain on sale of other real estate owned and the credit card related recovery made in the second quarter of 1999, noninterest income would have increased 4.2% in the second quarter of 2000 versus the same period in 1999.

For the six months ended June 30, 2000, noninterest income was up $1,536,000 (24.3%) over the same period for 1999. As described above, during the quarter ended March 31, 2000 the Company recorded a one-time pre-tax income item of $1,510,000 from the receipt of common stock. Excluding this one-time event, noninterest income for the six months ended June 30, 2000 would have increased $26,000 (0.4%) to $6,356,000. Service charges and fee income was up $206,000 (5.9%) to 3,693,000 mainly due to increased ATM fees. Other income increased $1,330,000 (46.8%) to $4,173,000. Significant changes in the following items contributed to the net increase: $1,510,000 from the receipt of common stock noted above, commissions on insurance, mutual fund and annuity sales increased $283,000 to $1,484,000, gain on sale of loans decreased $374,000 to $179,000, and gain on sale of other real estate owned decreased $120,000 to $50,000.

Noninterest Expense

Noninterest expense increased $563,000 (6.3%) to $9,450,000 in the second quarter of 2000 versus 1999. Salary and benefit expense increased $468,000 (10.5%) on a quarter over quarter basis to $4,948,000. The salary expense was higher due to a 2.9% increase in average full-time equivalent employees to 390, higher commissions and other incentives that are tied to the increased profitability of the Company, and annual salary increases. The net addition of approximately 11 FTE between June 30, 1999 and June 30, 2000 was the result of the opening of branches at Beale AFB, Modesto, and Visalia, the pending opening of a branch in Paradise, the addition of several commercial lenders in various regions, and the reduction of approximately 8 backroom FTE during this period. Other noninterest expenses increased $95,000 (2.2%) to $4,502,000 in the second quarter of 2000.

For the first six months noninterest expenses increased $1,101,000 (6.3%) to $18,474,000 in 2000 compared to 1999. Salary and benefit expense increased $869,000 (9.8%) to $9,782,000. The salary expense was higher due to a 2.9% increase in average full-time equivalent employees to 386, higher commissions and other incentives that are tied to the increased profitability of the Company, and annual salary increases. Other expenses increased $232,000 (2.7%).

Provision for Income Taxes

The effective tax rate for the six months ended June 30, 2000 is 37.0% and reflects an increase from 36.6% in the year earlier period. The tax rate is lower than the statutory rate of 40.4% due to nontaxable earnings from municipal bonds.

Loans

At June 30, 2000, loan balances were $74,928,000 (13.3%) higher than the ending balances at June 30, 1999 and $50,714,000 (8.6%) higher than the ending balances at December 31, 1999. On a year over year basis at June 30, commercial, consumer, and real estate mortgage loan balances were higher by $50,427,000 (20.1%), $13,167,000 (17.8%), and $12,695,000 (6.2%), respectively. Real estate construction loan balances were lower by $1,361,000 (3.8%).

Securities

At June 30, 2000, securities available-for-sale had a fair value of $217,287,000 and an amortized cost of $225,643,000. This portfolio contained mortgage-backed securities with an amortized cost of $127,520,000 of which $16,848,000 were CMOs.

Nonperforming Loans

As shown in the following table, total nonperforming assets have increased 85.3% to $6,377,000 in the first six months of 2000. Nonperforming assets represent 0.66% of total assets. All nonaccrual loans are considered to be impaired when determining the valuation allowance under SFAS 114. The Collections Department personnel continue to make a concerted effort to work problem and potential problem loans to reduce risk of loss.

                                                June 30,         December 31,
                                                  2000               1999

Nonaccrual loans                               $    4,292         $    1,758
Accruing loans past due 90 days or more             1,045                923
Restructured loans (in compliance with
  modified terms)                                       0                  0
                                             -------------     --------------

     Total nonperforming loans                      5,337              2,681

Other real estate owned                             1,040                760
                                             -------------     --------------

     Total nonperforming assets                $    6,377         $    3,441
                                             =============     ==============

Nonperforming loans to total loans                  0.83%              0.46%
Allowance for loan losses to
  nonperforming loans                                236%               412%
Nonperforming assets to total assets                0.66%              0.37%
Allowance for loan losses to
  nonperforming assets                               197%               321%

Allowance for Loan Loss

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

The Company's method for assessing the appropriateness of the allowance includes specific allowances for identified problem loans and leases as determined by FASB 114, formula allowance factors for pools of credits, and allowances for changing environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowance factors for loan pools are based on the previous 5 years historical loss experience by product type. Allowances for specific loans are based on FASB 114 analysis of individual credits. Allowances for changing environmental factors are Management's best estimate of the probable impact these changes have had on the loan portfolio as a whole. This process is explained in detail in the notes to the Company's Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1999.

The following table presents information concerning the allowance and provision for loan losses.

                                           June 30,           June 30,
                                             2000               1999
                                                   (in thousands)

Balance, beginning of period                    $ 11,037            $ 8,206
Provision charged to operations                    1,700              1,710
Loans charged off                                   (424)              (270)
Recoveries of loans previously
  charged off                                        279                 70
                                         ----------------    ---------------
Balance, end of period                          $ 12,592            $ 9,716
                                         ================    ===============
Ending loan portfolio                          $ 639,570          $ 564,642
                                         ================    ===============
Allowance to loans as a
  percentage of ending loan portfolio              1.97%              1.72%
                                         ================    ===============

Equity

The following table indicates the amounts of regulatory capital of the Company.

                                                                                     To Be Well
                                                                                  Capitalized Under
                                                                For Capital       Prompt Corrective
                                         Actual            Adequacy Purposes     Action Provisions
                                     Amount     Ratio        Amount     Ratio      Amount   Ratio
As of June 30, 2000:
Total Capital to Risk Weighted Assets:
    Consolidated                     $86,482   11.91%       =>$58,087 =>8.0%     =>$72,609  =>10.0%
    Tri Counties Bank                $84,947   11.72%       =>$57,985 =>8.0%     =>$72,481  =>10.0%
Tier I Capital to Risk Weighted Assets:
    Consolidated                     $77,406   10.66%       =>$29,044 =>4.0%     =>$43,565  => 6.0%
    Tri Counties Bank                $75,843   10.46%       =>$28,992 =>4.0%     =>$43,488  => 6.0%
Tier I Capital to Average Assets:
    Consolidated                     $77,406    8.40%       =>$36,857 =>4.0%     =>$46,072  => 5.0%
    Tri Counties Bank                $75,843    8.24%       =>$36,808 =>4.0%     =>$46,010  => 5.0%

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

As of June 30, 2000, the Company has not experienced any material disruptions of its internal computer systems or software applications and has not experienced any problems with the computer systems or software applications of its third party vendors, suppliers or service providers. The Company will continue to monitor these third parties to determine the impact, if any, on its business and the actions it must take, if any, in the event of non-compliance by any of these third parties. Based upon the Company's assessment of compliance by third parties, there appears to be no material business risk posed by any such non-compliance.

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





                         Item 3. MARKET RISK MANAGEMENT

There have not been any significant changes in the market risk profile of the Bank since December 31, 1999.

                                     PART II


Other Information

(a)   Item 4.     Submission of Matters to a Vote of Security Holders

         (a.) Annual Meeting held May 9, 2000. Number of shares represented in person or by proxy and constituting a quorum: 6,081,507 85%

         (c.)     Election of directors                VOTES FOR
                                                       ---------
                    Everett B. Beich                   6,053,251
                                                       ---------
                    William J. Casey                   6,053,858
                                                       ---------
                    Craig S. Compton                   6,053,858
                                                       ---------
                    Douglas F. Hignell                 6,053,656
                                                       ---------
                    Brian D. Leidig                    6,053,108
                                                       ---------
                    Wendell J. Lundberg                6,053,108
                                                       ---------
                    Donald E. Murphy                   6,053,108
                                                       ---------
                    Richard P. Smith                   6,053,758
                                                       ---------
                    Robert H. Steveson                 5,908,842
                                                       ---------
                    Carroll Taresh                     6,049,525
                                                       ---------
                    Alex A. Vereschagin, Jr.           6,053,108
                                                       ---------

                    Ratify the appointment of Arthur Andersen LLP as independent public accountants of the Company for 2000.
                    Votes:  FOR 6,021,563, AGAINST 2,626, ABSTAIN 57,318

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


                                                            TRICO BANCSHARES



Date    July 25, 2000                                    /s/  Richard P. Smith
    --------------------                                 -----------------------
                                                         President and
                                                         Chief Executive Officer


Date    July 25, 2000                                    /s/  Thomas J. Reddish
    --------------------                                 -----------------------
                                                         Vice President and
                                                         Chief Financial Officer