Form 10-Q
period 2000-09-30
TRICO BANCSHARES /
filed 2000-11-08
CIK 356171

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2000              Commission file number 0-10661
------------------------------------              ------------------------------

                                TRICO BANCSHARES
             (Exact name of registrant as specified in its charter)


         California                                           94-2792841
------------------------------                            -------------------
 (State or other jurisdiction                              (I.R.S. Employer
incorporation or organization)                            Identification No.)

                 63 Constitution Drive, Chico, California 95973
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code                 530-898-0300


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

                             Yes  X        No
                                -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class:  Common stock, no par value

Outstanding shares as of November 7, 2000:  7,211,226




                                                    TRICO BANCSHARES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (unaudited)
                                                     (in thousands)

                                                                                   September 30,            December 31,
                                                                                -------------------     ------------------
                                                                                       2000                    1999
Assets:
Cash and due from banks                                                                   $ 43,948               $ 51,236
Federal funds sold                                                                           6,400                  8,400
                                                                                ------------------     ------------------
   Cash and cash equivalents                                                                50,348                 59,636
Interest-bearing deposits in banks                                                             800                    800
Securities available-for-sale                                                              214,063                231,708
Loans, net of allowance for loan losses
   of $11,218 and $11,037, respectively                                                    639,589                576,942
Premises and equipment, net                                                                 17,218                 16,043
Other real estate owned                                                                        781                    760
Accrued interest receivable                                                                  6,361                  6,076
Other assets                                                                                32,821                 32,831
                                                                                ------------------     ------------------
     Total assets                                                                        $ 961,981              $ 924,796
                                                                                ==================     ==================

Liabilities:
Deposits
 Noninterest-bearing demand                                                              $ 152,522              $ 155,937
 Interest-bearing demand                                                                   150,019                143,923
 Savings                                                                                   216,641                222,615
 Time certificates                                                                         289,428                271,635
                                                                                ------------------     ------------------
     Total deposits                                                                        808,610                794,110
Fed funds purchased                                                                         13,600                      -
Accrued interest payable and other liabilities                                              13,194                 12,058
Long term borrowings                                                                        45,488                 45,505
                                                                                ------------------     ------------------
     Total liabilities                                                                     880,892                851,673

Shareholders' equity:
Common stock                                                                                50,627                 50,043
Retained earnings                                                                           34,157                 28,613
Accumulated other comprehensive income (loss)                                               (3,695)                (5,533)
                                                                                ------------------     ------------------

     Total shareholders' equity                                                             81,089                 73,123

                                                                                ------------------     ------------------
     Total liabilities and shareholders' equity                                          $ 961,981              $ 924,796
                                                                                ==================     ==================



                                                TRICO BANCSHARES
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                  (unaudited)
                                (in thousands except earnings per common share)

                                         For the three months                         For the nine months
                                         ended September 30,                          ended September 30,
                                         --------------------                         -------------------
                                             2000                1999                2000               1999
                                             ----                ----                ----               ----
Interest income:
  Interest and fees on loans                  $ 16,470           $ 13,978            $ 45,918           $ 39,251
  Interest on investment
   securities-taxable                            2,841              2,979               8,867              9,492
  Interest on investment
   securities-tax exempt                           555                561               1,669              1,671
  Interest on federal funds sold                    35                 40                 278                 83
  Interest on deposits in banks                     11                  -                  34                  -
                                         --------------      -------------       -------------      -------------
     Total interest income                      19,912             17,558              56,766             50,497
                                         --------------      -------------       -------------      -------------

Interest expense:
  Interest on deposits                           6,382              5,409              18,084             15,584
  Interest on federal funds purchased              295                 56                 512                351
  Interest on repurchase agreements                 14                  2                  99                 30
  Interest on other borrowings                     950                770               2,264              1,963
                                         --------------      -------------       -------------      -------------
     Total interest expense                      7,641              6,237              20,959             17,928
                                         --------------      -------------       -------------      -------------

     Net interest income                        12,271             11,321              35,807             32,569

Provision for loan losses                        1,800                875               3,500              2,585
                                         --------------      -------------       -------------      -------------
    Net interest income after
     provision for loan losses                  10,471             10,446              32,307             29,984

Noninterest income:
  Service charges and fees                       1,870              1,792               5,563              5,279
  Other income                                   1,464              1,056               5,637              3,899
                                         --------------      -------------       -------------      -------------
     Total noninterest income                    3,334              2,848              11,200              9,178
                                         --------------      -------------       -------------      -------------

Noninterest expenses:
  Salaries and related expenses                  4,946              4,454              14,728             13,367
  Other, net                                     4,359              4,186              13,051             12,646
                                         --------------      -------------       -------------      -------------
     Total noninterest expenses                  9,305              8,640              27,779             26,013
                                         --------------      -------------       -------------      -------------

Net income before income taxes                   4,500              4,654              15,728             13,149

  Income taxes                                   1,653              1,721               5,809              4,831
                                         --------------      -------------       -------------      -------------

     Net income                                $ 2,847            $ 2,933             $ 9,919            $ 8,318
                                         ==============      =============       =============      =============

Basic earnings per common share                 $ 0.40             $ 0.41              $ 1.38             $ 1.17
                                         ==============      =============       =============      =============
Diluted earnings per common share               $ 0.39             $ 0.40              $ 1.35             $ 1.14
                                         ==============      =============       =============      =============



                                                  TRICO BANCSHARES
                                       CONDENSED CONSOLIDATED STATEMENTS OF
                                          CHANGES IN SHAREHOLDERS' EQUITY
                                                    (unaudited)
                                      (in thousands, except number of shares)





                                                 Common stock                       Accumulated
                                                                                       Other
                                           Number                 Retained         Comprehensive                Comprehensive
                                         of shares     Amount     earnings         Income (Loss)      Total         Income
                                         ----------   --------   -----------     -----------------   -------   ----------------
Balance, December 31, 1999                7,152,329     $50,043     $28,613           ($5,533)       $73,123

Exercise of Common Stock options             69,725         618                                          618

Repurchase of Common Stock                  (14,728)       (103)       (132)                            (235)

Common stock cash dividends                                          (4,243)                          (4,243)

Stock option amortization                                    69                                           69

Comprehensive income:
 Net income                                                           9,919                            9,919           $9,919
 Other comprehensive income, net of tax:
   Change in unrealized loss on securities,
    net of tax                                                                          1,838          1,838            1,838

                                                                                                               ---------------
Comprehensive income                                                                                                  $11,757
                                                                                                               ---------------
                                         -----------   ---------   ---------         ----------     ---------
Balance, September 30, 2000               7,207,326     $50,627     $34,157           ($3,695)       $81,089
                                         ===========   =========   =========         ==========     =========



                                       TRICO BANCSHARES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands)
                                                                        For the nine months
                                                                        ended September 30,
                                                                      2000                1999
Operating activities:
  Net income                                                         $ 9,919            $ 8,318
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses                                        3,500              2,585
      Provision for losses on other real estate owned                     25                 10
      Depreciation and amortization                                    1,875              1,954
      Amortization of intangible assets                                  724                851
      Accretion of investment security discounts                         200                461
      Deferred income taxes                                             (245)              (158)
      Investment security (gains) losses (net)                             -                (24)
      (Gain) loss on sale of OREO                                        (68)              (175)
      (Gain) loss on sale of loans                                      (385)              (692)
      (Gain) loss on sale of fixed assets                                 52                  1
      Amortization of stock options                                       69                123
      (Increase) decrease in interest receivable                        (285)              (163)
      Increase (decrease) in interest payable                            429               (352)
      (Increase) decrease in other assets and liabilities               (773)            (2,271)
                                                                -------------       ------------
         Net cash provided (used) by operating activities             15,037             10,468

Investing activities:
    Proceeds from maturities of securities available-for-sale         29,309             58,653
    Proceeds from sale of securities available-for-sale                    -             14,137
    Purchases of securities available-for-sale                        (9,023)           (31,138)
    Net (increase) decrease in loans                                 (66,654)           (69,580)
    Proceeds from sales of fixed assets                                   32                 29
    Purchases of premises and equipment                               (2,872)            (1,722)
    Proceeds from the sale of OREO                                       914              1,016
                                                                -------------       ------------
         Net cash provided (used) by investing activities            (48,294)           (28,605)

Financing activities:
    Net increase (decrease) in deposits                               14,500                932
    Net increase (decrease) in Fed funds purchased                    13,600             (3,600)
    Borrowings under long-term debt agreements                        35,000             21,000
    Payments of principal on long-term debt agreements               (35,017)            (3,414)
    Cash dividends - Common                                           (4,243)            (3,638)
    Repurchase of common stock                                          (235)               (85)
    Exercise of common stock options                                     364                504
                                                                -------------       ------------
         Net cash provided (used) by financing activities             23,969             11,699
                                                                -------------       ------------

         Increase (decrease) in cash and cash equivalents             (9,288)            (6,438)
         Cash and cash equivalents at beginning of year               59,636             50,483
                                                                -------------       ------------
         Cash and cash equivalents at end of period             $     50,348        $    44,045
                                                                =============       ============

Supplemental information:
    Cash paid for taxes                                         $      6,573        $     5,836
    Cash paid for interest expense                              $     20,530        $    18,280


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

The interim results for the three months ended September 30, 2000 and 1999 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 1999.

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

                                         Three months ended    Nine months ended
                                            September 30,         September 30,
                                            2000      1999      2000      1999
Net income                                $ 2,847   $ 2,933   $ 9,919   $ 8,318
Net change in unrealized gains
(losses) on securities available-for-sale   1,555    (1,167)    1,838    (5,542)
                                          -------   -------   -------   -------
Comprehensive income                      $ 4,402   $ 1,766   $11,757   $ 2,776
                                          =======   =======   =======   =======

Note C - Earnings per Share

The Company's basic and diluted earnings per share are as follows (in thousands except per share data):
                                           Three Months Ended September 30, 2000
                                                         Weighted
                                                         Average       Per-Share
                                               Income    Shares        Amount
Basic Earnings per Share
  Net income available to common shareholders  $2,847     7,203,004       $0.40
Common stock options outstanding                   --       146,398
Diluted Earnings per Share
  Net income available to common shareholders  $2,847     7,349,402       $0.39
                                               ======     =========

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
                                               ======     =========

                                            Nine Months Ended September 30, 2000
                                                         Weighted
                                                         Average       Per-Share
                                               Income    Shares        Amount
Basic Earnings per Share
  Net income available to common shareholders  $9,919    7,187,655        $1.38
Common stock options outstanding                   --      155,010
Diluted Earnings per Share
  Net income available to common shareholders  $9,919    7,342,665        $1.35
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

Summarized financial information concerning the Bank's reportable segments is as follows (in thousands):

                                          Community
                                           Banking          Other         Total
Three Months Ended September 30, 2000
Net interest income                      $   12,059    $      212     $   12,271
Noninterest income                            2,507           827          3,334
Noninterest expense                           8,792           513          9,305
Net income                                    2,552           295          2,847
Assets                                   $  947,064    $   14,917     $  961,981

Three Months Ended September 30, 1999
Net interest income                      $   10,338    $      107     $   10,445
Noninterest income                            2,328           520          2,848
Noninterest expense                           8,372           268          8,640
Net income                                    2,724           209          2,933
Assets                                   $  911,898    $    6,868     $  918,766

Nine Months Ended September 30, 2000
Net interest income                      $   35,190    $      617     $   35,807
Noninterest income                            8,837         2,363         11,200
Noninterest expense                          26,295         1,484         27,779
Net income                                    9,088           831          9,919
Assets                                   $  947,064    $   14,917     $  961,981

Nine Months Ended September 30, 1999
Net interest income                      $   29,785    $      198     $   29,983
Noninterest income                            7,388         1,790          9,178
Noninterest expense                          25,079           934         26,013
Net income                                    7,679           639          8,318
Assets                                   $  911,898    $    6,868     $  918,766

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

Note F - Stock Repurchase Plan

On July 20, 2000, the Company announced that its Board of Directors approved a plan to repurchase, as conditions warrant, up to 150,000 shares of the Company's stock on the open market or in privately negotiated transactions. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The repurchase plan represents approximately 2.1% of the Company's then outstanding common stock and is open-ended. Through September 30, 2000, the Company has repurchased 5,000 shares under the repurchase plan at an average price of $16.50 per share.

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

Overview

The Company had quarterly earnings of $2,847,000 for the quarter ended September 30, 2000. The quarterly earnings represented a 2.9% decrease from the $2,933,000 reported for the same period of 1999. Diluted earnings per share for the third quarter of 2000 were $0.39 versus $0.40 in the year earlier period. Earnings for the nine months ended September 30, 2000 were $9,919,000 versus year ago results of $8,318,000, and represented a 19.2% increase. The diluted earnings per share were $1.35 and $1.14 for the respective nine-month periods. Included in the results for the nine months ended September 30, 2000 was a one-time pre-tax income item of $1,510,000. This one-time item represents the initial value of 88,796 common shares of John Hancock Financial Services, Inc. (JHF) which the Bank received in the first quarter of 2000 as a consequence of its ownership of certain insurance policies through John Hancock Mutual Life Insurance Company and John Hancock's conversion from a mutual company to a stock company. Excluding the receipt of the JHF shares, net income for the nine months ended September 30, 2000 would have been $9,030,000 and diluted earnings per share would have been $1.23, which would have represented 8.6% and 7.9% increases over the same period in the prior year, respectively.

The decrease in third quarter operating results was due to a $925,000 (106%) increase in the quarterly provision for loan losses from $875,000 in the third quarter of 1999 to $1,800,000 in the third quarter of 2000. The increase in the quarterly provision for loan losses was primarily in response to a $3,000,000 loan charge-off taken by the Company during the quarter on agriculture related loans to one borrower. The charge-off was taken when the Company determined that the primary source of repayment of these agriculture related loans appeared to be insufficient to cover the contractual terms of the loan. The $10,000,000 balance of this loan relationship (net of the charge-off) was placed into non-accrual status at the time of the charge-off. The effect of the increase in the provision for loan losses was partially offset by continued improvements in net interest margin and operating efficiency.

Net interest income for the quarter ended September 30, 2000 grew $958,000 (8.3%) to $12,571,000 on a fully tax equivalent basis. Interest income was up $2,362,000 (13.2%) due to a 5.5% increase in the quarter-over-quarter volume of earning assets ($869,779,000 versus $824,277,000). The average yield on earning assets increased sixty-four basis points to 9.30%. Interest expense increased $1,404,000 (22.5%) as a result of a 4.5% increase in average balances of interest bearing liabilities to $719,170,000 and a sixty-two basis point increase in the average rate paid on interest bearing liabilities to 4.25%. Net interest margin was 5.78% for the third quarter of 2000 versus 5.64% in the same quarter of the prior year.

Noninterest income for the third quarter of 2000 increased $486,000 (17.1%) to $3,334,000 from the same period in 1999. Gains on the sale of loans were up $67,000 (48%) to $206,000. Commissions on the sale of non-deposit investment products were up $170,000 (33%) to $681,000. ATM fee income was up $72,000 (28%)
to $328,000.

Noninterest expense increased $665,000 (7.7%) to $9,305,000 in the third quarter 2000 versus the same period in 1999. Salary and benefit expense increased $492,000 (11.1%) to $4,946,000. The Company's Paradise, Modesto, and Visalia branches, which were opened in August 2000, January 2000, and August 1999, respectively, accounted for $103,000 of the increase in salaries and benefits expense. Increases in personnel and commission payments related to the sale of non-deposit investment products accounted for an additional $136,000 of the increase in salaries and benefits expense noted above. Excluding the increases due to the recently opened branches and non-deposit investment products noted above, salaries and benefits expense would have increased 5.7% from the year early quarter. Other expenses increased $173,000 (4.1%) to $4,359,000.

Assets of the Company totaled $961,981,000 at September 30, 2000 and represented increases of $37,185,000 (4.0%) and $43,215,000 (4.7%) from the December 31,
1999 and September 30, 1999 ending balances, respectively. Changes in average earning assets from the prior year third quarter-end balances included an increase in loans of $63,964,000 (10.9%) to $651,049,000 and a decrease in securities of $18,251,000 (7.8%) to $215,746,000. From year-end 1999 balances, nonperforming assets have increased $12,287,000 (357%) and total $15,728,000 at September 30, 2000. Nonperforming assets were 1.63% and 0.37% of total assets at September 30, 2000 and December 31, 1999, respectively. Ten million of the increase in nonperforming assets is due to the loan relationship with a single borrower noted above. Excluding the effect of these nonperforming loans with a single borrower, nonperforming assets would have been $5,728,000 at September 30, 2000. Nonperforming assets were $6,377,000, $5,159,000, and $3,441,000 at
June 30, 2000, March 31, 2000, and December 31, 1999, respectively.

Year-to-date 2000, on an annualized basis, the Company realized a return on assets of 1.42% and a return on equity of 17.16% versus 1.24% and 15.19% in the nine months ended September 30, 1999. TriCo Bancshares ended the quarter with a Tier 1 capital ratio of 10.68% and a total risk-based capital ratio of 11.93%.

The following tables provide a summary of the major elements of income and expense for the third quarter of 2000 compared with the third quarter of 1999 and for the first nine months of 2000 compared with the first nine months of 1999.


                                               TRICO BANCSHARES
                                            CONDENSED COMPARATIVE
                                               INCOME STATEMENT
                               (in thousands, except earnings per common share)



                                                            Three months
                                                         ended September 30,                    Percentage
                                                2000                     1999                     Change
                                                                                                 increase
                                                                                                (decrease)
Interest income                               $  20,212                $  17,850                   13.2%
Interest expense                                  7,641                    6,237                   22.5%
                                         ---------------         ---------------

Net interest income                              12,571                   11,613                    8.2%

Provision for loan losses                         1,800                      875                  105.7%
                                         ---------------         ---------------

Net interest income after                        10,771                   10,738                    0.3%
  provision for loan losses

Noninterest income                                3,334                    2,848                   17.1%
Noninterest expenses                              9,305                    8,640                    7.7%
                                         ---------------         ---------------

Net income before income taxes                    4,800                    4,946                   (3.0%)
Income taxes                                      1,653                    1,721                   (4.0%)
Tax equivalent adjustment1                          300                      292                    2.7%
                                         ---------------         ---------------

Net income                                    $   2,847                $   2,933                   (2.9%)
                                         ===============         ===============

Diluted earnings per common share             $    0.39                $    0.40                   (2.5%)


1Interest on tax-free securities is reported on a tax equivalent basis of 1.52 for September 30, 2000 and 1999.

                                               TRICO BANCSHARES
                                            CONDENSED COMPARATIVE
                                               INCOME STATEMENT
                               (in thousands, except earnings per common share)



                                                             Nine months
                                                         ended September 30,                    Percentage
                                                2000                     1999                     Change
                                                                                                 increase
                                                                                                (decrease)
Interest income                               $  57,634                $  51,366                   12.2%
Interest expense                                 20,959                   17,928                   16.9%
                                         ---------------         ---------------

Net interest income                              36,675                   33,438                    9.7%

Provision for loan losses                         3,500                    2,585                   35.4%
                                         ---------------         ---------------

Net interest income after                        33,175                   30,853                    7.5%
  provision for loan losses
Noninterest income                               11,200                    9,178                   22.0%
Noninterest expenses                             27,779                   26,013                    6.8%
                                         ---------------         ---------------

Net income before income taxes                   16,596                   14,018                   18.4%
Income taxes                                      5,809                    4,831                   20.2%
Tax equivalent adjustment1                          868                      869                   (0.1%)
                                         ---------------         ---------------

Net income                                    $   9,919                $   8,318                   19.2%
                                         ===============         ===============

Diluted earnings per common share             $    1.35                $    1.14                   18.4%


1Interest on tax-free securities is reported on a tax equivalent basis of 1.52 for September 30, 2000 and 1999.


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

For the three months ended September 30, 2000, interest income increased $2,362,000 (13.2%) over the same period in 1999. The average balance of total earning assets was higher by $45,502,000 (5.5%). Average loan balances were up $63,964,000 (10.9%) which resulted in a $1,522,000 increase in interest income while average balances of securities and fed funds sold were down $19,260,000 (8.1%) which resulted in an $312,000 decrease in interest income. The average yield on loans was higher by 60 basis points while the average yield on securities and fed funds sold increased 30 and 140 basis points, respectively. The overall yield on average earning assets increased 64 basis points to 9.30% which increased interest income by $1,141,000.

For the third quarter of 2000, interest expense increased $1,404,000 (22.5%) over the year earlier period. Average balances of interest-bearing liabilities were up $31,131,000 (4.5%) which resulted in a $388,000 increase in interest expense. The average rate paid on time deposits and long-term debt increased 104, and 95 basis points respectively, and accounted for $732,000, and $139,000 of the increase in interest expense, respectively. The average rate paid on interest bearing liabilities increased 62 basis points to 4.25% and resulted in a $1,016,000 increase in interest expense.

The combined effect of the increase in interest income and increase in interest expense for the third quarter of 2000 versus 1999 resulted in an increase of $958,000 (8.2%) in net interest income. Net interest margin was up 14 basis points to 5.78% from 5.64% for the same period a year ago.

The nine-month period ending September 30, 2000, reflects an interest income increase of $6,268,000 (12.2%) over the same period in 1999. An increase of $61,373,000 (11.0%) in average balances of loans accounted for a $4,313,000 increase in interest income while a decrease of $32,820,000 (13.0%) in average balances of securities accounted for a $1,561,000 decrease in interest income. The average yield received on all earning assets for the nine-month period ended September 30, 2000 was up 65 basis points to 9.07%, and resulted in a $3,336,000 increase in interest income.

Interest expense for the nine-month period increased $3,031,000 (16.9%) from that for the same period in 1999. Average balances of interest-bearing liabilities were up $26,111,000 (3.9%) and resulted in a $905,000 increase in interest expense. A $21,814,000 (8.7%) increase in the average balance of time deposits accounted for $769,000 of the $905,000 increase in interest expense due to balance increases. The average rate paid on time deposits and long-term debt increased 81, and 50 basis points respectively, and accounted for $1,662,000, and $188,000 of the increase in interest expense, respectively. The average rate paid on interest bearing liabilities increased 44 basis points to 3.98% and resulted in a $2,126,000 increase in interest expense.

The combined effect of the increases in interest income and interest expense for the first nine months of 2000 versus 1999 resulted in an increase of $3,237,000 (9.7%) in net interest income. Net interest margin increased 29 basis points to 5.77% from 5.48%.

The following four tables provide summaries of the components of the interest income, interest expense and net interest margins on earning assets for the quarter and nine month periods ended September 30, 2000 versus the same periods in 1999.


                                                     TRICO BANCSHARES
                                            ANALYSIS OF CHANGE IN NET INTEREST
                                                 MARGIN ON EARNING ASSETS
                                                      (in thousands)
                                                                   Three Months Ended
                                               30-Sep-00                                        30-Sep-99

                               Average          Income/         Yield/         Average           Income/        Yield/
                               Balance1         Expense         Rate           Balance1          Expense        Rate
Assets
Earning assets
  Loans 2,3                        $651,049       $ 16,470          10.12%         $587,085       $ 13,978           9.52%
  Securities4                       215,746          3,696           6.85%          233,997          3,832           6.55%
  Federal funds sold                  2,184             35           6.41%            3,195             40           5.01%
  Deposits in banks                     800             11           5.50%                -              -           5.01%
                               -------------    -----------                    -------------     ----------
    Total earning assets            869,779         20,212           9.30%          824,277         17,850           8.66%
                                                -----------                                      ----------
Cash and due from bank               38,693                                          36,571
Premises and equipment               17,244                                          16,384
Other assets, net                    41,610                                          40,407
Less:  allowance
  for loan losses                   (11,866)                                         (9,888)
                               -------------                                   -------------
      Total                        $955,460                                        $907,751
                               =============                                   =============

Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits                  $148,728            590           1.59%         $144,455            572           1.58%
  Savings deposits                  214,663          1,725           3.21%          219,793          1,686           3.07%
  Time deposits                     279,355          4,067           5.82%          263,933          3,151           4.78%
Federal funds purchased              17,131            295           6.89%            4,129             56           5.43%
Repurchase agreements                   804             14           5.16%              217              2           5.16%
Long-term debt                       58,489            950           6.50%           55,512            770           5.55%
                               -------------    -----------                    -------------     ----------
   Total interest-bearing
      liabilities                   719,170          7,641           4.25%          688,039          6,237           3.63%
                                                -----------                                      ----------
Noninterest-bearing deposits        142,767                                         133,577
Other liabilities                    13,039                                          13,885
Shareholders' equity                 80,484                                          72,250
                               -------------                                   -------------
    Total liabilities
      and shareholders' equity     $955,460                                        $907,751
                               =============                                   =============

Net interest rate spread5                                            5.05%                                           5.03%
Net interest income                               $ 12,571                                        $ 11,613
                                                ===========                                      ==========
  net interest margin6                               5.78%                                           5.64%
                                                ===========                                      ==========



1Average balances are computed principally on the basis of daily balances. 2Nonaccrual loans are included.
3Interest income on loans includes fees on loans of $829,000 in 2000 and $706,000 in 1999.
4Interest income is stated on a tax equivalent basis of 1.52 at September 30, 2000 and 1999.
5Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
6Net interest margin is computed by dividing net interest income by total average earning assets.


                                                     TRICO BANCSHARES
                                            ANALYSIS OF CHANGE IN NET INTEREST
                                                 MARGIN ON EARNING ASSETS
                                                      (in thousands)
                                                                    Nine Months Ended
                                               30-Sep-00                                        30-Sep-99

                                Average         Income/         Yield/           Average         Income/         Yield/
                                Balance1        Expense         Rate             Balance1        Expense         Rate
Assets
Earning assets
  Loans 2,3                        $ 619,624        $ 45,918         9.88%         $ 558,251        $ 39,251          9.37%
  Securities4                        220,188          11,404         6.91%           253,008          12,032          6.34%
  Federal funds sold                   6,331             278         5.85%             2,296              83          4.82%
  Deposits in banks                      800              34         5.67%                 -               -
                                -------------   -------------                    ------------    ------------
    Total earning assets             846,943          57,634         9.07%           813,555          51,366          8.42%
                                                -------------                                    ------------
Cash and due from bank                37,456                                          35,762
Premises and equipment                16,471                                          16,272
Other assets, net                     41,681                                          36,576
Less:  allowance
  for loan losses                    (11,776)                                         (9,198)
                                -------------                                    ------------
      Total                        $ 930,775                                       $ 892,967
                                =============                                    ============

Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits                  $ 148,195           1,752         1.58%         $ 144,364           1,697          1.57%
  Savings deposits                   218,015           5,060         3.09%           222,323           5,046          3.03%
  Time deposits                      272,670          11,272         5.51%           250,856           8,841          4.70%
Federal funds purchased               10,129             512         6.74%             9,287             351          5.04%
Repurchase agreements                  2,014              99         6.55%               821              30          4.87%
Long-term debt                        50,423           2,264         5.99%            47,684           1,963          5.49%
                                -------------   -------------                    ------------    ------------
   Total interest-bearing
      liabilities                    701,446          20,959         3.98%           675,335          17,928          3.54%
                                                -------------                                    ------------
Noninterest-bearing deposits         139,117                                         131,942
Other liabilities                     13,147                                          12,696
Shareholders' equity                  77,065                                          72,994
                                -------------                                    ------------
    Total liabilities
      and shareholders' equity     $ 930,775                                       $ 892,967
                                =============                                    ============

Net interest rate spread5                                            5.09%                                            4.88%
Net interest income                                 $ 36,675                                        $ 33,438
                                                =============                                    ============
  net interest margin6                                 5.77%                                           5.48%
                                                =============                                    ============


1Average balances are computed principally on the basis of daily balances. 2Nonaccrual loans are included.
3Interest income on loans includes fees on loans of $2,150,000 in 2000 and $2,194,000 in 1999.
4Interest income is stated on a tax equivalent basis of 1.52 at September 30, 2000 and 1999.
5Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
6Net interest margin is computed by dividing net interest income by total average earning assets.

                                TRICO BANCSHARES
                       ANALYSIS OF VOLUME AND RATE CHANGES
                       ON NET INTEREST INCOME AND EXPENSE
                                 (in thousands)



                     For the three months ended Septemer 30,
                                 2000 over 1999

                                                    Yield/
                                      Volume         Rate4         Total
                                    ----------     ----------    ----------
Increase (decrease) in
  interest income:
    Loans 1,2                        $ 1,522         $ 970        $ 2,492
    Investment securities3              (299)          163           (136)
    Federal funds sold                   (13)            8             (5)
    Deposits in banks                     11             -             11
                                    ----------    ----------    ----------
      Total                            1,221         1,141          2,362
                                    ----------    ----------    ----------

Increase (decrease) in
  interest expense:
    Demand deposits
      (interest-bearing)                  17             1             18
    Savings deposits                     (39)           78             39
    Time deposits                        184           732            916
    Federal funds purchased              177            62            239
    Short-term debt                        8             4             12
    Long-term debt                        41           139            180
                                    ----------    ----------    ----------
      Total                              388         1,016          1,404
                                    ----------    ----------    ----------

Increase (decrease) in
  net interest income                $   833         $ 125        $   958
                                    ==========    ==========    ==========



1Nonaccrual loans are included.
2Interest income on loans includes fee income on loans of $829,000 in 2000 and $706,000 in 1999.
3Interest income is stated on a tax equivalent basis of 1.52 for September 30, 2000 and 1999.
4The rate/volume variance has been included in the rate variance.

                                TRICO BANCSHARES
                       ANALYSIS OF VOLUME AND RATE CHANGES
                       ON NET INTEREST INCOME AND EXPENSE
                                 (in thousands)



                     For the Nine Months Ended September 30,
                                 2000 over 1999

                                                    Yield/
                                      Volume         Rate4         Total
                                   ----------     ----------     ----------
Increase (decrease) in
  interest income:
    Loans 1,2                        $ 4,313       $ 2,354        $ 6,667
    Investment securities3            (1,561)          933           (628)
    Federal funds sold                   146            49            195
    Deposits in banks                     34             -             34
                                   ----------     ----------     ----------
      Total                            2,932         3,336          6,268
                                   ----------     ----------     ----------

Increase (decrease) in
  interest expense:
    Demand deposits
      (interest-bearing)                  45            10             55
    Savings deposits                     (98)          112             14
    Time deposits                        769         1,662          2,431
    Federal funds purchased               32           129            161
    Short-term debt                       44            25             69
    Long-term debt                       113           188            301
                                   ----------     ----------     ----------
      Total                              905         2,126          3,031
                                   ----------     ----------     ----------

Increase (decrease) in
  net interest income                $ 2,027       $ 1,210        $ 3,237
                                   ==========     ==========     ==========



1Nonaccrual loans are included.
2Interest income on loans includes fee income on loans of $2,150,000 in 2000 and $2,194,000 in 1999.
3Interest income is stated on a tax equivalent basis of 1.52 for September 30, 2000 and 1999.
4The rate/volume variance has been included in the rate variance.

Provision for Loan Losses

The Bank provided $1,800,000 for loan losses in the third quarter of 2000 versus $875,000 in 1999. Net charge-offs for all loans in the third quarter of 2000 totaled $3,174,000 versus $206,000 in the year earlier period. Excluding the effect of the $3,000,000 charge-off related to the one borrower noted above, net charge-offs for the third quarter of 2000 would have been $174,000.

Noninterest Income

Noninterest income for the third quarter of 2000 increased $486,000 (17.1%) to $3,334,000 from the same period in 1999. Gains on the sale of loans were up $67,000 (48%) to $205,000. Commissions on the sale of non-deposit investment products were up $170,000 (33%) to $681,000. ATM fee income was up $72,000 (28%)
to $328,000.

For the nine months ended September 30, noninterest income was up $2,022,000 (22.0%) over the same period for 1999. As described above, during the quarter ended March 31, 2000 the Company recorded a one-time pre-tax income item of $1,510,000 from the receipt of common stock. Excluding this one-time event, noninterest income for the nine months ended September 30, 2000 would have increased $512,000 (5.6%). Service charges and fee income was up $284,000 (5.4%) to 5,563,000 mainly due to increased ATM fees. Other income increased $1,738,000 (44.6%) to $5,637,000. Significant changes in the following items contributed to the net increase: $1,510,000 from the receipt of common stock noted above, commissions on non-deposit investment product sales increased $454,000 to $2,166,000, gain on sale of loans decreased $308,000 to $385,000, and gain on sale of other real estate owned decreased $106,000 to $68,000.

Noninterest Expense

Noninterest expense increased $665,000 (7.7%) to $9,305,000 in the third quarter 2000 versus the same period in 1999. Salary and benefit expense increased $492,000 (11.1%) to $4,946,000. The Company's Paradise, Modesto, and Visalia branches, which were opened in August 2000, January 2000, and August 1999, respectively, accounted for $103,000 of the increase in salaries and benefits expense. Increases in personnel and commission payments related to the sale of non-deposit investment products accounted for an additional $136,000 of the increase in salaries and benefits expense noted above. Excluding the increases due to the recently opened branches and non-deposit investment products noted above, salaries and benefits expense would have increased 5.7% from the year early quarter. Other expenses increased $173,000 (4.1%) to $4,359,000.

For the first nine months noninterest expenses increased $1,766,000 (6.8%) in 2000 compared to 1999. Salary and benefit expense increased $1,361,000 (10.2%) on a year-over-year basis. Base salaries increased $953,000 (10.5%). Other expenses increased $405,000 (3.2%). There was no significant single item that contributed to the 3.2% increase in other expenses.

Provision for Income Taxes

The effective tax rate for the nine months ended September 30, 2000 is 36.9% and reflects an increase from 36.7% in the year earlier period. The tax rate is lower than the statutory rate of 40.4% due primarily to nontaxable earnings from municipal bonds.

Loans

At September 30, 2000, loan balances were $49,466,000 (8.2%) higher than the ending balances at September 30, 1999 and $62,828,000 (10.7%) higher than the ending balances at December 31, 1999. On a year-over-year basis at September 30, commercial, real estate mortgage, and consumer loan balances were higher by $24,215,000 (8.6%), $13,948,000 (6.7%), and $18,843,000 (24.4%), respectively.
Real estate construction loan balances were lower by $7,540,000 (20.9%).

Securities

At September 30, 2000, securities available-for-sale had a fair value of $214,063,000 and an amortized cost of $219,939,000. This portfolio contained mortgage-backed securities with an amortized cost of $121,833,000 of which $15,794,000 were CMOs.

Nonperforming Loans

As shown in the following table, total nonperforming assets have increased $12,287,000 (357%) to $15,728,000 in the first nine months of 2000. As noted
above, $10,000,000 of the $15,728,000 nonperforming asset balance at September 30, 2000 was due to a single borrower relationship that was classified as nonaccrual in the third quarter of 2000. Nonperforming assets represent 1.63% of total assets, compared to 0.37% at year-end 1999. All nonaccrual loans are considered to be impaired when determining the valuation allowance under SFAS
114. The Bank continues to make a concerted effort to work problem and potential problem loans to reduce risk of loss.

                                         September 30,     December 31,
                                             2000              1999

Nonaccrual loans                            $ 14,082           $ 1,758
Accruing loans past due 90 days or more          865               923
Restructured loans (in compliance with
  modified terms)                                  -                 -
                                           ----------        ----------
     Total nonperforming loans                14,947             2,681
Other real estate owned                          781               760
                                           ----------        ----------
     Total nonperforming assets             $ 15,728           $ 3,441
                                           ==========        ==========
Nonperforming loans to total loans              2.30%             0.46%
Allowance for loan losses to
  nonperforming loans                             75%              412%
Nonperforming assets to total assets            1.63%             0.37%
Allowance for loan losses to
  nonperforming assets                            71%              321%

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

The following table presents information concerning the allowance and provision for loan losses.


                                     For the Nine Months Ended September 30,
                                         2000                     1999
                                                 (in thousands)
Balance, Beginning of period           $ 11,037                  $ 8,206
Provision charged to operations           3,500                    2,585
Loans charged off                        (3,626)                    (514)
Recoveries of loans previously
  charged off                               307                      108
                                     ------------             ------------
Balance, end of period                 $ 11,218                 $ 10,385
                                     ============             ============

Ending loan portfolio                 $ 650,807                $ 601,341
                                     ============             ============
Allowance as a percentage
  of ending loan portfolio                 1.72%                    1.73%
                                     ============             ============



Equity

The following table indicates the amounts of regulatory capital of the Company.


                                                                                     To Be Well
                                                                                  Capitalized Under
                                                                For Capital       Prompt Corrective
                                         Actual            Adequacy Purposes     Action Provisions
                                     Amount     Ratio        Amount     Ratio      Amount   Ratio
As of  September 30, 2000:
Total Capital to Risk Weighted Assets:
    Consolidated                     $88,332   11.93%       =>$59,227 =>8.0%     =>$74,034  =>10.0%
    Tri Counties Bank                $86,622   11.72%       =>$59,115 =>8.0%     =>$73,894  =>10.0%
Tier I Capital to Risk Weighted Assets:
    Consolidated                     $79,078   10.68%       =>$29,613 =>4.0%     =>$44,420  => 6.0%
    Tri Counties Bank                $77,361   10.47%       =>$29,558 =>4.0%     =>$44,337  => 6.0%
Tier I Capital to Average Assets:
    Consolidated                     $79,078    8.32%       =>$37,999 =>4.0%     =>$47,499  => 5.0%
    Tri Counties Bank                $77,361    8.16%       =>$37,945 =>4.0%     =>$47,431  => 5.0%



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


                                TRICO BANCSHARES



Date      November 7, 2000                                /s/ Richard P. Smith
       ----------------------                           -----------------------
                                                        President and
                                                        Chief Executive Officer


Date      November 7, 2000                                /s/ Thomas J. Reddish
       ----------------------                           -----------------------
                                                        Vice President and
                                                        Chief Financial Officer