Form 10-K
period 2000-12-31
TRICO BANCSHARES /
filed 2001-03-14
CIK 356171

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year                               Commission File Number 0-10661
ended December 31, 2000

                                TriCo Bancshares
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            California                                           94-2792841
-------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

63 Constitution Drive, Chico, California                             95973
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 13, 2001, was approximately $85,522,000. This computation excludes a total of 1,914,352 shares which are beneficially owned by the officers and directors of Registrant who may be deemed to be the affiliates of Registrant under applicable rules of the Securities and Exchange Commission.

The number of shares outstanding of Registrant's classes of common stock, as of February 13, 2001, was 7,177,226 shares of Common Stock, without par value.

The following documents are incorporated herein by reference into the parts of Form 10-K indicated: Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000, for Item 7, and Registrant's Proxy Statement for use in connection with its 2001 Annual Meeting of Shareholders, for Part III.

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

     The Bank engages in the general commercial banking business in the California counties of Butte, Del Norte, Glenn, Kern, Lake, Lassen, Madera,
Mendocino, Merced, Nevada, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare, and Yuba. The Bank currently has 30 traditional branches, and 7 in-store branches. It opened its first banking office in Chico, California in 1975, followed by branch offices in Willows, Durham and Orland, California. The Bank opened its fifth banking office at an additional location in Chico in 1980. On March 27, 1981, the Bank acquired the assets of Shasta County Bank and thereby acquired six additional offices. These offices are located in the communities of Bieber, Burney, Cottonwood, Fall River Mills, Palo Cedro and Redding, California. On November 7, 1987, the Bank purchased the deposits and premises of the Yreka Branch of Wells Fargo Bank, thereby acquiring an additional branch office. On August 1, 1988, the Bank opened a new office in Chico at East 20th Street and Forest Avenue. The Bank opened a branch office in Yuba City on September 10, 1990. The Bank opened four supermarket branches in 1994. These supermarket branches were opened on March 7, March 28, June 6 and June 13, 1994 in Red Bluff, Yuba City, and two in Redding, respectively. The Bank added one conventional branch in Redding through its acquisition of Country National Bank on July 21, 1994. On November 7, 1995, the Bank opened a supermarket branch in Chico. In March 1996 the Bank opened its sixth supermarket branch in Grass Valley. The acquisition of Sutter Buttes Savings Bank in October 1996 added a branch in Marysville. Loan production offices were established in Bakersfield and Sacramento in 1996. On February 21, 1997, the Bank purchased nine branches from Wells Fargo Bank, N.A. The acquired branches are located in Crescent City, Weed, Mt. Shasta, Susanville, Covelo, Middletown, Patterson, Gustine and Chowchilla. This acquisition expanded the Bank's market area from the Sacramento Valley and intermountain areas to include parts of the northern coastal region and the northern San Joaquin Valley. In November 1998 the Bank converted its Bakersfield and Sacramento loan production offices to full service branches. In July 1999, the Bank opened a supermarket branch at Beale Air Force Base. The Bank opened branch offices in Visalia and Modesto, during August 1999 and January 2000, respectively. In August of 2000, the Bank opened its most recent branch in Paradise.

General Banking  Services.

     The Bank conducts a commercial banking business including accepting demand, savings and time deposits and making commercial, real estate, and consumer loans. It also offers installment note collection, issues cashier's checks and money orders, sells travelers checks and provides safe deposit boxes and other customary banking services. Brokerage services are provided at the Bank's offices by the Bank's association with Raymond James Financial Services, Inc. The Bank does not offer trust services or international banking services.

     The Bank's operating policy since its inception has emphasized retail banking. Most of the Bank's customers are retail customers and small to medium-sized businesses. The business of the Bank emphasizes serving the needs of local businesses, farmers and ranchers, retired individuals and wage earners. The majority of the Bank's loans are direct loans made to individuals and businesses in the regions of California where its branches are located. At December 31, 2000, the total of the Bank's consumer installment loans outstanding was $101,548,000 (15.9%), the total of commercial loans outstanding was $277,935,000 (43.4%), and the total of real estate loans including construction loans of $37,999,000 was $260,908,000 (40.7%). The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment, inventory, accounts receivable and notes receivable secured by property as collateral for loans.

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

Employees.

     At December 31, 2000, the Company and the Bank employed 473 persons, including five executive officers. Full time equivalent employees were 392. No employees of the Company or the Bank are presently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are excellent.

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

     In addition to competing with savings institutions, commercial banks compete with other financial markets for funds. Yields on corporate and government debt securities and other commercial paper may be higher than on deposits, and therefore affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for available funds with money market instruments and mutual funds. During past periods of high interest rates, money market funds have provided substantial competition to banks for deposits and they may continue to do so in the future. In today's high growth stock market environment mutual funds have become a major source of competition for savings dollars.

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

     The Company and any subsidiaries it may acquire or organize will be deemed to be affiliates of the Bank within the Federal Reserve Act. That Act establishes certain restrictions, which limit the extent to which the Bank can supply its funds to the Company and other affiliates. The Company is also subject to restrictions on the underwriting and the public sale and distribution of securities. It is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property, or furnishing of services.

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

     FRB policy prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowings or other arrangements that might adversely affect the holding company's financial position. The policy further declares that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. Other FRB policies forbid the payment by bank subsidiaries to their parent companies of management fees, which are unreasonable in amount or exceed a fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit).

     In addition, the FRB has authority to prohibit banks that it regulates from engaging in practices, which in the opinion of the FRB are unsafe or unsound. Such practices may include the payment of dividends under some circumstances. Moreover, the payment of dividends may be inconsistent with capital adequacy guidelines. The Company may be subject to assessment to restore the capital of the Bank should it become impaired.

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

     Qualifying capital is divided into two tiers. Tier 1 capital consists generally of common stockholders' equity, qualifying noncumulative perpetual preferred stock, qualifying cumulative perpetual preferred stock (up to 25 percent of total Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. Tier 2 capital consists of, among other things, allowance for loan and lease losses up to 1.25 percent of weighted risk assets, perpetual preferred stock, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, subordinated debt and intermediate-term preferred stock. Tier 2 capital qualifies as part of total capital up to a maximum of 100 percent of Tier 1 capital. Amounts in excess of these limits may be issued but are not included in the calculation of risk-based capital ratios. As of December 31, 2000, the Company must have a minimum ratio of qualifying total capital to weighted risk assets of 8 percent, of which at least 4 percent must be in the form of Tier 1 capital.

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

     As of December 31, 2000, the deposit insurance premium rate was $0.0208 per $100.00 in deposits. In November 1990, federal legislation was passed which removed the cap on the amount of deposit insurance premiums that can be charged by the FDIC. Under this legislation, the FDIC is able to increase deposit insurance premiums as it sees fit. This could result in a significant increase in the cost of doing business for the Bank in the future. The FDIC now has authority to adjust deposit insurance premiums paid by insured banks every six months.

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

     Federal banking law requires the federal banking regulators to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. In response to this requirement, the FDIC adopted final rules based upon the five capital tiers defined by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA): well capitalized, adequately capitalized, under capitalized, significantly under capitalized and critically under capitalized. For example, the FDIC's rules provide that an institution is "well-capitalized" if its total risk-based capital ratio is 10 percent or greater, its Tier 1 risk-based capital ratio is 6 percent or greater, its leverage ratio is 5 percent or greater, and the institution is not subject to a capital directive or an enforceable written agreement or order. A bank is "adequately capitalized" if its total risk-based capital ratio is 8 percent or greater, its Tier 1 risk-based capital ratio is 4 percent or greater, and its leverage ratio is 4 percent or greater (3 percent or greater for certain of the highest-rated institutions). An institution is "significantly undercapitalized" if its risk-based capital ratio is less than 6 percent, its Tier 1 risk-based capital ratio is less than 3 percent, or its tangible equity (Tier 1 capital) to total assets is equal to or less than 2 percent. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it engages in unsafe or unsound banking practices.

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

     In the event an institution is deemed to be significantly undercapitalized, it may be required to: sell stock, merge or be acquired, restrict transactions with affiliates, restrict interest rates paid on deposits, divest a subsidiary, or dismiss specified directors or officers. If the institution is a bank holding company, it may be prohibited from making any capital distributions without prior approval of the FRB and may be required to divest a subsidiary. A critically undercapitalized institution is generally prohibited from making payments on subordinated debt and may not, without the approval of the FDIC, enter into a material transaction other than in the ordinary course of business, engage in any covered transaction, or pay excessive compensation or bonuses. Critically undercapitalized institutions are subject to appointment of a receiver or conservator.

Bank  Regulation.

     The federal regulatory agencies are required to adopt regulations, which will establish safety and soundness standards that apply to banks and bank holding companies. These standards must address bank operations, management, asset quality, earnings, stock valuation and employee compensation. A bank holding company or bank failing to meet established standards will face mandatory regulatory enforcement action.

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

Governmental  Monetary  Policies and Economic  Conditions.

     The principal sources of funds essential to the business of banks and bank holding companies are deposits, stockholders' equity and borrowed funds. The availability of these various sources of funds and other potential sources, such as preferred stock or commercial paper, and the extent to which they are utilized, depends on many factors, the most important of which are the FRB's monetary policies and the relative costs of different types of funds. An important function of the FRB is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressure. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objections are open market operations in United States Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of the recent changes in regulations affecting commercial banks and other actions and proposed actions by the federal government and its monetary and fiscal authorities, including proposed changes in the structure of banking in the United States, no prediction can be made as to future changes in interest rates, credit availability, deposit levels, the overall performance of banks generally or the Company and its subsidiaries in particular.

General.

     The Company conducts all of its business operations within a single geographic area. The Company is principally engaged in traditional community banking activities provided through its thirty branches and seven in-store branches located throughout Northern and Central California. Community banking activities include the Bank's commercial and retail lending, deposit gathering and investment and liquidity management activities. In addition to its community banking services, the Bank offers investment brokerage and leasing services. In 1998 and prior, the Company held investments in real estate through its wholly-owned subsidiary, TCB Real Estate. These activities were monitored and reported by Bank management as separate operating segments.

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

Orland Branch                                      Durham Branch
100 E. Walker Street                               9411 Midway
Orland, CA 95963                                   Durham, CA 95938
3,000 square feet                                  2,150 square feet
Owned                                              Owned

Palo Cedro Branch                                  Yuba City Branch
9125 Deschutes Road                                1441 Colusa Avenue
Palo Cedro, CA  96073                              Yuba City, CA  95993
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

Modesto Branch                                     Paradise Branch
3320 Tully Road, Suite 3                           6848 "Q" Skyway
Modesto, CA 95350                                  Paradise, CA 95969
3,850 square feet                                  6,600 square feet
Leased                                             Leased

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


                                          Prices of the             Approximate
                                        Company's Common              Trading
                                             Stock                    Volume
Quarter Ended:1                     High              Low           (in shares)

March 31, 1999                     $ 18.25           $ 15.44          401,800
June 30, 1999                        18.75             15.81          680,100
September 30, 1999                   20.00             16.75          417,900
December 31, 1999                    20.50             17.00          363,800
March 31, 2000                       19.25             14.75          563,400
June 30, 2000                        17.00             15.44          446,100
September 30, 2000                   17.50             15.69          620,900
December 31, 2000                    17.00             14.75          232,700


1Quarterly trading activity has been compiled from NASDAQ trading reports.

Holders
     As of February 13, 2001, there were approximately 1,808 holders of record of the Company's Common Stock.

Dividends
     The Company has paid quarterly dividends since March 1990. The Company paid quarterly dividends of $0.20 per share in the second, third and fourth quarters of 2000, $0.19 per share in the first quarter of 2000 as well as the final two quarters in 1999, and $0.16 per share in the first and second quarters of 1999.
     The holders of Common Stock of the Company are entitled to receive cash dividends when and as declared by the Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution.
     The Company, as sole shareholder of the Bank, is entitled to receive dividends when and as declared by the Bank's Board of Directors, out of funds legally available therefore, subject to the powers of the FDIC and the restrictions set forth in the California Financial Code (the "Financial Code"). The Financial Code provides that a bank may not make any distributions in excess of the lesser of: (i) the bank's retained earnings, or (ii) the bank's net income for the last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank may, with the prior approval of the California Superintendent of Banks (the "Superintendent"), make a distribution to its shareholders of up to the greater of (A) the bank's retained earnings, (B) the bank's net income for its last fiscal year, or (C) the bank's net income for its current fiscal year. If the Superintendent determines that the shareholders' equity of a bank is inadequate or that a distribution by the bank to its shareholders would be unsafe or unsound, the Superintendent may order a bank to refrain from making a proposed distribution. The FDIC may also order a bank to refrain from making a proposed distribution when, in its opinion, the payment of such would be an unsafe or unsound practice. The Bank paid dividends totaling $7,117,500 to the Company in 2000. As of December 31, 2000 and subject to the limitations and restrictions under applicable law, the Bank had funds available for dividends in the amount of $17,867,000.
     The Federal Reserve Act limits the loans and advances that the Bank may make to its affiliates. For purposes of such Act, the Company is an affiliate of the Bank. The Bank may not make any loans, extensions of credit or advances to the Company if the aggregate amount of such loans, extensions of credit, advances and any repurchase agreements and investments exceeds 10% of the capital stock and surplus of the Bank. Any such permitted loan or advance by the Bank must be secured by collateral of a type and value set forth in the Federal Reserve Act.



6.  FIVE YEAR SELECTED FINANCIAL DATA (in thousands, except share data)

                                               2000            1999             1998            1997             1996
Statement of Operations Data:1
Interest income                              $76,653          $68,589         $65,138         $59,877          $49,148
Interest expense                              28,543           24,370          25,296          23,935           19,179

Net interest income                           48,110           44,219          39,842          35,942           29,969
Provision for loan losses                      5,000            3,550           4,200           3,000              777

Net interest income after
  provision for loan losses                   43,110           40,669          35,642          32,942           29,192
Noninterest income                            14,645           12,101          12,869           9,566            6,636
Noninterest expense                           37,895           34,833          34,692          32,932           23,485

Income before income taxes                    19,860           17,937          13,819           9,576           12,343
Provision for income taxes                     7,237            6,534           5,049           3,707            5,037

Net income                                   $12,623          $11,403          $8,770          $5,869           $7,306

Share Data:2
Diluted earnings per share                     $1.72           $1.56            $1.21           $0.81            $1.04
Cash dividend paid per share                    0.79            0.70             0.49            0.43             0.39
Common shareholders' equity
  at year end                                  11.87           10.22            10.22            9.31             8.73

Balance Sheet Data at year end4:
Total loans, gross                          $640,391         $587,979        $532,433        $448,967         $439,218
Total assets                                 972,071          924,796         904,599         826,165          694,859
Total deposits                               837,832          794,110         769,173         724,094          595,621
Total shareholders' equity                    85,233           73,123          72,029          65,124           60,777
Total long-term debt                          33,983           45,505          37,924          11,440           24,281
Selected Financial Ratios:
Return on average assets                      1.35%           1.26%            1.03%           0.75%           1.18%
Return on average common
  shareholders' equity                       16.03%          15.59%           12.80%           9.34%          13.03%
Total risk-based capital ratio               12.22%          11.77%           11.83%          11.90%          13.58%
Net interest margin3                          5.73%           5.49%            5.28%           5.16%           5.37%
Allowance for loan losses to total
  loans outstanding at end of year            1.82%           1.88%            1.54%           1.44%           1.39%

1  Tax-exempt securities are presented on an actual yield basis.
2  Retroactively adjusted to reflect 3-for-2 stock split effected in 1998.
3  Calculated on a tax equivalent basis.
4  The 1996 data reflects changes due to the purchase of Sutter Buttes Savings Bank.



7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Registrant's 2000 Annual Report to Shareholders, (pages __ through __ of Exhibit 13.1 as electronically filed) is incorporated herein by reference.

7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Discussion is included in Management's Discussion and Analysis (pages __ through __ of Exhibit 13.1 as electronically filed) and is incorporated herein by reference.

8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and independent auditor's report, included in Registrant's 2000 Annual Report to Shareholders, are incorporated herein by reference:


                                                         Pages of Exhibit 13.1
                                                        as Electronically Filed

Report of Independent Public Accountants                           27

Consolidated Balance Sheets as of
December 31, 2000 and 1999                                          1

Consolidated Statements of Income
for the years ended December 31,
2000, 1999 and 1998                                                 2

Consolidated Statements of Changes in
Shareholders' Equity for the
years ended December 31, 2000,
1999 and 1998                                                       3

Consolidated Statements of Cash Flows
for the years ended December 31,
2000, 1999 and 1998                                                 4

Notes to Consolidated Financial
Statements                                                          6


9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Registrant's directors and executive officers will be set forth under the caption, "Proposal No. 1 - Election of Directors of the Company" in Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about May 8, 2001. Said information is incorporated herein by reference.

11.  EXECUTIVE COMPENSATION

     Information regarding compensation of Registrant's directors and executive officers will be set forth under the caption, "Proposal No. 1 - Election of Directors of the Company" in Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about May 8, 2001. Said information is incorporated herein by reference.

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners, directors and executive officers of Registrant will be set forth under the
caption,   "Information  Concerning  the  Solicitation"  in  Registrant's  Proxy
Statement for use in connection with the Annual Meeting of Shareholders to be held on or about May 8, 2001. Said information is incorporated herein by reference.

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is set forth under the caption, "Proposal No. 1 - Election of Directors of the Company" in Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about May 8, 2001. Said information is incorporated herein by reference.

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

         11.1        Computation of earnings per share.

         13.1        TriCo Bancshares 2000 Annual Report to Shareholders.*

         21.1 Tri Counties Bank, a California banking corporation, is the only subsidiary of Registrant.

         23.1        Report of Arthur Andersen LLP

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

Date:  February 13, 2001                                      TRICO BANCSHARES


By:                              /s/ Richard P. Smith
                                 Richard P. Smith, President
                                 and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.


Date:  February 13, 2001      /s/ Richard P. Smith
                              Richard P. Smith, President, Chief Executive
                              Officer and Director (Principal Executive Officer)


Date:  February 13, 2001      /s/ Thomas J. Reddish
                              Thomas J. Reddish, Vice President and Chief
                              Financial Officer (Principal Financial and
                              Accounting Officer)


Date:  February 13, 2001      /s/ Everett B. Beich
                              Everett B. Beich, Director


Date:  February 13, 2001      /s/ William J. Casey
                              William J. Casey, Director and Vice Chairman
                              of the Board


Date:  February 13, 2001      /s/ Craig S. Compton
                              Craig S. Compton, Director


Date:  February 13, 2001      /s/ Brian D. Leidig
                              Brian D. Leidig, Director


Date:  February 13, 2001      /s/ Wendell J. Lundberg
                              Wendell J. Lundberg, Director


Date:  February 13, 2001      /s/ Donald E. Murphy
                              Donald E. Murphy, Director


Date:  February 13, 2001      /s/ Robert H. Steveson
                              Robert H. Steveson, Director and
                              Co-Chairman of the Board

Date:  February 13, 2001      /s/ Carroll R. Taresh
                              Carroll R. Taresh, Director


Date:  February 13, 2001      /s/ Alex A. Vereschagin, Jr.
                              Alex A. Vereschagin, Jr., Director and
                              Chairman of the Board




                                  EXHIBIT 11.1
                       COMPUTATIONS OF EARNINGS PER SHARE

                                                        Years ended December 31

                                                   2000         1999          1998         1997         1996
                                                   ----         ----          ----         ----         ----
Shares used in the computation
  of earnings per share1
     Weighted daily average
     of shares outstanding                       7,191,790    7,129,560    7,017,306    6,978,089    6,769,735

     Shares used in the computation
     of diluted earnings per share               7,340,729    7,318,520    7,267,602    7,246,011    7,034,627
                                                 =========    =========    =========    =========    =========

Net income used in the computation
     of earnings per common stock                  $12,623      $11,403       $8,770       $5,869       $7,306
                                                   =======      =======       ======       ======       ======

Basic earnings per share                           $  1.76      $  1.60      $  1.25      $  0.84      $  1.08
                                                   =======      =======      =======      =======      =======

Diluted earnings per share                         $  1.72      $  1.56      $  1.21      $  0.81      $  1.04
                                                   =======      =======      =======      =======      =======


1Retroactively adjusted for stock dividends and stock splits.




                                  EXHIBIT 13.1

TRICO BANCSHARES CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)                                                                    December 31,
                                                                                                 2000                 1999
Assets
Cash and due from banks                                                                      $ 58,190             $ 52,036
Federal funds sold                                                                                 --                8,400
                                                                                            ------------------------------

    Cash and cash equivalents                                                                  58,190               60,436

Securities available-for-sale                                                                 229,110              231,708
Loans:
  Commercial                                                                                  277,935              262,916
  Consumer                                                                                    101,548               79,589
  Real estate mortgages                                                                       222,909              207,197
  Real estate construction                                                                     37,999               38,277
                                                                                            ------------------------------
                                                                                              640,391              587,979
    Less:  Allowance for loan losses                                                           11,670               11,037
                                                                                            ------------------------------
    Net loans                                                                                 628,721              576,942
Premises and equipment, net                                                                    16,772               16,043
Cash value of life insurance                                                                   13,753               12,258
Other real estate owned                                                                         1,441                  760
Accrued interest receivable                                                                     6,935                6,076
Deferred income taxes                                                                           8,418               10,764
Intangible assets                                                                               5,464                6,429
Other assets                                                                                    3,267                3,380
                                                                                            ------------------------------
    Total assets                                                                            $ 972,071            $ 924,796
                                                                                            ==============================
Liabilities and Shareholders' Equity

Deposits:
  Noninterest-bearing demand                                                                $ 168,542            $ 155,937
  Interest-bearing demand                                                                     150,749              143,923
  Savings                                                                                     214,158              222,615
  Time certificates, $100,000 and over                                                         93,342               73,462
  Other time certificates                                                                     211,041              198,173
                                                                                            ------------------------------
    Total deposits                                                                            837,832              794,110
Federal funds purchased                                                                           500                   --
Accrued interest payable                                                                        5,245                4,193
Other liabilities                                                                               9,278                7,865
Long-term debt and other borrowings                                                            33,983               45,505
                                                                                            ------------------------------
    Total liabilities                                                                         886,838              851,673
Commitments and contingencies (Note H)

Shareholders' equity:
Common stock, no par value:  Authorized 20,000,000 shares;
    issued and outstanding  7,181,226  and 7,152,329 shares, respectively                      50,428               50,043
Retained earnings                                                                              35,129               28,613
Accumulated other comprehensive income (loss)                                                    (324)              (5,533)
                                                                                            -------------------------------
    Total shareholders' equity                                                                 85,233               73,123
                                                                                            -------------------------------
    Total liabilities and shareholders' equity                                              $ 972,071            $ 924,796
                                                                                            ===============================

See Notes to Consolidated Financial Statements



                                  Exhibit 13.1


TRICO BANCSHARES CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share)

                                                                                         Years Ended December 31,
                                                                              2000                  1999              1998
Interest Income:
  Interest and fees on loans                                              $ 62,161              $ 53,395          $ 48,506
  Interest on investment securities-taxable                                 11,704                12,500            14,622
  Interest on investment securities-tax exempt                               2,250                 2,229             1,860
  Interest on federal funds sold                                               538                   465               150
                                                                          ------------------------------------------------
    Total interest income                                                   76,653                68,589            65,138

Interest expense:
  Interest on interest-bearing demand deposits                               2,360                 2,287             2,932
  Interest on savings                                                        6,837                 6,811             6,473
  Interest on time certificates of deposit                                  13,324                 8,970            11,685
  Interest on time certificates of deposit, $100,000 and over                2,482                 3,209             1,775
  Interest on short-term borrowing                                             623                   386               816
  Interest on long-term debt                                                 2,917                 2,707             1,615
                                                                          ------------------------------------------------
    Total interest expense                                                  28,543                24,370            25,296
                                                                          ------------------------------------------------
    Net interest income                                                     48,110                44,219            39,842

Provision for loan losses                                                    5,000                 3,550             4,200
                                                                          ------------------------------------------------
    Net interest income after provision for loan losses                     43,110                40,669            35,642

Noninterest income:
  Service charges and fees                                                   7,484                 7,127             7,387
  Gain on sale of investments                                                   --                    24               316
  Other income                                                               7,161                 4,950             5,166

    Total noninterest income                                                14,645                12,101            12,869
                                                                          ------------------------------------------------
Noninterest expense:
  Salaries and related expenses                                             19,912                17,837            16,803
  Other, net                                                                17,983                16,996            17,889
                                                                          ------------------------------------------------
    Total noninterest expense                                               37,895                34,833            34,692
                                                                          ------------------------------------------------
    Income before income taxes                                              19,860                17,937            13,819

Income taxes                                                                 7,237                 6,534             5,049
                                                                          ------------------------------------------------
Net income                                                                 $12,623               $11,403          $  8,770
                                                                          ================================================

Basic earnings per common share                                         $    1.76             $    1.60          $    1.25

Diluted earnings per common share                                       $    1.72             $    1.56          $    1.21


See Notes to Consolidated Financial Statements




CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2000, 1999 and 1998  (in thousands, except share amounts)



                                          Common Stock               Accumulated
                                        Number                          Other
                                          of               Retained Comprehensive          Comprehensive
                                        Shares    Amount   Earnings Income (Loss)  Total      Income
                                      ------------------------------------------------------------------
Balance, December 31, 1997            4,662,649  $48,161   $16,956        $7     $65,124
Exercise of Common Stock options         60,125      532                             532
3-for-2 Common Stock split            2,330,271
Repurchase of Common Stock               (2,055)     (21)      (39)                  (60)
Common  Stock  cash dividends                               (3,430)               (3,430)
Stock option amortization                            166                             166

Comprehensive income:
   Net income                                                8,770                 8,770      $8,770
   Other comprehensive income, net of tax:
     Cumulative effect of change in accounting principle                 337         337         337
     Change in unrealized loss on securities, net of tax
     and reclassification adjustments (Note A):                          590         590         590
                                                                                         ---------------
Comprehensive income                                                                          $9,697
                                      ---------------------------------------------------===============
Balance, December 31, 1998            7,050,990   48,838    22,257       934      72,029
Exercise of Common Stock options        106,440    1,074                           1,074
Repurchase of Common Stock               (5,101)     (35)      (51)                  (86)
Common  Stock  cash dividends                               (4,996)               (4,996)
Stock option amortization                            166                             166

Comprehensive income:
   Net income                                               11,403                11,403     $11,403
   Other comprehensive income, net of tax:
     Change in unrealized gain on securities, net of tax
     and reclassification adjustments (Note A):                       (6,467)     (6,467)     (6,467)
                                                                                         ---------------
Comprehensive income                                                                          $4,936
                                      ---------------------------------------------------===============
Balance, December 31, 1999            7,152,329   50,043    28,613    (5,533)     73,123
Exercise of Common Stock options         78,625      665                             665
Repurchase of Common Stock              (49,728)    (349)     (427)                 (776)
Common  Stock  cash dividends                               (5,680)               (5,680)
Stock option amortization                             69                              69

Comprehensive income:
   Net income                                               12,623                12,623     $12,623
   Other comprehensive income, net of tax:
   Change in unrealized gain on securities, net of tax
   and reclassification adjustments (Note A):                          5,209       5,209       5,209
                                                                                         ---------------
Comprehensive income                                                                         $17,832
                                      ---------------------------------------------------===============
Balance, December 31, 2000            7,181,226  $50,428   $35,129     ($324)    $85,233
                                      ==================================================



See Notes to Consolidated Financial Statements




CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                                                            Years ended December 31,
                                                                                     2000             1999            1998
Operating activities:
  Net income                                                                      $12,623         $ 11,403        $  8,770
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses                                                     5,000            3,550           4,200
      Provision for losses on other real estate owned                                  25               10             377
      Provision for premises impairment and lease loss                                 --               --             175
      Depreciation and amortization                                                 2,641            2,615           2,611
     Amortization of intangible assets                                                965            1,135           1,338
      (Accretion) amortization of investment
        security (discounts) premiums, net                                            217              538             128
      Deferred income taxes                                                          (650)            (410)         (2,084)
      Investment security gains, net                                                   --              (24)           (316)
      Gain on receipt of insurance company stock                                   (1,510)              --              --
      Gain on sale of loans                                                          (525)            (800)           (497)
      (Gain) loss on sale of other real estate owned, net                             (83)            (178)             96
      Amortization of stock options                                                    69              166             166
      Change in assets and liabilities:
           Increase in interest receivable                                           (859)            (255)           (120)
           Increase (decrease) in interest payable                                  1,052              330            (176)
         (Increase) decrease in other assets and liabilities                         (127)          (2,481)            678
                                                                                 ------------------------------------------
        Net cash provided by operating activities                                  18,838           15,599          15,346

Investing activities :
  Proceeds from maturities of securities held-to-maturity                              --               --          18,523
  Proceeds from maturities of securities available-for-sale                        39,663           64,496          82,214
  Proceeds from sales of securities available-for-sale                                 --           14,137          87,094
  Purchases of securities available-for-sale                                      (27,567)         (41,372)       (199,335)
  Net increase in loans                                                           (57,805)         (56,138)        (86,066)
  Purchases of premises and equipment                                              (2,998)          (2,058)         (1,225)
  Proceeds from sale of other real estate owned                                       928            1,268           1,711
  Proceeds from sale of premises and equipment                                         40               44           1,110
  Proceeds from sale of real estate properties                                         --               --             554
                                                                                 ------------------------------------------
        Net cash used by investing activities                                     (47,739)         (19,623)        (95,420)

Financing activities:
  Net increase in deposits                                                         43,722           24,937          45,079
  Net increase (decrease) in federal funds borrowed                                   500          (14,000)         (1,300)
  Borrowings under long-term debt agreements                                       35,000           21,000          31,500
  Payments of principal on long-term debt agreements                              (46,522)         (13,419)         (5,016)
  Repurchase of Common Stock                                                         (776)             (86)            (60)
  Cash dividends - Common                                                          (5,680)          (4,996)         (3,430)
  Issuance of Common Stock                                                            411              541             308
                                                                                 ------------------------------------------
        Net cash provided by financing activities                                  26,655           13,977          67,081
                                                                                 ------------------------------------------
        Increase (decrease) in cash and cash equivalents                           (2,246)           9,953         (12,993)

Cash and cash equivalents at beginning of year                                     60,436           50,483          63,476
                                                                                 ------------------------------------------
Cash and cash equivalents at end of year                                         $ 58,190         $ 60,436        $ 50,483
                                                                                 ==========================================




Supplemental information:
  Cash paid for taxes                                                           $   7,573        $   7,240       $   6,965
  Cash paid for interest expense                                                 $ 27,491         $ 24,040        $ 25,472
  Non-cash assets acquired through foreclosure                                  $   1,551       $      673      $      644

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2000, 1999 and1998

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

Nature of Operations
     The Company operates 30 branch offices and 7 in-store branch offices in the California counties of Butte, Del Norte, Glenn, Kern, Lake, Lassen, Madera,
Mendocino, Merced, Nevada, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare and Yuba. The Company's operating policy since its inception has emphasized retail banking. Most of the Company's customers are retail customers and small to medium sized businesses.

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

Securities
     The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. In 2000 and 1999, the Company did not have any securities classified as trading.
     Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of other comprehensive income in shareholders' equity until realized.
     Premiums  and  discounts  are  amortized  or accreted  over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.
Realized gains and losses for securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold.
     Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.
     The adoption of SFAS 133 did not materially impact the financial position or results of operations of the Company as the Company does not utilize derivative instruments in its operations or engage in any hedging activities. As allowed by the Statement, in connection with the adoption of SFAS 133, the Bank reclassified investment securities carried at $78,901,000 from the held-to-maturity classification to the available-for-sale classification. As a result of this transfer, an unrealized gain of $337,000, net of tax, was recognized in other comprehensive income as a cumulative effect of change in accounting principle.

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

Mortgage Operations
     The Company sold substantially all of its conforming long-term residential mortgage loans originated during 2000, 1999, and 1998 for cash proceeds equal to the fair value of the loans. The Company records originated mortgage servicing rights as assets by allocating the total cost basis between the loan and the servicing right based on their relative fair values.
     The recorded value of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. The Company assesses capitalized mortgage servicing rights for impairment based upon the fair value of those rights at each reporting date. For purposes of measuring impairment, the rights are stratified based upon the product type, term and interest rates. Fair value is determined by discounting estimated net future cash flows from mortgage servicing activities using discount rates that approximate current market rates and estimated prepayment rates, among other assumptions. The amount of impairment recognized, if any, is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value. Impairment, if any, is recognized through a valuation allowance for each individual stratum.
     At December 31, 2000, the Company had no mortgage loans held for sale. At December 31, 2000 and 1999, the Company serviced real estate mortgage loans for others of $149 million and $149 million, respectively.

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

The changes in the components of other comprehensive income for the years ended December 31, 2000, 1999, and 1998 are reported as follows:

                                                                                     2000             1999            1998

                                                                                                 (in thousands)

     Unrealized gain (loss) arising during the period, net of tax                  $5,209          $(6,452)         $1,128
     Reclassification adjustment for net realized gains
       on securities available for sale included in net
       income during the year, net of tax of $0 , $9 and
        $115, respectively                                                             --              (15)           (201)
                                                                                  -----------------------------------------
                                                                                   $5,209          $(6,467)           $927
                                                                                  =========================================

Reclassifications
     Certain amounts previously reported in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation. These reclassifications did not affect previously reported net income or total shareholders' equity.

Note B - Restricted Cash Balances

Reserves (in the form of deposits with the Federal Reserve Bank) of $500,000 were maintained to satisfy Federal regulatory requirements at December 31, 2000 and December 31, 1999. These reserves are included in cash and due from banks in the accompanying balance sheet.

Note C - Investment Securities

The amortized cost and estimated fair values of investments in debt securities are summarized in the following tables:

                                                                                     December 31, 2000
                                                                                  Gross            Gross         Estimated
                                                              Amortized        Unrealized       Unrealized         Fair
                                                                Cost              Gains           Losses           Value
                                                              ------------------------------------------------------------
                                                                                      (in thousands)
Securities Available-for-Sale
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies                     $31,308              $35             $(170)       $31,173
Obligations of states and political subdivisions                 44,721              778              (123)        45,376
Mortgage-backed securities                                      136,410               31            (1,355)       135,086
Other securities                                                 17,183            1,831            (1,539)        17,475
                                                              ------------------------------------------------------------
    Totals                                                     $229,622           $2,675           $(3,187)      $229,110
                                                              ============================================================


                                                                                     December 31, 1999
                                                                                  Gross            Gross         Estimated
                                                              Amortized        Unrealized       Unrealized         Fair
                                                                Cost              Gains           Losses           Value
                                                               -----------------------------------------------------------
                                                                                      (in thousands)
Securities Available-for-Sale
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies                     $31,447              $16         $    (887)       $30,576
Obligations of states and political subdivisions                 44,969               40            (2,394)        42,615
Mortgage-backed securities                                      137,980                1            (5,392)       132,589
Other securities                                                 26,029              170              (271)        25,928
                                                               -----------------------------------------------------------
    Totals                                                     $240,425             $227           $(8,944)      $231,708
                                                               ===========================================================


     The amortized cost and estimated fair value of debt securities at December 31, 2000 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      Estimated
                                              Amortized                 Fair
                                                Cost                    Value
                                                        (in thousands)
Securities Available-for-Sale
Due in one year                                 $5,305                    $5,299
Due after one year through five years           29,687                    29,605
Due after five years through ten years          48,958                    48,594
Due after ten years                            140,215                   138,323
                                             -----------------------------------
Other Securities                                 5,457                     7,289
                                             -----------------------------------
Totals                                        $229,622                  $229,110
                                             ===================================

     Proceeds from sales of securities available-for-sale were as follows:

                            Gross             Gross             Gross
For the Year              Proceeds            Gains            Losses
                                         (in thousands)

     2000                  $    --             $  --            $  --
     1999                  $14,137             $  24            $  --
     1998                  $87,094              $331            $  15


     Investment securities with an aggregate carrying value of $128,500,000 and $106,585,000 at December 31, 2000 and 1999, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

Note D - Allowance for Loan Losses

     Activity in the allowance for loan losses was as follows:

                                                     Years Ended December 31,
                                              2000          1999          1998

                                                       (in thousands)
Balance, beginning of year                   $11,037       $8,206        $6,459
Provision for loan losses                      5,000        3,550         4,200
Loans charged off                             (4,705)      (1,082)       (2,755)
Recoveries of loans previously charged off       338          363           302
                                             ----------------------------------
Balance, end of year                         $11,670      $11,037        $8,206

     Loans  classified as  nonaccrual  amounted to  approximately  $ 12,262,000,
$1,758,000  and $1,045,000 at December 31, 2000,  1999, and 1998,  respectively.
These nonaccrual loans were classified as impaired and are included in the recorded balance in impaired loans for the respective years shown below. If interest on those loans had been accrued, such income would have been
approximately   $731,000,   $69,000  and  $220,000,  in  2000,  1999  and  1998,
respectively.

     As of December 31, the Company's recorded investment in impaired loans and the related valuation allowance were as follows (in thousands):

                                                             2000
                                              Recorded                 Valuation
                                             Investment                Allowance
Impaired loans -
  Valuation allowance required                $16,191                   $3,266
  No valuation allowance required              25,322
                                             -----------------------------------
    Total impaired loans                      $41,513                   $3,266


                                                             1999
                                              Recorded                 Valuation
                                             Investment                Allowance
Impaired loans -
  Valuation allowance required                   $649                     $215
  No valuation allowance required               3,943                       --
                                             -----------------------------------
    Total impaired loans                       $4,592                     $215


     This valuation allowance is included in the allowance for loan losses shown above for the respective year. The average recorded investment in impaired loans was $23,053,000, $5,147,000 and $9,459,000 for the years ended December 31,
2000, 1999 and 1998, respectively. The Company recognized interest income on impaired loans of $2,962,000, $371,000 and $565,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Note E - Premises and Equipment

     Premises and equipment were comprised of:
                                                December 31,
                                       2000                     1999
                                               (in thousands)
Premises                              $12,215                 $11,814
Furniture and equipment                15,180                  14,040

                                       27,395                  25,854
Less:
  Accumulated depreciation
    and amortization                  (14,181)                (13,372)

                                       13,214                  12,482
Land and land improvements              3,558                   3,561

                                      $16,772                 $16,043

     Depreciation and amortization of premises and equipment amounted to $2,152,000, $2,281,000 and $2,251,000 in 2000, 1999 and 1998, respectively.

Note F - Time Deposits

At December 31, 2000, the scheduled maturities of time deposits were as follows (in thousands):

                                                       Scheduled
                                                      Maturities

2001                                                    $285,427
2002                                                      12,796
2003                                                       5,992
2004                                                          20
2005 and thereafter                                          148
                                                       ---------
   Total                                                $304,383



Note G - Long-Term Debt and Other Borrowings

Long-term debt is as follows:
                                                                                                 December 31,
                                                                                             2000              1999
                                                                                                (in thousands)

FHLB loan, fixed rate of 5.41% payable on May 30, 2000                                   $     --           $20,000
FHLB loan, fixed rate of 5.84% payable on November 6, 2000                                     --             1,500
FHLB loan, fixed rate of 5.90% payable on January 16, 2001                                  1,000             1,000
FHLB loan, fixed rate of 7.36% payable on November 30, 2001                                10,000                --
FHLB loan, fixed rate of 5.41% payable on April 7, 2008, callable
   by FHLB on a quarterly basis beginning April 7, 2003                                    20,000            20,000
FHLB loan, fixed rate of 5.35% payable on December 9, 2008                                  1,500             1,500
FHLB loan, fixed rate of 5.77% payable on February 23, 2009                                 1,000             1,000
Capital lease obligation on premises, effective rate of 13% payable
  monthly in varying amounts through December 1, 2009                                         483               505
                                                                                          -------------------------
Total long-term debt                                                                      $33,983           $45,505



     The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at December 31, 2000, this line provided for maximum borrowings of $117,121,000 of which
$33,500,000 was outstanding, leaving $83,621,000 available. The maximum month-end outstanding balances of short term reverse repurchase agreements in 2000 and 1999 were $16,611,000 and $5,000,000, respectively. The Company has available unused lines of credit totaling $64,500,000 for Federal funds transactions at December 31, 2000.

Note H - Commitments and Contingencies (See also Note P)

     At December 31, 2000, future minimum commitments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:

                                              Capital              Operating
                                              Leases                 Leases
                                                     (in thousands)

2001                                           $   88               $1,000
2002                                               89                  897
2003                                               90                  861
2004                                               91                  744
2005                                               92                  552
Thereafter                                        379                2,495
                                               ---------------------------
Future minimum lease payments                     829               $6,549
Less amount representing interest                 346
                                               ---------------------------
Present value of future lease payments          $ 483

     Rent expense under operating leases was $971,000 in 2000, $1,013,000 in 1999, and $1,066,000 in 1998.

     The Company is a defendant in legal actions arising from normal business activities. Management believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company's financial position or results from operations.

Note I - Dividend Restrictions

     The Bank paid to the Company cash dividends in the aggregate amounts of $7,118,000, $5,170,000 and $3,650,000 in 2000, 1999 and 1998, respectively. The
Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Financial Institutions. California banking laws limit the Bank's ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this regulation, at December 31, 2000, the Bank may pay dividends of $17,867,000.

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

Stock option activity is summarized in the following table:
                                                                        Weighted      Weighted
                                                                         Average       Average
                                   Number           Option Price        Exercise     Fair Value
                                 Of Shares*           Per Share           Price       of Grants
Outstanding at
   December 31, 1997               671,357       $4.95   to  $18.25       $5.65
     Options exercised             (60,125)       4.95   to   18.25        5.12
     Options forfeited              (1,350)      18.25   to   18.25       18.25
Outstanding at
   December 31, 1998               609,882        4.95   to   18.25        7.37
     Options exercised            (106,440)       4.95   to    5.24        5.09
     Options forfeited              (2,551)       5.24   to   18.25       12.89
Outstanding at
   December 31, 1999               500,891        4.95   to   18.25        7.82
     Options granted               118,900       16.13   to   16.13       16.13         $3.99
     Options exercised             (78,625)       5.24   to    5.24        5.24
     Options forfeited                (750)      18.25   to   18.25       18.25
Outstanding at
   December 31, 2000               540,416       $4.95   to  $18.25      $10.01

*Adjusted for the 3-for-2 Common Stock split effected October 30, 1998.



     Of the stock options outstanding as of December 31, 2000, options on 426,902 shares were exercisable at a weighted average price of $8.38.
     The Company has stock options outstanding under the four option plans described above. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized except for the options granted under the 1993 plan. The Company recognized expense of $69,000,
$166,000,  and  $166,000  for the 1993  Plan  options  in 2000,  1999 and  1998, respectively. Had compensation cost for these plans been determined in accordance with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                2000        1999       1998
Net income                     As reported     $12,623      $11,403     $8,770
                                   Pro forma   $12,507      $11,330     $8,697
Basic earnings per share         As reported    $1.76         $1.60      $1.25
                                   Pro forma    $1.74         $1.59      $1.24
Diluted earnings per share       As reported    $1.72         $1.56      $1.21
                                   Pro forma    $1.70         $1.55      $1.20

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000: risk-free interest rate of 6.65%; expected dividend yield of 4.7%; expected life of 6 years; expected volatility of 30%. No options were granted in 1999 and 1998.



Note K - Other Noninterest Income and Expenses

     The components of other noninterest income were as follows:
                                                                                          Years Ended December 31,
                                                                                  2000              1999            1998
                                                                                               (in thousands)
Commissions on sale of investment and insurance products                       $ 2,784            $ 2,319         $ 2,066
Gain on sale of loans and leases                                                   525                800             497
Increase in cash value of insurance policies                                       657                373             336
Sale of customer checks                                                            286                283             263
Gain (loss) on sale of other real estate owned                                      83                178             (96)
Gain on sale of credit card portfolio                                               --                 --             897
Receipt of stock from insurance company demutualization                          1,510                 --              --
Other                                                                            1,316                997           1,203
                                                                               -------------------------------------------
     Total other noninterest income                                             $7,161             $4,950          $5,166


     The components of other noninterest expenses were as follows:
                                                                                          Years Ended December 31,
                                                                                  2000              1999            1998
                                                                                               (in thousands)
Equipment and data processing                                                   $3,376            $ 3,525         $ 3,551
Occupancy                                                                        2,587              2,456           2,353
Advertising                                                                      1,336                943             879
Professional fees                                                                1,005              1,027           1,046
Intangible amortization                                                            965              1,135           1,338
Telecommunications                                                                 957                906             976
Postage                                                                            486                552             548
Assessments                                                                        222                179             174
Net other real estate owned expense                                                127                 62             540
Provision for premises impairment and lease loss                                    --                 --             175
Operational losses                                                                 807                273             334
Other                                                                            6,115              5,938           5,975
                                                                               -------------------------------------------
     Total other noninterest expenses                                          $17,983            $16,996         $17,889


Note L - Income Taxes

     The current and deferred components of the income tax provision were comprised of:

                                          Years Ended December 31,
                                   2000             1999              1998
                                               (in thousands)
Current Tax Provision:
  Federal                        $5,890            $ 5,013          $ 5,245
  State                           1,997              1,931            1,888
                                 -------------------------------------------
    Total current                 7,887              6,944            7,133

Deferred Tax Benefit:
  Federal                          (511)              (152)          (1,621)
  State                            (139)              (258)            (463)
                                 -------------------------------------------
    Total deferred                 (650)              (410)          (2,084)
                                 -------------------------------------------
Total income taxes              $ 7,237            $ 6,534          $ 5,049

     Taxes recorded directly to shareholders' equity are not included in the preceding table. These taxes (benefits) relating to changes in the unrealized gains and losses on available-for-sale investment securities amounting to $2,996,000 in 2000, $(3,846,000) in 1999 and $657,000 in 1998, and benefits related to employee stock options of $243,000 in 2000, $246,000 in 1999 and $224,000 in 1998 were recorded directly to shareholders' equity.

     The provisions for income taxes applicable to income before taxes for the years ended December 31, 2000, 1999 and 1998 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

                                                       Years Ended December 31,
                                                    2000       1999       1998

Federal statutory income tax rate                   34.0%      34.0%      34.0%
State income taxes, net of federal tax benefit       6.2        6.3        6.8
Tax-exempt interest on municipal obligations        (3.9)      (3.9)      (4.1)
Other                                                0.1         --       (0.2)
                                                    ----------------------------
Effective Tax Rate                                  36.4%      36.4%      36.5%

     The components of the net deferred tax asset of the Company as of December 31, were as follows:

                                                    2000             1999
                                                        (in thousands)

Deferred Tax Assets:
  Loan losses                                    $ 5,015           $ 4,586
  Deferred compensation                            2,948             2,519
  Intangible amortization                            882               823
  Nonaccrual interest                                335                31
  Stock option amortization                          243               286
  Unrealized loss on securities                      188             3,184
  OREO write downs                                   181               266
  Other                                              323               816
                                                 --------------------------
    Total deferred tax assets                     10,115            12,511

Deferred Tax Liabilities:
  Securities income                                 (833)               --
  Securities accretion                              (384)             (299)
  Depreciation                                      (339)             (671)
  Capital leases                                    (105)             (101)
  State taxes                                        (36)             (351)
  Other                                                               (325)
                                                 --------------------------
    Total deferred tax liability                  (1,697)           (1,747)
                                                 --------------------------
    Net deferred tax asset                       $ 8,418           $10,764

Note M - Retirement Plans

     Substantially all employees with at least one year of service are covered by a discretionary employee stock ownership plan (ESOP). Contributions are made to the plan at the discretion of the Board of Directors. Contributions to the plan(s) totaling $842,000 in 2000, $881,000 in 1999, and $640,000 in 1998 are
included in salary expense.
     The Company has a supplemental retirement plan for directors and a supplemental executive retirement plan covering key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies ($7,938,000 and $7,247,000 at December 31, 2000 and 1999, respectively) to pay the retirement obligations.
     The Company has an Executive Deferred Compensation Plan, which allows directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies to pay the compensation obligations. At December 31, 2000 and 1999, the cash values exceeded the recorded liabilities.
      The following table sets forth the plans' status:
                                                             December 31,
                                                          2000          1999
                                                            (in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year                  $(4,378)       $(3,933)
Service cost                                                 (74)           (70)
Interest cost                                               (317)          (275)
Amendments                                                  (181)           (78)
Actuarial loss                                              (322)          (158)
Benefits paid                                                138            136
                                                        ------------------------
Benefit obligation at end of year                        $(5,134)       $(4,378)

Change in plan assets:
Fair value of plan assets at beginning of year          $     --       $     --

Fair value of plan assets at end of year                $     --       $     --

Funded status                                            $(5,134)       $(4,378)
Unrecognized net obligation existing at January 1, 1986      148            183
Unrecognized net actuarial loss                            1,264            983
Unrecognized prior service cost                              333            166
                                                        ------------------------
Accrued benefit cost                                     $(3,389)       $(3,046)


                                                       Years Ended December 31,
                                                     2000       1999        1998
                                                           (in thousands)
Net pension cost included the following components:
Service cost-benefits earned during the period       $  74      $  70      $  53
Interest cost on projected benefit obligation          317        275        256
Amortization of net obligation at transition            35         35         35
Amortization of prior service cost                      13         11         10
Recognized net actuarial loss                           41         43         47


Net periodic pension cost                             $480       $434       $401

The net periodic pension cost was determined using a discount rate assumption of 7.25% for 2000, 7.0% for 1999, and 7.0% for 1998, respectively. The rates of increase in compensation used in each year were 0% to 5%.

Note N - Earnings per Share

     The Company's basic and diluted earnings per share are as follows (in thousands except per share data):


                                                                        Year Ended December 31, 2000
                                                                        Weighted Average
                                                           Income            Shares          Per Share Amount
Basic Earnings per Share
   Net income available to common shareholders                $12,623        7,191,790               $1.76

Common stock options outstanding                                  --           148,939

Diluted Earnings per Share
   Net income available to common shareholders                $12,623        7,340,729               $1.72
                                                              =======        =========
                                                                        Year Ended December 31, 1999
                                                                        Weighted Average
                                                           Income            Shares          Per Share Amount

Basic Earnings per Share
   Net income available to common shareholders                $11,403        7,129,560               $1.60

Common stock options outstanding                                  --           188,960

Diluted Earnings per Share
   Net income available to common shareholders                $11,403        7,318,520               $1.56
                                                              =======        =========
                                                                        Year Ended December 31, 1998
                                                                        Weighted Average
                                                           Income            Shares          Per Share Amount
Basic Earnings per Share
   Net income available to common shareholders                 $8,770        7,017,306               $1.25

Common stock options outstanding                                  --           259,296

Diluted Earnings per Share
   Net income available to common shareholders                 $8,770        7,276,602               $1.21
                                                              =======        =========


Note O - Related Party Transactions

     Certain directors, officers, and companies with which they are associated were customers of, and had banking transactions with, the Company or its Subsidiary in the ordinary course of business. It is the Company's policy that all loans and commitments to lend to officers and directors be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers of the Bank.
     The following table summarizes the activity in these loans for 2000:

           Balance                                                     Balance
        December 31,          Advances/            Removed/        December 31,
            1999              New Loans            Payments            2000
                                      (in thousands)

           $9,912              $1,390               $4,779            $6,523


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

                                                    Contractual Amount
                                                       December 31,
                                                  2000              1999
                                                      (in thousands)
Financial instruments whose contract
  amounts represent credit risk:

  Commitments to extend credit:
    Commercial loans                             $79,808          $74,992
    Consumer loans                                55,528           49,735
    Real estate mortgage loans                       477              364
    Real estate construction loans                22,289           13,581
    Standby letters of credit                      1,229            1,988

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

Loans
     The fair value of variable rate loans is the current carrying value. The interest rates on these loans are regularly adjusted to market rates. The fair value of other types of fixed rate loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. The allowance for loan losses is a reasonable estimate of the valuation allowance needed to adjust computed fair values for credit quality of certain loans in the portfolio.

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

     The estimated fair values of the Company's financial instruments are as follows:
                                                        December 31, 2000
                                                   Carrying            Fair
Financial assets:                                   Amount            Value
                                                         (in thousands)
  Cash and cash equivalents                         $ 58,190         $ 58,190
  Securities:
    Available-for-sale                               229,110          229,110
  Loans, net                                         628,721          637,389
  Accrued interest receivable                          6,935            6,935

Financial liabilities:

  Deposits                                           837,832          795,101
  Federal funds purchased                                500              500
  Accrued interest payable                             5,245            5,245
  Long-term borrowings                                33,983           35,066

                                                        December 31, 1999
                                                   Carrying            Fair
Financial assets:                                   Amount            Value
                                                         (in thousands)
  Cash and cash equivalents                         $ 60,436         $ 60,436
  Securities:
    Available-for-sale                               231,708          231,708
  Loans, net                                         576,942          562,406
  Accrued interest receivable                          6,076            6,076

Financial liabilities:

  Deposits                                           794,110          735,559
  Federal funds purchased                                 --               --
  Accrued interest payable                             4,193            4,193
  Long-term borrowings                                45,505           44,244


Note S - TriCo Bancshares Financial Statements

TriCo Bancshares (Parent Only) Balance Sheets
                                                            December 31,
Assets                                                 2000             1999
                                                           (in thousands)
Cash                                                 $     272        $     161
Securities available-for-sale                              180              180
Investment in Tri Counties Bank                         83,457           71,855
Other assets                                             1,324              927
                                                     --------------------------
  Total assets                                         $85,233          $73,123
                                                     ==========================
Liabilities and shareholders' equity

  Total liabilities                                  $      --        $      --

Shareholders' equity:
Common stock, no par value:
    Authorized 20,000,000 shares;
    issued and outstanding 7,181,226
    and 7,152,329 shares, respectively               $  50,428        $  50,043
Retained earnings                                       35,129           28,613
Accumulated other comprehensive income (loss)             (324)          (5,533)
                                                     --------------------------
   Total shareholders' equity                           85,233           73,123
                                                     --------------------------
  Total liabilities and shareholders' equity           $85,233          $73,123
                                                     ==========================

Statements of Income                                    Years Ended December 31,
                                                       2000      1999      1998
                                                             (in thousands)
Interest income                                     $     18   $     1    $  --

Administration expense                                   980       385      369
                                                     ---------------------------
Loss before equity in net income of Tri Counties Bank (962) (384) (369) Equity in net income of Tri Counties Bank:
   Distributed                                         7,118     5,170    3,650
   Undistributed                                       6,070     6,459    5,338
Income tax credits                                       397       158      151
                                                     ---------------------------
   Net income                                        $12,623   $11,403   $8,770
                                                     ===========================


Statements of Cash Flows
                                                                                         Years ended December 31,
                                                                                 2000              1999             1998
                                                                                              (in thousands)

Operating activities:
  Net income                                                                   $12,623            $11,403          $8,770
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Undistributed equity in Tri Counties Bank                                 (6,070)            (6,459)         (5,338)
      Deferred income taxes                                                       (397)              (158)           (153)
      Decrease in other operating assets and liabilities                            --                 (8)            (76)

          Net cash provided by operating activities                              6,156              4,778           3,203

Investing activities:
  Purchases of securities available-for-sale                                        --               (180)             --

          Net cash used for investing activities                                    --               (180)             --

Financing activities:
  Issuance of common stock                                                         411                541             309
  Repurchase of common stock                                                      (776)               (86)            (60)
  Cash dividends - common                                                       (5,680)            (4,996)         (3,430)

          Net cash used for financing activities                                (6,045)            (4,541)         (3,181)

          Increase in cash and cash equivalents                                    111                 57              22

Cash and cash equivalents at beginning of year                                     161                104              82

Cash and cash equivalents at end of year                                        $  272             $  161          $  104


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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2000, that the Company meets all capital adequacy requirements to which it is subject.

     As of December 31, 2000, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that Management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                           To Be Well
                                                                                                        Capitalized Under
                                                                                 For Capital            Prompt Corrective
                                                        Actual                Adequacy Purposes         Action Provisions
                                                  Amount       Ratio           Amount      Ratio         Amount      Ratio
As of December 31, 2000:
Total Capital (to Risk Weighted Assets):
    Consolidated                                   $89,302    12.20%         =>$58,537    =>8.0%       =>$73,172   =>10.0%
    Tri Counties Bank                              $87,414    11.97%         =>$58,417    =>8.0%       =>$73,021   =>10.0%
Tier I Capital (to Risk Weighted Assets):
    Consolidated                                   $80,156    10.95%         =>$29,268    =>4.0%       =>$43,903   => 6.0%
    Tri Counties Bank                              $78,255    10.72%         =>$29,208    =>4.0%       =>$43,812   => 6.0%
Tier I Capital (to Average Assets):
    Consolidated                                   $80,156     8.41%         =>$38,128    =>4.0%       =>$47,660   => 5.0%
    Tri Counties Bank                              $78,255     8.22%         =>$38,069    =>4.0%       =>$47,587   => 5.0%


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

Note U - Summary of Quarterly Results of Operations (unaudited)

     The following table sets forth the results of operations for the four quarters of 2000 and 1999, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

                                                                    2000 Quarters Ended
                                                 December 31,      September 30,    June 30,     March 31,
                                                         (Dollars in thousands, except per share data)
Interest income                                        $19,887        $19,912        $18,960       $17,894
Interest expense                                         7,584          7,641          6,910         6,408
                                                      --------       --------       --------      --------
Net interest income                                     12,303         12,271         12,050        11,486
Provision for loan losses                                1,500          1,800            900           800
                                                      --------       --------       --------      --------
Net interest income after
     provision for loan losses                          10,803         10,471         11,150        10,686
Noninterest income                                       3,445          3,334          3,240         4,626
Noninterest expense                                     10,116          9,305          9,450         9,024
                                                      --------       --------       --------      --------
Income before income taxes                               4,132          4,500          4,940         6,288
Income tax expense                                       1,428          1,653          1,796         2,360
                                                      --------       --------       --------      --------
Net income                                             $ 2,704        $ 2,847        $ 3,144       $ 3,928
                                                       =======        =======        =======       =======

Per common share:
    Net income (diluted)                               $  0.37        $  0.39        $  0.43       $  0.54
                                                       =======        =======        =======       =======
    Dividends                                          $  0.20        $  0.20        $  0.20       $  0.19
                                                       =======        =======        =======       =======


                                                                    1999 Quarters Ended
                                                 December 31,      September 30,    June 30,     March 31,
(Dollars in thousands, except per share data)
Interest income                                        $18,092        $17,558        $16,594       $16,345
Interest expense                                         6,442          6,237          5,853         5,838
                                                      --------       --------       --------      --------
Net interest income                                     11,650         11,321         10,741        10,507
Provision for loan losses                                  965            875            870           840
                                                      --------       --------       --------      --------
Net interest income after
    provision for loan losses                           10,685         10,446          9,871         9,667
Noninterest income                                       2,923          2,848          3,368         2,962
Noninterest expense                                      8,820          8,640          8,887         8,486
                                                      --------       --------       --------      --------
Income before income taxes                               4,788          4,654          4,352         4,143
Income tax expense                                       1,703          1,721          1,601         1,509
                                                      --------       --------       --------      --------
Net income                                             $ 3,085        $ 2,933        $ 2,751       $ 2,634
                                                       =======        =======        =======       =======

Per common share:
    Net income (diluted)                               $  0.42        $  0.40        $  0.38       $  0.36
                                                       =======        =======        =======       =======
    Dividends                                          $  0.19        $  0.19        $  0.16       $  0.16
                                                       =======        =======        =======       =======


Note V - Business Segments

     The Company is principally engaged in traditional community banking activities provided through its 30 branches and 7 in-store branches located throughout Northern and Central California. Community banking activities include the Bank's commercial and retail lending, deposit gathering and investment and liquidity management activities. In addition to its community banking services, the Bank offers investment brokerage and leasing services. In 1998 and prior, the Company held investments in real estate through its wholly-owned subsidiary, TCB Real Estate. These activities are monitored and reported by Bank management as separate operating segments.
     The accounting policies of the segments are the same as those described in Note A. The Company evaluates segment performance based on net interest income, or profit or loss from operations, before income taxes not including nonrecurring gains and losses.
     As permitted under the Statement, the results of the separate branches have been aggregated into a single reportable segment, Community Banking. The Company's leasing, investment brokerage and real estate segments do not meet the prescribed aggregation or materiality criteria and therefore are reported as "Other" in the following table.
     Summarized financial information for the years ended December 31, 2000, 1999 and 1998 concerning the Bank's reportable segments is as follows:

                                Community
                                 Banking          Other         Total
2000
Net interest income             $  47,228       $   882      $  48,110
Noninterest income                 11,506         3,139         14,645
Noninterest expense                35,913         1,982         37,895
Net income                         11,328         1,295         12,623
Assets                           $956,447       $15,624       $972,071

1999
Net interest income             $  43,540       $   679      $  44,219
Noninterest income                  9,668         2,433         12,101
Noninterest expense                33,558         1,275         34,833
Net income                         10,237         1,166         11,403
Assets                           $915,890        $8,906       $924,796

1998
Net interest income             $  39,789       $    53      $  39,842
Noninterest income                 10,777         2,092         12,869
Noninterest expense                33,416         1,276         34,692
Net income                          8,203           567          8,770
Assets                           $901,580        $3,019       $904,599

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of TriCo Bancshares and Subsidiary:

     We have audited the accompanying consolidated balance sheets of TriCo Bancshares (a California corporation) and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriCo Bancshares and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with auditing standards generally accepted in the United States.



/s/ Arthur Andersen, LLP

San Francisco, California
January 17, 2001

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

Overview
     2000 was another outstanding year for TriCo Bancshares and Tri Counties Bank, and marked the Bank's twenty-fifth year of existence. During the year, the Company continued its expansion into the San Joaquin Valley with the opening of a branch in Modesto, and added to its presence north of Sacramento with the opening of a branch in Paradise. In 2000, the Bank also refocused and added resources to enhance its retail and small business banking delivery systems. At the same time the Bank was expanding, it was able to improve the profitability of its entire operation from the Oregon border to Bakersfield.
     Strong loan demand and expense control allowed the Bank to increase its loan to deposit ratio, net interest margin and efficiency ratio in 2000. 2000 was the third year in which every employee's compensation was tied to the financial performance of the employee's business unit, the business units they support, and the Bank overall. The combination of growth and increased internal cooperation resulted in a 10.7% increase in net income during 2000. Management believes the Bank is positioned to realize continued growth in earnings and returns for shareholders in 2001.
     The Company had earnings of $12,623,000 for the year ended December 31, 2000 versus $11,403,000 for 1999. Diluted earnings per share for the same years were $1.72 and $1.56, respectively.
     Net interest income for 2000 was $49,280,000 which was an increase of $3,907,000 (8.6%) over 1999. The interest income component of net interest income was up 11.6% to $77,823,000. Interest and fees on loans were up $8,766,000 (16.4%) to $62,161,000 as average loans outstanding increased $57,979,000 (10.2%) to $624,717,000 and the average earnings rate on loans increased 53 basis points to 9.95%. Interest income on investment securities and federal funds sold decreased $686,000 (4.2%) to $15,662,000 mostly due to lower average balances. Interest expense was up $4,173,000 (17.1%) to $28,543,000. This increase was due to an increase in the average rate paid on interest bearing liabilities from 3.57% to 4.05%, as well as an increase in average balances of interest bearing liabilities from $682,358,000 to $704,005,000. Net interest margin was 5.73% in 2000 versus 5.49% in 1999.
     The Bank provided $5,000,000 to the allowance for loan losses in 2000 compared to $3,550,000 in 1999. Net loan charge-offs in 2000 were $4,367,000 compared to $719,000 in 1999. At year-end 2000 and 1999 the allowance for loan losses as a percentage of gross loans was 1.82% and 1.88%, respectively.
     Noninterest income is comprised of "service charges and fees" and "other income". Service charge and fee income increased $357,000 (5.0%) to $7,484,000 in 2000 versus year ago results. Other income was up $2,187,000 (44.0%) to $7,161,000 from $4,974,000 in 1999. The increase in other income included a one-time pre-tax income item of $1,510,000. This one-time item represents the initial value of 88,796 common shares of John Hancock Financial Services, Inc.
(JHF) which the Bank received as a consequence of its ownership of certain insurance policies through John Hancock Mutual Life Insurance Company and John Hancock's conversion from a mutual company to a stock company. Also during 2000, income from the sale of mutual funds, annuities and insurance increased $465,000 (20.1%) to $2,784,000. Overall, noninterest income increased $2,544,000 (21.0%)
for the year to $14,645,000.

     Noninterest expenses increased $3,062,000 (8.8%) to $37,895,000 in 2000. The Company's efficiency ratio, which is noninterest expense divided by the sum of noninterest income and fully tax-equivalent net interest income, improved to 59.3% in 2000 from 60.6% in 1999.
     Salary and benefit expenses increased $2,075,000 (11.6%) to $19,912,000 in 2000. Incentive and commission related salary expenses increased $444,000 (24.3%) to $2,274,000 in 2000. Base salaries and benefits increased $1,631,000 (10.2%) in 2000. The increase in base salaries was mainly due to a 3.7% increase in average full time equivalent employees (FTEs) from 378 during 1999 to 392 during 2000, and an average annual base salary and benefits expense increase of 6.5% during 2000. The large increase in incentive and commission related salary expense was more than offset by revenue growth. These results are consistent with the Bank's strategy of working more efficiently with fewer employees who are compensated in part based on their business unit's performance. Other noninterest expenses increased $987,000 (5.8%) to $17,983,000 in 2000.
     Assets of the Company totaled $972,071,000 at December 31, 2000 which was an increase of $47,275,000 (5.1%) from 1999 ending balances.
     For 2000, the Company realized a return on assets of 1.35% and a return on shareholders' equity of 16.03% versus 1.26% and 15.59%, respectively, in 1999. The Company ended 2000 with a Tier 1 capital ratio of 11.0% and a total risk-based capital ratio of 12.2%.
     Management's continuing goal for the Bank is to deliver a full array of competitive products to its customers while maintaining the personalized customer service of a community bank. We believe this strategy will provide continued growth and the ability to achieve strong returns for our shareholders.



(A) Results of Operations

                                                                                 Years Ended December 31,
                                                                  2000         1999         1998         1997          1996
                                                                      (in thousands, except earnings per share amounts)
Interest income:
Interest and fees on loans                                  $   62,161   $   53,395   $   48,506   $   44,903    $  38,227
Interest on investment securities-taxable                       11,704       12,500       14,622       13,791       10,409
Interest on investment securities-tax exempt1                    3,420        3,383        2,809          958          207
Interest on federal funds sold                                     538          465          150          553          392
                                                            ----------------------------------------------------------------
  Total interest income                                         77,823       69,743       66,087       60,205       49,235

Interest expense:
Interest on deposits                                            25,003       21,277       22,865       22,682       17,201
Interest on short-term borrowing                                   623          386          816          537          359
Interest on long-term debt                                       2,917        2,707        1,615          716        1,619
                                                            ----------------------------------------------------------------
  Total interest expense                                        28,543       24,370       25,296       23,935       19,179
                                                            ----------------------------------------------------------------
  Net interest income                                           49,280       45,373       40,791       36,270       30,056

Provision for loan losses                                        5,000        3,550        4,200        3,000          777
                                                            ----------------------------------------------------------------
  Net interest income after provision
    for loan losses                                             44,280       41,823       36,591       33,270       29,279

Noninterest income:
Service charges, fees and other                                 14,645       12,077       12,553        9,548        6,636
Investment securities gains (losses), net                           --           24          316           18           --
                                                            ----------------------------------------------------------------
  Total noninterest income                                      14,645       12,101       12,869        9,566        6,636
Noninterest expenses:
Salaries and employee benefits                                  19,912       17,837       16,803       15,671       11,989
Other, net                                                      17,983       16,996       17,889       17,261       11,496
                                                            ----------------------------------------------------------------
  Total noninterest expenses                                    37,895       34,833       34,692       32,932       23,485
Net income before income taxes                                  21,030       19,091       14,768        9,904       12,430
Income taxes                                                     7,237        6,534        5,049        3,707        5,037
Tax equivalent adjustment2                                       1,170        1,154          949          328           87
                                                            ----------------------------------------------------------------
  Net income                                                   $12,623      $11,403     $  8,770     $  5,869     $  7,306
                                                            ================================================================
Basic earnings per common share2                             $   1.76     $    1.60    $    1.25    $    0.84    $    1.08
Diluted earnings per common share2                           $   1.72     $    1.56    $    1.21    $    0.81    $    1.04
Cash dividend paid per share                                 $   0.79     $    0.70    $    0.49    $    0.43    $    0.39

Selected Balance Sheet Information
Total Assets                                                  $972,071     $924,796     $904,599     $826,165     $694,859
Long-term Debt                                                 $33,983      $45,505      $37,924      $11,440      $24,281

1  Interest on tax-free securities is reported on a tax equivalent basis of 1.52  for 2000, 1.52 for 1999, 1.52 for 1998, 1.52 for
   1997, and 1.72 for 1996.
2  Restated on a historical basis to reflect the 3-for-2 stock split effected October 30, 1998.


Net Interest Income/Net Interest Margin
     Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.
     Net interest income for 2000 totaled $49,280,000 which was up $3,907,000 (8.6%) over the prior year. Interest income increased $8,080,000 (11.6%) to $77,823,000 in 2000. Average outstanding loan balances of $624,717,000 for 2000 reflected a 10.2% increase over 1999 balances. This increase in average loan balances contributed an additional $5,462,000 to interest income and was the major factor in the improvement in net interest income. The average yield received on loans rose 53 basis points to 9.95% which increased interest income by $3,304,000. This increase in average yield resulted from increases in market interest rates that began in 1999 and reached their high in the spring of 2000. Average balances of investment securities decreased $24,178,000 (9.7%) to $226,163,000. The lower volume of securities resulted in a decrease in interest income of $1,534,000. An increase of 35 basis points in the average tax effective yield on investments added $775,000 to interest income.
     Interest  expense  increased  $4,173,000  (17.1%) to  $28,543,000  in 2000.
Higher average balances of interest- bearing liabilities added $1,009,000 to interest expense in 2000 as compared to 1999, while a higher average rate paid for those balances increased interest expense by $3,164,000. Net interest margin for 2000 was 5.73% versus 5.49% in 1999.
     Net interest income for 1999 totaled $45,373,000 which was up $4,582,000 (11.2%) over the prior year. Average outstanding loan balances of $566,738,000 for 1999 reflected a 16.2% increase over 1998 balances. This increase contributed an additional $7,873,000 to interest income and was the major factor in the improvement in net interest income. The average yield received on loans fell 53 basis points to 9.42% which reduced interest income by $2,984,000. This decrease in average yield resulted from reductions in market interest rates that began in 1998 and reached their low in the spring of 1999 before beginning to rise in the fall of 1999. Average balances of investment securities decreased $31,706,000 (11.2%) to $250,341,000. The lower volume of securities resulted in a decrease in interest income of $1,959,000. An increase of 16 basis points in the average tax effective yield on investments added $411,000 to interest income.
     Interest expense decreased $926,000 (3.7%) to $24,370,000 in 1999. Higher average balances of interest- bearing liabilities added $1,225,000 to interest expense in 1999 as compared to 1998, while a lower average rate paid for those balances reduced interest expense by $2,151,000. Net interest margin for 1999 was 5.49% versus 5.28% in 1998.
     Table One, Analysis of Net Interest Margin on Earning Assets, and Table Two, Analysis of Volume and Rate Changes on Net Interest Income and Expenses, are provided to enable the reader to understand the components and past trends of the Bank's interest income and expenses. Table One provides an analysis of net interest margin on earning assets setting forth average assets, liabilities and shareholders' equity; interest income earned and interest expense paid and average rates earned and paid; and the net interest margin on earning assets. Table Two presents an analysis of volume and rate change on net interest income and expense.



Table One:  Analysis of Net Interest Margin on Earning Assets

                                          2000                             1999                             1998
                              Average              Yield/      Average              Yield/      Average             Yield/
Assets                       Balance1    Income     Rate      Balance1    Income     Rate      Balance1    Income    Rate
                                                                  (dollars in thousands)
Earning assets:
  Loans2,3                   $624,717    $62,161    9.95%     $566,738    $53,395    9.42%     $487,598    $48,506   9.95%
  Securities - taxable        181,316     11,704    6.46%      205,489     12,500    6.08%      245,499     14,622   5.96%
  Securities - nontaxable4     44,847      3,420    7.63%       44,852      3,383    7.54%       36,548      2,809   7.69%
  Federal funds sold            8,696        538    6.19%        8,733        465    5.32%        2,663        150   5.63%
                             ---------------------------------------------------------------------------------------------
    Total earning assets      859,576     77,823    9.05%      825,812     69,743    8.45%      772,308     66,087   8.56%

Cash and due from banks        39,295                           37,206                           33,819
Premises and equipment         16,622                           16,260                           17,448
Other assets, net              42,150                           37,210                           32,921
Less:  Unrealized gain
  (loss) on securities         (8,112)                          (3,508)                             355
Less:  Allowance for loan
  losses                      (11,741)                          (9,525)                          (7,270)
                             ---------                        ---------                        ---------
Total assets                 $937,790                         $903,455                         $849,581

Liabilities and
shareholders' equity
Interest-bearing demand
  deposits                   $149,412      2,360    1.58%     $145,558      2,287    1.57%     $137,001      2,932   2.14%
Savings deposits              218,286      6,837    3.13%      224,368      6,811    3.04%      212,291      6,473   3.05%
Time deposits                 278,968     15,806    5.67%      255,659     12,179    4.76%      257,805     13,460   5.22%
Federal funds purchased         7,753        524    6.76%        7,024        356    5.07%        8,025        446   5.56%
Repurchase agreements           1,508         99    6.56%          614         30    4.89%        6,474        370   5.72%
Long-term debt                 48,078      2,917    6.07%       49,135      2,707    5.51%       28,426      1,615   5.68%
                             ---------------------------------------------------------------------------------------------
    Total interest-bearing
      liabilities             704,005     28,543    4.05%      682,358     24,370    3.57%      650,022     25,296   3.89%
Noninterest-bearing
  deposits                    141,767                          135,511                          119,929
Other liabilities              13,277                           12,465                           11,109
Shareholders' equity           78,741                           73,121                           68,521
                             ---------                        ---------                        ---------
    Total liabilities and
    shareholders' equity     $937,790                         $903,455                         $849,581
Net interest rate spread5                           5.00%                            4.87%                           4.67%
Net interest income/net
  interest margin6                       $49,280    5.73%                 $45,373    5.49%                 $40,791   5.28%


1  Average balances are computed principally on the basis of daily balances.
2  Nonaccrual loans are included.
3 Interest income on loans includes fees on loans of $2,928,000 in 2000, $2,853,000 in 1999, and $2,958,000 in 1998.
4 Interest income is stated on a tax equivalent basis of 1.52 in 2000, 1999, and 1998.
5 Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
6 Net interest margin is computed by dividing net interest income by total average earning assets.


Table Two:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses

                                                           2000 over 1999                          1999 over 1998
                                                                 Yield/                                 Yield/
                                                  Volume         Rate 4      Total        Volume        Rate 4      Total
Increase (decrease) in                                                     (dollars in thousands)
  interest income:
    Loans1,2                                     $ 5,462        $ 3,304     $ 8,766      $ 7,873       $(2,984)    $ 4,889
    Investment securities3                        (1,534)           775        (759)      (1,959)          411      (1,548)
    Federal funds sold                                (2)            75          73          342           (27)        315
                                                  -------------------------------------------------------------------------
      Total                                        3,926          4,154       8,080        6,256        (2,600)      3,656
Increase (decrease) in
  interest expense:
    Demand deposits
      (interest-bearing)                              61             12          73          183          (828)       (645)
    Savings deposits                                (185)           211          26          368           (30)        338
    Time deposits                                  1,110          2,517       3,627         (112)       (1,169)     (1,281)
    Federal funds purchased                           37            131         168          (56)          (34)        (90)
    Repurchase agreements                             44             25          69         (335)           (5)       (340)
    Long-term borrowings                             (58)           268         210        1,177           (85)      1,092
                                                  -------------------------------------------------------------------------
      Total                                        1,009          3,164       4,173        1,225        (2,151)       (926)
                                                  -------------------------------------------------------------------------
Increase (decrease) in
  net interest income                            $ 2,917         $  990     $ 3,907      $ 5,031        $ (449)    $ 4,582

1  Nonaccrual loans are included.
2 Interest income on loans includes fees on loans of $2,928,000 in 2000, $2,853,000 in 1999, and $2,958,000 in 1998.
3 Interest income is stated on a tax equivalent basis of 1.52 in 2000, 1999, and 1998.
4  The rate/volume variance has been included in the rate variance.


Provision for Loan Losses
     In  2000,  the  Bank  provided  $5,000,000  for  loan  losses  compared  to
$3,550,000  in  1999.  Net  loan  charge-offs  increased  $3,648,000  (507%)  to
$4,367,000 during 2000. Included in the $4,367,000 of net loan charge-offs during 2000 is $3,800,000 of charge-offs on a group of agricultural related loans to one borrower. As of December 31, 2000, the Company's recorded net book value for this nonperforming loan relationship after charge-offs was approximately $8,400,000. Net charge-offs of consumer installment loans decreased $63,000 (56%). Net charge-offs of commercial, financial and agricultural loans increased $3,631,000 (675%), while net charge-offs of real estate mortgage loans increased $80,000 (116%). The 2000 charge-offs represented 0.70% of average loans outstanding versus 0.13% the prior year. Nonperforming loans were 2.29% of total loans at year end versus 0.46% in 1999. The ratio of allowance for loan losses to nonperforming loans was 80% versus 412% at the end of 1999.
     In 1999, the Bank provided $3,550,000 for loan losses compared to $4,200,000 in 1998. Net loan charge-offs decreased $1,734,000 (70.7%) to
$719,000 during 1999. Net charge-offs of consumer installment loans decreased $460,000 (80.4%) mainly due to the sale of the Bank's credit card portfolio in May 1998. Net charge-offs of commercial, financial and agricultural loans decreased $1,163,000 (68.4%), while net charge-offs of real estate mortgage loans decreased $111,000 (61.7%). The 1999 charge-offs represented 0.13% of average loans outstanding versus 0.50% the prior year. Nonperforming loans were 0.46% of total loans at year end versus 0.31% in 1998. The ratio of allowance for loan losses to nonperforming loans was 412% versus 493% at the end of 1998 (See balance sheet analysis "Nonaccrual, Past Due and Restructured Loans" for further discussion).

Service Charges and Fees and Other Income
     For 2000, service charge and fee income increased $357,000 (5.0%) to $7,484,000 compared to $7,127,000 in 1999. This increase was due mainly to increased ATM fees. Other income was up $2,187,000 (44.0%) to $7,161,000 from $4,974,000 in 1999. The increase in other income included a one-time pre-tax income item of $1,510,000 from the receipt of common stock. This one-time item represents the initial value of 88,796 common shares of John Hancock Financial Services, Inc. (JHF) which the Bank received as a consequence of its ownership of certain insurance policies through John Hancock Mutual Life Insurance Company and John Hancock's conversion from a mutual company to a stock company. The Bank continues to own the JHF shares in its securities available-for-sale, and as of December 31, 2000 has recorded an additional $1,831,000 unrealized gain since the receipt of these shares. Significant changes in the following items also contributed to the net increase in other income: commissions on non-deposit investment product sales increased $465,000 to $2,784,000, income from the increase in cash value of insurance policies increased $284,000 to $657,000, and gain on sale of loans decreased $275,000 to $525,000. Overall, noninterest income increased $2,544,000 (21.0%) for the year to $14,645,000.
     For 1999, service charge and fee income decreased $260,000 (3.5%) to $7,127,000 compared to $7,387,000 in 1998. This decrease was mainly due to $283,000 of non-recurring credit card related fee income that was recorded subsequent to the sale of the Bank's credit card portfolio in May of 1998. Other income was down $508,000 (9.3%) to $4,974,000 from $5,482,000 in 1998. The decrease in other income included a gain on sale of the credit card portfolio of $897,000 in 1998, gain on the sale of investments of $24,000 in 1999 compared to $316,000 in 1998, gain on sale of loans of $800,000 in 1999 versus $497,000 in
1998, and income from the sale of mutual funds, annuities and insurance of $2,318,000 in 1999 compared to $2,066,000 in 1998. Overall, noninterest income decreased $768,000 (6.0%) for the year to $12,101,000. Excluding the effect of the credit card portfolio, which was sold in May 1998, noninterest income would have increased $412,000 (3.5%) to $12,101,000 in 1999 versus $11,689,000 in
1998.

Securities Transactions
     During 2000 the Bank had no sales of securities. Also during 2000, the Bank received proceeds from maturities of securities totaling $39,663,000, and used $29,077,000 to purchase securities.
     For 1999 the Bank realized net gains of $24,000 on the sale of securities with market values of $14,137,000. In addition, the Bank received proceeds from maturities of securities totaling $64,496,000. During 1999 the Bank purchased $41,372,000 of securities.

Salaries and Benefits
     Salary and benefit expenses increased $2,075,000 (11.6%) to $19,912,000 in 2000. Incentive and commission related salary expenses increased $444,000 (24.3%) to $2,274,000 in 2000. Base salaries and benefits increased $1,631,000 (10.2%) in 2000. The increase in base salaries was mainly due to a 3.7% increase in average full time equivalent employees (FTEs) from 378 during 1999 to 392 during 2000, and an average annual base salary and benefits expense increase of 6.5% during 2000. The large increase in incentive and commission related salary expense was more than offset by revenue growth. These results are consistent with the Bank's strategy of working more efficiently with fewer employees who are compensated in part based on their business unit's performance or on their ability to generate revenue.
     Salary and benefit expenses increased $1,034,000 (6.2%) to $17,837,000 in 1999. Base salaries increased $528,000 (4.5%). Average full time equivalent employees were 378 in 1999 versus 376 in 1998. Incentive and commission related salary expenses increased $328,000 (21.8%) to $1,830,000 in 1999.

Other Expenses
     Other  expenses   increased   $987,000   (5.8%)  to  $17,983,000  in  2000.
Approximately $534,000 of the increase was due to operational losses that went from $273,000 in 1999 to $807,000 in 2000. Contributing to the increase in operational losses during 2000 was a $434,000 fraud loss due to a single deposit relationship that was identified in the fourth quarter of 2000. Advertising expense increased $390,000 to $1,336,000 in 2000. Intangible asset amortization decreased $170,000 in 2000 to $965,000.
     Other  expenses   decreased   $893,000   (5.0%)  to  $16,996,000  in  1999.
Approximately $478,000 of the decrease was due to reduced expenses and provisions related to other real estate owned which decreased to $62,000 in 1999 from $540,000 in 1998. Intangible asset amortization decreased $203,000 in 1999 to $1,135,000.

Provision for Taxes
     The effective tax rate on income was 36.4%, 36.4%, and 36.5% in 2000, 1999, and 1998, respectively. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $1,857,000, $1,680,000, and $1,425,000, in these years. Tax-free income of $2,250,000, $2,229,000, and
$1,860,000 from investment securities in these years helped to reduce the effective tax rate.

Return on Average Assets and Equity
     The following table sets forth certain ratios for the Company for the last three years (using average balance sheet data):
                                               2000        1999          1998

Return on total assets                        1.35%        1.26%         1.03%
Return on shareholders' equity               16.03%       15.59%        12.80%
Shareholders' equity to total assets          8.78%        8.09%         8.07%
Common shareholders' dividend payout ratio   45.00%       43.81%        39.11%

     During 2000, return on assets increased to 1.35% from 1.26% in 1999. The increase in ROA was due to increased productivity and the Bank's continued loan growth. The Company's efficiency ratio (noninterest expense divided by net interest income plus noninterest income) improved to 59.3% in 2000 from 60.6% in 1999. Return on assets increased in 1999 to 1.26% from the 1.03% achieved in 1998.
     Return on shareholders' equity increased to 16.03% in 2000 from 15.59% in 1999. The higher ROE in 2000 resulted from average capital increasing 7.7% while net income increased 10.7%. In 1999, return on shareholders' equity increased to 15.59% from 12.80% in 1998. The higher ROE in 1999 was due to a 30.0% increase in net income while average shareholders' equity increased only 6.7%.
     In 2000, the average shareholders' equity to average asset ratio increased to 8.78% from 8.09%. The shareholders' average equity to average assets ratio for 1999 increased to 8.09% from 8.07% for 1998.
     In 2000, dividends paid to common shareholders totaled $5,680,000 compared to $4,996,000 in 1999. The resulting common shareholders' dividend payout ratio of 45.0% in 2000 compared to 43.8% in 1999.

(B) Balance Sheet Analysis
Loans
     The Bank concentrates its lending activities in four principal areas: commercial loans (including agricultural loans), consumer loans, real estate mortgage loans (residential and commercial loans and mortgage loans originated for sale), and real estate construction loans. At December 31, 2000, these four categories accounted for approximately 43%, 16%, 35%, and 6% of the Bank's loan portfolio, respectively, as compared to 45%, 13%, 35%, and 7%, at December 31, 1999. The shift in the percentages was primarily due to the Bank's efforts to increase its consumer loan portfolio during 2000. The interest rates charged for the loans made by the Bank vary with the degree of risk, the size and maturity of the loans, the borrower's relationship with the Bank and prevailing money market rates indicative of the Bank's cost of funds.
     The majority of the Bank's loans are direct loans made to individuals, farmers and local businesses. The Bank relies substantially on local promotional activity, personal contacts by bank officers, directors and employees to compete with other financial institutions. The Bank makes loans to borrowers whose applications include a sound purpose, a viable repayment source and a plan of repayment established at inception and generally backed by a secondary source of repayment.
     At December 31, 2000 loans totaled $640,391,000 which was an 8.9% ($52,412,000) increase over the balances at the end of 1999. Demand for commercial and agriculture related loans was strong in 2000. Demand for residential mortgage loans decreased significantly starting in the fall of 1999, and was replaced somewhat by demand for home equity loans, which the Bank classifies as consumer loans. The average loan to deposit ratio in 2000 was 79.2% compared to 74.5% in 1999.

     At December 31, 1999, loans totaled $587,979,000 which was a 10.4% ($55,546,000) increase over the balances at the end of 1998. Demand for commercial and agriculture related loans was strong in 1999. Total loan balances at the Bank's southernmost branches, which include its Sacramento office and its San JoaquinValley offices, increased $56,105,000 to $113,128,000 during 1999 while loan balances at the Bank's northern branches decreased $559,000 to $474,851,000 in 1999. From January 1999 to July 1999, the Bank sold approximately $26,275,000 of fixed rate residential mortgage loans out of its loan portfolio that were originated prior to December 31, 1998. Excluding the sale of these fixed rate residential mortgage loans, loan balances in the Bank's northern branches would have increased approximately $25,716,000 in 1999. The average loan to deposit ratio in 1999 was 74.5% compared to 67.2% in 1998.



Loan Portfolio Composite

                                                                       December 31,
                                                  2000           1999            1998           1997           1996
                                                                       (dollars in thousands)
Commercial, financial and
 agricultural                                  $277,935        $262,916       $211,773       $165,813        $176,868
Consumer installment                            101,548          79,589         72,512         87,950          75,498
Real estate mortgage                            222,909         207,197        211,072        160,954         160,575
Real estate construction                         37,999          38,277         37,076         34,250          26,348
                                               ----------------------------------------------------------------------
    Total loans                                $640,391        $587,979       $532,433       $448,967        $439,289


Nonaccrual, Past Due and Restructured Loans
     During 2000, nonperforming assets increased $11,227,000 (326%) to a total of $14,668,000. Nonperforming loans increased $10,546,000 (393%) to $13,227,000, and other real estate owned (OREO) increased $681,000 (90%) to $1,441,000 during 2000. The ratio of nonperforming loans to total loans at December 31, 2000 was 2.07% versus 0.46% at the end of 1999. Included in the balance of nonperforming loans at December 31, 2000 is $8,400,000 that represents the Company's recorded net book value for a group of agricultural related loans to one borrower. The Company believes the problems with this loan relationship are not applicable to the Company's agriculture loan portfolio generally as the Company believes that the weakness in this loan relationship was not due to crop failure or overall weakness in the agriculture sectors in which this borrower operates. Rather, the Company believes the losses on this loan relationship is unique to this particular borrower. Excluding the large nonperforming loan relationship noted above, the ratio of nonperforming loans to total loans at December 31, 2000 would have been 0.75%. Classifications of nonperforming loans as a percent of the total at the end of 2000 were as follows: secured by real estate, 57%; loans to farmers, 40%; commercial loans, 2.5%; and consumer loans, 0.5%.
     During 1999, nonperforming assets increased $364,000 (11.8%) to a total of $3,441,000. Nonperforming loans increased $1,016,000 (61.0%) to $2,681,000, and other real estate owned (OREO) decreased $652,000 (46.2%) to $760,000 during 1999. The ratio of nonperforming loans to total loans at December 31, 1999 was 0.46% versus 0.31% at the end of 1998. The continued low ratio of nonperforming loans to total loans was due in part to favorable economic conditions and three years of operation under an enhanced system, which focuses on early identification of problem loans followed by prompt action to ensure performance or charge-off of the loan. Classifications of nonperforming loans as a percent of the total at the end of 1999 were as follows: secured by real estate, 84%; loans to farmers, 11%; commercial loans, 3%; and consumer loans, 2%.
     Commercial, real estate and consumer loans are reviewed on an individual basis for reclassification to nonaccrual status when any one of the following occurs: the loan becomes 90 days past due as to interest or principal, the full and timely collection of additional interest or principal becomes uncertain, the loan is classified as doubtful by internal credit review or bank regulatory agencies, a portion of the principal balance has been charged off, or the Bank takes possession of the collateral. The reclassification of loans as nonaccrual does not necessarily reflect Management's judgment as to whether they are collectible.

     Interest income is not accrued on loans where Management has determined that the borrowers will be unable to meet contractual principal and/or interest obligations, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual, any previously accrued but unpaid interest is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection on principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of Management, the loans are estimated to be fully collectible as to both principal and interest.
     Interest income on nonaccrual loans, which would have been recognized during the year, ended December 31, 2000, if all such loans had been current in accordance with their original terms, totaled $1,824,000. Interest income actually recognized on these loans in 2000 was $1,093,000.
     The Bank's policy is to place loans 90 days or more past due on nonaccrual status. In some instances when a loan is 90 days past due Management does not place it on nonaccrual status because the loan is well secured and in the process of collection. A loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 30 days. Loans where the collateral has been repossessed are classified as OREO or, if the collateral is personal property, the loan is classified as other assets on the Company's financial statements.
     Management considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans. Alternatives that are considered are foreclosure, collecting on guarantees, restructuring the loan or collection lawsuits.
     The following table sets forth the amount of the Bank's nonperforming assets as of the dates indicated:

                                                                               December 31,
                                                2000             1999              1998              1997            1996
                                                                          (dollars in thousands)

Nonaccrual loans                              $12,262           $ 1,758          $ 1,045           $ 4,721         $ 9,044
Accruing loans past due
  90 days or more                                 965               923              620               528              20
                                              ----------------------------------------------------------------------------
    Total nonperforming loans                 $13,227             2,681            1,665             5,249           9,064
Other real estate owned                         1,441               760            1,412             2,230           1,389
                                              ----------------------------------------------------------------------------
    Total nonperforming assets                $14,668           $ 3,441          $ 3,077           $ 7,479         $10,453

Nonincome producing investments
  in real estate held by Bank's real
  estate development subsidiary               $    --          $    --        $    --              $   856         $ 1,173

Nonperforming loans to total loans               2.07%            0.46%             0.31%             1.17%           2.06%
Allowance for loan losses to nonper-
  forming loans                                    88%              412%             493%              123%             67%
Nonperforming assets to total assets             1.51%            0.37%             0.34%             0.91%           1.50%
Allowance for loan losses to nonper-
  forming assets                                   80%              321%             267%               86%            58%


Allowance for Loan Losses
     Credit risk is inherent in the business of lending. As a result, the Company maintains an Allowance for Loan Losses to absorb losses inherent in the Company's loan and lease portfolio. This is maintained through periodic charges to earnings. These charges are shown in the Consolidated Income Statements as provision for loan losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance. However, for a variety of reasons, not all losses are immediately known to the Company and, of those that are known, the full extent of the loss may not be quantifiable at that point in time. The balance of the Company's Allowance for Loan Losses is meant to be an estimate of these unknown but probable losses inherent in the portfolio.
     For the remainder of this discussion, "loans" shall include all loans and lease contracts, which are a part of the Bank's portfolio.

Assessment of the Adequacy of the Allowance for Loan Losses
     The Company formally assesses the adequacy of the allowance on a quarterly basis. Determination of the adequacy is based on ongoing assessments of the probable risk in the outstanding loan and lease portfolio, and to a lesser extent the Company's loan and lease commitments. These assessments include the periodic re-grading of credits based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment, growth of the portfolio as a whole or by segment, and other factors as warranted. Loans are initially graded when originated. They are re-graded as they are renewed, when there is a new loan to the same borrower, when identified facts demonstrate heightened risk of nonpayment, or if they become delinquent. Re-grading of larger problem loans occurs at least quarterly. Confirmation of the quality of the grading process is obtained by independent credit reviews conducted by consultants specifically hired for this purpose and by various bank regulatory agencies.
     The Company's method for assessing the appropriateness of the allowance includes specific allowances for identified problem loans and leases, formula allowance factors for pools of credits, and allowances for changing environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowances for identified problem loans are based on specific analysis of individual credits. Allowance factors for loan pools are based on the previous 5 years historical loss experience by product type. Allowances for changing environmental factors are Management's best estimate of the probable impact these changes have had on the loan portfolio as a whole.
The Components of the Allowance for Loan Losses
     As noted above, the overall allowance consists of a specific allowance, a formula allowance, and an allowance for environmental factors. The first component, the specific allowance, results from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. Through Management's ongoing loan grading process, individual loans are identified that have conditions that indicate the borrower may be unable to pay all amounts due under the contractual terms. These loans are evaluated individually by Management and specified allowances for loan losses established where applicable. The amount of this component is disclosed in Note D to the consolidated financial statements. In addition to loans identified for specific allowance analysis, Management may identify additional loans for specific allowance analysis.
     The second component, the formula allowance, is an estimate of the probable losses that have occurred across the major loan categories in the Company's loan portfolio. This analysis is based on loan grades by pool and the loss history of these pools. This analysis covers the Company's entire loan portfolio including unused commitments but excludes any loans, which were analyzed individually for specific allowances as discussed above. The total amount allocated for this component is determined by applying loss estimation factors to outstanding loans and loan commitments. The loss factors are based primarily on the Company's historical loss experience tracked over a five-year period and adjusted as appropriate for the input of current trends and events. Because historical loss experience varies for the different categories of loans, the loss factors applied to each category also differ. In addition, there is a greater chance that the Company has suffered a loss from a loan that was graded less than satisfactory than if the loan was last graded satisfactory. Therefore, for any given category, a larger loss estimation factor is applied to less than satisfactory loans than to those that the Company last graded as satisfactory. The resulting formula allowance is the sum of the allocations determined in this manner.
     The third or "unallocated" component of the allowance for credit losses is a component that is not allocated to specific loans or groups of loans, but rather is intended to absorb losses that may not be provided for by the other components.

     There are several primary reasons that the other components discussed above might not be sufficient to absorb the losses present in portfolios, and the unallocated portion of the allowance is used to provide for the losses that have occurred because of them.
     The first is that there are limitations to any credit risk grading process. The volume of loans makes it impractical to re-grade every loan every quarter. Therefore, it is possible that some currently performing loans not recently graded will not be as strong as their last grading and an insufficient portion of the allowance will have been allocated to them. Grading and loan review often must be done without knowing whether all relevant facts are at hand. Troubled borrowers may deliberately or inadvertently omit important information from reports or conversations with lending officers regarding their financial condition and the diminished strength of repayment sources.
     The second is that the loss estimation factors are based primarily on historical loss totals. As such, the factors may not give sufficient weight to such considerations as the current general economic and business conditions that affect the Company's borrowers and specific industry conditions that affect borrowers in that industry. The factors might also not give sufficient weight to other environmental factors such as changing economic conditions and interest rates, portfolio growth, entrance into new markets or products, and other characteristics as may be determined by Management.
     Specifically, in assessing how much unallocated allowance needed to be provided at December 31, 2000, Management considered the following:
o with respect to loans to the agriculture industry, Management considered the effects on borrowers of weather conditions and overseas market conditions for exported products as well as commodity prices in general;

o             with  respect  to  changes  in  the  interest   rate   environment
              Management considered the recent changes in interest rates and the resultant economic impact it may have had on borrowers with high leverage and/or low profitability; and

o with respect to loans to borrowers in new markets and growth in general, Management considered the relatively short seasoning of such loans and the lack of experience with such borrowers.

     Each of these considerations was assigned a factor and applied to a portion or all of the loan portfolio. Since these factors are not derived from experience and are applied to large non-homogeneous groups of loans, they are considered unallocated and are available for use across the portfolio as a whole.
     At December 31, 2000 the allowance for loan losses was $11,670,000 consisting of a specific allowance of $3,266,000, a formula allowance of $5,414,000, and an unallocated allowance of $2,990,000. At December 31, 1999 the allowance for loan losses was $11,037,000 consisting of a specific allowance of $600,000, a formula allowance of $6,606,000, and an unallocated allowance of $3,831,000.
     The increase in the specific allowance portion of the reserve was due to the overall increase in classified and impaired loans, which under the Company's allowance methodology are analyzed for specific reserve. As these classified and impaired loans were analyzed for specific reserve, they were excluded from the loan balances that were subject to the formula allowance portion of the reserve; and resulted in a decrease in the formula allowance portion of the reserve.
     The allowance for loan losses to total loans at December 31, 2000 was 1.82% versus 1.88% at the end of 1999. At December 31, 1998, the allowance for loan losses to total loans was 1.54%.
     Based on the current conditions of the loan portfolio, Management believes that the $11,670,000 allowance for loan losses at December 31, 2000 is adequate to absorb probable losses inherent in the Bank's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.


     The following table summarizes, for the years indicated, the activity in the allowance for loan losses:

                                                                               December 31,
                                                2000             1999              1998              1997           1996
                                                                          (dollars in thousands)

Balance, beginning of year                   $ 11,037        $    8,206       $    6,459        $    6,097      $   5,580
Provision charged to operations                 5,000             3,550            4,200             3,000            777

Loans charged off:
Commercial, financial and
  agricultural                                 (4,450)             (865)          (1,865)           (1,289)          (283)
Consumer installment                             (103)             (148)            (702)           (1,551)          (909)
Real estate mortgage                             (152)              (69)            (188)               --             --
                                             -----------------------------------------------------------------------------
Total loans charged-off                        (4,705)           (1,082)          (2,755)           (2,840)        (1,192)

Recoveries:
Commercial, financial and
  agricultural                                    281               327              164                85            243
Consumer installment                               54                36              130               117             66
Real estate mortgage                                3                --                8                --             --
                                             -----------------------------------------------------------------------------
Total recoveries                                  338               363              302               202            309
                                             -----------------------------------------------------------------------------
Net loans charged-off                          (4,367)             (719)          (2,453)           (2,638)          (883)
 Balance added through acquisition                 --                --               --                --            623
                                             -----------------------------------------------------------------------------
Balance, year end                            $ 11,670         $  11,037       $    8,206        $    6,459     $    6,097
                                             =============================================================================
Average total  loans                         $624,717          $566,738         $487,598          $448,117       $368,550

Ratios:
Net charge-offs during period
  to average loans outstanding
  during period                                 0.70%            0.13%             0.50%            0.59%           0.24%
Provision for loan losses to aver-
  age loans outstanding                         0.80%            0.63%             0.86%            0.67%           0.21%
Allowance to loans at year end                  1.82%            1.88%             1.54%            1.44%           1.39%

     The following tables summarize the allocation of the allowance for loan losses between loan types at December 31, 2000 and 1999:

                                                    December 31, 2000
                                                 (dollars in thousands)
                                                                Percent of
                                                               loans in each
                                                                category to
Balance at End of Period Applicable to:          Amount         total loans

Commercial, financial and agricultural            $6,873            43.4%
Consumer installment                               1,373            15.9%
Real estate mortgage                               2,925            34.8%
Real estate construction                             499             5.9%
                                                 -------           ------
                                                 $11,670           100.0%


                                                    December 31, 1999
                                                 (dollars in thousands)
                                                                Percent of
                                                               loans in each
                                                                category to
Balance at End of Period Applicable to:          Amount         total loans

Commercial, financial and agricultural             5,224            44.7%
Consumer installment                               1,464            13.6%
Real estate mortgage                               3,671            35.2%
Real estate construction                             678             6.5%
                                                 -------           ------
                                                 $11,037           100.0%



Investment in Real Estate Properties
     During 1998, the subsidiary divested all investment properties pursuant to an agreement between the Bank and the FDIC.

Other Real Estate Owned
     The December 31, 2000 balance of Other Real Estate Owned (OREO) was $1,441,000 versus $760,000 in 1999. Properties foreclosed in 2000 and remaining in the Bank's possession at year-end were valued at $1,037,000 net of a valuation allowance of $15,000. The Bank disposed of properties with a value of $928,000 in 2000. OREO properties consist of a mixture of land, single family residences, and commercial buildings.

Intangible Assets
     At December 31, 2000 and 1999, the Bank had intangible assets totaling $5,464,000 and $6,429,000, respectively. The intangible assets are the result of the Bank's 1997 acquisitions of certain Wells Fargo branches and Sutter Buttes
Savings Bank. Amortization of intangible assets amounting to $965,000, $1,135,000 and $1,338,000 was recorded in 2000, 1999, and 1998, respectively.

Deposits
     Deposits at December 31, 2000 were up $43,722,000 (5.5%) over the 1999 year-end balances to $837,832,000. All categories of deposits except savings increased in 2000. Included in the December 31, 2000 and 1999 certificate of deposit balances is $40,000,000 from the State of California.
     Deposits at December 31, 1999 were up  $24,937,000  (3.2%) to  $794,110,000 over the 1998 year-end balances. All categories of deposits except interest-bearing demand deposits increased in 1999. The Bank often experiences significant deposit balance increases at year-end due to agricultural and small business customers depositing year-end receipts. The magnitude of this year-end deposit increase varies from year to year. Interest-bearing demand deposits were up 14.3% from year-end 1997 to year-end 1998, and then down 3.9% from year-end 1998 to year-end 1999.

Long-Term Debt
     During 2000, the Bank repaid $46,522,000 of long-term debt, and added $35,000,000 under long-term debt agreements. In 1999, the Bank made principal payments of $13,419,000 on long-term debt obligations, and added $21,000,000 under long-term debt agreements.

Equity
     See Note T in the financial statements for a discussion of regulatory capital requirements. Management believes that the Company's capital is adequate to support anticipated growth, meet the cash dividend requirements of the Company and meet the future risk-based capital requirements of the Bank and the Company.

Market Risk Management
     Overview. The goal for managing the assets and liabilities of the Bank is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing the Bank to undue interest rate risk. The Board of Directors has overall responsibility for the Company's interest rate risk management policies. The Bank has an Asset and Liability Management Committee
(ALCO) which establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates.
     Asset/Liability Management. Activities involved in asset/liability management include but are not limited to lending, accepting and placing deposits, investing in securities and issuing debt. Interest rate risk is the primary market risk associated with asset/liability management. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin, net income and market value of equity under changing interest environments. Market value of equity is the net present value of estimated cash flows from the Bank's assets, liabilities and off-balance sheet items. The Bank uses simulation models to forecast net interest margin, net income and market value of equity.
     Simulation of net interest margin, net income and market value of equity under various interest rate scenarios is the primary tool used to measure interest rate risk. Using computer-modeling techniques, the Bank is able to estimate the potential impact of changing interest rates on net interest margin, net income and market value of equity. A balance sheet forecast is prepared using inputs of actual loan, securities and interest-bearing liability (i.e. deposits/borrowings) positions as the beginning base.
     In the simulation of net interest margin and net income under various interest rate scenarios, the forecast balance sheet is processed against seven interest rate scenarios. These seven interest rate scenarios include a flat rate scenario, which assumes interest rates are unchanged in the future, and six additional rate ramp scenarios ranging from +300 to -300 basis points around the flat scenario in 100 basis point increments. These ramp scenarios assume that interest rates increase or decrease evenly (in a "ramp" fashion) over a twelve-month period and remain at the new levels beyond twelve months.

     The following table summarizes the effect on net interest income and net income due to changing interest rates as measured against a flat rate (no change) scenario:

     Interest Rate Risk Simulation of Net Interest Income and Net Income as of December 31, 2000

                                  Estimated Change in      Estimated Change in
     Change in Interest      Net Interest Income (NII)        Net Income (NI)
     Rates (Basis Points)        (as % of "flat" NII)       (as % of "flat" NI)
     +300 (ramp)                        1.25%                     2.75%
     +200 (ramp)                        1.03%                     2.29%
     +100 (ramp)                        0.66%                     1.48%
     +   0 (flat)                          --                        --
     -100 (ramp)                       (1.52)%                   (3.39)%
     -200 (ramp)                       (3.15)%                   (7.04)%
     -300 (ramp)                       (5.21)%                  (11.64)%

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

     The following table summarizes the effect on market value of equity due to changing interest rates as measured against a flat rate (no change) scenario:

     Interest Rate Risk Simulation of Market Value of Equity as of December 31, 2000

                                               Estimated Change in
     Change in Interest                   Market Value of Equity (MVE)
     Rates (Basis Points)                     (as % of "flat" MVE)
     +300 (shock)                                   (10.74)%
     +200 (shock)                                    (6.92)%
     +100 (shock)                                    (3.35)%
     +   0 (flat)                                        --
     -100 (shock)                                     2.14%
     -200 (shock)                                     2.12%
     -300 (shock)                                    (2.08)%

     These results indicate that the balance sheet is slightly asset sensitive since earnings increase when interest rates rise. The magnitude of all the simulation results noted above is within the Bank's policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.
     The simulation results noted above do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.
     As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the preceding tables. For example, although certain of the Bank's assets and liabilities may have similar maturities or repricing time frames, they may react in different degrees to changes in market interest rates. In addition, the interest rates on certain of the Bank's asset and liability categories may precede, or lag behind, changes in market interest rates. Also, the actual rates of prepayments on loans and investments could vary significantly from the assumptions utilized in deriving the results as presented in the preceding table. Further, a change in U.S. Treasury rates accompanied by a change in the shape of the treasury yield curve could result in different estimations from those presented herein. Accordingly, the results in the preceding tables should not be relied upon as indicative of actual results in the event of changing market interest rates. Additionally, the resulting estimates of changes in market value of equity are not intended to represent, and should not be construed to represent, estimates of changes in the underlying value of the Bank.

     Interest rate sensitivity is a function of the repricing characteristics of the Bank's portfolio of assets and liabilities. One aspect of these repricing characteristics is the time frame within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity. An analysis of the repricing time frames of interest-bearing assets and liabilities is sometimes called a "gap" analysis because it shows the gap between assets and liabilities repricing or maturing in each of a number of periods. Another aspect of these repricing characteristics is the relative magnitude of the repricing for each category of interest earning asset and interest-bearing liability given various changes in market interest rates. Gap analysis gives no indication of the relative magnitude of repricing given various changes in interest rates. Interest rate sensitivity management focuses on the maturity of assets and liabilities and their repricing during periods of changes in market interest rates. Interest rate sensitivity gaps are measured as the difference between the volumes of assets and liabilities in the Bank's current portfolio that are subject to repricing at various time horizons.
     The following interest rate sensitivity table shows the Bank's repricing gaps as of December 31, 2000. In this table transaction deposits, which may be repriced at will by the Bank, have been included in the less than 3-month category. The inclusion of all of the transaction deposits in the less than 3-month repricing category causes the Bank to appear liability sensitive.
Because the Bank may reprice its transaction deposits at will, transaction deposits may or may not reprice immediately with changes in interest rates. In recent years of moderate interest rate changes the Bank's earnings have reacted as though the gap position is slightly asset sensitive mainly because the magnitude of interest-bearing liability repricing has been less than the magnitude of interest-earning asset repricing. This difference in the magnitude of asset and liability repricing is mainly due to the Bank's strong core deposit base, which although they may be repriced within three months, historically, the timing of their repricing has been longer than three months and the magnitude of their repricing has been minimal.
     Due to the limitations of gap analysis, as described above, the Bank does not actively use gap analysis in managing interest rate risk. Instead, the Bank relies on the more sophisticated interest rate risk simulation model described above as its primary tool in measuring and managing interest rate risk.

Interest Rate Sensitivity - December 31, 2000
                                                                          Repricing within:
                                          Less than 3          3 - 6           6 - 12            1 - 5            Over
                                            months            months           months            years           5 years
                                                                       (dollars in thousands)
Interest-earning  assets:
    Securities                            $   52,094        $    8,431       $   17,918        $   90,838      $   54,884
    Loans                                    304,835            31,642           59,550           172,827          60,942
                                          -------------------------------------------------------------------------------
Total interest-earning assets             $  356,929         $  40,073        $  77,468        $  263,665      $  115,826

Interest-bearing liabilities
    Transaction deposits                  $  364,908        $      ---       $      ---        $      ---      $      ---
    Time                                     117,716            71,815           95,895            18,819             136
    Fed funds purchased                          500               ---              ---               ---             ---
    Long-term borrowings                       1,007                 7           10,016               169          22,783
                                          -------------------------------------------------------------------------------
Total interest-bearing liabilities        $  484,131        $   71,822       $  105,911        $   18,988      $   22,919
                                          -------------------------------------------------------------------------------
Interest sensitivity gap                  $ (127,202)       $  (31,749)      $  (28,443)       $  244,677      $   92,907
Cumulative sensitivity gap                $ (127,202)       $ (158,951)      $ (187,394)       $   57,283      $  150,190
As a percentage of earning assets:
 Interest sensitivity gap                   (14.90%)          (3.72%)           (3.33%)          28.65%          10.88%

  Cumulative sensitivity gap                (14.90%)         (18.61%)          (21.94%)           6.71%          17.59%


Liquidity
     Liquidity refers to the Bank's ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet. Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Consolidated Statement of Cash Flows. Net cash used by investing activities totaled approximately $47,739,000 in 2000, which means that assets were not generally used for liquidity purposes. Increased loan balances were responsible for the major use of funds in this category.
     Liquidity is generated from liabilities through deposit growth and short-term borrowings. These activities are included under financing activities in the Consolidated Statement of Cash Flows. In 2000, financing activities provided funds totaling $26,655,000. Internal deposit growth provided funds amounting to $43,722,000. The Bank also had available correspondent banking lines of credit totaling $64,500,000 at year-end. While these sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions.
     Liquidity is also provided or used through the results of operating activities. In 2000, operating activities provided cash of $18,838,000.
     In connection with the adoption of SFAS 133 on October 1, 1998, the Bank reclassified its entire portfolio of held-to-maturity investment securities, with a carrying value of $78,901,000, to the available-for-sale classification. The AFS securities plus cash and cash equivalents in excess of reserve requirements totaled $286,800,000 at December 31, 2000, which was 29.5% of total assets at that time. This was down from $291,644,000 and 31.5% at the end of 1999.
     The overall liquidity of the Bank is enhanced by the sizable core deposits, which provide a relatively stable funding base. The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in the following table. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available. The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank's option. At December 31, 2000 and 1999, the Bank had $40,000,000 of these State deposits.

Certificates of Deposit in Denominations of $100,000 or More

                                                Amounts as of
                                                 December 31,
                                    2000             1999              1998
                                                (in thousands)
Time remaining until maturity:
Less than 3 months                $55,721           $52,260          $47,957
3 months to 6 months               14,002            10,906            7,208
6 months to 12 months              18,686             7,228            3,812
More than 12 months                 4,933             3,068            5,880
                                  ------------------------------------------
  Total                           $93,342           $73,462          $64,857



     Loan demand also affects the Bank's liquidity position. The following table presents the maturities of loans at December 31, 2000:

Loan Maturities - December 31, 2000
                                                                                 After
                                                                                One But
                                                               Within           Within            After 5
                                                              One Year          5 Years            Years            Total
                                                                                      (in thousands)
Loans with predetermined interest rates:
  Commercial, financial and agricultural                        $27,996          $57,041           $18,949         $103,986
  Consumer installment                                           12,159           27,557            15,946           55,662
  Real estate mortgage                                            5,089           22,286            59,824           87,199
  Real estate construction                                       16,680                0               320           17,000
                                                               ------------------------------------------------------------
                                                                $61,924         $106,884           $95,039         $263,847

Loans with floating interest rates:
  Commercial, financial and agricultural                       $114,076          $65,195           $97,757         $277,028
  Consumer installment                                           44,371               32                 0           44,403
  Real estate mortgage                                           17,855            1,729            14,274           33,858
  Real estate construction                                        9,721           11,472                62           21,255
                                                               ------------------------------------------------------------
                                                               $186,023          $78,428          $112,093         $376,544
                                                               ------------------------------------------------------------
      Total loans                                              $247,947         $185,312          $207,132         $640,391


     The maturity distribution and yields of the available-for-sale investment portfolio is presented in the following table. The timing of the maturities indicated in the table below is based on final contractual maturities. Most mortgage-backed securities return principal throughout their contractual lives. As such, the weighted average life of mortgage-backed securities based on outstanding principal balance is usually significantly shorter than the final contractual maturity indicated below. At December 31, 2000, the Bank had no held-to-maturity securities.


     Securities Maturities and Weighted Average Tax Equivalent Yields - December 31, 2000

                                                                After One Year   After Five Years
                                                   Within         but Through       but Through        After Ten
                                                  One Year        Five Years         Ten Years           Years             Total

                                               Amount  Yield     Amount Yield     Amount  Yield     Amount Yield     Amount  Yield
                                                                              (dollars in thousands)
Securities Available-for-Sale
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies    $4,998  4.92%    $9,932  5.74%    $16,243   7.05%    $   --    -- %   $31,173   6.29%
Obligations of states and political subdivisions  301  7.69%     4,178  5.72%      1,643   6.86%    39,254   7.80%    45,376   7.57%
Mortgage-backed securities                         --   -- %    15,496  6.32%     30,708   5.83%    88,882   6.60%   135,086   6.39%
Corporate bonds                                                                                     10,186   7.88%    10,186   7.88%
Other securities                                                                                     3,948   8.04%     3,948   8.04%
Other equities                                                                                       3,341   0.00%     3,341   0.00%
                                               -------------------------------------------------------------------------------------
    Total securities available-for-sale        $5,299  5.08%   $29,606  6.04%    $48,594   6.27%  $145,611   6.90%  $229,110   6.71%
                                               -------------------------------------------------------------------------------------
    Total all securities                       $5,299  5.08%   $29,606  6.04%    $48,594   6.27%  $145,611   6.90%  $229,110   6.71%




     The principal cash requirements of the Company are dividends on Common Stock when declared. The Company is dependent upon the payment of cash dividends by the Bank to service its commitments. The Company expects that the cash dividends paid by the Bank to the Company will be sufficient to meet this payment schedule.

Off-Balance Sheet Items
     The Bank has certain ongoing commitments under operating and capital leases. (See Note H of the financial statements for the terms.) These commitments do not significantly impact operating results.
     As of December 31, 2000 commitments to extend credit were the Bank's only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, options, etc. Loan commitments increased to $163,667,000 from $140,660,000 at December 31, 1999. The commitments represent 25.6% of the total loans outstanding at year-end 2000 versus 23.9% a year ago.

Disclosure of Fair Value
     The intent of presenting the fair values of financial instruments is to depict the market's assessment of the present value of net future cash flows discounted to reflect both current interest rates and the market's assessment of the risk that the cash flows will not occur.
     In determining fair values, the Bank used the carrying amount for cash, short-term investments, accrued interest receivable, short-term borrowings and accrued interest payable, as all of these instruments are short-term in nature. Securities are reflected at quoted market values. Loans and deposits have a long-term time horizon, which required more complex calculations for fair value determination. Loans are grouped into homogeneous categories and broken down between fixed and variable rate instruments. Loans with a variable rate, that reprice immediately, are valued at carrying value. The fair value of fixed rate instruments is estimated by discounting the future cash flows using current rates. Credit risk and repricing risk factors are included in the current rates. Fair value for nonaccrual loans is reported at carrying value and is included in the net loan total. Since the allowance for loan losses exceeds any potential adjustment for credit problems, no further valuation adjustment has been made.
     Demand deposits, savings and certain money market accounts are short term in nature so the carrying value equals the fair value. For deposits that extend over a period in excess of four months, the fair value is estimated by discounting the future cash payments using the rates currently offered for deposits of similar remaining maturities.
     At 2000 year-end, the fair values calculated on the Bank's assets are 0.88% above the carrying values versus 1.60% below the carrying values at year-end 1999. The change in the calculated fair value percentage relates to the loan category and is the result of changes in interest rates in 2000 (See Note R of the financial statements).