Form 10-Q
period 2001-03-31
TRICO BANCSHARES /
filed 2001-05-11
CIK 356171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2001                  Commission file number 0-10661
--------------------------------                  ------------------------------

                                TRICO BANCSHARES
             (Exact name of registrant as specified in its charter)


         California                                           94-2792841
------------------------------                            -------------------
 (State or other jurisdiction                              (I.R.S.Employer
incorporation or organization)                            Identification No.)

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

                             Yes  X        No
                                -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class:  Common stock, no par value

Outstanding shares as of April 30, 2001:  7,084,726


                                                    TRICO BANCSHARES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (unaudited)
                                                     (in thousands)


                                                                                    March 31,            December 31,
                                                                                      2001                   2000
                                                                                -------------------    ------------------
Assets:
Cash and due from banks                                                                  $ 41,779               $ 58,190
Federal funds sold and repurchase agreements                                               68,200                      -
                                                                                ------------------     ------------------
     Cash and cash equivalents                                                            109,979                 58,190
Securities available-for-sale                                                             196,236                229,110
Loans, net of allowance for loan losses
  of $11,341 and $11,670, respectively                                                    612,654                628,721
Premises and equipment, net                                                                16,867                 16,772
Cash Value of Life Insurance                                                               14,037                 13,753
Other real estate owned                                                                     1,017                  1,441
Accrued interest receivable                                                                 6,147                  6,935
Intangible Assets                                                                           5,236                  5,464
Other assets                                                                               17,529                 11,685
                                                                                ------------------     ------------------

     Total assets                                                                       $ 979,702              $ 972,071
                                                                                ==================     ==================

Liabilities:
Deposits:
 Noninterest-bearing demand                                                             $ 159,040              $ 168,542
 Interest-bearing demand                                                                  152,545                150,749
 Savings                                                                                  224,177                214,158
 Time certificates                                                                        309,574                304,383
                                                                                ------------------     ------------------
     Total deposits                                                                       845,336                837,832
Federal funds purchased                                                                         -                    500
Accrued interest payable and other liabilities                                             15,814                 14,523
Long term borrowings                                                                       32,976                 33,983
                                                                                ------------------     ------------------

     Total liabilities                                                                    894,126                886,838

Shareholders' equity:
Common stock                                                                               49,763                 50,428
Retained earnings                                                                          35,681                 35,129
Accumulated other comprehensive income (loss)                                                 132                   (324)
                                                                                ------------------     ------------------

     Total shareholders' equity                                                            85,576                 85,233
                                                                                ------------------     ------------------

     Total liabilities and shareholders' equity                                         $ 979,702              $ 972,071
                                                                                ==================     ==================


                                TRICO BANCSHARES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                 (in thousands except earnings per common share)

                                                    For the three months
                                                       ended March 31,
                                                  2001                 2000
Interest income:
  Interest and fees on loans                      $ 15,102             $ 14,063
  Interest on investment
   securities-taxable                                2,698                3,080
  Interest on investment
   securities-tax exempt                               557                  558
  Interest on federal funds sold                       404                  193
                                              -------------        -------------
     Total interest income                          18,761               17,894
                                              -------------        -------------

Interest expense:
  Interest on deposits                               6,690                5,769
  Interest on federal funds purchased                    1                    9
  Interest on repurchase agreements                      -                    1
  Interest on other borrowings                         504                  629
                                              -------------        -------------
     Total interest expense                          7,195                6,408
                                              -------------        -------------

     Net interest income                            11,566               11,486

Provision for loan losses                            1,875                  800
                                              -------------        -------------
    Net interest income after
     provision for loan losses                       9,691               10,686

Noninterest income:
  Service charges and fees                           1,873                1,807
  Gain on sale of insurance company stock            1,756                    -
  Gain on receipt of insurance company stock             -                1,510
  Other income                                       1,221                1,309
                                              -------------        -------------
     Total noninterest income                        4,850                4,626
                                              -------------        -------------

Noninterest expenses:
  Salaries and related expenses                      5,158                4,834
  Other, net                                         4,612                4,190
                                              -------------        -------------
     Total noninterest expenses                      9,770                9,024
                                              -------------        -------------

Net income before income taxes                       4,771                6,288

  Income taxes                                       1,792                2,360
                                              -------------        -------------

     Net income                                      2,979                3,928
                                              =============        =============

Basic earnings per common share                     $ 0.42               $ 0.55
                                              =============        =============
Diluted earnings per common share                   $ 0.41               $ 0.54
                                              =============        =============



                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)
                     (in thousands, except number of shares)





                                            Common Stock                       Accumulated
                                     --------------------------                   Other
                                        Number                   Retained     Comprehensive                 Comprehensive
                                       of Shares      Amount     Earnings     Income (Loss)      Total         Income
                                     ------------------------------------------------------------------------------
Balance, December 31, 2000              7,181,226      $50,428     $35,129             ($324)    $85,233
Exercise of Common Stock options,
  net of tax                                9,000          108                                       108
Repurchase of Common Stock               (110,000)        (773)     (1,012)                       (1,785)
Common stock cash dividends                                         (1,415)                       (1,415)
Comprehensive income:
 Net income                                                          2,979                         2,979             2,979
 Other comprehensive income:
   Change in unrealized income (loss)
    on securities, net of tax                                                            456         456               456
                                                                                                             --------------
Comprehensive income                                                                                                $3,435
                                     --------------------------------------------------------------------------------------
Balance, March 31, 2001                 7,080,226      $49,763     $35,681              $132     $85,576
                                     ---------------------------------------------------------------------


                                        TRICO BANCSHARES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in thousands)
                                                                      For the three months
                                                                         ended March 31,
                                                                     2001              2000
                                                                 --------------    --------------
Operating activities:
  Net income                                                            $2,979            $3,928
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses                                          1,875               800
      Depreciation and amortization                                        628               638
      Amortization of intangible assets                                    228               241
      Accretion and amortization of investment
           securities discounts and premiums, net                           26                73
      Deferred income taxes                                               (177)            1,901
      Investment security gains, net                                    (1,756)                -
      Gain on sale of OREO                                                 (27)              (29)
      Gain on sale of loans                                               (142)             (358)
      (Gain) loss on sale of fixed assets                                   10                23
      Amortization of stock options                                          -                41
      Decrease (increase) in interest receivable                           788               (36)
      Increase in interest payable                                         418               193
      Decrease (increase) in other assets and liabilities                  569            (2,053)
                                                                 --------------    --------------
        Net cash provided by operating activities                        5,419             5,362
                                                                 --------------    --------------
Investing activities:
  Proceeds from maturities of securities available-for-sale             32,127            14,673
  Proceeds from sales of securities available-for-sale                   3,266                 -
  Purchases of securities available-for-sale                               (63)           (7,990)
  Proceeds from sale of fixed asset                                          -                21
  Net (increase) decrease in loans                                       8,058            (9,799)
  Purchases of premises and equipment                                     (650)             (528)
  Proceeds from sale of OREO                                               727               126
                                                                 --------------    --------------
        Net cash provided (used) by investing activities                43,465            (3,497)
                                                                 --------------    --------------
Financing activities:
  Net increase (decrease) in deposits                                    7,504           (10,770)
  Net increase (decrease) in Fed funds purchased                          (500)            4,700
  Payments of principal on long-term debt agreements                    (1,007)               (5)
  Repurchase of common stock                                            (1,785)              (55)
  Cash dividends                                                        (1,415)           (1,363)
  Exercise of common stock options                                         108               171
                                                                 --------------    --------------
        Net cash provided (used) by financing activities                 2,905            (7,322)
                                                                 --------------    --------------
        Increase (decrease) in cash and cash equivalents                51,789            (5,457)
Cash and cash equivalents at beginning of period                        58,190            60,436
                                                                 --------------    --------------
Cash and cash equivalents at end of period                            $109,979           $54,979
                                                                 --------------    --------------
Supplemental information
  Cash paid for taxes                                                       $0              $275
  Cash paid for interest expense                                        $6,777            $6,215


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

The interim results for the three months ended March 31, 2001 and 2000 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 2000.


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


                                                    Three months ended
                                                          March 31,
                                                       2001      2000
Net income                                           $ 2,979   $ 3,928
Net change in unrealized gains
  (losses) on securities available-for-sale,
  net of tax and reclassification adjustment             456      (532)
                                                     -------   -------
Comprehensive income                                 $ 3,435   $ 3,396
                                                     =======   =======

Note C - Earnings per Share

The Company's basic and diluted earnings per share are as follows (in thousands except per share data):

                                               Three Months Ended March 31, 2001
                                                          Weighted
                                                           Average     Per-Share
                                                Income     Shares        Amount
Basic Earnings per Share
  Net income available to common shareholders   $2,979    7,140,859       $0.42
Common stock options outstanding                    --      128,821
Diluted Earnings per Share
  Net income available to common shareholders   $2,979    7,269,680       $0.41
                                                ======    =========

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

As permitted under the Statement, the results of the separate branches have been aggregated into a single reportable segment, Community Banking. The Company's leasing and investment brokerage segments do not meet the prescribed aggregation or materiality criteria and therefore are reported as "Other" in the following table.

Summarized financial information concerning the Company's reportable segments is as follows (in thousands):
                                    Community
                                     Banking          Other         Total

Three Months Ended March 31, 2001
Net interest income                 $  11,370    $      196      $  11,566
Noninterest income                      4,157           693          4,850
Noninterest expense                     9,301           469          9,770
Net income                              2,777           202          2,979
Assets                               $964,533       $15,169       $979,702

Three Months Ended March 31, 2000
Net interest income                 $  11,306      $    180      $  11,486
Noninterest income                      3,926           700          4,626
Noninterest expense                     8,599           425          9,024
Net income                              3,678           250          3,928
Assets                               $912,003       $10,942       $922,945


Note E - Noninterest Income

Included in the results for the three months ended March 31, 2001 was a one-time pre-tax income item of $1,756,000. This one-time item represents the realized gain recorded by the Company upon the sale of 88,796 common shares of John Hancock Financial Services, Inc. (JHF) for proceeds of $3,266,000.

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

Note F - Stock Repurchase Plan

On March 15, 2001, the Company announced the completion of its stock repurchase plan initially announced on July 20, 2000. Under this repurchase plan, the Company repurchased a total of 150,000 shares at an average price of $16.05 per share. Under this plan, the Company repurchased 110,000 shares during the quarter ended March 31, 2001.

Also on March 15, 2001, the Company announced that its Board of Directors approved a new plan to repurchase, as conditions warrant, up to 150,000 additional shares of the company's stock on the open market or in privately negotiated transactions. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 150,000 shares covered by this repurchase plan represent approximately 2.1% of the Company's 7,080,226 then outstanding common stock. As of April 24, 2001, the Company has not repurchased any shares under this new plan.

Note G - Sale of Nonperforming Loan

During the quarter ended March 31, 2001, the Company received proceeds of $6,079,000 from the sale of a nonperforming agricultural-related loan relationship that was first reported as nonperforming in the quarter ended September 30, 2000. The Company recorded charge-offs related to this loan relationship of $2,000,000, $800,000, and $3,000,000 during the quarters ended March 31, 2001, December 31, 2000, and September 31, 2000, respectively. The net book value of principal balances after charge-offs for this nonperforming loan relationship was approximately $6,079,000, $8,400,000, and $10,000,000 at March 31, 2001, December 31, 2000, and September 31, 2000, respectively. This loan relationship was sold to a third party without recourse to the Company. As such, the Company is not subject to any future charge-offs related to this loan relationship.

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

Overview

The Company had quarterly earnings of $2,979,000 for the three months ended March 31, 2001. Diluted earnings per share were $0.41. Included in the results for the three months ended March 31, 2001 was a $1,756,000 pretax gain on the sale of the Company's equity investment in John Hancock Financial Services, Inc.
(JHF). Offsetting this gain in the first quarter of 2001 was a provision for loan losses of $1,875,000. During the quarters ended December 31, 2000 and March 31, 2000, the Company reported diluted earnings per share of $0.37 and $0.54, respectively. In the quarter ended March 31, 2000, the Company recorded a $1,510,000 pretax gain from the initial receipt of its investment in JHF. Excluding the gains associated with the shares of JHF, the Company would have reported diluted earnings per share of $0.26 and $0.42 in the quarters ended March 31, 2001 and 2000, respectively.

First quarter 2001 net interest income on a fully tax-equivalent yield basis increased $80,000 (0.7%) to $11,853,000 compared to $11,773,000 recorded in the first quarter of 2000. This increase in net interest income was achieved despite Federal Reserve interest rate cuts totaling 150 basis points during the quarter ended March 31, 2001, and was due to a $46,082,000 (7.9%) increase in average loan balances to $632,741,000 from $586,659,000 in the year-ago quarter. While increases in the volume of interest earning assets netted an additional $811,000 of net interest income from the year-ago quarter, the effect of the Federal Reserve interest rate cuts in the first quarter of 2001 negatively impacted net interest income by $731,000. The net result was a decrease in net interest margin to 5.41% in the quarter ended March 31, 2001 compared to 5.70% in the year-ago quarter.

Provision for loan losses for the first quarter of 2001 was $1,875,000 versus $800,000 in the same quarter in 2000. The Company had net loan charge-offs of $2,204,000 in the first quarter of 2001 compared to $77,000 of net loan recoveries in the same period of 2000. The provision for loan losses of $1,875,000 taken in the quarter ended March 31, 2001 was mainly due to an additional $2,000,000 charge-off and subsequent sale of an agricultural-related loan relationship that was first reported as nonperforming in the quarter ended September 30, 2000. During the quarter ended March 31, 2001, this loan relationship was sold to a third party without recourse to the Company. As such, the Company is not subject to any future charge-offs related to this loan relationship. As of March 31, 2001 and 2000, the ratio of nonperforming loans to total loans was 1.09% and 0.67%, respectively, and the ratio of nonperforming assets to total assets was 0.80% and 0.56%, respectively. As of March 31, 2001 and 2000, the ratio of allowance for loan losses to total loans was 1.82% and 1.99%, respectively. Excluding the charge-offs related to the single loan relationship noted above, the ratio of net loan charge-offs to average total loans over the four quarters ended March 31, 2001 was approximately 0.13%.

Noninterest income in the first quarter of 2001 was $4,850,000 versus $4,626,000 in the same period of 2000. Excluding the effects of the sale of the JHF stock noted above in the first quarter of 2001, and its initial receipt in the first quarter of 2000, noninterest income would have been $3,094,000 and $3,116,000 during those periods, respectively. Service charges and fees were up $66,000 (3.7%) to $1,873,000 over the year ago period due mainly to increased ATM fee income. Other income was down $88,000 (6.7%) to $1,221,000. Commission income from the sale of nondeposit investment products was down $40,000 (5.9%) to $638,000 in the first quarter of 2001 versus $678,000 in the year-ago quarter. Conversely, for the three months ended March 31, 2001, gain on sale of loans increased $67,000 (89.4%) to $142,000 compared to $75,000 in the first quarter of 2000. No other single category of other income accounted for a significant portion of the drop in other income.

Noninterest expense increased $746,000 (8.3%) to $9,770,000 in the first quarter 2001 versus 2000. Salary and benefit expense increased $324,000 (6.7%) on a quarter over quarter basis to $5,158,000. Base salary expense increased $231,000 (7.2%) to $3,450,000 due to a 2.4% increase in average full-time equivalent employees to 392, and annual salary increases. The increase in employees is due to the opening of branches in Modesto and Paradise in January and August of 2000, respectively, and additions to consumer loan origination and retail branch administration staff. Other noninterest expenses increased $422,000 (10.1%) to $4,612,000 in the first quarter of 2001. Contributing to the increase in other noninterest expense was a $125,000 (179%) increase in postage expense to $195,000, and a $99,000 (335%) increase in legal expense to $128,000 in the quarter ended March 31, 2001. The increase in postage expense was mainly due to an $80,000 postal service rebate received in the first quarter of 2000. The increase in legal expense was mainly due to activities related to the single nonperforming loan relationship discussed above.

Assets of the Company totaled $979,702,000 at March 31, 2001, and represented an increase of $7,631,000 from December 31, 2000 balances and an increase of $56,757,000 from March 31, 2000 ending balances.

For the first quarter of 2001, the Company had an annualized return on assets of 1.24% and a return on equity of 13.81% versus 1.73% and 21.26% in the first quarter of 2000. As of March 31, 2001 TriCo Bancshares had a Tier 1 capital ratio of 10.9% and a total risk-based capital ratio of 12.2%.

The following table provides a summary of the major elements of income and expense for the first quarter of 2000 compared with the first quarter of 1999.

                                TRICO BANCSHARES
                              CONDENSED COMPARATIVE
                                INCOME STATEMENT
                (in thousands, except earnings per common share)

                                                Three months
                                              ended March 31,         Percentage
                                        2001             2000           Change
                                                                       increase
                                                                      (decrease)
Interest income                          $ 19,048         $ 18,181        4.8%
Interest expense                            7,195            6,408       12.3%
                                    --------------   --------------
Net interest income                        11,853           11,773        0.7%
Provision for loan losses                   1,875              800      134.4%
                                    --------------   --------------
Net interest income after                   9,978           10,973       (9.1%)
  provision for loan losses
Noninterest income                          4,850            4,626        4.8%
Noninterest expenses                        9,770            9,024        8.3%
                                    --------------   --------------
Net income before income taxes              5,058            6,575      (23.1%)
Income taxes                                1,792            2,360      (24.1%)
Tax equivalent adjustment1                    287              287        0.0%
                                    --------------   --------------
Net income                                $ 2,979          $ 3,928      (24.2%)
                                    ==============   ==============
Diluted earnings per common share          $ 0.41           $ 0.54      (24.1%)


1 Interest on tax-free securities is reported on a tax equivalent basis of 1.52 for March 31, 2001 and 2000.

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

For the three months ended March 31, 2001, interest income increased $867,000 or 4.8% over the same period in 2000. The average balance of total earning assets was higher by $50,333,000 (6.1%). The average balance of loans and Federal Funds sold outstanding increased $46,082,000 (7.9%) and 16,707,000 (122%), respectively, while investment security average balances decreased $12,456,000 (5.5%). The loan and federal funds volume increases accounted for additional interest income of $1,105,000 and $236,000, respectively, during the first quarter of 2001 versus the year earlier period. The decrease in the average balance of investment securities resulted in a reduction in interest income of $216,000. The average yields on loans, investment securities and Federal Funds sold were lower by 4, 31 and 33 basis points, respectively, and decreased interest income for the quarter by $258,000 over the first quarter of 2000. The overall yield on earning assets decreased 11 basis points to 8.69%.

For the first quarter of 2001, interest expense increased by $787,000 or 12.3% over the year earlier period. Average balances of interest-bearing demand and time deposits increased $5,146,000 (3.5%), and $39,700,000 (14.8%), respectively. The average balances of savings deposits, short-term borrowings and long-term borrowings were lower by $5,603,000 (2.5%), $663,000 (100%), and $12,314,000 (27.1%), respectively, during the first quarter of 2001 versus the year earlier period. For the first quarter of 2001, the average balance of total interest bearing liabilities increased $26,266,000 (3.8%) over the year earlier period increasing interest expense by $314,000. The overall average rate on earning liabilities increased by 30 basis points to 4.04%, and increased interest expense by $473,000.

The net effect of the increases in interest income and expense for the first quarter of 2001 versus 2000 resulted in an increase of $80,000 or 0.7% in net interest income. Net interest margin was down 29 basis points from 5.70% to 5.41%. The average balance of noninterest bearing deposits was $11,505,000 (8.5%) higher to $147,620,000 in the first quarter of 2001 versus the first quarter of 2000.

The following two tables provide summaries of the components of the interest income, interest expense and net interest margins on earning assets for the quarter ended March 31, 2001 versus the same period in 2000.



                                                    TRICO BANCSHARES
                                            ANALYSIS OF CHANGE IN NET INTEREST
                                                 MARGIN ON EARNING ASSETS
                                                      (in thousands)
                                                                    Three Months Ended
                                              March 31, 2001                                   March 31, 2000

                                Average          Income/        Yield/           Average         Income/         Yield/
                                Balance1         Expense        Rate             Balance1        Expense         Rate
Assets
Earning assets
  Loan 2,3                         $ 632,741         $15,102         9.55%          $ 586,659         $14,063         9.59%
  Securities                         213,419           3,542         6.64%            225,875           3,925         6.95%
  Federal funds sold                  30,370             404         5.32%             13,663             193         5.65%
                                -------------    ------------   -----------      -------------   -------------   -----------
    Total earning assets             876,530          19,048         8.69%            826,197          18,181         8.80%
                                                 ------------                                    -------------
Cash and due from bank                40,518                                           37,362
Premises and equipment                16,891                                           16,025
Other assets,net                      39,811                                           40,927
Less:  allowance
  for loan losses                    (12,435)                                         (11,404)
                                -------------                                    -------------
      Total                        $ 961,315                                        $ 909,107
                                =============                                    =============

Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits                  $ 152,385             522         1.37%          $ 147,239             578         1.57%
  Savings deposits                   218,302           1,624         2.98%            223,905           1,695         3.03%
  Time deposits                      308,479           4,544         5.89%            268,779           3,496         5.20%
Fed funds purchased                        -               -             -                584               9         6.16%
Repurchase agreements                      -               -             -                 79               1         5.06%
Long-term debt                        33,188             505         6.09%             45,502             629         5.53%
                                -------------    ------------   -----------      -------------   -------------   -----------
   Total interest-bearing
      liabilities                    712,354           7,195         4.04%            686,088           6,408         3.74%
                                                 ------------                                    -------------
Noninterest-bearing deposits         147,620                                          136,115
Other liabilities                     15,048                                           12,994
Shareholders' equity                  86,293                                           73,910
                                -------------                                    -------------
    Total liabilities
      and shareholders' equity     $ 961,315                                        $ 909,107
                                =============                                    =============

Net interest rate spread5                                            4.65%                                            5.06%
Net interest income/net                              $11,853                                          $11,773
                                                 ============                                    =============
  interest margin6                                     5.41%                                            5.70%
                                                 ============                                    =============



1Average balances are computed principally on the basis of daily balances.
2Nonaccrual loans are included.
3Interest  income  on  loans  includes  fees on loans  of  $911,000  in 2001 and
     $606,000 in 2000.
4Interest income is stated on a tax  equivalent  basis of 1.52 at March 31, 2001 and 2000.
5Net interest   rate   spread   represents   the   average   yield   earned   on
     interest-earning  assets  less the  average  rate paid on  interest-bearing liabilities.
6Net interest  margin is  computed  by  dividing  net  interest  income by total average earning assets.


                                TRICO BANCSHARES
                       ANALYSIS OF VOLUME AND RATE CHANGES
                       ON NET INTEREST INCOME AND EXPENSE
                                  (in thousand)

                      For the three months ended March 31,
                                 2001 over 2000

                                                     Yield/
                                       Volume         Rate4        Total
                                   -----------    ----------   ----------
Increase (decrease) in
  interest income:
    Loans 1,2                         $ 1,105         $ (66)       1,039
    Investment securities3               (216)         (167)        (383)
    Federal funds sold                    236           (25)         211
                                   -----------    ----------   ----------
      Total                             1,125          (258)         867
                                   -----------    ----------   ----------

Increase (decrease) in
  interest expense:
    Demand deposits
      (interest-bearing)                   20           (76)         (56)
    Savings deposits                      (42)          (29)         (71)
    Time deposits                         516           532        1,048
    Federal funds purchased                (9)            -           (9)
    Repurchase agreements                  (1)            -           (1)
    Long-term debt                       (170)           46         (124)
                                   -----------    ----------   ----------
      Total                               314           473          787
                                   -----------    ----------   ----------

Increase in net interest income         $ 811        $ (731)        $ 80
                                   ===========    ==========   ==========



1Nonaccrual loans are included.
2Interest income on loans  includes  fee income on loans of $911,000 in 2001 and
     $606,000 in 2000.
3Interest income is stated on a tax equivalent  basis of 1.52 for March 31, 2001 and 2000.
4The rate/volume variance has been included in the rate variance.

Provision for Loan Losses

Provision for loan losses for the first quarter of 2001 was $1,875,000 versus $800,000 in the same quarter in 2000. The Company had net loan charge-offs of $2,204,000 in the first quarter of 2001 compared to $77,000 of net loan recoveries in the same period of 2000. The provision for loan losses of $1,875,000 taken in the quarter ended March 31, 2001 was mainly due to an additional $2,000,000 charge-off and subsequent sale of an agricultural-related loan relationship that was first reported as nonperforming in the quarter ended September 30, 2000. This loan relationship was sold to a third party without recourse to Company. As such, the Company is not subject to any future charge-offs related to this loan relationship.

Noninterest Income

Noninterest income in the first quarter of 2001 was $4,850,000 versus $4,626,000 in the same period of 2000. Excluding the effects of the sale of the JHF stock noted above in the first quarter of 2001, and its initial receipt in the first quarter of 2000, noninterest income would have been $3,094,000 and $3,116,000 during those periods, respectively. Service charges and fees were up $66,000 (3.7%) to $1,873,000 over the year ago period due mainly to increased ATM fee income. Other income was down $88,000 (6.7%) to $1,221,000. Commission income from the sale of nondeposit investment products was down $42,000 (6.2%) to $638,000 in the first quarter of 2001 versus $680,000 in the year-ago quarter. For the three months ended March 31, 2001, gain on sale of loans increased $67,000 (89.4%) to $142,000 compared to $75,000 in the first quarter of 2000. No other single category of other income accounted for a significant portion of the drop in other income.

Noninterest Expense

Noninterest expense increased $746,000 (8.3%) to $9,770,000 in the first quarter 2001 versus 2000. Salary and benefit expense increased $324,000 (6.7%) on a quarter over quarter basis to $5,158,000. Base salary expense increased $231,000 (7.2%) to $3,450,000 due to a 2.4% increase in average full-time equivalent employees to 392, and annual salary increases. The increase in employees is due to the opening of branches in Modesto and Paradise in January and August of 2000, respectively, and additions to consumer loan origination and retail branch administration staff. Other noninterest expenses increased $422,000 (10.1%) to $4,612,000 in the first quarter of 2001. Contributing to the increase in other noninterest expense was a $125,000 (179%) increase in postage expense to $195,000, and a $99,000 (335%) increase in legal expense to $128,000 in the quarter ended March 31, 2001. The increase in postage expense was mainly due to an $80,000 postal service rebate received in the first quarter of 2000. The increase in legal expense was mainly due to activities related to the single nonperforming loan relationship discussed above. In the spring of 2000, the Company began to focus additional resources on the consumer and retail banking segments of its marketplace. The result has been a significant increase in deposits and consumer loans (primarily auto and home equity loans). Since the quarter ended March 31, 2000, deposit balances have increased $61,996,000 (7.9%) to $845,336,000, and consumer loan balances have increased $32,307,000 (33.4%) to $128,961,000. The Company is in the process of applying a similar focus on the small business segment of its marketplace.

Provision for Income Taxes

The tax rate for the three months ended March 31, 2001 was 37.6% compared to 37.5% in the year earlier period.

Loans

In the first quarter of 2001, loan balances decreased $16,396,000 (2.6%) to $623,995,000 from year-end balances of $640,391,000. Commercial and real estate loans decreased $11,650,000 (7.9%) and $13,460,000 (3.6%) from December 31, 2000 balances, respectively; while consumer loans increased $8,714,000 (7.3%) during the quarter ended March 31, 2001. At March 31, 2000, loan balances totaled $597,724,000.

Securities

At March 31, 2001, securities available-for-sale had a fair value of $196,236,000 and an amortized cost of $196,022,000. This portfolio contained mortgage-backed securities with an amortized cost of $130,218,000 of which $12,754,000 were CMO's. At March 31, 2001, the Company had no securities classified as held-to-maturity.

Nonperforming Loans

As shown in the following table, total nonperforming assets have decreased 46.9% to $7,790,000 in the first three months of 2001. Nonperforming assets represent 0.80% of total assets. Both nonaccrual loans and OREO decreased during this period. At December 31, 2000, nonperforming loans included $8.4 million from the single loan relationship discussed above that the Company sold during the quarter ended March 31, 2001. All nonaccrual loans are considered to be impaired when determining the valuation allowance under SFAS 114. The Company continues to make a concerted effort to work problem and potential problem loans to reduce risk of loss.


                                                 March 31,          December 31,
                                                    2001                2000

Nonaccrual loans                                  $ 5,957            $ 12,262
Accruing loans past due 90 days or more               816                 965
Restructured loans (in compliance with
  modified terms)                                       0                   0
                                               -------------      --------------

     Total nonperforming loans                      6,773              13,227

Other real estate owned                             1,017               1,441
                                               -------------      --------------

     Total nonperforming assets                   $ 7,790            $ 14,668
                                               =============      ==============

Nonperforming loans to total loans                  1.09%               2.07%
Allowance for loan losses to
  nonperforming loans                                167%                 88%
Nonperforming assets to total assets                0.80%               1.51%
Allowance for loan losses to
  nonperforming assets                               146%                 80%




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

The Company's method for assessing the appropriateness of the allowance includes specific allowances for identified problem loans and leases as determined by FASB 114, formula allowance factors for pools of credits, and allowances for changing environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowance factors for loan pools are based on the previous 5 years historical loss experience by product type. Allowances for specific loans are based on FASB 114 analysis of individual credits. Allowances for changing environmental factors are Management's best estimate of the probable impact these changes have had on the loan portfolio as a whole. This process is explained in detail in the notes to the Company's Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2000.

The following table presents information concerning the allowance and provision for loan losses.



                                             March 31,            March 31,
                                               2001                2000
                                           (in thousands)      (in thousands)
Balance, beginning of period                     $ 11,670           $ 11,037
Provision charged to operations                     1,875                800
Loans charged off                                  (2,266)               (74)
Recoveries of loans previously
  charged off                                          62                151
                                           ---------------    ---------------
Balance, end of period                           $ 11,341           $ 11,914
                                           ===============    ===============

Ending loan portfolio                           $ 623,995          $ 597,724
                                           ===============    ===============
Allowance for loan losses as a
  percentage of ending loan portfolio               1.82%              1.99%
                                           ===============    ===============

During the quarter ended March 31, 2001, the Company received proceeds of $6,079,000 from the sale of a nonperforming agricultural-related loan relationship that was first reported as nonperforming in the quarter ended September 30, 2000. The Company recorded charge-offs related to this loan relationship of $2,000,000, $800,000, and $3,000,000 during the quarters ended March 31, 2001, December 31, 2000, and September 31, 2000, respectively. The net book value of principal balances after charge-offs for this nonperforming loan relationship was approximately $6,079,000, $8,400,000, and $10,000,000 at March 31, 2001, December 31, 2000, and September 31, 2000, respectively. This loan relationship was sold to a third party without recourse to the Company. As such, the Company is not subject to any future charge-offs related to this loan relationship.

Equity

The following table indicates the amounts of regulatory capital of the Company.



                                                                                     To Be Well
                                                                                  Capitalized Under
                                                                For Capital       Prompt Corrective
                                         Actual            Adequacy Purposes     Action Provisions
                                     Amount     Ratio        Amount     Ratio      Amount   Ratio
As of  March 31, 2001:
Total Capital to Risk Weighted Assets
   Consolidated                      $89,467   12.18%       =>$58,778 =>8.0%     =>$73,472  =>10.0%
   Tri Counties Bank                 $87,532   11.94%       =>$58,649 =>8.0%     =>$73,311  =>10.0%
Tier I Capital to Risk Weighted Assets
   Consolidated                      $80,283   10.93%       =>$29,389 =>4.0%     =>$44,083   =>6.0%
   Tri Counties Bank                 $78,341   10.69%       =>$29,324 =>4.0%     =>$43,987   =>6.0%
Tier I Capital to Average Assets
   Consolidated                      $80,243    8.40%       =>$38,234 =>4.0%     =>$47,791   =>5.0%
   Tri Counties Bank                 $78,341    8.21%       =>$38,169 =>4.0%     =>$47,712   =>5.0%





                                      Item 3. MARKET RISK MANAGEMENT

There have not been any significant changes in the risk management profile of the Bank since December 31, 2000.

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


                                                          TRICO BANCSHARES



Date   April 30, 2001                                    /s/  Richard P. Smith
    --------------------                                 -----------------------
                                                         President and
                                                         Chief Executive Officer


Date   April 30, 2001                                    /s/  Thomas J. Reddish
    --------------------                                 -----------------------
                                                         Vice President and CFO