Form 10-Q
period 2001-06-30
TRICO BANCSHARES /
filed 2001-08-10
CIK 356171

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

 For Quarter Ended June 30, 2001                Commission file number 0-10661
 -------------------------------                ------------------------------

                                TRICO BANCSHARES
             (Exact name of registrant as specified in its charter)


            California                                     94-2792841
 -------------------------------                        -------------------
   (State or other jurisdiction                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                 63 Constitution Drive, Chico, California 95973
               (Address of principal executive offices) (Zip code)

 Registrant's telephone number, including area code                530/898-0300
 ------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X       No
                             -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class:  Common stock, no par value

Outstanding shares as of August 3, 2001:  7,053,580

                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)


                                                      June 30,     December 31,
                                                     ---------     ------------
                                                        2001            2000
Assets:
Cash and due from banks                              $  47,893       $  58,190
Federal funds sold and repurchase agreements            39,800            --
                                                     ---------     ------------
     Cash and cash equivalents                          87,693          58,190
Securities available-for-sale                          185,031         229,110
Loans, net of allowance for loan losses
  of $11,920 and $11,670, respectively                 650,838         628,721
Premises and equipment, net                             16,876          16,772
Cash Value of Life Insurance                            14,319          13,753
Other real estate owned                                    998           1,441
Accrued interest receivable                              5,941           6,935
Intangible assets                                        5,490           5,464
Other assets                                            13,107          11,685
                                                     ---------     ------------

     Total assets                                    $ 980,293       $ 972,071
                                                     =========     ===========

Liabilities:
Deposits:
 Noninterest-bearing demand                          $ 166,559       $ 168,542
 Interest-bearing demand                               150,028         150,749
 Savings                                               220,429         214,158
 Time certificates                                     307,707         304,383
                                                     ---------     ------------
     Total deposits                                    844,723         837,832
Federal funds purchased                                   --               500
Accrued interest payable and other liabilities          16,851          14,523
Long term borrowings                                    32,969          33,983
                                                     ---------     ------------

     Total liabilities                                 894,543         886,838

Shareholders' equity:
Common stock                                            49,577          50,428
Retained earnings                                       36,573          35,129
Accumulated other comprehensive loss                      (400)           (324)
                                                     ---------     ------------

     Total shareholders' equity                         85,750          85,233
                                                     ---------     ------------

     Total liabilities and shareholders' equity      $ 980,293       $ 972,071
                                                     =========     ===========




                                                  TRICO BANCSHARES
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                    (unaudited)
                                  (in thousands except earnings per common share)

                                                      For the three months                  For the six months
                                                         ended June 30,                       ended June 30,
                                                    2001                2000             2001               2000
Interest income:
  Interest and fees on loans                         $ 15,355           $ 15,385         $ 30,457           $ 29,448
  Interest on investment
   securities-taxable                                   2,258              2,969            4,956              6,049
  Interest on investment
   securities-tax exempt                                  554                556            1,111              1,114
  Interest on federal funds sold                          547                 50              951                243
                                                --------------      -------------     ------------      -------------
     Total interest income                             18,714             18,960           37,475             36,854
                                                --------------      -------------     ------------      -------------

Interest expense:
  Interest on deposits                                  5,816              5,933           12,506             11,702
  Interest on federal funds purchased                       -                208                1                217
  Interest on repurchase agreements                         -                 84                -                 85
  Interest on other borrowings                            507                685            1,011              1,314
                                                --------------      -------------     ------------      -------------
      Total interest expense                            6,323              6,910           13,518             13,318
                                                --------------      -------------     ------------      -------------

     Net interest income                               12,391             12,050           23,957             23,536

Provision for loan losses                                 775                900            2,650              1,700
                                                --------------      -------------     ------------      -------------
    Net interest income after
     provision for loan losses                         11,616             11,150           21,307             21,836

Noninterest income:
  Service charges and fees                              2,097              1,886            3,970              3,693
  Gain on sale of insurance company stock                   -                  -            1,756                  -
  Gain on receipt of insurance company stock                -                  -                -              1,510
  Other income                                          1,144              1,354            2,365              2,663
                                                --------------      -------------     ------------      -------------
     Total noninterest income                           3,241              3,240            8,091              7,866
                                                --------------      -------------     ------------      -------------

Noninterest expenses:
  Salaries and related expenses                         5,258              4,948           10,416              9,782
  Other, net                                            5,026              4,502            9,638              8,692
                                                --------------      -------------     ------------      -------------
      Total noninterest expenses                       10,284              9,450           20,054             18,474
                                                --------------      -------------     ------------      -------------

Net income before income taxes                          4,573              4,940            9,344             11,228

  Income taxes                                          1,736              1,796            3,528              4,156
                                                --------------      -------------     ------------      -------------

     Net income                                       $ 2,837            $ 3,144          $ 5,816            $ 7,072
                                                ==============      =============     ============      =============

Basic earnings per common share                        $ 0.40             $ 0.44           $ 0.82             $ 0.99
                                                ==============      =============     ============      =============
Diluted earnings per common share                      $ 0.39             $ 0.43           $ 0.80             $ 0.96
                                                ==============      =============     ============      =============



                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)
                     (in thousands, except number of shares)





                                             Common stock                       Accumulated
                                       -------------------------                   Other
                                         Number                   Retained     Comprehensive                 Comprehensive
                                        of shares      Amount     earnings         Loss           Total         Income
                                       -------------------------------------------------------------------------------------
Balance, December 31, 2000               7,181,226      $50,428     $35,129             ($324)    $85,233

Exercise of Common Stock options            38,830          318                                       318

Repurchase of Common Stock                (166,476)      (1,169)     (1,541)                       (2,710)

Common stock cash dividends                                          (2,831)                       (2,831)

Comprehensive income:
 Net income                                                           5,816                         5,816            $5,816
 Other comprehensive income:
   Change in unrealized loss
    on securities, net of tax                                                             284         284               284
   Change in minimum
    pension liability, net of tax                                                        (360)       (360)             (360)
                                                                                                            ----------------
Comprehensive income                                                                                                 $5,740
                                       -------------------------------------------------------------------  ----------------
Balance, June 30, 2001                   7,053,580      $49,577     $36,573             ($400)    $85,750
                                       -------------------------------------------------------------------




                                        TRICO BANCSHARES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in thousands)
                                                                       For the six months
                                                                         ended June 30,
                                                                     2001              2000
                                                                 --------------    --------------

Operating activities:
  Net income                                                           $ 5,816           $ 7,072
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses                                          2,650             1,700
      Provision for losses on other real estate owned                       18                10
      Depreciation and amortization                                      1,349             1,256
      Amortization of intangible assets                                    455               482
      Accretion and amortization of investment
           securities discounts and premiums, net                          100               141
      Deferred income taxes                                                169              (173)
      Investment security (gains) losses, net                           (1,756)                -
      Gain on sale of OREO                                                 (31)              (50)
      Gain on sale of loans                                               (284)             (179)
      Loss on sale of fixed assets                                           8                44
      Amortization of stock options                                          -                69
      Decrease (increase) in interest receivable                           994              (523)
      Increase in interest payable                                         304               454
      Decrease in other assets and liabilities                          (1,386)             (474)
                                                                 --------------    --------------
        Net cash provided by operating activities                        8,406             9,829
                                                                 --------------    --------------
Investing activities:
  Proceeds from maturities of securities available-for-sale             43,044            23,596
  Proceeds from sales of securities available-for-sale                   3,265                 -
  Purchases of securities available-for-sale                              (127)           (8,955)
  Proceeds from sale of fixed assets                                         9                30
  Net increase in loans                                                (24,811)          (52,101)
  Purchases of premises and equipment                                   (1,221)           (2,253)
  Proceeds from sale of OREO                                               784               304
                                                                 --------------    --------------
        Net cash provided (used) by investing activities                20,943           (39,379)
                                                                 --------------    --------------
Financing activities:
  Net increase (decrease) in deposits                                    6,891            (6,543)
  Net increase (decrease) in Fed funds purchased                          (500)           17,000
  Net increase in repurchase agreements                                      -             4,900
  Borrowings under long-term debt agreements                                 -            35,000
  Payments of principal on long-term debt agreements                    (1,014)          (20,011)
  Repurchase of common stock                                            (2,710)             (154)
  Cash dividends - Common                                               (2,831)           (2,801)
  Exercise of common stock options                                         318               301
                                                                 --------------    --------------
        Net cash provided by financing activities                          154            27,692
                                                                 --------------    --------------
        Increase (decrease) in cash and cash equivalents                29,503            (1,858)
Cash and cash equivalents at beginning of period                        58,190            59,636
                                                                 --------------    --------------
Cash and cash equivalents at end of period                            $ 87,693          $ 57,778
                                                                 ==============    ==============
Supplemental information
  Cash paid for taxes                                                  $ 3,100           $ 3,961
  Cash paid for interest expense                                      $ 13,214          $ 12,864


                                Item 1. Notes to Condensed Consolidated
                                          Financial Statements

Note A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC) and in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading.

The interim results for the six months ended June 30, 2001 and 2000 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 2000.

Note B - Comprehensive Income

For the Company, comprehensive income includes net income reported on the statement of income, changes in the fair value of its available-for-sale investments and changes in minimum pension liability reported as other comprehensive income. The following table presents net income adjusted by these elements to determine total comprehensive income (in thousands).


                                           Three months ended   Six months ended
                                                 June 30,            June 30,
                                            2001        2000     2001      2000
Net income                                $ 2,837     $ 3,144  $ 5,816   $ 7,072
Net change in unrealized gains (losses)
  on securities available-for-sale           (172)        815      284       283
Net change in minimum
  pension liability                          (360)         --     (360)       --
                                          -------     -------  -------   -------
Comprehensive income (loss)               $ 2,305     $ 3,959  $ 5,740   $ 7,355
                                          =======     =======  =======   =======

Note C - Earnings per Share

The Company's basic and diluted earnings per share are as follows (in thousands except per share data):
                                              Three Months Ended June 30, 2001
                                                         Weighted
                                                          Average     Per-Share
                                              Income      Shares       Amount
Basic Earnings per Share
  Net income available to common shareholders $2,837     7,078,085       $0.40
Common stock options outstanding                  --       132,268
Diluted Earnings per Share
  Net income available to common shareholders $2,837     7,210,353       $0.39
                                              ======     =========

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
                                              ======     =========

                                                Six Months Ended June 30, 2001
                                                         Weighted
                                                          Average      Per-Share
                                              Income      Shares        Amount
Basic Earnings per Share
  Net income available to common shareholders $5,816     7,109,299       $0.82
Common stock options outstanding                  --       130,553
Diluted Earnings per Share
  Net income available to common shareholders $5,816     7,239,852       $0.80
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

The results of the separate branches have been aggregated into a single reportable segment, Community Banking. The Company's leasing, investment brokerage and real estate segments do not meet prescribed aggregation or materiality criteria and, therefore, are reported as "Other" in the following table.

Summarized financial information concerning the Bank's reportable segments is as follows (in thousands):
                                        Community
                                         Banking          Other         Total
Three Months Ended June 30, 2001
Net interest income                      $ 12,136     $     255      $  12,391
Noninterest income                          2,608           633          3,241
Noninterest expense                         9,838           446         10,284
Net income                                  2,623           214          2,837
Assets                                   $965,400       $14,893       $980,293

Three Months Ended June 30, 2000
Net interest income                     $  11,825     $     225      $  12,050
Noninterest income                          2,404           836          3,240
Noninterest expense                         8,904           546          9,450
Net income                                  2,858           286          3,144
Assets                                   $947,383       $13,684       $961,067

Six Months Ended June 30, 2001
Net interest income                     $  23,506     $     451      $  23,957
Noninterest income                          6,765         1,326          8,091
Noninterest expense                        19,139           915         20,054
Net income                                  5,400           416          5,816
Assets                                   $965,400       $14,893       $980,293

Six Months Ended June 30, 2000
Net interest income                     $  23,131     $     405      $  23,536
Noninterest income                          6,330         1,536          7,866
Noninterest expense                        17,503           971         18,474
Net income                                  6,536           536          7,072
Assets                                   $947,383       $13,684       $961,067

Note E - Other Income

Included in the results for the six months ended June 30, 2001 is a one-time pre-tax income item of $1,756,000. This one-time item represents the realized gain recorded by the Company upon the sale of 88,796 common shares of John Hancock Financial Services, Inc. (JHF) for proceeds of $3,265,000.

Included in the results for the six months ended June 30, 2000 is a one-time pre-tax income item of $1,510,000. This one-time item represents the initial value of 88,796 common shares of John Hancock Financial Services, Inc. (JHF) which the Bank received as a consequence of its ownership of certain insurance policies through John Hancock Mutual Life Insurance Company and John Hancock's conversion from a mutual company to a stock company.

Note F - Stock Repurchase Plan

On March 15, 2001, the Company announced the completion of its stock repurchase plan initially announced on July 20, 2000. Under this repurchase plan, the Company repurchased a total of 150,000 shares of which 110,000 shares were repurchased during the quarter ended March 31, 2001.

Also on March 15, 2001, the Company announced that its Board of Directors approved a new plan to repurchase, as conditions warrant, up to 150,000 additional shares of the Company's stock on the open market or in privately negotiated transactions. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 150,000 shares covered by this repurchase plan represent approximately 2.1% of the Company's 7,080,226 then outstanding common shares. As of July 10, 2001, the Company had repurchased 52,500 shares under this new plan.

Note G - Shareholder Rights Plan

On June 25, 2001, the Company announced that its Board of Directors adopted and entered into a Shareholder Rights Plan designed to protect and maximize shareholder value and to assist the Board of Directors in ensuring fair and equitable benefit to all shareholders in the event of a hostile bid to acquire the Company.

The Company adopted this Rights Plan to protect stockholders from coercive or otherwise unfair takeover tactics. In general terms, the Rights Plan imposes a significant penalty upon any person or group that acquires 15% or more of the Company's outstanding common stock without the approval of the Company's Board of Directors. The Rights Plan was not adopted in response to any known attempt to acquire control of the Company.

Under the Rights Plan, a dividend of one Preferred Stock Purchase Right was declared for each common share held of record as of the close of business on July 10, 2001. No separate certificates evidencing the Rights will be issued unless and until they become exercisable.

The Rights generally will not become exercisable unless an acquiring entity accumulates or initiates a tender offer to purchase 15% or more of the Company's common stock. In that event, each Right will entitle the holder, other than the unapproved acquirer and its affiliates, to purchase either the Company's common stock or shares in an acquiring entity at one-half of market value.

The Right's initial exercise price, which is subject to adjustment, is $49.00. The Company's Board of Directors generally will be entitled to redeem the Rights at a redemption price of $.01 per Right until an acquiring entity acquires a 15% position. The Rights expire on July 10, 2011.

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

Overview

The Company had earnings of $2,837,000 for the quarter ended June 30, 2001. The quarterly earnings represented a 9.8% decrease over the $3,144,000 reported for the same period of 2000. Diluted earnings per share for the second quarter of 2001 were $0.39 versus $0.43 in the year earlier period. Earnings for the six months ended June 30, 2001 were $5,816,000 versus year ago results of $7,072,000, and represented a 17.8% decrease. The diluted earnings per share were $0.80 and $0.96 for the respective six-month periods. Included in the results for the six months ended June 30, 2001 was a $1,756,000 pretax gain on the sale of the Company's equity investment in John Hancock Financial Services, Inc. (JHF). In the six months ended June 30, 2000, the Company recorded a $1,510,000 pretax gain from the initial receipt of its investment in JHF. Excluding the gains associated with the shares of JHF, the Company would have reported diluted earnings per share of $0.65 and $0.84 in the six months ended June 30, 2001 and 2000, respectively.

Pretax earnings for the second quarter of 2001 were $4,573,000 versus $4,940,000 for the same period in 2000. Net interest income reflected growth of $341,000 (2.8%) to $12,391,000. The interest income component was down $246,000 (1.3%) to $18,714,000 mainly due to Federal Reserve interest rate cuts totaling 275 basis points since December 31, 2000. Interest expense for the quarter ended June 30, 2001 decreased $587,000 (8.5%) from the year-ago quarter to $6,323,000 as a result of the Bank's efforts to reprice its liabilities. Net interest margin was 5.76% for the second quarter of 2001 versus 5.85% in the same quarter of the prior year. The provision for loan losses of $775,000 for the second quarter of 2001 was $125,000 lower than the $900,000 recorded in the same quarter of 2000.

Noninterest income for the second quarter of 2001 increased $1,000 to $3,241,000 from $3,240,000 during the same period in 2000. Income from service charges and fees increased $211,000 (11.2%) to $2,097,000, primarily due to increased account service charges. Other income decreased $210,000 (15.5%) to $1,144,000 in the second quarter of 2001 versus the same quarter in 2000. Accounting for the decrease in other income was a $253,000 (31%) decrease in commissions on the sale of insurance, mutual funds and annuities from $816,000 to $563,000. This decrease was partially offset by an increase in gain on sale of loans, which was up $38,000 (37%) to $142,000 for the quarter ended June 30, 2001.

Noninterest expense increased $834,000 (8.8%) in the second quarter 2001 versus 2000. Salary and benefit expense increased $310,000 (6.3%) on a quarter-over-quarter basis to $5,258,000. Base salary expense increased $180,000 (5.4%) due to a 2% increase in average full-time equivalent employees to 398, and a 3.4% rate of annual salary increases. An increase in the quarterly employee retirement expense accrual accounted for the majority of the remaining increase in salary and benefits expense. Other noninterest expenses increased $524,000 (11.6%) to $5,026,000 in the second quarter of 2001. Contributing to the increase in other noninterest expense was a $169,000 (13.4%) increase in premises and equipment expense that was primarily related to facility maintenance and computer network upgrade. Also contributing to the increase in other noninterest expense was a $58,000 (25.1%) increase in telephone expense, and a $79,000 (209%) increase in legal fees related to nonperforming loans. Utilities expense was up $9,000 (12%) over the year-ago quarter.

Assets of the Company totaled $980,293,000 at June 30, 2001 and represented increases of $8,222,000 (0.9%) and $19,226,000 (2.0%) from December 31, 2000 and
June 30, 2000 ending balances, respectively. Changes in earning assets from the prior year quarter-end balances included an increase in loans of $23,188,000 (3.6%) to $662,758,000 and a decrease in securities of $32,256,000 (14.8%) to
$185,031,000. The Company invested $39,800,000 of overnight Fed funds at June 30, 2001 compared to net overnight borrowings of $20,900,000 at June 30, 2000. Deposits at June 30, 2001 were up $57,156,000 (7.3%) to $844,723,000 from
$787,567,000 at June 30, 2000. From year-end 2000 balances, nonperforming assets have decreased $7,676,000 (52.3%) and total $6,992,000 at June 30, 2001.
Nonperforming assets were 0.71% of total assets at quarter end versus 1.51% at December 31, 2000.

Year to date 2001, on an annualized basis, the Company realized a return on assets of 1.21% and a return on equity of 13.48% versus 1.54% and 18.78% in the first half of 2000. TriCo Bancshares ended the quarter with a Tier 1 capital ratio of 10.5% and a total risk-based capital ratio of 11.7%.

The following tables provide a summary of the major elements of income and expense for the second quarter of 2001 compared with the second quarter of 2000 and for the first six months of 2001 compared with the first six months of 2000.

                                          TRICO BANCSHARES
                                       CONDENSED COMPARATIVE
                                          INCOME STATEMENT
                          (in thousands, except earnings per common share)

                                            Three months
                                           ended June 30,             Percentage
                                       2001                2000         Change
                                                                       increase
                                                                      (decrease)
Interest income                         $ 19,002            $ 19,241     (1.2%)
Interest expense                           6,323               6,910     (8.5%)
                                   --------------      --------------

Net interest income                       12,679              12,331      2.8%

Provision for loan losses                    775                 900    (13.9%)
                                   --------------      --------------

Net interest income after                 11,904              11,431      4.1%
  provision for loan losses

Noninterest income                         3,241               3,240      0.0%
Noninterest expenses                      10,284               9,450      8.8%
                                   --------------      --------------

Net income before income taxes             4,861               5,221     (6.9%)
Income taxes                               1,736               1,796     (3.3%)
Tax equivalent adjustment1                   288                 281      2.5%
                                   --------------      --------------

Net income                               $ 2,837             $ 3,144     (9.8%)
                                   ==============      ==============

Diluted earnings per common share         $ 0.39              $ 0.43     (9.3%)



1Interest on tax-free securities is reported on a tax equivalent basis of 1.52 for June 30, 2001 and 2000.

                                          TRICO BANCSHARES
                                       CONDENSED COMPARATIVE
                                          INCOME STATEMENT
                          (in thousands, except earnings per common share)

                                             Six months
                                           ended June 30,             Percentage
                                       2001                2000         Change
                                                                       increase
                                                                      (decrease)
Interest income                         $ 38,053           $ 37,422       1.7%
Interest expense                          13,518             13,318       1.5%
                                   --------------     --------------

Net interest income                       24,535             24,104       1.8%

Provision for loan losses                  2,650              1,700      55.9%
                                   --------------     --------------

Net interest income after                 21,885             22,404      (2.3%)
  provision for loan losses

Noninterest income                         8,091              7,866       2.9%
Noninterest expenses                      20,054             18,474       8.6%
                                   --------------     --------------

Net income before income taxes             9,922             11,796     (15.9%)
Income taxes                               3,528              4,156     (15.1%)
Tax equivalent adjustment1                   578                568       1.8%
                                   --------------     --------------

Net income                               $ 5,816            $ 7,072     (17.8%)
                                   ==============     ==============

Diluted earnings per common share         $ 0.80             $ 0.96     (16.7%)


1Interest on tax-free securities is reported on a tax equivalent basis of 1.52 for June 30, 2001 and 2000.

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

During the first six months of 2001, the Fed Reserve Bank lowered the Fed funds target rate 275 basis points to 3.75%. The Company's internal financial models indicate that like many of its community banking peers, in periods of falling interest rates its net interest margin is expected to compress slightly. Conversely, in periods of rising interest rates, its net interest margin is expected to expand slightly. During periods of extreme interest rate changes, such as in the first six months of 2001, this compression or expansion of net interest margin is temporarily compounded by the fact that generally, the Company's assets change their rates faster than the Company's liabilities change their rates. During the quarter ended March 31, 2001, this margin compression was at its highest level as the Fed cut interest rates 150 basis points, and the Company's net interest margin fell to 5.41% from 5.83% in the quarter ended December 31, 2000. During the quarter ended June 30, 2001, the Fed cut interest rates 125 basis points, but the repricing of the Company's liabilities began to catch up with the repricing of its assets, and the Company's net interest margin recovered to 5.76%.

For the three months ended June 30, 2001, interest income on a fully tax-equivalent basis decreased $239,000 (1.2%) over the same period in 2000. The average balance of total earning assets was higher by $36,393,000 (4.3%). Average loan and Fed funds sold balances were up $18,042,000 (2.9%) and $46,693,000 (1,452%), respectively, while average security balances were down $28,342,000 (12.9%). The average yield on loans, securities and Fed funds sold was lower by 30, 45 and 184 basis points respectively. The overall yield on average earning assets decreased 48 basis points to 8.64%.

For the second quarter of 2001, interest expense decreased $587,000 (8.5%) over the year earlier period. Average balances of interest-bearing liabilities were up $10,688,000 (1.5%). The average rate paid on interest bearing liabilities decreased 40 basis points to 3.56% from the year-ago quarter.

The combined effect of the decreases in interest income and interest expense for the second quarter of 2001 versus 2000 resulted in an increase of $348,000 (2.8%) in net interest income. Net interest margin was down 9 basis points to 5.76% from 5.85% for the same periods in 2001 and 2000.

The six-month period ending June 30, 2001, reflects an interest income increase of $631,000 (1.7%) over the same period in 2000. The average balance of total earning assets was higher by $42,963,000 (5.1%). Average loan and Fed funds sold balances were up $32,062,000 (5.3%) and $31,700,000 (376%), respectively, while average security balances were down $20,799,000 (9.3%). The average yield on loans, securities and Fed funds sold was lower by 18, 37 and 102 basis points respectively. The overall yield on average earning assets decreased 29 basis points to 8.67%.

Interest expense for the six-month period increased $200,000 (1.5%) from the same period in 2000. The average balance of total interest-bearing liabilities increased $18,477,000 (2.7%). The average rate paid on total interest-bearing liabilities decreased 5 basis points to 3.80%.

The combined effect of the increase in interest income and interest expense for the first six months of 2001 versus 2000 resulted in an increase of $431,000 (1.8%) in net interest income. Net interest margin decreased 18 basis points to 5.59% from 5.77%.

The following four tables provide summaries of the components of the interest income, interest expense and net interest margins on earning assets for the quarter and six month periods ended June 30, 2001 versus the same periods in 2000.



                                                     TRICO BANCSHARES
                                            ANALYSIS OF CHANGE IN NET INTEREST
                                                 MARGIN ON EARNING ASSETS
                                                      (in thousands)
                                                                    Three Months Ended
                                              June 30, 2001                                    June 30, 2000

                                Average          Income/        Yield/           Average         Income/         Yield/
                                Balance1         Expense        Rate             Balance1        Expense         Rate
Assets
Earning assets
  Loan 2,3                          $638,685        $ 15,355         9.62%           $620,643        $ 15,385         9.92%
  Securities4                        191,475           3,100         6.48%            219,817           3,806         6.93%
  Federal funds sold                  49,908             547         4.38%              3,215              50         6.22%
                                -------------    ------------   -----------      -------------   -------------   -----------
    Total earning assets             880,068          19,002         8.64%            843,675          19,241         9.12%
                                                 ------------                                    -------------
Cash and due from bank                39,940                                           37,092
Premises and equipment                16,955                                           16,131
Other assets,net                      40,965                                           42,507
Less:  allowance
  for loan losses                    (11,605)                                         (12,056)
                                -------------                                    -------------
      Total                         $966,323                                         $927,349
                                =============                                    =============

Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits                   $150,471             435         1.16%           $148,609             584         1.57%
  Savings deposits                   216,534           1,163         2.15%            215,533           1,640         3.04%
  Time deposits                      309,439           4,218         5.45%            269,765           3,709         5.50%
Fed funds purchased                      102               1         3.92%             12,556             208         6.63%
Repurchase agreements                      -               -                            5,179              84         6.49%
Long-term debt                        32,928             506         6.15%             47,144             685         5.81%
                                -------------    ------------   -----------      -------------   -------------   -----------
   Total interest-bearing
      liabilities                    709,474           6,323         3.56%            698,786           6,910         3.96%
                                                 ------------                                    -------------
Noninterest-bearing deposits         154,336                                          138,409
Other liabilities                     16,172                                           13,410
Shareholders' equity                  86,341                                           76,744
                                -------------                                    -------------
    Total liabilities
      and shareholders' equity      $966,323                                         $927,349
                                =============                                    =============
Net interest rate spread5                                            5.08%                                            5.16%
Net interest income/net                             $ 12,679                                         $ 12,331
                                                 ============                                    =============
  interest margin6                                     5.76%                                            5.85%
                                                 ============                                    =============


1Average balances are computed principally on the basis of daily balances.
2Nonaccrual loans are included.
3Interest income on loans includes fees on loans of $1,158,000 in 2001 and $715,000 in 2000.
4Interest income is stated on a tax equivalent basis of 1.52 at June 30, 2001 and 2000.
5Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
6Net interest margin is computed by dividing net interest income by total average earning assets.



                                                     TRICO BANCSHARES
                                            ANALYSIS OF CHANGE IN NET INTEREST
                                                 MARGIN ON EARNING ASSETS
                                                      (in thousands)
                                                                     Six Months Ended
                                              June 30, 2001                                    June 30, 2000

                                Average          Income/        Yield/           Average         Income/         Yield/
                                Balance1         Expense        Rate             Balance1        Expense         Rate
Assets
Earning assets
  Loan 2,3                         $ 635,713         $30,457         9.58%          $ 603,651         $29,448         9.76%
  Securities4                        202,447           6,645         6.56%            223,246           7,731         6.93%
  Federal funds sold                  40,139             951         4.74%              8,439             243         5.76%
                                -------------    ------------   -----------      -------------   -------------   -----------
    Total earning assets             878,299          38,053         8.67%            835,336          37,422         8.96%
                                                 ------------                                    -------------
Cash and due from bank                40,229                                           36,827
Premises and equipment                16,923                                           16,078
Other assets,net                      40,388                                           41,717
Less:  allowance
  for loan losses                    (12,020)                                         (11,730)
                                -------------                                    -------------
      Total                        $ 963,819                                        $ 918,228
                                =============                                    =============

Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits                  $ 151,428             957         1.26%          $ 147,924           1,162         1.57%
  Savings deposits                   217,418           2,787         2.56%            219,719           3,335         3.04%
  Time deposits                      308,959           8,762         5.67%            269,272           7,205         5.35%
Fed funds purchased                       51               1         3.92%              6,570             217         6.61%
Repurchase agreements                      -               -                            2,629              85         6.47%
Long-term debt                        33,058           1,011         6.12%             46,323           1,314         5.67%
                                -------------    ------------   -----------      -------------   -------------   -----------
   Total interest-bearing
      liabilities                    710,914          13,518         3.80%            692,437          13,318         3.85%
                                                 ------------                                    -------------
Noninterest-bearing deposits         150,978                                          137,262
Other liabilities                     15,610                                           13,202
Shareholders' equity                  86,317                                           75,327
                                -------------                                    -------------
    Total liabilities
      and shareholders' equity     $ 963,819                                        $ 918,228
                                =============                                    =============
Net interest rate spread5                                            4.86%                                            5.11%
Net interest income/net                              $24,535                                          $24,104
                                                 ============                                    =============
  interest margin6                                     5.59%                                            5.77%
                                                 ============                                    =============


1Average balances are computed principally on the basis of daily balances.
2Nonaccrual loans are included.
3Interest income on loans includes fees on loans of $2,069,000 in 2001 and $1,321,000 in 2000.
4Interest income is stated on a tax equivalent basis of 1.52 at June 30, 2001 and 2000.
5Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
6Net interest margin is computed by dividing net interest income by total average earning assets.


                                                 TRICO BANCSHARES
                                       ANALYSIS OF VOLUME AND RATE CHANGES
                                        ON NET INTEREST INCOME AND EXPENSE
                                                  (in thousand)

                                                             For the three months ended June 30,
                                                                       2001 over 2000

                                                                                Yield/
                                                     Volume                      Rate4                       Total
                                           -----------------          -----------------           -----------------
Increase (decrease) in interest income:
    Loans 1,2                                         $ 447                     $ (477)                      $ (30)
    Investment securities3                             (491)                      (215)                       (706)
    Federal funds sold                                  726                       (229)                        497
                                           -----------------          -----------------           -----------------
      Total                                             682                       (921)                       (239)
                                           -----------------          -----------------           -----------------

Increase (decrease) in interest expense:
    Demand deposits
      (interest-bearing)                                  7                       (156)                       (149)
    Savings deposits                                      8                       (485)                       (477)
    Time deposits                                       545                        (36)                        509
    Federal funds purchased                            (206)                        (1)                       (207)
    Repurchase agreements                               (84)                         -                         (84)
    Long-term debt                                     (207)                        28                        (179)
                                           -----------------          -----------------           -----------------
      Total                                              63                       (650)                       (587)
                                           -----------------          -----------------           -----------------

Increase in net interest income                       $ 619                     $ (271)                      $ 348
                                           =================          =================           =================


1Nonaccrual loans are included.
2Interest income on loans includes fee income on loans of $1,158,000 in 2001 and $715,000 in 2000.
3Interest income is stated on a tax equivalent basis of 1.52 for June 30, 2001 and 2000 respectively.
4The rate/volume variance has been included in the rate variance.



                                                 TRICO BANCSHARES
                                       ANALYSIS OF VOLUME AND RATE CHANGES
                                        ON NET INTEREST INCOME AND EXPENSE
                                                  (in thousand)

                                                              For the six months ended June 30,
                                                                       2001 over 2000

                                                                                Yield/
                                                     Volume                      Rate4                       Total
                                           -----------------          -----------------           -----------------
Increase (decrease) in interest income:
    Loans 1,2                                       $ 1,564                     $ (555)                    $ 1,009
    Investment securities3                             (721)                      (365)                     (1,086)
    Federal funds sold                                  913                       (205)                        708
                                           -----------------          -----------------           -----------------
      Total                                           1,756                     (1,125)                        631
                                           -----------------          -----------------           -----------------

Increase (decrease) in interest expense:
    Demand deposits
      (interest-bearing)                                 28                       (233)                       (205)
    Savings deposits                                    (35)                      (513)                       (548)
    Time deposits                                     1,062                        495                       1,557
    Federal funds purchased                            (215)                        (1)                       (216)
    Repurchase agreements                               (85)                         -                         (85)
    Long-term debt                                     (376)                        73                        (303)
                                           -----------------          -----------------           -----------------
      Total                                             379                       (179)                        200
                                           -----------------          -----------------           -----------------

Increase in net interest income                     $ 1,377                     $ (946)                      $ 431
                                           =================          =================           =================



1Nonaccrual loans are included.
2Interest income on loans includes fee income on loans of $2,069,000 in 2001 and $1,321,000 in 2000.
3Interest income is stated on a tax equivalent basis of 1.52 for June 30, 2001 and 2000.
4The rate/volume variance has been included in the rate variance.


Provision for Loan Losses

The Bank provided $775,000 for loan losses in the second quarter of 2001 versus $900,000 in 2000. Net charge-offs for all loans in the second quarter of 2001 totaled $196,000 versus $222,000 in the year earlier period.

For the six months ended June 30, 2001 and 2000, the Bank provided $2,650,000 and $1,700,000 for loan losses, respectively. Net charge-offs for all loans during the six months ended June 30, 2001 and 2000 were $2,400,000 and $145,000, respectively. Included in the net charge-offs during the six months ended June 30, 2001 is $2,000,000 of charge offs related to a single borrower. (Also see reference to this single borrower in the discussion of "Nonperforming Loans" below.)

Noninterest Income

Noninterest income for the second quarter of 2001 increased $1,000 to $3,241,000 from $3,240,000 during the same period in 2000. Income from service charges and fees increased $211,000 (11.2%) to $2,097,000, primarily due to increased account service charges and ATM fees. Other income decreased $210,000 (15.5%) to $1,144,000 in the second quarter of 2001 versus the same quarter in 2000. Accounting for the decrease in other income was a $253,000 (31%) decrease in commissions on the sale of insurance, mutual funds and annuities from $816,000 to $563,000. This decrease was partially offset by an increase in gain on sale of loans which was up $38,000 (37%) to $142,000 for the quarter ended June 30, 2001.

For the six months ended June 30, 2001, noninterest income was up $225,000 (2.9%) over the same period for 2000. As described above, during the quarters ended March 31, 2001 and 2000, the Company recorded one-time pre-tax income items of $1,756,000 and $1,510,000, respectively from the receipt and sale of John Hancock Financial Services, Inc. common stock. Excluding these one-time events, noninterest income for the six months ended June 30, 2001 would have decreased $21,000 (0.3%) to $6,335,000. Service charges and fee income was up $277,000 (7.5%) to $3,970,000 mainly due to increased account service charges and ATM fees. Other income decreased $298,000 (11.2%) to $2,365,000. Accounting for the decrease in other income was a $295,000 (20%) decrease in commissions on the sale of insurance, mutual funds and annuities from $1,480,000 to $1,185,000. This decrease was partially offset by an increase in gain on sale of loans which increased $105,000 (59%) to $284,000.

Noninterest Expense

Noninterest expense increased $834,000 (8.8%) in the second quarter 2001 versus 2000. Salary and benefit expense increased $310,000 (6.3%) on a quarter-over-quarter basis to $5,258,000. Base salary expense increased $180,000 (5.4%) due to a 2% increase in average full-time equivalent employees to 398, and a 3.4% rate of annual salary increases. Employee retirement expense accruals increased $138,000 (49%) due mainly to increased supplemental executive retirement plan and employee stock ownership plan accruals. Other noninterest expenses increased $524,000 (11.6%) to $5,026,000 in the second quarter of 2001. Contributing to the increase in other noninterest expense was a $169,000 (13.4%) increase in premises and equipment expense that was primarily related to facility maintenance and computer network upgrade. Utilities expense, which is included in premises and equipment expense, was up $9,000 (12%) over the year-ago quarter. Also contributing to the increase in other noninterest expense was a $98,000 (46%) increase in professional service fees comprised mostly of legal fees related to nonperforming loans. Operating expenses such as telephone, armored car, courier, ATM, and office supplies taken as a whole were up $107,000 (9%) from the year-ago quarter, with telephone expense being up $58,000 (25%) due primarily to the cost of enhanced data lines required by the Company's network.

For the first six months noninterest expenses increased $1,580,000 (8.6%) to $20,054,000 in 2001 compared to 2000. Salary and benefit expense increased $634,000 (6.5%) to $10,416,000. Base salary expense increased $412,000 (6.3%)
due to a 2.3% increase in average full-time equivalent employees to 395, and a 4.0% rate of annual salary increases. Employee retirement expense accruals increased $148,000 (24%) due mainly to increased supplemental executive retirement plan and employee stock ownership plan accruals. Other noninterest expenses increased $946,000 (10.9%) to $9,638,000. Contributing to the increase in other noninterest expense was a $135,000 (5.2%) increase in premises and equipment expense that was primarily related to facility maintenance and computer network upgrade. Utilities expense, which is included in premises and equipment expense, was up $30,000 (19%) over the year-ago period. Also contributing to the increase in other noninterest expense was a $203,000 (47%) increase in professional service fees comprised mostly of legal fees related to nonperforming loans. Operating expenses such as telephone, armored car, courier, ATM, and office supplies taken as a whole were up $327,000 (14%) from the year-ago quarter, with telephone expense being up $73,000 (16%) due primarily to the cost of enhanced data lines required by the Company's network, and postage expense up $109,000 (53%) due to special customer mailings in the quarter ended March 31, 2001.

Provision for Income Taxes

The effective tax rate for the six months ended June 30, 2001 was 37.8% and reflects an increase from 37.0% in the year earlier period.

Loans

At June 30, 2001, loan balances were $23,188,000 (3.6%) higher than the ending balances at June 30, 2000 and $22,367,000 (3.5%) higher than the ending balances at December 31, 2000. On a year-over-year basis at June 30, consumer and real estate construction loan balances were higher by $32,829,000 (31.8%) and $6,086,000 (18.1%), respectively. Commercial and real estate mortgage loan balances were lower by $3,504,000 (2.3%) and $12,223,000 (3.5%), respectively.

Securities

At June 30, 2001, securities available-for-sale had a fair value of $185,031,000 and an amortized cost of $185,096,000. This portfolio contained mortgage-backed securities with an amortized cost of $119,398,000 of which $10,306,000 were CMOs. At June 30, 2001, the Company had no securities classified as held-to-maturity

Nonperforming Loans

As shown in the following table, total nonperforming assets have decreased 52.3% to $6,992,000 in the first six months of 2001. Included in the nonaccrual loans balance at December 31, 2000 was approximately $8,400,000 related to a single borrower that was subsequently sold in the quarter ended March 31, 2001 without recourse to the Company. Nonperforming assets represent 0.71% of total assets. All nonaccrual loans are considered to be impaired when determining the need for a specific valuation allowance. The Collections Department personnel continue to make a concerted effort to work problem and potential problem loans to reduce risk of loss.



                                              June 30,           December 31,
                                                2001                 2000

Nonaccrual loans                                  $ 5,044           $ 12,262
Accruing loans past due 90 days or more               950                965
Restructured loans (in compliance with
  modified terms)                                       0                  0
                                           ---------------     --------------

     Total nonperforming loans                      5,994             13,227

Other real estate owned                               998              1,441
                                           ---------------     --------------

     Total nonperforming assets                   $ 6,992           $ 14,668
                                           ===============     ==============

Nonperforming loans to total loans                  0.90%              2.07%
Allowance for loan losses to
  nonperforming loans                                199%                88%
Nonperforming assets to total assets                0.71%              1.51%
Allowance for loan losses to
  nonperforming assets                               170%                80%

Allowance for Loan Loss

Credit risk is inherent in the business of lending. As a result, the Company maintains an Allowance for Loan Losses to absorb losses inherent in the Company's loan portfolio. This is maintained through periodic charges to earnings. These charges are shown in the Consolidated Income Statements as provision for loan losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance. However, for a variety of reasons, not all losses are immediately known to the Company and, of those that are known, the full extent of the loss may not be quantifiable at that point in time. The balance of the Company's Allowance for Loan Losses is meant to be an estimate of these unknown but probable losses inherent in the portfolio. For purposes of this discussion, "loans" shall include all loans and lease contracts, that are part of the Company's portfolio.

The Company formally assesses the adequacy of the allowance on a quarterly basis. Determination of the adequacy is based on ongoing assessments of the probable risk in the outstanding loan portfolio, and to a lesser extent the Company's loan commitments. These assessments include the periodic re-grading of credits based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment, growth of the portfolio as a whole or by segment, and other factors as warranted. Loans are initially graded when originated. They are re-graded as they are renewed, when there is a new loan to the same borrower, when identified facts demonstrate heightened risk of nonpayment, or if they become delinquent. Re-grading of larger problem loans occur at least quarterly. Confirmation of the quality of the grading process is obtained by independent credit reviews conducted by consultants specifically hired for this purpose and by various bank regulatory agencies.

The Company's method for assessing the appropriateness of the allowance includes specific allowances for identified problem loans and leases as determined by SFAS 114, formula allowance factors for pools of credits, and allowances for changing environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowance factors for loan pools are based on the previous 5 years historical loss experience by product type. Allowances for specific loans are based on SFAS 114 analysis of individual credits. Allowances for changing environmental factors are Management's best estimate of the probable impact these changes have had on the loan portfolio as a whole. This process is explained in detail in the notes to the Company's Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2000.

The following table presents information concerning the allowance and provision for loan losses for the six months ended.




                                           June 30,            June 30,
                                             2001                2000
                                          (in thousands)    (in thousands)
Balance, beginning of period                    $ 11,670            $ 11,037
Provision charged to operations                    2,650               1,700
Loans charged off                                 (2,537)               (424)
Recoveries of loans previously
  charged off                                        137                 279
                                        -----------------   -----------------
Balance, end of period                          $ 11,920            $ 12,592
                                        =================   =================
Ending loan portfolio                          $ 662,758           $ 639,570
                                        =================   =================
Allowance to loans as a
  percentage of ending loan portfolio              1.80%               1.97%
                                        =================   =================



Equity

The following table indicates the amounts of regulatory capital of the Company.

                                                                                     To Be Well
                                                                                  Capitalized Under
                                                                For Capital       Prompt Corrective
                                         Actual            Adequacy Purposes     Action Provisions
                                     Amount     Ratio        Amount     Ratio      Amount   Ratio
As of June 30, 2001 (amounts in thousands):
Total Capital to Risk Weighted Assets:
    Consolidated                     $89,786   11.74%       =>$61,342 =>8.0%     =>$76,678  =>10.0%
    Tri Counties Bank                $87,787   11.51%       =>$61,015 =>8.0%     =>$76,269  =>10.0%
Tier I Capital to Risk Weighted Assets:
    Consolidated                     $80,201   10.48%       =>$30,671 =>4.0%     =>$46,007  =>6.0%
    Tri Counties Bank                $78,224   10.26%       =>$30,507 =>4.0%     =>$45,762  =>6.0%
Tier I Capital to Average Assets:
    Consolidated                     $80,201    8.35%       =>$38,432 =>4.0%     =>$48,041  =>5.0%
    Tri Counties Bank                $78,224    8.16%       =>$38,364 =>4.0%     =>$47,956  =>5.0%

                                           Item 3. MARKET RISK MANAGEMENT

There have not been any significant changes in the market risk profile of the Bank since December 31, 2000.

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



(b)  Reports on Form 8-K:

         During the quarter ended June 30, 2001, the Registrant filed a Current Report on Form 8-K dated June 25, 2001 containing a press release announcing the adoption of a Shareholders Rights Plan and a copy of the Shareholders Rights Plan.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          TRICO BANCSHARES



Date                                               /s/ Richard P. Smith
    ----------------------------                   -----------------------------
                                                   Richard P. Smith
                                                   President and
                                                   Chief Executive Officer


Date                                               /s/ Thomas J. Reddish
    ----------------------------                   -----------------------------
                                                   Thomas J. Reddish
                                                   Vice President and
                                                   Chief Financial Officer