Form 10-Q
period 2001-09-30
TRICO BANCSHARES /
filed 2001-11-13
CIK 356171

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2001             Commission file number 0-10661
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

                          Yes  X       No
                             -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class:  Common stock, no par value

Outstanding shares as of November 9, 2001:  7,034,580

PART I

FINANCIAL INFORMATION

                          Item 1. FINANCIAL STATEMENTS


                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)


                                                  September 30,     December 31,
                                                  -------------     ------------
                                                      2001              2000
Assets:
Cash and due from banks                              $ 48,317         $ 58,190
Federal funds sold                                     27,000                -
                                                  -------------    ------------
   Cash and cash equivalents                           75,317           58,190
Securities available-for-sale                         210,789          229,110
Loans, net of allowance for loan losses
   of $12,437 and $11,670, respectively               655,720          628,721
Premises and equipment, net                            16,510           16,772
Cash Value of Life Insurance                           14,559           13,753
Other real estate owned                                   723            1,441
Accrued interest receivable                             6,087            6,935
Intangible Assets                                       5,262            5,464
Other assets                                           11,183           11,685
                                                  -------------    ------------
     Total assets                                   $ 996,150        $ 972,071
                                                  =============    ============

Liabilities:
Deposits
 Noninterest-bearing demand                         $ 177,970        $ 168,542
 Interest-bearing demand                              155,304          150,749
 Savings                                              228,367          214,158
 Time certificates                                    297,839          304,383
                                                  -------------    ------------
     Total deposits                                   859,480          837,832
Fed funds purchased                                         -              500
Accrued interest payable and other liabilities         15,327           14,523
Long term borrowings                                   32,963           33,983
                                                  -------------    ------------
     Total liabilities                                907,770          886,838

Shareholders' equity:
Common stock                                           49,395           50,428
Retained earnings                                      37,974           35,129
Accumulated other comprehensive income (loss)           1,011             (324)
                                                  -------------    ------------

     Total shareholders' equity                        88,380           85,233
                                                  -------------    ------------
     Total liabilities and shareholders' equity     $ 996,150        $ 972,071
                                                  =============    ============



                                                 TRICO BANCSHARES
                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                   (unaudited)
                                 (in thousands except earnings per common share)

                                                    For the three months                   For the nine months
                                                     ended September 30,                   ended September 30,
                                                  2001               2000                2001               2000
Interest income:
  Interest and fees on loans                       $ 15,486          $ 16,470            $ 45,943           $ 45,918
  Interest on investment
   securities-taxable                                 2,202             2,852               7,158              8,901
  Interest on investment
   securities-tax exempt                                555               555               1,666              1,669
  Interest on federal funds sold                        370                35               1,321                278
                                              --------------      ------------       -------------      -------------
     Total interest income                           18,613            19,912              56,088             56,766
                                              --------------      ------------       -------------      -------------

Interest expense:
  Interest on deposits                                5,097             6,382              17,603             18,084
  Interest on federal funds purchased                     3               295                   4                512
  Interest on repurchase agreements                       -                14                   -                 99
  Interest on other borrowings                          512               950               1,523              2,264
                                              --------------      ------------       -------------      -------------
     Total interest expense                           5,612             7,641              19,130             20,959
                                              --------------      ------------       -------------      -------------

     Net interest income                             13,001            12,271              36,958             35,807

Provision for loan losses                               600             1,800               3,250              3,500
                                              --------------      ------------       -------------      -------------
    Net interest income after
     provision for loan losses                       12,401            10,471              33,708             32,307

Noninterest income:
  Service charges and fees                            2,045             1,870               6,015              5,563
  Gain on sale of insurance company stock                 -                 -               1,756                  -
  Gain on receipt of insurance company stock              -                 -                   -              1,510
  Other income                                        1,366             1,464               3,731              4,127
                                              --------------      ------------       -------------      -------------
     Total noninterest income                         3,411             3,334              11,502             11,200
                                              --------------      ------------       -------------      -------------

Noninterest expenses:
  Salaries and related expenses                       5,483             4,946              15,899             14,728
  Other, net                                          5,034             4,359              14,672             13,051
                                              --------------      ------------       -------------      -------------
     Total noninterest expenses                      10,517             9,305              30,571             27,779
                                              --------------      ------------       -------------      -------------

Net income before income taxes                        5,295             4,500              14,639             15,728

  Income taxes                                        2,050             1,653               5,578              5,809
                                              --------------      ------------       -------------      -------------

     Net income                                     $ 3,245           $ 2,847             $ 9,061            $ 9,919
                                              ==============      ============       =============      =============

Basic earnings per common share                      $ 0.46            $ 0.40              $ 1.28             $ 1.38
                                              ==============      ============       =============      =============
Diluted earnings per common share                    $ 0.45            $ 0.39              $ 1.25             $ 1.35
                                              ==============      ============       =============      =============



           TRICO BANCSHARES
              CONDENSED CONSOLIDATED STATEMENTS OF
                CHANGES IN SHAREHOLDERS' EQUITY
             (unaudited)
      (in thousands, except number of shares)





                                              Common stock                      Accumulated
                                        ------------------------                   Other                       Change in
                                          Number                   Retained     Comprehensive                  Unrealized
                                         of shares     Amount      earnings     Income/(Loss)      Total      Gain/(Loss)
                                        -----------------------------------------------------------------------------------
Balance, December 31, 2000                7,181,226     $50,428     $35,129             ($324)    $85,233

Exercise of Common Stock options             38,830         386                                       386

Repurchase of Common Stock                 (201,976)     (1,419)     (1,979)                       (3,398)

Common Stock cash dividends                                          (4,237)                       (4,237)

Comprehensive income:
 Net income                                                           9,061                         9,061           $9,061
 Other comprehensive income:
   Change in unrealized gain/(loss)
    on securities, net of tax                                                           1,695       1,695            1,695
   Change in minimum
    pension liability, net of tax                                                        (360)       (360)            (360)
                                                                                                            ---------------
Comprehensive income                                                                                               $10,396
                                        ------------------------------------------------------------------  ---------------
Balance, September 30, 2001               7,018,080     $49,395     $37,974            $1,011     $88,380
                                        ------------------------------------------------------------------


                                     TRICO BANCSHARES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited, in thousands)
                                                                    For the nine months
                                                                    ended September 30,
                                                                2001               2000
                                                           -------------      -------------

Operating activities:
Net income                                                      $ 9,061            $ 9,919
Adjustments to reconcile net income to net cash provided
 by operating activities:
     Provision for loan losses                                    3,250              3,500
     Provision for losses on other real estate owned                 18                 25
     Depreciation and amortization                                1,891              1,875
     Amortization of intangible assets                              683                724
     Accretion of investment security discounts                     139                200
     Deferred income taxes                                         (551)              (245)
     Investment security (gains) losses (net)                    (1,791)                 -
     (Gain) loss on sale of OREO                                    (48)               (68)
     (Gain) loss on sale of loans                                  (476)              (385)
     (Gain) loss on sale of fixed assets                             (4)                52
     Amortization of stock options                                    -                 69
     (Increase) decrease in interest receivable                     848               (285)
     Increase (decrease) in interest payable                       (895)               429
     (Increase) decrease in other assets and liabilities           (162)              (773)
                                                           -------------      -------------
          Net cash provided (used) by operating activities       11,963             15,037
Investing activities:
     Proceeds from maturities of securities available-for-sale   63,331             29,309
     Proceeds from sale of securities available-for-sale         14,120                  -
     Purchases of securities available-for-sale                 (54,738)            (9,023)
     Net (increase) decrease in loans                           (30,100)           (66,654)
     Proceeds from sales of fixed assets                             23                 32
     Purchases of premises and equipment                         (1,426)            (2,872)
     Proceeds from the sale of OREO                               1,075                914
                                                           -------------      -------------
          Net cash provided (used) by investing activities       (7,715)           (48,294)
Financing activities:
     Net increase (decrease) in deposits                         21,648             14,500
     Net increase (decrease) in Fed funds purchased                (500)            13,600
     Borrowings under long-term debt agreements                       -             35,000
     Payments of principal on long-term debt agreements          (1,020)           (35,017)
     Cash dividends - Common                                     (4,237)            (4,243)
     Repurchase of common stock                                  (3,398)              (235)
     Exercise of common stock options                               386                364
                                                           -------------      -------------
          Net cash provided (used) by financing activities       12,879             23,969
                                                           -------------      -------------
          Increase (decrease) in cash and cash equivalents       17,127             (9,288)
          Cash and cash equivalents at beginning of year         58,190             59,636
                                                           -------------      -------------
          Cash and cash equivalents at end of period           $ 75,317           $ 50,348
                                                           =============      =============
Supplemental information:
     Cash paid for taxes                                        $ 5,775            $ 6,573
     Cash paid for interest expense                            $ 20,025           $ 20,530



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

The interim results for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note B - Comprehensive Income

For the Company, comprehensive income includes net income reported on the statement of income, changes in the fair value of its available-for-sale investments and changes in minimum pension liability reported as other comprehensive income. The following table presents net income adjusted by these elements to determine total comprehensive income (in thousands):


                                         Three months ended    Nine months ended
                                            September 30,        September 30,
                                          2001        2000     2001         2000
Net income                                 $3,245   $ 2,847   $ 9,061    $ 9,919
Net change in unrealized gains/(losses)
  on securities available-for-sale          1,411     1,555     1,695      1,838
Net change in minimum
  pension liability                             -         -      (360)         -
                                          -------  --------   -------    -------

Comprehensive income                       $4,656   $ 4,402   $10,396    $11,757
                                           ======   =======   =======    =======

Note C - Earnings per Share

The Company's basic and diluted earnings per share are as follows (dollars in thousands except per share data):
                                           Three Months Ended September 30, 2001
                                                          Weighted
                                                           Average     Per-Share
                                              Income       Shares       Amount
Basic Earnings per Share:
  Net income available to common shareholders $3,245     7,044,156       $0.46
Common stock options outstanding                  --       186,767
Diluted Earnings per Share:
  Net income available to common shareholders $3,245     7,230,923       $0.45
                                              ======     =========

                                           Three Months Ended September 30, 2000
                                                          Weighted
                                                           Average     Per-Share
                                              Income       Shares        Amount
Basic Earnings per Share:
  Net income available to common shareholders $2,847     7,203,004       $0.40
Common stock options outstanding                  --       146,398
Diluted Earnings per Share:
  Net income available to common shareholders $2,847     7,349,402       $0.39
                                              ======     =========

                                           Nine Months Ended September 30, 2001
                                                          Weighted
                                                           Average     Per-Share
                                              Income       Shares        Amount
Basic Earnings per Share:
  Net income available to common shareholders $9,061     7,087,346       $1.28
Common stock options outstanding                  --       149,497
Diluted Earnings per Share:
  Net income available to common shareholders $9,061     7,236,843       $1.25
                                              ======     =========

                                           Nine Months Ended September 30, 2000
                                                          Weighted
                                                           Average     Per-Share
                                              Income       Shares       Amount
Basic Earnings per Share:
  Net income available to common shareholders $9,919     7,187,655       $1.38
Common stock options outstanding                  --       155,010
Diluted Earnings per Share:
  Net income available to common shareholders $9,919     7,342,665       $1.35
                                              ======     =========

Note D - Business Segments

The Company is principally engaged in traditional community banking activities provided by the Company's wholly-owned subsidiary, Tri Counties Bank (the "Bank") through its thirty branches and seven in-store branches located throughout Northern California from the Oregon boarder to Bakersfield. Community banking activities include the Bank's commercial and retail lending, deposit gathering and investment and liquidity management activities. In addition to its community banking services, the Bank offers investment brokerage and leasing services.

The results of the Bank's separate branches have been aggregated into a single reportable segment, "Community Banking". The Company's leasing, investment brokerage and real estate segments do not meet the prescribed aggregation or materiality criteria and, therefore, are reported as "Other" in the following table.

Summarized financial information concerning the Bank's reportable segments is as follows (in thousands):
                                          Community
                                           Banking          Other         Total
Three Months Ended September 30, 2001
Net interest income                        $ 12,832    $      169       $ 13,001
Noninterest income                            2,652           759          3,411
Noninterest expense                           9,878           639         10,517
Net income                                    3,066           179          3,245
Assets                                     $980,270      $ 15,880       $996,150

Three Months Ended September 30, 2000
Net interest income                        $ 12,059     $     212       $ 12,271
Noninterest income                            2,507           827          3,334
Noninterest expense                           8,792           513          9,305
Net income                                    2,552           295          2,847
Assets                                     $947,064      $ 14,917       $961,981

Nine Months Ended September 30, 2001
Net interest income                        $ 36,338     $     620       $ 36,958
Noninterest income                            9,417         2,085         11,502
Noninterest expense                          28,826         1,745         30,571
Net income                                    8,466           595          9,061
Assets                                     $980,270       $15,880       $996,150

Nine Months Ended September 30, 2000
Net interest income                        $ 35,190     $     617       $ 35,807
Noninterest income                            8,837         2,363         11,200
Noninterest expense                          26,295         1,484         27,779
Net income                                    9,088           831          9,919
Assets                                     $947,064      $ 14,917       $961,981

Note E - Other Income

Included in the results for the nine months ended September 30, 2001 is a one-time pre-tax income item of $1,756,000. This one-time item represents the realized gain recorded by the Company upon the sale of 88,796 common shares of John Hancock Financial Services, Inc. (JHF) for proceeds of $3,265,000.

Included in the results for the nine months ended September 30, 2000 was a one-time pre-tax income item of $1,510,000. This one-time item represents the initial value of 88,796 common shares of JHF which the Bank received as a consequence of its ownership of certain insurance policies through John Hancock Mutual Life Insurance Company and JHF's conversion from a mutual company to a stock company.

Note F - Stock Repurchase Plans

On March 15, 2001, the Company announced the completion of its first stock repurchase plan initially announced on July 20, 2000. Under this repurchase plan, the Company repurchased a total of 150,000 shares of which 110,000 shares were repurchased since December 31, 2000.

On October 19, 2001, the Company announced the completion of its second stock repurchase plan initially announced on March 15, 2001. Under this repurchase plan, the Company repurchased a total of 150,000 shares.

Also on October 19, 2001, the Company announced that its Board of Directors approved a new plan to repurchase, as conditions warrant, up to 150,000 additional shares of the Company's stock on the open market or in privately negotiated transactions. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 150,000 shares covered by this repurchase plan represent approximately 2.2% of the Company's 6,992,080 then outstanding common shares. As of November 9, 2001, the Company had repurchased 68,500 shares under this new plan.

Note G - Shareholder Rights Plan

On June 25, 2001, the Company announced that its Board of Directors adopted and entered into a Shareholder Rights Plan designed to protect and maximize shareholder value and to assist the Board of Directors in ensuring fair and equitable benefit to all shareholders in the event of a hostile bid to acquire the Company.

The Company adopted this Rights Plan to protect stockholders from coercive or otherwise unfair takeover tactics. In general terms, the Rights Plan imposes a significant penalty upon any person or group that acquires 15% or more of the Company's outstanding common stock without approval of the Company's Board of Directors. The Rights Plan was not adopted in response to any known attempt to acquire control of the Company.

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

The Right's initial exercise price, which is subject to adjustment, is $49.00 per Right. The Company's Board of Directors generally will be entitled to redeem the Rights at a redemption price of $.01 per Right until an acquiring entity acquires a 15% position. The Rights expire on July 10, 2011.

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

Overview

The Company had earnings of $3,245,000 for the quarter ended September 30, 2001. The quarterly earnings represented a 14.0% increase from the $2,847,000 reported for the same period of 2000. Diluted earnings per share for the third quarter of 2001 were $0.45 versus $0.39 in the year earlier period. Earnings for the nine months ended September 30, 2001 were $9,061,000 versus year ago results of $9,919,000, and represented an 8.7% decrease. The diluted earnings per share were $1.25 and $1.35 for the respective nine-month periods. Included in the results for the nine months ended September 30, 2001 was a $1,756,000 pretax gain on the sale of the Company's equity investment in John Hancock Financial Services, Inc. (JHF). In the nine months ended September 30, 2000, the Company recorded a $1,510,000 pretax gain from the initial receipt of its investment in JHF. Excluding the gains associated with the shares of JHF, the Company would have reported diluted earnings per share of $1.10 and $1.23 in the nine months ended September 30, 2001 and 2000, respectively.

The increase in third quarter operating results was due to a $730,000 (6.0%) increase in net interest income, a $1,200,000 (67%) decrease in provision for loan losses offset by a $1,212,000 (13.0%) increase in noninterest expense. The 6.0% increase in net interest income was primarily due to a 2.8% increase in the average balance of interest earning assets and a 16 basis point increase in net interest margin. The 67% decrease in the quarterly provision for loan losses was due to a 97% decrease in quarterly net loan charge offs. The 13.0% increase in noninterest expense was due to increased salary expense from annual salary increases and additional headcount, and increased other operational expenses due to new branch locations and sales volume related expenses.

Net interest income for the quarter ended September 30, 2001 grew $718,000 (5.7%) to $13,289,000 on a fully tax equivalent basis. Interest income was down $1,311,000 (6.5%) mainly due to Federal Reserve interest rate cuts totaling 400 basis points since December 31, 2000. This was partially offset by a 2.8% increase in the quarter-over-quarter volume of earning assets ($894,670,000 versus $869,779,000). The average yield on earning assets decreased 85 basis points to 8.45%. Interest expense decreased $2,029,000 (26.6%) as a result of a 110 basis point decrease in the average rate paid on interest-bearing liabilities to 3.15% and a 0.8% decrease in average balances of interest-bearing liabilities to $713,356,000. The average balance of noninterest-bearing deposits increased 15.3% to $164,583,000 from the year-ago quarter. Net interest margin was 5.94% for the third quarter of 2001 versus 5.78% in the same quarter of the prior year.

Noninterest income for the third quarter of 2001 increased $77,000 (2.3%) to $3,411,000 from the same period in 2000. Service charge and fee income was up $175,000 (9.4%) to $2,045,000 mainly due to increased deposit account service charges and fees. Other noninterest income decreased $98,000 (6.7%) to $1,366,000. The decrease in other noninterest income was comprised of a $2,000 (0.3%) decrease in commissions on nondeposit investment product sales to $678,000, a $14,000 (6.8%) decrease in gain on sale of loans and loan servicing to $191,000, a $105,000 (72%) decrease in miscellaneous noninterest income to $41,000, and a $35,000 (100%) increase in gain on sale of investments.

Noninterest expense increased $1,212,000 (13.0%) to $10,517,000 in the third quarter of 2001 versus the same period in 2000. Salary and benefit expense increased $537,000 (10.9%) to $5,483,000 due to a $175,000 (5.1%) increase in base salaries to $3,606,000, a $205,000 (42%) increase in sales commissions and incentives to $699,000, and a $72,000 (27%) increase in employee retirement expense to $336,000. Average full-time equivalent employees increased 2.1% from the year-ago quarter to 487. Other expenses increased $675,000 (15.5%) to $5,034,000. Expenses contributing to this increase included a $109,000 (45%) increase in telephone expense to $350,000, a $58,000 (30%) increase in ATM network charges, an $84,000 (6%) increase in premises and equipment expense to $1,415,000, and a $138,000 (46%) increase in loan production and maintenance expenses.

Assets of the Company totaled $996,150,000 at September 30, 2001 and represented increases of $24,079,000 (2.5%) and $34,169,000 (3.6%) from the December 31,
2000 and September 30, 2000 ending balances, respectively. Changes in average earning assets from the prior year third quarter-end balances included an increase in loans of $10,581,000 (1.6%) to $661,630,000, a decrease in securities of $25,250,000 (11.7%) to $191,296,000, and an increase in Federal funds sold of $39,560,000 to $41,744,000. From year-end 2000 balances, nonperforming assets have decreased $8,141,000 (55.5%) and total $6,527,000 at September 30, 2001. Nonperforming assets were 0.66% and 1.51% of total assets at September 30, 2001 and December 31, 2000, respectively. Nonperforming assets were $6,992,000, $7,790,000, and $14,668,000 at June 30, 2001, March 31, 2001,
and December 31, 2000, respectively.

Year-to-date 2001, on an annualized basis, the Company realized a return on assets of 1.25% and a return on equity of 13.90% versus 1.42% and 17.16%, respectively, in the nine months ended September 30, 2000. TriCo Bancshares ended the quarter with a Tier 1 capital ratio of 10.44% and a total risk-based capital ratio of 11.69%.

The following tables provide a summary of the major elements of income and expense for the third quarter of 2001 compared with the third quarter of 2000 and for the first nine months of 2001 compared with the first nine months of 2000:

                                TRICO BANCSHARES
                              CONDENSED COMPARATIVE
                                INCOME STATEMENT
                                   (unaudited)



                                            Three months
                                          ended September 30,         Percentage
                                       2001              2000           Change
                                       (in thousands, except           increase
                                         earnings per share)          (decrease)
Interest income                      $ 18,901         $ 20,212          (6.5%)
Interest expense                        5,612            7,641         (26.6%)
                                     --------         --------

Net interest income                    13,289           12,571           5.7%

Provision for loan losses                 600            1,800         (66.7%)
                                     --------         --------

Net interest income after              12,689           10,771          17.8%
  provision for loan losses

Noninterest income                      3,411            3,334           2.3%
Noninterest expenses                   10,517            9,305          13.0%
                                     --------         --------

Net income before income taxes          5,583            4,800          16.3%
Income taxes                            2,050            1,653          24.0%
Tax equivalent adjustment1                288              300          (4.0%)
                                     --------         --------

Net income                              3,245            2,847          14.0%
                                     ========         ========


Diluted earnings per common share      $ 0.45           $ 0.39          15.4%


1Interest on tax-free securities is reported on a tax equivalent basis of 1.52 for September 30, 2001 and 2000.

                                TRICO BANCSHARES
                              CONDENSED COMPARATIVE
                                INCOME STATEMENT
                                   (unaudited)



                                            Nine months
                                         ended September 30,          Percentage
                                       2001             2000            Change
                                       (in thousands, except           increase
                                        earnings per share)           (decrease)
Interest income                      $ 56,954         $ 57,634          (1.2%)
Interest expense                       19,130           20,959          (8.7%)
                                     --------         --------

Net interest income                    37,824           36,675           3.1%

Provision for loan losses               3,250            3,500          (7.1%)
                                     --------         --------

Net interest income after              34,574           33,175           4.2%
  provision for loan losses

Noninterest income                     11,502           11,200           2.7%
Noninterest expenses                   30,571           27,779          10.1%
                                     --------         --------

Net income before income taxes         15,505           16,596          (6.6%)
Income taxes                            5,578            5,809          (4.0%)
Tax equivalent adjustment1                866              868          (0.2%)
                                     --------         --------

Net income                              9,061            9,919          (8.7%)
                                     ========         ========


Diluted earnings per common share      $ 1.25           $ 1.35          (7.4%)


1Interest on tax-free securities is reported on a tax equivalent basis of 1.52 for September 30, 2001 and 2000.

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

For the three months ended September 30, 2001, interest income decreased $1,311,000 (6.5%) over the same period in 2000. The average balance of total earning assets was higher by $24,891,000 (2.9%). Average loan and Federal funds sold balances were up $10,581,000 (1.6%) and $39,560,000 (1,811%), respectively, and resulted in increases on interest income of $268,000 and $634,000, respectively. Average balances of securities were down $25,250,000 (11.7%) which resulted in a $432,000 decrease in interest income. The average yield on loans was lower by 76 basis points while the average yield on securities and Fed funds sold decreased 48 and 286 basis points, respectively. The overall yield on average earning assets decreased 85 basis points to 8.45% which decreased interest income by $1,781,000.

For the third quarter of 2001, interest expense decreased $2,029,000 (26.6%) over the year earlier period. Average balances of interest-bearing liabilities were down $5,814,000 (0.8%), and resulted in a $325,000 decrease in interest expense. The average rate paid on interest- bearing liabilities decreased 110 basis points to 3.15% and resulted in a $1,704,000 decrease in interest expense.

The combined effect of the decrease in interest income and decrease in interest expense for the third quarter of 2001 versus the third quarter of 2000 resulted in an increase of $718,000 (5.7%) in net interest income. Net interest margin was up 16 basis points to 5.94% from 5.78% for the same period a year ago.

The nine-month period ending September 30, 2001, reflects an interest income decrease of $680,000 (1.2%) over the same period in 2000. Increases of $24,823,000 (4.0%) and $34,349,000 (543%) in average balances of loans and
Federal funds sold, respectively, accounted for increases in interest income of $1,839,000 and $1,507,000, respectively. A decrease of $22,299,000 (10.1%) in average balances of securities accounted for a $1,154,000 decrease in interest income. The average yield received on all earning assets for the nine-month period ended September 30, 2001 was down 48 basis points to 8.59%, and resulted in a $2,872,000 decrease in interest income.

Interest expense for the nine-month period decreased $1,829,000 (8.7%) from that for the same period in 2000. Average balances of interest-bearing liabilities were up $10,291,000 (1.5%) and resulted in a $69,000 increase in interest expense. The average rate paid on interest- bearing liabilities decreased 40 basis points to 3.58% and resulted in a $1,898,000 decrease in interest expense.

The combined effect of the decreases in interest income and interest expense for the first nine months of 2001 versus 2000 resulted in an increase of $1,149,000 (3.1%) in net interest income. Net interest margin decreased 6 basis points to 5.71% from 5.77%.

Historically, the Bank's net interested margin has exhibited an asset-sensitive nature, meaning when market interest rates increased the Bank's net interest margin generally increased, and when rates decreased the Bank's net interest margin decreased. During 2000, the Federal Reserve was raising interest rates, and the Bank's margin improved. In January 2001, the Federal Reserve started a historic series of interest rate reductions which caused the Bank's net interest margin to contract in the quarter ended March 31, 2001. The Bank then began aggressively cutting its deposit rates that despite continued Federal Reserve rate reductions lead to significant improvements in net interest margin in the quarters ended June 30, and September 30, 2001. The Federal Reserve has continued to aggressively decrease interest rates, and as it does it becomes increasingly difficult for the Bank to maintain its current relatively high net interest margin.

The following four tables provide summaries of the components of the interest income, interest expense and net interest margins on earning assets for the quarter and nine month periods ended September 30, 2001 versus the same periods in 2000:


                                                     TRICO BANCSHARES
                                            ANALYSIS OF CHANGE IN NET INTEREST
                                                 MARGIN ON EARNING ASSETS
                                                (unaudited, in thousands)
                                                                   Three Months Ended
                                               30-Sep-01                                        30-Sep-00

                               Average          Income/         Yield/         Average           Income/        Yield/
                               Balance1         Expense         Rate           Balance1          Expense        Rate
Assets
Earning assets
  Loans 2,3                        $661,630       $ 15,486           9.36%         $651,049       $ 16,470          10.12%
  Securities4                       191,296          3,045           6.37%          216,546          3,707           6.85%
  Federal funds sold                 41,744            370           3.55%            2,184             35           6.41%
                               -------------    -----------                    -------------     ----------
    Total earning assets            894,670         18,901           8.45%          869,779         20,212           9.30%
                                                -----------                                      ----------
Cash and due from bank               42,680                                          38,693
Premises and equipment               16,760                                          17,244
Other assets, net                    40,367                                          41,610
Less:  allowance
  for loan losses                   (12,090)                                        (11,866)
                               -------------                                   -------------
      Total                        $982,387                                        $955,460
                               =============                                   =============

Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits                  $157,315            368           0.94%         $148,728            590           1.59%
  Savings deposits                  224,338          1,111           1.98%          214,663          1,725           3.21%
  Time deposits                     298,505          3,618           4.85%          279,355          4,067           5.82%
Federal funds purchased                 235              3           5.11%           17,131            295           6.89%
Repurchase agreements                     -              -                              804             14           5.16%
Long-term debt                       32,963            512           6.21%           58,489            950           6.50%
                               -------------    -----------                    -------------     ----------
   Total interest-bearing
      liabilities                   713,356          5,612           3.15%          719,170          7,641           4.25%
                                                -----------                                      ----------
Noninterest-bearing deposits        164,583                                         142,767
Other liabilities                    16,441                                          13,039
Shareholders' equity                 88,005                                          80,484
                               -------------                                   -------------
    Total liabilities
      and shareholders' equity     $982,385                                        $955,460
                               =============                                   =============

Net interest rate spread5                                            5.30%                                           5.05%
Net interest income/net                           $ 13,289                                        $ 12,571
                                                ===========                                      ==========
  interest margin6                                   5.94%                                           5.78%
                                                ===========                                      ==========


1Average balances are computed principally on the basis of daily balances.
2Nonaccrual loans are included.
3Interest income on loans includes fees on loans of $1,406,000 in 2001 and $829,000 in 2000.
4Interest income is stated on a tax equivalent basis of 1.52 at September 30, 2001 and 2000.
5Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
6Net interest margin is computed by dividing net interest income by total average earning assets.



                                                     TRICO BANCSHARES
                                            ANALYSIS OF CHANGE IN NET INTEREST
                                                 MARGIN ON EARNING ASSETS
                                                 (unaudited, in thousands)
                                                                     Nine Months Ended
                                               30-Sep-01                                        30-Sep-00

                                Average         Income/         Yield/           Average         Income/         Yield/
                                Balance1        Expense         Rate             Balance1        Expense         Rate
Assets
Earning assets
  Loans 2,3                        $ 644,447        $ 45,943         9.51%         $ 619,624        $ 45,918          9.88%
  Securities4                        198,689           9,690         6.50%           220,988          11,438          6.90%
  Federal funds sold                  40,680           1,321         4.33%             6,331             278          5.85%
                                -------------   -------------                    ------------    ------------
    Total earning assets             883,816          56,954         8.59%           846,943          57,634          9.07%
                                                -------------                                    ------------
Cash and due from bank                41,055                                          37,456
Premises and equipment                16,868                                          16,471
Other assets, net                     40,381                                          41,681
Less:  allowance
  for loan losses                    (12,044)                                        (11,776)
                                -------------                                    ------------
      Total                        $ 970,076                                       $ 930,775
                                =============                                    ============

Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits                  $ 153,412           1,325         1.15%         $ 148,195           1,752          1.58%
  Savings deposits                   219,750           3,898         2.37%           218,015           5,060          3.09%
  Time deposits                      305,436          12,380         5.40%           272,670          11,272          5.51%
Federal funds purchased                  113               4         4.25%            10,129             512          6.74%
Repurchase agreements                      -               -                           2,014              99          6.55%
Long-term debt                        33,026           1,523         6.15%            50,423           2,264          5.99%
                                -------------   -------------                    ------------    ------------
   Total interest-bearing
      liabilities                    711,737          19,130         3.58%           701,446          20,959          3.98%
                                                -------------                                    ------------
Noninterest-bearing deposits         155,563                                         139,117
Other liabilities                     15,890                                          13,147
Shareholders' equity                  86,886                                          77,065
                                -------------                                    ------------
    Total liabilities
      and shareholders' equity     $ 970,076                                       $ 930,775
                                =============                                    ============

Net interest rate spread5                                            5.01%                                            5.09%
Net interest income/net                             $ 37,825                                        $ 36,675
                                                =============                                    ============
  interest margin6                                     5.71%                                           5.77%
                                                =============                                    ============


1Average balances are computed principally on the basis of daily balances.
2Nonaccrual loans are included.
3Interest income on loans includes fees on loans of $3,475,000 in 2001 and $2,150,000 in 2000.
4Interest income is stated on a tax equivalent basis of 1.52 at September 30, 2001 and 2000.
5Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
6Net interest margin is computed by dividing net interest income by total average earning assets.



                                                 TRICO BANCSHARES
                                        ANALYSIS OF VOLUME AND RATE CHANGES
                                        ON NET INTEREST INCOME AND EXPENSE
                                             (unaudited, in thousands)



                                                      For the three months ended September 30,
                                                                   2001 over 2000

                                                                                                             Yield/
                                             Volume                          Rate4                            Total
                                  ------------------             ------------------             --------------------
Increase (decrease) in
  interest income:
    Loans 1,2                                 $ 268                       $ (1,252)                          $ (984)
    Investment securities3                     (432)                          (230)                            (662)
    Federal funds sold                          634                           (299)                             335
                                  ------------------             ------------------             --------------------
      Total                                     470                         (1,781)                          (1,311)
                                  ------------------             ------------------             --------------------

Increase (decrease) in
  interest expense:
    Demand deposits
      (interest-bearing)                         34                           (256)                            (222)
    Savings deposits                             78                           (692)                            (614)
    Time deposits                               279                           (728)                            (449)
    Federal funds purchased                    (291)                            (1)                            (292)
    Short-term debt                             (10)                            (4)                             (14)
    Long-term debt                             (415)                           (23)                            (438)
                                  ------------------             ------------------             --------------------
      Total                                    (325)                        (1,704)                          (2,029)
                                  ------------------             ------------------             --------------------

Increase (decrease) in
  net interest income                         $ 795                          $ (77)                           $ 718
                                  ==================             ==================             ====================


1Nonaccrual loans are included.
2Interest income on loans includes fee income on loans of $1,406,000 in 2001 and $829,000 in 2000.
3Interest income is stated on a tax equivalent basis of 1.52 for September 30, 2001 and 2000.
4The rate/volume variance has been included in the rate variance.



                                                 TRICO BANCSHARES
                                       ANALYSIS OF VOLUME AND RATE CHANGES
                                        ON NET INTEREST INCOME AND EXPENSE
                                            (unaudited, in thousands)



                                                           For the nine months ended September 30,
                                                                       2001 over 2000

                                                                                                            Yield/
                                                     Volume                      Rate4                       Total
                                           -----------------          -----------------           -----------------
Increase (decrease) in
  interest income:
    Loans 1,2                                       $ 1,839                   $ (1,814)                       $ 25
    Investment securities3                           (1,154)                      (594)                     (1,748)
    Federal funds sold                                1,507                       (464)                      1,043
                                           -----------------          -----------------           -----------------
      Total                                           2,192                     (2,872)                       (680)
                                           -----------------          -----------------           -----------------

Increase (decrease) in
  interest expense:
    Demand deposits
      (interest-bearing)                                 62                       (489)                       (427)
    Savings deposits                                     40                     (1,202)                     (1,162)
    Time deposits                                     1,354                       (246)                      1,108
    Federal funds purchased                            (506)                        (2)                       (508)
    Short-term debt                                     (99)                         -                         (99)
    Long-term debt                                     (782)                        41                        (741)
                                           -----------------          -----------------           -----------------
      Total                                              69                     (1,898)                     (1,829)
                                           -----------------          -----------------           -----------------

Increase (decrease) in
  net interest income                               $ 2,123                     $ (973)                    $ 1,150
                                           =================          =================           =================


1Nonaccrual loans are included.
2Interest income on loans includes fee income on loans of $3,475,000 in 2001 and $2,150,000 in 2000.
3Interest income is stated on a tax equivalent basis of 1.52 for September 30, 2001 and 2000.
4The rate/volume variance has been included in the rate variance.


Provision for Loan Losses

The Bank provided $600,000 for loan losses in the third quarter of 2001 versus $1,800,000 in 2000. Net charge-offs for all loans in the third quarter of 2001 totaled $83,000 versus $3,174,000 in the year earlier period. Of the $3,174,000 net charge-offs in the third quarter of 2000, $3,000,000 was related to one borrower. This significant charge-off activity in the quarter ended September 30, 2000 also contributed to the significant provision for loan losses in that period.

Noninterest Income

Noninterest income for the third quarter of 2001 increased $77,000 (2.3%) to $3,411,000 from the same period in 2000. Service charge and fee income was up $175,000 (9.4%) to $2,045,000 mainly due to increased deposit account service charges and fees. Other noninterest income decreased $98,000 (6.7%) to $1,366,000. The decrease in other noninterest income was comprised of a $2,000 (0.3%) decrease in commissions on nondeposit investment product sales to $678,000, a $14,000 (6.8%) decrease in gain on sale of loans and loan servicing to $191,000, a $105,000 (72%) decrease in miscellaneous noninterest income to $41,000, and a $35,000 (100%) increase in gain on sale of investments.

For the nine months ended September 30, noninterest income was up $302,000 (2.7%) over the same period for 2000. As described above, during the quarters ended March 31, 2001 and 2000, the Company recorded one-time pre-tax income items of $1,756,000 and $1,510,000, respectively from the receipt and sale of John Hancock Financial Services, Inc. common stock. Excluding these one-time events, noninterest income for the nine months ended September 30, 2001 would have increased $56,000 (0.6%) to $9,746,000. Service charges and fee income was up $452,000 (8.1%) to $6,015,000 mainly due to increased deposit account service charges and fees. Other income decreased $396,000 (9.6%) to $3,731,000 primarily due to a $300,000 (14%) decrease in commissions earned on the sale of nondeposit investment products to $1,864,000.

Noninterest Expense

Noninterest expense increased $1,212,000 (13.0%) to $10,517,000 in the third quarter of 2001 versus the same period in 2000. Salary and benefit expense increased $537,000 (10.9%) to $5,483,000 due to a $175,000 (5.1%) increase in base salaries to $3,606,000, a $205,000 (42%) increase in sales commissions and incentives to $699,000, and a $72,000 (27%) increase in employee retirement expense to $336,000. Average full-time equivalent employees increased 2.1% from the year-ago quarter to 487. Other expenses increased $675,000 (15.5%) to $5,034,000. Expenses contributing to this increase included a $109,000 (45%) increase in telephone expense to $350,000, a $58,000 (30%) increase in ATM network charges to $250,000, an $84,000 (6%) increase in premises and equipment expense to $1,415,000, and a $138,000 (46%) increase in loan production and maintenance expenses to $437,000.

For the first nine months noninterest expenses increased $2,792,000 (10.1%) in 2001 compared to 2000. Salary and benefit expense increased $1,171,000 (8.0%) on a year-over-year basis to $15,899,000. Base salaries increased $587,000 (5.9%) to $10,596,000. Other expenses increased $1,621,000 (12.4%) to $14,672,000.
Expenses contributing to this increase included a $183,000 (26%) increase in telephone expense to $895,000, a $128,000 (23%) increase in ATM network charges to $689,000, an $219,000 (6%) increase in premises and equipment expense to $4,126,000, and a $196,000 (29%) increase in loan production and maintenance expenses to $882,000. The increases in telephone, ATM network, and premises and equipment expenses are mainly due to the Company's efforts to upgrade, combine, and expand its ATM and communications networks. The increase in loan production and maintenance expenses is mainly due to increased production of consumer loans, including home equity loans and real estate mortgage loans, and are offset by increased fee income and net interest income.

Provision for Income Taxes

The effective tax rate for the nine months ended September 30, 2001 is 38.1% and reflects an increase from 36.9% in the year earlier period.

Loans

At September 30, 2001, loan balances were $17,350,000 (2.7%) higher than the ending balances at September 30, 2000 and $27,766,000 (4.3%) higher than the ending balances at December 31, 2000. On a year-over-year basis at September 30, consumer and real estate construction loan balances were higher by $35,571,000 (31.3%), and $16,478,000 (57.7%), respectively. Commercial and real estate mortgage loan balances were lower by $15,610,000 (9.3%), and $19,089,000 (5.6%), respectively.

Securities

At September 30, 2001, securities available-for-sale had a fair value of $210,789,000 and an amortized cost of $208,561,000. This portfolio contained mortgage-backed securities with an amortized cost of $131,111,000 of which $8,276,000 were CMOs.

Nonperforming Loans

As shown in the following table, total nonperforming assets have decreased $8,141,000 (56%) to $6,527,000 in the first nine months of 2001. Included in the nonaccrual loans balance at December 31, 2000 was approximately $8,400,000 related to a single borrower that was subsequently sold in the quarter ended March 31, 2001 without recourse to the Company. Nonperforming assets represent 0.66% of total assets, compared to 1.51% at year-end 2000. All nonaccrual loans are considered to be impaired under SFAS 114 Accounting by Creditors for Impairment of a Loan. The Bank continues to make a concerted effort to work problem and potential problem loans to reduce risk of loss.

                                          September 30,        December 31,
                                              2001                2000
                                              (unaudited, in thousands)
Nonaccrual loans                            $ 5,587              $ 12,262
Accruing loans past due 90 days or more         217                   965
Restructured loans (in compliance with
  modified terms)                                 -                     -
                                           ---------            ----------

     Total nonperforming loans                5,804                13,227

Other real estate owned                         723                 1,441
                                           ---------            ----------

     Total nonperforming assets             $ 6,527              $ 14,668
                                           =========            ==========

Nonperforming loans to total loans            0.87%                 2.07%
Allowance for loan losses to
  nonperforming loans                          214%                   88%
Nonperforming assets to total assets          0.66%                 1.51%
Allowance for loan losses to
  nonperforming assets                         191%                   80%



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

The following table presents information concerning the allowance and provision for loan losses:

                                     For the nine months ended September 30,
                                         2001                        2000
                                           (unaudited, in thousands)
Balance, Beginning of period             $ 11,670                 $ 11,037
Provision charged to operations             3,250                    3,500
Loans charged off                          (2,647)                  (3,626)
Recoveries of loans previously
  charged off                                 164                      307
                                     -------------            -------------
Balance, end of period                   $ 12,437                 $ 11,218
                                     =============            =============

Ending loan portfolio                   $ 668,157                $ 650,807
                                     =============            =============
Allowance as a percentage
  of ending loan portfolio                  1.86%                    1.72%
                                     =============            =============

Equity

The following table indicates the amounts of regulatory capital of the Company (unaudited, in thousands):

                                                                                     To Be Well
                                                                                  Capitalized Under
                                                                For Capital       Prompt Corrective
                                         Actual            Adequacy Purposes     Action Provisions
                                     Amount     Ratio        Amount     Ratio      Amount   Ratio
As of  September 30, 2001:
Total Capital to Risk Weighted Assets:
    Consolidated                     $91,433   11.69%       =>$62,543 =>8.0%     =>$78,179  =>10.0%
    Tri Counties Bank                $89,253   11.44%       =>$62,407 =>8.0%     =>$78,008  =>10.0%
Tier I Capital to Risk Weighted Assets:
    Consolidated                     $81,625   10.44%       =>$31,271 =>4.0%     =>$46,908  => 6.0%
    Tri Counties Bank                $79,469   10.19%       =>$31,203 =>4.0%     =>$46,805  => 6.0%
Tier I Capital to Average Assets:
    Consolidated                     $81,625    8.35%       =>$39,087 =>4.0%     =>$48,859  => 5.0%
    Tri Counties Bank                $79,469    8.15%       =>$39,014 =>4.0%     =>$48,768  => 5.0%




                         Item 3. MARKET RISK MANAGEMENT

There have not been any significant changes in the risk management profile of the Bank since December 31, 2000.

PART II


Other Information

Item 2.      Changes in Securities and Use of Proceeds

(a) & (b) On July 10, 2001, the Company declared a dividend of one Preferred Stock Purchase Right for each common share held of record at the close of business on such date, pursuant to the Company's Shareholder Rights Plan.

             In general terms, the Rights Plan imposes a significant penalty upon any person or group that acquires 15% or more of the Company's outstanding common stock without approval of the Company's Board of Directors. The Rights generally will not become exercisable unless an acquiring entity accumulates or initiates a tender offer to purchase 15% or more of the Company's common stock. In that event, each right will entitle the holder, other than the unapproved acquirer and its affiliates, to purchase either the Company's common stock or shares in an acquiring entity at one-half of market value.

 Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibit No.                                       Exhibits

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

3.3 Certificate of Determination of Preferences of series AA Junior Participating Preferred Stock filed with the California Secretary of State on June 28, 2001, is attached here to.

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

         10.6 Employment Agreement of Robert H. Steveson, dated December 12, 1989 between Tri Counties Bank and Robert H. Steveson, filed as Exhibit 10.9 to Registrant's Report on Form 10-K filed for the year ended December 31, 1989, is incorporated by reference.

         10.7 Addendum to Employment Agreement of Robert H. Steveson, dated April 9, 1991, filed as Exhibit 10.12 to Registrant's Report on Form 10-K filed for the year ended December 31, 1991, is incorporated herein by reference.

         10.8 Rights Agreement dated June 25, 2001, by and between TriCo Bancshares and Mellon Investor Services LLC, as Rights Agent, filed a Exhibit 1 to the Registrant's Form 8-A filed on July 5, 2001, is incorporated herein by reference.

         10.9 Form of Change of Control Agreement dated April 10, 2001, by and between the Registrant and each of Craig Carney, Richard O'Sullivan, Thomas Reddish, Ray Rios and Richard Smith, is attached here to.

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



Date   November 13, 2001                           /s/ Richard P. Smith
    ----------------------------                   -----------------------------
                                                       Richard P. Smith
                                                       President and
                                                       Chief Executive Officer


Date   November 13, 2001                           /s/ Thomas J. Reddish
    ----------------------------                   -----------------------------
                                                       Thomas J. Reddish
                                                       Vice President and
                                                       Chief Financial Officer