Form 10-K
period 2001-12-31
TRICO BANCSHARES /
filed 2002-03-01
CIK 356171

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year                               Commission File Number 0-10661
ended December 31, 2001

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

                                 YES   X     NO
                                     -------     -----

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 12, 2002, was approximately $100,102,000. This computation excludes a total of 1,960,200 shares which are beneficially owned by the officers and directors of Registrant who may be deemed to be the affiliates of Registrant under applicable rules of the Securities and Exchange Commission.

The number of shares outstanding of Registrant's classes of common stock, as of February 12, 2002, was 6,990,980 shares of Common Stock, without par value.

The following documents are incorporated herein by reference into the parts of Form 10-K indicated: Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2001, for Item 7, and Registrant's Proxy Statement for use in connection with its 2002 Annual Meeting of Shareholders, for Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X
                            ---

                                     PART I

1.  BUSINESS

Formation of Bank Holding Company.

     TriCo Bancshares (hereinafter the "Company") was incorporated under the laws of the State of California on October 13, 1981. It was organized at the direction of the Board of Directors of Tri Counties Bank (the "Bank") for the purpose of forming a bank holding company. On September 7, 1982, a wholly-owned subsidiary of the Company was merged with and into the Bank resulting in the shareholders of the Bank becoming the shareholders of the Company and the Bank becoming the wholly-owned subsidiary of the Company. (The merger of the wholly-owned subsidiary of the Company with and into the Bank is hereafter referred to as the "Reorganization.") At the time of the Reorganization, the Company became a bank holding company subject to the supervision of the Board of Governors of the Federal Reserve System (the "FRB") in accordance with the Bank Holding Company Act of 1956, as amended. The Bank remains subject to the supervision of the State of California Department of Financial Institutions and the Federal Deposit Insurance Corporation (the "FDIC"). The Bank currently is the only subsidiary of the Company and the Company has not yet commenced any business operations independent of the Bank.

Provision of Banking  Services.

     The Bank was incorporated as a California banking corporation on June 26, 1974, and received its Certificate of Authority to begin banking operations on March 11, 1975.

     The Bank engages in the general commercial banking business in the California counties of Butte, Del Norte, Glenn, Kern, Lake, Lassen, Madera,
Mendocino, Merced, Nevada, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare, and Yuba. The Bank currently has 30 traditional branches, and 7 in-store branches. It opened its first banking office in Chico, California in 1975, followed by branch offices in Willows, Durham and Orland, California. The Bank opened its fifth banking office at an additional location in Chico in 1980. On March 27, 1981, the Bank acquired the assets of Shasta County Bank and thereby acquired six additional offices. These offices are located in the communities of Bieber, Burney, Cottonwood, Fall River Mills, Palo Cedro and Redding, California. On November 7, 1987, the Bank purchased the deposits and premises of the Yreka Branch of Wells Fargo Bank, thereby acquiring an additional branch office. On August 1, 1988, the Bank opened a new office in Chico at East 20th Street and Forest Avenue. The Bank opened a branch office in Yuba City on September 10, 1990. The Bank opened four supermarket branches in 1994. These supermarket branches were opened on March 7, March 28, June 6 and June 13, 1994 in Red Bluff, Yuba City, and two in Redding, respectively. The Bank added one conventional branch in Redding through its acquisition of Country National Bank on July 21, 1994. On November 7, 1995, the Bank opened a supermarket branch in Chico. In March 1996 the Bank opened its sixth supermarket branch in Grass Valley. The acquisition of Sutter Buttes Savings Bank in October 1996 added a branch in Marysville. Loan production offices were established in Bakersfield and Sacramento in 1996. On February 21, 1997, the Bank purchased nine branches from Wells Fargo Bank, N.A. The acquired branches are located in Crescent City, Weed, Mt. Shasta, Susanville, Covelo, Middletown, Patterson, Gustine and Chowchilla. This acquisition expanded the Bank's market area from the Sacramento Valley and intermountain areas to include parts of the northern coastal region and the northern San Joaquin Valley. In November 1998 the Bank converted its Bakersfield and Sacramento loan production offices to full service branches. In July 1999, the Bank opened a supermarket branch at Beale Air Force Base. The Bank opened branch offices in Visalia and Modesto, during August 1999 and January 2000, respectively. In August of 2000, the Bank opened its most recent branch in Paradise. The Bank plans on opening branches in Oroville and Brentwood in the second quarter of 2002.

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

     The Bank's operating policy since its inception has emphasized retail banking. Most of the Bank's customers are retail customers and small to medium-sized businesses. The business of the Bank emphasizes serving the needs of local businesses, farmers and ranchers, retired individuals and wage earners. The majority of the Bank's loans are direct loans made to individuals and businesses in the regions of California where its branches are located. At December 31, 2001, the total of the Bank's consumer installment loans outstanding was $155,046,000 (24%), the total of commercial loans outstanding was $130,054,000 (20%), and the total of real estate loans including construction loans of $46,735,000 was $373,632,000 (56%). The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment, inventory, accounts receivable and notes receivable secured by property as collateral for loans.

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

Employees.

     At December 31, 2001, the Company and the Bank employed 505 persons, including five executive officers. Full time equivalent employees were 412. No employees of the Company or the Bank are presently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are excellent.

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

     In addition to competing with savings institutions, commercial banks compete with other financial markets for funds. Yields on corporate and government debt securities and other commercial paper may be higher than on deposits, and therefore affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for available funds with money market instruments and mutual funds. During past periods of high interest rates, money market funds have provided substantial competition to banks for deposits and they may continue to do so in the future. Mutual funds are also a major source of competition for savings dollars.

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

     Qualifying capital is divided into two tiers. Tier 1 capital consists generally of common stockholders' equity, qualifying noncumulative perpetual preferred stock, qualifying cumulative perpetual preferred stock (up to 25 percent of total Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. Tier 2 capital consists of, among other things, allowance for loan and lease losses up to 1.25 percent of weighted risk assets, perpetual preferred stock, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, subordinated debt and intermediate-term preferred stock. Tier 2 capital qualifies as part of total capital up to a maximum of 100 percent of Tier 1 capital. Amounts in excess of these limits may be issued but are not included in the calculation of risk-based capital ratios. As of December 31, 2001, the Company must have a minimum ratio of qualifying total capital to weighted risk assets of 8 percent, of which at least 4 percent must be in the form of Tier 1 capital.

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

     As of December 31, 2001, the deposit insurance premium rate was $0.0188 per $100.00 in deposits. In November 1990, federal legislation was passed which removed the cap on the amount of deposit insurance premiums that can be charged by the FDIC. Under this legislation, the FDIC is able to increase deposit insurance premiums as it sees fit. This could result in a significant increase in the cost of doing business for the Bank in the future. The FDIC now has authority to adjust deposit insurance premiums paid by insured banks every six months.

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

Governmental Monetary  Policies and Economic  Conditions.

     The principal sources of funds essential to the business of banks and bank holding companies are deposits, stockholders' equity and borrowed funds. The availability of these various sources of funds and other potential sources, such as preferred stock or commercial paper, and the extent to which they are utilized, depends on many factors, the most important of which are the FRB's monetary policies and the relative costs of different types of funds. An important function of the FRB is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressure. Among the instruments of monetary policy used by the FRB to implement these objections are open market operations in United States Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of the recent changes in regulations affecting commercial banks and other actions and proposed actions by the federal government and its monetary and fiscal authorities, including proposed changes in the structure of banking in the United States, no prediction can be made as to future changes in interest rates, credit availability, deposit levels, the overall performance of banks generally or the Company and its subsidiaries in particular.

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

Bank Properties

     The Bank owns and leases properties that house administrative and data processing functions and 37 banking offices. Owned and leased branches and major facilities are listed below.



Branch/Facility3                             Address                                Square Ft.      Lease Expires
----------------                             -------                                ----------      -------------
Bakersfield           5201 California Ave., Suite 102  Bakersfield, CA  93309            3,200      January 31, 2005
Beale AFB ISB         17601 25th St. Bldg. 25608 (Commissary)  Beale AFB, CA  95903        546      February 23, 2004
Bieber                Bridge & Market Streets  Bieber, CA  96009                                    Owned
Burney                37093 Main St.  Burney, CA  96013                                  3,500      Owned
California Street     1845 California St.  Redding, CA  96001                            3,265      Owned
Chico Mall            1950 E. 20th St., Suite G725  Chico, CA  95928                     1,334      August 31, 2005
Chowchilla            305 Trinity St.  Chowchilla, CA  93610                             6,000      December 31, 2009
Cottonwood            3349 Main St.  Cottonwood, CA  96022                               4,900      Owned
Covelo                76405 Covelo Rd.  Covelo, CA  95428                                3,000      Month-to-Month
Crescent City         936 Third St.  Crescent City, CA  95531                            4,700      Owned
Data Processing       1103 Fortress St.  Chico, CA  95926                               13,600      April 24, 2011
Durham                9411 Midway  Durham, CA  95938                                     2,150      Owned
East Ave. ISB         146 W. East Ave. (Albertson's)  Chico, CA  95973                     475      August 22, 2005
Fall River Mills      43308 Hwy. 299 East  Fall River Mills, CA  96028                   2,200      Owned
Grass Valley ISB      12054 Nevada City Hwy. (Albertson's)  Grass Valley, CA  95949        450      August 22, 2005
Gustine               319 Fifth St.  Gustine, CA  95322                                  5,100      Owned
Hartnell ISB          110 Hartnell Ave. (Raley's)  Redding, CA  96002                      482      May 29, 2004
Headquarters Bldg.    63 Constitution Dr.  Chico, CA  95973                             30,000      Owned
Hilltop               1250 Hilltop Dr.  Redding, CA  96049                               6,252      Owned
Lake Blvd. ISB        201 Lake Blvd. (Raley's)  Redding, CA  96003                         482      May 29, 2004
Marysville            729 E St.  Marysville, CA  95901                                   1,600      November 30, 2002
Middletown            21097 Calistoga Rd.  Middletown, CA  95461                         2,600      April 30, 2007
Modesto               3320 Tully Rd., Suite 3  Modesto, CA  95350                        3,850      August 31, 2004
Mt. Shasta            204 Chestnut St.  Mt. Shasta, CA  96067                            6,500      February 28, 2007
Orland                100 E. Walker St.  Orland, CA  95963                               3,300      Owned
Palo Cedro            9125 Deschutes Rd.  Palo Cedro, CA  96073                          3,400      Owned
Paradise              6848 "Q" Skyway  Paradise, CA  95963                               6,600      May 31, 2010
Park Plaza            780 Mangrove Ave.  Chico, CA  95926                               10,000      December 31, 2009
Patterson             17 Plaza  Patterson, CA  95363                                     4,000      Owned
Pillsbury             2171 Pillsbury Rd.  Chico, CA  95926                               5,705      Owned
Red Bluff ISB         727 Main St. (Raley's)  Red Bluff, CA  96080                         482      February 27, 2004
Redding2              1810 Market St.  Redding, CA  96001                               14,000      Owned
Susanville            1605 Main St.  Susanville, CA  96130                               7,200      March 31, 2002
Sacramento            1760 Challenge Way, Suite 100  Sacramento, CA  95815               3,005      June 30, 2005
TriCo Offices1        15 Independence Circle                                             7,000      April 24, 2011
Visalia               2914 W. Main St.  Visalia, CA  93291                               2,400      April 30, 2002
Weed                  303 Main St.  Weed, CA  96094                                      6,200      Owned
Willows               210 N. Tehama St.  Willows, CA  95988                              4,800      Owned
Yreka                 165 S. Broadway  Yreka, CA  96097                                  6,000      Owned
Yuba City             1441 Colusa Ave.  Yuba City, CA  95993                             6,900      Owned
Yuba City ISB         700 Onstott Rd. (Raley's)  Yuba City, CA  95991                      482      March 29, 2004

1This leased building was vacated in 1998 and is being subleased.
2This building was vacated in 1997 and is currently being leased.
3"ISB" in branch name indicates In-store branch.


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

                                          Prices of the             Approximate
                                        Company's Common              Trading
                                              Stock                   Volume
Quarter Ended:1                     High              Low           (in shares)

March 31, 2000                     $ 19.25           $ 14.75          563,400
June 30, 2000                        17.00             15.44          446,100
September 30, 2000                   17.50             15.69          620,900
December 31, 2000                    17.00             14.75          232,700
March 31, 2001                       16.63             14.88          707,000
June 30, 2001                        17.33             14.81          667,900
September 30, 2001                   19.80             16.75          530,000
December 31, 2001                    19.74             17.93          874,200


1Quarterly trading activity has been compiled from NASDAQ trading reports.

Holders
     As of February 12, 2002, there were approximately 1,754 holders of record of the Company's Common Stock.

Dividends
     The Company has paid quarterly dividends since March 1990. On February 12, 2002, the Company declared a quarterly cash dividend of $0.20 per share payable on March 29, 2002 to holders of record at the close of business on March 8, 2002. The Company paid quarterly dividends of $0.20 per share in each quarter of 2001 as well as the second, third and fourth quarters of 2000, and $0.19 per share in the first quarter of 2000.
     The holders of Common Stock of the Company are entitled to receive cash dividends when and as declared by the Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution.
     The Company, as sole shareholder of the Bank, is entitled to receive dividends when and as declared by the Bank's Board of Directors, out of funds legally available therefore, subject to the powers of the FDIC and the restrictions set forth in the California Financial Code (the "Financial Code"). The Financial Code provides that a bank may not make any distributions in excess of the lesser of: (i) the bank's retained earnings, or (ii) the bank's net income for the last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank may, with the prior approval of the California Superintendent of Banks (the "Superintendent"), make a distribution to its shareholders of up to the greater of (A) the bank's retained earnings, (B) the bank's net income for its last fiscal year, or (C) the bank's net income for its current fiscal year. If the Superintendent determines that the shareholders' equity of a bank is inadequate or that a distribution by the bank to its shareholders would be unsafe or unsound, the Superintendent may order a bank to refrain from making a proposed distribution. The FDIC may also order a bank to refrain from making a proposed distribution when, in its opinion, the payment of such would be an unsafe or unsound practice. The Bank paid dividends totaling $12,187,000 to the Company in 2001. As of December 31, 2001 and subject to the limitations and restrictions under applicable law, the Bank had funds available for dividends in the amount of $13,327,000.

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



6.  FIVE YEAR SELECTED FINANCIAL DATA (in thousands, except share data)

                                               2001            2000             1999            1998             1997
Statement of Operations Data:1
Interest income                              $73,372          $76,653         $68,589         $65,138          $59,877
Interest expense                              23,486           28,543          24,370          25,296           23,935

Net interest income                           49,886           48,110          44,219          39,842           35,942
Provision for loan losses                      4,400            5,000           3,550           4,200            3,000

Net interest income after
  provision for loan losses                   45,486           43,110          40,669          35,642           32,942
Noninterest income                            15,061           14,645          12,101          12,869            9,566
Noninterest expense                           40,804           37,895          34,833          34,692           32,932

Income before income taxes                    19,743           19,860          17,937          13,819            9,576
Provision for income taxes                     7,324            7,237           6,534           5,049            3,707

Net income                                   $12,419          $12,623         $11,403          $8,770           $5,869

Share Data:2
Diluted earnings per share                     $1.72           $1.72            $1.56           $1.21            $0.81
Cash dividend paid per share                   $0.80           $0.79            $0.70           $0.49            $0.43
Common shareholders' equity
  at year end                                 $12.44          $11.87           $10.22          $10.22            $9.31

Balance Sheet Data at year end:
Total loans, gross                          $658,732         $640,391        $587,979        $532,433         $448,967
Total assets                               1,005,447          972,071         924,796         904,599          826,165
Total deposits                               880,393          837,832         794,110         769,173          724,094
Total long-term debt                          22,956           33,983          45,505          37,924           11,440
Total shareholders' equity                   $86,933          $85,233         $73,123         $72,029          $65,124

Selected Financial Ratios:
Return on average assets                      1.27%           1.35%            1.26%           1.03%           0.75%
Return on average common
  shareholders' equity                       14.19%          16.03%           15.59%          12.80%           9.34%
Total risk-based capital ratio               11.68%          12.22%           11.77%          11.83%          11.90%
Net interest margin3                          5.73%           5.73%            5.49%           5.28%           5.16%
Allowance for loan losses to total
  loans outstanding at end of year            1.98%           1.82%            1.88%           1.54%           1.44%

1  Tax-exempt securities are presented on an actual yield basis.
2  Retroactively adjusted to reflect 3-for-2 stock split effected in 1998.
3  Calculated on a tax equivalent basis.


7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Registrant's 2001 Annual Report to Shareholders, (pages 29 through 48 of Exhibit 13.1 as electronically filed) is incorporated herein by reference.

7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Discussion is included in Management's Discussion and Analysis (pages 29 through 48 of Exhibit 13.1 as electronically filed) and is incorporated herein by reference.

8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and independent auditor's report, included in Registrant's 2001 Annual Report to Shareholders, are incorporated herein by reference:


                                                        Pages of Exhibit 13.1
                                                       as Electronically Filed

Report of Independent Public Accountants                         28

Consolidated Balance Sheets as of
December 31, 2001 and 2000                                        1

Consolidated Statements of Income
for the years ended December 31,
2001, 2000 and 1999                                               2

Consolidated Statements of Changes in
Shareholders' Equity for the
years ended December 31, 2001,
2000 and 1999                                                     3

Consolidated Statements of Cash Flows
for the years ended December 31,
2001, 2000 and 1999                                               4

Notes to Consolidated Financial
Statements                                                      5-27


9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Registrant's directors and executive officers will be set forth under the caption, "Proposal No. 1 - Election of Directors of the Company" in Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about May 14, 2002. Said information is incorporated herein by reference.

11.  EXECUTIVE COMPENSATION

     Information regarding compensation of Registrant's directors and executive officers will be set forth under the caption, "Proposal No. 1 - Election of Directors of the Company" in Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about May 14, 2002. Said information is incorporated herein by reference.

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners, directors and executive officers of Registrant will be set forth under the
caption,   "Information  Concerning  the  Solicitation"  in  Registrant's  Proxy
Statement for use in connection with the Annual Meeting of Shareholders to be held on or about May 14, 2002. Said information is incorporated herein by reference.

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is set forth under the caption, "Proposal No. 1 - Election of Directors of the Company" in Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about May 14, 2002. Said information is incorporated herein by reference.

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

         3.3 Certificate of Determination of Preferences of series AA Junior Participating Preferred Stock filed with the California Secretary of State on June 28, 2001, filed as
                     Exhibit 3.3 to Registrant's Report on Form 10-Q filed for the quarter ended September 30, 2001, is incorporated herein by reference.

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

        10.6 Rights Agreement dated June 25, 2001, by and between TriCo Bancshares and Mellon Investor Services LLC, as Rights Agent, filed a Exhibit 1 to the Registrant's Form 8-A filed on July 5, 2001, is incorporated herein by reference.

        10.7 Form of Change of Control Agreement dated April 10, 2001, by and between the registrant and each of Craig Carney, Richard O'Sullivan, Thomas Reddish, Ray Rios and Richard Smith, filed as Exhibit 10.9 to Registrant's Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated herein by reference.

        10.8         The 1993 Non-Qualified  Stock  Option Plan filed as Exhibit
                     4.1, the Non-Qualified  Stock  Option Plan filed as Exhibit
                     4.2 and the Incentive  Stock  Option  Plan filed as Exhibit
                     4.3 to Registrant's Form S-8 Registration No. 33-88704 dated January 19, 1995, the 1995 Incentive Stock Option Plan filed as Exhibit 4.1 to Registrant's Form S-8, Registration No. 33-62063 dated August 23, 1995, and the TriCo Bancshares 2001 Stock Option Plan filed as Exhibit 4 to Registrant's Form S-8, Registration No. 333-66064 dated July 27, 2001, are incorporated herein by reference.

        11.1         Computation of earnings per share.

        13.1         TriCo Bancshares 2001 Annual Report to Shareholders.*

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

Date:  February 26, 2002            TRICO BANCSHARES


By:
                              /s/ Richard P. Smith
                              Richard P. Smith, President
                              and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.


Date:  February 26, 2002      /s/ Richard P. Smith
                              Richard P. Smith, President, Chief Executive
                              Officer and Director (Principal Executive Officer)


Date:  February 26, 2002      /s/ Thomas J. Reddish
                              Thomas J. Reddish, Vice President and Chief
                              Financial Officer (Principal Financial and
                              Accounting Officer)


Date:  February 26, 2002      /s/ William J. Casey
                              William J. Casey, Director and Chairman
                              of the Board


Date:  February 26, 2002      /s/ Craig S. Compton
                              Craig S. Compton, Director


Date:  February 26, 2002      /s/ Brian D. Leidig
                              Brian D. Leidig, Director


Date:  February 26, 2002      /s/ Wendell J. Lundberg
                              Wendell J. Lundberg, Director


Date:  February 26, 2002      /s/ Donald E. Murphy
                              Donald E. Murphy, Director and
                              Vice Chairman of the Board


Date:  February 26, 2002      /s/ Robert H. Steveson
                              Robert H. Steveson, Director and
                              Vice Chairman of the Board

Date:  February 26, 2002      /s/ Carroll R. Taresh
                              Carroll R. Taresh, Director


Date:  February 26, 2002      /s/ Alex A. Vereschagin, Jr.
                              Alex A. Vereschagin, Jr., Director