Form 10-Q
period 2002-03-31
TRICO BANCSHARES /
filed 2002-05-10
CIK 356171

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2002                  Commission file number 0-10661
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

                             Yes  X        No
                                -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class:  Common stock, no par value

Outstanding shares as of May 7, 2002:  7,008,230


                                                    TRICO BANCSHARES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (unaudited)
                                                     (in thousands)

                                                                                    March 31,            December 31,
                                                                                ------------------     ------------------
                                                                                      2002                   2001
Assets:
Cash and due from banks                                                                  $ 42,647               $ 59,264
Federal funds sold and repurchase agreements                                               55,200                 18,700
                                                                                ------------------     ------------------
     Cash and cash equivalents                                                             97,847                 77,964
Securities available-for-sale                                                             222,594                224,590
Loans, net of allowance for loan losses
  of $13,337 and $13,058, respectively                                                    623,871                645,674
Premises and equipment, net                                                                16,136                 16,457
Cash Value of Life Insurance                                                               14,722                 14,602
Other real estate owned                                                                        71                     71
Accrued interest receivable                                                                 5,480                  5,522
Intangible Assets                                                                           4,842                  5,070
Other assets                                                                               14,370                 15,497
                                                                                ------------------     ------------------
     Total assets                                                                       $ 999,933            $ 1,005,447
                                                                                ==================     ==================

Liabilities:
Deposits:
 Noninterest-bearing demand                                                             $ 172,087              $ 190,386
 Interest-bearing demand                                                                  174,852                165,542
 Savings                                                                                  256,845                247,399
 Time certificates                                                                        269,488                277,066
                                                                                ------------------     ------------------
     Total deposits                                                                       873,272                880,393
Accrued interest payable and other liabilities                                             14,996                 15,165
Long term borrowings                                                                       22,948                 22,956
                                                                                ------------------     ------------------
     Total liabilities                                                                    911,216                918,514
Shareholders' equity:
Common stock                                                                               49,608                 49,679
Retained earnings                                                                          39,720                 37,909
Accumulated other comprehensive loss                                                         (611)                  (655)
                                                                                ------------------     ------------------
     Total shareholders' equity                                                            88,717                 86,933
                                                                                ------------------     ------------------
     Total liabilities and shareholders' equity                                         $ 999,933            $ 1,005,447
                                                                                ==================     ==================




See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements


                                TRICO BANCSHARES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                 (in thousands except earnings per common share)

                                                      For the three months
                                                        ended March 31,
                                                 2002                  2001
Interest income:
  Interest and fees on loans                      $ 13,008             $ 14,893
  Interest on investment
   securities-taxable                                2,230                2,698
  Interest on investment
   securities-tax exempt                               554                  557
  Interest on federal funds sold                       166                  404
                                              -------------        -------------
     Total interest income                          15,958               18,552
                                              -------------        -------------
Interest expense:
  Interest on deposits                               2,944                6,690
  Interest on other borrowings                         319                  505
                                              -------------        -------------
     Total interest expense                          3,263                7,195
                                              -------------        -------------
     Net interest income                            12,695               11,357
Provision for loan losses                              800                1,875
                                              -------------        -------------
    Net interest income after
     provision for loan losses                      11,895                9,482
Noninterest income:
  Service charges and fees                           1,973                1,873
  Gain on sale of insurance company stock                -                1,756
  Other income                                       1,853                1,399
                                              -------------        -------------
     Total noninterest income                        3,826                5,028
                                              -------------        -------------
Noninterest expenses:
  Salaries and related expenses                      5,739                5,127
  Other, net                                         4,663                4,612
                                              -------------        -------------
     Total noninterest expenses                     10,402                9,739
                                              -------------        -------------
Net income before income taxes                       5,319                4,771
  Income taxes                                       1,990                1,792
                                              -------------        -------------
     Net income                                      3,329                2,979
                                              =============        =============
Basic earnings per common share                     $ 0.48               $ 0.42
                                              =============        =============
Diluted earnings per common share                   $ 0.47               $ 0.41
                                              =============        =============




See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements


                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED STATEMENTS OF
            CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                   (unaudited)
                     (in thousands, except number of shares)





                                              Common Stock                     Accumulated
                                        -------------------------                 Other
                                           Number                 Retained    Comprehensive                Comprehensive
                                          of Shares     Amount    Earnings        Loss          Total         Income
                                        -----------------------------------------------------------------------------------
Balance, December 31, 2001                  7,000,980    $49,679    $37,909             ($655)   $86,933
Repurchase of Common Stock                    (10,000)       (71)      (119)                        (190)
Common stock cash dividends                                          (1,399)                      (1,399)
Comprehensive income:
 Net income                                                           3,329                        3,329            $3,329
 Other comprehensive income:
   Change in unrealized loss
    on securities, net of tax                                                              44         44                44
                                                                                                             --------------
Comprehensive income                                                                                                $3,373
                                        -----------------------------------------------------------------------------------
Balance, March 31, 2002                     6,990,980    $49,608    $39,720             ($611)   $88,717
                                        -----------------------------------------------------------------


See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements




                                        TRICO BANCSHARES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited, in thousands)
                                                                      For the three months
                                                                         ended March 31,
                                                                     2002              2001
                                                                 --------------    --------------
Operating activities:
  Net income                                                            $3,329            $2,979
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses                                            800             1,875
      Depreciation and amortization                                        601               628
      Amortization of intangible assets                                    228               228
      Accretion and amortization of investment
           securities discounts and premiums, net                          341                26
      Deferred income taxes                                                (28)             (177)
      Investment security gains, net                                         -            (1,756)
      Gain on sale of OREO                                                   -               (27)
      Gain on sale of loans                                               (963)             (320)
      Loss on sale of fixed assets                                          20                10
      Decrease in interest receivable                                       42               788
      Increase (decrease) in interest payable                             (671)              418
      Decrease in other assets and liabilities                           1,512               569
                                                                 --------------    --------------
        Net cash provided by operating activities                        5,211             5,241
                                                                 --------------    --------------
Investing activities:
  Proceeds from maturities of securities available-for-sale             28,682            32,127
  Proceeds from sales of securities available-for-sale                       -             3,266
  Purchases of securities available-for-sale                           (26,958)              (63)
  Net decrease in loans                                                 21,966             8,236
  Proceeds from sale of premises and equipment                               3                 -
  Purchases of premises and equipment                                     (303)             (650)
  Proceeds from sale of OREO                                                 -               727
                                                                 --------------    --------------
        Net cash provided (used) by investing activities                23,390            43,643
                                                                 --------------    --------------
Financing activities:
  Net (decrease) increase in deposits                                   (7,121)            7,504
  Net decrease in Fed funds purchased                                        -              (500)
  Payments of principal on long-term debt agreements                        (8)           (1,007)
  Repurchase of common stock                                              (190)           (1,785)
  Cash dividends                                                        (1,399)           (1,415)
  Exercise of common stock options                                           -               108
                                                                 --------------    --------------
        Net cash (used) provided by financing activities                (8,718)            2,905
                                                                 --------------    --------------
        Increase in cash and cash equivalents                           19,883            51,789
Cash and cash equivalents at beginning of period                        77,964            58,190
                                                                 --------------    --------------
Cash and cash equivalents at end of period                             $97,847          $109,979
                                                                 --------------    --------------
Supplemental information
  Cash paid for taxes                                                       $0                $0
  Cash paid for interest expense                                        $3,934            $6,777




See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements



Item 1.  Notes to Unaudited Condensed Consolidated Financial Statements

Note A - Basis of Presentation


The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading.

The interim results for the three months ended March 31, 2002 and 2001 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 2001.

Certain amounts previously reported in the 2001 financial statements have been reclassified to conform to the 2002 presentation. These reclassifications did not affect previously reported net income or total shareholders' equity.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations" (SFAS 141), and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized after 2001, but instead be periodically evaluated for impairment. Intangible assets with definite useful lives are required to be amortized over their respective estimated useful lives to their estimated residual values, and also reviewed for impairment.

Effective January 1, 2002, the Company was required to adopt the provisions of SFAS 141 and SFAS 142. Accordingly, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate accounting literature. The Company was also required to reassess the useful lives and residual values of all such intangible assets and make any necessary amortization period adjustments by March 31, 2002. No such adjustments were made.

In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in the first quarter of 2002. The Company has no intangibles with indefinite useful life.

As of the date of adoption, the Company had identifiable intangible assets consisting of core deposit premiums and minimum pension liability. Core deposit premiums are amortized using an accelerated method over a period of ten years. Intangible assets related to minimum pension liability are adjusted annually based upon actuarial estimates. The Company has no goodwill (unidentifiable intangible assets). As of March 31, 2002 and December 31, 2001, the Company had unamortized core deposit premiums of $4,325,000 and $4,553,000, respectively. Amortization of core deposit premiums was $228,000 during the first quarter of 2002 and 2001. Core deposit premiums are scheduled to amortize at a rate of $228,000 per quarter through the quarter ended December 31, 2006.

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


                                                    Three months ended
                                                          March 31,
                                                       2002      2001
Net income                                           $ 3,329   $ 2,979
Net change in unrealized gains
  on securities available-for-sale, net
  of tax and reclassification adjustment
                                                          44       456
                                                     -------   -------
Comprehensive income                                 $ 3,373   $ 3,435
                                                     =======   =======



Note C - Earnings per Share

The Company's basic and diluted earnings per share are as follows (in thousands except per share data):

                                               Three Months Ended March 31, 2002
                                                             Weighted
                                                              Average  Per-Share
                                                    Income    Shares    Amount
Basic Earnings per Share
  Net income available to common shareholders       $3,329   6,992,480   $0.48
Dilutive effect of common stock options outstanding            124,894
                                                             ---------
Diluted Earnings per Share
  Net income available to common shareholders       $3,329   7,117,374   $0.47
                                                    ======   =========

                                               Three Months Ended March 31, 2001
                                                             Weighted
                                                              Average  Per-Share
                                                    Income    Shares    Amount
Basic Earnings per Share
  Net income available to common shareholders       $2,979   7,140,859   $0.42
Dilutive effect of common stock options outstanding            128,821
                                                             ---------
Diluted Earnings per Share
  Net income available to common shareholders       $2,979   7,269,680   $0.41
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

Summarized financial information concerning the Company's reportable segments is as follows (in thousands):
                                    Community
                                     Banking          Other         Total

Three Months Ended March 31, 2002
Net interest income                 $ 12,462     $     233      $  12,695
Noninterest income                     3,211           615          3,826
Noninterest expense                    9,903           499         10,402
Net income                             3,113           216          3,329
Assets                              $985,816       $14,177       $999,933

Three Months Ended March 31, 2001
Net interest income                 $ 11,161     $     196      $  11,357
Noninterest income                     4,335           693          5,028
Noninterest expense                    9,270           469          9,739
Net income                             2,777           202          2,979
Assets                              $964,533       $15,169       $979,702


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

On October 19, 2001, the Company announced the completion of its stock repurchase plan initially announced on March 15, 2001. Under this repurchase plan, the Company repurchased a total of 150,000 shares.

Also on October 19, 2001, the Company announced that its Board of Directors approved a new plan to repurchase, as conditions warrant, up to 150,000 additional shares of the Company's stock on the open market or in privately negotiated transactions. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 150,000 shares covered by this repurchase plan represent approximately 2.2% of the Company's 6,992,080 common shares outstanding on October 19, 2001. As of December 31, 2001, the Company repurchased 108,800 shares under this new plan. During the quarter ended March 31, 2002, the Company repurchased 10,000 shares under this new plan. As of this date, 31,200 shares remain to be repurchased under this new plan.

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

Note H - Sale of Nonperforming Loan

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

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As TriCo Bancshares (the "Company") has not commenced any business operations independent of Tri Counties Bank (the "Bank"), the following discussion pertains primarily to the Bank. Average balances, including such balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company. Within the "overview" section, interest income and net interest income are generally presented on a fully tax-equivalent (FTE) basis.

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

Overview

The Company had quarterly earnings of $3,329,000 for the three months ended March 31, 2002. Diluted earnings per share were $0.47. During the quarters ended December 31, 2001 and March 31, 2001, the Company reported diluted earnings per share of $0.47 and $0.41, respectively. Included in the results for the three months ended March 31, 2001 was a one-time pre-tax gain of $1,756,000 from the sale of insurance company stock. Offsetting this gain in the first quarter of 2001 was a provision for loan losses of $1,875,000. Excluding the one-time gain noted above, the Company would have reported diluted earnings per share of $0.47 and $0.26 in the quarters ended March 31, 2002 and 2001, respectively.

First quarter 2002 net interest income on a fully tax-equivalent yield basis increased $1,356,000 (11.6%) to $13,000,000 compared to $11,644,000 recorded in the first quarter of 2001. This increase in net interest income was due in part to a $26,006,000 (3.0%) increase in the average balance of interest earning assets to $902,596,000 from $876,530,000 in the year-ago quarter, and a change in relative mix of deposits towards less time deposits and more noninterest and low-interest bearing deposits. These volume related changes contributed $848,000 to the increase in net interest income. Despite a 475 basis point decline in the federal funds target rate during 2001, by the quarter ended March 31, 2002, the Company was able to sufficiently adjust rates on interest bearing liabilities such that the net effect of interest rate changes from the year-ago quarter added $508,000 to net interest income. The net result was an increase in fully tax-equivalent net interest margin to 5.76% in the quarter ended March 31, 2002 compared to 5.31% in the year-ago quarter.

Provision for loan losses for the first quarter of 2002 was $800,000 versus $1,875,000 in the same quarter in 2001. The Company had net loan charge-offs of $521,000 in the first quarter of 2002 compared to $2,204,000 of net loan charge-offs in the same period of 2001. The provision for loan losses of $1,875,000 taken in the quarter ended March 31, 2001 was mainly due to an additional $2,000,000 charge-off and subsequent sale of an agricultural-related loan relationship that was first reported as nonperforming in the quarter ended September 30, 2000. During the quarter ended March 31, 2001, this loan relationship was sold to a third party without recourse to the Company. As such, the Company is not subject to any future charge-offs related to this loan relationship. As of March 31, 2002 and 2001, the ratio of nonperforming loans to total loans was 1.54% and 1.09%, respectively, and the ratio of nonperforming assets to total assets was 0.99% and 0.80%, respectively. As of March 31, 2002 and 2001, the ratio of allowance for loan losses to total loans was 2.09% and 1.82%, respectively.

Noninterest income, excluding a one-time pre-tax gain of $1,756,000 from the sale of insurance company stock during the quarter ended March 31, 2001, increased $554,000 (16.9%) to $3,826,000 in the quarter ended March 31, 2002. Service charges and fees increased $100,000 (5.3%) to $1,973,000, while other income increase $454,000 (32.5%) to $1,853,000 in the quarter ended March 31, 2002 compared to the year-ago quarter. The increase in service charges and fees was mainly due to a 2.3% increase in the number of core-deposit customers, increased ATM fees due to an expanded ATM network, and small rate increases in service charges and fees. The increase in other income from the year-ago quarter was mainly due to a $643,000 (201%) increase in gain on sale of loans to $963,000, offset by a $100,000 (16%) decrease in commissions from the sale of non-deposit investment products to $538,000.

Noninterest expense increased $663,000 (6.8%) to $10,402,000 in the quarter ended March 31, 2002 from $9,739,000 in the quarter ended March 31, 2001. This increase in noninterest expense was mainly due to a $612,000 (11.9%) increase in salary and benefit expense to $5,739,000. Average full-time equivalent employees were up 25 (6.4%) to 417 during the quarter ended March 31, 2002 from 392 during the year-ago quarter.

Assets of the Company totaled $999,933,000 at March 31, 2002, and represented a decrease of $5,514,000 from December 31, 2001 balances and an increase of $20,231,000 from March 31, 2001 ending balances.

For the first quarter of 2002, the Company had an annualized return on assets of 1.34% and a return on equity of 14.88% versus 1.24% and 13.81% in the first quarter of 2001. As of March 31, 2002 TriCo Bancshares had a Tier 1 capital ratio of 10.9% and a total risk-based capital ratio of 12.1%.

The following table provides a summary of the major elements of income and expense for the first quarter of 2002 compared with the first quarter of 2001 on a fully tax-equivalent basis.

                                          TRICO BANCSHARES
                                       CONDENSED COMPARATIVE
                                          INCOME STATEMENT
                          (in thousands, except earnings per common share)

                                          Three months
                                         ended March 31,           Percentage
                                         2002          2001          Change
                                                                    increase
                                                                   (decrease)
Interest income (FTE)                   $ 16,263      $ 18,839       (13.7%)
Interest expense                           3,263         7,195       (54.6%)
                                      -----------   -----------

Net interest income (FTE)                 13,000        11,644        11.6%

Provision for loan losses                    800         1,875       (57.3%)
                                      -----------   -----------

Net interest income after                 12,200         9,769        24.9%
  provision for loan losses (FTE)

Noninterest income                         3,826         5,028       (23.9%)
Noninterest expenses                      10,402         9,739         6.8%
                                      -----------   -----------

Net income before income taxes             5,624         5,058        11.2%
Income taxes                               1,990         1,792        11.0%
Tax equivalent adjustment1                   305           287         6.3%
                                      -----------   -----------

Net income                               $ 3,329       $ 2,979        11.7%
                                      ===========   ===========

Diluted earnings per common share         $ 0.47        $ 0.41        14.6%




1 Interest on tax-free securities is reported on a tax equivalent basis of 1.55 and 1.52 for March 31, 2002 and 2001, respectively.

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

For the three months ended March 31, 2002, interest income on a fully tax-equivalent basis decreased $2,576,000 (13.7%) to $16,263,000 from $18,839,000 during the quarter ended March 31, 2001. This decrease was mainly due to decreases in interest rates. The average balance of total earning assets increased $26,066,000 (3.0%) to $902,596,000 from the year-ago quarter. The average balance of loans, investments and federal funds sold outstanding increased $9,341,000 (1.5%), $7,373,000 (3.5%), and $9,352,000 (31%),
respectively, to $642,082,000, $220,792,000 and $39,722,000, respectively. These volume increases in interest earning assets accounted for additional interest income of $466,000, during the first quarter of 2002 versus the year earlier period. The average yields on loans, investment securities and federal funds sold were lower by 131, 104 and 365 basis points, respectively, and decreased interest income for the quarter by $3,042,000 over the first quarter of 2001. The overall yield on earning assets decreased 139 basis points to 7.21% during the quarter ended March 31, 2002 from 8.60% during the quarter ended March 31, 2001

For the first quarter of 2002, interest expense decreased $3,932,000 (55%) to $3,263,000 from $7,195,000 from the year-ago quarter. This decrease in interest expense was mainly due to a decrease in interest rates, increases in demand and savings deposit balances, and decreases in time deposit and other borrowing balances. Average balances of noninterest-bearing demand, interest-bearing demand and savings deposits increased $19,432,000 (13.2%), $19,221,000 (12.6%), and  $35,377,000  (16.2%),  respectively,  to  $167,052,000,  $171,606,000,  and
$253,679,000, respectively, from the year-ago quarterly average balances. The average balances of time deposits, and other borrowings were lower by $37,787,000 (12.3%), and $10,237,000 (30.9%), respectively, to $270,692,000 and
$22,951,000, respectively, during the first quarter of 2002 versus the year earlier period. For the first quarter of 2002, the change in the average balances of the components of interest-bearing liabilities decreased interest expense by $382,000 from the year earlier period. The overall average rate on earning liabilities decreased 222 basis points to 1.82% during the quarter ended March 31, 2002 from 4.04% during the year-ago quarter, and decreased interest expense by $3,550,000.

The net effect of the decreases in interest income and expense for the first quarter of 2002 versus 2001 was an increase in fully tax-equivalent net interest income of $1,356,000 (11.6%) to $13,000,000 from $11,644,000. Net interest margin on a fully-tax equivalent basis was up 45 basis points to 5.76% during the quarter ended March 31, 2002 versus 5.31% during the year-ago quarter.

The following two tables provide summaries of the components of the interest income, interest expense and net interest margins on earning assets for the quarter ended March 31, 2002 versus the same period in 2001.


                                                     TRICO BANCSHARES
                                            ANALYSIS OF CHANGE IN NET INTEREST
                                                 MARGIN ON EARNING ASSETS
                                                      (in thousands)
                                                                    Three Months Ended
                                              March 31, 2002                                   March 31, 2001

                                Average          Income/        Yield/           Average         Income/         Yield/
                                Balance1         Expense        Rate             Balance1        Expense         Rate
Assets
Earning assets
  Loan 2,3                         $ 642,082         $13,008         8.10%          $ 632,741         $14,893         9.41%
  Securities                         220,792           3,089         5.60%            213,419           3,542         6.64%
  Federal funds sold                  39,722             166         1.67%             30,370             404         5.32%
                                -------------    ------------   -----------      -------------   -------------   -----------
    Total earning assets             902,596          16,263         7.21%            876,530          18,839         8.60%
                                                 ------------                                    -------------
Cash and due from bank                43,908                                           40,518
Premises and equipment                16,358                                           16,891
Other assets,net                      40,849                                           39,811
Less:  allowance
  for loan losses                    (13,240)                                         (12,435)
                                -------------                                    -------------
      Total                        $ 990,471                                        $ 961,315
                                =============                                    =============
Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits                  $ 171,606             121         0.28%          $ 152,385             522         1.37%
  Savings deposits                   253,679             680         1.07%            218,302           1,624         2.98%
  Time deposits                      270,692           2,143         3.17%            308,479           4,544         5.89%
Long-term debt                        22,951             319         5.56%             33,188             505         6.09%
                                -------------    ------------   -----------      -------------   -------------   -----------
   Total interest-bearing
      liabilities                    718,928           3,263         1.82%            712,354           7,195         4.04%
                                                 ------------                                    -------------
Noninterest-bearing deposits         167,052                                          147,620
Other liabilities                     14,986                                           15,048
Shareholders' equity                  89,505                                           86,293
                                -------------                                    -------------
    Total liabilities
      and shareholders' equity     $ 990,471                                        $ 961,315
                                =============                                    =============
Net interest rate spread5                                            5.39%                                            4.56%
Net interest income/net                              $13,000                                          $11,644
                                                 ============                                    =============
  interest margin6                                     5.76%                                            5.31%
                                                 ============                                    =============



1Average balances are computed principally on the basis of daily balances. 2Nonaccrual loans are included.
3Interest  income  on  loans  includes  fees on loans  of  $975,000  in 2002 and
   $702,000 in 2001.
4Interest  income is stated on a tax equivalent  basis of 1.55 and 1.52 at March
   31, 2002 and 2001, respectively.
5Net   interest   rate   spread   represents   the  average   yield   earned  on
   interest-earning assets less the average rate paid on interest-bearing liabilities.
6Net interest margin is computed by dividing net interest income by total average earning assets.

                                TRICO BANCSHARES
                       ANALYSIS OF VOLUME AND RATE CHANGES
                       ON NET INTEREST INCOME AND EXPENSE
                                  (in thousand)

                      For the three months ended March 31,
                                 2002 over 2001

                                                    Yield/
                                       Volume        Rate4        Total
                                   -----------    ----------   ----------
Increase (decrease) in
  interest income:
    Loans 1,2                          $ 220       $ (2,105)    $ (1,885)
    Investment securities3               122           (575)        (453)
    Federal funds sold                   124           (362)        (238)
                                   -----------    ----------   ----------
      Total                              466         (3,042)      (2,576)
                                   -----------    ----------   ----------

Increase (decrease) in
  interest expense:
    Demand deposits
      (interest-bearing)                  66           (467)        (401)
    Savings deposits                     264         (1,208)        (944)
    Time deposits                       (556)        (1,845)      (2,401)
    Long-term debt                      (156)           (30)        (186)
                                   -----------    ----------   ----------
      Total                             (382)        (3,550)      (3,932)
                                   -----------    ----------   ----------

Increase in net interest income        $ 848          $ 508      $ 1,356
                                   ===========    ==========   ==========


1Nonaccrual loans are included.
2Interest income on loans includes fee income on loans of $975,000 in 2002 and $702,000 in 2001. 3Interest income is stated on a tax equivalent basis of
   1.55 and 1.52 for March 31, 2002 and 2001, respectively.
4The rate/volume variance has been included in the rate variance.

Provision for Loan Losses

Provision for loan losses for the first quarter of 2002 was $800,000 versus $1,875,000 in the same quarter in 2001. The Company had net loan charge-offs of $521,000 in the first quarter of 2002 compared to $2,204,000 of net loan charge-offs in the same period of 2001. The provision for loan losses of $1,875,000 taken in the quarter ended March 31, 2001 was mainly due to an additional $2,000,000 charge-off and subsequent sale of an agricultural-related loan relationship that was first reported as nonperforming in the quarter ended September 30, 2000. This loan relationship was sold to a third party without recourse to the Company. As such, the Company is not subject to any future charge-offs related to this loan relationship.

Noninterest Income

Noninterest income, excluding a one-time pre-tax gain of $1,756,000 from the sale of an investment in an insurance company during the quarter ended March 31, 2001, increased $554,000 (16.9%) to $3,826,000 in the quarter ended March 31, 2002. Service charges and fees increased $100,000 (5.3%) to $1,973,000, while other income increase $454,000 (32.5%) to $1,853,000 in the quarter ended March 31, 2002 compared to the year-ago quarter. The increase in service charges and fees was mainly due to a 2.3% increase in the number of core-deposit customers, increased ATM fees due to an expanded ATM network, and small rate increases in service charges and fees. The increase in other income from the year-ago quarter was mainly due to a $643,000 (201%) increase in gain on sale of loans to $963,000. During the quarter ended March 31, 2002, the Company originated and sold residential real estate mortgage loans totaling $46,947,000 compared to $15,425,000 originated and sold in the quarter ended March 31, 2001. In the quarter ended March 31, 2002, commissions from the sale of non-deposit investment products decreased from the year-ago quarter total by $100,000 (16%) to $538,000.

Noninterest Expense

Noninterest expense increased $663,000 (6.8%) to $10,402,000 in the quarter ended March 31, 2002 from $9,739,000 in the quarter ended March 31, 2001. This increase in noninterest expense was mainly due to a $612,000 (11.9%) increase in salary and benefit expense to $5,739,000. Average full-time equivalent employees were up 25 (6.4%) to 417 during the quarter ended March 31, 2002 from 392 during the year-ago quarter.

Provision for Income Taxes

The tax rate for the three months ended March 31, 2002 was 37.4% compared to 37.6% in the year earlier period.

Loans

In the first quarter of 2002, loan balances decreased $21,524,000 (3.3%) to $637,208,000 from December 31, 2001 balances of $658,732,000. This decrease from year-end balances is not unusual, and is due mainly to the seasonal nature of the agriculture related sector of the Bank's loan portfolio. Commercial and real estate loans decreased $7,028,000 (5.4%) and $16,878,000 (4.5%) from December 31, 2001 balances, respectively; while consumer loans increased $2,383,000 (1.5%) during the quarter ended March 31, 2002. Loan balances of $637,208,000 as of March 31, 2002 represent an increase of $13,213,000 (2.1%) from loans balances of $623,995,000 as of March 31, 2001.

Securities

At March 31, 2002, securities available-for-sale had a fair value of $222,594,000 and an amortized cost of $222,338,000. This portfolio contained mortgage-backed securities with an amortized cost of $134,817,000 of which $4,986,000 were CMO's. At March 31, 2002, the Company had no securities classified as held-to-maturity.

Nonperforming Loans

As shown in the following table, total nonperforming assets have increased 62% to $9,906,000 in the first three months of 2002. Nonperforming assets represent 0.99% of total assets. Included in the nonperforming loan balance as of March 31, 2002 are loans totaling $2,865,000 to one borrower that have reached their contractual maturity date and are well secured and in the process of collection via refinancing. These loans were classified as over ninety days past due and still accruing interest during the quarter ended March 31, 2002. The Company expects the refinancing of these loans to be completed by June 30, 2002. Excluding these loans, nonperforming loan balances at March 31, 2002 would have been $6,970,000. All nonaccrual loans are considered to be impaired when determining the valuation allowance under SFAS 114. The Company continues to make a concerted effort to work problem and potential problem loans to reduce risk of loss.

                                            March 31,         December 31,
                                              2002                2001

Nonaccrual loans                                $ 6,387          $ 5,466
Accruing loans past due 90 days or more           3,448              584
                                         ---------------      -----------

     Total nonperforming loans                    9,835            6,050

Other real estate owned                              71               71
                                         ---------------      -----------

     Total nonperforming assets                 $ 9,906          $ 6,121
                                         ===============      ===========

Nonperforming loans to total loans                1.54%            0.92%
Allowance for loan losses to
  nonperforming loans                              136%             216%
Nonperforming assets to total assets              0.99%            0.61%
Allowance for loan losses to
  nonperforming assets                             135%             213%

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

The Company's method for assessing the appropriateness of the allowance includes specific allowances for identified problem loans and leases as determined by FASB 114, formula allowance factors for pools of credits, and allowances for changing environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowance factors for loan pools are based on the previous 5 years historical loss experience by product type. Allowances for specific loans are based on FASB 114 analysis of individual credits. Allowances for changing environmental factors are Management's best estimate of the probable impact these changes have had on the loan portfolio as a whole. This process is explained in detail in the notes to the Company's Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2001.

The following table presents information concerning the allowance and provision for loan losses.



                                           March 31,           March 31,
                                             2002                2001
                                                  (in thousands)
Balance, beginning of period                $ 13,058            $ 11,670
Provision charged to operations                  800               1,875
Loans charged off                               (561)             (2,266)
Recoveries of loans previously
  charged off                                     40                  62
                                        -------------     ---------------
Balance, end of period                      $ 13,337            $ 11,341
                                        =============     ===============

Ending loan portfolio                      $ 637,208           $ 623,995
                                        =============     ===============
Allowance for loan losses as a
  percentage of ending loan portfolio          2.09%               1.82%
                                        =============     ===============


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

                                                                                     To Be Well
                                                                                  Capitalized Under
                                                                For Capital       Prompt Corrective
                                         Actual            Adequacy Purposes     Action Provisions
                                     Amount     Ratio        Amount     Ratio      Amount   Ratio
As of  March 31, 2002:
Total Capital to Risk Weighted Assets
   Consolidated                      $93,178   12.12%       =>$61,514 =>8.0%     =>$76,892  =>10.0%
   Tri Counties Bank                 $91,065   11.87%       =>$61,358 =>8.0%     =>$76,697  =>10.0%
Tier I Capital to Risk Weighted Assets
   Consolidated                      $83,520   10.86%       =>$30,757 =>4.0%     =>$46,135   =>6.0%
   Tri Counties Bank                 $81,432   10.62%       =>$30,678 =>4.0%     =>$46,018   =>6.0%
Tier I Capital to Average Assets
   Consolidated                      $83,520    8.48%       =>$39,409 =>4.0%     =>$49,262   =>5.0%
   Tri Counties Bank                 $81,432    8.28%       =>$39,332 =>4.0%     =>$49,166   =>5.0%


Liquidity

The Company's principal source of asset liquidity is fed funds sold and marketable investment securities available for sale. At March 31, 2002, fed funds sold and investment securities available for sale totaled $278 million, representing an increase of $35 million from December 31, 2001. In addition, the Company generates additional liquidity from its operating activities. The Company's profitability during the first three months of 2002 and 2001 generated cash flows from operations of $5.2 million and $5.2 million, respectively. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks. The Company also realized net cash inflows from its investing activities during the 2002 period. During the quarter ended March 31, 2002, sales & maturities of investment securities net of purchases were $1.7 million while decreases in loan balances totaled $22 million. These changes in investment and loan balances contributed to net cash provided from investing activities of $23.4 million during the quarter ended March 31, 2002. The net decrease in loans during the quarter ended March 31, is not uncommon for the Company given its concentration of agriculture related loans which seasonally pay down in the late fall and winter, and increase in the spring and summer. From December 31, 2000 to March 31, 2002, the Company's agriculture related loan balances ranged from 16% to 20% of the Company's total loan balances. Financing activities were a net user of $8.7 million of cash during the three months ended March 31, 2002. Deposit balance decreases accounted for $7.1 million of the financing use of funds. During the quarter ended March 31, 2002, the Company allowed higher-rate time certificate balances to decrease by $7.6 million, while other types of deposit increased by $500,000. Dividends paid and the repurchase of common stock used $1.4 million and $190,000 of cash during the quarter ended March 31, 2002, respectively.

                         Item 3. MARKET RISK MANAGEMENT
There have not been any significant changes in the risk management profile of the Bank since December 31, 2001.

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

(b)  Reports on Form 8-K:
     --------------------

During the quarter ended March 31, 2002 the Company filed the following Current Reports on Form 8-K:

         Description                              Date of Report
         -----------------------                 ----------------
         Changes to Registrant's                  March 27, 2002
         Certifying Accountant





SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          TRICO BANCSHARES



Date   05/07/2002                                        /s/ Richard P. Smith
    --------------------                                 -----------------------
                                                         Richard P. Smith
                                                         President and Chief
                                                         Executive Officer


Date   05/07/2002                                        /s/ Thomas J. Reddish
    --------------------                                 -----------------------
                                                         Thomas J. Reddish
                                                         Vice President and CFO