Form 10-Q
period 2002-06-30
TRICO BANCSHARES /
filed 2002-08-13
CIK 356171

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2002                   Commission file number 0-10661
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

                             Yes  X        No
                                -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class:  Common stock, no par value

Outstanding shares as of August 12, 2002:  7,025,690



                                          TRICO BANCSHARES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (unaudited)
                                            (in thousands)

                                                                                     June 30,             December 31,
                                                                                 ------------------     ------------------
                                                                                       2002                   2001
Assets:
Cash and due from banks                                                                   $ 54,094               $ 59,264
Federal funds sold and repurchase agreements                                                27,800                 18,700
                                                                                 ------------------     ------------------
     Cash and cash equivalents                                                              81,894                 77,964
Securities available-for-sale                                                              234,544                224,590
Loans, net of allowance for loan losses
  of $13,613 and $13,058, respectively                                                     658,187                645,674
Premises and equipment, net                                                                 16,195                 16,457
Cash Value of Life Insurance                                                                14,927                 14,602
Other real estate owned                                                                         71                     71
Accrued interest receivable                                                                  5,419                  5,522
Intangible assets                                                                            4,615                  5,070
Other assets                                                                                13,709                 15,497
                                                                                 ------------------     ------------------
     Total assets                                                                      $ 1,029,561            $ 1,005,447
                                                                                 ==================     ==================

Liabilities:
Deposits:
 Noninterest-bearing demand                                                              $ 188,546              $ 190,386
 Interest-bearing demand                                                                   169,343                165,542
 Savings                                                                                   255,264                247,399
 Time certificates                                                                         284,757                277,066
                                                                                 ------------------     ------------------
     Total deposits                                                                        897,910                880,393
Accrued interest payable and other liabilities                                              15,589                 15,165
Long term borrowings                                                                        22,940                 22,956
                                                                                 ------------------     ------------------
     Total liabilities                                                                     936,439                918,514
Shareholders' equity:
Common stock                                                                                50,047                 49,679
Retained earnings                                                                           41,682                 37,909
Accumulated other comprehensive income (loss)                                                1,393                   (655)
                                                                                 ------------------     ------------------
     Total shareholders' equity                                                             93,122                 86,933
                                                                                 ------------------     ------------------
     Total liabilities and shareholders' equity                                        $ 1,029,561            $ 1,005,447
                                                                                 ==================     ==================



See accompanying Notes to Unaudited Condensed Consolidated Financial Statements



                                                     TRICO BANCSHARES
                                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                        (unaudited)
                                      (in thousands except earnings per common share)

                                                       For the three months                      For the six months
                                                          ended June 30,                           ended June 30,
                                                    2002                  2001                2002                2001
Interest income:
  Interest and fees on loans                          $ 13,046             $ 14,968            $ 26,054            $ 29,861
  Interest on investment
   securities-taxable                                    2,309                2,258               4,539               4,956
  Interest on investment
   securities-tax exempt                                   553                  554               1,107               1,111
  Interest on federal funds sold                           167                  547                 333                 951
                                               ----------------      ---------------      --------------      --------------
     Total interest income                              16,075               18,327              32,033              36,879
                                               ----------------      ---------------      --------------      --------------
Interest expense:
  Interest on deposits                                   2,857                5,816               5,801              12,506
  Interest on other borrowings                             322                  507                 641               1,012
                                               ----------------      ---------------      --------------      --------------
     Total interest expense                              3,179                6,323               6,442              13,518
                                               ----------------      ---------------      --------------      --------------
     Net interest income                                12,896               12,004              25,591              23,361
Provision for loan losses                                  500                  775               1,300               2,650
                                               ----------------      ---------------      --------------      --------------
    Net interest income after
     provision for loan losses                          12,396               11,229              24,291              20,711
Noninterest income:
  Service charges and fees                               2,141                2,097               4,114               3,970
  Gain on sale of insurance company stock                    -                    -                   -               1,756
  Other income                                           1,802                1,480               3,655               2,879
                                               ----------------      ---------------      --------------      --------------
     Total noninterest income                            3,943                3,577               7,769               8,605
                                               ----------------      ---------------      --------------      --------------
Noninterest expenses:
  Salaries and related expenses                          5,773                5,207              11,512              10,334
  Other, net                                             5,190                5,026               9,853               9,638
                                               ----------------      ---------------      --------------      --------------
     Total noninterest expenses                         10,963               10,233              21,365              19,972
                                               ----------------      ---------------      --------------      --------------
Net income before income taxes                           5,376                4,573              10,695               9,344
  Income taxes                                           2,011                1,736               4,001               3,528
                                               ----------------      ---------------      --------------      --------------
     Net income                                        $ 3,365              $ 2,837             $ 6,694             $ 5,816
                                               ================      ===============      ==============      ==============
Basic earnings per common share                         $ 0.48               $ 0.40              $ 0.96              $ 0.82
                                               ================      ===============      ==============      ==============
Diluted earnings per common share                       $ 0.47               $ 0.39              $ 0.93              $ 0.80
                                               ================      ===============      ==============      ==============


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements




                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)
                     (in thousands, except number of shares)




                                               Common stock                     Accumulated
                                         -------------------------                 Other
                                            Number                 Retained    Comprehensive                Comprehensive
                                           of shares     Amount    earnings    Income (Loss)      Total         Income
                                         -----------------------------------------------------------------------------------
Balance, December 31, 2001                 7,000,980    $49,679     $37,909        ($655)        $86,933
Exercise of Common Stock options              34,710        439                                      439
Repurchase of Common Stock                   (10,000)       (71)       (119)                        (190)
Common stock cash dividends                                          (2,802)                      (2,802)
Comprehensive income:
 Net income                                                           6,694                        6,694          $6,694
 Other comprehensive income:
   Change in unrealized loss
    on securities, net of tax                                                        2,048         2,048           2,048
                                                                                                           -----------------
Comprehensive income                                                                                              $8,742
                                         -----------------------------------------------------------------------------------
Balance, June 30, 2002                     7,025,690    $50,047     $41,682         $1,393       $93,122
                                         ------------------------------------------------------------------





See accompanying Notes to Unaudited Condensed Consolidated Financial Statements




                                        TRICO BANCSHARES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited, in thousands)
                                                                       For the six months
                                                                         ended June 30,
                                                                     2002              2001
                                                                 --------------    --------------
Operating activities:
  Net income                                                           $ 6,694           $ 5,816
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses                                          1,300             2,650
      Provision for losses on other real estate owned                        -                18
      Depreciation and amortization                                      1,316             1,349
      Amortization of intangible assets                                    455               455
      Accretion and amortization of investment
           securities discounts and premiums, net                          702               100
      Deferred income taxes                                                (66)              169
      Investment security (gains) losses, net                                -            (1,756)
      Gain on sale of OREO                                                   -               (31)
      Gain on sale of loans                                             (1,502)             (798)
      Loss on sale of fixed assets                                          19                 8
      Decrease in interest receivable                                      103               994
      (Decrease) increase in interest payable                             (849)              304
      Decrease (increase) in other assets and liabilities                1,674            (1,386)
                                                                 --------------    --------------
        Net cash provided by operating activities                        9,846             7,892
                                                                 --------------    --------------
Investing activities:
  Proceeds from maturities of securities available-for-sale             60,067            43,044
  Proceeds from sales of securities available-for-sale                       -             3,265
  Purchases of securities available-for-sale                           (67,448)             (127)
  Proceeds from sale of fixed assets                                         8                 9
  Net increase in loans                                                (12,311)          (24,297)
  Purchases of premises and equipment                                     (942)           (1,221)
  Proceeds from sale of OREO                                                 -               784
                                                                 --------------    --------------
        Net cash provided by (used in) investing activities            (20,626)           21,457
                                                                 --------------    --------------
Financing activities:
  Net increase in deposits                                              17,517             6,891
  Net decrease in Fed funds purchased                                        -              (500)
  Payments of principal on long-term debt agreements                       (16)           (1,014)
  Repurchase of common stock                                              (190)           (2,710)
  Cash dividends - Common                                               (2,802)           (2,831)
  Exercise of common stock options                                         201               318
                                                                 --------------    --------------
        Net cash provided by financing activities                       14,710               154
                                                                 --------------    --------------
        Increase in cash and cash equivalents                            3,930            29,503
Cash and cash equivalents at beginning of period                        77,964            58,190
                                                                 --------------    --------------
Cash and cash equivalents at end of period                            $ 81,894          $ 87,693
                                                                 ==============    ==============
Supplemental information
  Cash paid for taxes                                                  $ 2,000           $ 3,100
  Cash paid for interest                                               $ 7,291          $ 13,214



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

The interim results for the six months ended June 30, 2002 and 2001 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 2001.

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

Effective January 1, 2002, the Company was required to adopt the provisions of SFAS 142. Accordingly, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate accounting literature. The Company was also required to reassess the useful lives and residual values of all such intangible assets and make any necessary amortization period adjustments by March 31, 2002. No such adjustments were required to be made.

In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in the first quarter of 2002. The Company has no intangibles with indefinite useful life.

As of the date of adoption, the Company had identifiable intangible assets consisting of core deposit premiums and minimum pension liability. Core deposit premiums are amortized using an accelerated method over a period of ten years. Intangible assets related to minimum pension liability are adjusted annually based upon actuarial estimates. The Company has no goodwill (unidentifiable intangible assets). As of June 30, 2002 and December 31, 2001, the Company had unamortized core deposit premiums of $4,097,000 and $4,553,000, respectively. Amortization of core deposit premiums was $454,000 during the first six months of 2002 and 2001. Core deposit premiums are scheduled to amortize at a rate of $228,000 per quarter through the quarter ended December 31, 2006.

Note B - Comprehensive Income

For the Company, comprehensive income includes net income reported on the statement of income, changes in the fair value of its available-for-sale investments and changes in minimum pension liability reported as other comprehensive income. The following table presents net income adjusted by these elements to determine total comprehensive income (in thousands).


                                         Three months ended     Six months ended
                                               June 30,              June 30,
                                           2002      2001       2002       2001
Net income                               $ 3,365   $ 2,837    $ 6,694   $ 5,816
Net change in unrealized gains (losses)
  on securities available-for-sale         2,004      (172)     2,048       284
Net change in minimum
  pension liability                            -      (360)         -      (360)
                                         --------  --------   --------  --------
Comprehensive income                     $ 5,369   $ 2,305    $ 8,742   $ 5,740
                                         ========  ========   ========  ========

Note C - Earnings per Share

The Company's basic and diluted earnings per share are as follows (in thousands except per share data):
                                                Three Months Ended June 30, 2002
                                                           Weighted
                                                            Average   Per-Share
                                                  Income    Shares     Amount
Basic Earnings per Share
  Net income available to common shareholders     $3,365    7,011,306    $0.48
Common stock options outstanding                    --        202,494
                                                            ---------
Diluted Earnings per Share
  Net income available to common shareholders     $3,365    7,213,800    $0.47
                                                  ======    =========

                                                Three Months Ended June 30, 2001
                                                           Weighted
                                                            Average   Per-Share
                                                  Income    Shares     Amount
Basic Earnings per Share
  Net income available to common shareholders     $2,837    7,078,085    $0.40
Common stock options outstanding                    --        132,268
                                                            ---------
Diluted Earnings per Share
  Net income available to common shareholders     $2,837    7,210,353    $0.39
                                                  ======    =========

                                                 Six Months Ended June 30, 2002
                                                           Weighted
                                                            Average   Per-Share
                                                  Income    Shares     Amount
Basic Earnings per Share
  Net income available to common shareholders     $6,694    7,001,945    $0.96
Common stock options outstanding                    --        163,908
                                                            ---------
Diluted Earnings per Share
  Net income available to common shareholders     $6,694    7,165,853    $0.93
                                                  ======    =========

                                                 Six Months Ended June 30, 2001
                                                           Weighted
                                                            Average   Per-Share
                                                  Income    Shares     Amount
Basic Earnings per Share
  Net income available to common shareholders     $5,816    7,109,299    $0.82
Common stock options outstanding                    --        130,553
                                                            ---------
Diluted Earnings per Share
  Net income available to common shareholders     $5,816    7,239,852    $0.80
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

Summarized financial information concerning the Bank's reportable segments is as follows (in thousands):
                                      Community
                                       Banking          Other         Total
Three Months Ended June 30, 2002
Net interest income                     $12,643          $253        $12,896
Noninterest income                        3,064           879          3,943
Noninterest expense                      10,401           562         10,963
Net income                                3,011           354          3,365
Assets                               $1,012,726       $16,835     $1,029,561

Three Months Ended June 30, 2001
Net interest income                     $11,749          $255        $12,004
Noninterest income                        2,944           633          3,577
Noninterest expense                       9,787           446         10,233
Net income                                2,623           214          2,837
Assets                                 $965,400       $14,893       $980,293

Six Months Ended June 30, 2002
Net interest income                     $25,105          $486        $25,591
Noninterest income                        6,275         1,494          7,769
Noninterest expense                      20,304         1,061         21,365
Net income                                6,124           570          6,694
Assets                               $1,012,726       $16,835     $1,029,561

Six Months Ended June 30, 2001
Net interest income                     $22,910          $451        $23,361
Noninterest income                        7,279         1,326          8,605
Noninterest expense                      19,057           915         19,972
Net income                                5,400           416          5,816
Assets                                 $965,400       $14,893       $980,293

Note E - Noninterest Income

Included in the results for the six months ended June 30, 2001 and the three months ended March 31, 2001 is a one-time pre-tax income item of $1,756,000. This one-time item represents the realized gain recorded by the Company upon the sale of 88,796 common shares of John Hancock Financial Services, Inc. (JHF) for proceeds of $3,265,000.


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

Also on October 19, 2001, the Company announced that its Board of Directors approved a new plan to repurchase, as conditions warrant, up to 150,000 additional shares of the Company's stock on the open market or in privately negotiated transactions. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 150,000 shares covered by this repurchase plan represent approximately 2.2% of the Company's 6,992,080 common shares outstanding on October 19, 2001. As of December 31, 2001, the Company repurchased 108,800 shares under this new plan. During the quarters ended March 31, 2002 and June 30, 2002, the Company repurchased 10,000 and 0 shares under this new plan, respectively.

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

                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

As TriCo Bancshares (the "Company") has not commenced any business operations independent of Tri Counties Bank (the "Bank"), the following discussion pertains primarily to the Bank. Average balances, including such balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company. Within Management's Discussion and Analysis of Financial Condition and Results of Operations, interest income and net interest income are generally presented on a fully tax-equivalent (FTE) basis.

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

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, investments, intangible assets, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. (See caption "Allowance for Loan Losses" for a more detailed discussion).

The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company and its subsidiaries' financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto.

Overview

The Company had earnings of $3,365,000 for the quarter ended June 30, 2002. The quarterly earnings represent an 18.6% increase over the $2,837,000 reported for the same period of 2001. Diluted earnings per share for the second quarter of 2002 were $0.47 versus $0.39 in the year earlier period. Earnings for the six months ended June 30, 2002 were $6,694,000 versus year ago results of $5,816,000, and represented a 15.1% increase. The diluted earnings per share were $0.93 and $0.80 for the respective six-month periods. Included in the results for the three months ended March 31, 2001 and the six months ended June 30, 2001, was a one-time pre-tax gain of $1,756,000 from the sale of insurance company stock. Excluding the one-time gain noted above, the Company would have reported diluted earnings per share of $0.93 and $0.65 in the six month periods ended June 30, 2002 and 2001, respectively.

The improvement in results from the year-ago quarter was due to a $930,000 (7.6%) increase in fully tax-equivalent net interest income to $13,222,000, a $275,000 (35.5%) decrease in provision for loan losses to $500,000, and a $366,000 (10.2%) increase in noninterest income to $3,943,000. These contributing factors were partially offset by a $730,000 (7.1%) increase in noninterest expense to $10,963,000 for the quarter ended June 30, 2002.

The improvement in results for the six month period ended June 30, 2002 compared to the results for the six month period ended June 30, 2001 was due to a $2,283,000 (9.5%) increase in fully tax-equivalent net interest income to $26,222,000, a $1,350,000 (50.9%) decrease in provision for loan losses to $1,300,000, and a $920,000 (13.4%) increase in noninterest income to $7,769,000 from $6,849,000 for the six months ended June 30, 2001, and excluding the one-time gain of $1,756,000 from the sale of insurance company stock in the six months ended June 30, 2001. These contributing factors were partially offset by a $1,393,000 (7.0%) increase in noninterest expense to $21,365,000 for the six months ended June 30, 2002.

During the quarters ended June 30, 2002 and 2001, the Company's net interest margin was 5.74% and 5.59%, respectively, on interest-earning asset balances averaging $921,486,000 and $880,068,000, respectively. These improvements in both net interest margin and interest earning asset balances resulted in a $930,000 (7.6%) increase in fully tax-equivalent net interest income to $13,222,000 in the quarter ended June 30, 2002 compared to $12,292,000 in the quarter ended June 30, 2001.

During the six months ended June 30, 2002 and 2001, the Company's net interest margin was 5.75% and 5.45%, respectively, on interest-earning asset balances averaging $912,041,000 and $878,299,000, respectively. These improvements in both net interest margin and interest earning asset balances resulted in a $2,283,000 (9.5%) increase in fully tax-equivalent net interest income to $26,222,000 in the six months ended June 30, 2002 compared to $23,939,000 in the six months ended June 30, 2001.

Provision for loan losses for the second quarter of 2002 was $500,000 versus $775,000 in the same quarter in 2001. The Company had net loan charge-offs of $224,000 in the second quarter of 2002 compared to $196,000 of net loan charge-offs in the same period of 2001. Nonperforming loans were $9,533,000, $6,050,000, and $5,994,000 as of June 30, 2002, December 31, 2001, and June 30,
2001, respectively, net of U.S. Government and U.S. Government sponsored agency guarantees of $8,801,000, $387,000, and $950,000, respectively. As of June 30, 2002 and 2001, the ratio of allowance for loan losses to total loans was 2.03% and 1.80%, respectively.

Provision for loan losses for the six months ended June 30, 2002 was $1,300,000 versus $2,650,000 in the six months ended June 30, 2001. The Company had net loan charge-offs of $745,000 in the first half of 2002 compared to $2,400,000 of net loan charge-offs in the same period of 2001.

Noninterest income increased $366,000 (10.2%) to $3,943,000 in the quarter ended June 30, 2002 from $3,577,000 in the quarter ended June 30, 2001. The increase in noninterest income from the year-ago quarter was mainly due to a $190,000 (34.6%) increase in commissions on sales of non-deposit investment products to $738,000, an $83,000 (23.4%) increase in ATM fees to $438,000, and a $61,000
(12.7%) increase in gain on sale of loans to $539,000.

For the six months ended June 30, 2002, noninterest income was down $836,000 (9.7%) over the same period for 2001. Included in the results of the six months ended June 30, 2001, and the three months ended March 31, 2001 was a one-time pre-tax income item of $1,756,000 from the sale of insurance company stock. Excluding this one-time event, noninterest income for the six months ended June 30, 2002 would have increased $920,000 (13.4%) to $7,769,000 from 6,849,000 for the six months ended June 30, 2001. Service charges and fee income was up $144,000 (3.6%) to $4,114,000 mainly due to increased ATM fees. Other income increased $776,000 (27.0%) to $3,655,000. Accounting for the increase in other income was a $704,000 (88.2%) increase in gain on sale of loans from $798,000 to $1,502,000, and a $92,000 (7.8%) increase in commissions on the sale of insurance, mutual funds and annuities from $1,185,000 to $1,277,000.

Noninterest expense increased $730,000 (7.1%) to $10,963,000 in the quarter ended June 30, 2002 from $10,233,000 in the quarter ended June 30, 2001. This increase in noninterest expense was mainly due to a $566,000 (10.9%) increase in salary and benefit expense to $5,773,000. Compared to the year-ago quarter, base salaries were up $163,000 (4.6%) to $3,704,000 while commissions and other sales incentives were up $305,000 (57.0%) to $839,000, and benefits including retirement expense, insurance, and payroll taxes were up $97,000 (8.9%) to $1,189,000 in the quarter ended June 30, 2002. Average full-time equivalent employees were up 30 (7.5%) to 428 during the quarter ended June 30, 2002 from 398 during the year-ago quarter.

For the first six months of 2002, noninterest expenses increased $1,393,000 (7.0%) to $21,365,000 compared to $19,972,000 for the six months ended June 30, 2001. Salary and benefit expense increased $1,178,000 (11.4%) to $11,512,000. Base salary expense increased $315,000 (4.5%) due to a 27 (6.8%) increase in average full-time equivalent employees to 422. Commissions and other sales incentives were up $541,000 (47.1%) to $1,690,000, and benefits including retirement expense, insurance, and payroll taxes were up $321,000 (15.2%) to $2,431,000 in the six months ended June 30, 2002. Other noninterest expenses increased $215,000 (2.2%) to $9,853,000.

Assets of the Company totaled $1,029,561,000 at June 30, 2002, and represents increases of $24,114,000 (2.4%) from $1,005,447 at December 31, 2001, and
$49,268,000 (5.0%) from $980,293,000 at June 30, 2001.

As of June 30, 2002, on an annualized basis, the Company realized a return on assets of 1.34% and a return on equity of 14.80% versus 1.21% and 13.48% in the first half of 2001. As of June 30, 2002, TriCo Bancshares had a Tier 1 capital ratio of 10.8% and a total risk-based capital ratio of 12.0%.

The following tables provide a summary of the major elements of income and expense for the second quarter of 2002 compared with the second quarter of 2001 and for the first six months of 2002 compared with the first six months of 2001.

                                TRICO BANCSHARES
                              CONDENSED COMPARATIVE
                                INCOME STATEMENT
                (in thousands, except earnings per common share)

                                             Three months
                                            ended June 30,         Percentage
                                          2002          2001         Change
                                                                    increase
                                                                   (decrease)
Interest income                         $ 16,401      $ 18,615        -11.9%
Interest expense                           3,179         6,323        -49.7%
                                      -----------   -----------

Net interest income                       13,222        12,292          7.6%

Provision for loan losses                    500           775        -35.5%
                                      -----------   -----------

Net interest income after
  provision for loan losses               12,722        11,517         10.5%

Noninterest income                         3,943         3,577         10.2%
Noninterest expenses                      10,963        10,233          7.1%
                                      -----------   -----------

Net income before income taxes             5,702         4,861         17.3%
Income taxes                               2,011         1,736         15.8%
Tax equivalent adjustment1                   326           288         13.2%
                                      -----------   -----------

Net income                               $ 3,365       $ 2,837         18.6%
                                      ===========   ===========

Diluted earnings per common share         $ 0.47        $ 0.39         20.5%



1Interest on tax-free securities is reported on a tax equivalent basis of 1.57 and 1.52 for June 30, 2002 and 2001, respectively.

                                TRICO BANCSHARES
                              CONDENSED COMPARATIVE
                                INCOME STATEMENT
                (in thousands, except earnings per common share)

                                              Six months
                                            ended June 30,         Percentage
                                          2002          2001         Change
                                                                    increase
                                                                   (decrease)
Interest income                         $ 32,664      $ 37,457       -12.8%
Interest expense                           6,442        13,518       -52.3%
                                      -----------   -----------

Net interest income                       26,222        23,939         9.5%

Provision for loan losses                  1,300         2,650       -50.9%
                                      -----------   -----------

Net interest income after
  provision for loan losses               24,922        21,289        17.1%

Noninterest income                         7,769         8,605        -9.7%
Noninterest expenses                      21,365        19,972         7.0%
                                      -----------   -----------

Net income before income taxes            11,326         9,922        14.2%
Income taxes                               4,001         3,528        13.4%
Tax equivalent adjustment1                   631           578         9.2%
                                      -----------   -----------

Net income                               $ 6,694       $ 5,816        15.1%
                                      ===========   ===========

Diluted earnings per common share         $ 0.93        $ 0.80        16.3%


1Interest on tax-free securities is reported on a tax equivalent basis of 1.57 and 1.52 for June 30, 2002 and 2001, respectively.

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

Throughout the first six months of 2002, the Fed Reserve Bank maintained the Fed funds target rate 1.75%. In comparison, the Fed funds target rate fell from 6.50% to 3.75% during the first six months of 2001. The Fed funds target rate is an important rate because the prime lending rate generally tracks the Fed funds rate, and the interest rates on most of the Company's variable rate loans are tied to the prime lending rate. When the Fed funds target rate changes as drastically as it has, the Company must be able to appropriately adjust the rate it pays on its deposits, or the mix of its deposits, if it is to maintain its net interest margin at a high level. Through out 2001, and during the first six months of 2002, the Company has been successful in adjusting its deposit rates and the mix of its deposit in order to maintain its net interest margin at a relatively high level.

For the three months ended June 30, 2002, interest income on a fully tax-equivalent basis decreased $2,214,000 (11.9%) over the same period in 2001. The average balance of total earning assets was higher by $41,418,000 (4.7%). Average loan and securities balances were up $9,933,000 (1.6%) and $42,741,000 (22.3%), respectively, while average Fed funds sold balances were down $11,256,000 (22.6%). The average yield on loans, securities and Fed funds sold was lower by 132, 104 and 265 basis points respectively. The overall yield on average earning assets decreased 134 basis points to 7.12%.

For the second quarter of 2001, interest expense decreased $3,144,000 (49.7%) over the year earlier period. The average balance of interest-bearing liabilities was up $20,772,000 (2.9%). The average rate paid on interest bearing liabilities decreased 182 basis points to 1.74% from the year-ago quarter.

The combined effect of the decreases in interest income and interest expense for the second quarter of 2002 versus 2001 resulted in an increase of $930,000 (7.6%) in fully tax-equivalent net interest income. Fully tax-equivalent net interest margin was up 15 basis points to 5.74% from 5.59% for the same periods in 2002 and 2001.

The six-month period ending June 30, 2002, reflects a fully tax-equivalent interest income decrease of $4,793,000 (12.8%) over the same period in 2001. The average balance of total earning assets was higher by $33,742,000 (3.8%). Average loan and securities balances were up $9,637,000 (1.53%) and $25,057,000 (12.4%), respectively, while average fed funds sold balances were down $952,000 (2.4%). The average yield on loans, securities and Fed funds sold was lower by 132, 104 and 304 basis points respectively. The overall yield on average earning assets decreased 137 basis points to 7.16%.

Interest expense for the six-month period end June 30, 2002 decreased $7,076,000 (52.4%) from the same period in 2001. The average balance of total interest-bearing liabilities increased $13,678,000 (1.9%). The average rate paid on total interest-bearing liabilities decreased 202 basis points to 1.78%.

The net effect of the decreases in fully tax-equivalent interest income and interest expense for the first six months of 2002 versus 2001 was an increase of $2,283,000 (9.5%) in fully tax-equivalent net interest income. Fully tax-equivalent net interest margin increased 30 basis points to 5.75% from 5.45%.

The following four tables provide summaries of the components of the fully tax-equivalent interest income, interest expense and fully tax-equivalent net interest margin on earning assets for the quarter and six month periods ended June 30, 2002 versus the same periods in 2001.


                                                     TRICO BANCSHARES
                                            ANALYSIS OF CHANGE IN NET INTEREST
                                                 MARGIN ON EARNING ASSETS
                                                      (in thousands)
                                                                    Three Months Ended
                                              June 30, 2002                                    June 30, 2001

                                Average          Income/        Yield/           Average         Income/         Yield/
                                Balance1         Expense        Rate             Balance1        Expense         Rate
Assets
Earning assets
  Loan 2,3                          $ 648,618       $ 13,046         8.05%           $638,685       $ 14,968          9.37%
  Securities4                         234,216          3,188         5.44%            191,475          3,100          6.48%
  Federal funds sold                   38,652            167         1.73%             49,908            547          4.38%
                                --------------   ------------   -----------      -------------   ------------    -----------
    Total earning assets              921,486         16,401         7.12%            880,068         18,615          8.46%
                                                 ------------                                    ------------
Cash and due from bank                 45,100                                          39,940
Premises and equipment                 16,260                                          16,955
Other assets,net                       40,443                                          40,965
Less:  allowance
  for loan losses                     (13,562)                                        (11,605)
                                --------------                                   -------------
      Total                       $ 1,009,727                                        $966,323
                                ==============                                   =============
Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits                   $ 173,782            114         0.26%           $150,471            435          1.16%
  Savings deposits                    256,153            675         1.05%            216,534          1,163          2.15%
  Time deposits                       277,202          2,068         2.98%            309,439          4,218          5.45%
Long-term debt                         23,109            322         5.57%             33,030            507          6.14%
                                --------------   ------------   -----------      -------------   ------------    -----------
   Total interest-bearing
      liabilities                     730,246          3,179         1.74%            709,474          6,323          3.56%
                                                 ------------                                    ------------
Noninterest-bearing deposits          172,442                                         154,336
Other liabilities                      15,610                                          16,172
Shareholders' equity                   91,429                                          86,341
                                --------------                                   -------------
    Total liabilities
      and shareholders' equity    $ 1,009,727                                        $966,323
                                ==============                                   =============
Net interest rate spread5                                            5.38%                                            4.90%
Net interest income/net                             $ 13,222                                        $ 12,292
                                                 ============                                    ============
  interest margin6                                     5.74%                                           5.59%
                                                 ============                                    ============



1Average balances are computed principally on the basis of daily balances. 2Nonaccrual loans are included.
3Interest income  on loans  includes  fees on  loans  of $997,000  in  2002  and
   $772,000 in 2001.
4Interest income  is stated on  a tax equivalent  basis of 1.57 and 1.52 at June
   30, 2002 and 2001, respectively.
5Net   interest   rate   spread  represents   the   average   yield   earned  on
   interest-earning assets less the average rate paid on interest-bearing liabilities.
6Net interest margin is computed by dividing net interest income by total average earning assets.



                                                     TRICO BANCSHARES
                                            ANALYSIS OF CHANGE IN NET INTEREST
                                                 MARGIN ON EARNING ASSETS
                                                      (in thousands)
                                                                     Six Months Ended
                                              June 30, 2002                                    June 30, 2001

                                Average          Income/         Yield/          Average         Income/        Yield/
                                Balance1         Expense         Rate            Balance1        Expense        Rate
Assets
Earning assets
  Loan 2,3                          $ 645,350        $26,054         8.07%          $ 635,713        $29,861         9.39%
  Securities4                         227,504          6,277         5.52%            202,447          6,645         6.56%
  Federal funds sold                   39,187            333         1.70%             40,139            951         4.74%
                                --------------   ------------    ----------      -------------   ------------   -----------
    Total earning assets              912,041         32,664         7.16%            878,299         37,457         8.53%
                                                 ------------                                    ------------
Cash and due from bank                 44,504                                          40,229
Premises and equipment                 16,309                                          16,923
Other assets,net                       40,646                                          40,388
Less:  allowance
  for loan losses                     (13,401)                                        (12,020)
                                --------------                                   -------------
      Total                       $ 1,000,099                                       $ 963,819
                                ==============                                   =============
Liabilities
  and shareholders' equity
Interest-bearing
  Demand deposits                   $ 172,694            235         0.27%          $ 151,428            957         1.26%
  Savings deposits                    254,916          1,355         1.06%            217,418          2,787         2.56%
  Time deposits                       273,947          4,211         3.07%            308,959          8,762         5.67%
Long-term debt                         23,030            641         5.57%             33,109          1,012         6.11%
                                --------------   ------------    ----------      -------------   ------------   -----------
   Total interest-bearing
      liabilities                     724,587          6,442         1.78%            710,914         13,518         3.80%
                                                 ------------                                    ------------
Noninterest-bearing deposits          169,747                                         150,978
Other liabilities                      15,298                                          15,610
Shareholders' equity                   90,467                                          86,317
                                --------------                                   -------------
    Total liabilities
      and shareholders' equity    $ 1,000,099                                       $ 963,819
                                ==============                                   =============
Net interest rate spread5                                            5.38%                                           4.73%
Net interest income/net                              $26,222                                         $23,939
                                                 ============                                    ============
  interest margin6                                     5.75%                                           5.45%
                                                 ============                                    ============


1Average balances are computed principally on the basis of daily balances. 2Nonaccrual loans are included.
3Interest income  on loans  includes  fees on  loans of  $1,973,000 in  2002 and
   $1,474,000 in 2001.
4Interest income is stated  on a tax  equivalent basis of 1.57  and 1.52 at June
   30, 2002 and 2001, respectively.
5Net   interest   rate   spread  represents  the   average   yield   earned   on
   interest-earning assets less the average rate paid on interest-bearing liabilities.
6Net interest margin is computed by dividing net interest income by total average earning assets.

                                TRICO BANCSHARES
                       ANALYSIS OF VOLUME AND RATE CHANGES
                       ON NET INTEREST INCOME AND EXPENSE
                                 (in thousands)

                       For the three months ended June30,
                                 2002 over 2001

                                                       Yield/
                                       Volume           Rate4          Total
                                    ----------       ---------       --------
Increase (decrease) in
  interest income:
    Loans 1,2                           $ 233        $ (2,155)        (1,922)
    Investment securities3                692            (604)            88
    Federal funds sold                   (123)           (257)          (380)
                                    ----------       ---------       --------
      Total                               802          (3,016)        (2,214)
                                    ----------       ---------       --------

Increase (decrease) in
  interest expense:
    Demand deposits
      (interest-bearing)                   67            (388)          (321)
    Savings deposits                      213            (701)          (488)
    Time deposits                        (439)         (1,711)        (2,150)
    Long-term debt                       (152)            (33)          (185)
                                    ----------       ---------       --------
      Total                              (311)         (2,833)        (3,144)
                                    ----------       ---------       --------

Increase in net interest income       $ 1,113          $ (183)         $ 930
                                    ==========       =========       ========


1Nonaccrual loans are included.
2Interest income on loans  includes fee income on loans  of $997,000 in 2002 and
   $772,000 in 2001.
3Interest income is stated  on a tax equivalent  basis of 1.57 and 1.52 for June
   30, 2002 and 2001, respectively.
4The rate/volume variance has been included in the rate variance.

                                TRICO BANCSHARES
                       ANALYSIS OF VOLUME AND RATE CHANGES
                       ON NET INTEREST INCOME AND EXPENSE
                                 (in thousands)

                        For the six months ended June 30,
                                 2002 over 2001

                                                      Yield/
                                     Volume            Rate4           Total
                                   ---------      -----------     -----------
Increase (decrease) in
  interest income:
    Loans 1,2                         $ 453         $ (4,260)       $ (3,807)
    Investment securities3              822           (1,190)           (368)
    Federal funds sold                  (23)            (595)           (618)
                                   ---------      -----------     -----------
      Total                           1,252           (6,045)         (4,793)
                                   ---------      -----------     -----------

Increase (decrease) in
  interest expense:
    Demand deposits
      (interest-bearing)                134             (856)           (722)
    Savings deposits                    481           (1,913)         (1,432)
    Time deposits                      (993)          (3,558)         (4,551)
    Long-term debt                     (308)             (63)           (371)
                                   ---------      -----------     -----------
      Total                            (686)          (6,390)         (7,076)
                                   ---------      -----------     -----------

Increase in net interest income     $ 1,938            $ 345         $ 2,283
                                   =========      ===========     ===========



1Nonaccrual loans are included.
2Interest income on loans includes fee income on loans of $1,973,000 in 2002 and
   $1,474,000 in 2001.
3Interest income  is stated on a tax equivalent  basis of 1.57 and 1.52 for June
   30, 2002 and 2001, respectively.
4The rate/volume variance has been included in the rate variance.

Provision for Loan Losses

The Bank provided $500,000 for loan losses in the second quarter of 2002 versus $775,000 in 2001. Net charge-offs for all loans in the second quarter of 2002 totaled $224,000 versus $196,000 in the year earlier period.

For the six months ended June 30, 2002 and 2001, the Bank provided $1,300,000 and $2,650,000 for loan losses, respectively. Net charge-offs for all loans during the six months ended June 30, 2002 and 2001 were $745,000 and $2,400,000, respectively. Included in the net charge-offs during the six months ended June 30, 2001 is $2,000,000 of charge offs related to a single borrower.

Noninterest Income

Noninterest income increased $366,000 (10.2%) to $3,943,000 in the quarter ended June 30, 2002 from $3,577,000 in the quarter ended June 30, 2001. The increase in noninterest income from the year-ago quarter was mainly due to a $190,000 (34.6%) increase in commissions on sales of non-deposit investment products to $738,000, an $83,000 (23.4%) increase in ATM fees to $438,000, and a $61,000
(12.7%) increase in gain on sale of loans to $539,000.

For the six months ended June 30, 2002, noninterest income was down $836,000 (9.7%) over the same period for 2001. Included in the results of the six months ended June 30, 2001, and the three months ended March 31, 2001 was a one-time pre-tax income item of $1,756,000 from the sale of insurance company stock. Excluding this one-time event, noninterest income for the six months ended June 30, 2002 would have increased $920,000 (13.4%) to $7,769,000 from 6,849,000 for the six months ended June 30, 2001. Service charges and fee income was up $144,000 (3.6%) to $4,114,000 mainly due to increased ATM fees. Other income increased $776,000 (27.0%) to $3,655,000. Accounting for the increase in other income was a $704,000 (88.2%) increase in gain on sale of loans from $798,000 to $1,502,000, and a $92,000 (7.8%) increase in commissions on the sale of insurance, mutual funds and annuities from $1,185,000 to $1,277,000.

Noninterest Expense

Noninterest expense increased $730,000 (7.1%) to $10,963,000 in the quarter ended June 30, 2002 from $10,233,000 in the quarter ended June 30, 2001. This increase in noninterest expense was mainly due to a $566,000 (10.9%) increase in salary and benefit expense to $5,773,000. Compared to the year-ago quarter, base salaries were up $163,000 (4.6%) to $3,704,000 while commissions and other sales incentives were up $305,000 (57.0%) to $839,000, and benefits including retirement expense, insurance, and payroll taxes were up $97,000 (8.9%) to $1,189,000 in the quarter ended June 30, 2002. Average full-time equivalent employees were up 30 (7.5%) to 428 during the quarter ended June 30, 2002 from 398 during the year-ago quarter. Compared to the year-ago quarter, other noninterest expenses increased $164,000 (3.3%) to $5,190,000 during the quarter ended June 30, 2002.

For the first six months of 2002, noninterest expenses increased $1,393,000 (7.0%) to $21,365,000 compared to $19,972,000 for the six months ended June 30, 2001. Salary and benefit expense increased $1,178,000 (11.4%) to $11,512,000. Base salary expense increased $315,000 (4.5%) due to a 27 (6.8%) increase in average full-time equivalent employees to 422. Commissions and other sales incentives were up $541,000 (47.1%) to $1,690,000, and benefits including retirement expense, insurance, and payroll taxes were up $321,000 (15.2%) to $2,431,000 in the six months ended June 30, 2002. Other noninterest expenses increased $215,000 (2.2%) to $9,853,000.

Provision for Income Taxes

The effective tax rate for the six months ended June 30, 2002 was 37.4% and reflects a decrease from 37.8% in the year earlier period.

Loans

At June 30, 2002, loan balances were $9,042,000 (1.4%) higher than the ending balances at June 30, 2001 and $13,068,000 (2.0%) higher than the ending balances at December 31, 2001. On a year-over-year basis at June 30, consumer and real estate construction loan balances were higher by $35,150,000 (25.8%) and $840,000 (2.1%), respectively. Commercial and real estate mortgage loan balances were lower by $12,547,000 (8.3%) and $14,401,000 (4.3%), respectively.

Securities

At June 30, 2002, securities available-for-sale had a fair value of $234,544,000 and an amortized cost of $231,082,000. This portfolio contained mortgage-backed securities with an amortized cost of $137,693,000 of which $8,964,000 were CMOs. At June 30, 2002, the Company had no securities classified as held-to-maturity.

Nonperforming Loans

As shown in the following table, total nonperforming assets net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, have increased $3,483,000 (56.9%) to $9,604,000 in the first six months of 2002. Nonperforming assets net of guarantees represent 0.93% of total assets. Included in the balance of nonaccrual loans at June 30, 2002, are loans to one agriculture related borrower totaling $10,952,000 of which $8,444,000 is guaranteed by a U.S. Government sponsored agency as to principal and ninety days of interest. To date, the borrower has paid principal and interest in accordance with the terms of the loans, however, due to the financial condition of the borrower the Company has placed the loans in nonaccrual status. All nonaccrual loans are considered to be impaired when determining the need for a specific valuation allowance. The Company continues to make a concerted effort to work problem and potential problem loans to reduce risk of loss.


                                June 30, 2002                         December 31, 2001
(in thousands)                    Gross  Guaranteed    Net        Gross  Guaranteed    Net
                                ----------------------------     ---------------------------
Nonaccrual loans                 $17,599   $ 8,801  $ 8,798      $ 5,853    $ 387   $ 5,466
Accruing loans past
  due 90 days or more                735         -      735          584        -       584
                                ----------------------------     ---------------------------

     Total nonperforming loans    18,334     8,801    9,533        6,437      387     6,050

Other real estate owned               71         -       71           71        -        71
                                ----------------------------     ---------------------------

     Total nonperforming assets  $18,405   $ 8,801  $ 9,604      $ 6,508    $ 387   $ 6,121
                                ============================     ===========================

Nonperforming loans to total loans                    1.44%                           0.92%
Allowance for loan losses to
  nonperforming loans                                  125%                            216%
Nonperforming assets to total assets                  0.96%                           0.61%
Allowance for loan losses to
  nonperforming assets                                 124%                            213%



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

The following table presents information concerning the allowance and provision for loan losses for the six months ended.

                                             June 30,       June 30,
                                               2002           2001
                                                  (in thousands)
Balance, beginning of period                 $  13,058      $  11,670
Provision charged to operations                  1,300          2,650
Loans charged off                                 (843)        (2,537)
Recoveries of loans previously
  charged off                                       98            137
                                            -----------    -----------
Balance, end of period                       $  13,613      $  11,920
                                            ===========    ===========
Ending loan portfolio                        $ 671,800      $ 662,758
                                            ===========    ===========
Allowance to loans as a
  percentage of ending loan portfolio            2.03%          1.80%
                                            ===========    ===========


Equity

The following table indicates the amounts of regulatory capital of the Company.

                                                                                     To Be Well
                                                                                  Capitalized Under
                                                                For Capital       Prompt Corrective
                                         Actual            Adequacy Purposes     Action Provisions
                                     Amount     Ratio        Amount     Ratio      Amount   Ratio
As of June 30, 2002 (amounts in thousands):
Total Capital to Risk Weighted Assets:
    Consolidated                     $96,188   12.01%       =>$64,093 =>8.0%     =>$80,116  =>10.0%
    Tri Counties Bank                $94,099   11.77%       =>$63,993 =>8.0%     =>$79,917  =>10.0%
Tier I Capital to Risk Weighted Assets:
    Consolidated                     $86,129   10.75%       =>$32,046 =>4.0%     =>$48,069  =>6.0%
    Tri Counties Bank                $84,065   10.52%       =>$31,967 =>4.0%     =>$47,949  =>6.0%
Tier I Capital to Average Assets:
    Consolidated                     $86,129    8.55%       =>$40,282 =>4.0%     =>$50,352  =>5.0%
    Tri Counties Bank                $84,065    8.36%       =>$40,204 =>4.0%     =>$50,255  =>5.0%


Liquidity

The Company's principal source of asset liquidity is fed funds sold and marketable investment securities available for sale. At June 30, 2002, fed funds sold and investment securities available for sale totaled $262 million, representing an increase of $19 million from December 31, 2001. In addition, the Company generates additional liquidity from its operating activities. The Company's profitability during the first six months of 2002 and 2001 generated cash flows from operations of $9.8 million and $7.9 million, respectively. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks. During the six months ended June 30, 2002, sales & maturities of investment securities produced cash inflows of $60.1 million. Also, during the six months ended June 30, 2002, the Company invested $67.4 million and $12.3 million in securities and net loan growth. These changes in investment and loan balances contributed to net cash used for investing activities of $20.6 million during the six months ended June 30, 2002. Financing activities provided net cash of $14.7 million during the six months ended June 30, 2002. Deposit balance increases, and exercise of common stock options, accounted for $17.5 million and $201,000 of financing sources of funds, respectively. Dividends paid and the repurchase of common stock used $2.8 million and $190,000 of cash during the six months ended June 30, 2002, respectively. Also, the Holding Company's liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

There have not been any significant changes in the market risk profile of the Bank since December 31, 2001.


                                     PART II
Other Information

     Item 4.       Submission of Matters to a Vote of Security Holders

         (a.)       Annual   Meeting  held  May  14,  2002.  Number  of   shares
                    represented in person or by proxy and constituting a quorum:

                    5,833,207  83%
                    ---------  ---

         (b.)       Election of directors
                                                   FOR
                                                   ---
                       William J. Casey         5,503,829
                       Craig S. Compton         5,505,231
                       Brian D. Leidig          5,505,191
                       Wendell J. Lundberg      5,505,393
                       Donald E. Murphy         5,505,431
                       Richard P. Smith         5,358,632
                       Robert H. Steveson       5,351,761
                       Carroll Taresh           5,494,826
                       Alex A. Vereschagin, Jr. 5,505,431

         (c.) Ratify the appointment of KPMG LLP as independent public accountants of the Company for 2002. Votes:
                    FOR 5,750,857,   AGAINST 1,866,   ABSTAIN 80,484
                        ---------            -----            ------

      Item 6.      Exhibits and Reports on Form 8-K

         (a)  Exhibits

         3.1*       Articles  of  Incorporation,  as amended  to date, filed  as
                    Exhibit 3.1 to Registrant's Report on Form 10-K, filed for the year ended December 31, 1989, are incorporated herein by reference.

         3.2* Bylaws, as amended to 1992, filed as Exhibit 3.2 to Registrant's Report on Form 10-K, filed for the year ended December 31, 1992, are incorporated herein by reference.

         10.1*      Lease for  Park Plaza  Branch  premises  entered  into as of
                    September 29, 1978, by and between Park Plaza Limited Partnership as lessor and Tri Counties Bank as lessee, filed as Exhibit 10.9 to the TriCo Bancshares Registration Statement on Form S-14 (Registration No. 2-74796) is incorporated herein by reference.

         10.2* Lease for Administration Headquarters premises entered into as of April 25, 1986, by and between Fortress-Independence Partnership (A California Limited Partnership) as lessor and Tri Counties Bank as lessee, filed as Exhibit 10.6 to Registrant's Report on Form 10-K filed for the year ended December 31, 1986, is incorporated herein by reference.

         10.3* Lease for Data Processing premises entered into as of April 25, 1986, by and between Fortress-Independence Partnership (A California Limited Partnership) as lessor and Tri
                    Counties Bank as lessee, filed as Exhibit 10.7 to Registrant's Report on Form 10-K filed for the year ended December 31, 1986, is incorporated herein by reference.

         10.4* Lease for Chico Mall premises entered into as of March 11, 1988, by and between Chico Mall Associates as lessor and Tri Counties Bank as lessee, filed as Exhibit 10.4 to Registrant's Report on Form 10-K filed for the year ended December 31, 1988, is incorporated by reference.

         10.5* First amendment to lease entered into as of May 31, 1988 by and between Chico Mall Associates and Tri Counties Bank, filed as Exhibit 10.5 to Registrant's Report on Form 10-K filed for the year ended December 31, 1988, is incorporated by reference.

         21.1 Tri Counties Bank, a California banking corporation, is the only subsidiary of Registrant.

         99.1 CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         * Previously filed


         (b)  Reports on Form 8-K:

                 None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          TRICO BANCSHARES



Date   08/13/02                                          /s/ Richard P. Smith
    --------------------                                 -----------------------
                                                         Richard P. Smith
                                                         President and Chief
                                                         Executive Officer


Date   08/13/02                                          /s/ Thomas J. Reddish
    --------------------                                 -----------------------
                                                         Thomas J. Reddish
                                                         Vice President and
                                                         Chief Financial Officer

    Exhibits:
    ---------


       99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

                  (1) The Report fully complies with the requirements of section
                      13(a) or 15(d) of the Securities Exchange Act of 1934; and

                  (2) The information  contained in  the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


               /s/ Richard P. Smith
               -------------------------------------
               Richard P. Smith
               President and Chief Executive Officer



       99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Reddish, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

                  (1) The Report fully complies with the requirements of section
                      13(a) or 15(d) of the Securities Exchange Act of 1934; and

                  (2) The information  contained in  the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


               /s/ Thomas J. Reddish
               -------------------------------------
               Thomas J. Reddish
               Vice President and Chief Financial Officer