Form 10-Q
period 2002-09-30
TRICO BANCSHARES /
filed 2002-11-14
CIK 356171

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2002              Commission file number 0-10661
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

                             Yes  X        No
                                -----        -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes           No  X
                                -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class:  Common stock, no par value

Outstanding shares as of November 12, 2002:  7,045,050

                                TABLE OF CONTENTS

                                                                            Page

Forward Looking Statements                                                    1

PART I - FINANCIAL INFORMATION                                                2

      Item 1 - Financial Statements                                           2

         Financial Summary                                                    6

         Notes to Unaudited Condensed Consolidated Financial Statements       7

      Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         11

      Item 3 - Quantitative and Qualitative Disclosure about Market Risk     23

      Item 4 - Controls and Procedures                                       24

PART II - OTHER INFORMATION                                                  25

      Item 1 - Legal Proceedings                                             25

      Item 6 - Exhibits and Reports on Form 8-K                              25

      Signatures                                                             25

      Certifications                                                         26

      Exhibits                                                               28

      Exhibit 11.1 - Computation of Earnings Per Share                       28

      Exhibit 99.1 - Certification Required by 18 U.S.C. Section 1350        29

      Exhibit 99.2 - Certification Required by 18 U.S.C. Section 1350        29

                           FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about TriCo Bancshares (the "Company") for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on Management's current knowledge and belief and include information concerning the Company's possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company's ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) a continued slowdown in the national and California economies; (2) increased economic uncertainty created by the recent terrorist attacks in the United States and the uncertain effect of these events on the national and regional economies; (4) changes in the interest rate environment; (5) changes in the regulatory environment; (6) significantly increasing competitive pressure in the banking industry; (7) operational risks including data processing system failures or fraud; (8) the effect of acquisitions and integration of acquired businesses; (9) volatility of rate sensitive deposits; (10) asset/liability matching risks and liquidity risks; and
(11) changes in the securities markets.

The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2001, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                            TRICO BANCSHARES
                                      CONSOLIDATED BALANCE SHEETS
                                             (In thousands)
                                                                  (Unaudited)               (Unaudited)
                                                               At September 30,           At December 31,
                                                            2002              2001             2001
                                                     ---------------------------------------------------
Assets:
     Cash and due from banks                              $56,749           $48,317          $59,264
     Federal funds sold                                    23,400            27,000           18,700
                                                     ---------------------------------------------------
         Cash and cash equivalents                         80,149            75,317           77,964

     Investment securities available for sale             268,921           210,789          224,590
     Loans
         Commercial                                       142,290           151,772          130,054
         Consumer                                         191,601           149,258          155,046
         Real estate mortgages                            313,191           322,096          326,897
         Real estate construction                          36,472            45,031           46,735
                                                     ---------------------------------------------------
                                                          683,554           668,157          658,732

     Allowance for loan losses                            (14,382)          (12,437)         (13,058)
                                                     ---------------------------------------------------
         Loans, net of allowance for loan losses          669,172           655,720          645,674
     Premises and equipment, net                           16,583            16,510           16,457
     Cash value of life insurance                          15,045            14,559           14,602
     Other real estate owned                                    -               723               71
     Accrued interest receivable                            5,552             6,087            5,522
     Deferred income taxes                                  7,957             8,164            9,334
     Intangible assets                                      4,387             5,262            5,070
     Other assets                                           5,757             3,019            6,163
                                                     ---------------------------------------------------
         Total Assets                                  $1,073,523          $996,150       $1,005,447
                                                     ===================================================

Liabilities:
     Deposits:
         Noninterest-bearing demand                      $202,895          $177,970         $190,386
         Interest-bearing demand                          175,883           155,304          165,542
         Savings                                          268,182           228,367          247,399
         Time certificates, $100,000 and over              86,945            80,865           70,302
         Other time certificates                          203,990           216,974          206,764
                                                     ---------------------------------------------------
         Total deposits                                   937,895           859,480          880,393
     Accrued interest payable                               2,608             4,350            3,488
     Other Liabilities                                     13,667            10,977           11,677
     Long-term debt and other borrowings                   22,932            32,963           22,956
                                                     ---------------------------------------------------
         Total Liabilities                                977,102           907,770          918,514
                                                     ===================================================

Shareholders' Equity:
     Authorized - 20,000,000 shares of common stock
     Issued and outstanding:
           7,035,590 at September 30, 2002                 50,188
           7,018,080 at September 30, 2001                                   49,395
           7,000,980 at December 31, 2001                                                     49,679
     Retained earnings                                     43,900            37,974           37,909
     Accumulated other comprehensive income, net            2,333             1,011             (655)
                                                     ---------------------------------------------------
         Total Shareholders' Equity                        96,421            88,380           86,933
                                                     ===================================================
Total Liabilities and Shareholders' Equity             $1,073,523          $996,150       $1,005,447
                                                     ===================================================






                                             TRICO BANCSHARES
                        CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (In thousands, except per share data)

                                                             (Unaudited)                (Unaudited)
                                                         Three months ended          Nine months ended
                                                         2002           2001       2002           2001
                                                     -------------------------------------------------------
Interest Income:
  Interest and fees on loans                            $13,333        $15,132    $39,387        $44,993
  Interest on federal funds sold                            143            370        476          1,321
  Interest on investment securities available for sale
     Taxable                                              2,410          2,202      6,949          7,158
     Tax exempt                                             549            555      1,656          1,666
                                                     -------------------------------------------------------
     Total interest income                               16,435         18,259     48,468         55,138
                                                     -------------------------------------------------------
Interest Expense:
  Interest on interest-bearing demand deposits              115            368        350          1,325
  Interest on savings                                       656          1,107      2,011          3,899
  Interest on time certificates of deposit                2,129          3,623      6,340         12,380
  Interest on short-term borrowing                            1              2          1              3
  Interest on long-term debt                                326            512        967          1,523
                                                     -------------------------------------------------------
     Total interest expense                               3,227          5,612      9,669         19,130
                                                     -------------------------------------------------------
Net Interest Income                                      13,208         12,647     38,799         36,008
                                                     -------------------------------------------------------
Provision for loan losses                                   700            600      2,000          3,250
                                                     -------------------------------------------------------
Net Interest Income After Provision for Loan Losses      12,508         12,047     36,799         32,758
                                                     -------------------------------------------------------

Noninterest Income:
  Service charges and fees                                3,521          2,045      7,635          6,015
  Gain on sale of investments                                 -              -          -          1,756
  Gain on sale of loans                                     752            494      2,254          1,292
  Commissions on sale of non-deposit investment products    712            678      1,989          1,865
  Other                                                     428            496      1,304          1,390
                                                     -------------------------------------------------------
  Total Noninterest Income                                5,413          3,713     13,182         12,318
                                                     -------------------------------------------------------
Noninterest Expense:
  Salaries and related benefits                           6,344          5,431     17,856         15,765
  Other                                                   5,789          5,034     15,642         14,672
                                                     -------------------------------------------------------
  Total Noninterest Expense                              12,133         10,465     33,498         30,437
                                                     -------------------------------------------------------
Income Before Income Taxes                               5,788          5,295     16,483          14,639
                                                     -------------------------------------------------------
  Provision for income taxes                             2,161          2,050      6,163           5,578
                                                     -------------------------------------------------------
Net Income                                              $3,627         $3,245    $10,320          $9,061
                                                     -------------------------------------------------------

Comprehensive Income:
  Change in unrealized gain (loss) on
     securities available for sale, net                    940          1,411      2,988           1,695
  Net change in minimum pension liability                    -              -          -            (360)
                                                     -------------------------------------------------------
Comprehensive Income                                    $4,567         $4,656    $13,308         $10,396
                                                     =======================================================

Average Shares Outstanding                               7,026          7,044      7,010           7,087
Diluted Average Shares Outstanding                       7,231          7,231      7,188           7,237

Per Share Data
     Basic Earnings                                      $0.52          $0.46      $1.47           $1.28
     Diluted Earnings                                    $0.50          $0.45      $1.44           $1.25
     Dividends Paid                                      $0.20          $0.20      $0.60           $0.60





                                TRICO BANCSHARES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (In thousands, unaudited)
                                                                               Accumulated
                                                                                  Other
                                                       Common        Retained  Comprehensive
                                                        Stock        Earnings  Income, net     Total
                                                     ---------------------------------------------------
Balance, December 31, 2000                             $50,428       $35,129      ($324)      $85,233
   Net income for the period                                           9,061                    9,061
   Stock issued, including
     stock option tax benefits                             386                                    386
   Repurchase of common stock                           (1,419)       (1,979)                  (3,398)
   Dividends                                                          (4,237)                  (4,237)
   Unrealized gain on securities available
     for sale, net                                                                1,695         1,695
   Change in minimum pension liability, net                                        (360)         (360)
                                                     ---------------------------------------------------
Balance September 30, 2001                             $49,395       $37,974     $1,011       $88,380
                                                     ===================================================

Balance, December 31, 2001                             $49,679       $37,909      ($655)      $86,933
   Net income for the period                                          10,320                   10,320
   Stock issued, including
     stock option tax benefits                             579                                    579
   Repurchase of common stock                              (70)         (119)                    (189)
   Dividends                                                          (4,210)                  (4,210)
   Unrealized gain on securities available
     for sale, net                                                                2,988         2,988
                                                     ---------------------------------------------------
Balance September 30, 2002                             $50,188       $43,900     $2,333       $96,421
                                                     ===================================================





                                        TRICO BANCSHARES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands, unaudited)

                                                                       For the nine months
                                                                       ended September 30,
                                                                     2002               2001
                                                                 -------------------------------
Operating Activities:
   Net income                                                      $10,320              $9,061
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization of property and equipment       1,956               1,891
       Amortization of intangible assets                               683                 683
       Provision for loan losses                                     2,000               3,250
       Amortization of investment securities premium, net            1,080                 139
       Deferred income taxes                                          (108)               (365)
       Investment security gains, net                                    -              (1,756)
       Originations of loans for resale                           (113,271)            (84,545)
       Proceeds from sale of loans originated for resale           114,227              85,028
       Gain on sale of loans                                        (2,254)             (1,292)
       Amortization of mortgage servicing rights                       498                 223
       Loss (gain) on sale of fixed assets                              10                  (4)
       Gain on sale of other real estate owned, net                     (8)                (48)
       Provision for losses on other real estate owned                   -                  18
       Change in assets and liabilities:
         (Increase) decrease in interest receivable                    (30)                848
         Decrease in interest payable                                 (880)               (895)
         Increase in other assets and liabilities                    2,547                 389
                                                                 -------------------------------
Net Cash Provided by Operating Activities                           16,770              12,625
                                                                 -------------------------------
Investing Activities:
   Proceeds from maturities of securities available-for-sale        87,365              63,331
   Proceeds from sales of securities available-for-sale                  -              14,120
   Purchases of securities available-for-sale                     (127,999)            (54,738)
   Net increase in loans                                           (25,498)            (30,576)
   Proceeds from sale of premises and equipment                         16                  23
   Purchases of property and equipment                              (1,902)             (1,426)
   Proceeds from sale of other real estate owned                        79               1,075
                                                                 -------------------------------
Net Cash Used by Investing Activities                              (67,939)             (8,191)
                                                                 -------------------------------
Financing Activities:
   Net increase in deposits                                         57,502              21,648
   Net decrease in federal funds purchased                               -                (500)
   Payments of principal on long-term debt agreements                  (24)             (1,020)
   Repurchase of Common Stock                                         (189)             (3,398)
   Dividends paid                                                   (4,210)             (4,237)
   Exercise of stock options/issuance of Common Stock                  275                 200
                                                                 -------------------------------
Net Cash Provided by Financing Activities                           53,354              12,693
                                                                 -------------------------------
Net Increase in Cash and Cash Equivalents                            2,185              17,127
                                                                 -------------------------------
Cash and Cash Equivalents and Beginning of Period                   77,964              58,190
                                                                 -------------------------------
Cash and Cash Equivalents at End of Period                         $80,149             $75,317
                                                                 ===============================
Supplemental Disclosure of Noncash Activities:
   Unrealized gain (loss) on securities available for sale          $4,777              $2,740
   Loans transferred to other real estate owned                          -                $327

Supplemental Disclosure of Cash Flow Activity:
   Cash paid for interest expense                                  $10,549             $20,025
   Cash paid for income taxes                                       $4,700              $5,775
   Income tax benefit from stock option exercises                     $304                $186





                                             TRICO BANCSHARES
                                             Financial Summary
                             (dollars in thousands, except per share amounts)

                                                       Three months ended            Nine months ended
                                                          September 30,                September 30,
                                                 -----------------------------------------------------------
                                                     2002              2001        2002           2001
                                                 -----------------------------------------------------------
Net Interest Income (FTE)                          $13,520           $12,923     $39,742        $36,958
Provision for loan losses                             (700)             (600)     (2,000)        (3,250)
Noninterest income                                   5,413             3,713      13,182         12,318
Noninterest expense                                (12,133)          (10,465)    (33,498)       (30,437)
Provision for income taxes (FTE)                    (2,473)           (2,326)     (7,106)        (6,528)
                                                 -----------------------------------------------------------
Net income                                          $3,627            $3,245     $10,320         $9,061
                                                 ===========================================================

Average shares outstanding                           7,026             7,044       7,010          7,087
Diluted average shares outstanding                   7,231             7,231       7,188          7,237
Shares outstanding at period end                     7,036             7,018       7,036          7,018

As Reported:
   Basic earnings per share                          $0.52             $0.46       $1.47          $1.28
   Diluted earnings per share                        $0.50             $0.45       $1.44          $1.25
   Return on assets                                  1.39%             1.32%       1.36%          1.25%
   Return on equity                                 15.17%            14.75%      14.92%         13.90%
   Net interest margin                               5.67%             5.78%       5.72%          5.58%
   Net loan recoveries (losses) to average loans     0.04%            (0.05%)     (0.14%)        (0.51%)
   Efficiency ratio (FTE)                           64.08%            62.91%      63.29%         61.77%

Average Balances:
   Total assets                                 $1,044,518          $982,387  $1,015,068       $970,086
   Earning assets                                  954,611           894,670     926,387        883,816
   Total loans                                     676,009           661,630     655,682        644,447
   Total deposits                                  908,675           844,741     883,898        834,161
   Shareholders' equity                             95,645            88,005      92,212         86,886

Balances at Period End:
   Total assets                                 $1,073,523          $996,150
   Earning assets                                  975,875           905,946
   Total loans                                     683,554           668,157
   Total deposits                                  937,895           859,480
   Shareholders' equity                             96,421            88,380

Financial Ratios at Period End:
   Allowance for loan losses to loans                2.10%             1.86%
   Book value per share                             $13.70            $12.59
   Equity to assets                                  8.98%             8.87%
   Total capital to risk assets                     11.89%            11.69%

Dividends Paid Per Share                             $0.20             $0.20       $0.60          $0.60
Dividend Payout Ratio                               38.75%            43.42%      40.80%         47.07%




         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented. The interim results for the nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Acquisition, Goodwill and Other Intangible Assets

The following table summarizes the Company's goodwill and other intangible assets as of January 1, 2002 and September 30, 2002.

                                  January 1,                       September 30,
  (Dollar in Thousands)              2002    Additions  Reductions     2002
                                  ----------------------------------------------
  Core Deposit Intangibles         $10,795                           $10,795
  Accumulated Amortization          (5,725)                (683)      (6,408)
                                  ----------------------------------------------
  Core Deposit Intangibles, net     $5,070                ($683)      $4,387
                                  ==============================================

Core deposit premiums are scheduled to amortize at a rate of $227,700 per quarter through the quarter ended December 31, 2006.

Mortgage Operations

The Company sold substantially all of its conforming long-term residential mortgage loans originated during the first nine months of 2002 for cash proceeds equal to the fair value of the loans. The Company records originated mortgage servicing rights as assets by allocating the total cost basis between the loan and the servicing right based on their relative fair values.

The following table summarizes the Company's mortgage servicing rights assets as of January 1, 2002 and September 30, 2002.

                                  January 1,                       September 30,
  (Dollar in Thousands)              2002    Additions  Reductions     2002
                                  ----------------------------------------------
  Mortgage Servicing Rights         $1,512     $1,298     ($498)      $2,312
                                  ==============================================

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

At September 30, 2002, the Company had no mortgage loans held for sale. At September 30, 2002 and December 31, 2001, the Company serviced real estate mortgage loans for others of $269 million and $196 million, respectively.

Noninterest Income

Included in the results for the nine months ended September 30, 2001 and the three months ended March 31, 2001 is a one-time pre-tax income item of $1,756,000. This one-time item represents the realized gain recorded by the Company upon the sale of 88,796 common shares of John Hancock Financial Services, Inc. (JHF) for proceeds of $3,265,000.

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

Also on October 19, 2001, the Company announced that its Board of Directors approved a new plan to repurchase, as conditions warrant, up to 150,000 additional shares of the Company's stock on the open market or in privately negotiated transactions. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 150,000 shares covered by this repurchase plan represent approximately 2.2% of the Company's 6,992,080 common shares outstanding on October 19, 2001. As of December 31, 2001, the Company repurchased 108,800 shares under this new plan. During the quarters ended March 31, 2002, June 30, 2002, and September 30, 2002, the Company repurchased 10,000, 0, and 0 shares under this new plan, respectively.

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

Summarized financial information concerning the Bank's reportable segments is as follows (in thousands):

                                          Community
                                           Banking          Other         Total
Three Months Ended September 30, 2002
Net interest income                         $12,948          $260        $13,208
Noninterest income                            4,534           879          5,413
Noninterest expense                          11,567           566         12,133
Net income                                    3,272           355          3,627
Assets                                   $1,057,071       $16,452     $1,073,523

Three Months Ended September 30, 2001
Net interest income                         $12,478          $169        $12,647
Noninterest income                            2,954           759          3,713
Noninterest expense                           9,826           639         10,465
Net income                                    3,066           179          3,245
Assets                                     $980,270       $15,880       $996,150

Nine Months Ended September 30, 2002
Net interest income                         $38,053          $746        $38,799
Noninterest income                           10,809         2,373         13,182
Noninterest expense                          31,871         1,627         33,498
Net income                                    9,395           925         10,320
Assets                                   $1,057,071       $16,452     $1,073,523

Nine Months Ended September 30, 2001
Net interest income                         $35,388          $620        $36,008
Noninterest income                           10,233         2,085         12,318
Noninterest expense                          28,692         1,745         30,437
Net income                                    8,466           595          9,061
Assets                                     $980,270       $15,880       $996,150


Recently Issued Accounting Pronouncement

On October 3, 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business". However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. The Company adopted the provisions of SFAS 144 on January 1, 2002. The adoption of SFAS 144 did not have a material impact on the financial condition or operating results of the Company.

Subsequent Event

On October 7, 2002, TriCo Bancshares announced that on October 3, 2002 it signed a definitive agreement with Tri Counties Bank, its wholly owned subsidiary, and North State National Bank, pursuant to which TriCo Bancshares will acquire all of the outstanding stock of North State National Bank in exchange for cash of approximately $13 million, approximately 716,000 shares of TriCo Bancshares common stock and options to purchase approximately 92,450 shares of TriCo Bancshares common stock, subject to adjustments as set forth in the agreement. Based upon a closing price of $23.92 per share of TriCo Bancshares common stock on October 3, 2002, the transaction was valued at $31.8 million.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

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

The Company had earnings of $3,627,000 for the quarter ended September 30, 2002. The quarterly earnings represent an 11.8% increase over the $3,245,000 reported for the same period of 2001. Diluted earnings per share for the third quarter of 2002 were $0.50 versus $0.45 in the year earlier period. Earnings for the nine months ended September 30, 2002 were $10,320,000 versus year ago results of $9,061,000, and represented a 13.9% increase. The diluted earnings per share were $1.44 and $1.25 for the nine-month periods ended September 30, 2002 and 2001, respectively. Included in the results for the nine months ended September 30, 2001, was a one-time pre-tax gain of $1,756,000 from the sale of insurance company stock. Excluding the one-time gain noted above, the Company would have reported diluted earnings per share of $1.44 and $1.10 in the nine month periods ended September 30, 2002 and 2001, respectively.

Following is a summary of the components of fully taxable equivalent ("FTE") net income for the periods indicated (dollars in thousands):

                                    Three months ended       Nine months ended
                                       September 30,           September 30,
                                   ---------------------------------------------
                                     2002         2001       2002         2001
                                   ---------------------------------------------
Net interest income (FTE)          $13,520      $12,923    $39,742      $36,958
Provision for loan losses             (700)        (600)    (2,000)      (3,250)
Noninterest income                   5,413        3,713     13,182       12,318
Noninterest expense                (12,133)     (10,465)   (33,498)     (30,437)
Provision for income taxes (FTE)    (2,473)      (2,326)    (7,106)      (6,528)
                                   ---------------------------------------------
Net income                          $3,627       $3,245    $10,320       $9,061
                                   =============================================

Net income for the third quarter of 2002 was $382,000 (11.8%) more than for the same quarter of 2001. A significant increase in noninterest income (up $1.70 million or 45.8%), and an increase in net interest income (FTE) (up $597,000 or 4.6%) more than offset increases in noninterest expenses (up $1.67 million or 15.9%) and provision for loan losses (up $100,000 or 16.7%). The increase in noninterest income from the year-ago quarter was mainly due to an increase in service charges and fee income on deposit products (up $1,476,000 or 72.2% to $3,521,000), and an increase in gain on sale of loans (up $258,000 or 52.2% to $752,000). The increase in service charges and fee income was mainly due to the introduction of an overdraft privilege deposit product in July 2002 that has added a new stream of recurring noninterest income. The increase in gain on sale of loans is due to the Company's ability to originate and sell an increased volume of residential real estate mortgage loans in the current environment of record mortgage refinance. The increase in net interest income (FTE) was due to an increase in average balance of interest-earning assets (up $59.9 million) that was partially offset by an 11 basis point decrease in net interest margin. The increase in noninterest expense was mainly due to an increase in salary and benefit expense (up $913,000 or 16.8% to $6,344,000). The increase in salary and benefits expense was mainly due to annual salary increases, increased commission and incentive expense, and new employees at the Company's newly opened branches in Oroville (June 2002) and Brentwood (September 2002). Other noninterest expense also increased (up $755,000 or 15.0% to $5,789,000). Approximately $350,000 of this increase was recurring expenses related to the overdraft privilege product introduced in July 2002, and noted above. Increased advertising expenses accounted for $190,000 of the increase in other noninterest expense.

Comparing the first nine months of 2002 to the first nine months of the prior year, net income increased $1,259,000 (13.9%). Increases in net interest income
(FTE) (up $2.78 million or 7.5%) and noninterest income (up $864,000 or 7.0%), and a decrease in provision for loan loss (down $1.25 million or 38.5%) were only partially offset by an increase in noninterest expense (up $3.06 million or 10.1%). The increase in net interest income (FTE) was the result of increased average earning asset balance (up $42.6 million or 4.8% to $926.4 million), and a 14 basis point increase in net interest margin (FTE). The decrease in the provision for loan losses was due to reduced loan losses (charge-offs) from the year-ago period, and relatively stable loan credit quality. Driving the increase in noninterest income was gain on sale of loans and fees from the overdraft privilege product noted above. Driving the increase in noninterest expense were annual salary increases, increased commission and incentive expense, and new employees at the Company's newly opened branches in Oroville (June 2002) and Brentwood (September 2002).

Net Interest Income

Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

                                  Three months ended         Nine months ended
                                     September 30,             September 30,
                                ------------------------------------------------
                                   2002         2001         2002         2001
                                ------------------------------------------------
  Interest income                $16,435      $18,259      $48,468      $55,138
  Interest expense                (3,227)      (5,612)      (9,669)     (19,130)
  FTE adjustment                     312          276          943          950
                                ------------------------------------------------
    Net interest income (FTE)    $13,520      $12,923      $39,742      $36,958
                                ================================================

  Average earning assets        $954,611     $894,670     $926,387     $883,816

  Net interest margin (FTE)        5.67%        5.78%        5.72%        5.58%

The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense in interest-bearing liabilities. Net interest income (FTE) during the third quarter of 2002 increased $597,000 (4.6%) from the same period in 2001 to $13,520,000.
The increase in net interest income (FTE) was due to the increased average balances of earning assets (up $59.9 million or 6.7%) offset by an 11 basis point decrease in net interest margin (FTE).

Comparing the first nine months of 2002 with the first nine months of the prior year, net interest income (FTE) increased $2,784,000 (7.5%), with the increase attributable to an increase in the average balance of interest-earning assets (up $42.5 million or 4.8%) and a 14 basis point increase in net interest margin
(FTE).

Interest and Fee Income

Interest and fee income (FTE) for the third quarter of 2002 decreased $1.79 million (9.7%) from the third quarter of 2002. The decrease was the net effect of higher average interest-earning assets (up $59.9 million or 6.7%), more than offset by a 127 basis point decrease in the yield on those average earning assets to 7.02%. The growth in interest-earning assets was led by a $54.3 million (28.4%) increase in average investment security balances to $245.6 million, and a $14.4 million (2.2%) increase in average loan balances. The average balance of federal funds sold decreased $8.8 million (21.0%) to $33.0 million.

The average yield on the Company's earning assets decreased for the quarter from 8.29% in 2001 to 7.02% in 2002. This downward trend in yields was reflective of general interest rate markets during much of 2001 and into 2002. In addition, deposit growth outstripped loan growth during the periods, which resulted in most of the growth in interest-earning assets being in lower yielding investment securities instead of relatively higher yielding loans.

Comparing the first nine months of 2002 to 2001, interest and fee income (FTE) decreased $6.67 million (11.9%). Consistent with the third quarter comparison, the decrease was due to higher average balances of interest-earning assets, more than offset by lower yields. The average balance of interest-earning assets increased $42.6 million (4.8%). Average investment balances accounted for $34.9 million of the increase, while average loan balances accounted for $11.2 million of the increase. Average federal funds sold balances decreased $3.6 million.

The average yield on interest-earning assets decreased from 8.46% in 2001 to 7.11% in 2002. This downward trend in yields was reflective of general interest rate markets during much of 2001 and into 2002. As in the third quarter comparison, deposit growth outstripped loan growth during the periods, which resulted in most of the growth in interest-earning assets being in lower yielding investment securities instead of relatively higher yielding loans.

Interest Expense

Interest expense decreased $2.39 million (42.5%) in the third quarter of 2002 compared to the year-ago quarter. The decrease was mainly due to a decrease in the average rate paid on interest-bearing liabilities from 3.15% in the third quarter of 2001 to 1.72% in the third quarter of 2002.

Average interest-bearing liabilities increased $35.2 million (4.9%) in the third quarter compared to the year-ago quarter. The increase in interest-bearing liabilities was concentrated in the lower earning interest-bearing demand deposit (up $18.6 million or 11.9%), and savings deposits (up $37.2 million or 16.6%). The average balances of the higher earning time deposits (down $10.5 million or 3.5%) and long-term debt (down $10.2 million or 30.9%) were down from the year-ago quarter. In addition, the average balance of noninterest-bearing deposits increased $18.6 million (11.3%) from the year-ago quarter. The average rate paid for all categories of interest-bearing liabilities decreased from the average rate paid in the year-ago quarter as a result of general market interest rate changes.

Interest expense decreased $9.46 million (49.5%) in the first nine months of 2002 compared to the first nine months of 2001. The decrease was due to a decrease in the average rate paid on interest-bearing liabilities from 3.58% in the first nine months of 2001 to 1.76% in first nine months of 2002.

Average interest-bearing liabilities increased $20.9 million (2.9%) in the first nine months of 2002 compared to the year-ago nine-month period. The increase in interest-bearing liabilities was concentrated in the lower earning interest-bearing demand deposits (up $20.4 million or 13.3%), and savings deposits (up $37.4 million or 17.0%). The average balances of the higher earning time deposits (down $26.7 million or 8.8%) and long-term debt (down $10.1 million or 30.5%) were down from the year-ago nine-month period. In addition, the average balance of noninterest-bearing deposits increased $18.7 million (12.0%) from the year-ago nine-month period. The average rate paid for all categories of interest-bearing liabilities decreased from the average rate paid in the year-ago quarter as a result of general market interest rate changes.


Net Interest Margin (FTE)

The following table summarizes the components of the Company's net interest margin for the periods indicated:

                                 Three months ended         Nine months ended
                                    September 30,             September 30,
                                 ---------------------------------------------
                                  2002         2001         2002         2001
                                 ---------------------------------------------
Yield on earning assets           7.02%        8.29%        7.11%        8.46%
Rate paid on interest-bearing
   Liabilities                    1.72%        3.15%        1.76%        3.58%
                                 ---------------------------------------------
   Net interest spread            5.30%        5.14%        5.35%        4.88%
Impact of all other net
   noninterest-bearing funds      0.37%        0.64%        0.37%        0.70%
                                 ---------------------------------------------
     Net interest margin          5.67%        5.78%        5.72%        5.58%
                                 =============================================

The Company's aggressive reaction to declining market rates throughout 2001 and into 2002 has allowed it to maintain a relatively stable net interest margin. Net interest margin in the third quarter of 2002 decreased 11 basis points compared to the third quarter of 2001. While the Company was able to reduce the average rate paid on interest-bearing liabilities faster than the average yield on interest-earning assets, and thus increase its net interest spread, the positive impact of all other net noninterest-bearing funds on net interest margin was reduced due to the lower market rates of interest at which they could be invested.

Net interest margin for the first nine months of 2002 increased 14 basis points compared to the first nine months of 2001. Lower yields on earning assets were more than offset by the declining cost of interest-bearing liabilities and resulted in a 47 basis point increase in net interest spread. The positive impact of all other net noninterest-bearing funds on net interest margin was reduced 33 basis points due to the lower market rates of interest at which they could be invested.

Summary of Average Balances, Yields/Rates and Interest Differential

The following tables present, for the periods indicated, information regarding the Company's consolidated average assets, liabilities and shareholders' equity, the amounts of interest income from average earning assets and resulting yields, and the amount of interest expense paid on interest-bearing liabilities. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual loans only to the extent cash payments have been received and applied to interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the current statutory tax rate (dollars in thousands).

                                                                   For the three months ended
                                               ---------------------------------------------------------------
                                                      September 30, 2002               September 30, 2001
                                               ---------------------------------------------------------------
                                                            Interest   Rates               Interest    Rates
                                                  Average    Income/   Earned     Average   Income/    Earned
                                                  Balance    Expense   Paid       Balance   Expense    Paid
                                               -------------------------------  ------------------------------
Assets:
Fed funds sold                                    $32,961     $143     1.74%      $41,744    $370       3.55%
Investment securities                             245,641    3,272     5.33%      191,296   3,045       6.37%
Loans                                             676,009   13,332     7.89%      661,630  15,120       9.14%
                                               -------------------------------  ------------------------------
  Total earning assets                            954,611   16,747     7.02%      894,670  18,535       8.29%
Other assets                                       89,907                          87,717
                                               -----------                      ----------
  Total assets                                 $1,044,518                        $982,387
                                               ===========                      ==========
Liabilities and shareholders' equity:
Interest-bearing demand deposits                 $175,964      115     0.26%     $157,315     368       0.94%
Savings deposits                                  261,510      656     1.00%      224,338   1,111       1.98%
Time deposits                                     288,021    2,129     2.96%      298,505   3,618       4.85%
Fed funds purchased                                   246        1     1.63%          235       3       5.11%
Long-term debt                                     22,772      326     5.73%       32,963     512       6.21%
                                               -------------------------------  ------------------------------
  Total interest-bearing liabilities              748,513    3,227     1.72%      713,356   5,612       3.15%
Noninterest-bearing deposits                      183,180                         164,583
Other liabilities                                  17,180                          16,443
Shareholders' equity                               95,645                          88,005
                                               -----------                      ----------
  Total liabilities and shareholders' equity   $1,044,518                        $982,387
                                               ===========                      ==========
Net interest spread(1)                                       5.30%                          5.14%

Net interest income and interest margin(2)        $13,520    5.67%                $12,923   5.78%
                                               ====================             ==================

(1) Net interest spread represents the average yield earned on assets minus the average rate paid on interest-earning assets minus the average rate paid on interest-bearing liabilities
(2) Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of earning assets.




                                                                   For the nine months ended
                                               ---------------------------------------------------------------
                                                      September 30, 2002               September 30, 2001
                                               ---------------------------------------------------------------
                                                            Interest   Rates               Interest    Rates
                                                  Average    Income/   Earned     Average   Income/    Earned
                                                  Balance    Expense   Paid       Balance   Expense    Paid
                                               -------------------------------  ------------------------------
Assets:
Fed funds sold                                    $37,089     $476     1.71%      $40,680   $1,321      4.33%
Investment securities                             233,616    9,549     5.45%      198,689    9,690      6.50%
Loans                                             655,682   39,386     8.01%      644,447   45,077      9.33%
                                               -------------------------------  ------------------------------
   Total earning assets                           926,387   49,411     7.11%      883,816   56,088      8.46%
Other assets                                       88,681                          86,260
                                               -----------                      ----------
   Total assets                                $1,015,068                        $970,076
                                               ===========                      ==========
Liabilities and shareholders' equity:
Interest-bearing demand deposits                 $173,796      350     0.27%     $153,412    1,325      1.15%
Savings deposits                                  257,138    2,011     1.04%      219,750    3,898      2.37%
Time deposits                                     278,690    6,340     3.03%      305,436   12,380      5.40%
Fed funds purchased                                    83        1     1.61%          113        4      4.25%
Long-term debt                                     22,943      967     5.62%       33,026    1,523      6.15%
                                               -------------------------------  ------------------------------
   Total interest-bearing liabilities             732,650    9,669     1.76%      711,737   19,130      3.58%
Noninterest-bearing deposits                      174,274                         155,563
Other liabilities                                  15,932                          15,890
Shareholders' equity                               92,212                          86,886
                                               -----------                      ----------
   Total liabilities and shareholders' equity  $1,015,068                        $970,076
                                               ===========                      ==========
Net interest spread(1)                                                 5.35%                            4.88%

Net interest income and interest margin(2)                 $39,742     5.72%               $36,958      5.58%
                                               ====================             ==================

(1) Net interest spread represents the average yield earned on assets minus the average rate paid on interest-earning assets minus the average rate paid on interest-bearing liabilities
(2) Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of earning assets.

Summary  of Changes in  Interest Income and  Expense due  to Changes in  Average
     Asset & Liability Balances and Yields Earned & Rates Paid

The following tables set forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components (dollars in thousands).

                                           Three months ended September 30, 2002
                                                 compared with three months
                                                 ended September 30, 2001
                                           -------------------------------------
                                             Volume         Rate         Total
                                           -------------------------------------
Increase (decrease) in interest income:
Fed funds sold                                 ($78)        (149)        (227)
Investment securities                           865         (638)         227
Loans                                           329       (2,117)      (1,788)
                                           -------------------------------------
   Total earning assets                       1,116       (2,904)      (1,788)
                                           -------------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits                 44         (297)        (253)
Savings deposits                                184         (639)        (455)
Time deposits                                  (127)      (1,362)      (1,489)
Fed funds purchased                               -           (2)          (2)
Long-term debt                                 (158)         (28)        (186)
                                           -------------------------------------
   Total interest-bearing liabilities           (57)      (2,328)      (2,385)
                                           -------------------------------------
Increase (decrease) in Net Interest Income   $1,173        ($576)        $597
                                           =====================================


                                            Nine months ended September 30, 2002
                                                 compared with nine months
                                                 ended September 30, 2001
                                           -------------------------------------
                                             Volume         Rate         Total
                                           -------------------------------------
Increase (decrease) in interest income:
Fed funds sold                                ($117)       ($728)       ($845)
Investment securities                         1,703       (1,844)        (141)
Loans                                           786       (6,477)      (5,691)
                                           -------------------------------------
   Total earning assets                       2,372       (9,049)      (6,677)
                                           -------------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits                176       (1,151)        (975)
Savings deposits                                665       (2,552)      (1,887)
Time deposits                                (1,083)      (4,957)      (6,040)
Fed funds purchased                              (1)          (2)          (3)
Long-term debt                                 (465)         (91)        (556)
                                           -------------------------------------
   Total interest-bearing liabilities          (708)      (8,753)      (9,461)
                                           -------------------------------------
Increase (decrease) in Net Interest Income   $3,080        ($296)      $2,784
                                           =====================================

Provision for Loan Losses

The Company provided $700,000 for loan losses in the third quarter of 2002 versus $600,000 in the third quarter of 2001. During the third quarter of 2002, the Company recorded $69,000 of net recoveries of previously charged off loans versus $83,000 of net loan charge-offs in the year earlier quarter.

For the nine months ended September 30, 2002 and 2001, the Company provided $2,000,000 and $3,250,000 for loan losses, respectively. Net charge-offs for all loans during the nine months ended September 30, 2002 and 2001 were $676,000 and $2,483,000, respectively. Included in the net charge-offs during the nine months ended September 30, 2001 is $2,000,000 of charge offs related to a single borrower.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).

                                         Three months ended    Nine months ended
                                            September 30,        September 30,
                                         ---------------------------------------
                                           2002       2001      2002       2001
                                         ---------------------------------------
  Service charges on deposit accounts    $2,886     $1,500     $5,918    $4,392
  ATM fees and interchange                  487        370      1,299     1,053
  Other service fees                        148        175        418       570
  Gain on sale of investments                 -          -          -     1,756
  Gain on sale of loans                     752        494      2,254     1,292
  Commissions on sale of
    nondeposit investment products          712        678      1,989     1,865
  Increase in cash value of life insurance  119        144        443       433
  Other noninterest income                  309        352        861       957
                                         ---------------------------------------
  Total noninterest income               $5,413     $3,713    $13,182   $12,318
                                         =======================================

Noninterest income for the third quarter increased $1.70 million (45.8%) from the year-ago quarter. The increase in noninterest income from the year-ago quarter was mainly due to an increase in service charges on deposit products (up $1,386,000 or 92.4% to $2,886,000), and an increase in gain on sale of loans (up $258,000 or 52.2% to $752,000). The increase in service charges income was mainly due to the introduction of an overdraft privilege deposit product in July 2002 that has added a new stream of recurring noninterest income. The increase in gain on sale of loans is due to the Company's ability to originate and sell an increased volume of residential real estate mortgage loans in the current environment of record mortgage refinance. ATM fees and interchange income increased from the year-ago quarter (up $117,000 or 31.6% to $487,000) due to expansion of Company's ATM network and increased debit card usage.

Noninterest income for the first nine months of 2002 increased $864,000 (7.0%) from the year-ago nine-month period. Included in noninterest income for the first nine months of 2001 was a one-time gain of $1,756,000 on the sale of insurance company stock. Excluding this one-time gain, noninterest income for the first nine months of 2002 would have increased $2.62 million (24.8%) from the year-ago nine-month period. The increase in noninterest income from the year-ago quarter was mainly due to an increase in service charges on deposit products (up $1,526,000 or 34.7% to $5,918,000), and an increase in gain on sale of loans (up $962,000 or 74.5% to $2,254,000). As described in the results of the third quarter of 2002, the increase in service charges income was mainly due to the introduction of an overdraft privilege deposit product in July 2002, and the increase in gain on sale of loans is due to the Company's ability to originate and sell an increased volume of residential real estate mortgage loans in the current environment of record mortgage refinance. ATM fees and interchange income increased from the year-ago quarter (up $246,000 or 23.4% to $1,299,000) due to expansion of Company's ATM network and increased debit card usage.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).

                                        Three months ended     Nine months ended
                                           September 30,         September 30,
                                        ----------------------------------------
                                          2002       2001       2002       2001
                                        ----------------------------------------
  Salaries                               $4,225     $3,671    $11,616    $10,747
  Commissions and incentives                889        701      2,579      1,850
  Employee benefits                       1,230      1,059      3,661      3,168
  Equipment                                 741        680      2,247      2,033
  Occupancy                                 752        735      2,157      2,094
  Professional fees                         567        229      1,196        865
  Telecommunications                        364        350      1,035        895
  Advertising and marketing                 468        278        934        931
  Data processing and software              272        233        764        715
  Courier service                           236        210        684        622
  Intangible amortization                   228        228        683        683
  ATM network charges                       205        250        611        689
  Postage                                   212        152        543        464
  Operational losses                        191         51        295        140
  Assessments                                64         56        175        167
  Other noninterest expense               1,489      1,582      4,318      4,374
                                        ----------------------------------------
  Total                                 $12,133    $10,465    $33,498    $30,437
                                        ========================================
  Average full time equivalent staff        437        407        427        399

  Noninterest expense to revenue (FTE)    64.1%      62.9%     63.3%       61.8%

Noninterest expense for the third quarter of 2002 increased $1,668,000 (15.9%). The increase in noninterest expense was mainly due to a $913,000 (16.8%) increase in salary and benefit expense to $6,344,000. The increase in salary and benefits expense was mainly due to annual salary increases, increased commission and incentive expense, and new employees at the Company's newly opened branches in Oroville (June 2002) and Brentwood (September 2002). Other noninterest expense also increased (up $755,000 or 15.0% to $5,789,000). Approximately $350,000 of this increase was recurring expenses related to the overdraft privilege product introduced in July 2002, and included in professional fees. Also related to the overdraft privilege product introduced in July 2002, was the $140,000 increase in operational losses from the year-ago quarter. Increased advertising expenses accounted for $190,000 of the increase in other noninterest expense.

Comparing the first nine months of 2002 to the prior year nine-month period, noninterest expense increased $3,061,000 (10.1%). The increase in noninterest expense was mainly due to a $2,091,000 (13.3%) increase in salary and benefit expense to $17,856,000. As in the third quarter comparison, the increase in salary and benefits expense was mainly due to annual salary increases, increased commission and incentive expense, and new employees at the Company's newly opened branches in Oroville (June 2002) and Brentwood (September 2002). Other noninterest expense also increased (up $970,000 or 6.6% to $15,642,000). Approximately $350,000 of this increase was recurring expenses related to the overdraft privilege product introduced in July 2002, and included in professional fees. Also related to the overdraft privilege product introduced in July 2002, was the $140,000 increase in operational losses from the year-ago quarter.

Provision for Income Tax

The effective tax rate for the nine months ended September 30, 2002 was 37.4% and reflects a decrease from 38.1% in the year earlier period. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly from tax-exempt loans and state and municipal securities.

Nonperforming Loans

Loans are reviewed on an individual basis for reclassification to nonaccrual status when any one of the following occurs: the loan becomes 90 days past due as to interest or principal, the full and timely collection of additional interest or principal becomes uncertain, the loan is classified as doubtful by internal credit review or bank regulatory agencies, a portion of the principal balance has been charged off, or the Company takes possession of the collateral. Loans that are placed on Nonaccrual even though the borrowers continue to repay the loans as scheduled are classified as "performing nonaccrual" and are included in total nonperforming loans. The reclassification of loans as nonaccrual does not necessarily reflect Management's judgment as to whether they are collectible.

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

Interest income on nonaccrual loans, which would have been recognized during the nine months, ended September 30, 2002, if all such loans had been current in accordance with their original terms, totaled $1,022,000. Interest income actually recognized on these loans during the nine months ended September 30, 2002 was $422,000.

The Company's policy is to place loans 90 days or more past due on nonaccrual status. In some instances when a loan is 90 days past due Management does not place it on nonaccrual status because the loan is well secured and in the process of collection. A loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 30 days. Loans where the collateral has been repossessed are classified as OREO or, if the collateral is personal property, the loan is classified as other assets on the Company's financial statements.

Management considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans. Alternatives that are considered are foreclosure, collecting on guarantees, restructuring the loan or collection lawsuits.

As shown in the following table, total nonperforming assets net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, have increased $4.9 million (80%) to $11.0 million in the first nine months of 2002. Nonperforming assets net of guarantees represent 1.03% of total assets. Included in the balance of performing nonaccrual loans at September 30, 2002, are loans to one agriculture related borrower totaling $10,592,000 of which $8,351,000 is guaranteed by a U.S. Government sponsored agency as to principal and ninety days of interest. To date, the borrower has paid principal and interest in accordance with the terms of the loans; however, due to the financial condition of the borrower the Company has placed the loans in performing nonaccrual status. All nonaccrual loans are considered to be impaired when determining the need for a specific valuation allowance. The Company continues to make a concerted effort to work problem and potential problem loans to reduce risk of loss.

 (dollars in thousands):
                                                At September 30, 2002         At December 31, 2001
                                              -------------------------   -------------------------
                                               Gross  Guaranteed   Net      Gross  Guaranteed  Net
                                              -----------------------------------------------------
Performing nonaccrual loans                   $14,042   $8,504   $5,538     $2,733       -   $2,733
Nonperforming, nonaccrual loans                 5,468      547    4,921      3,120    $387    2,733
                                              -----------------------------------------------------
     Total nonaccrual loans                    19,510    9,051   10,459      5,853     387    5,466
Loans 90 days past due and still accruing         572        -      572        584       -      584
                                              -----------------------------------------------------
     Total nonperforming loans                 20,082    9,051   11,031      6,437     387    6,050
Other real estate owned                             -        -        -         71       -       71
                                              -----------------------------------------------------
     Total nonperforming loans and OREO       $20,082   $9,051  $11,031     $6,508    $387   $6,121
                                              =====================================================
Nonperforming loans to total loans                                1.61%                       0.92%
Allowance for loan losses/nonperforming loans                      130%                       216%
Nonperforming assets to total assets                              1.03%                       0.61%
Allowance for loan losses to nonperforming assets                  130%                       213%


Allowance for Loan Losses

Credit risk is inherent in the business of lending. As a result, the Company maintains an Allowance for Loan Losses to absorb losses inherent in the Company's loan portfolio. This is maintained through periodic charges to earnings. These charges are shown in the Consolidated Income Statements as provision for loan losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance. However, for a variety of reasons, not all losses are immediately known to the Company and, of those that are known, the full extent of the loss may not be quantifiable at that point in time. The balance of the Company's Allowance for Loan Losses is meant to be an estimate of these unknown but probable losses inherent in the portfolio. For purposes of this discussion, "loans" shall include all loans and lease contracts that are part of the Company's portfolio.

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

Based on the current conditions of the loan portfolio, Management believes that the $14,382,000 allowance for loan losses at September 30, 2002 is adequate to absorb probable losses inherent in the Company's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated (dollars in thousands):

                                     Three months ended        Nine months ended
                                        September 30,            September 30,
                                    --------------------------------------------
                                      2002        2001        2002        2001
                                    --------------------------------------------
  Balance, beginning of period      $13,613     $11,920     $13,058     $11,670
  Loan loss provision                   700         600       2,000       3,250
  Loans charged off                     (72)       (110)       (915)     (2,647)
  Recoveries of previously
    charged-off loans                   141          27         239         164
                                    --------------------------------------------
  Net credit (losses) recoveries         69         (83)       (676)     (2,483)
                                    --------------------------------------------
  Balance, end of period            $14,382     $12,437     $14,382     $12,437
                                    ============================================
  Allowance for loan losses/loans outstanding                 2.10%       1.86%


Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management. As previously announced on October 19, 2001, the Board of Directors approved a plan to repurchase, as conditions warrant, up to 150,000 shares of the Company's common stock on the open market or in privately negotiated transactions. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. This repurchase plan represented approximately 2.2% of the Company's 6,992,080 common shares outstanding on October 19, 2001, and is open-ended. As of this date, the Company has repurchased 118,800 shares under this plan, with 10,000 and 0 of those shares being repurchased in the nine-month and three-month periods ended September 30, 2002, respectively.

The Company's primary capital resource is shareholders' equity, which was $96.4 million at September 30, 2002. This amount represents an increase of $9.5 million from December 31, 2001, the net result of comprehensive income for the period ($13.3 million) and the issuance of common shares via the exercise of stock options ($0.6 million), partially offset by share repurchases ($0.2 million) and dividends paid ($4.2 million). The Company's ratio of equity to total assets was 8.98%, 8.87%, and 8.65% as of September 30, 2002, September 30, 2001, and December 31, 2001, respectively.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

                                                                   To Be Well
                   At September 30,     At          Minimum    Capitalized Under
                 ------------------ December 31,  Regulatory   Prompt Corrective
                  2002        2001     2001       Requirement  Action Provisions
                 ---------------------------------------------------------------
 Tier I Capital  10.63%      10.44%   10.43%         4.00%           6.00%
 Total Capital   11.89%      11.69%   11.68%         8.00%          10.00%
 Leverage ratio   8.53%       8.35%    8.17%         4.00%           5.00%


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Asset and Liability Management

The goal for managing the assets and liabilities of the Company is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing the Company to undue interest rate risk. The Board of Directors has overall responsibility for the Company's interest rate risk management policies. The Company has an Asset and Liability Management Committee (ALCO) which establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates.

Activities involved in asset/liability management include but are not limited to lending, accepting and placing deposits, investing in securities and issuing debt. Interest rate risk is the primary market risk associated with asset/liability management. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin, net income and market value of equity under changing interest environments. Market value of equity is the net present value of estimated cash flows from the Company's assets, liabilities and off-balance sheet items. The Company uses simulation models to forecast net interest margin, net income and market value of equity.

Simulation of net interest margin, net income and market value of equity under various interest rate scenarios is the primary tool used to measure interest rate risk. Using computer-modeling techniques, the Company is able to estimate the potential impact of changing interest rates on net interest margin, net income and market value of equity. A balance sheet forecast is prepared using inputs of actual loan, securities and interest-bearing liability (i.e. deposits/borrowings) positions as the beginning base.

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

At September 30, 2002 and 2001, the results of the simulations noted above indicate that the balance sheet is slightly asset sensitive (earnings increase when interest rates rise). The magnitude of all the simulation results noted above is within the Company's policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

The simulation results noted above do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

At September 30, 2002 and 2001, the Company had no derivative financial instruments.

Liquidity

The Company's principal source of asset liquidity is federal funds sold and marketable investment securities available for sale. At September 30, 2002, federal funds sold and investment securities available for sale totaled $292 million, representing an increase of $49 million from December 31, 2001. In addition, the Company generates additional liquidity from its operating activities. The Company's profitability during the first nine months of 2002 and 2001 generated cash flows from operations of $16.8 million and $12.6 million, respectively. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks. During the nine months ended September 30, 2002, sales and maturities of investment securities produced cash inflows of $87.4 million. Also, during the nine months ended
September 30, 2002, the Company invested $128.0 million and $25.5 million in securities and net loan growth, respectively. These changes in investment and loan balances contributed to net cash used for investing activities of $67.9 million during the nine months ended September 30, 2002. Financing activities provided net cash of $53.4 million during the nine months ended September 30, 2002. Deposit balance increases, and exercise of common stock options, accounted for $57.5 million and $275,000 of financing sources of funds, respectively. Dividends paid and the repurchase of common stock used $4.2 million and $189,000 of cash during the nine months ended September 30, 2002, respectively. Also, the Company's liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.


Item 4.  Controls and Procedures

Within ninety days of the filing date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President/Chief Executive Officer and the Vice President/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President/Chief Executive Officer and the Vice President/Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them of material information relating to the Company (including the Bank) required to be included in the Company's periodic SEC filings.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Due to the nature of the banking business, the Bank is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business of the Bank.

Item 6 - Items and Reports on Form 8-K

(a) Exhibits

     Exhibit 3.1*:  Articles of  Incorporation,  as  amended to  date, filed  as
     Exhibit 3.1 to Registrant's Report on Form 10-K, filed for the year ended December 31, 1989, are incorporated herein by reference.

     Exhibit 3.2*:  Bylaws,  as  amended  to  date,  filed  as  Exhibit 3.2   to
     Registrant's Report on Form 10-K, filed for the year ended December 31, 1992, are incorporated herein by reference.

     Exhibit 11.1: Computation of Earnings Per Share on Common and Common Equivalent Shares and on Common Shares Assuming Full Dilution.

     Exhibit 21.1: Tri Counties Bank, a California banking corporation, is the only subsidiary of Registrant.

     Exhibit 99.1: CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 99.2: CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     * Previously filed.

(b) Reports on Form 8-K

     During the quarter ended September 30, 2002 the Company filed the following Current Reports on Form 8-K:

              Description                                   Date of Report
              -----------------------------------           --------------------
              Acquisition agreement and plan of merger      October 3, 2002
              by and  among TriCo Bancshares, Tri
              Counties Bank and North State National Bank


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                TRICO BANCSHARES
                                  (Registrant)

Date:  November 12, 2002            /s/ Thomas J. Reddish
                                    ------------------------------------------
                                    Thomas J. Reddish
                                    Vice President and Chief Financial Officer

CERTIFICATIONS

I, Richard P. Smith, certify that;

   1.  I have reviewed  this quarterly report  on Form 10-Q of TriCo Bancshares;
   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;
         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors;
         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
   6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 12, 2002                /s/ Richard P. Smith
                                        ----------------------------------------
                                        Richard P. Smith
                                        President and Chief Executive Officer

I, Thomas J. Reddish, certify that;

   1.  I have reviewed  this quarterly report  on Form 10-Q of TriCo Bancshares;
   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;
         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors;
         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
   6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 12, 2002                /s/ Thomas J. Reddish
                                        ----------------------------------------
                                        Thomas J. Reddish
                                        Vice President and Chief
                                        Financial Officer

EXHIBITS

Exhibit 11.1

TRICO BANCSHARES
Computation of Earnings Per Share on Common and Common Equivalent Shares and on Common Shares Assuming Full Dilution

                                              For the              For the
                                            three months         nine months
                                        ended September 30,  ended September 30,
(In thousands, except per share data)     2002       2001      2002       2001
                                        ----------------------------------------
Weighted average number of common
   shares outstanding - basic            7,026      7,044     7,010      7,087

Add exercise of options reduced by
   the number of shares that could
   have been purchased with the
   proceeds of such exercise               205        187       178        150
                                        ----------------------------------------
Weighted average number of common
   shares outstanding - diluted          7,231      7,231     7,188      7,237
                                        ========================================

Net income                              $3,627     $3,245   $10,320     $9,061

Basic earnings per share                 $0.52      $0.46     $1.47      $1.28

Diluted earnings per share               $0.50      $0.45     $1.44      $1.25

Exhibit 99.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


          /s/ Richard P. Smith
          ----------------------------------------------
          Richard P. Smith
          President and Chief Executive Officer


Exhibit 99.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Reddish, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


          /s/ Thomas J. Reddish
          ----------------------------------------------
          Thomas J. Reddish
          Vice President and Chief Financial Officer