Form 10-K
period 2002-12-31
TRICO BANCSHARES /
filed 2003-03-21
CIK 356171

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year                               Commission File Number 0-10661
ended December 31, 2002

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

                                 YES   X   NO
                                     -----    -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                 YES       NO   X
                                     -----    -----

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of March 18, 2003, was approximately $134,685,000. This computation excludes a total of 1,968,408 shares which are beneficially owned by the officers and directors of Registrant who may be deemed to be the affiliates of Registrant under applicable rules of the Securities and Exchange Commission.

The number of shares outstanding of Registrant's common stock, as of March 18, 2003, was 7,073,795 shares of common stock, without par value.

The following documents are incorporated herein by reference into the parts of Form 10-K indicated: Registrant's Proxy Statement for use in connection with its 2003 Annual Meeting of Shareholders, for Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.
                            ---

                                TABLE OF CONTENTS

                                                                  Page Number
PART I

Item 1        Business                                                  2
Item 2        Properties                                                8
Item 3        Legal Proceedings                                         9
Item 4        Submission of Matters to a Vote of Security
              Holders                                                   9

PART II

Item 5        Market for Registrant's Common Equity and Related
                 Stockholder Matters                                    9
Item 6        Selected Financial Data                                  10
Item 7        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations         11
Item 7A       Qualitative and Qualitative Disclosures About
                 Market Risk                                           31
Item 8        Financial Statements and Supplementary Data              31
Item 9        Changes in and Disagreements on Accounting and
                 Financial Disclosure                                  61

PART III

Item 10       Directors and Executive Officers of the Registrant       62
Item 11       Executive Compensation                                   62
Item 12       Security Ownership of Certain Beneficial Owners
                and Management, and Related Stockholder Matters        62
Item 13       Certain Relationships and Related Transactions           62
Item 14       Controls and Procedures                                  62
Item 15       Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                           63
Item 16       Principal Accountant Fees and Services                   65

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about TriCo Bancshares (the "Company") for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on Management's current knowledge and belief and include information concerning the Company's possible or assumed future financial condition and results of operations. When you see any of the words "believes", "expects", "anticipates", "estimates", or similar expressions, mean making forward-looking statements. A number of factors, some of which are beyond the Company's ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to:

     -   a continued slowdown in the national and California economies;
     - increased economic uncertainty created by the recent terrorist attacks on the United States and the actions taken in response;
     - the prospect of additional terrorist attacks in the United States and the uncertain effect of these events on the national and regional economies;
     -   changes in the interest rate environment;
     -   changes in the regulatory environment;
     -   significantly increasing competitive pressure in the banking industry;
     -   operational risks including data processing system failures or fraud;
     -   volatility of rate sensitive deposits; and
     -   asset/liability matching risks and liquidity risks.

In October 2002, the Company announced that it had entered into an agreement to acquire North State National Bank located in Chico, California. Many possible events or factors could affect the future financial results and performance of the Company or North State National Bank before the merger, or the Company after the merger, including:

     - actual cost savings resulting from the merger are less than we expected, we are unable to realize those cost savings as soon as we expected or we incur additional or unexpected costs;
     -   revenues after the merger are less than we expected;
     -   competition among financial services companies increases;
     -   we have more trouble integrating our businesses than we expected;
     -   changes in the interest rate environment reduces our interest margins;
     -   general economic conditions change or are worse than we expected;
     -   legislative or regulatory changes adversely affect our business;
     -   changes occur in business conditions and inflation;
     -   personal or commercial customers' bankruptcies increase;
     -   changes occur in the securities markets; and
     - technology-related changes are more difficult to make or more expensive than we expected.

                                     PART I

ITEM 1. BUSINESS

Information About TriCo Bancshares' Business

TriCo Bancshares (the "Company") was incorporated in California on October 13, 1981. It was organized at the direction of the board of directors of Tri Counties Bank (the "Bank") for the purpose of forming a bank holding company. On September 7, 1982, the shareholders of Tri Counties Bank became the shareholders of TriCo and Tri Counties Bank became a wholly owned subsidiary of TriCo. At that time, TriCo became a bank holding company subject to the supervision of the Federal Reserve under the Bank Holding Company Act of 1956, as amended. Tri Counties Bank remains subject to the supervision of the California Department of Financial Institutions and the FDIC. Tri Counties Bank currently is the only subsidiary of TriCo and TriCo is not conducting any business operations independent of Tri Counties Bank.

On October 7, 2002, TriCo Bancshares announced that on October 3, 2002 it signed a definitive agreement with Tri Counties Bank, its wholly owned subsidiary, and North State National Bank, pursuant to which TriCo Bancshares will acquire all of the outstanding stock of North State National Bank in exchange for cash of approximately $13 million, approximately 716,000 shares of TriCo Bancshares common stock and options to purchase approximately 92,450 shares of TriCo Bancshares common stock, subject to adjustments as set forth in the agreement. Based upon a closing price of $23.92 per share of TriCo Bancshares common stock on October 3, 2002, the transaction was valued at $31.8 million. On March 19, 2003, shareholders of North State National Bank approved the proposed merger.

Business of Tri Counties Bank

Tri Counties Bank was incorporated as a California banking corporation on June 26, 1974, and received its certificate of authority to begin banking operations on March 11, 1975. Tri Counties Bank engages in the general commercial banking business in the California counties of Butte, Contra Costa, Del Norte, Fresno, Glenn, Kern, Lake, Lassen, Madera, Mendocino, Merced, Nevada, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare and Yuba. Tri Counties Bank currently has 32 traditional branches and 10 in-store branches.

General Banking Services

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

The Bank has emphasized retail banking since it opened. Most of the Bank's customers are retail customers and small to medium-sized businesses. The Bank emphasizes serving the needs of local businesses, farmers and ranchers, retired individuals and wage earners. The majority of the Bank's loans are direct loans made to individuals and businesses in the regions of California where its branches are located. At December 31, 2002, the total of the Bank's consumer installment loans outstanding was $201,858,000 (29.4%), the total of commercial loans outstanding was $125,982,000 (18.3%), and the total of real estate loans including construction loans of $39,713,000 was $359,682,000 (52.3%). The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment, inventory, accounts receivable and notes receivable secured by property as collateral for loans.

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

Other Activities

The Bank may in the future engage in other businesses either directly or indirectly through subsidiaries acquired or formed by the Bank subject to regulatory constraints. See "Regulation and Supervision."

Employees

At December 31, 2002, the Company and the Bank employed 550 persons, including five executive officers. Full time equivalent employees were 465. No employees of the Company or the Bank are presently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are excellent.

Competition

The banking business in California generally, and in the Bank's primary service area specifically, is highly competitive with respect to both loans and deposits. It is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. Among the advantages such major banks have over the Bank is their ability to finance wide ranging advertising campaigns and to allocate their investment assets to regions of high yield and demand. By virtue of their greater total capitalization such institutions have substantially higher lending limits than does the Bank.

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

Regulation and Supervision

As a consequence of the extensive regulation of commercial banking activities in California and the United States, the business of the Company, and the Bank are particularly susceptible to changes in state and federal legislation and regulations, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition. Following is a summary of some of the laws and regulations which effect their business. This summary should be read with the management's discussion and analysis of financial condition and results of operation included at Item 7 of this report.

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

The Company is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in non-banking activities, unless the FRB by order or regulation has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Notwithstanding this prohibition, under the Financial Services Modernization Act of 1999, the Company may engage in any activity, and may acquire and retain the shares of any company engaged in any activity, that the FRB, in coordination with the Secretary of the Treasury, determines (by regulation or order) to be financial in nature or incidental to such financial activities. Furthermore, such law dictates several activities that are considered to be financial in nature, and therefore are not subject to FRB approval.

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act, signed into law on November 12, 1999, is the result of a decade of debate in the Congress regarding a fundamental reformation of the nation's financial system. The law is subdivided into seven titles, by functional area. Title I acts to facilitate affiliations among banks, insurance companies and securities firms. Title II narrows the exemptions from the securities laws previously enjoyed by banks, requires the Federal Reserve and the SEC to work together to draft rules governing certain securities activities of banks and creates a new, voluntary investment bank holding company. Title III restates the proposition that the states are the functional regulators for all insurance activities, including the insurance activities by depository institutions. The law encourages the states to develop uniform or reciprocal rules for the licensing of insurance agents. Title IV prohibits the creation of additional unitary thrift holding companies. Title V imposes significant requirements on financial institutions related to the transfer of nonpublic personal information. These provisions require each institution to develop and distribute to accountholders an information disclosure policy, and requires that the policy allow customers to, and for the institution to honor a customer's request to, "opt-out" of the proposed transfer of specified nonpublic information to third parties. Title VI reforms the Federal Home Loan Bank system to allow broader access among depository institutions to the systems advance programs, and to improve the corporate governance and capital maintenance requirements for the system. Title VII addresses a multitude of issues including disclosure of ATM surcharging practices, disclosure of agreements among non-governmental entities and insured depository institutions which donate to non-governmental entities regarding donations made in connection with the Community Reinvestment Act and disclosure by the recipient non-governmental entities of how such funds are used. Additionally, the law extends the period of time between Community Reinvestment Act examinations of community banks.

The Company has undertaken efforts to comply with all provisions of the Gramm-Leach-Bliley Act and all implementing regulations, including the development of appropriate policies and procedures to meet their responsibilities in connection with the privacy provisions of Title V of that act.

Safety and Soundness Standards

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") implemented certain specific restrictions on transactions and required the regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation, and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, the use of brokered deposits and the aggregate extension of credit by a depository institution to an executive officer, director, principal stockholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts.

The federal financial institution agencies published a final rule effective on August 9, 1995, implementing safety and soundness standards. The FDICIA added a new Section 39 to the Federal Deposit Insurance Act which required the agencies to establish safety and soundness standards for insured financial institutions covering:

     -   internal controls, information systems and internal audit systems;
     -   loan documentation;
     -   credit underwriting;
     -   interest rate exposure;
     -   asset growth;
     -   compensation, fees and benefits;
     -   asset quality, earnings and stock valuation; and
     - excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss.

The agencies issued the final rule in the form of guidelines only for operational, managerial and compensation standards and reissued for comment proposed standards related to asset quality and earnings which are less restrictive than the earlier proposal in November 1993. Unlike the earlier proposal, the guidelines under the final rule do not apply to depository institution holding companies and the stock valuation standard was eliminated. If an agency determines that an institution fails to meet any standard established by the guidelines, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency. Under the final rule, an institution must file a compliance plan within 30 days of a request to do so from the institution's primary federal regulatory agency. The agencies may elect to initiate enforcement action in certain cases rather than rely on an existing plan particularly where failure to meet one or more of the standards could threaten the safe and sound operation of the institution.

Restrictions on Dividends and Other Distributions

The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions. FDICIA prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if, after such transaction, the institution would be undercapitalized. Additionally, under FDICIA, a bank may not make any capital distribution, including the payment of dividends, if after making such distribution the bank would be in any of the "under-capitalized" categories under the FDIC's Prompt Corrective Action regulations.

Under the Financial Institution's Supervisory Act, the FDIC also has the authority to prohibit a bank from engaging in business practices that the FDIC considers to be unsafe or unsound. It is possible, depending upon the financial condition of a bank and other factors that the FDIC could assert that the payment of dividends or other payments in some circumstances might be such an unsafe or unsound practice and thereby prohibit such payment.

Under California law, dividends and other distributions by the Company are subject to declaration by the board of directors at its discretion out of net assets. Dividends cannot be declared and paid when such payment would make the Company insolvent. Federal Reserve policy prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowings or other arrangements that might adversely affect the holding company's financial position. The policy further declares that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. Other Federal Reserve policies forbid the payment by bank subsidiaries to their parent companies of management fees, which are unreasonable in amount or exceed a fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit).

In addition, the Federal Reserve has authority to prohibit banks that it regulates from engaging in practices, which in the opinion of the Federal Reserve are unsafe or unsound. Such practices may include the payment of dividends under some circumstances. Moreover, the payment of dividends may be inconsistent with capital adequacy guidelines. The Company may be subject to assessment to restore the capital of the Bank should it become impaired.

Consumer Protection Laws and Regulations

The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with such laws and regulations. The Company is subject to many federal consumer protection statues and regulations, some of which are discussed below.

The Community Reinvestment Act is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. This act specifically directs the federal regulatory agencies to assess a bank's record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound practices. This act further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the Community Reinvestment Act assessment factors in order to provide a rating to the financial institution. The ratings range from a high of "outstanding" to a low of "substantial noncompliance."

The Equal Credit Opportunity Act generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act. The Truth-in-Lending Act is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the such act, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total payments and the payment schedule, among other things.

The Fair Housing Act regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under this Act, including some that are not specifically mentioned in the Act itself. The Home Mortgage Disclosure Act grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. This act also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

Finally, the Real Estate Settlement Procedures Act requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, this act prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

Penalties under the above laws may include fines, reimbursements and other penalties. Due to heightened regulatory concern related to compliance with these acts generally, the Company may incur additional compliance costs or be required to expend additional funds for investments in their local community.

USA Patriot Act of 2001

President Bush signed the USA Patriot Act of 2001 on October 26, 2001. This legislation was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement and the intelligence communities' ability to work together to combat terrorism on a variety of levels. The potential impact of the Patriot Act on financial institutions is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

     - Due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons;
     -   Standards for verifying customer identification at account opening;
     - Rules to promote cooperation among financial institutions, regulators, and law enforcement entities to assist in the identification of parties that may be involved in terrorism or money laundering;
     - Reports to be filed by non-financial trades and business with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000; and
     - The filing of suspicious activities reports by securities brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

Capital Requirements

Federal regulation imposes upon all financial institutions a variable system of risk-based capital guidelines designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to promote uniformity in the definition of bank capital uniform nationally.

The Bank, and the Company are subject to the minimum capital requirements of the FDIC, and the Federal Reserve, respectively. As a result of these requirements, the growth in assets is limited by the amount of its capital accounts as defined by the respective regulatory agency. Capital requirements may have an effect on profitability and the payment of dividends on the common stock of the Bank, and the Company. If an entity is unable to increase its assets without violating the minimum capital requirements or is forced to reduce assets, its ability to generate earnings would be reduced.

The Federal Reserve, and the FDIC have adopted guidelines utilizing a risk-based capital structure. Qualifying capital is divided into two tiers. Tier 1 capital consists generally of common stockholders' equity, qualifying noncumulative perpetual preferred stock, qualifying cumulative perpetual preferred stock (up to 25% of total Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. Tier 2 capital consists of, among other things, allowance for loan and lease losses up to 1.25% of weighted risk assets, perpetual preferred stock, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, subordinated debt and intermediate-term preferred stock. Tier 2 capital qualifies as part of total capital up to a maximum of 100% of Tier 1 capital. Amounts in excess of these limits may be issued but are not included in the calculation of risk-based capital ratios. Under these risk-based capital guidelines, the Bank and the Company are required to maintain capital equal to at least 8% of its assets, of which at least 4% must be in the form of Tier 1 capital.

The guidelines also require the Company and the Bank to maintain a minimum leverage ratio of 4% of Tier 1 capital to total assets (the "leverage ratio"). The leverage ratio is determined by dividing an institution's Tier 1 capital by its quarterly average total assets, less goodwill and certain other intangible assets. The leverage ratio constitutes a minimum requirement for the most well-run banking organizations.

Prompt Corrective Action

Prompt Corrective Action Regulations of the federal bank regulatory agencies establish five capital categories in descending order (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), assignment to which depends upon the institution's total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio. Institutions classified in one of the three undercapitalized categories are subject to certain mandatory and discretionary supervisory actions, which include increased monitoring and review, implementation of capital restoration plans, asset growth restrictions, limitations upon expansion and new business activities, requirements to augment capital, restrictions upon deposit gathering and interest rates, replacement of senior executive officers and directors, and requiring divestiture or sale of the institution. Both the Company and the Bank have been classified as a well-capitalized bank since adoption of these regulations.

Impact of Monetary Policies

Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and other borrowings, and the interest rate earned by banks on loans, securities and other interest-earning assets comprises the major source of banks' earnings. Thus, the earnings and growth of banks are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies  of the  United  States  and its  agencies,  particularly  the  Federal
Reserve. The Federal Reserve implements national monetary policy, such as seeking to curb inflation and combat recession, by its open-market dealings in United States government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements and through adjustments to the discount rate applicable to borrowings by banks which are members of the Federal Reserve. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and also affect interest rates. The nature and timing of any future changes in such policies and their impact on the Company cannot be predicted. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan loss charge-offs, thus adversely affecting the Company's net earnings.

Insurance of Deposits

The Bank's deposit accounts are insured up to a maximum of $100,000 per depositor by the FDIC. The FDIC issues regulations and generally supervises the operations of its insured banks. This supervision and regulation is intended primarily for the protection of depositors, not shareholders.

As of December 31, 2002, the deposit insurance premium rate was $0.0171 per $100.00 in deposits. In November 1990, federal legislation was passed which removed the cap on the amount of deposit insurance premiums that can be charged by the FDIC. Under this legislation, the FDIC is able to increase deposit insurance premiums as it sees fit. This could result in a significant increase in the cost of doing business for the Bank in the future. The FDIC now has authority to adjust deposit insurance premiums paid by insured banks every six months.

ITEM 2. PROPERTIES

The Company is engaged in the banking business through 42 offices in 20 counties in Northern and Central California including eight offices each in Butte and Shasta Counties, three in Siskiyou County, two each in Glenn, Sutter, Lassen, Yuba, Stanislaus and Sacramento Counties, and one each in Madera, Merced, Lake, Mendocino, Del Norte, Tehama, Nevada, Contra Costa, Kern, Tulare and Fresno Counties. All offices are constructed and equipped to meet prescribed security requirements.

The Company owns 16 branch office locations and one administrative building and leases 26 branch office locations and 5 administrative facilities. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor its subsidiary, the Bank, is a party to any material pending legal proceeding, nor is their property the subject of any material pending legal proceeding, except ordinary routine legal proceedings arising in the ordinary course of their business. None of these proceedings is expected to have a material adverse impact upon the Company's business, financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Company's common stock is traded on the NASDAQ National Market System ("NASDAQ") under the symbol "TCBK." The following table shows the high and the low prices for the common stock, for each quarter in the past two years, as reported by NASDAQ:


                    2002:                High             Low
                 First quarter          $21.05          $18.05
                 Second quarter         $27.40          $21.10
                 Third quarter          $27.45          $21.60
                 Fourth quarter         $25.25          $22.01

                    2001:
                 First quarter          $16.63          $14.88
                 Second quarter         $17.33          $14.81
                 Third quarter          $19.80          $16.75
                 Fourth quarter         $19.74          $17.93


As of December 31, 2002, there were approximately 1,701 shareholders of record of the Company's common stock.

On February 3, 2003, the Securities and Exchange Commission declared effective the Company's S-4 Registration Statement relating to the issuance of up to approximately 784,000 shares of the Company's common stock to shareholders of North State National Bank. In October 2002, the Company and the Bank entered into an agreement with North State National Bank to merge North State National Bank into the Bank. At completion of the merger, former shareholders of North State National Bank would receive Company common stock and/or cash with value ranging from approximately $23.52 to $28.17 for each share of North State stock outstanding, depending on the average closing price of the Company's common stock. On October 3, 2003, the total merger consideration would have been valued at $31.8 million. The merger remains subject to the approval of North State shareholders and bank regulatory agencies.

The Company has paid cash dividends on its common stock in every quarter since March 1990, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, financial condition and capital requirements of the Company and the Bank. As of December 31, 2002, $15,390,000 was available for payment of dividends by the Company to its shareholders, under applicable laws and regulations. The Company paid cash dividends of $0.20 per common share in each of the quarters ended March 31, June 30, September 30, and December 31, 2002 and 2001.

As discussed in Note 9 to the consolidated financial statements included as Item 8 of this report, in June 2001, the Company announced that its Board of Directors adopted and entered into a Shareholder Rights Plan designed to protect and maximize shareholder value and to assist the Board of Directors in ensuring fair and equitable benefit to all shareholders in the event of a hostile bid to acquire the Company.


ITEM 6. SELECTED FINANCIAL DATA


                                            TRICO BANCSHARES
                                            Financial Summary
                                (in thousands, except per share amounts)

=========================================================================================================
Year ended December 31,                        2002         2001         2000         1999         1998
---------------------------------------------------------------------------------------------------------
Interest income                              $64,696      $71,998      $76,327      $67,808       $64,404
Interest expense                              12,914       23,486       28,543       24,370        25,296
---------------------------------------------------------------------------------------------------------
Net interest income                           51,782       48,512       47,784       43,438        39,108
Provision for loan losses                      2,800        4,400        5,000        3,550         4,200
Noninterest income                            19,180       16,238       14,922       12,775        13,494
Noninterest expense                           45,971       40,607       37,846       34,726        34,583
---------------------------------------------------------------------------------------------------------
Income before income taxes                    22,191       19,743       19,860       17,937        13,819
Provision for income taxes                     8,122        7,324        7,237        6,534         5,049
---------------------------------------------------------------------------------------------------------
     Net income                              $14,069      $12,419      $12,623      $11,403        $8,770
---------------------------------------------------------------------------------------------------------

Earnings per share1:
     Basic                                     $2.00        $1.76        $1.76        $1.60        $1.25
     Diluted                                    1.96         1.72         1.72         1.56         1.21
Per share:
     Dividends paid                            $0.80        $0.80        $0.79        $0.70        $0.49
     Book value at December 31                 14.02        12.42        11.87        10.22        10.22
     Tangible book value at December 31        13.45        11.69        11.11         9.32         9.14

Average common shares outstanding              7,019        7,073        7,192        7,130         7,017
Average diluted common shares outstanding      7,193        7,219        7,341        7,319         7,277
Shares outstanding at December 31              7,061        7,001        7,181        7,152         7,051

At December 31:
Loans, net                                  $673,145     $645,674     $628,721     $576,942      $524,227
Total assets                               1,144,574    1,005,447      972,071      924,796       904,599
Total deposits                             1,005,237      880,393      837,832      794,110       769,173
Debt financing and notes payable              22,924       22,956       33,983       45,505        37,924
Shareholders' equity                          99,014       86,933       85,233       73,123        72,029

Financial Ratios:

For the year:
     Return on assets                         1.35%         1.27%        1.35%        1.26%        1.03%
     Return on equity                        15.03%        14.19%       16.03%       15.59%       12.80%
     Net interest margin2                     5.61%         5.58%        5.70%        5.40%        5.19%
     Net loan losses to average loans         0.22%         0.47%        0.70%        0.13%        0.50%
     Efficiency ratio2                       63.66%        61.62%       59.25%       60.53%       64.58%
     Average equity to average assets         9.00%         8.94%        8.40%        8.09%        8.07%
At December 31:
     Equity to assets                         8.65%         8.65%        8.77%        7.91%        7.96%
     Total capital to risk-adjusted assets   11.97%        11.68%       12.20%       11.77%       11.83%
     Allowance for loan losses to loans       2.09%         1.98%        1.82%        1.88%        1.54%


1 Retroactively adjusted to reflect 3-for-2 stock split effected in 1998 2 Fully taxable equivalent

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's discussion and analysis of its financial condition and results of operations is intended to provide a better understanding of the significant changes and trends relating to the Company's financial condition, results of operations, liquidity and interest rate sensitivity. The following discussion is based on the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. Please read the Company's audited consolidated financial statements and the related notes included as Item 8 of this report.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, investments, and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The one accounting estimate that materially affects the financial statements is the allowance for loan losses. The Company's policies related to estimates on the allowance for loan losses, other than temporary impairment of investments and impairment of intangible assets can be found in Note 1 to the Company's audited consolidated financial statements and the related notes included as Item 8 of this report.

As the Company has not commenced any business operations independent of the Bank, the following discussion pertains primarily to the Bank. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company. Within Management's Discussion and Analysis of Financial Condition and Results of Operations, interest income and net interest income are generally presented on a fully tax-equivalent (FTE) basis.

The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company and the Bank's financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the consolidated financial statements of the Company and the related notes at Item 8 of this report.

Net Income

Following is a summary of the Company's net income for the past three years (dollars in thousands, except per share amounts):

   Components of Net Income
-----------------------------------------------------------------------------
 Year ended December 31,                        2002       2001       2000
                                              -------------------------------
 Net interest income *                        $53,029    $49,666    $48,954
 Provision for loan losses                     (2,800)    (4,400)    (5,000)
 Noninterest income                            19,180     16,238     14,922
 Noninterest expense                          (45,971)   (40,607)   (37,846)
 Taxes *                                       (9,369)    (8,478)    (8,407)
                                              -------------------------------
                                              $14,069    $12,419    $12,623
                                              ===============================
 Net income per average fully-diluted share     $1.96      $1.72      $1.72
 Net income as a percentage of average
      shareholders' equity                     15.03%     14.19%     16.03%
 Net income as a percentage of average
      total assets                              1.35%      1.27%      1.35%
=============================================================================
 * Fully tax-equivalent (FTE)


The Company achieved earnings of $14.1 million in 2002, representing a 13.3% increase from the $12.4 million earned in 2001, which was down 1.6% from 2000 earnings of $12.6 million. Net interest income on a fully tax-equivalent basis for 2002 increased $3.4 million (6.8%) compared to 2001. Higher average balances of interest earning assets added $4.4 million to net interest income on a fully tax-equivalent basis, while changes in interest rates reduced net interest income on a fully tax-equivalent basis by $1.0 million. The loan loss provision was reduced by $1.6 million (36.4%), and noninterest income grew $2.9 million (18.1%). Partially offsetting this higher revenue, noninterest expense expanded $5.4 million (13.2%).

Earnings in 2001 decreased $204,000 or 1.6% from 2000. Net interest income (FTE) grew $712,000 (1.45%) due to a $31.0 million (3.61%) increase in average earning assets that was partially offset by a net interest margin that fell 11 basis points. The loan loss provision was reduced by $600,000 in 2001 from 2000, and noninterest income increased $1.3 million (8.82%) while noninterest expense also increased $2.8 million (7.30%).

The Company's return on average total assets was 1.35% in 2002, compared to 1.27% and 1.35% in 2001 and 2000, respectively. Return on average equity in 2002 was 15.03%, compared to 14.19% in 2001 and 16.03% percent in 2000.

Net Interest Income

The Company's primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) increased $3.4 million (6.8%) from 2001 to $53.0 million in 2002. Comparing 2001 to 2000, net interest income (FTE) increased $712,000 or 1.45%.

Following is a summary of the Company's net interest income for the past three years (dollars in thousands):

    Components of Net Interest Income
   -----------------------------------------------------------------
    Year ended December 31,            2002       2001       2000
                                     -------------------------------
    Interest income                  $64,696    $71,998    $76,327
    Interest expense                 (12,914)   (23,486)   (28,543)
    FTE adjustment                     1,247      1,154      1,170
                                     -------------------------------
    Net interest income (FTE)        $53,029    $49,666    $48,954
   =================================================================
    Net interest margin (FTE)          5.61%      5.58%      5.70%
   =================================================================

Interest income (FTE) decreased $7.2 million (9.9%) from 2001 to 2002, the net effect of lower earning-asset yields partially offset by higher average balances of those assets. The total yield on earning assets dropped from 8.21% in 2001 to 6.98% in 2002, following the trend in overall interest markets in which federal funds rates were reduced to historical lows ending 2002 at 1.25%. The average yield on loans decreased 113 basis points to 7.94% during 2002. The decrease in average yield on interest-earning assets reduced interest income (FTE) by $11.1 million, while a $54.8 million (6.2%) increase in average balances of interest-earning assets added $3.9 million to interest income (FTE) during 2002.

Interest expense decreased $10.6 million (45.0%) in 2002 from $23.5 million in 2001, principally due to lower rates paid. The average rate paid on interest-bearing liabilities was 1.73% in 2002, 155 basis points or 47% lower than in 2001. The most pronounced declines included rates paid on savings deposits (down from 2.11% to 1.02%) and time deposits (down from 5.07% to 2.99%). Rates paid on interest-bearing demand deposits decreased 68 basis points to 0.27%. The decrease in average rate paid on interest-bearing liabilities decreased interest expense by $10.1 million, and changes in the mix of average balances of interest-bearing liabilities decreased interest expense by $509,000 in 2002 despite an overall increase of $30.8 million (4.3%) in the average balance of interest-bearing liabilities.

Interest income (FTE) decreased $4.4 million (5.6%) from 2000 to 2001, primarily due to lower yields on earning assets. Yields on loans fell to 9.07% in 2001 from 9.90% in 2000. Overall, the yield on the Company's earning assets decreased from 9.02% in 2000 to 8.21% in 2001. During 2001, the average balance of loans and federal funds sold grew $22.6 million and $30.5 million, respectively, while the average balance of investments declined $22.1 million. The decrease in average yield on interest-earning assets reduced interest income (FTE) by $7.0 million, while a net increase of $31.0 million (3.6%) in average balances of interest earning assets added $2.6 million to interest income (FTE) during 2001.

Interest expense decreased $5.1 million (17.7%) in 2001 due to a 77 basis point decrease in the average rate paid on interest-bearing liabilities from 4.05% to 3.28%. The largest individual decrease was the rate paid on federal funds purchased which fell 431 basis points to 2.42% in 2001. The average rate paid on savings deposits also fell from 3.13% to 2.11%. Partially offsetting these decreases was an $11.2 million (1.59%) increase in average interest-bearing liabilities from 2000 to 2001.

Net Interest Margin

Following is a summary of the Company's net interest margin for the past three years:

   Components of Net Interest Margin
  --------------------------------------------------------------------------
   Year ended December 31,                       2002       2001      2000
                                               -----------------------------
   Yield on earning assets                       6.98%      8.21%     9.02%
   Rate paid on interest-bearing liabilities     1.73%      3.28%     4.05%
                                               -----------------------------
   Net interest spread                           5.24%      4.93%     4.96%
   Impact of all other net
      noninterest-bearing funds                  0.35%      0.65%     0.74%
                                               -----------------------------
   Net interest margin (FTE)                     5.61%      5.58%     5.70%
  ==========================================================================

The Company's aggressive reaction to declining market rates throughout 2001 and 2002 has allowed it to maintain a relatively stable net interest margin. While the Company was able to reduce the average rate paid on interest bearing liabilities at approximately the same rate or faster than the average yield on interest earning assets, and thus maintain or increase its net interest spread, the positive impact of all other net noninterest bearing funds on net interest margin was reduced due to the lower market rates of interest at which they could be invested. In addition, while the Company has been able to maintain a relatively stable net interest margin throughout 2001 and 2002, it becomes increasingly more difficult to do so as interest rates are reduced further.

Summary of Average Balances, Yields/Rates and Interest Differential

The following tables present, for the past three years, information regarding the Company's consolidated average assets, liabilities and shareholders' equity, the amounts of interest income from average earning assets and resulting yields, and the amount of interest expense paid on interest bearing liabilities. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual loans only to the extent cash payments have been received and applied to interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the current statutory tax rate (dollars in thousands):


                                                                   Year ended December 31, 2002
                                                         -----------------------------------------------
                                                                             Interest           Rates
                                                            Average           income/          earned/
                                                            balance           expense           paid
                                                         -----------------------------------------------
      Assets
      Loans                                                $660,668          $52,472            7.94%
      Investment securities - taxable                       204,155            9,430            4.62%
      Investment securities - nontaxable                     43,871            3,435            7.83%
      Federal funds sold                                     36,692              606            1.65%
                                                         ----------       ----------
      Total earning assets                                  945,386           65,943            6.98%
                                                                          ----------
      Other assets                                           94,080
                                                         ----------
           Total assets                                  $1,039,466
                                                         ==========

      Liabilities and shareholders' equity
      Interest-bearing demand deposits                     $176,484              469            0.27%
      Savings deposits                                      264,444            2,710            1.02%
      Time deposits                                         282,084            8,441            2.99%
      Federal funds purchased                                   116                2            1.47%
      Long-term debt                                         22,939            1,292            5.63%
                                                         ----------       ----------
             Total interest-bearing liabilities             746,067           12,914            1.73%
                                                                          ----------
      Noninterest-bearing demand                            182,569
      Other liabilities                                      17,250
      Shareholders' equity                                   93,580
                                                         ----------
             Total liabilities and shareholders' equity  $1,039,466
                                                         ==========
      Net interest spread (1)                                                                   5.24%
      Net interest income and interest margin (2)                            $53,029            5.61%
                                                                          ==========         ========


(1) Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.
(2) Net interest margin is computed by dividing net interest income by total average earning assets.



                                                                   Year ended December 31, 2001
                                                         -----------------------------------------------
                                                                             Interest           Rates
                                                            Average           income/          earned/
                                                            balance           expense           paid
                                                         -----------------------------------------------
      Assets
      Loans                                                $647,317          $58,730            9.07%
      Investment securities - taxable                       159,465            9,543            5.98%
      Investment securities - nontaxable                     44,615            3,373            7.56%
      Federal funds sold                                     39,204            1,506            3.84%
                                                         ----------       ----------
      Total earning assets                                  890,601           73,152            8.21%
                                                                          ----------
      Other assets                                           87,941
                                                         ----------
           Total assets                                    $978,542
                                                         ==========

      Liabilities and shareholders' equity
      Interest-bearing demand deposits                     $156,629            1,487            0.95%
      Savings deposits                                      225,137            4,759            2.11 %
      Time deposits                                         301,023           15,261            5.07%
      Federal funds purchased                                   289                7            2.42%
      Long-term debt                                         32,133            1,972            6.14%
                                                         ----------       ----------
             Total interest-bearing liabilities             715,211           23,486            3.28%
                                                                          ----------
      Noninterest-bearing demand                            160,152
      Other liabilities                                      15,660
      Shareholders' equity                                   87,519
                                                         ----------
             Total liabilities and shareholders' equity    $978,542
                                                         ==========
      Net interest spread (1)                                                                   4.93%
      Net interest income and interest margin (2)                            $49,666            5.58%
                                                                          ==========         ========


(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income by total average earning assets.



                                                                   Year ended December 31, 2000
                                                         -----------------------------------------------
                                                                             Interest           Rates
                                                            Average           income/          earned/
                                                            balance           expense           paid
                                                         -----------------------------------------------
    Assets
      Loans                                                $624,717          $61,835            9.90%
      Investment securities - taxable                       181,316           11,704            6.46%
      Investment securities - nontaxable                     44,847            3,420            7.63%
      Federal funds sold                                      8,696              538            6.19%
                                                         ----------       ----------
      Total earning assets                                  859,576           77,497            9.02%
                                                                          ----------
      Other assets                                           78,214
                                                         ----------
           Total assets                                    $937,790
                                                         ==========

      Liabilities and shareholders' equity
      Interest-bearing demand deposits                     $149,412            2,360            1.58%
      Savings deposits                                      218,286            6,837            3.13%
      Time deposits                                         278,968           15,806            5.67%
      Federal funds purchased                                 9,261              623            6.73%
      Long-term debt                                         48,078            2,917            6.07%
                                                         ----------       ----------
             Total interest-bearing liabilities             704,005           28,543            4.05%
                                                                          ----------
      Noninterest-bearing demand                            141,767
      Other liabilities                                      13,277
      Shareholders' equity                                   78,741
                                                         ----------
             Total liabilities and shareholders' equity    $937,790
                                                         ==========
      Net interest spread (1)                                                                   4.96%
      Net interest income and interest margin (2)                            $48,954            5.70%
                                                                          ==========         ========


(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income by total average earning assets.

Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid

The following table sets forth a summary of the changes in the Company's interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates for the past three years. The rate/volume variance has been included in the rate variance. Amounts are calculated on a fully taxable equivalent basis (dollars in thousands):


                                                       2002 over 2001                          2001 over 2000
                                            -----------------------------------------------------------------------------
                                                             Yield/                                 Yield/
                                              Volume          Rate       Total        Volume         Rate       Total
                                            -----------------------------------------------------------------------------
Increase (decrease) in                                                 (dollars in thousands)
  interest income:
    Loans                                     $1,211        ($7,469)    ($6,258)      $2,237       ($5,342)    ($3,105)
    Investment securities                      2,781         (2,832)        (51)      (1,477)         (731)     (2,208)
    Federal funds sold                           (96)          (804)       (900)       1,887          (919)        968
                                            -----------------------------------------------------------------------------
      Total                                    3,896        (11,105)     (7,209)       2,647        (6,992)     (4,345)
                                            -----------------------------------------------------------------------------
Increase (decrease) in
  interest expense:
    Demand deposits (interest-bearing)           188         (1,206)     (1,018)         114          (987)       (873)
    Savings deposits                             831         (2,880)     (2,049)         215        (2,293)     (2,078)
    Time deposits                               (960)        (5,860)     (6,820)       1,250        (1,795)       (545)
    Federal funds purchased                       (4)            (1)         (5)        (604)          (12)       (616)
    Long-term borrowings                        (564)          (116)       (680)        (967)           22        (945)
                                            -----------------------------------------------------------------------------
      Total                                     (509)       (10,063)    (10,572)           8        (5,065)     (5,057)
                                            -----------------------------------------------------------------------------
Increase (decrease) in
  net interest income                         $4,405        ($1,042)     $3,363       $2,639       ($1,927)       $712
                                            =============================================================================


Provision for Loan Losses

In 2002, the Bank provided $2.8 million for loan losses compared to $4.4 million in 2001. Net loan charge-offs decreased $1.5 million (51%) to $1.5 million during 2002. Net charge-offs of commercial, financial and agricultural loans decreased $2.3 million (83%) in 2002, while net charge-offs of real estate mortgage and consumer installment loans increased $662,000 (463%) and $105,000 (205%), respectively. The 2002 net charge-offs represented 0.22% of average loans outstanding versus 0.47% in 2001. Nonperforming loans were 1.19% of total loans at December 31, 2002 versus 0.92% at December 31, 2001. The ratio of allowance for loan losses to nonperforming loans was 176% at the end of 2002 versus 216% at the end of 2001.

In 2001, the Bank provided $4.4 million for loan losses compared to $5 million in 2000. Net loan charge-offs decreased $1.4 million (31%) to $3 million during 2001. Included in the $3 million of net loan charge-offs during 2001 is $2 million of charge-offs on a group of agricultural related loans to one borrower. During the quarter ended March 31, 2001, the Company received proceeds of $6.1 million from the sale of this nonperforming agricultural-related loan relationship that was first reported as nonperforming in the quarter ended September 30, 2000. The Company recorded charge-offs related to this loan relationship of $2 million in 2001 and $3.8 million in 2000. This loan relationship was sold to a third party without recourse to the Company. As such, the Company is not subject to any future charge-offs related to this loan relationship. Net charge-offs of consumer installment loans increased $51,000 (104%). Net charge-offs of commercial, financial and agricultural loans decreased $1.4 million (34%) in 2001, while net charge-offs of real estate mortgage loans decreased $6,000 (4%). The 2001 charge-offs represented 0.47% of average loans outstanding versus 0.70% in 2000. Nonperforming loans as a percentage of total loans were 0.92% and 2.29% at December 31, 2001 and 2000, respectively. The ratio of allowance for loan losses to nonperforming loans was 216% at the end of 2001 versus 80% at the end of 2000.

Noninterest Income

The following table summarizes the Company's noninterest income for the past three years (dollars in thousands):


      Components of  Noninterest Income
     ---------------------------------------------------------------------------
      Year ended December 31,                       2002       2001       2000
                                                --------------------------------
      Service charges on deposit accounts          $8,915     $5,875     $5,421
      ATM fees and interchange                      1,823      1,423      1,250
      Other service fees                              548        797        813
      Commissions on sale of
          nondeposit investment products            2,467      2,576      2,784
      Gain on sale of loans                         3,641      2,095        802
      Increase in cash value of life insurance        606        476        657
      Other noninterest income                      1,180      1,204      1,685
      Gain on sale of investments                       -         36          -
      Gain on sale of insurance company stock           -      1,756          -
      Gain on receipt of insurance company stock        -          -      1,510
                                                --------------------------------
      Total noninterest income                    $19,180    $16,238    $14,922
     ===========================================================================

Noninterest income increased $2.9 million (18.1%) to $19.2 million in 2002. The increase was mainly due to a $3.0 million (52%) increase in service charges on deposit accounts to $8.9 million, and a $1.5 million (74%) increase in gain on sale of loans to $3.6 million during 2002. Except for a $1.8 million gain from sale of investments and insurance company stock in 2001, noninterest income would have increased $4.7 million (29.2%). The increase in service charges on deposit accounts was almost entirely due to the introduction of the Company's overdraft privilege product in July 2002. The increase in gain on sale of loans is due to continued and increased residential mortgage refinance activity during 2002. The Company originated and sold residential mortgages totaling $178 million, $126 million, and $50 million in 2002, 2001, and 2000, respectively.

Noninterest income increased $1.3 million (8.8%) to $16.2 million in 2001. The increase was mainly due to a $1.3 million (161%) increase in gain on sale of loans to $2.1 million during 2001. During 2001, the Company sold its investment in insurance company stock and recognized a gain of $1,756,000. In 2000, the Company recognized a gain of $1,510,000 on the receipt of its investment in insurance company stock when the insurance company demutualized.

Securities Transactions

During 2002 the Bank had no sales of securities. Also during 2002, the Bank received proceeds from maturities of securities totaling $131.6 million, and used $241.8 million to purchase securities.

During 2001 the Bank realized net gains of $36,000 on the sale of securities with market values of $10.8 million. Also, the Bank realized a gain of $1.8 million on the sale of its investment in an insurance company with a market value of $3.3 million. In addition, during 2001, the Bank received proceeds from maturities of securities totaling $85.6 million, and purchased $93.1 million of securities.

Noninterest Expense

Salaries and Benefits

Salary and benefit expenses increased $3.1 million (14.6%) to $24.3 million in 2002 compared to 2001. Base salaries increased $1.4 million (9.5%) to $15.7 million in 2002. The increase in base salaries was mainly due to an 8.2% increase in average full time equivalent employees from 402 during 2001 to 435 during 2002, primarily due to the opening of four branches in 2002. Incentive and commission related salary expenses increased $866,000 (33.5%) to $3.5 million in 2002. The increase in incentive and commission related salary expense was mainly due to increased commissions paid on origination of residential mortgage loans, and other functions that exhibited exceptional performance during 2002. These results are consistent with the Bank's strategy of working more efficiently with fewer employees who are compensated in part based on their business unit's performance or on their ability to generate revenue. Benefits expense, including retirement, medical and workers' compensation insurance, and taxes, increased $855,000 (20.2%) to $5.1 million during 2002.

Salary and benefit expenses increased $1.3 million (6.7%) to $21.2 million in 2001 compared to 2000. Incentive and commission related salary expenses increased $310,000 (13.6%) to $2.6 million in 2001. Base salaries and benefits increased $744,000 (5.5%) to $14.2 million in 2001. The increase in base salaries was mainly due to a 2.6% increase in average full time equivalent employees from 392 during 2000 to 402 during 2001, and an average annual base salary increase of 2.9% during 2001.

Other Noninterest Expenses

The following table summarizes the Company's other noninterest expense for the past three years (dollars in thousands):


     Components of  Noninterest Expense
    ---------------------------------------------------------------------------
     Year ended December 31,                     2002         2001         2000
                                           -------------------------------------
     Equipment and data processing             $4,095       $3,694       $3,376
     Occupancy                                  2,954        2,806        2,587
     Professional fees                          1,696        1,087        1,005
     Telecommunications                         1,422        1,253          957
     Advertising                                1,263        1,132        1,336
     Intangible amortization                      911          911          965
     ATM network charges                          847          913          770
     Postage                                      801          639          486
     Courier service                              720          661          608
     Operational losses                           534          227          807
     Assessments                                  233          223          222
     Net other real estate owned expense           26          175          127
     Other                                      6,179        5,687        4,737
                                           -------------------------------------
     Total noninterest expense                $21,681      $19,408      $17,983
    ============================================================================

Other expenses increased $2.3 million (11.7%) to $21.7 million in 2002. Increases in the areas of equipment and data processing, occupancy, telecommunications, courier service, and other were mainly due to the opening of four branches in 2002. Increases in professional fees and operational losses were related to the overdraft privilege product introduced in July 2002, and were more than offset by the large revenue that product is producing.

Other noninterest expense increased $1.4 million (7.9%) to $19.4 million in 2001. Increases in the areas of equipment and data processing, occupancy, telecommunications, and ATM network charges were mainly due to the first full year of operation of the Paradise branch, and enhancements to data processing and ATM network equipment. Also contributing to the increase in other expenses in 2001 was a $314,000 (34%) increase in various loan production expenses to $1.3 million. Helping to offset these increases in other expenses were reductions of $580,000 in operational losses and $204,000 in advertising during 2001. The decrease in operational losses was mainly due to a nonrecurring $434,000 customer fraud loss in 2000.

Provision for Taxes

The effective tax rate on income was 36.6%, 37.1%, and 36.4%, in 2002, 2001, and 2000, respectively. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $2 million, $1.9 million, and $1.9 million, respectively, in these years. Tax-free income of $2.2 million, $2.2 million, and $2.3 million, respectively, from investment securities in these years helped to reduce the effective tax rate.

Financial Ratios

The following table shows the Company's key financial ratios for the past three years:

   Year ended December 31,                        2002        2001       2000
                                               --------------------------------
   Return on average total assets                 1.35%       1.27%      1.35%
   Return on average shareholders' equity        15.03%      14.19%     16.03%
   Shareholders' equity to total assets           8.65%       8.65%      8.77%
   Common shareholders' dividend payout ratio    39.95%      45.43%     45.00%
  =============================================================================

Loans

The Bank concentrates its lending activities in four principal areas: commercial loans (including agricultural loans), consumer loans, real estate mortgage loans (residential and commercial loans and mortgage loans originated for sale), and real estate construction loans. At December 31, 2002, these four categories accounted for approximately 18%, 29%, 47%, and 6% of the Bank's loan portfolio, respectively, as compared to 20%, 23%, 50%, and 7%, at December 31, 2001. The shift in the percentages was primarily due to the Bank's ability to increase its consumer loan portfolio during 2002. The increase in consumer loans during 2002 was mainly due to increases in home equity lines of credit and automobile loans. The interest rates charged for the loans made by the Bank vary with the degree of risk, the size and maturity of the loans, the borrower's relationship with the Bank and prevailing money market rates indicative of the Bank's cost of funds.

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

At December 31, 2002 loans totaled $687.5 million and was a 4.4% ($28.8 million) increase over the balances at the end of 2001. Demand for home equity loans and auto loans (both classified as consumer loans) were strong throughout 2002. Residential mortgage loan activity was extremely strong in 2002, but the Company generally sells all such loans. Commercial and agriculture related loan growth continued to be relatively weak in 2002 as the economy continued to be weak, and competition for such loans was high. The average loan-to-deposit ratio in 2002 was 71.1% compared to 76.8% in 2001.

At December 31, 2001 loans totaled $658.7 million and was a 2.9% ($18.3 million) increase over the balances at the end of 2000. Demand for commercial and agriculture related loans weakened as the economy weakened in 2001. Demand for home equity loans remained strong throughout 2001, while residential mortgage loans increased significantly throughout 2001. The average loan-to-deposit ratio in 2001 was 76.8% compared to 79.2% in 2000.

Loan Portfolio Composite

The following table shows the Company's loan balances for the past three years:

                                                                            December 31,
(dollars in thousands)                           2002           2001            2000           1999            1998
                                             --------------------------------------------------------------------------
Commercial, financial and agricultural         $125,982        $130,054       $148,135       $138,313        $106,796
Consumer installment                            201,858         155,046        120,247         79,273          71,634
Real estate mortgage                            319,969         326,897        334,010        332,116         316,927
Real estate construction                         39,713          46,735         37,999         38,277          37,076
                                             --------------------------------------------------------------------------
    Total loans                                $687,522        $658,732       $640,391       $587,979        $532,433
                                             ==========================================================================

Nonperforming Assets

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

Interest income on nonaccrual loans, which would have been recognized during the year, ended December 31, 2002, if all such loans had been current in accordance with their original terms, totaled $1.2 million. Interest income actually recognized on these loans in 2002 was $733,000.

The Bank's policy is to place loans 90 days or more past due on nonaccrual status. In some instances when a loan is 90 days past due management does not place it on nonaccrual status because the loan is well secured and in the process of collection. A loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 30 days. Loans where the collateral has been repossessed are classified as other real estate owned ("OREO") or, if the collateral is personal property, the loan is classified as other assets on the Company's financial statements.

Management considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans. Alternatives that are considered are foreclosure, collecting on guarantees, restructuring the loan or collection lawsuits.

The following tables set forth the amount of the Bank's nonperforming assets net
of  guarantees  of  the  U.S.   government,   including  its  agencies  and  its
government-sponsored agencies, as of the dates indicated:


                                                  December 31, 2002             December 31, 2001
                                              -------------------------    -------------------------
(dollars in thousands):                         Gross Guaranteed  Net       Gross Guaranteed   Net
                                              ------------------------------------------------------
Performing nonaccrual loans                   $13,199   $8,432   $4,767     $2,733       -   $2,733
Nonperforming, nonaccrual loans                 4,091      718    3,373      3,120    $387    2,733
                                              ------------------------------------------------------
     Total nonaccrual loans                    17,290    9,150    8,140      5,853     387    5,466
Loans 90 days past due and still accruing          40        -       40        584       -      584
                                              ------------------------------------------------------
     Total nonperforming loans                 17,330    9,150    8,180      6,437     387    6,050
Other real estate owned                           932        -      932         71       -       71
                                              ------------------------------------------------------
     Total nonperforming loans and OREO       $18,262   $9,150   $9,112     $6,508    $387   $6,121
                                              ======================================================

Nonperforming loans to total loans                                1.19%                       0.92%
Allowance for loan losses/nonperforming loans                      176%                        216%
Nonperforming assets to total assets                              0.80%                       0.61%
Allowance for loan losses to nonperforming assets                  158%                        213%


                                                  December 31, 2000             December 31, 1999
                                              -------------------------    -------------------------
(dollars in thousands):                         Gross Guaranteed  Net       Gross Guaranteed   Net
                                              ------------------------------------------------------
Performing nonaccrual loans                    $4,331     $142   $4,189       $666     $62     $604
Nonperforming, nonaccrual loans                 8,161       88    8,073      1,662     508    1,154
                                              ------------------------------------------------------
     Total nonaccrual loans                    12,492      230   12,262      2,328     570    1,758
Loans 90 days past due and still accruing         965        -      965        923       -      923
                                              ------------------------------------------------------
     Total nonperforming loans                 13,457      230   13,227      3,251     570    2,681
Other real estate owned                         1,441        -    1,441        760       -      760
                                              ------------------------------------------------------
     Total nonperforming loans and OREO       $14,898     $230  $14,668     $4,011    $570   $3,441
                                              ======================================================

Nonperforming loans to total loans                                2.07%                       0.46%
Allowance for loan losses/nonperforming loans                       88%                        412%
Nonperforming assets to total assets                              1.51%                       0.37%
Allowance for loan losses to nonperforming assets                   80%                        321%


                                                  December 31, 1998
                                             ---------------------------
(dollars in thousands):                        Gross  Guaranteed   Net
                                             ---------------------------
Performing nonaccrual loans                     $344        -      $344
Nonperforming, nonaccrual loans                  733      $32       701

     Total nonaccrual loans                    1,077       32     1,045
Loans 90 days past due and still accruing        620        -       620

     Total nonperforming loans                 1,697              1,665
Other real estate owned                        1,412        -     1,412

     Total nonperforming loans and OREO       $3,109      $32    $3,077

Nonperforming loans to total loans                                0.31%
Allowance for loan losses/nonperforming loans                      493%
Nonperforming assets to total assets                              0.34%
Allowance for loan losses to nonperforming assets                  267%

During 2002, nonperforming assets net of government guarantees increased $3 million (49%) to a total of $9.1 million. Nonperforming loans net of government guarantees increased $2.1 million (35%) to $8.2 million, and other real estate owned (OREO) increased $861,000 to $932,000 during 2002. The ratio of nonperforming loans to total loans at December 31, 2002 was 1.19% versus 0.92% at the end of 2001. Classifications of nonperforming loans as a percent of total loans at the end of 2002 were as follows: secured by real estate, 62%; loans to farmers, 27%; commercial loans, 10%; and consumer loans, 1%.

During 2001, nonperforming assets net of government guarantees decreased $8.5 million (58%) to $6.1 million. Nonperforming loans decreased $7.2 million (54%) to $6.1 million, and other real estate owned (OREO) decreased $1.4 million (95%) to $71,000 during 2001. The ratio of nonperforming loans to total loans at December 31, 2001 was 0.92% versus 2.07% at the end of 2000. The decrease in the ratio of nonperforming loans to total loans was due in part to the sale of one nonperforming loan relationship during 2001 that accounted for $8.4 million of nonperforming loan balances at December 31, 2000. During the quarter ended March 31, 2001, the Company received proceeds of $6.1 million from the sale of this nonperforming agricultural-related loan relationship that was first reported as nonperforming in the quarter ended September 30, 2000. The Company recorded charge-offs related to this loan relationship of $2 million in 2001 and $3.8 million in 2000. This loan relationship was sold to a third party without recourse to the Company. As such, the Company is not subject to any future charge-offs related to this loan relationship. Classifications of nonperforming loans as a percent of the total at the end of 2001 were as follows: secured by real estate, 65%; loans to farmers, 4%; commercial loans, 30%; and consumer loans, 1%.

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

The Components of the Allowance for Loan Losses

As noted above, the overall allowance consists of a specific allowance, a formula allowance, and an allowance for environmental factors. The first component, the specific allowance, results from the analysis of identified credits that meet management's criteria for specific evaluation. These loans are reviewed individually to determine if such loans are considered impaired. Impaired loans are those where management has concluded that it is probable that the borrower will be unable to pay all amounts due under the contractual terms. Loans specifically reviewed, including those considered impaired, are evaluated individually by management for loss potential by evaluating sources of repayment, including collateral as applicable, and a specified allowance for loan losses is established where necessary.

The second component, the formula allowance, is an estimate of the probable losses that have occurred across the major loan categories in the Company's loan portfolio. This analysis is based on loan grades by pool and the loss history of these pools. This analysis covers the Company's entire loan portfolio including unused commitments but excludes any loans, which were analyzed individually and assigned a specific allowance as discussed above. The total amount allocated for this component is determined by applying loss estimation factors to outstanding loans and loan commitments. The loss factors are based primarily on the Company's historical loss experience tracked over a five-year period and adjusted as appropriate for the input of current trends and events. Because historical loss experience varies for the different categories of loans, the loss factors applied to each category also differ. In addition, there is a greater chance that the Company has suffered a loss from a loan that was graded less than satisfactory than if the loan was last graded satisfactory. Therefore, for any given category, a larger loss estimation factor is applied to less than satisfactory loans than to those that the Company last graded as satisfactory. The resulting formula allowance is the sum of the allocations determined in this manner.

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

The first reason is that there are limitations to any credit risk grading process. The volume of loans makes it impractical to re-grade every loan every quarter. Therefore, it is possible that some currently performing loans not recently graded will not be as strong as their last grading and an insufficient portion of the allowance will have been allocated to them. Grading and loan review often must be done without knowing whether all relevant facts are at hand. Troubled borrowers may deliberately or inadvertently omit important information from reports or conversations with lending officers regarding their financial condition and the diminished strength of repayment sources.

The second reason is that the loss estimation factors are based primarily on historical loss totals. As such, the factors may not give sufficient weight to such considerations as the current general economic and business conditions that affect the Company's borrowers and specific industry conditions that affect borrowers in that industry. The factors might also not give sufficient weight to other environmental factors such as changing economic conditions and interest rates, portfolio growth, entrance into new markets or products, and other characteristics as may be determined by Management.

Specifically, in assessing how much unallocated allowance needed to be provided at December 31, 2002, management considered the following:

     - with respect to loans to the agriculture industry, management considered the effects on borrowers of weather conditions and overseas market conditions for exported products as well as commodity prices in general;

     - with respect to changes in the interest rate environment management considered the recent changes in interest rates and the resultant economic impact it may have had on borrowers with high leverage and/or low profitability; and

     - with respect to loans to borrowers in new markets and growth in general, management considered the relatively short seasoning of such loans and the lack of experience with such borrowers.

Each of these considerations was assigned a factor and applied to a portion or all of the loan portfolio. Since these factors are not derived from experience and are applied to large non-homogeneous groups of loans, they are considered unallocated and are available for use across the portfolio as a whole. The following table sets forth the Bank's loan loss reserve as of the dates indicated:


                                                         December 31,
                               -------------------------------------------------------------
                                   2002        2001         2000        1999         1998
                               -------------------------------------------------------------
                                                    (dollars in thousands)
Specific allowance                $5,299      $5,672       $3,266        $600         $253
Formula allowance                  8,839       7,183        8,067      10,250        7,744
Unallocated allowance                239         203          337         187          209
                               -------------------------------------------------------------
    Total allowance              $14,377     $13,058      $11,670     $11,037       $8,206
                               =============================================================

The allowance for loan losses to total loans at December 31, 2002 was 2.09% versus 1.98% at the end of 2001. At December 31, 2000, the allowance for loan losses to total loans was 1.82%.

Based on the current conditions of the loan portfolio, management believes that the $14.4 million allowance for loan losses at December 31, 2002 is adequate to absorb probable losses inherent in the Bank's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes, for the years indicated, the activity in the allowance for loan losses:


                                                               December 31,
                                     ----------------------------------------------------------------
                                         2002        2001          2000         1999         1998
                                     ----------------------------------------------------------------
                                                              (dollars in thousands)
Balance, beginning of year             $13,058      $11,670      $11,037       $8,206       $6,459
Provision charged to operations          2,800        4,400        5,000        3,550        4,200

Loans charged off:
Commercial, financial and
  agricultural                            (668)      (2,861)      (4,450)        (865)      (1,865)
Consumer installment                      (299)        (134)        (103)        (148)        (702)
Real estate mortgage                      (819)        (218)        (152)         (69)        (188)
                                     ----------------------------------------------------------------
Total loans charged-off                 (1,786)      (3,213)      (4,705)      (1,082)      (2,755)
                                     ----------------------------------------------------------------
Recoveries:
Commercial, financial and
  agricultural                             197           92          281          327          164
Consumer installment                        94           34           54           36          130
Real estate mortgage                        14           75            3           --            8
                                     ----------------------------------------------------------------
Total recoveries                           305          201          338          363          302
                                     ----------------------------------------------------------------
Net loans charged-off                   (1,481)      (3,012)      (4,367)        (719)      (2,453)
                                     ----------------------------------------------------------------
Balance, year end                      $14,377      $13,058      $11,670      $11,037       $8,206
                                     ================================================================
Average total  loans                  $660,668     $647,317     $624,717     $566,738     $487,598
                                     ----------------------------------------------------------------
Ratios:
Net charge-offs during period
  to average loans outstanding
  during period                          0.22%        0.47%        0.70%        0.13%        0.50%
Provision for loan losses to aver-
  age loans outstanding                  0.42%        0.68%        0.80%        0.63%        0.86%
Allowance to loans at year end           2.09%        1.98%        1.82%        1.88%        1.54%
                                     ----------------------------------------------------------------


The following tables summarize the allocation of the allowance for loan losses between loan types at December 31, 2002 and 2001:

                                               December 31, 2002        December 31, 2001         December 31, 2000
                                           ------------------------- ------------------------  ------------------------
 (dollars in thousands)                                Percent of                Percent of                Percent of
                                                      loans in each             loans in each             loans in each
                                                       category to               category to               category to
                                            Amount     total loans    Amount     total loans    Amount     total loans

Balance at end of period applicable to:
Commercial, financial and agricultural      $6,791        18.4%       $6,929        19.8%       $6,873        43.4%
Consumer installment                         2,833        29.4%        1,896        23.5%        1,373        15.9%
Real estate mortgage                         4,229        46.4%        3,709        49.6%        2,925        34.8%
Real estate construction                       524         5.8%          524         7.1%          499         5.9%
                                          ---------     --------    ---------     --------    ---------     --------
                                           $14,377       100.0%      $13,058       100.0%      $11,670       100.0%
                                          =========     ========    =========     ========    =========     ========


                                                          December 31, 1999        December 31, 1998
                                                       -----------------------  -----------------------
 (dollars in thousands)                                             Percent of                Percent of
                                                                   loans in each             loans in each
                                                                    category to               category to
Balance at end of period applicable to:                  Amount     total loans    Amount     total loans

Commercial, financial and agricultural                   $5,224        44.7%       $3,345        39.8%
Consumer installment                                      1,464        13.6%        1,154        13.6%
Real estate mortgage                                      3,671        35.2%        3,153        39.6%
Real estate construction                                    678         6.5%          554         7.0%
                                                       ---------     --------     --------     --------
                                                        $11,037       100.0%       $8,206       100.0%
                                                       =========     ========     ========     ========


Other Real Estate Owned

The December 31, 2002 balance of other real estate owned (OREO) was $932,000 versus $71,000 at December 31, 2001. The Bank disposed of properties with a value of $79,000 in 2002. OREO properties consist of a mixture of land, single family residences, and commercial buildings.

Intangible Assets

At December 31, 2002 and 2001, the Bank had intangible assets totaling $4 million and $5.1 million, respectively. The intangible assets resulted from the Bank's 1997 acquisitions of certain Wells Fargo branches and Sutter Buttes Savings Bank, and the recognition of an additional minimum pension liability in 2001. Intangible assets at December 31, 2002 and 2001 were comprised of the following:
                                                  December 31,
                                             2002              2001
                                           --------------------------
                                             (dollars in thousands)
Core-deposit intangible                     $3,642            $4,553
Additional minimum pension liability           401               517
                                           --------------------------
  Total intangible assets                   $4,043            $5,070
                                           ==========================


Amortization of core deposit intangible assets amounting to $911,000, $911,000, and $965,000 was recorded in 2002, 2001, and 2000, respectively. The minimum pension liability intangible asset is not amortized but adjusted annually based upon actuarial estimates.

Deposits

Deposits at December 31, 2002 were up $124.8 million (14.2%) over the 2001 year-end balances to $1.0 billion. All categories of deposits increased in 2002. Included in the December 31, 2002 certificate of deposit balances is $20 million from the State of California. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Banks request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally favorable to other wholesale funding sources available to the Bank.

Deposits at December 31, 2001 were up $42.6 million (5.1%) to $880.4 million over 2000 year-end balances. All categories of deposits except certificates of deposit increased in 2001. Included in the December 31, 2001 certificate of deposit balance is $20 million from the State of California, which represents a decrease of $20 million from the $40 million the State of California had on deposit at the Bank at December 31, 2000. During 2001, the Bank elected not to renew $20 million of the $40 million State certificates of deposit that were outstanding at December 31, 2000.

Long-Term Debt

During 2002, the Bank repaid $32,000 of long-term debt. In 2001, the Bank made principal payments of $11 million on long-term debt obligations. See Note 7 to the consolidated financial statements at Item 8 of this report.

Equity

See Note 9 and Note 20 in the financial statements at Item 8 of this report for a discussion of shareholder's equity and regulatory capital, respectively. Management believes that the Company's capital is adequate to support anticipated growth, meet the cash dividend requirements of the Company and meet the future risk-based capital requirements of the Bank and the Company.

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

The following table summarizes the effect on net interest income and net income due to changing interest rates as measured against a flat rate (no change) scenario:

Interest Rate Risk Simulation of Net Interest Income and Net Income as of December 31, 2002

                               Estimated Change in          Estimated Change in
   Change in Interest       Net Interest Income (NII)         Net Income (NI)
   Rates (Basis Points)         (as % of "flat" NII)        (as % of "flat" NI)
   +300 (ramp)                        1.27%                        2.76%
   +200 (ramp)                        0.56%                        1.23%
   +100 (ramp)                        0.03%                        0.07%
   +   0 (flat)                          --                           --
   -100 (ramp)                       (0.93)%                      (2.01)%
   -200 (ramp)                       (1.91)%                      (4.12)%
   -300 (ramp)                       (3.75)%                      (8.07)%

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

The following table summarizes the effect on market value of equity due to changing interest rates as measured against a flat rate (no change) scenario:

Interest Rate Risk Simulation of Market Value of Equity as of December 31, 2002

                                          Estimated Change in
   Change in Interest                Market Value of Equity (MVE)
   Rates (Basis Points)                  (as % of "flat" MVE)
   +300 (shock)                                 3.51%
   +200 (shock)                                 3.00%
   +100 (shock)                                 2.24%
   +   0 (flat)                                    --
   -100 (shock)                                (7.00)%
   -200 (shock)                               (10.03)%
   -300 (shock)                                (4.77)%

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

The following interest rate sensitivity table shows the Bank's repricing gaps as of December 31, 2002. In this table transaction deposits, which may be repriced at will by the Bank, have been included in the less than 3-month category. The inclusion of all of the transaction deposits in the less than 3-month repricing category causes the Bank to appear liability sensitive. Because the Bank may reprice its transaction deposits at will, transaction deposits may or may not reprice immediately with changes in interest rates. In recent years of moderate interest rate changes the Bank's earnings have reacted as though the gap
position  is  slightly   asset   sensitive   mainly  because  the  magnitude  of
interest-bearing liability repricing has been less than the magnitude of interest-earning asset repricing. This difference in the magnitude of asset and liability repricing is mainly due to the Bank's strong core deposit base, which although they may be repriced within three months, historically, the timing of their repricing has been longer than three months and the magnitude of their repricing has been minimal.

Due to the limitations of gap analysis, as described above, the Bank does not actively use gap analysis in managing interest rate risk. Instead, the Bank relies on the more sophisticated interest rate risk simulation model described above as its primary tool in measuring and managing interest rate risk.


Interest Rate Sensitivity - December 31, 2002
                                                                          Repricing within:
                                          -------------------------------------------------------------------------------
(dollars in thousands)                     Less than 3         3 - 6            6 - 12            1 - 5            Over
                                             months            months           months            years           5 years
                                          -------------------------------------------------------------------------------
Interest-earning  assets:
    Securities                               $47,661           $49,460          $59,805          $141,138         $38,387
    Loans                                    344,356            31,624           47,189           205,256          39,920
                                          -------------------------------------------------------------------------------
Total interest-earning assets               $392,017           $81,084         $106,994          $346,394         $78,307
                                          -------------------------------------------------------------------------------
Interest-bearing liabilities
    Transaction deposits                    $480,742        $      ---       $      ---      $        ---    $        ---
    Time                                      84,209            65,410           61,137            81,121             119
    Long-term borrowings                          10                10               21               226          22,657
                                          -------------------------------------------------------------------------------
Total interest-bearing liabilities          $564,961           $65,420          $61,158           $81,347         $22,776
                                          -------------------------------------------------------------------------------
Interest sensitivity gap                   ($172,944)          $15,664          $45,836          $265,047         $55,530
Cumulative sensitivity gap                 ($172,944)        ($157,280)       ($111,444)         $153,604        $209,134
As a percentage of earning assets:
 Interest sensitivity gap                   (17.21%)           1.56%             4.56%           26.38%           5.53%
 Cumulative sensitivity gap                 (17.21%)         (15.65%)          (11.09%)          15.29%          20.81%


Liquidity

Liquidity refers to the Bank's ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet. Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Consolidated Statement of Cash Flows. Net cash used by investing activities totaled approximately $144.4 million in 2002. Increased investment balances were responsible for the major use of funds in this category.

Liquidity is generated from liabilities through deposit growth and short-term borrowings. These activities are included under financing activities in the Consolidated Statement of Cash Flows. In 2002, financing activities provided funds totaling $119.4 million. Internal deposit growth provided funds amounting to $124.8 million. The Bank also had available correspondent banking lines of credit totaling $55.0 million at year-end. In addition, at December 31, 2002, the Company had loans and securities available to pledge towards future borrowings from the Federal Home Loan Bank of up to $197 million. As of December 31, 2002, the Company had $22.9 million of long-term debt and other borrowings as described in Note 7 of the consolidated financial statements of the Company and the related notes at Item 8 of this report. While these sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided or used through the results of operating activities. In 2002, operating activities provided cash of $22.3 million.

The Bank classifies its entire investment portfolio as available for sale (AFS). The AFS securities plus cash and cash equivalents in excess of reserve requirements totaled $412.8 million at December 31, 2002, which was 36.1% of total assets at that time. This was up from $302.1 million and 30.0% at the end of 2001.

The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in the following table. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available. The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank's option. At December 31, 2002 and 2001, the Bank had $20 million of these State deposits.

Certificates of Deposit in Denominations of $100,000 or More

                                         Amounts as of December 31,
                                     ----------------------------------
(dollars in thousands)                 2002          2001         2000
                                     ----------------------------------
Time remaining until maturity:
Less than 3 months                   $32,932       $38,114      $55,721
3 months to 6 months                  16,311        10,431       14,002
6 months to 12 months                 12,455        15,383       18,686
More than 12 months                   28,706         6,374        4,933
                                     ----------------------------------
  Total                              $90,404       $70,302      $93,342

Loan demand also affects the Bank's liquidity position. The following table presents the maturities of loans at December 31, 2002:


Loan Maturities - December 31, 2002
                                                                                 After
                                                                                One But
                                                               Within           Within            After 5
                                                              One Year          5 Years            Years            Total
                                                             ---------------------------------------------------------------
                                                                                  (dollars in thousands)
Loans with predetermined interest rates:
  Commercial, financial and agricultural                        $18,573          $34,214            $8,137          $60,924
  Consumer installment                                           25,106           47,707            21,582           94,395
  Real estate mortgage                                           26,217           49,193            57,394          132,804
  Real estate construction                                       10,388            2,151             2,003           14,542
                                                             ---------------------------------------------------------------
                                                                $80,284         $133,265           $89,116         $302,665
                                                             ---------------------------------------------------------------
Loans with floating interest rates:
  Commercial, financial and agricultural                        $47,382          $12,696            $4,980          $65,058
  Consumer installment                                          107,462                -                 -          107,462
  Real estate mortgage                                           28,205           48,281           110,680          187,166
  Real estate construction                                       15,398            7,507             2,266           25,171
                                                             ---------------------------------------------------------------
                                                               $198,447          $68,484          $117,926         $384,857
                                                             ---------------------------------------------------------------
      Total loans                                              $278,731         $201,749          $207,042         $687,522
                                                             ===============================================================


The maturity distribution and yields of the investment portfolio is presented in the following table. The timing of the maturities indicated in the table below is based on final contractual maturities. Most mortgage-backed securities return principal throughout their contractual lives. As such, the weighted average life of mortgage-backed securities based on outstanding principal balance is usually significantly shorter than the final contractual maturity indicated below. At December 31, 2002, the Bank had no held-to-maturity securities.


Securities Maturities and Weighted Average Tax Equivalent Yields - December 31, 2002

                                                       After One Year   After Five Years
                                          Within         but Through       but Through       After Ten
                                         One Year        Five Years         Ten Years          Years           Total
                                      ------------------------------------------------------------------------------------
                                       Amount  Yield    Amount  Yield     Amount  Yield    Amount  Yield    Amount  Yield
                                      ------------------------------------------------------------------------------------
Securities Available-for-Sale                                        (dollars in thousands)
US Treasury securities and
  obligations  of  US government
  corporations and agencies           $10,146  3.06%   $48,995  5.74%       -     0.00%       -    0.00%   $59,141  5.28%
Obligations of states and
  political subdivisions                2,003  5.67%     1,700  5.86%      5,143  7.10%    35,190  7.90%    44,036  7.63%
Mortgage-backed securities                 -   0.00%     6,613  6.14%     81,982  4.47%   129,868  4.97%   218,463  4.82%
Corporate bonds                            -   0.00%     2,255  7.65%          -  0.00%     9,716  2.51%    11,971  3.47%
--------------------------------------------------------------------------------------------------------------------------
Total securities available-for-sale   $12,149  3.49%   $59,563  5.86%    $87,125  4.62%  $174,774  5.42%  $333,611  5.22%
Other securities                                                                            4,413  5.19%     4,413  5.19%
                                      ------------------------------------------------------------------------------------
Total investment securities           $12,149  3.49%   $59,563  5.86%    $87,125  4.62%  $179,187  5.42%  $338,024  5.22%
==========================================================================================================================


The principal cash requirements of the Company are dividends on common stock when declared. The Company is dependent upon the payment of cash dividends by the Bank to service its commitments. The Company expects that the cash dividends paid by the Bank to the Company will be sufficient to meet this payment schedule. Dividends from the Bank are subject to certain regulatory restrictions.

Off-Balance Sheet Items

The Bank has certain ongoing commitments under operating and capital leases. See
Note 8 of the financial statements at Item 8 of this report for the terms. These commitments do not significantly impact operating results. As of December 31, 2002 commitments to extend credit were the Bank's only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, options, etc. Loan commitments increased to $227.2 million from $195.1 million at December 31, 2001. The commitments represent 33.0% of the total loans outstanding at year-end 2002 versus 29.6% at December 31, 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Market Risk Management" under Item 7 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEX TO FINANCIAL STATEMENTS
                                                                       Page

  Consolidated Balance Sheets as of December 31, 2002 and 2001          32
  Consolidated Statements of Income and Comprehensive Income
     for the years ended December 31, 2002, 2001, and 2000              33
  Consolidated Statements of Changes in Shareholders' Equity
     for  the years ended December 31, 2002, 2001, and 2000             34
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2002, 2001, and 2000                                  35
  Notes to Consolidated Financial Statements                            36
  Independent Auditors' Report                                          58
  Management's Letter of Financial Responsibility                       60

                                TRICO BANCSHARES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          At December 31,
                                                       2002            2001
                                                 -------------------------------
Assets:
   Cash and due from banks                           $67,170         $59,264
   Federal funds sold                                  8,100          18,700
                                                 -------------------------------
      Cash and cash equivalents                       75,270          77,964
   Investment securities available for sale          338,024         224,590
   Loans
      Commercial                                     125,982         130,054
      Consumer                                       201,858         155,046
      Real estate mortgages                          319,969         326,897
      Real estate construction                        39,713          46,735
                                                 -------------------------------
                                                     687,522         658,732
      Allowance for loan losses                      (14,377)        (13,058)
                                                 -------------------------------
      Loans, net of allowance for loan losses        673,145         645,674
   Premises and equipment, net                        17,224          16,457
   Cash value of life insurance                       15,208          14,602
   Other real estate owned                               932              71
   Accrued interest receivable                         5,644           5,522
   Deferred income taxes                               8,429           9,334
   Intangible assets                                   4,043           5,070
   Other assets                                        6,655           6,163
                                                 -------------------------------
      Total Assets                                $1,144,574      $1,005,447
                                                 ===============================
Liabilities:
   Deposits:
      Noninterest-bearing demand                    $232,499        $190,386
      Interest-bearing demand                        182,816         165,542
      Savings                                        297,926         247,399
      Time                                           291,996         277,066
                                                 -------------------------------
      Total deposits                               1,005,237         880,393
   Accrued interest payable                            2,927           3,488
   Other Liabilities                                  14,472          11,677
   Long-term debt and other borrowings                22,924          22,956
                                                 -------------------------------
      Total Liabilities                            1,045,560         918,514
                                                 -------------------------------
Shareholders' Equity:
   Common stock, no par value: Authorized 20,000,000 shares;
   Issued and outstanding:
         7,060,965 at December 31, 2002               50,472
         7,000,980 at December 31, 2001                               49,679
   Retained earnings                                  46,239          37,909
   Accumulated other comprehensive income, net         2,303            (655)
                                                 -------------------------------
      Total Shareholders' Equity                      99,014          86,933
                                                 -------------------------------
Total Liabilities and Shareholders' Equity        $1,144,574      $1,005,447
                                                 ===============================

See Notes to Consolidated Financial Statements



                                            TRICO BANCSHARES
                       CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (In thousands, except per share data)

                                                                          Years ended December 31,
                                                                 ------------------------------------------
                                                                     2002           2001           2000
                                                                 ------------------------------------------
Interest Income:
   Interest and fees on loans                                      $52,472        $58,730        $61,835
   Interest on federal funds sold                                      606          1,506            538
   Interest on investment securities available for sale
     Taxable                                                         9,430          9,543         11,704
     Tax exempt                                                      2,188          2,219          2,250
                                                                 ------------------------------------------
     Total interest income                                          64,696         71,998         76,327
                                                                 ------------------------------------------
Interest Expense:
   Interest on interest-bearing demand deposits                        469          1,487          2,360
   Interest on savings                                               2,710          4,759          6,837
   Interest on time certificates of deposit                          8,441         15,261         15,806
   Interest on short-term borrowing                                      2              7            623
   Interest on long-term debt                                        1,292          1,972          2,917
                                                                 ------------------------------------------
     Total interest expense                                         12,914         23,486         28,543
                                                                 ------------------------------------------
Net Interest Income                                                 51,782         48,512         47,784
                                                                 ------------------------------------------
Provision for loan losses                                            2,800          4,400          5,000
                                                                 ------------------------------------------
Net Interest Income After Provision for Loan Losses                 48,982         44,112         42,784
                                                                 ------------------------------------------
Noninterest Income:
   Service charges and fees                                         11,286          8,095          7,484
   Commissions on sale of non-deposit investment products            2,467          2,576          2,784
   Gain on sale of loans                                             3,641          2,095            802
   Other                                                             1,786          1,680          2,342
   Gain on sale of investments                                           -             36              -
   Gain on sale of insurance company stock                               -          1,756              -
   Gain on receipt of insurance company stock                            -              -          1,510
                                                                 ------------------------------------------
   Total Noninterest Income                                         19,180         16,238         14,922
                                                                 ------------------------------------------
Noninterest Expense:
   Salaries and related benefits                                    24,290         21,199         19,863
   Other                                                            21,681         19,408         17,983
                                                                 ------------------------------------------
   Total Noninterest Expense                                        45,971         40,607         37,846
                                                                 ------------------------------------------
Income Before Income Taxes                                          22,191         19,743         19,860
                                                                 ------------------------------------------
   Provision for income taxes                                        8,122          7,324          7,237
                                                                 ------------------------------------------
Net Income                                                         $14,069        $12,419        $12,623
                                                                 ------------------------------------------
Comprehensive Income:
   Change in unrealized gain on securities available for sale, net   2,931            441          5,209
   Net change in minimum pension liability                              27           (772)             -
                                                                 ------------------------------------------
Comprehensive Income                                               $17,027        $12,088        $17,832
                                                                 ==========================================
Average Shares Outstanding                                           7,019          7,072          7,192
Diluted Average Shares Outstanding                                   7,193          7,219          7,341

Per Share Data
   Basic Earnings                                                    $2.00          $1.76          $1.76
   Diluted Earnings                                                  $1.96          $1.72          $1.72
   Dividends Paid                                                    $0.80          $0.80          $0.79


See Notes to Consolidated Financial Statements



                                     TRICO BANCSHARES
                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                      (In thousands)
                                                                     Accumulated
                                                                        Other
                                             Common      Retained   Comprehensive
                                              Stock      Earnings    Income, net      Total
                                            -------------------------------------------------
Balance, December 31, 1999                   $50,043      $28,613      ($5,533)      $73,123
  Net income for the period                                12,623                     12,623
    Stock issued, including
    stock option tax benefits                    665                                     665
  Repurchase of common stock                    (349)        (427)                      (776)
  Dividends                                                (5,680)                    (5,680)
  Unrealized gain on securities available
    for sale, net                                                        5,209         5,209
                                            -------------------------------------------------
Balance, December 31, 2000                   $50,428      $35,129        ($324)      $85,233
  Net income for the period                                12,419                     12,419
    Stock issued, including
    stock option tax benefits                  1,872                                   1,872
  Repurchase of common stock                  (2,621)      (3,997)                    (6,618)
  Dividends                                                (5,642)                    (5,642)
  Unrealized gain on securities available
    for sale, net                                                          441           441
  Change in minimum pension liability, net                                (772)         (772)
                                            -------------------------------------------------
Balance, December 31, 2001                   $49,679      $37,909        ($655)      $86,933
  Net income for the period                                14,069                     14,069
  Stock issued, including
    stock option tax benefits                    863                                     863
  Repurchase of common stock                     (70)        (119)                      (189)
  Dividends                                                (5,620)                    (5,620)
  Unrealized gain on securities available
    for sale, net                                                        2,931         2,931
  Change in minimum pension liability, net                                  27            27
                                            -------------------------------------------------
Balance December 31, 2002                    $50,472      $46,239       $2,303       $99,014
                                            =================================================


See Notes to Consolidated Financial Statements



                                                 TRICO BANCSHARES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                                           For the year ended December 31,
                                                                     2002               2001                2000
                                                                ----------------------------------------------------
Operating Activities:
  Net income                                                       $14,069            $12,419             $12,623
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation of property and equipment, and amortization       2,608              2,708               2,641
      Amortization of intangible assets                                911                911                 965
      Provision for loan losses                                      2,800              4,400               5,000
      Amortization of investment securities premium, net             1,841                398                 217
      Deferred income taxes                                         (1,247)              (660)               (650)
      Investment security gains, net                                     -             (1,792)             (1,510)
      Originations of loans for resale                            (177,796)          (125,675)            (50,254)
      Proceeds from sale of loans originated for resale            179,415            126,961              50,798
      Gain on sale of loans                                         (3,641)            (2,095)               (802)
      Amortization of mortgage servicing rights                        713                223                 186
      Amortization of stock options                                      -                  -                  69
      Loss (gain) on sale of fixed assets                                8                 (9)                 77
      Gain on sale of other real estate owned, net                      (8)               (80)                (83)
      Provision for losses on other real estate owned                    -                 18                  25
      Change in assets and liabilities:
        (Increase) decrease in interest receivable                    (122)             1,413                (859)
        (Decrease) increase in interest payable                       (561)            (1,757)              1,052
        Increase (decrease) in other assets and liabilities          3,316             (2,161)               (132)
                                                                ----------------------------------------------------
Net Cash Provided by Operating Activities                            22,306            15,222              19,363
                                                                ----------------------------------------------------
Investing Activities:
  Proceeds from maturities of securities available-for-sale        131,592             85,619              39,663
  Proceeds from sales of securities available-for-sale                   -             14,119                   -
  Purchases of securities available-for-sale                      (241,794)           (93,125)            (27,567)
  Net increase in loans                                            (31,203)           (21,678)            (58,330)
Proceeds from sale of premises and equipment                            17                 32                  40
  Purchases of property and equipment                               (3,121)            (1,951)             (2,998)
  Proceeds from sale of other real estate owned                         79              1,757                 928
                                                                ----------------------------------------------------
Net Cash Used by Investing Activities                             (144,430)           (15,227)            (48,264)
                                                                ----------------------------------------------------
Financing Activities:
  Net increase in deposits                                         124,844             42,561              43,722
  Net (decrease) increase in federal funds purchased                     -               (500)                500
  Borrowings under long-term debt agreements                             -                  -              35,000
  Payments of principal on long-term debt agreements                   (32)           (11,027)            (46,522)
  Repurchase of Common Stock                                          (189)            (6,618)               (776)
  Dividends paid                                                    (5,620)            (5,642)             (5,680)
  Exercise of stock options/issuance of Common Stock                   427              1,005                 411
                                                                ----------------------------------------------------
Net Cash Provided by Financing Activities                          119,430             19,779              26,655
                                                                ----------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                (2,694)            19,774              (2,246)
                                                                ----------------------------------------------------
Cash and Cash Equivalents and Beginning of Period                   77,964             58,190              60,436
                                                                ----------------------------------------------------
Cash and Cash Equivalents at End of Period                         $75,270            $77,964             $58,190
                                                                ====================================================
Supplemental Disclosure of Noncash Activities:
  Loans transferred to other real estate owned                         932                325               1,551
Supplemental Disclosure of Cash Flow Activity:
  Cash paid for interest expense                                    13,475             25,243              27,491
  Cash paid for income taxes                                         7,900              9,089               7,573
  Income tax benefit from stock option exercises                      $436               $867                $254


See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001 and 2000

Note 1 - General Summary of Significant Accounting Policies

The  accounting  and  reporting  policies of TriCo  Bancshares  (the  "Company")
conform  to  generally  accepted  accounting   principles.   The  following  are
descriptions of the more significant accounting and reporting policies.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Tri Counties Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations

The Company operates 32 branch offices and 10 in-store branch offices in the California counties of Butte, Contra Costa, Del Norte, Fresno, Glenn, Kern, Lake, Lassen, Madera, Mendocino, Merced, Nevada, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare and Yuba. The Company's operating policy since its inception has emphasized retail banking. Most of the Company's customers are retail customers and small to medium sized businesses.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, investments, intangible assets, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The one accounting estimate that materially affects the financial statements is the allowance for loan losses.

Investment Securities

The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. In 2002 and 2001, the Company did not have any securities classified as either held-to-maturity or trading.

Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of other comprehensive income in shareholders' equity until realized.

Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Unrealized losses due to fluctuations in fair value of securities held to maturity or available for sale are recognized through earnings when it is determined that a permanent decline in value has occurred.

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

Mortgage Operations

Transfers and servicing of financial assets and extinguishments of liabilities are accounted for and reported based on consistent application of a financial-components approach that focuses on control. Transfers of financial assets that are sales are distinguished from transfers that are secured borrowings. Retained interests (mortgage servicing rights) in loans sold are measured by allocating the previous carrying amount of the transferred assets between the loans sold and retained interest, if any, based on their relative fair value at the date of transfer. Fair values are estimated using discounted cash flows based on a current market interest rate.

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold substantially all of its conforming long-term residential mortgage loans originated during 2002, 2001, and 2000 for cash proceeds equal to the fair value of the loans.

The following table summarizes the Company's mortgage servicing rights assets as of December 31, 2002 and 2001.

                               December 31,                         December 31,
  (Dollars in thousands)          2001      Additions   Reductions     2002
                               -------------------------------------------------
  Mortgage Servicing Rights      $1,512      $2,022       ($713)      $2,821
                               =================================================

The recorded value of mortgage servicing rights is included in other assets, and is amortized in proportion to, and over the period of, estimated net servicing revenues. The Company assesses capitalized mortgage servicing rights for impairment based upon the fair value of those rights at each reporting date. For purposes of measuring impairment, the rights are stratified based upon the product type, term and interest rates. Fair value is determined by discounting estimated net future cash flows from mortgage servicing activities using discount rates that approximate current market rates and estimated prepayment rates, among other assumptions. The amount of impairment recognized, if any, is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value. Impairment, if any, is recognized through a valuation allowance for each individual stratum.

At December 31, 2002, the Company had no mortgage loans held for sale. At December 31, 2002 and 2001, the Company serviced real estate mortgage loans for others of $307 million and $196 million, respectively.

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

Other Real Estate Owned

Real estate acquired by foreclosure is carried at the lower of the recorded investment in the property or its fair value less estimated disposition costs. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired less estimated disposition costs by a charge to the allowance for loan losses, when necessary. Any subsequent write-downs are recorded as a valuation allowance with a charge to other expenses in the income statement together with other expenses related to such properties, net of related income. Gains and losses on disposition of such property are included in other income or other expenses as applicable.

Identifiable Intangible Assets

Identifiable intangible assets consist of core deposit intangibles and minimum pension liability.

The following table summarizes the Company's core deposit intangible as of December 31, 2002 and 2001.

                               December 31,                         December 31,
  (Dollar in Thousands)           2001      Additions   Reductions      2002
                               -------------------------------------------------
  Core deposit intangibles      $10,278                               $10,278
  Accumulated amortization       (5,725)                   ($911)      (6,636)
                               -------------------------------------------------
  Core deposit intangibles, net  $4,553                    ($911)      $3,642
                               =================================================
Core deposit premiums are scheduled to amortize at a rate of $227,700 per quarter through the quarter ended December 31, 2006. Core deposit premiums are amortized using an accelerated method over a period of ten years. The Company reviews for impairment of certain intangibles held, whenever events or changes indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

The following table summarizes the Company's minimum pension liability intangible as of December 31, 2002 and 2001.

                                    December 31,                    December 31,
(Dollar in Thousands)                  2001     Additions Reductions    2002
                                    --------------------------------------------
Minimum pension liability intangible   $517                 ($116)      $401
                                    ============================================

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

Stock-Based Compensation

The Company uses the intrinsic value method to account for its stock option plans (in accordance with the provisions of Accounting Principles Board Opinion No. 25). Under this method, compensation expense is recognized for awards of options to purchase shares of common stock to employees under compensatory plans only if the fair market value of the stock at the option grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) permits companies to continue using the intrinsic value method or to adopt a fair value based method to account for stock option plans. The fair value based method results in recognizing as expense over the vesting period the fair value of all stock-based awards on the date of grant. The Company has elected to continue to use the intrinsic value method.

Had compensation cost for the Company's option plans been determined in accordance with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


(in thousands, except per share amounts)                    2002         2001         2000
Net income                              As reported       $14,069      $12,419      $12,623
                                          Pro forma       $13,857      $12,253      $12,507
Basic earnings per share                As reported        $2.00         $1.76        $1.76
                                          Pro forma        $1.97         $1.73        $1.74
Diluted earnings per share              As reported        $1.96         $1.72        $1.72
                                          Pro forma        $1.93         $1.70        $1.70
Stock-based employee compensation
  cost, net of related tax effects,
  included in net income                As reported           $0            $0          $40
                                          Pro forma         $212          $166         $156


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000: risk-free interest rate of 4.01%, 4.80% and 6.65%; expected dividend yield of 3.3%, 4.9% and 4.7%; expected life of 6 years, 6 years and 6 years; expected volatility of 27%, 28% and 30%, respectively. The weighted average grant date fair value of an option to purchase one share of common stock was %5.37, $3.26, and $3.99, respectively.

Comprehensive Income

For the Company, comprehensive income includes net income reported on the statement of income, changes in the fair value of its available-for-sale investments, and changes in the minimum pension liability reported as a component of shareholders' equity. The changes in the components of accumulated other comprehensive income for the years ended December 31, 2002, 2001, and 2000 are reported as follows:


                                                                               2002             2001            2000
                                                                             ----------------------------------------
Unrealized Gain (Loss) on Securities                                                       (in thousands)
Beginning Balance                                                              $117            ($324)        ($5,533)
Unrealized gain (loss) arising during the period, net of tax                  2,931             (669)         $5,209
Less: Reclassification adjustment for net realized gains
on securities available for sale included in net
income during the year, net of tax of $0, $681 and $0, respectively              --            1,110              --
                                                                             ----------------------------------------
Ending Balance                                                               $3,048             $117           ($324)
                                                                             ========================================
Minimum Pension Liability
Beginning Balance                                                             ($772)            $ --            $ --
Change in minimum pension liability, net of tax
 of 18, ($517), and $0, respectively                                             27            ($772)             --
                                                                             ----------------------------------------
Ending Balance                                                                ($745)           ($772)             --
                                                                             ========================================
Total accumulated other comprehensive income (loss), net                     $2,303            ($655)          ($324)
                                                                             ========================================


Reclassifications

Certain amounts previously reported in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation. These reclassifications did not affect previously reported net income or total shareholders' equity.

Accounting Pronouncements

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

Note 2 - Restricted Cash Balances

Reserves (in the form of deposits with the Federal Reserve Bank) of $500,000 were maintained to satisfy Federal regulatory requirements at December 31, 2002 and December 31, 2001. These reserves are included in cash and due from banks in the accompanying balance sheets.

Note 3 - Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables. Also included in the following table are other securities that do not have readily determinable fair value because their ownership is restricted and they lack a market. These other securities are carried at cost and consist mainly of Federal Home Loan Bank stock with a cost of $4,228,000 and $4,000,000 at December 31, 2002 and 2001, respectively:

                                                                                  December 31, 2002
                                                                                  -----------------
                                                                               Gross            Gross         Estimated
                                                           Amortized        Unrealized       Unrealized         Fair
                                                             Cost              Gains           Losses           Value
                                                           ------------------------------------------------------------
Securities Available-for-Sale                                                      (in thousands)
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies                $  58,823          $   319          $      -     $   59,142
Obligations of states and political subdivisions              42,016            2,028                (8)        44,036
Mortgage-backed securities                                   213,770            4,693                 -        218,463
Corporate debt securities                                     13,742              261            (2,033)        11,970
                                                           ------------------------------------------------------------
Total securities available-for-sale                          328,351            7,301            (2,041)       333,611
Other securities                                               4,413                                             4,413
                                                           ------------------------------------------------------------
    Totals                                                 $ 332,764          $ 7,301          $ (2,041)     $ 338,024
                                                           ============================================================


                                                                                  December 31, 2001
                                                                                  -----------------
                                                                               Gross            Gross         Estimated
                                                           Amortized        Unrealized       Unrealized         Fair
                                                             Cost              Gains           Losses           Value
                                                           ------------------------------------------------------------
Securities Available-for-Sale                                                      (in thousands)
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies                $  29,991          $    34          $   (142)     $  29,883
Obligations of states and political subdivisions              44,524              833              (124)        45,233
Mortgage-backed securities                                   131,972            1,246              (217)       133,001
Corporate debt securities                                     13,731              177            (1,620)        12,288
                                                           ------------------------------------------------------------
Total securities available-for-sale                          220,218            2,290            (2,103)       220,405
Other securities                                               4,185                                             4,185
                                                           ------------------------------------------------------------
Totals investment securities                               $ 224,403          $ 2,290          $ (2,103)     $ 224,590
                                                           ============================================================


The amortized cost and estimated fair value of debt securities at December 31, 2002 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   Estimated
                                              Amortized              Fair
                                                Cost                 Value
                                              ------------------------------
                                                      (in thousands)
Investment Securities
Due in one year                                $11,974              $12,149
Due after one year through five years           58,864               59,563
Due after five years through ten years          85,889               87,125
Due after ten years                            171,624              174,774
No stated maturity                               4,413                4,413
                                              ------------------------------
Totals                                        $332,764             $338,024
                                              ==============================


Proceeds from sales of investment securities were as follows:

                         Gross          Gross         Gross
For the Year           Proceeds         Gains        Losses
-----------------------------------------------------------
                                   (in thousands)

     2002                    --            --           --
     2001               $14,119        $1,796           $4
     2000                    --            --           --

Investment securities with an aggregate carrying value of $104,561,000 and $93,605,000 at December 31, 2002 and 2001, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

Note 4 - Allowance for Loan Losses

Activity in the allowance for loan losses was as follows:
                                                     Years Ended December 31,
                                                  2002        2001        2000
                                                --------------------------------
                                                        (in thousands)
Balance, beginning of year                      $13,058     $11,670     $11,037
Provision for loan losses                         2,800       4,400       5,000
Loans charged off                                (1,786)     (3,213)     (4,705)
Recoveries of loans previously charged off          305         201         338
                                                --------------------------------
Balance, end of year                            $14,377     $13,058     $11,670
                                                ================================

Loans classified as nonaccrual amounted to approximately $8,140,000, $5,466,000 and $12,262,000 at December 31, 2002, 2001, and 2000, respectively. These nonaccrual loans were classified as impaired and are included in the recorded balance in impaired loans for the respective years shown below. If interest on those loans had been accrued, such income would have been approximately $477,000, $260,000 and $731,000 in 2002, 2001 and 2000, respectively.

As of December 31, the Company's recorded investment in impaired loans and the related valuation allowance were as follows (in thousands):

                                                        2002
                                           -----------------------------
                                            Recorded           Valuation
                                           Investment          Allowance
                                           -----------------------------
Impaired loans -
  Valuation allowance required                $8,180              $881
  No valuation allowance required                 --                --
                                           -----------------------------
    Total impaired loans                      $8,180              $881
                                           =============================

                                                        2001
                                           -----------------------------
                                            Recorded           Valuation
                                           Investment          Allowance
                                           -----------------------------
Impaired loans -
  Valuation allowance required                $6,050              $881
  No valuation allowance required                 --                --
                                           -----------------------------
    Total impaired loans                      $6,050              $881
                                           =============================

This valuation allowance is included in the allowance for loan losses shown above for the respective year. The average recorded investment in impaired loans was $7,115,000, $9,639,000 and, $7,954,000 for the years ended December 31,
2002, 2001 and 2000, respectively. The Company recognized interest income on impaired loans of $733,000, $441,000 and $1,171,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 5 - Premises and Equipment

Premises and equipment were comprised of:
                                               December 31,
                                         2002               2001
                                        -------------------------
                                              (in thousands)
Premises                                $13,031           $12,269
Furniture and equipment                  18,092            16,133
                                        -------------------------
                                         31,123            28,402
Less:
  Accumulated depreciation
    and amortization                    (17,401)          (15,466)
                                        -------------------------
                                         13,722            12,936
Land and land improvements                3,502             3,521
                                        -------------------------
                                        $17,224           $16,457
                                        =========================

Depreciation and amortization of premises and equipment amounted to $2,329,000, $2,243,000 and $2,152,000 in 2002, 2001 and 2000, respectively.

Note 6 - Time Deposits

At December 31, 2002, the scheduled maturities of time deposits were as follows (in thousands):

                                                      Scheduled
                                                     Maturities
                                                     ----------
        2003                                          $210,757
        2004                                            17,970
        2005                                             8,577
        2006                                               966
        2007 and thereafter                             53,726
                                                     ----------
          Total                                       $291,996
                                                     ==========

Note 7 - Long-Term Debt and Other Borrowings

Long-term debt is as follows:

                                                                                                 December 31,
                                                                                            2002              2001
                                                                                          --------------------------
                                                                                                (in thousands)
FHLB loan, fixed rate of 5.41% payable on April 7, 2008, callable
   in its entirety by FHLB on a quarterly basis beginning April 7, 2003                   $20,000           $20,000
FHLB loan, fixed rate of 5.35% payable on December 9, 2008                                  1,500             1,500
FHLB loan, fixed rate of 5.77% payable on February 23, 2009                                 1,000             1,000
Capital lease obligation on premises, effective rate of 13% payable
  monthly in varying amounts through December 1, 2009                                         424               456
                                                                                          --------------------------
Total long-term debt                                                                      $22,924           $22,956
                                                                                          ==========================

The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at December 31, 2002, this line provided for maximum borrowings of $58,848,000 of which
$22,500,000 was outstanding, leaving $36,348,000 available. The maximum month-end outstanding balances of short term reverse repurchase agreements in 2002 and 2001 were $0 and $0, respectively. The Company has available unused lines of credit totaling $52,500,000 for Federal funds transactions at December 31, 2002.

Note 8 - Commitments and Contingencies (See also Note 16)

At December 31, 2002, future minimum commitments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:

                                               Capital              Operating
                                               Leases                Leases
                                               ------------------------------
                                                       (in thousands)
     2003                                        $90                 $1,115
     2004                                         91                    970
     2005                                         92                    828
     2006                                         93                    660
     2007                                         94                    604
     Thereafter                                  192                  2,102
                                               ------------------------------
     Future minimum lease payments               652                 $6,279
     Less amount representing interest           228               ==========
                                               -------
     Present value of future lease payments     $424
                                               =======

Rent expense under operating leases was $1,201,000 in 2002, $1,241,000 in 2001 and $971,000 in 2000.

The Company is a defendant in legal actions arising from normal business activities. Management believes, after consultation with legal counsel, that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company's financial position or results from operations.

Note 9 - Shareholders' Equity

Dividends Paid

The Bank paid to the Company cash dividends in the aggregate amounts of $5,779,000, $12,187,000 and $7,118,000 in 2002, 2001 and 2000, respectively. The
Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Financial Institutions. California banking laws limit the Bank's ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this regulation, at December 31, 2002, the Bank may pay dividends of $15,390,000.

Shareholders' Rights Plan

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

Also on October 19, 2001, the Company announced that its Board of Directors approved a new plan to repurchase, as conditions warrant, up to 150,000 additional shares of the Company's stock on the open market or in privately negotiated transactions. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 150,000 shares covered by this repurchase plan represented approximately 2.2% of the Company's 6,992,080 then outstanding common shares. As of December 31, 2002, the Company had repurchased 118,800 shares under this new plan.

Note 10 - Stock Options

In May 2001, the Company adopted the TriCo Bancshares 2001 Stock Option Plan (2001 Plan) covering officers, employees, directors of, and consultants to the Company. Under the 2001 Plan, the option price cannot be less than the fair market value of the Common Stock at the date of grant except in the case of substitute options. Options for the 2001 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 2001 Plan are determined individually for each grant.

In May 1995, the Company adopted the TriCo Bancshares 1995 Incentive Stock Option Plan (1995 Plan) covering key employees. Under the 1995 Plan, the option price cannot be less than the fair market value of the Common Stock at the date of grant. Options for the 1995 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 1995 Plan are determined individually for each grant.

The Company also has outstanding options under the TriCo Bancshares 1993 Nonqualified Stock Option Plan (1993 Plan). Options under the 1993 Plan were granted at an exercise price less than the fair market value of the common stock and vest over a six year period. Unexercised options for the 1993 Plan terminate 10 years from the date of the grant.

Stock option activity is summarized in the following table:


                                                                        Weighted      Weighted
                                                                         Average       Average
                                   Number           Option Price        Exercise     Fair Value
                                  Of Shares           Per Share           Price       of Grants
Outstanding at
  December 31, 1999                500,891        4.95   to   18.25        7.82
    Options granted                118,900       16.13   to   16.13       16.13         $3.99
    Options exercised              (78,625)       5.24   to    5.24        5.24
    Options forfeited                 (750)      18.25   to   18.25       18.25
Outstanding at
  December 31, 2000                540,416        4.95   to   18.25       10.01
    Options granted                323,000       16.10   to   16.40       16.38         $3.26
    Options exercised             (192,530)       4.95   to    5.24        5.22
    Options forfeited              (12,000)      16.13   to   18.25       16.92
Outstanding at
  December 31, 2001                658,886       $5.24   to  $18.25      $14.41
    Options granted                 40,500       23.44   to   24.76       23.88         $5.37
    Options exercised              (69,986)       5.24   to   18.25        6.10
    Options forfeited               (2,000)      24.25   to   24.25       24.25
Outstanding at
  December 31, 2002                627,400       $5.24   to  $24.76      $15.92


The following table shows the number, weighted-average exercise price, and the weighted average remaining contractual life of options outstanding, and the number and weighted-average exercise price of options exercisable as of December 31, 2002 by range of exercise price:


                                          Outstanding Options                            Exercisable Options
                            ------------------------------------------------        -----------------------------
                                                            Weighted-Average
       Range of                         Weighted-Average        Remaining                        Weighted-Average
     Exercise Price         Number       Exercise Price     Contractual Life        Number        Exercise Price
          $4-$6             31,550            $5.24               0.92 years        31,550            $5.24
          $8-$10            20,700            $8.93               2.44              20,700            $8.93
         $12-$14            30,000           $12.25               3.48              30,000           $12.25
         $14-$16            15,000           $14.17               4.01              15,000           $14.17
         $16-$18           432,400           $16.32               8.11             176,284           $16.30
         $18-$20            59,250           $18.25               4.78              59,250           $18.25
         $22-$24            20,000           $23.44               9.94                   -             -
         $24-$26            18,500           $24.32               9.37                 500           $24.76


Of the stock options outstanding as of December 31, 2002, 2001, and 2000, options on shares totaling 333,284, 330,046, and 426,902, respectively, were exercisable at weighted average prices of $14.70, $12.50, and $8.38, respectively.

The Company has stock options outstanding under the three option plans described above. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized except for the options granted under the 1993 plan. The Company recognized expense of $0, $0, and $69,000 for the 1993 Plan options in 2002, 2001 and 2000, respectively.

Note 11 - Other Noninterest Income and Expenses

The components of other noninterest income were as follows:

                                                      Years Ended December 31,
                                                    2002       2001       2000
                                                  ------------------------------
                                                         (in thousands)
Increase in cash value of insurance policies        $606        $476       $657
Sale of customer checks                              264         283        286
Gain on sale of other real estate owned                7          80         83
Other                                                909         841      1,316
                                                  ------------------------------
     Total other noninterest income               $1,786      $1,680     $2,342
                                                  ==============================

The components of other noninterest expenses were as follows:
                                               Years Ended December 31,
                                              2002       2001       2000
                                            ------------------------------
                                                   (in thousands)
Equipment and data processing                $4,095     $3,694     $3,376
Occupancy                                     2,954      2,806      2,587
Professional fees                             1,696      1,087      1,005
Telecommunications                            1,422      1,253        957
Advertising                                   1,263      1,132      1,336
Intangible amortization                         911        911        965
ATM network charges                             847        913        770
Postage                                         801        639        486
Courier service                                 720        661        608
Operational losses                              534        227        807
Assessments                                     233        223        222
Net other real estate owned expense              26        175        127
Other                                         6,179      5,687      4,737
                                            ------------------------------
     Total other noninterest expenses       $21,681    $19,408    $17,983
                                            ==============================

Note 12 - Income Taxes

The current and deferred components of the income tax provision were comprised of:

                                 Years Ended December 31,
                                2002       2001       2000
                              ------------------------------
                                      (in thousands)
Current Tax Provision:
  Federal                      $6,826     $5,975     $5,890
  State                         2,543      2,009      1,997
                              ------------------------------
    Total current               9,369      7,984      7,887

Deferred Tax Benefit:
  Federal                        (735)      (518)      (511)
  State                          (512)      (142)      (139)
                              ------------------------------
    Total deferred             (1,247)      (660)      (650)
                              ------------------------------
Provision for income taxes     $8,122     $7,324     $7,237
                              ==============================

Taxes recorded directly to shareholders' equity are not included in the preceding table. These taxes (benefits) relating to changes in minimum pension liability amounting to ($19,000) in 2002, $541,000 in 2001 and $0 in 2000,
unrealized gains and losses on available-for-sale investment securities amounting to $2,142 in 2002, $258,000 in 2001 and $2,996,000 in 2000, and
benefits related to employee stock options of ($436,000) in 2002, ($867,000) in 2001 and ($254,000) in 2000 were recorded directly to shareholders' equity.

The provisions for income taxes applicable to income before taxes for the years ended December 31, 2002, 2001 and 2000 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

                                                      Years Ended December 31,
                                                     2002       2001       2000
                                                    ----------------------------
Federal statutory income tax rate                   35.0%      35.0%      34.0%
State income taxes, net of federal tax benefit       6.0        6.5        6.2
Tax-exempt interest on municipal obligations        (3.3)      (3.9)      (3.9)
Other                                               (1.1)      (0.5)       0.1
                                                    ----------------------------
Effective Tax Rate                                  36.6%      37.1%      36.4%
                                                    ============================

The components of the net deferred tax asset of the Company as of December 31, were as follows:

                                              2002              2001
                                            --------------------------
                                                  (in thousands)
Deferred Tax Assets:
  Loan losses                                $6,045            $5,223
  Deferred compensation                       3,523             3,061
  Intangible amortization                       980               895
  State taxes                                   871               695
  Pension liability                             522               541
  Fixed asset write down                        232               220
  Nonaccrual interest                           201               109
  OREO write downs                              160               167
  Stock option amortization                      32                93
                                            --------------------------
    Total deferred tax assets                12,566            11,004
                                            --------------------------
Deferred Tax Liabilities:
  Unrealized gain on securities              (2,221)              (79)
  Depreciation                                 (645)             (658)
  Securities income                            (419)             (331)
  Securities accretion                         (418)             (368)
  Capital leases                                (95)              (98)
  Other, net                                   (339)             (136)
                                            --------------------------
    Total deferred tax liability             (4,137)           (1,670)
                                            --------------------------
    Net deferred tax asset                   $8,429            $9,334
                                            ==========================

Note 13 - Retirement Plans

Substantially all employees with at least one year of service are covered by a discretionary employee stock ownership plan (ESOP). Contributions are made to the plan at the discretion of the Board of Directors. Contributions to the plan(s) totaling $955,000 in 2002, $850,000 in 2001 and $842,000 in 2000 are
included in salary expense.

The Company has an Executive Deferred Compensation Plan and a Director Deferred Compensation Plan, which allow directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies ($6,564,000 and $6,304,000 at December 31, 2002 and 2001, respectively) to pay the deferred compensation obligations of $4,451,000 and $3,609,000 at December 31, 2002 and 2001, respectively.

The Company has a supplemental retirement plan for directors and a supplemental executive retirement plan covering key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies ($8,644,000 and $8,298,000 at December 31, 2002 and 2001,
respectively) to pay the retirement obligations.

In accordance with the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," the Bank recorded in Other Liabilities an additional minimum pension liability of $1,642,000 related to the supplemental retirement plan as of December 31, 2002. These amounts represent the amount by which the accumulated benefit obligations for this retirement plan exceeded the fair value of plan assets plus amounts previously accrued related to the plan. These additional liabilities have been offset by an intangible asset to the extent of previously unrecognized net transitional obligation and unrecognized prior service costs of each plan. The amount in excess of previously unrecognized prior service cost and unrecognized net transitional obligation is recorded as a reduction of shareholders' equity in the amount of $745,000, representing the after-tax impact, at December 31, 2002.

The following table sets forth the plans' status:
                                                                 December 31,
                                                              2002        2001
                                                            --------------------
                                                                 (in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year                     $(6,261)    $(5,134)
Service cost                                                   (107)        (86)
Interest cost                                                  (428)       (372)
Amendments                                                       --        (108)
Actuarial gain (loss)                                          (367)       (862)
Benefits paid                                                   482         301
                                                            --------------------
Benefit obligation at end of year                           $(6,681)    $(6,261)
                                                            ====================
Change in plan assets:
Fair value of plan assets at beginning of year              $    --     $    --
                                                            --------------------
Fair value of plan assets at end of year                    $    --     $    --
                                                            ====================
Funded status                                               $(6,681)    $(6,261)
Unrecognized net obligation existing at January 1, 1986          80         115
Unrecognized net actuarial loss                               2,354       2,075
Unrecognized prior service cost                                 321         402
Intangible asset                                               (401)       (517)
Accumulated other comprehensive income                       (1,243)     (1,289)
                                                            --------------------
Accrued benefit cost                                        $(5,570)    $(5,475)
                                                            ====================


                                                        Years Ended December 31,
                                                        2002      2001      2000
                                                        ------------------------
                                                             (in thousands)
Net pension cost included the following components:
Service cost-benefits earned during the period          $107      $ 86      $ 74
Interest cost on projected benefit obligation            428       372       317
Amortization of net obligation at transition              35        35        35
Amortization of prior service cost                        81        39        13
Recognized net actuarial loss                             87        53        41
                                                        ------------------------
Net periodic pension cost                               $738      $585      $480
                                                        ========================

The net periodic pension cost was determined using a discount rate assumption of 7.00% for 2002, 7.25% for 2001 and 7.25% for 2000, respectively. The rates of increase in compensation used in each year were 2.5% to 5%.

Note 14 - Earnings per Share

The Company's basic and diluted earnings per share are as follows (in thousands except per share data):


                                                                  Year Ended December 31, 2002
                                                                        Weighted Average
                                                             Income          Shares           Per Share Amount
Basic Earnings per Share
   Net income available to common shareholders                $14,069        7,019,205              $2.00
Common stock options outstanding                                  --           173,809
                                                              -------        --------
Diluted Earnings per Share
   Net income available to common shareholders                $14,069        7,193,014              $1.96
                                                              =======        =========              =====

                                                                    Year Ended December 31, 2001
                                                                        Weighted Average
                                                             Income          Shares          Per Share Amount
Basic Earnings per Share
   Net income available to common shareholders                $12,419       7,072,588               $1.76
Common stock options outstanding                                  --          146,641
                                                              -------       ---------
Diluted Earnings per Share
   Net income available to common shareholders                $12,419       7,219,229               $1.72
                                                              =======       =========               =====

                                                                    Year Ended December 31, 2000
                                                                        Weighted Average
                                                             Income          Shares          Per Share Amount
Basic Earnings per Share
   Net income available to common shareholders                $12,623       7,191,790               $1.76
Common stock options outstanding                                  --          148,939
                                                              -------       ---------
Diluted Earnings per Share
   Net income available to common shareholders                $12,623       7,340,729               $1.72
                                                              =======       =========               =====


Excluded from the computation of diluted earnings per share were 36,000, 0, and 184,150 options for the years ended December 31, 2002, 2001, and 2000, respectively, because the effect of these options was antidilutive.

Note 15 - Related Party Transactions

Certain directors, officers, and companies with which they are associated were customers of, and had banking transactions with, the Company or the Bank in the ordinary course of business. It is the Company's policy that all loans and commitments to lend to officers and directors be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers of the Bank.

The following table summarizes the activity in these loans for 2002:

     Balance                                                Balance
   December 31,      Advances/          Removed/          December 31,
       2001          New Loans          Payments              2002
   -------------------------------------------------------------------
                            (in thousands)
      $6,369          $1,291             $4,322              $3,338


Note 16 - Financial Instruments With Off-Balance Sheet Risk

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


                                                Contractual Amount
                                                   December 31,
                                            --------------------------
                                              2002              2001
                                                  (in thousands)
Financial instruments whose contract
  amounts represent credit risk:

  Commitments to extend credit:
    Commercial loans                         $69,295           $72,646
    Consumer loans                           117,917            91,170
    Real estate mortgage loans                 6,028             2,932
    Real estate construction loans            25,105            23,952
    Standby letters of credit                  8,818             4,391

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

Note 17 - Concentration of Credit Risk

The Company grants agribusiness, commercial, consumer, and residential loans to customers located throughout the northern San Joaquin Valley, the Sacramento Valley and northern mountain regions of California. The Company has a diversified loan portfolio within the business segments located in this geographical area.

Note 18 - Disclosure of Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practical to estimate that value. Cash and due from banks, fed funds purchased and sold, accrued interest receivable and payable, and short-term borrowings are considered short-term instruments. For these short-term instruments their carrying amount approximates their fair value.

Securities

For all securities, fair values are based on quoted market prices or dealer quotes. See Note 3 for further analysis.

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

Commitments to Extend Credit and Standby Letters of Credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counter parties at the reporting date.

Fair value for financial instruments are management's estimates of the values at which the instruments could be exchanged in a transaction between willing parties. These estimates are subjective and may vary significantly from amounts that would be realized in actual transactions. In addition, other significant assets are not considered financial assets including, any mortgage banking operations, deferred tax assets, and premises and equipment. Further, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in any of these estimates.

The estimated fair values of the Company's financial instruments are as follows:

                                            December 31, 2002
                                      -----------------------------
                                        Carrying            Fair
                                         Amount            Value
                                      -----------------------------
Financial assets:                             (in thousands)
  Cash and due from banks                $67,170          $67,170
  Federal funds sold                       8,100            8,100
  Securities:
    Available-for-sale                   338,024          338,024
  Loans, net                             673,145          667,535
  Accrued interest receivable              5,644            5,644
Financial liabilities:
  Deposits                             1,005,237          972,323
  Accrued interest payable                 2,927            2,927
  Long-term borrowings                    22,924           25,347

                                        Contract
                                         Amount
                                      -----------------------------
Off-balance sheet:
  Commitments                            218,345           21,835
  Standby letters of credit                8,818               88



                                            December 31, 2001
                                      -----------------------------
                                        Carrying            Fair
                                         Amount            Value
                                      -----------------------------
Financial assets:                             (in thousands)
  Cash and due from banks                $59,264          $59,264
  Federal funds sold                      18,700           18,700
  Securities:
    Available-for-sale                   224,590          224,590
  Loans, net                             645,674          637,000
  Accrued interest receivable              5,522            5,522
Financial liabilities:
  Deposits                               880,393          832,380
  Accrued interest payable                 3,488            3,488
  Long-term borrowings                    22,956           24,156

                                        Contract
                                         Amount
                                      -----------------------------
Off-balance sheet:
  Commitments                            108,700           10,870
  Standby letters of credit                4,391               44

Note 19 - TriCo Bancshares Financial Statements

TriCo Bancshares (Parent Only) Balance Sheets

                                                             December 31,
Assets                                                  2002              2001
                                                      --------------------------
                                                            (in thousands)
Cash and Cash equivalents                                $239              $241
Securities available-for-sale                             180               180
Investment in Tri Counties Bank                        96,708            85,446
Other assets                                            1,887             1,066
                                                      --------------------------
  Total assets                                        $99,014           $86,933
                                                      ==========================
Liabilities and shareholders' equity

  Total liabilities                                   $    --           $    --
                                                      --------------------------
Shareholders' equity:
Common stock, no par value:
    Authorized 20,000,000 shares;
    issued and outstanding 7,060,965
    and 7,000,980 shares, respectively                $50,472           $49,679
Retained earnings                                      46,239            37,909
Accumulated other comprehensive income (loss)           2,303              (655)
                                                      --------------------------
   Total shareholders' equity                          99,014            86,933
                                                      --------------------------
  Total liabilities and shareholders' equity          $99,014           $86,933
                                                      ==========================


Statements of Income                             Years Ended December 31,
                                                2002       2001       2000
                                              ------------------------------
                                                      (in thousands)
Interest income                                   $18        $17        $18
                                              ------------------------------
Administration expense                            416        980        980
                                              ------------------------------
Loss before equity in net income of
  Tri Counties Bank                              (398)      (963)      (962)
Equity in net income of Tri Counties Bank:
   Distributed                                  5,779     12,187      7,118
   Undistributed                                8,522        798      6,070
Income taxes                                      166        397        397
                                              ------------------------------
   Net income                                 $14,069    $12,419    $12,623
                                              ==============================



Statements of Cash Flows
                                                                        Years ended December 31,
                                                                2002              2001             2000
                                                              -------------------------------------------
                                                                             (in thousands)
Operating activities:
   Net income                                                 $14,069           $12,419          $12,623
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      Undistributed equity in Tri Counties Bank                (8,522)             (798)          (6,070)
      Deferred income taxes                                      (167)             (397)            (397)
                                                              -------------------------------------------
        Net cash provided by operating activities               5,380            11,224            6,156
                                                              -------------------------------------------

Financing activities:
   Issuance of common stock                                       427             1,005              411
   Repurchase of common stock                                    (189)           (6,618)            (776)
   Cash dividends-- common                                     (5,620)           (5,642)          (5,680)
                                                              -------------------------------------------
        Net cash used for financing activities                 (5,382)          (11,255)          (6,045)
                                                              -------------------------------------------
        (Decrease) increase  in cash and cash equivalents          (2)              (31)             111

Cash and cash equivalents at beginning of year                    241               272              161
                                                              -------------------------------------------
Cash and cash equivalents at end of year                         $239              $241             $272
                                                              ===========================================


Note 20 - Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2002, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that Management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                           To Be Well
(Dollars in thousands)                                                                                  Capitalized Under
                                                                                 For Capital            Prompt Corrective
                                                        Actual                Adequacy Purposes         Action Provisions
                                                  Amount       Ratio           Amount      Ratio         Amount      Ratio
As of December 31, 2002:
Total Capital (to Risk Weighted Assets):
  Consolidated                                   $102,378     11.97%         =>$68,427    =>8.0%       =>$85,534    =>10.0%
  Tri Counties Bank    $                          100,046     11.73%         =>$68,259    =>8.0%       =>$85,324    =>10.0%
Tier I Capital (to Risk Weighted Assets):
  Consolidated                                    $91,641     10.71%         =>$34,213    =>4.0%       =>$51,320    => 6.0%
  Tri Counties Bank                               $89,335     10.47%         =>$34,130    =>4.0%       =>$51,195    => 6.0%
Tier I Capital (to Average Assets):
  Consolidated                                    $91,641      8.27%         =>$44,304    =>4.0%       =>$55,380    => 5.0%
  Tri Counties Bank                               $89,369      8.08%         =>$44,222    =>4.0%       =>$55,278    => 5.0%


As of December 31, 2001:
Total Capital (to Risk Weighted Assets):
  Consolidated                                    $91,418     11.68%         =>$62,620    =>8.0%       =>$78,275    =>10.0%
  Tri Counties Bank                               $89,253     11.43%         =>$62,466    =>8.0%       =>$78,083    =>10.0%
Tier I Capital (to Risk Weighted Assets):
  Consolidated                                    $81,595     10.43%         =>$31,310    =>4.0%       =>$46,965    => 6.0%
  Tri Counties Bank                               $79,454     10.18%         =>$31,233    =>4.0%       =>$46,850    => 6.0%
Tier I Capital (to Average Assets):
  Consolidated                                    $81,595      8.17%         =>$39,941    =>4.0%       =>$49,926    => 5.0%
  Tri Counties Bank                               $79,454      7.97%         =>$39,865    =>4.0%       =>$49,832    => 5.0%


Note 21 - Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the four quarters of 2002 and 2001, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.


                                             2002 Quarters Ended
                            December 31,  September 30,   June 30,     March 31,
(Dollars in thousands, except per share data)
Interest income               $16,228        16,435        16,075       15,958
Interest expense                3,245         3,227         3,179        3,263
                              -------       -------       -------      -------
Net interest income            12,983        13,208        12,896       12,695
Provision for loan losses         800           700           500          800
                              -------       -------       -------      -------
Net interest income after
   provision for loan losses   12,183        12,508        12,396       11,895
Noninterest income              5,998         5,413         3,943        3,826
Noninterest expense            12,473        12,133        10,963       10,402
                              -------       -------       -------      -------
Income before income taxes      5,708         5,788         5,376        5,319
Income tax expense              1,960         2,161         2,011        1,990
                              -------       -------       -------      -------
Net income                    $ 3,748       $ 3,627       $ 3,365      $ 3,329
                              =======       =======       =======      =======

Per common share:
   Net income (diluted)       $  0.52       $  0.50       $  0.47      $  0.47
                              =======       =======       =======      ========
   Dividends                  $  0.20       $  0.20       $  0.20      $  0.20
                              =======       =======       =======      =======

                                             2001 Quarters Ended
                            December 31,  September 30,   June 30,     March 31,
(Dollars in thousands, except per share data)
Interest income               $16,860       $18,259       $18,327      $18,552
Interest expense                4,356         5,612         6,323        7,195
                              -------       -------       -------      -------
Net interest income            12,504        12,647        12,004       11,357
Provision for loan losses       1,150           600           775        1,875
                              -------       -------       -------      -------
Net interest income after
   provision for loan losses   11,354        12,047        11,229        9,482
Noninterest income              3,920         3,713         3,577        5,028
Noninterest expense            10,170        10,465        10,233        9,739
                              -------       -------       -------      -------
Income before income taxes      5,104         5,295         4,573        4,771
Income tax expense              1,746         2,050         1,736        1,792
                              -------       -------       -------      -------
Net income                     $3,358       $ 3,245       $ 2,837      $ 2,979
                              =======       =======       =======      =======

Per common share:
   Net income (diluted)       $  0.47       $  0.45       $  0.39      $  0.41
                              =======       =======       =======      =======
   Dividends                  $  0.20       $  0.20       $  0.20      $  0.20
                              =======       =======       =======      =======


Note 22 - Business Segments

The Company is principally engaged in traditional community banking activities provided through its 32 branches and 10 in-store branches located throughout Northern and Central California. Community banking activities include the Bank's commercial and retail lending, deposit gathering and investment and liquidity management activities. In addition to its community banking services, the Bank offers investment brokerage and leasing services. These activities are monitored and reported by Bank management as separate operating segments.

The accounting  policies of the segments are the same as those described in Note
1. The Company evaluates segment performance based on net interest income, or profit or loss from operations, before income taxes not including nonrecurring gains and losses. The results of the separate branches have been aggregated into a single reportable segment, Community Banking. The Company's leasing, investment brokerage and real estate segments do not meet aggregation or materiality criteria and therefore are reported as "Other" in the following table.

Summarized financial information for the years ended December 31, 2002, 2001 and 2000 concerning the Bank's reportable segments is as follows (in thousands):

                                    Community
                                     Banking         Other         Total
 2002
 Net interest income                  $50,755        $1,027        $51,782
 Noninterest income                    16,243         2,937         19,180
 Noninterest expense                   43,904         2,067         45,971
 Net income                            12,864         1,205         14,069
 Assets                            $1,128,148       $16,426     $1,144,574

 2001
 Net interest income                  $46,804        $1,708        $48,512
 Noninterest income                    13,331         2,907         16,238
 Noninterest expense                   38,654         1,953         40,607
 Net income                            10,729         1,690         12,419
 Assets                              $990,279       $15,168     $1,005,447

 2000
 Net interest income                  $46,902          $882        $47,784
 Noninterest income                    11,783         3,139         14,922
 Noninterest expense                   35,864         1,982         37,846
 Net income                            11,328         1,295         12,623
 Assets                              $956,447       $15,624       $972,071

Note 23 - Acquisition

On October 7, 2002, TriCo Bancshares announced that on October 3, 2002 it signed a definitive agreement with Tri Counties Bank, its wholly owned subsidiary, and North State National Bank, pursuant to which TriCo Bancshares will acquire all of the outstanding stock of North State National Bank in exchange for cash of approximately $13 million, approximately 716,000 shares of TriCo Bancshares common stock and options to purchase approximately 92,450 shares of TriCo Bancshares common stock, subject to adjustments as set forth in the agreement. Based upon a closing price of $23.92 per share of TriCo Bancshares common stock on October 3, 2002, the transaction was valued at $31.8 million. On March 19, 2003, shareholders of North State National Bank approved the proposed merger.

                          Independent Auditors' Report



To the Board of Directors
TriCo Bancshares and Subsidiary:


We have audited the accompanying consolidated balance sheet of TriCo Bancshares and Subsidiary as of December 31, 2002, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of TriCo Bancshares as of December 31, 2001, and for the two years then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 18, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriCo Bancshares and Subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP



Sacramento, California
January 17, 2003

                        Independent Auditors' Report(1)



To the Board of Directors and Shareholders of TriCo Bancshares and Subsidiary:

     We have audited the accompanying consolidated balance sheets of TriCo Bancshares (a California corporation) and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriCo Bancshares and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP


San Francisco, California
January 18, 2002


(1) This report is a copy of a previously issued report and the predecessor auditor has not reissued the report. Revisions to prior-period financial statements are considered inconsequential.

MANAGEMENT'S LETTER OF FINANCIAL RESPONSIBILITY

To Our Shareholders:

The Management of TriCo Bancshares is responsible for the preparation, integrity, reliability and consistency of the information contained in this annual report. The consolidated financial statements, which necessarily include amounts based on judgments and estimates, were prepared in conformity with generally accepted accounting principles and prevailing practices in the banking industry. All other financial information appearing throughout this annual report is presented in a manner consistent with the consolidated financial statements.

Management has established and maintains a system of internal controls that provides reasonable assurance that the underlying financial records are reliable for preparing the consolidated financial statements, and that assets are safeguarded from unauthorized use or loss. This system includes extensive written policies and operating procedures and a comprehensive internal audit function, and is supported by the careful selection and training of staff, an organizational structure providing for division of responsibility, and a Code of Ethics covering standards of personal and business conduct.

Management believes that, as of December 31, 2002, the Company's internal control environment is adequate to provide reasonable assurance as to the integrity and reliability of the consolidated financial statements and related financial information contained in the annual report. However, there are limits inherent in all systems of internal accounting control and Management recognizes that errors or irregularities may occur. Based on the recognition that the costs of such systems should not exceed the benefits to be derived, Management believes the Company's system provides an appropriate cost/benefit balance.

The system of internal controls is under the general oversight of the Board of Directors acting through its Audit Committee, which is comprised entirely of outside directors. The Audit Committee monitors the effectiveness of and compliance with internal controls through a continuous program of internal audit. This is accomplished through periodic meetings with Management, internal auditors and independent auditors to assure that each is carrying out their responsibilities.

The Company's 2002 consolidated financial statements have been audited by KPMG LLP, independent certified public auditors elected by the shareholders. All financial records and related data, as well as the minutes of shareholders and directors meetings, have been made available to them. Management believes that all representations made to the independent auditors during their audit were valid and appropriate.

Richard P. Smith
President and Chief Executive Officer

Thomas J. Reddish
Vice President and Chief Financial Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 22, 2002, the Company decided not to renew the engagement of its independent public accountants, Arthur Andersen LLP ("Andersen"). This determination followed the Company's decision to seek proposals from other independent accountants to audit the Company's consolidated financial statements for the year ending December 31, 2002.

The decision not to renew the engagement of Andersen was made by the Board of Directors based upon a recommendation of its Audit Committee.

During the Company's the fiscal year ended December 31, 2001, and during the interim period from December 31, 2001 through March 22, 2002, there were no disagreements between the Company and Andersen on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the matter of the disagreement in connection with their reports. The audit reports of Andersen on the consolidated financial statements of the Company as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were these opinions qualified or modified as to uncertainty, audit scope or accounting principles. The Company requested that Andersen furnish it with a letter, addressed to the commission stating whether or not it agrees with the above statements. The letter from Andersen is incorporated by reference from the Company's 8-K dated March 27, 2002.

Effective March 22, 2002, the Board of Directors, based upon a recommendation of its Audit Committee, retained KPMG LLP ("KPMG") as its independent accountants to audit the Company's consolidated financial statements for the year ending December 31, 2002. The decision to retain KPMG was ratified by shareholders at the Annual Meeting of Shareholders in May 2002.

During the Company's two fiscal years ended December 31, 2001, and during the interim period through March 22, 2002, there were no reportable events as defined in Item 301 (a)(1)(v) of Regulation S-K.

During the Company's two fiscal years ended December 31, 2001, and during the interim period through March 22, 2002, the Company did not consult with KPMG regarding either:

         (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or

         (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of regulation S-K and related instruction to this Item) or a reportable event identified (as described in Item 304(a)(1)(v) of Regulation S-K and related instruction to this Item).

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors and executive officers of the registrant required by this Item 10 is incorporated herein by reference from the "Board of Directors", "Executive Officers" and "Ownership of Voting Securities" sections of the Company's Proxy Statement for the annual meeting of shareholders to be held on May 13, 2003, which will be filed with the commission pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the "Compensation of Executive Officers" section of the Company's Proxy Statement for the annual meeting of shareholders to be held on May 13, 2003, which will be filed with the commission pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows Company common stock authorized for issuance under the Company's equity compensation plans as of December 31, 2002:


                                                        # of securities         Weighted       # of securities remaining
                                                         to be issued           average          available for future
                                                         upon exercise       exercise price      issuance under equity
                                                        of outstanding       of outstanding       compensation plans
                                                       options, warrants    options, warrants    (excluding securities
Plan category                                           and rights (a)       and rights (b)   reflected in column (a)) (c)
-------------                                           ------------------------------------------------------------
Equity compensation plans approved by security holders      627,400             $15.92                 475,825
Equity compensation plans not approved by security holders        0                 --                       0


The information required by this Item 12 is incorporated herein by reference from the "Ownership of Voting Securities" section of the Company's Proxy Statement for the annual meeting of shareholders to be held on May 13, 2003, which will be filed with the commission pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated herein by reference from the "Committees and Meetings of the Board of Directors and Compensation of Directors" sections of the Company's Proxy Statement for the annual meeting of shareholders to be held on May 13, 2003, which will be filed with the commission pursuant to Regulation 14A.

ITEM 14.  CONTROLS AND PROCEDURES

(a) The Chief Executive Officer, Richard Smith, and the Chief Financial Officer, Thomas Reddish, evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this report ("Evaluation Date"). Based on that evaluation, they concluded that as of the Evaluation Date the Company's disclosure controls and procedures are effective to allow timely communication to them of information relating to the Company and the Bank required to be disclosed in its filings with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(a) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     1.   All Financial Statements.

          The consolidated financial statements of Registrant are listed at page 32 of Item 8 of this report, and are incorporated herein by reference.

     2.   Financial statement schedules.

          Schedules have been omitted because they are not applicable or are not required under the instructions contained in Regulation S-X or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto at Item 8 of this report.

     3.   Exhibits.

          The following documents are included or incorporated by reference in this annual report on Form 10-K, and this list includes the Exhibit Index.

Exhibit No.                         Exhibit Index
-----------                         -------------

     2* Acquisition Agreement and Plan of Merger dated October 3, 2002, by and among TriCo Bancshares, Tri Counties Bank and North State National Bank filed as Exhibit 2 to TriCo's Form S-2 Registration Statement dated January 16, 2003 (No. 333-102546)

   3.1*   Articles of Incorporation of TriCo  Bancshares,  as amended,  filed as
          Exhibit 3.1 to TriCo's Report on Form 10-K for the year ended December 31, 1989.

   3.2* Bylaws of TriCo Bancshares, as amended, filed as Exhibit 3.2 to TriCo's Form S-4 Registration Statement dated January 16, 2003 (No. 333-102546)

     4* Certificate of Determination of Preferences of Series AA Junior Participating Preferred Stock filed as Exhibit 3.3 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

  10.1* Rights Agreement dated June 25, 2001, between TriCo and Mellon Investor Services LLC filed as Exhibit 1 to TriCo's Form 8-A dated July 25, 2001

  10.2* Form of Change of Control Agreement dated April 1, 2001, between TriCo and each of Craig Carney, Richard O'Sullivan, Thomas Reddish, Ray Rios and Richard Smith, filed as Exhibit 10.9 to TriCo's Report on Form 10-Q for the quarter ended September 30, 2001

  10.3* TriCo's 1993 Non-Qualified Stock Option Plan filed as Exhibit 4.1 to TriCo's Form S-8 Registration Statement dated January 18, 1995 (No. 33-88704)

  10.4* TriCo's Non-Qualified Stock Option Plan filed as Exhibit 4.2 to TriCo's Form S-8 Registration Statement dated January 18, 1995 (No. 33-88704)

  10.5* TriCo's Incentive Stock Option Plan filed as Exhibit 4.3 to TriCo's Form S-8 Registration Statement dated January 18, 1995 (No. 33-88704)

  10.6*   TriCo's  1995  Incentive  Stock  Option  Plan filed as Exhibit  4.1 to
          TriCo's Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063)

  10.7* TriCo's 2001 Stock Option Plan filed as Exhibit 4 to TriCo's Form S-8 Registration Statement dated July 27, 2001 (No. 33-66064)

  10.8* Employment Agreement between TriCo and Richard Smith dated April 10, 2001, filed as Exhibit 10.8 to TriCo's Form S-4 Registration Statement dated January 16, 2003 (No. 333-102546)

  10.9* Tri Counties Bank Executive Deferred Compensation Plan dated September 1, 1987, as restated April 1, 1992, and amended November 12, 2002, filed as Exhibit 10.9 to TriCo's Form S-4 Registration Statement dated January 16, 2003 (No. 333-102546)

 10.10* Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, filed as Exhibit 10.10 to TriCo's Form S-4 Registration Statement dated January 16, 2003 (No. 333-102546)

 10.11* Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, filed as Exhibit 10.11 to TriCo's Form S-4 Registration Statement dated January 16, 2003 (No. 333-102546)

 10.12* Tri Counties Bank Deferred Compensation Plan for Directors effective April 1, 1992, filed as Exhibit 10.12 to TriCo's Form S-4 Registration Statement dated January 16, 2003 (No. 333-102546)

  11.1    Computation of earnings per share

  21.1 Tri Counties Bank, a California banking corporation, is the sole subsidiary of Registrant

  23.1    Consent of KPMG LLP

  99.1 CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  99.2 CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Previously filed and incorporated herein by reference.

(b)  Reports on Form 8-K:

     During the quarter ended December 31, 2002 the Company filed the following Current Reports on Form 8-K:

           Description                                     Date of Report
           -------------------------------------------     ---------------
           Acquisition agreement and plan of merger by     October 3, 2002
           and among  TriCo  Bancshares, Tri  Counties
           Bank and North State National Bank

(c)  Exhibits filed:

     See Exhibit Index under Item 15(a)(3) above for the list of exhibits required to be filed by Item 601 of regulation S-K with this report.

(d)  Financial statement schedules filed:

     See Item 15(a)(2) above.

ITEM 16.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 16 is incorporated herein by reference from the "Independent Public Accountants" section of the Company's Proxy Statement for the annual meeting of shareholders to be held on May 13, 2003, which will be filed with the commission pursuant to Regulation 14A.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 18, 2003                       TRICO BANCSHARES

                                 By:   /s/ Richard P. Smith
                                       ----------------------------------------
                                       Richard P. Smith, President
                                       and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Date:  March 18, 2003                  /s/ Richard P. Smith
                                       ----------------------------------------
                                       Richard P. Smith, President, Chief
                                       Executive Officer and Director
                                       (Principal Executive Officer)


Date:  March 18, 2003                  /s/ Thomas J. Reddish
                                       ----------------------------------------
                                       Thomas J. Reddish, Vice President and
                                       Chief Financial Officer (Principal
                                       Financial and Accounting Officer)


Date:  March 18, 2003                  /s/ Donald J. Amaral
                                       ----------------------------------------
                                       Donald J. Amaral, Director


Date:  March 18, 2003                  /s/ William J. Casey
                                       ----------------------------------------
                                       William J. Casey, Director and Chairman
                                       of the Board


Date:  March 18, 2003                  /s/ Craig S. Compton
                                       ----------------------------------------
                                       Craig S. Compton, Director


Date:  March 20, 2003                  /s/ Wendell J. Lundberg
                                       ----------------------------------------
                                       Wendell J. Lundberg, Director


Date:  March 18, 2003                  /s/ Donald E. Murphy
                                       ----------------------------------------
                                       Donald E. Murphy, Director and
                                       Vice Chairman of the Board

Date:
                                       ----------------------------------------
                                       Robert H. Steveson, Director and Vice
                                       Chairman of the Board


Date:  March 18, 2003                  /s/ Carroll R. Taresh
                                       ----------------------------------------
                                       Carroll R. Taresh, Director


Date:  March 18, 2003                  /s/ Alex A. Vereschagin, Jr.
                                       ----------------------------------------
                                       Alex A. Vereschagin, Jr., Director

CERTIFICATIONS

I, Richard P. Smith, certify that;

     1.   I have reviewed this annual report on Form 10-K of TriCo Bancshares;
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;
     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:
          a. Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b. Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:
          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and
          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
     6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 18, 2003                    /s/ Richard P. Smith
                                        --------------------------------------
                                        Richard P. Smith
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

I, Thomas J. Reddish, certify that;

     1.   I have reviewed this annual report on Form 10-K of TriCo Bancshares;
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;
     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:
          a. Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b. Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:
          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and
          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
     6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 18, 2003                    /s/ Thomas J. Reddish
                                        ---------------------------------------
                                        Thomas J. Reddish
                                        Vice President and Chief Financial
                                        Officer (Principal Financial Officer)

EXHIBITS

Exhibit 11.1

TRICO  BANCSHARES
Computation of Earnings Per Share on Common and Common Equivalent Shares and on Common Shares Assuming Full Dilution


                                                                    Years ended December 31

                                                    2002         2001         2000         1999         1998
                                                    ----         ----         ----         ----         ----
Shares used in the computation
  of earnings per share1
    Weighted daily average
    of shares outstanding                        7,019,205    7,072,588    7,191,790    7,129,560    7,017,306

    Shares used in the computation
    of diluted earnings per share                7,193,014    7,219,229    7,340,729    7,318,520    7,267,602
                                                 =========    =========    =========    =========    =========

Net income used in the computation
    of earnings per common stock                   $14,069      $12,419      $12,623      $11,403       $8,770
                                                   =======      =======      =======      =======       ======

Basic earnings per share                           $  2.00      $  1.76      $  1.76      $  1.60      $  1.25
                                                   =======      =======      =======      =======      =======

Diluted earnings per share                         $  1.96      $  1.72      $  1.72      $  1.56      $  1.21
                                                   =======      =======      =======      =======      =======


1Retroactively adjusted for stock dividends and stock splits.

Exhibit 23.1


                          Independent Auditors' Consent



To the Audit Committee of the Board of Directors
TriCo Bancshares and Subsidiary:


We consent to the incorporation by reference in the registration statements (Nos. 33-88702, 33-62063, and 33-66064) on Form S-8 of our report dated January 17, 2003, relating to the consolidated balance sheet of TriCo Bancshares and Subsidiary as of December 31, 2002 and the related consolidated statements of income and comprehensive income, and shareholders' equity and cash flows for the year ended December 31, 2002, which report appears in the December 31, 2002, annual report on Form 10-K of TriCo Bancshares and Subsidiary.

Our report, dated January 17, 2003, contains an explanatory paragraph indicating that the consolidated balance sheet of TriCo Bancshares and Subsidiary as of December 31, 2001, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for the two years then ended were audited by other auditors who have ceased operations.



/s/ KPMG LLP


Sacramento, California
March 20, 2003

Exhibit 99.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In connection with the Annual Report of TriCo Bancshares (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


          /s/ Richard P. Smith
          ------------------------------------------
          Richard P. Smith
          President and Chief Executive Officer


Exhibit 99.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In connection with the Annual Report of TriCo Bancshares (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Reddish, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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