Form 10-Q
period 2003-03-31
TRICO BANCSHARES /
filed 2003-05-15
CIK 356171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2003                  Commission file number 0-10661
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

                             Yes  X        No
                                -----        -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes           No  X
                                -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class:  Common stock, no par value

Outstanding shares as of May 12, 2003:  7,825,060

                                TABLE OF CONTENTS

                                                                            Page

Forward Looking Statements                                                    1

PART I - FINANCIAL INFORMATION                                                2

  Item 1 - Financial Statements                                               2

    Financial Summary                                                         6

    Notes to Unaudited Condensed Consolidated Financial Statements            7

  Item 2 - Management's Discussion and Analysis of Financial                 12
           Condition and Results of Operations

  Item 3 - Quantitative and Qualitative Disclosure about Market Risk         21

  Item 4 - Controls and Procedures                                           22

PART II - OTHER INFORMATION                                                  23

  Item 1 - Legal Proceedings                                                 23

  Item 6 - Exhibits and Reports on Form 8-K                                  23

  Signatures                                                                 24

  Certifications                                                             25

  Exhibits                                                                   27

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

On April 4, 2003, the Company acquired North State National Bank, located in Chico, California. Many possible events or factors could affect the future financial results and performance of the Company after the merger including:

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

The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2002, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report.


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                TRICO BANCSHARES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                  (Unaudited)               (Unaudited)
                                                                 At March 31,             At December 31,
                                                            2003              2002             2002
                                                      -------------------------------   -----------------
Assets:
     Cash and due from banks                              $58,925           $42,647          $67,170
     Federal funds sold                                    10,100            55,200            8,100
                                                      -------------------------------   -----------------
         Cash and cash equivalents                         69,025            97,847           75,270

     Investment securities available for sale             354,007           222,594          338,024
     Loans
         Commercial                                       117,329           123,026          125,982
         Consumer                                         210,633           157,428          201,858
         Real estate mortgages                            330,001           315,591          319,969
         Real estate construction                          35,810            41,164           39,713
                                                      -------------------------------   -----------------
                                                          693,773           637,209          687,522

     Allowance for loan losses                            (14,293)          (13,338)         (14,377)
                                                      -------------------------------   -----------------
         Loans, net of allowance for loan losses          679,480           623,871          673,145
     Premises and equipment, net                           17,542            16,136           17,224
     Cash value of life insurance                          29,257            14,722           15,208
     Other real estate owned                                1,608                71              932
     Accrued interest receivable                            5,891             5,480            5,644
     Deferred income taxes                                  8,316             9,337            8,429
     Intangible assets                                      3,815             4,842            4,043
     Other assets                                           7,562             5,033            6,655
                                                      -------------------------------   -----------------
         Total Assets                                  $1,176,503          $999,933       $1,144,574
                                                      ===============================   =================
Liabilities:
     Deposits:
         Noninterest-bearing demand                      $226,373          $172,087         $232,499
         Interest-bearing demand                          188,575           174,852          182,816
         Savings                                          324,584           256,845          297,926
         Time certificates, $100,000 and over              94,089            73,134           90,404
         Other time certificates                          199,031           196,354          201,592
                                                      -------------------------------   -----------------
         Total deposits                                 1,032,652           873,272        1,005,237
     Accrued interest payable                               3,034             2,817            2,927
     Other Liabilities                                     16,010            12,179           14,472
     Long-term debt and other borrowings                   22,915            22,948           22,924
                                                      -------------------------------   -----------------
         Total Liabilities                              1,074,611           911,216        1,045,560
                                                      -------------------------------   -----------------
Shareholders' Equity:
     Authorized - 20,000,000 shares of common stock
     Issued and outstanding:
           7,080,470 at March 31, 2003                     50,768
           6,990,980 at March 31, 2002                                       49,608
           7,060,965 at December 31, 2002                                                     50,472
     Retained earnings                                     48,436            39,720           46,239
     Accumulated other comprehensive income (loss), net     2,688              (611)           2,303
                                                      -------------------------------   -----------------
         Total Shareholders' Equity                       101,892            88,717           99,014
                                                      -------------------------------   -----------------
Total Liabilities and Shareholders' Equity             $1,176,503          $999,933       $1,144,574
                                                      ===============================   =================


                                      -2-

                                TRICO BANCSHARES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 (In thousands, except earnings per share data)

                                                            (Unaudited)
                                                    Three months ended March 31,
                                                         2003           2002
                                                    ----------------------------
Interest Income:
  Interest and fees on loans                           $12,989        $13,008
  Interest on federal funds sold                            84            166
  Interest on investment securities
    available for sale
      Taxable                                            2,744          2,230
      Tax exempt                                           532            554
                                                    ----------------------------
    Total interest income                               16,349         15,958
                                                    ----------------------------
Interest Expense:
  Interest on interest-bearing demand deposits             118            122
  Interest on savings                                      720            680
  Interest on time certificates of deposit               1,959          2,142
  Interest on long-term debt                               318            319
                                                    ----------------------------
    Total interest expense                               3,115          3,263
                                                    ----------------------------
Net Interest Income                                     13,234         12,695
                                                    ----------------------------
Provision for loan losses                                  150            800
                                                    ----------------------------
Net Interest Income After Provision for Loan Losses     13,084         11,895
                                                    ----------------------------
Noninterest Income:
  Service charges and fees                               3,500          1,973
  Gain on sale of loans                                  1,133            963
  Commissions on sale of non-deposit investment products   448            538
  Other                                                    315            352
                                                    ----------------------------
  Total Noninterest Income                               5,396          3,826
                                                    ----------------------------
Noninterest Expense:
  Salaries and related benefits                          6,877          5,739
  Other                                                  5,774          4,663
                                                    ----------------------------
  Total Noninterest Expense                             12,651         10,402
                                                    ----------------------------
Income Before Income Taxes                               5,829          5,319
                                                    ----------------------------
  Provision for income taxes                             2,216          1,990
                                                    ----------------------------
Net Income                                              $3,613         $3,329

Comprehensive Income:
  Change in unrealized gain on securities
    available for sale, net                                385             44
                                                    ----------------------------
Comprehensive Income                                    $3,998         $3,373
                                                    ============================
Average Shares Outstanding                               7,071          6,992
Diluted Average Shares Outstanding                       7,250          7,117

Per Share Data
  Basic Earnings                                         $0.51          $0.48
  Diluted Earnings                                       $0.50          $0.47
  Dividends Paid                                         $0.20          $0.20

                                TRICO BANCSHARES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (In thousands, unaudited)
                                                       Accumulated
                                                          Other
                                   Common   Retained   Comprehensive
                                   Stock    Earnings  Income (Loss), net  Total
                                 -----------------------------------------------
Balance, December 31, 2001        $49,679    $37,909      ($655)        $86,933
  Net income for the period                    3,329                      3,329
  Repurchase of common stock          (71)      (119)                      (190)
  Dividends                                   (1,399)                    (1,399)
  Unrealized gain on securities
    available for sale, net                                  44              44
                                 -----------------------------------------------
Balance March 31, 2002            $49,608    $39,720      ($611)        $88,717
                                 ===============================================

Balance, December 31, 2002        $50,472    $46,239     $2,303         $99,014
  Net income for the period                    3,613                      3,613
  Stock issued, including
    stock option tax benefits         296                                   296
  Dividends                                   (1,416)                    (1,416)
  Unrealized gain on securities
    available for sale, net                                 385             385
                                 -----------------------------------------------
Balance March 31, 2003            $50,768    $48,436     $2,688        $101,892
                                 ===============================================



                                TRICO BANCSHARES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                       For the three months
                                                                         ended March 31,
                                                                     2003               2002
                                                                 -------------------------------
Operating Activities:
   Net income                                                       $3,613              $3,329
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization of property and equipment         653                 668
       Amortization of intangible assets                               228                 228
       Provision for loan losses                                       150                 800
       Amortization of investment securities premium, net              757                 341
       Deferred income taxes                                           (42)                (28)
       Originations of loans for resale                            (53,210)            (46,947)
       Proceeds from sale of loans originated for resale            53,750              47,333
       Gain on sale of loans                                        (1,133)               (963)
       Amortization of mortgage servicing rights                       256                 143
       (Gain) loss on sale of fixed assets                              (2)                 20
       Change in assets and liabilities:
         (Increase) decrease in interest receivable                   (247)                 42
         Increase (decrease) in interest payable                       107                (671)
         Decrease in other assets and liabilities                      762               1,879
                                                                 -------------------------------
Net Cash Provided by Operating Activities                            5,642               6,174
                                                                 -------------------------------
Investing Activities:
   Proceeds from maturities of securities available-for-sale        36,864              28,682
   Purchases of securities available-for-sale                      (53,010)            (26,958)
   Net (increase) decrease in loans                                 (7,161)             21,003
   Proceeds from sale of premises and equipment                          2                   3
   Purchases of property and equipment                                (904)               (303)
   Purchase of life insurance                                      (13,910)                  -
                                                                 -------------------------------
Net Cash (Used) Provided by Investing Activities                   (38,119)             22,427
                                                                 -------------------------------
Financing Activities:
   Net increase (decrease) in deposits                              27,415              (7,121)
   Payments of principal on long-term debt agreements                   (9)                 (8)
   Repurchase of Common Stock                                            -                (190)
   Dividends paid                                                   (1,416)             (1,399)
   Exercise of stock options/issuance of Common Stock                  242                   -
                                                                 -------------------------------
Net Cash Provided (Used) by Financing Activities                    26,232              (8,718)
                                                                 -------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                (6,245)             19,883
                                                                 -------------------------------
Cash and Cash Equivalents and Beginning of Period                   75,270              77,964
                                                                 -------------------------------
Cash and Cash Equivalents at End of Period                         $69,025             $97,847
                                                                 ===============================
Supplemental Disclosure of Noncash Activities:
   Unrealized gain on securities available for sale                   $594                 $69
   Loans transferred to other real estate owned                       $676                   -

Supplemental Disclosure of Cash Flow Activity:
   Cash paid for interest expense                                   $3,008              $3,934
   Cash paid for income taxes                                          $10                   -
   Income tax benefit from stock option exercises                      $54                   -


                                      -5-

                                TRICO BANCSHARES
                                Financial Summary
                (dollars in thousands, except per share amounts)

                                                           (Unaudited)
                                                       Three months ended
                                                            March 31,
                                                 ------------------------------
                                                     2003              2002
                                                 ------------------------------
Net Interest Income (FTE)                           $13,543          $13,000
Provision for loan losses                              (150)            (800)
Noninterest income                                    5,396            3,826
Noninterest expense                                 (12,651)         (10,402)
Provision for income taxes (FTE)                     (2,525)          (2,295)
                                                 ------------------------------
Net income                                           $3,613           $3,329
                                                 ==============================

Average shares outstanding                            7,071            6,992
Diluted average shares outstanding                    7,250            7,117
Shares outstanding at period end                      7,080            6,991

As Reported:
   Basic earnings per share                           $0.51            $0.48
   Diluted earnings per share                         $0.50            $0.47
   Return on assets                                   1.26%            1.34%
   Return on equity                                  14.29%           14.88%
   Net interest margin                                5.17%            5.76%
   Net loan charge-offs to average loans              0.14%            0.32%
   Efficiency ratio (FTE)                            66.80%           61.82%

Average Balances:
   Total assets                                  $1,149,759         $990,471
   Earning assets                                 1,048,286          902,596
   Total loans                                      679,975          642,082
   Total deposits                                 1,003,853          863,029
   Shareholders' equity                            $101,139          $89,505

Balances at Period End:
   Total assets                                  $1,176,503         $999,933
   Earning assets                                 1,057,880          915,003
   Total loans                                      693,773          637,209
   Total deposits                                 1,032,652          873,272
   Shareholders' equity                            $101,892          $88,717

Financial Ratios at Period End:
   Allowance for loan losses to loans                 2.06%            2.09%
   Book value per share                              $14.39           $12.69
   Equity to assets                                   8.66%            8.87%
   Total capital to risk assets                      11.63%           12.12%

Dividends Paid Per Share                              $0.20            $0.20
Dividend Payout Ratio                                39.19%           42.02%

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: General  Summary of  Significant  Accounting  Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented. The interim results for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Tri Counties Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations
The Company operates 33 branch offices and 10 in-store branch offices in the California counties of Butte, Contra Costa, Del Norte, Fresno, Glenn, Kern, Lake, Lassen, Madera, Mendocino, Merced, Nevada, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare and Yuba. The Company's operating policy since its inception has emphasized retail banking. Most of the Company's customers are retail customers and small to medium sized businesses.

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

Investment Securities
The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. During the three months ended March 31, 2003 and throughout 2002, the Company did not have any securities classified as either held-to-maturity or trading.

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold substantially all of its conforming long-term residential mortgage loans originated during three months ended March 31, 2003 for cash proceeds equal to the fair value of the loans.

The following table summarizes the Company's mortgage servicing rights assets as of March 31, 2003 and December 31, 2002.

                                 December 31,                          March 31,
   (Dollars in thousands)            2002     Additions   Reductions     2003
                                 -----------------------------------------------
   Mortgage Servicing Rights        $2,821       $593       ($256)      $3,158
                                 ===============================================

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

At March 31, 2003, the Company had no mortgage loans held for sale. At March 31, 2003 and December 31, 2002, the Company serviced real estate mortgage loans for others of $336 million and $307 million, respectively.

Identifiable Intangible Assets
Identifiable intangible assets consist of core deposit intangibles and minimum pension liability.

The following table summarizes the Company's core deposit intangible as of March 31, 2003 and December 31, 2002.
                                  December 31,                         March 31,
  (Dollar in Thousands)              2002      Additions   Reductions    2003
                                  ----------------------------------------------
  Core deposit intangibles         $10,278                             $10,278
  Accumulated amortization          (6,636)                  ($228)     (6,864)
                                  ----------------------------------------------
  Core deposit intangibles, net     $3,642                   ($228)     $3,414
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

The  following  table  summarizes  the  Company's   minimum  pension   liability
intangible as of March 31, 2003 and December 31, 2002.

                                      December 31,                     March 31,
  (Dollar in Thousands)                  2002     Additions  Reductions   2003
                                      ------------------------------------------
  Minimum pension liability intangible   $401          -           -      $401
                                      ==========================================

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

Had compensation cost for the Company's option plans been determined in accordance with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:
                                                    Three Months Ended March 31,
(in thousands, except per share amounts)                2003             2002
                                                        ----             ----
Net income                           As reported       $3,613           $3,329
                                       Pro forma       $3,561           $3,280
Basic earnings per share             As reported        $0.51            $0.48
                                       Pro forma        $0.50            $0.47
Diluted earnings per share           As reported        $0.50            $0.47
                                       Pro forma        $0.49            $0.46
Stock-based employee compensation
   cost, net of related tax effects,
   included in net income            As reported           $0               $0
                                       Pro forma          $52              $49

Comprehensive Income
For the Company, comprehensive income includes net income reported on the statement of income, changes in the fair value of its available-for-sale investments, and changes in the minimum pension liability reported as a component of shareholders' equity.

The changes in the components of accumulated other comprehensive income (loss) for the three months ended March 31, 2003 and 2002 are reported as follows:

                                         Three Months Ended March 31,
                                             2003             2002
                                         ----------------------------
Unrealized Gain on Securities                   (in thousands)

Beginning Balance                          $3,048             $117
Unrealized gain arising during the
   period, net of tax                         385               44
                                         ----------------------------
Ending Balance                             $3,433             $161
                                         ----------------------------
Minimum Pension Liability
Beginning Balance                           ($745)           ($772)
Change in minimum pension liability,
   net of tax                                   -                -
                                         ----------------------------
Ending Balance                              ($745)           ($772)
                                         ----------------------------
Total accumulated other comprehensive
   income (loss), net                      $2,688            ($611)
                                         ----------------------------

Reclassifications
Certain amounts previously reported in the 2002 financial statements have been reclassified to conform to the 2003 presentation. These reclassifications did not affect previously reported net income or total shareholders' equity.

Subsequent Events
TriCo Bancshares (NASDAQ:TCBK), parent company of Tri Counties Bank, acquired North State National Bank, a national banking organization located in Chico, California, by the merger of North State into its wholly owned subsidiary, Tri Counties Bank, effective 5:01 pm on April 4, 2003. The acquisition and the related merger agreement dated October 3, 2002, was approved by the California Department of Financial Institutions, the Federal Deposit Insurance Corporation, and the shareholders of North State National Bank on March 4, March 7, and March 19, 2003, respectively. At the time of the acquisition, North State had total assets of $144 million. The acquisition was accounted for using the purchase method of accounting.

Under the terms of the merger agreement, TriCo will issue $13,090,105 in cash, 723,511 shares of TriCo common stock, and options to purchase 79,587 shares of TriCo common stock at an average exercise price of $6.22 per share in exchange for all of the 1,234,375 common shares and options to purchase 79,937 common shares of North State National Bank outstanding as of April 4, 2003. The shares of TriCo common stock to be issued were registered on a Form S-4 Registration Statement declared effective on February 3, 2003. At March 31, 2003, TriCo Bancshares had 7,080,470 shares of common stock outstanding. Based upon TriCo's closing stock price of $25.65 on April 4, 2003, the aggregate value of the cash and the TriCo options and common stock to be issued in the merger would be approximately $33,195,000.

On April 15, 2003, TriCo filed a current report on Form 8-K, which contains pro forma financial information concerning the merger.

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

Critical Accounting Policies and Estimates
The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, intangible assets, and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. (See caption "Allowance for Loan Losses" for a more detailed discussion).

Results of Operations
The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company and the Bank's financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto.

The Company had quarterly earnings of $3,613,000, or $0.50 per diluted share, for the three months ended March 31, 2003. These results represent a 6.5% increase from the $0.47 earnings per diluted share reported for the three months ended March 31, 2002 on earnings of $3,329,000. The improvement in results from the year-ago quarter was due to a $543,000 (4.2%) increase in fully tax-equivalent net interest income to $13,543,000, a $650,000 (81.3%) decrease in provision for loan losses to $150,000, and a $1,570,000 (41.0%) increase in noninterest income to $5,396,000. These contributing factors where offset by a $2,249,000 (21.6%) increase in noninterest expense to $12,651,000 for the quarter ended March 31, 2003.

Following is a summary of the components of fully taxable equivalent ("FTE") net income for the periods indicated (dollars in thousands):

                                           Three months ended
                                                March 31,
                                       --------------------------
                                         2003              2002
                                       --------------------------
Net Interest Income (FTE)               $13,543          $13,000
Provision for loan losses                  (150)            (800)
Noninterest income                        5,396            3,826
Noninterest expense                     (12,651)         (10,402)
Provision for income taxes (FTE)         (2,525)          (2,295)
                                       --------------------------
Net income                               $3,613           $3,329
                                       ==========================

Net income for the first quarter of 2003 was $284,000 (8.5%) more than for the same quarter of 2002. A significant increase in noninterest income (up $1.57 million or 41.0%), a $650,000 (81.3%) decrease in provision for loan losses, and a $543,000 (4.2%) increase in fully taxable equivalent net interest income more than offset an increase in noninterest expenses (up $2.25 million or 21.6%). The increase in noninterest income from the year-ago quarter was mainly due to an increase in service charges and fee income on deposit products (up $1,527,000 or 77.4% to $3,500,000), and an increase in gain on sale of loans (up $170,000 or 17.7% to $1,133,000). The increase in service charges and fee income was mainly due to the introduction of an overdraft privilege deposit product in July 2002 that has added a new stream of recurring noninterest income. The increase in gain on sale of loans is due to the Company's ability to originate and sell an increased volume of residential real estate mortgage loans in the current environment of record mortgage refinance. The decrease in provision for loan losses (down $650,000 or 81.3% to $150,000) was due to stable loan quality and the maintenance of adequate loss reserve levels. The increase in net interest income (FTE) was due to an increase in average balance of interest-earning assets (up $145.7 million or 16.1%) that was partially offset by a 59 basis point decrease in net interest margin. The increase in noninterest expense was mainly due to an increase in salary and benefit expense (up $1,138,000 or 19.8% to $6,877,000). The increase in salary and benefits expense was mainly due to annual salary increases, increased commission and incentive expense, and new employees at four new branches the Company opened during 2002. Other noninterest expense also increased (up $1,111,000 or 23.8% to $5,774,000) due to the new branch openings in 2002, and expenses related to increased mortgage banking activity and a new deposit product introduced in July 2002.

Net Interest Income
Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

                                          Three months ended
                                               March 31,
                                      --------------------------
                                           2003         2002
                                      --------------------------
  Interest income                        $16,349      $15,958
  Interest expense                        (3,115)      (3,263)
  FTE adjustment                             309          305
                                      --------------------------
     Net interest income (FTE)           $13,543      $13,000
                                      ==========================
  Average earning assets              $1,048,286     $902,596

  Net interest margin (FTE)                5.17%        5.76%

The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense in interest-bearing liabilities. Net interest income (FTE) during the first quarter of 2003 increased $543,000 (4.2%) from the same period in 2002 to $13,543,000.
The increase in net interest income (FTE) was due to the increased average balances of earning assets (up $145.7 million or 16.1% to $1.048 billion) that was partially offset by a 59 basis point decrease in net interest margin (FTE).

Interest and Fee Income
Interest and fee income (FTE) for the first quarter of 2003 increased $391,000 (2.4%) from the first quarter of 2002. The increase was the net effect of higher average interest-earning assets (up $145.7 million or 16.1% to $1.048 billion) that was partially offset by an 85 basis point decrease in the yield on those average earning assets to 6.36%. The growth in interest-earning assets was led by a $119.1 million (53.9%) increase in average investment security balances to $298.7 million, and a $37.9 million (5.9%) increase in average loan balances. The average balance of federal funds sold decreased $11.3 million (28.4%) to $28.4 million.

The average yield on the Company's earning assets decreased to 6.36% for the quarter ended March 31, 2003 from 7.21% for the quarter ended March 31, 2002. This downward trend in yields was reflective of general interest rate markets during much of 2002. In addition, deposit growth outstripped loan growth during the periods, which resulted in most of the growth in interest-earning assets being in lower yielding investment securities instead of relatively higher yielding loans.

Interest Expense
Interest expense decreased $148,000 (4.5%) in the first quarter of 2003 compared to the year-ago quarter. The decrease was due to a decrease in the average rate paid on interest-bearing liabilities from 1.82% in the first quarter of 2002 to 1.52% in the first quarter of 2003.

The average balance of interest-bearing liabilities increased $100.3 million (14.0%) in the first quarter compared to the year-ago quarter. The increase in interest-bearing liabilities was concentrated in the lower earning interest-bearing demand deposit (up $15.4 million or 9.0%), and savings deposits (up $62.7 million or 24.7%). The average balance of the higher earning time deposits was up $22.2 million (8.2%) from the year-ago quarter. In addition, the average balance of noninterest-bearing deposits increased $40.5 million (24.2%) from the year-ago quarter. The average rate paid for all categories of interest-bearing liabilities decreased from the average rate paid in the year-ago quarter as a result of general market interest rate changes.

Net Interest Margin (FTE)
The following table summarizes the components of the Company's net interest margin for the periods indicated:

                                             Three months ended
                                                  March 31,
                                          -------------------------
                                              2003         2002
                                          -------------------------
Yield on earning assets                       6.36%        7.21%
Rate paid on interest-bearing
   Liabilities                                1.52%        1.82%
                                          -------------------------
   Net interest spread                        4.84%        5.39%
Impact of all other net
   noninterest-bearing funds                  0.33%        0.37%
                                          -------------------------
      Net interest margin                     5.17%        5.76%
                                          =========================

Net interest margin in the first quarter of 2003 decreased 59 basis points compared to the first quarter of 2002. Throughout much of 2002, the Company was able to decrease the rates it paid on interest-bearing deposits approximately as fast as the rates on interest-earning assets decreased. By doing so, the Company was able to maintain a relatively high net interest margin throughout much of 2002. However, in the fourth quarter of 2002, it became increasingly difficult to reduce the rates paid on interest-bearing deposits. As a result, the Company's net interest margin began to decrease. Also, during this time, the Company grew deposits faster than it grew loans. As a result, much of the available funds from these deposits were invested in securities rather than higher yielding loans, and this also contributed to a decrease in net interest margin.

Summary of Average Balances, Yields/Rates and Interest Differential
The following table presents, for the periods indicated, information regarding the Company's consolidated average assets, liabilities and shareholders' equity, the amounts of interest income from average earning assets and resulting yields, and the amount of interest expense paid on interest-bearing liabilities. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual loans only to the extent cash payments have been received and applied to interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the current statutory tax rate (dollars in thousands).


                                                          For the three months ended
                                       ----------------------------------------------------------------
                                                March 31, 2003                  March 31, 2002
                                       -----------------------------     ------------------------------
                                                   Interest    Rates               Interest    Rates
                                         Average   Income/    Earned     Average   Income/    Earned
                                         Balance   Expense     Paid      Balance   Expense     Paid
                                       -----------------------------     ------------------------------
Assets:
Loans                                    $679,975  $12,989    7.64%       $642,082 $13,008     8.10%
Investment securities - taxable           298,737    2,744    3.67%        176,257   2,230     5.06%
Investment securities - nontaxable         41,136      841    8.17%         44,535     859     7.72%
Federal funds sold                         28,438       84    1.18%         39,722     166     1.67%

Total earning assets                    1,048,286   16,658    6.36%        902,596  16,263     7.21%
Other assets                              101,473                           87,875
                                       ----------                        ---------
Total assets                           $1,149,759                         $990,471
                                       ==========                        =========
Liabilities and shareholders' equity:
Interest-bearing demand deposits         $187,017      118    0.25%       $171,606     122     0.28%
Savings deposits                          316,366      720    0.91%        253,679     680     1.07%
Time deposits                             292,924    1,959    2.68%        270,692   2,142     3.17%
Other borrowings                           22,918      318    5.55%         22,951     319     5.56%
                                       -----------------------------     ------------------------------
Total interest-bearing liabilities        819,225    3,115    1.52%        718,928   3,263     1.82%
Noninterest-bearing deposits              207,546                          167,052
Other liabilities                          21,849                           14,986
Shareholders' equity                      101,139                           89,505
                                       ----------                        ---------
Total liabilities and
  shareholders' equity                 $1,149,759                         $990,471
                                       ==========                        =========
Net interest spread(1)                                        4.84%                           5.39%
Net interest income and interest margin(2)         $13,543    5.17%                $13,000    5.76%
                                                  ==================               ====================

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


Summary of Changes in Interest Income and Expense due to Changes in Average Asset & Liability Balances and Yields Earned & Rates Paid

The following table sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components (dollars in thousands).

                                             Three months ended March 31, 2003
                                                compared with three months
                                                   ended March 31, 2002
                                             ---------------------------------
                                              Volume       Rate       Total
                                             ---------------------------------
Increase (decrease) in interest income:
Loans                                           $767       (786)       (19)
Investment securities                          1,666     (1,170)       496
Federal funds sold                               (47)       (35)       (82)
                                             ---------------------------------
   Total earning assets                        2,386     (1,991)       395
                                             ---------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits                  11        (14)        (3)
Savings deposits                                 168       (128)        40
Time deposits                                    176       (360)      (184)
Other borrowings                                   -         (1)        (1)
                                             ---------------------------------
   Total interest-bearing liabilities            355       (503)      (148)
                                             ---------------------------------
Increase (decrease) in Net Interest Income    $2,031    ($1,488)      $543
                                             =================================

Provision for Loan Losses
The Company provided $150,000 for loan losses in the first quarter of 2003 versus $800,000 in the first quarter of 2002. During the first quarter of 2003, the Company recorded $234,000 of net loan charge offs versus $521,000 of net loan charge-offs in the year earlier quarter.

Noninterest Income
The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).

                                             Three months ended
                                                  March 31,
                                            ----------------------
                                              2003          2002
                                            ----------------------
   Service charges on deposit accounts      $2,858        $1,465
   ATM fees and interchange                    520           373
   Other service fees                          122           135
   Gain on sale of loans                     1,133           963
   Commissions on sale of
     nondeposit investment products            448           538
   Increase in cash value of life insurance    139           119
   Other noninterest income                    176           233
                                            ----------------------
   Total noninterest income                 $5,396        $3,826
                                            ======================

Noninterest income for the first quarter of 2003 increased $1,570,000 (41.0%) from the year-ago quarter. The increase in noninterest income from the year-ago quarter was mainly due to an increase in service charges on deposit products (up $1,393,000 or 95.1% to $2,858,000), and an increase in gain on sale of loans (up $170,000 or 17.7% to $1,133,000). The increase in service charges income was mainly due to the introduction of an overdraft privilege deposit product in July 2002 that has added a new stream of recurring noninterest income. The increase in gain on sale of loans is due to the Company's ability to originate and sell an increased volume of residential real estate mortgage loans in the current environment of record mortgage refinance. ATM fees and interchange income increased from the year-ago quarter (up $147,000 or 39.4% to $520,000) due to expansion of Company's ATM network and increased debit card usage.

Noninterest Expense
The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).

                                            Three months ended
                                                 March 31,
                                          ------------------------
                                             2003          2002
                                          ------------------------
   Salaries                                 $4,250        $3,645
   Commissions and incentives                1,111           851
   Employee benefits                         1,516         1,243
   Equipment                                   791           688
   Occupancy                                   747           730
   Professional fees                           574           233
   Telecommunications                          391           339
   Data processing and software                291           238
   Advertising and marketing                   272           165
   Courier service                             248           220
   ATM network charges                         232           192
   Intangible amortization                     228           228
   Postage                                     198           142
   Operational losses                          130            39
   Assessments                                  60            56
   Other                                     1,612         1,393
                                          ------------------------
   Total                                   $12,651       $10,402
                                          ========================
   Average full time equivalent staff          467           417
   Noninterest expense to revenue (FTE)     66.80%        61.82%

Noninterest expense for the first quarter of 2003 increased $2,249,000 (21.6%). The increase in noninterest expense was mainly due to a $1,138,000 (19.8%) increase in salary and benefit expense to $6,877,000. The increase in salary and benefits expense was mainly due to annual salary increases, increased commission and incentive expense, and new employees at the Company's four newly opened branches in 2002. Noninterest expense excluding salaries and benefits also increased (up $1,111,000 or 23.8% to $5,774,000). Approximately $206,000 of this increase was expenses related to the overdraft privilege product introduced in July 2002, and included in professional fees. Also related to the overdraft privilege product introduced in July 2002, was a $75,000 increase in operational losses from the year-ago quarter. Increased advertising expenses accounted for $113,000 of the increase in other noninterest expense.

Provision for Income Tax
The effective tax rate for the three months ended March 31, 2003 was 38.0% and reflects an increase from 37.4% for the three months ended March 31, 2002. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly from tax-exempt loans and state and municipal securities.

Classified Assets
The Company closely monitors the markets in which it conducts its lending operations and continues its strategy to control exposure to loans with high credit risk. Asset reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Assets receiving lesser grades fall under the "classified assets" category, which includes all nonperforming assets and potential problem loans, and receive an elevated level of attention to ensure collection.

The following is a summary of classified assets on the dates indicated (dollars in thousands):

                               At March 31, 2003           At December 31, 2002
                           -------------------------    ------------------------
                             Gross Guaranteed  Net       Gross Guaranteed   Net
                           -----------------------------------------------------
Classified loans           $49,510  $11,973  $37,537    $52,642 $12,280  $40,062
Other classified assets      1,608        -    1,608        932       -      932
                           -----------------------------------------------------
Total classified assets    $51,118  $11,973  $39,145    $53,574 $12,280  $40,994
                           =====================================================
Allowance for loan losses/
     Classified loans                          36.5%                       35.1%

Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies at March 31, 2003, decreased $1.8 million (4.5%) to $39.1 million from $41.0 million at December 31, 2002.

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

Interest income on nonaccrual loans, which would have been recognized during the three months, ended March 31, 2003, if all such loans had been current in accordance with their original terms, totaled $345,000. Interest income actually recognized on these loans during the three months ended March 31, 2003 was $14,500.

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

As shown in the following table, total nonperforming assets net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, increased $13.1 million (144%) to $22.2 million during the first three months of 2003. The increase in nonperforming assets is due to two commercial real estate loans collateralized by a single building. Nonperforming assets net of guarantees represent 1.89% of total assets. All nonaccrual loans are considered to be impaired when determining the need for a specific valuation allowance. The Company continues to make a concerted effort to work problem and potential problem loans to reduce risk of loss.


 (dollars in thousands):
                                                  At March 31, 2003           At December 31, 2002
                                              -------------------------    -------------------------
                                                Gross Guaranteed  Net       Gross Guaranteed   Net
                                              ------------------------------------------------------
Performing nonaccrual loans                   $12,943   $8,265   $4,678    $13,199  $8,432   $4,767
Nonperforming, nonaccrual loans                16,163      502   15,661      4,091     718    3,373
                                              ------------------------------------------------------
Total nonaccrual loans                         29,106    8,767   20,339     17,290   9,150    8,140
Loans 90 days past due and still accruing         271        -      271         40       -       40
                                              ------------------------------------------------------
Total nonperforming loans                      29,377    8,767   20,610     17,330   9,150    8,180
Other real estate owned                         1,608        -    1,608        932       -      932
                                              ------------------------------------------------------
Total nonperforming assets                    $30,985   $8,767  $22,218    $18,262  $9,150   $9,112
                                              ======================================================
Nonperforming loans to total loans                                2.97%                       1.19%
Allowance for loan losses/nonperforming loans                       69%                        176%
Nonperforming assets to total assets                              1.89%                       0.80%
Allowance for loan losses to nonperforming assets                   64%                        158%


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

The Company's method for assessing the appropriateness of the allowance includes specific allowances for identified problem loans and leases as determined by SFAS 114, formula allowance factors for pools of credits, and allowances for changing environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowance factors for loan pools are based on the previous 5 years historical loss experience by product type. Allowances for specific loans are based on SFAS 114 analysis of individual credits. Allowances for changing environmental factors are Management's best estimate of the probable impact these changes have had on the loan portfolio as a whole. This process is explained in detail in the notes to the Company's Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2002.

Based on the current conditions of the loan portfolio, Management believes that the $14,293,000 allowance for loan losses at March 31, 2003 is adequate to absorb probable losses inherent in the Company's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated (dollars in thousands):

                                                  Three months ended
                                                       March 31,
                                                ------------------------
                                                   2003          2002
                                                ------------------------
   Balance, beginning of period                  $14,377       $13,058
   Loan loss provision                               150           800
   Loans charged off                                (280)         (561)
   Recoveries of previously
     charged-off loans                                46            41
                                                ------------------------
   Net charge-offs                                  (234)         (520)
                                                ------------------------
   Balance, end of period                        $14,293       $13,338
                                                ========================
   Allowance for loan losses/loans outstanding     2.06%         2.09%


Capital Resources
The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management. As previously announced on October 19, 2001, the Board of Directors approved a plan to repurchase, as conditions warrant, up to 150,000 shares of the Company's common stock on the open market or in privately negotiated transactions. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. This repurchase plan represented approximately 2.2% of the Company's 6,992,080 common shares outstanding on October 19, 2001, and is open-ended. As of this date, the Company has repurchased 118,800 shares under this plan.

The Company's primary capital resource is shareholders' equity, which was $101.9 million at March 31, 2003. This amount represents an increase of $2.9 million from December 31, 2002, the net result of comprehensive income for the period ($4.0 million) and the issuance of common shares via the exercise of stock options ($0.3 million), partially offset by dividends paid ($1.4 million). The Company's ratio of equity to total assets was 8.66%, 8.87%, and 8.65% as of March 31, 2003, March 31, 2002, and December 31, 2002, respectively.


The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

                                                                                   To Be Well
                                At March 31,         At            Minimum    Capitalized Under
                             ----------------    December 31,    Regulatory   Prompt Corrective
                             2003       2002        2002         Requirement  Action Provisions
                             ------------------------------------------------------------------
   Tier I Capital            10.38%     10.86%     10.71%           4.00%            6.00%
   Total Capital             11.63%     12.12%     11.97%           8.00%           10.00%
   Leverage ratio             8.23%      8.48%      8.27%           4.00%            5.00%


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

At March 31, 2003 and 2002, the results of the simulations noted above indicate that the balance sheet is slightly asset sensitive (earnings increase when interest rates rise). The magnitude of all the simulation results noted above is within the Company's policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

The simulation results noted above do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

At March 31, 2003 and 2002, the Company had no derivative financial instruments.

Liquidity
The Company's principal source of asset liquidity is federal funds sold and marketable investment securities available for sale. At March 31, 2003, federal funds sold and investment securities available for sale totaled $364 million, representing an increase of $18 million or 5.2% from December 31, 2002, and an increase of $86 million or 30.9% from March 31, 2002. In addition, the Company generates additional liquidity from its operating activities. The Company's profitability during the first three months of 2003 generated cash flows from operations of $5.6 million compared to $6.2 million during the first three months of 2002. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks. Sales and maturities of investment securities produced cash inflows of $36.9 million during the three months ended March 31, 2003 compared to $28.7 million for the three months ended March 31, 2002. During the three months ended March 31, 2003, the Company invested $53.0 million, $7.2 million, and $13.9 million in securities, net loan growth, and life insurance policies, respectively, compared to $27.0 million used to purchase investments and $21.0 million provided by a net decrease in loan balances, respectively, during the first three months of 2002. These changes in investment, loan, and life insurance balances contributed to net cash used for investing activities of $38.1 million during the three months ended March 31, 2003, compared to net cash provided from investing activities of $22.4 million during the three months ended March 31, 2002. Financing activities provided net cash of $26.2 million during the three months ended March 31, 2003, compared to net cash used by financing activities of $8.7 million during the three months ended March 31, 2002. Deposit balance increases and exercise of common stock options accounted for $27.4 million and $242,000 of financing sources of funds, respectively, during the three months ended March 31, 2003, compared to deposit balance decreases and repurchases of common stock that accounted for $7.1 million and $190,000 financing uses of funds, respectively, during the three months ended March 31, 2002. Dividends paid used $1.4 million of cash during the three months ended both March 31, 2003 and March 31, 2002. Also, the Company's liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.


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

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Due to the nature of the banking business, the Bank is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business of the Bank.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

     3.1      Restated Articles of Incorporation dated May 9, 2003

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

     10.2* Form of Change of Control Agreement between TriCo and each of Craig Carney (dated February 27, 2003), Richard O'Sullivan (date February 24, 2003), and Thomas Reddish (dated April 10, 2001), filed as Exhibit 10.9 to TriCo's Report on Form 10-Q for the quarter ended September 30, 2001

     10.3* TriCo's 1993 Non-Qualified Stock Option Plan filed as Exhibit 4.1 to TriCo's Form S-8 Registration Statement dated January 18, 1995 (No. 33-88704)

     10.4*    TriCo's  Non-Qualified  Stock Option  Plan filed as Exhibit 4.2 to
              TriCo's Form S-8  Registration   Statement dated  January 18, 1995
              (No. 33-88704)

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

     10.11* Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, filed as Exhibit 10.11 to TriCo's Form S-4 Registration Statement dated January 16, 2003 (No. 333-102546)

     10.12* Tri Counties Bank Deferred Compensation Plan for Directors effective April 1, 1992, filed as Exhibit 10.12 to TriCo's Form S-4 Registration Statement dated January 16, 2003 (No. 333-102546)

     10.13 Employment Agreement between TriCo and Richard O'Sullivan dated April 10, 2001

     11.1     Computation of earnings per share

     21.1 Tri Counties Bank, a California banking corporation, is the sole subsidiary of Registrant

     99.1 CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       * Previously filed and incorporated by reference.

(b) Reports on Form 8-K

     During the quarter ended March 31, 2003 the Company filed the following Current Reports on Form 8-K:

              Description                               Date of Report
              ----------------------------------        ---------------------
              Closing of acquisition of North           April 15, 2003
              State National Bank by TriCo
              Bancshares and Tri Counties Bank.

              Quarterly results of operations.          April 23, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     TRICO BANCSHARES
                                       (Registrant)


Date:  May 12, 2003                  /s/ Thomas J. Reddish
                                     -----------------------------------
                                     Thomas J. Reddish
                                     Vice President and Chief Financial Officer

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



Date: May 12, 2003                      /s/ Richard P. Smith
                                        -------------------------------------
                                        Richard P. Smith
                                        President and Chief Executive Officer

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



Date: May 12, 2003                      /s/ Thomas J. Reddish
                                        -------------------------------------
                                        Thomas J. Reddish
                                        Vice President and Chief Financial
                                        Officer

EXHIBITS

Exhibit 3.1

Restated Articles of Incorporation dated May 9, 2003

                CERTIFICATE OF RESTATED ARTICLES OF INCORPORATION

                                       OF

                                TRICO BANCSHARES



         The undersigned certify that:

    1. They are the president and the secretary, respectively, of TriCo Bancshares, a California corporation.

    2. The original Articles of Incorporation of this corporation were filed by the Secretary of State on October 13, 1981.

    3. The Articles of Incorporation of this corporation as amended to the date of this Certificate are restated on the attached Exhibit which is incorporated by reference as if fully set forth herein.

    4. The foregoing Restated Articles of Incorporation have been duly approved by the Board of Directors.

    5. The Restated Articles of Incorporation shall be, and said Articles are, amended through the date of the filing of this Certificate.

    6. These Restated Articles of Incorporation do not alter or amend in any respect the Articles of Incorporation of this corporation and, pursuant to Section 910 of the California Corporations Code, these Restated Articles may be approved by the Board of Directors alone and do not require the approval of the outstanding shares.

    7. We further declare, under penalty of perjury under the laws of the State of California, that the matters set forth in this Certificate are true and correct of our own knowledge.


Dated:  May 9, 2003.

                                   /s/ Richard P. Smith
                                   ---------------------------------------------
                                   Richard P. Smith, President


                                   /s/ Wendell J. Lundberg
                                   ---------------------------------------------
                                   Wendell J. Lundberg, Secretary

                   EXHIBIT TO CERTIFICATE OF RESTATED ARTICLES
                      OF INCORPORATION OF TRICO BANCSHARES


                       RESTATED ARTICLES OF INCORPORATION

                                       OF

                                TRICO BANCSHARES


                                     First

         The name of this Corporation is TriCo Bancshares.

                                     Second

     The purpose of this Corporation is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of California other than the banking business, the trust company business or the practice of a profession permitted to be incorporated by the California Corporations Code.

                                     Third

     3.1 The Corporation is authorized to issue two classes of shares designated "Preferred Stock" and "Common Stock," respectively. The number of shares of Preferred Stock authorized to be issued is one million (1,000,000), and the number of shares of Common Stock authorized to be issued is twenty million (20,000,000).

     3.2 The Preferred Stock may be divided into such number of series as the Board of Directors may determine. The Board of Directors is authorized to determine and alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of Preferred Stock, and to fix the number of shares of any series of Preferred Stock and the designation of any such series of Preferred Stock. The Board of Directors, within the limits and restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, may increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series subsequent to the issue of shares of that series.

     3.3 Series A Preferred Stock. The rights, preferences and privileges of the Series A Preferred Stock of the Corporation are as set forth in this Section 3.3.

        3.3.1 Designation and Amount. Thirty Thousand Six Hundred (30,600) of the shares of the Preferred Stock of the Corporation are designated Series A Preferred Stock (hereinafter referred to as "Series A Stock").

        3.3.2   Dividends.

          (a) The holders of shares of Series A Stock shall be entitled to receive cash dividends, when and as declared by the Board of Directors out of funds legally available for the purpose, from the date of issue of such shares to and including August 31, 1985, and for each Dividend Period commencing on the first day of each month in each year after August 31, 1985 and ending on and including the day next preceding the first day of the next month (such period ending August 31, 1985 and each of such other periods herein referred to in this Section 3.3 as a "Dividend Period"), at an annual rate of $11.00 per share. The amount of dividend per share payable for the portion of the Dividend Period from the date of original issue of a share of Series A Stock to and including August 31, 1985 and for any other Dividend Period more or less than a full Dividend Period shall be computed on the basis of a 360-day year of twelve 30-day months and the actual number of days elapsed in the period for which payable. The amount of dividend per share payable for each full Dividend Period commencing after August 31, 1985 shall be computed by dividing the annual dividend rate for each Dividend Period by twelve. Dividends shall be payable when and as declared by the Board of Directors, out of funds legally available therefor, to holders of record on such respective dates not exceeding 15 days preceding the payment date thereof as may be determined by the Board of Directors in advance of such payment date. Dividends on account of arrears for any past Dividend Periods may be declared and paid at any time, without reference to any regular dividend payment date, to holders of record on such date not exceeding 15 days preceding the payment date thereof as may be fixed by the Board of Directors. No dividends shall be declared on any other series or class or classes of Preferred Stock ranking on a parity (as that term is defined in Section 3.3.5(d)) with the Series A Stock as to dividends in respect of any Dividend Period unless there shall likewise be or have keen declared on all shares of Series A Stock at the time outstanding like dividends for all Dividend Periods coinciding with or ending before such Dividend Period, ratably in proportion to the respective dividend rates fixed for all such other series or class or classes of Preferred Stock and the Series A Stock. Dividends shall be cumulative and will accrue on each share of Series A Stock from the date of original issuance thereof. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments which may be in arrears.

          (b) If dividends at the rate per share set out in Section 3.3.2(a) for any Dividend Period shall not have been declared and paid or set apart for payment on all outstanding shares of Series A Stock for such Dividend Period and all preceding Dividend Periods from and after the date of issue thereof, then, until the aggregate deficiency shall be declared and fully paid or set apart for payment, the Corporation shall not (i) declare or pay or set apart for payment any dividends or make any other distribution on the Common Stock of the Corporation or any other capital stock of the
     Corporation ranking junior to the Series A Stock with respect to the payment of dividends or distribution of assets on liquidation, dissolution or winding up of the Corporation (which for all purposes shall mean any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary) (the Common Stock and such other stock being herein referred to in this Section 3.3 as "Junior Stock"), other than dividends or distributions paid in shares of, or options, warrants or rights to subscribe for or purchase shares of, Junior Stock, or (ii) make any payment on account of the purchase, redemption or other retirement of any Junior Stock.

        3.3.3 Liquidation Preference. Upon the voluntary or involuntary liquidation, winding up or dissolution of the Corporation, out of the assets available for distribution to shareholders the holders of Series A Stock shall be entitled to receive, in preference to any payment on the
     Junior Stock, an amount equal to $100.00 per share plus cumulative dividends as provided in Section 3.3.2 above accrued and unpaid to the date payment is made available to the Series A Stock and no more. Subject to the rights of the holders of shares of any series or class or classes of stock ranking on a parity with or prior to the Series A Stock upon liquidation, dissolution or winding up, after the full preferential liquidation amount has been paid to, or determined and set apart for, the Series A Stock, the remaining assets shall be paid to the Junior Stock. If upon any liquidation, dissolution or winding up of the Corporation, the assets of the Corporation, or proceeds thereof, distributable among the holders of the shares of the Series A Stock shall be insufficient to pay in full the preferential amount aforesaid and liquidating payments on any other Preferred Stock ranking, as to liquidation, dissolution or winding up, on a parity with the Series A Stock, then such assets, or the proceeds thereof, shall be distributed among the shareholders of Series A Stock and any such other Preferred Stock ratably in accordance with the respective amounts which would be payable on such shares of Series A Stock and any such other Preferred Stock if all amounts payable thereon were paid in full. A reorganization shall not be considered to be a liquidation, winding up or dissolution within the meaning of this Section 3.3.3 and in such event the Series A Stock shall be entitled only to the rights provided in the plan of reorganization and Chapters 12 and 13 of the California General Corporation Law and elsewhere in the Corporation's Articles of Incorporation.

        3.3.4   Redemption.

          (a) The Series A Stock is subject to redemption, out of funds legally available therefor, in whole, or from time to time in part, at the option of the board of directors of the Corporation at or any time after July 1, 1988 or prior thereto upon the approval of at least a majority of the outstanding shares of Series A Stock. If only a part of the Series A Stock is to be redeemed, the redemption shall be carried out pro rata (as nearly as may be). The redemption price shall be $100.00 per share plus cumulative dividends as provided in Section 3.3.2 above accrued and unpaid to the date fixed for redemption (herein called the "redemption price"). In the case of a redemption of less than all of the Series A Stock at anytime outstanding, no such shares may be redeemed until all dividends accrued and unpaid on all Series A Stock then outstanding, other than the shares to be redeemed, shall have been paid or declared and the full amount thereof set apart for payment.

          (b) The Corporation shall mail a notice of redemption to each holder of record of shares to be redeemed addressed to the holder at the address of such holder appearing on the books of the Corporation or given by the holder to the Corporation for the purpose of notice, or if no such address appears or is given at the place where the principal executive office of the Corporation is located, not earlier than 60 nor later than 20 days before the date fixed for redemption. The notice of redemption shall include (i) the class of shares or the part of a class of shares to be redeemed, (ii) the date fixed for redemption, (iii) the redemption price and (iv) the place at which the shareholders may obtain payment of the redemption price upon surrender of their share certificates. If funds are available on the date fixed for the redemption, then whether or not the share certificates are surrendered for payment of the redemption price, the shares shall no longer be outstanding and the holders thereof shall cease to be shareholders of the Corporation with respect to the shares redeemed on and after the date fixed for redemption and shall be entitled only to receive the redemption price without interest upon surrender of the share certificate. If less than all the shares represented by one share certificate are to be redeemed, the Corporation shall issue a new share certificate for the shares not redeemed.

          (c) The Corporation shall also cause a copy of the notice of redemption to be published in a newspaper of general circulation in the county in which the principal executive office of the Corporation is located at least once a week for two successive weeks, in each instance on any day of the week, commencing not earlier than 60 nor later than 20 days before the date fixed for redemption. If the Corporation publishes the notice of redemption as provided in this paragraph (c), the failure of the Corporation to comply with the provision for mailing of notice of redemption in paragraph (b) shall not invalidate the redemption of the shares.

          (d) If, on or prior to any date fixed for redemption, the Corporation deposits with any bank or trust company in this state (which may be an affiliate of the Corporation) as a trust fund a sum sufficient to redeem, on the date fixed for redemption thereof, the shares called for redemption, with irrevocable instructions and authority to the bank or trust company to publish the notice of redemption thereof (or to complete such publication if theretofore commenced) and to pay, on and after the date fixed for redemption or prior thereto, the redemption price of the shares to their respective holders upon surrender of their share certificates, then from and after the date of the deposit (although prior to the date fixed for redemption) the shares so called shall be redeemed and dividends on those shares shall cease to accrue after the date fixed for redemption. The deposit shall constitute full payment of the shares to their holders and from and after the date of the deposit the shares shall no longer be outstanding and the holders thereof shall cease to be shareholders with respect to such shares and shall have no rights with respect thereto except the right to receive from the bank or trust company payment of the redemption price of the shares without interest, upon surrender of their certificates therefor. Any interest accrued on such funds shall be paid to the Corporation from time to time. If less than all the shares represented by one share certificate are to be redeemed, the Corporation shall issue a new share certificate for the shares not redeemed. After two years, the bank or trust company shall return to the Corporation funds deposited and not claimed and thereafter the holder of a share certificate for shares redeemed shall look to the Corporation for payment.

        3.3.5   Voting Rights.

          (a) Except as hereinafter in this Section 3.3.5 expressly provided for and as otherwise required by the laws of the State of California, the Series A Stock shall have no voting rights. If there is a default in whole or in part in the payment of 24 or more cumulative monthly dividends, whether or not consecutive, on the Series A Stock as provided for in
     Section 3.3.2 above, the holders of the outstanding Series A Stock shall have the right, voting separately as a class with holders of shares of any one or more other series of Preferred Stock ranking on a parity with the Series A Stock either as to dividends or the distribution of assets upon liquidation, dissolution or winding up and upon which like voting rights have been conferred and are exercisable, to elect two of the authorized number of members of the Board of Directors of the Corporation at the Corporation's next annual meeting of shareholders. At elections for such directors, each holder of Series A Stock shall be entitled to one vote for each share held (the holders of shares of any other series of Preferred Stock ranking on such a parity and having like voting rights being entitled to such number of votes, if any, for each share of such stock held as may be granted to them). The right of the holders of Series A Stock, voting separately as a class, to elect (either alone or together with the holders of shares of any one or more other series of Preferred Stock ranking on such a parity and having like voting rights) members of the Board of Directors of the Corporation as aforesaid shall continue until such time as all dividends accumulated on the Series A Stock shall have been fully paid or set apart for payment, at which time such right shall terminate, except as herein or by law expressly provided, subject to revesting in the event of each and every subsequent default of the character above mentioned. Upon any termination of the right of the holders of the Series A Stock as a class to vote for directors as herein provided, the term of office of all directors then in office elected by the Series A Stock shall terminate immediately. Any director who shall have been so elected pursuant to this paragraph may be removed at any time, either with or without cause, and any vacancy thereby created may be filled, only by the affirmative vote of the holders of Series A Stock voting separately as a class (either alone or together with the holders of shares of any one or more other series of Preferred Stock ranking on such a parity and having like voting rights). If the office of any director elected by the holders of Series A Stock voting as a class becomes vacant for any reason other than removal from office as aforesaid, the remaining director may choose a successor who shall hold office for the unexpired term in respect of which such vacancy occurred.

          (b) So long as any shares of Series A Stock remain outstanding, the consent of the holders of at least a majority of the shares of Series A Stock outstanding at the time (voting separately as a class together with all other series of Preferred Stock ranking on a parity with the Series A Stock either as to dividends or the distribution of assets upon liquidation, dissolution or winding up and upon which like voting rights have been conferred and are exercisable) shall be necessary to permit, effect or validate any one or more of the following:

               (i) the authorization, creation or issuance of a new class or series of shares having rights, preferences or privileges prior (as that term is defined in Section 3.3.5(d)) to the shares of the Series A Stock, or any increase in the number of authorized shares of any class or series having rights, preferences or privileges prior to the shares of Series A Stock; or

               (ii) the amendment, alteration or repeal, whether by merger, consolidation or otherwise, of any of the provisions of the Articles of Incorporation of the Corporation which would materially and adversely affect any right, preference, privilege or voting power of the Series A Stock or of the holders thereof, provided, however that any increase in the amount of authorized Common Stock or authorized Preferred Stock or the creation and issuance of other series of Common Stock or Preferred Stock, in each case ranking on a parity with or junior to the Series A Stock with respect to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up, shall not be deemed to materially and adversely affect such rights, preferences, privileges or voting powers.

          (c) The foregoing voting provisions shall not apply if, at or prior to the time when the act with respect to which such vote would otherwise be required shall be effected, all outstanding shares of Series A Stock shall have been redeemed or called for redemption and sufficient funds shall have been deposited in trust to effect such redemption.

          (d) Any class or classes of stock of the Corporation shall be deemed to rank:

          (i) prior to the Series A Stock as to dividends or as to distribution of assets upon liquidation, dissolution or winding up if the holders of such class shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in preference or priority to the holders of Series A Stock; and

          (ii) on a parity with the Series A Stock as to dividends or as to distribution of assets upon liquidation, dissolution or winding up, whether or not the dividend rates, dividend payment dates or redemption or liquidation prices per share thereof are different from those of the Series A Stock if the holders of such class of stock and of the Series A Stock shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in proportion to their respective dividend rates or liquidation prices, without preference or priority one over the other.

     3.4 Series B Preferred Stock. The rights, preferences and privileges of the Series B Preferred Stock of the Corporation are as set forth in this Section 3.4.

        3.4.1 Designation and Amount. Eight Thousand (8,000) of the shares of the Preferred Stock of the Corporation are designated Series B Preferred Stock (hereinafter referred to as "Series B Stock").

        3.4.2   Dividends.

          (a) The holders of shares of Series B Stock shall be entitled to receive cash dividends, when and as declared by the Board of Directors out of funds legally available for the purpose, from the date of issue of such shares to and including November 30, 1988, and for each Dividend Period commencing on the first day of each month in each year after November 30, 1988 and ending on and including the day next preceding the first day of the next month (such period ending November 30, 1988 and each of such other periods herein referred to in this Section 3.4 as a "Dividend Period"), at an annual rate of $52.50 per share. The amount of dividend per share payable for the portion of the Dividend Period from the date of original issue of a share of Series B Stock to and including November 30, 1988 and for any other Dividend Period more or less than a full Dividend Period shall be computed on the basis of a 360-day year of twelve 30-day months and the actual number of days elapsed in the period for which payable. The amount of dividend per share payable for each full Dividend Period commencing after November 30, 1988 shall be computed by dividing the annual dividend rate for each Dividend Period by twelve. Dividends shall be payable when and as declared by the Board of Directors, out of funds legally available therefor, to holders of record on such respective dates not exceeding 15 days preceding the payment date thereof as may be determined by the Board of Directors in advance of such payment date. Dividends on account of arrears for any past Dividend Periods may be declared and paid at any time, without reference to any regular dividend payment date, to holders of record on such date not exceeding 15 days preceding the payment date thereof as may be fixed by the Board of Directors. No dividends shall be declared on any other series or class or classes of Preferred Stock ranking on a parity (as that term is defined in Section 3.4.5(d)) with the Series B Stock as to dividends in respect of any Dividend Period unless there shall likewise be or have been declared on all shares of Series B Stock at the time outstanding like dividends for all Dividend Periods coinciding with or ending before such Dividend Period, ratably in proportion to the respective dividend rates fixed for all such other series or class or classes of Preferred Stock and the Series B Stock. Dividends shall be cumulative and will accrue on each share of Series B Stock from the date of original issuance thereof. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments which may be in arrears.

          (b) If dividends at the rate per share set out in Section 3.4.2(a) for any Dividend Period shall not have been declared and paid or set apart for payment on all outstanding shares of Series B Stock for such Dividend Period and all preceding Dividend Periods from and after the date of issue thereof, then, until the aggregate deficiency shall be declared and fully paid or set apart for payment, the Corporation shall not (i) declare or pay or set apart for payment any dividends or make any other distribution on the Common Stock of the Corporation or any other capital stock of the
     Corporation ranking junior to the Series B Stock with respect to the payment of dividends or distribution of assets on liquidation, dissolution or winding up of the Corporation (which for all purposes shall mean any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary) (the Common Stock and such other stock being herein referred to in this Section 3.4 as "Junior Stock"), other than dividend or distributions paid in shares of, or options, warrants or rights to subscribe for or purchase shares of, Junior Stock, or (ii) make any payment on account of the purchase, redemption or other retirement of any Junior Stock.

        3.4.3 Liquidation Preference. Upon the voluntary or involuntary liquidation, winding up or dissolution of the Corporation, out of the assets available for distribution to shareholders the holders of Series B Stock shall be entitled to receive, in preference to any payment on the
     Junior Stock, an amount equal to $500.00 per share plus cumulative dividends as provided in Section 3.4.2 above accrued and unpaid to the date payment is made available to the Series B Stock and no more. Subject to the rights of the holders of shares of any series or class or classes of stock ranking on a parity with or prior to the Series B Stock upon liquidation, dissolution or winding up, after the full preferential liquidation amount has been paid to, or determined and set apart for, the Series B Stock, the remaining assets shall be paid to the Junior Stock. If upon any liquidation, dissolution or winding up of the Corporation, the assets of the Corporation, or proceeds thereof, distributable among the holders of the shares of the Series B Stock shall be insufficient to pay in full the preferential amount aforesaid and liquidating payments on any other Preferred Stock ranking, as to liquidation, dissolution or winding up, on a parity with the Series B Stock, then such assets, or the proceeds thereof, shall be distributed among the shareholders of Series B Stock and any such other Preferred Stock ratably in accordance with the respective amounts which would be payable on such shares of Series B Stock and any such other Preferred Stock if all amounts payable thereon were paid in full. A reorganization shall not be considered to be a liquidation, winding up or dissolution within the meaning of this Section 3.4.3 and in such event the Series B Stock shall be entitled only to the rights provided in the plan of reorganization and Chapters 12 and 13 of the California General Corporation Law and elsewhere in the Corporation's Articles of Incorporation.

        3.4.4   Redemption.

          (a) The Series B Stock is subject to redemption, out of funds legally available therefor, in whole, or from time to time in part, at the option of the board of directors of the Corporation at or any time after August 1, 1995 or prior thereto upon the approval of at least a majority of the outstanding shares of Series B Stock. If only a part of the Series B Stock is to be redeemed, the redemption shall be carried out pro rata (as nearly as may be). The redemption price shall be $500.00 per share plus cumulative dividends as provided in Section 3.4.2 above accrued and unpaid to the date fixed for redemption (herein called the "redemption price"). In the case of a redemption of less than all of the Series B Stock at anytime outstanding, no such shares may be redeemed until all dividends accrued and unpaid on all Series B Stock then outstanding, other than the shares to be redeemed, shall have been paid or declared and the full amount thereof set apart for payment.

          (b) The Corporation shall mail a notice of redemption to each holder of record of shares to be redeemed addressed to the holder at the address of such holder appearing on the books of the Corporation or given by the holder to the Corporation for the purpose of notice, or if no such address appears or is given at the place where the principal executive office of the Corporation is located, not earlier than 60 nor later than 20 days before the date fixed for redemption. The notice of redemption shall include (i) the class of shares or the part of a class of shares to be redeemed, (ii) the date fixed for redemption, (iii) the redemption price and (iv) the place at which the shareholders may obtain payment of the redemption price upon surrender of their share certificates. If funds are available on the date fixed for the redemption, then whether or not the share certificates are surrendered for payment of the redemption price, the shares shall no longer be outstanding and the holders thereof shall cease to be shareholders of the Corporation with respect to the shares redeemed on and after the date fixed for redemption and shall be entitled only to receive the redemption price without interest upon surrender of the share certificate. If less than all the shares represented by one share certificate are to be redeemed, the Corporation shall issue a new share certificate for the shares not redeemed.

          (c) The Corporation shall also cause a copy of the notice of redemption to be published in a newspaper of general circulation in the county in which the principal executive office of the Corporation is located at least once a week for two successive weeks, in each instance on any day of the week, commencing not earlier than 60 nor later than 20 days before the date fixed for redemption. If the Corporation publishes the notice of redemption as provided in this paragraph (c), the failure of the Corporation to comply with the provision for mailing of notice of redemption in paragraph (b) shall not invalidate the redemption of the shares.

          (d) If, on or prior to any date fixed for redemption, the Corporation deposits with any bank or trust company in this state (which may be an affiliate of the Corporation) as a trust fund a sum sufficient to redeem, on the date fixed for redemption thereof, the shares called for redemption, with irrevocable instructions and authority to the bank or trust company to publish the notice of redemption thereof (or to complete such publication if theretofore commenced) and to pay, on and after the date fixed for redemption or prior thereto, the redemption price of the shares to their respective holders upon surrender of their share certificates, then from and after the date of the deposit (although prior to the date fixed for redemption) the shares so called shall be redeemed and dividends on those shares shall cease to accrue after the date fixed for redemption. The deposit shall constitute full payment of the shares to their holders and from and after the date of the deposit the shares shall no longer be outstanding and the holders thereof shall cease to be shareholders with respect to such shares and shall have no rights with respect thereto except the right to receive from the bank or trust company payment of the redemption price of the shares without interest, upon surrender of their certificates therefor. Any interest accrued on such funds shall be paid to the Corporation from time to time. If less than all the shares represented by one share certificate are to be redeemed, the Corporation shall issue a new share certificate for the shares not redeemed. After two years, the bank or trust company shall return to the Corporation funds deposited and not claimed and thereafter the holder of a share certificate for shares redeemed shall look to the Corporation for payment.

        3.4.5   Voting Rights.

          (a) Except as hereinafter in this Section 3.4.5 expressly provided for and as otherwise required by the laws of the State of California, the Series B Stock shall have no voting rights. If there is a default in whole or in part in the payment of 24 or more cumulative monthly dividends, whether or not consecutive, on the Series B Stock as provided for in
     Section 3.4.2 above, the holders of the outstanding Series B Stock shall have the right, voting separately as a class with holders of shares of any one or more other series of Preferred Stock ranking on a parity with the Series B Stock either as to dividends or the distribution of assets upon liquidation, dissolution or winding up and upon which like voting rights have been conferred and are exercisable, to elect two of the authorized number of members of the Board of Directors of the Corporation at the Corporation's next annual meeting of shareholders. At elections for such directors, each holder of Series B Stock shall be entitled to one vote for each share held (the holders of shares of any other series of Preferred Stock ranking on such a parity and having like voting rights being entitled to such number of votes, if any, for each share of such stock held as may be granted to them). The right of the holders of Series B Stock, voting separately as a class, to elect (either alone or together with the holders of shares of any one or more other series of Preferred Stock ranking on such a parity and having like voting rights) members of the Board of Directors of the Corporation as aforesaid shall continue until such time as all dividends accumulated on the Series B Stock shall have been fully paid or set apart for payment, at which time such right shall terminate, except as herein or by law expressly provided, subject to revesting in the event of each and every subsequent default of the character above mentioned. Upon any termination of the right of the holders of the Series B Stock as a class to vote for directors as herein provided, the term of office of all directors then in office elected by the Series B Stock shall terminate immediately. Any director who shall have been so elected pursuant to this paragraph may be removed at any time, either with or without cause, and any vacancy thereby created may be filled, only by the affirmative vote of the holders of Series B Stock voting separately as a class (either alone or together with the holders of shares of any one or more other series of Preferred Stock ranking on such a parity and having like voting rights). If the office of any director elected by the holders of Series B Stock voting as a class becomes vacant for any reason other than removal from office as aforesaid, the remaining director may choose a successor who shall hold office for the unexpired term in respect of which such vacancy occurred.

          (b) So long as any shares of Series B Stock remain outstanding, the consent of the holders of at least a majority of the shares of Series B Stock outstanding at the time (voting separately as a class together with all other series of Preferred Stock ranking on a parity with the Series B Stock either as to dividends or the distribution of assets upon liquidation, dissolution or winding up and upon which like voting rights have been conferred and are exercisable) shall be necessary to permit, effect or validate any one or more of the following:

               (i) the authorization, creation or issuance of a new class or series of shares having rights, preferences or privileges prior (as that term is defined in Section 3.4.5(d)) to the shares of the Series B Stock, or any increase in the number of authorized shares of any class or series having rights, preferences or privileges prior to the shares of Series B Stock; or

               (ii) the amendment, alteration or repeal, whether by merger, consolidation or otherwise, of any of the provisions of the Articles of Incorporation of the Corporation which would materially and adversely affect any right, preference, privilege or voting power of the Series B Stock or of the holders thereof, provided, however that any increase in the amount of authorized Common Stock or authorized Preferred Stock or the creation and issuance of other series of Common Stock or Preferred Stock, in each case ranking on a parity with or junior to the Series B Stock with respect to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up, shall not be deemed to materially and adversely affect such rights, preferences, privileges or voting powers.

          (c) The foregoing voting provisions shall not apply if, at or prior to the time when the act with respect to which such vote would otherwise be required shall be effected, all outstanding shares of Series B Stock shall have been redeemed or called for redemption and sufficient funds shall have been deposited in trust to effect such redemption.

          (d) Any class or classes of stock of the Corporation shall be deemed to rank:

               (i) prior to the Series B Stock as to dividends or as to distribution of assets upon liquidation, dissolution or winding up if the holders of such class shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in preference or priority to the holders of Series B Stock; and

               (ii) on a parity with the Series B Stock as to dividends or as to distribution of assets upon liquidation, dissolution or winding up, whether or not the dividend rates, dividend payment dates or redemption or liquidation prices per share thereof are different from those of the Series B Stock, if the holders of such class of stock and of the Series B Stock shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in proportion to their respective dividend rates or liquidation prices, without preference or priority one over the other.

        3.4.6 Series A Preferred Stock. For purposes of the foregoing provisions, the Series A Preferred Stock of the Corporation shall be deemed to rank on a parity with the Series B Stock for purposes of Sections 3.4.2,
     3.4.3 and 3.4.5 hereof.

     3.5 Series C Preferred Stock. The rights, preferences and privileges of the Series C Preferred Stock of the Corporation are as set forth in this Section 3.5.

        3.5.1 Designation and Amount. Seventeen Thousand (17,000) of the shares of the Preferred Stock of the Corporation are designated Series C Preferred Stock (hereinafter referred to as "Series C Stock").

        3.5.2   Dividends.

          (a) The holders of shares of Series C Stock shall be entitled to receive cash dividends, when and as declared by the Board of Directors out of funds legally available for the purpose, from the date of issue of such shares to and including the last day of the month following the month in which such issuance occurred (the "Initial Dividend Period"), and for each whole month thereafter (such Initial Dividend Period and each whole, month thereafter shall be herein referred to in this Section 3.5 as a "Dividend Period"), at an annual rate of $13.50 per share. The amount of dividend per share payable for the Initial Dividend Period and for any other Dividend Period more or less than a full month shall be computed on the basis of a 360-day year of twelve 30-day months and the actual number of days elapsed in the period for which payable. The amount of dividend per share payable for each full Dividend Period commencing after the Initial Dividend Period, shall be computed by dividing the annual dividend rate for each Dividend Period by twelve. Dividends shall be payable when and as declared by the Board of Directors, out of funds legally available therefor, to holders of record on such respective dates not exceeding 15 days preceding the payment date thereof as may be determined by the Board of Directors in advance of such payment date. Dividends on account of arrears for any past Dividend Periods may be declared and paid at any time, without reference to any regular dividend payment date, to holders of record on such date not exceeding 15 days preceding the payment date thereof as may be fixed by the Board of Directors. No dividends shall be declared on any other series or class or classes of Preferred Stock on a parity (as that term is defined in Section 3.5.5(d)) with the Series C Stock as to dividends in respect of any Dividend Period unless there shall likewise be or have been declared on all shares of Series C Stock at the time outstanding like dividends for all Dividend Periods coinciding with or ending before such Dividend Period, ratably in proportion to the respective dividend rates fixed for all such other series or class or classes of Preferred Stock and the Series C Stock. Dividends shall be cumulative and will accrue on each share of Series C Stock from the date of original issuance thereof. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments which may be in arrears.

          (b) If dividends at the rate per share set out in Section 3.5.2(a) for any Dividend Period shall not have been declared and paid or set apart for payment on all outstanding shares of Series C Stock for such Dividend Period and all preceding Dividend Periods from and after the date of issue thereof, then, until the aggregate deficiency shall be declared and fully paid or set apart for payment, the Corporation shall not (i) declare or pay or set apart for payment any dividends or make any other distribution on the Common Stock of the Corporation or any other capital stock of the
     Corporation ranking junior to the series C Stock with respect to the payment of dividends or distribution of assets on liquidation, dissolution or winding up of the Corporation (which for all purposes shall mean any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary) (the Common Stock and such other stock being herein referred to in this Section 3.5 as "Junior Stock"), other than dividends or distributions paid in shares of, or options, warrants or rights to subscribe for or purchase shares of, Junior Stock, or (ii) make any payment on account of the purchase, redemption or other retirement of any Junior Stock.

        3.5.3 Liquidation Preference. Upon the voluntary or involuntary liquidation, winding up or dissolution of the Corporation, out of the assets available for distribution to shareholders the holders of Series C Stock shall be entitled to receive, in preference to any payment on the
     Junior Stock, an amount equal to $135.00 per share plus cumulative dividends as provided in Section 3.5.2 above accrued and unpaid to the date payment is made available to the Series C Stock and no more. Subject to the rights of the holders of shares of any series or class or classes of stock ranking on a parity with or prior to the Series C Stock upon liquidation, dissolution or winding up, after the full preferential liquidation amount has been paid to, or determined and set apart for, the Series C Stock, the remaining assets shall be paid to the Junior Stock. If upon any liquidation, dissolution or winding up of the Corporation, the assets of the Corporation, or proceeds thereof, distributable among the holders of the shares of the Series C Stock shall be insufficient to pay in full the preferential amount aforesaid and liquidating payments on any other Preferred Stock ranking, as to liquidation, dissolution or winding up, on a parity with the Series C Stock, then such assets, or the proceeds thereof, shall be distributed among the shareholders of Series C Stock and any such other Preferred Stock ratably in accordance with the respective amounts which would be payable on such shares of Series C Stock and any such other Preferred Stock if all amounts payable thereon were paid in full. A reorganization shall not be considered to be a liquidation, winding up or dissolution within the meaning of this Section 3.5.3 and in such event the Series C Stock shall be entitled only to the rights provided in the plan of reorganization and Chapters 12 and 13 of the California General Corporation Law and elsewhere in the Corporation's Articles of Incorporation.

        3.5.4   Redemption.

          (a) The Series C Stock is subject to redemption, out of funds legally available therefor, in whole, or from time to time in part, at the option of the board of directors of the Corporation at or any time after four years from the date such Series C Stock is issued, or prior thereto upon the approval of at least a majority of the outstanding shares of Series C Stock. If only a part of the Series C Stock is to be redeemed, the redemption shall be carried out pro rata (as nearly as may be). The redemption price shall be $135.00 per share plus cumulative dividends as provided in Section 3.5.2 above accrued and unpaid to the date fixed for redemption (herein called the "redemption price"). In the case of a redemption of less than all of the Series C Stock at anytime outstanding, no such shares may be redeemed until all dividends accrued and unpaid on all Series C Stock then outstanding, other than the shares to be redeemed, shall have been paid or declared and the full amount thereof set apart for payment.

          (b) The Corporation shall mail a notice of redemption to each holder of record of shares to be redeemed addressed to the holder at the address of such holder appearing on the books of the Corporation or given by the holder to the Corporation for the purpose of notice, or if no such address appears or is given at the place when the principal executive office of the Corporation is located, not earlier than 60 nor later than 20 days before the date fixed for redemption. The notice of redemption shall include (i) the class of shares or the part of a class of shares to be redeemed, (ii) the date fixed for redemption, (iii) the redemption price and (iv) the place at which the shareholders may obtain payment of the redemption price upon surrender of their share certificates. If funds are available on the date fixed for the redemption, then whether or not the share certificates are surrendered for payment of the redemption price, the shares shall no longer be outstanding and the holders thereof shall cease to be shareholders of the Corporation with respect to the shares redeemed on and after the date fixed for redemption and shall be entitled only to receive the redemption price without interest upon surrender of the share certificates. If less than all the shares represented by one share certificate are to be redeemed, the Corporation shall issue a new share certificate for the shares not redeemed.

          (c) The Corporation shall also cause a copy of the notice of redemption to be published in a newspaper of general circulation in the county in which the principal executive office of the Corporation is located at least once a week for two successive weeks, in each instance on any day of the week, commencing not earlier than 60 nor later than 20 days before the date fixed for redemption. If the Corporation publishes the notice of redemption as provided in this paragraph (c), the failure of the Corporation to comply with the provision for mailing of notice of redemption in paragraph (b) shall not invalidate the redemption of the shares.

          (d) If, on or prior to any date fixed for redemption, the Corporation deposits with any bank or trust company in this state (which may be an affiliate of the Corporation) as a trust fund a sum sufficient to redeem, on the date fixed for redemption thereof, the shares called for redemption, with irrevocable instructions and authority to the bank or trust company to publish the notice of redemption thereof (or to complete such publication if theretofore commenced) and to pay, on and after the date fixed for redemption or prior thereto, the redemption price of the shares to their respective holders upon surrender of their share certificates, then from and after the date of the deposit (although prior to the date fixed for redemption) the shares so called shall be redeemed and dividends on those shares shall cease to accrue after the date fixed for redemption. The deposit shall constitute full payment of the shares to their holders and from and after the date of the deposit the shares shall no longer be outstanding and the holders thereof shall cease to be shareholders with respect to such shares and shall have no rights with respect thereto except the right to receive from the bank or trust company payment of the redemption price of the shares without interest, upon surrender of their certificates therefor. Any interest accrued on such funds shall be paid to the Corporation from time to time. If less than all the shares represented by one share certificate are to be redeemed, the Corporation shall issue a new share certificate for the shares not redeemed. After two years, the bank or trust company shall return to the Corporation funds deposited and not claimed and thereafter the holder of a share certificate for shares redeemed shall look to the Corporation for payment.

        3.5.5   Voting Rights.

          (a) Except as hereinafter in this Section 3.5.5 expressly provided for and as otherwise required by the laws of the State of California, the Series C Stock shall have no voting rights. If there is a default in whole or in part in the payment of 24 or more cumulative monthly dividends, whether or not consecutive, on the Series C Stock as provided for in
     Section 3.5.2 above, the holders of the outstanding Series C Stock shall have the right, voting separately as a class with holders of shares of any one or more other series of Preferred Stock ranking on a parity with the Series C Stock either as to dividends or the distribution of assets upon liquidation, dissolution or winding up and upon which like voting rights have been, conferred and are exercisable, to elect a majority of the Board of Directors of the Corporation at the Corporation's next annual meeting of shareholders. At elections for such directors, each holder of Series C Stock shall be entitled to one vote for each share held (the holders of shares of any other series of Preferred Stock ranking on such a parity and having like voting rights being entitled to such number of votes, if any, for each share of such stock held as may be granted to them). The right of the holders of Series C Stock, voting separately as a class, to elect (either alone or together with the holders of shares of any one or more other series of Preferred Stock ranking on such a parity and having like voting rights) members of the Board of Directors of the Corporation as aforesaid shall continue until such time as all dividends accumulated on the Series C Stock shall have been fully paid or set apart for payment, at which time such right shall terminate, except as herein or by law expressly provided, subject to reverting in the event of each and every subsequent default of the character above mentioned. Upon any termination of the right of the holders of the Series C Stock as a class to vote for directors as herein provided, the term of office of all directors then in office elected by the Series C Stock shall terminate immediately. Any director who shall have been so elected pursuant to this paragraph may be removed at any time, either with or without cause, and any vacancy thereby created may be filled, only by the affirmative vote of the holders of Series C Stock voting separately as a class (either alone or together with the holders of shares of any one or more other series of Preferred Stock ranking on such a parity and having like voting rights). If the office of any director elected by the holders of Series C Stock voting as a class becomes vacant for any reason other than removal from office as aforesaid, the remaining director may choose a successor who shall hold office for the unexpired term in respect of which such vacancy occurred.

          (b) So long as any shares of Series C Stock remain outstanding, the consent of the holders of at least a majority of the shares of Series C Stock outstanding at the time (voting separately as a class together with all other series of Preferred Stock ranking on a parity with the Series C Stock either as to dividends or the distribution of assets upon liquidation, dissolution or winding up and upon which like voting rights have been conferred and are exercisable) shall be necessary to permit, effect or validate any one or more of the following:

               (i) the authorization, creation or issuance of a new class or series of shares having rights, preferences or privileges prior (as that term is defined in Section 3.5.5(d)) to the shares of the Series C Stock, or any increase in the number of authorized shares of any class or series having rights, preferences or privileges prior to the shares of Series C Stock; or

               (ii) the amendment, alteration or repeal, whether by merger, consolidation or otherwise, of any of the provisions of the Articles of Incorporation of the Corporation which would materially and adversely affect any right, preference, privilege or voting power of the Series C Stock or of the holders thereof, provided, however that any increase in the amount of authorized Common Stock or authorized Preferred Stock or the creation and issuance of other series of Common Stock or Preferred Stock, in each case ranking on a parity with or junior to the Series C Stock with respect to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up, shall not be deemed to materially and adversely affect such rights, preferences, privileges or voting powers.

          (c) The foregoing voting provisions shall not apply if, at or prior to the time when the act with respect to which such vote would otherwise be required shall be effected, all outstanding shares of Series C Stock shall have been redeemed or called for redemption and sufficient funds shall have been deposited in trust to effect such redemption.

          (d) Any class or classes of stock of the Corporation shall be deemed to rank:

               (i) prior to the Series C Stock as to dividends or as to distribution of assets upon liquidation, dissolution or winding up if the holders of such class shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in preference or priority to the holders of Series C Stock; and

               (ii) on a parity with the Series C Stock as to dividends or as to distribution of assets upon liquidation, dissolution or winding up, whether or not the dividend rates, dividend payment dates or redemption or liquidation prices per share thereof are different from those of the Series C Stock, if the holders of such class of stock and of the Series C Stock shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in proportion to their respective dividend rates or liquidation prices, without preference or priority one over the other.

        3.5.6 Series A Preferred Stock and Series B Preferred Stock. For purposes of the foregoing provisions, the Series A Preferred Stock and the Series B Preferred Stock of the Corporation shall be deemed to rank on a parity with the Series C Stock for purposes of Sections 3.5.2, 3.5.3 and
     3.5.5 hereof.

     3.6 Series AA Preferred Stock. The rights, preferences and privileges of the Series AA Preferred Stock of the Corporation are as set forth in this
Section 3.6.

        3.6.1 Designation and Amount. One Hundred Fifty Thousand (150,000) of the shares of the Preferred Stock of the Corporation are designated as Series AA Junior Participating Preferred Stock (the "Series AA Preferred Stock"). Such number of shares may be increased or decreased by resolution of the Board of Directors; provided that no decrease shall reduce the number of shares of Series AA Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Corporation convertible into Series AA Preferred Stock.

        3.6.2   Dividends and Distributions.

          (a) Subject to the rights of the holders of any shares of any series of Series AA Preferred stock (or any similar stock) ranking prior and superior to the Series AA Preferred Stock with respect to dividends, the holders of shares of Series AA Preferred Stock, in preference to the holders of shares of Common Stock, and of any other junior stock, shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on any regular quarterly dividend payment date as shall be established by the Board of Directors (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Series AA Preferred Stock, in an amount per share (rounded to the nearest cent) equal to the greater of (a) $1 or (b) subject to the provision for adjustment hereinafter set forth, 100 times the aggregate per share amount of all cash dividends, and 100 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions, other than a dividend payable in shares of Common Stock or a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise), declared on the Common Stock since the immediately preceding Quarterly Dividend Payment Date or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share or fraction of a share of Series AA Preferred Stock. In the event the Corporation shall at any time after July 10, 2001 (the "Rights Declaration Date"), declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the amount to which holders of shares of Series AA Preferred Stock were entitled immediately prior to such event under clause (b) of the preceding sentence shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

          (b) The Corporation shall declare a dividend or distribution on the Series AA Preferred Stock as provided in Section 3.6.2(d) immediately after it declares a dividend or distribution on the Common Stock (other than a dividend payable in shares of Common Stock); provided that, in the event no dividend or distribution shall have been declared on the Common Stock during the period between any Quarterly Dividend Payment Date and the next subsequent Quarterly Dividend Payment Date, a dividend of $1 per share on the Series AA Preferred Stock shall nevertheless be payable on such subsequent Quarterly Dividend Payment Date.

          (c) Dividends shall begin to accrue and be cumulative on outstanding shares of Series AA Preferred Stock from the Quarterly Dividend Payment Date next preceding the date of issue of such shares, unless the date of issue of such shares is prior to the record date for the first Quarterly Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of shares of Series AA Preferred Stock entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date. Accrued but unpaid dividends shall not bear interest. Dividends paid on the shares of Series AA Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares at the time outstanding. The Board of Directors may, in accordance with applicable law, fix a record date for the determination of holders of shares of Series AA Preferred Stock entitled to receive payment of a dividend or distribution declared thereon, which record date shall be not more than such number of days prior to the date fixed for the payment thereof as may be allowed by applicable law.

        3.6.3 Voting Rights. The holders of shares of Series AA Preferred Stock shall have the following voting rights:


          (a) Each share of Series AA Preferred Stock shall entitle the holder thereof to 100 votes on all matters submitted to a vote of the stockholders of the Corporation.

          (b) Except as otherwise provided in the Corporation's Articles of Incorporation, or by law, the holders of shares of Series AA Preferred Stock, the holders of shares of Common Stock, and the holders of shares of any other capital stock of the Corporation having general voting rights, shall vote together as one class on all matters submitted to a vote of stockholders of the Corporation.

          (c) Except as set forth in the Corporation's Articles of Incorporation, and except as otherwise provided by law, holders of Series AA Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for taking any corporate action.

        3.6.4   Certain Restrictions.


          (a) Whenever quarterly dividends or other dividends or distributions payable on the Series AA Preferred Stock as provided in Section 3.6.2 are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on shares of Series AA Preferred Stock outstanding shall have been paid in full, the Corporation shall not:

               (i) declare or pay dividends, or make any other distributions, on any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series AA Preferred Stock;

               (ii) declare or pay dividends, or make any other distributions, on any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series AA Preferred Stock, except dividends paid ratably on the Series AA Preferred Stock and all such parity stock on which dividends are payable or in arrears in proportion to the total amounts to which the holders of all such shares are then entitled;

               (iii) redeem or purchase or otherwise acquire for consideration shares of any stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series AA Preferred Stock, provided that the Corporation may at any time redeem, purchase or otherwise acquire shares of any such junior stock in exchange for shares of any stock of the Corporation ranking junior (either as to dividends or upon dissolution, liquidation or winding up) to the Series AA Preferred Stock; or

               (iv) redeem or purchase or otherwise acquire for consideration any shares of Series AA Preferred Stock, or any shares of stock ranking on a parity with the Series AA Preferred Stock, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of such shares upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

          (b) The Corporation shall not permit any subsidiary of the Corporation to purchase or otherwise acquire for consideration any shares of stock of the Corporation unless the Corporation could, under Section 3.6.4(a), purchase or otherwise acquire such shares at such time and in such manner.

        3.6.5 Reacquired Shares. Any shares of Series AA Preferred Stock purchased or otherwise acquired by the Corporation in any manner whatsoever shall become authorized but unissued shares of Series AA Preferred Stock and may be reissued as part of a new series of Series AA Preferred Stock subject to the conditions and restrictions on issuance set forth in the Corporation's Articles of Incorporation, and by any subsequent amendments, or as otherwise required by law.

        3.6.6 Liquidation, Dissolution or Winding Up. Upon any liquidation, dissolution or winding up of the Corporation, no distribution shall be made
     (1) to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series AA Preferred Stock unless, prior thereto, the holders of shares of Series AA Preferred Stock shall have received $100.00 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment, provided that the holders of shares of Series AA Preferred Stock shall be entitled to receive an aggregate amount per share, subject to the provision for adjustment hereinafter set forth, equal to 100 times the aggregate amount to be distributed per share to holders of shares of Common Stock, or (2) to the holders of shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series AA Preferred Stock, except distributions made ratably on the Series AA Preferred Stock and all such parity stock in proportion to the total amounts to which the holders of all such shares are entitled upon such liquidation, dissolution or winding up. In the event the Corporation shall at any time after the Rights Declaration Date declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the aggregate amount to which holders of shares of Series AA Preferred Stock were entitled immediately prior to such event under the provision in clause
     (1) of the preceding sentence shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

        3.6.7 Consolidation, Merger, Etc. In case the Corporation shall enter into any consolidation, merger, statutory share exchange, combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case each share of Series AA Preferred Stock shall at the same time be similarly exchanged or changed into an amount per share, subject to the provision for adjustment hereinafter set forth, equal to 100 times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. In the event the Corporation shall at any time after the Rights Declaration Date declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the amount set forth in the preceding sentence with respect to the exchange or change of shares of Series AA Preferred Stock shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that are outstanding immediately prior to such event.

        3.6.8 No Redemption. The shares of Series AA Preferred Stock shall not be redeemable.


        3.6.9 Rank. The Series AA Preferred Stock shall rank, with respect to the payment of dividends and the distribution of assets, junior to all series of any other class of the Corporation's Preferred Stock.

        3.6.10 Amendment. The Articles of Incorporation of the Corporation shall not be amended in any manner which would materially alter or change the powers, preferences or special rights of the Series AA Preferred Stock so as to affect them adversely without the affirmative vote of the holders of at least two-thirds of the outstanding shares of Series AA Preferred Stock, voting together as a single class.

        3.6.11 Fractional Shares. Series AA Preferred Stock may be issued in fractions of a share which shall entitle the holder, in proportion to such holder's fractional shares, to exercise voting rights, receive dividends, participate in distributions and to have the benefit of all other rights of holders of Series AA Preferred Stock.

                                     Fourth

     The number of directors of this Corporation shall be set forth in the Bylaws of the Corporation as adopted and amended from time to time in the manner authorized by law.

                                     Fifth

     The liability of the directors of this Corporation for monetary damages shall be eliminated to the fullest extent permissible under California law. No amendment or repeal of this Article FIFTH by the shareholders of this Corporation shall adversely affect any right or protection of a director of this Corporation existing at the time of such amendment or repeal.

                                     Sixth

     This Corporation is authorized to provide indemnification of agents (as defined in Section 317 of the California Corporations Code) through bylaw provisions, agreements with such agents, votes of shareholders or disinterested directors or otherwise, or any combination of the foregoing, in excess of the indemnification otherwise permitted by Section 317 of the Corporation Code, subject only to the limits set forth in Section 204 of the Corporations Code with respect to actions for breach of duty to the Corporation and its shareholders. No amendment or repeal of this Article SIXTH by the Shareholders of this Corporation shall adversely affect any Corporation existing at the time of such amendment or repeal.

                                    Seventh

     7.1 The Board of Directors,  when  evaluating any offer of another party to
(a) make a tender or exchange offer for the equity securities of the Corporation or any subsidiary, (b) merge or consolidate the Corporation or any subsidiary with another corporation, or (c) purchase or otherwise acquire all or substantially all of the properties or assets of the Corporation, or of any subsidiary, shall, in connection with the exercise of its judgment in determining what is in the best interests of the Corporation and its stockholders, give due consideration to all relevant factors, including by way of illustration, but not limitation, any or all of the following:

        7.1.1   Whether the  offer is acceptable  based on historical  operating
     results  and  the   financial   condition  of  the   Corporation   and  its
     subsidiaries, and its future prospects;

        7.1.2 Whether a more favorable offer could be obtained for the Corporation's or its subsidiaries, securities or assets in the foreseeable future;

        7.1.3 The social, economic or any other material impact which an acquisition of the equity securities of the Corporation or substantially all of its assets would have upon the employees and customers of the Corporation and its subsidiaries and the community which they serve;

        7.1.4 The reputation and business practices of the offeror and its management and affiliates as they would affect the employees and customers of the Corporation and its subsidiaries and the future value of the Corporation's stock;

        7.1.5 The value of the securities, if any, which the offeror is offering in exchange for the Corporation's or its subsidiaries' securities or assets based on an analysis of the worth of the Corporation or of its subsidiaries as compared to the offeror corporation or other entity whose securities are being offered; and

        7.1.6 Any antitrust or other legal or regulatory issues raised by the offer.

     7.2 If the Board of Directors determines an offer should be rejected, it may take any lawful action to accomplish its purpose including, but not limited to, any or all of the following:

        7.2.1   Advising shareholders not to accept the offer;

        7.2.2   Litigation against the offeror;

        7.2.3   Filing   complaints   with  any   governmental   and  regulatory
     authorities;

        7.2.4   Acquiring the Corporation's securities;

        7.2.5 Selling or otherwise issuing authorized but unissued securities or treasury stock or granting options with respect thereto;

        7.2.6 Acquiring a company to create an antitrust or other regulatory problem for the offeror;

        7.2.7 Obtaining a more favorable offer from another individual or entity.

     7.3 Notwithstanding the fact that by law or by agreement with a national securities exchange or otherwise, no vote, or lesser vote, of shareholders may be specified or permitted, the affirmative vote of the holders of two-thirds of the outstanding shares of Common Stock of the Corporation shall be required to approve any offer described in Section 7.1.

     The provisions of Sections 7.1, 7.2 and 7.3 of these Articles of Incorporation may be amended only by the affirmative vote of two-thirds of the outstanding shares of Common Stock of the Corporation, and by the affirmative vote of two-thirds of the outstanding shares of Preferred Stock of the Corporation, if any.

Exhibit 10.13

Employment Agreement between TriCo and Richard O'Sullivan dated April 10, 2001

                              EMPLOYMENT AGREEMENT


     This  EMPLOYMENT  AGREEMENT  ("Agreement")  is entered into as of April 10,
2001 between TRI  COUNTIES  BANK  ("EMPLOYER"),  having its  principal  place of business at 63 Constitution Drive, Chico, California 95973 and Richard O'Sullivan ("Employee").

                                   WITNESSETH

     WHEREAS, EMPLOYER desires to employ Employee pursuant to the terms of this Agreement and Employee is desirous of and wishes to enter into such an employment arrangement, on the terms and conditions hereinafter set forth

     NOW, THEREFORE, in consideration of the premises, mutual covenants and agreements contained herein, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereby agree as follows:

     1.   EMPLOYMENT

     EMPLOYER hereby employs Employee, and Employee hereby accepts appointment, as Executive Vice-President. Employee shall report to and be under the supervision of the Board of Directors of EMPLOYER and Employee hereby agrees to devote his full and exclusive time and attention to the business of EMPLOYER, to faithfully perform the duties assigned to him by the Board of Directors consistent with his office, and to conduct himself in such a way as shall best serve the interests of EMPLOYER.

     2.   TERM OF AGREEMENT

     Unless sooner terminated by EMPLOYER or the Employee pursuant to the provisions of Sections 4 or 6 hereof, the employment provisions of this Agreement shall terminate on the second (2nd) anniversary of the date of this Agreement. This Agreement shall automatically extended for an additional year on the first anniversary of this Agreement and each anniversary thereafter unless a party notifies the other party to the contrary in writing within 30 days of and anniversary.

     3.   COMPENSATION

     For and in consideration of the performance by the Employee of the services, terms, conditions, covenants and promises herein recited, EMPLOYER agrees and promises to pay to the Employee at the times and in the manner herein stated, the following:

          3.1 Salary. As the compensation for the services to be performed by the Employee hereunder during the employment period, the Employee shall receive, as gross salary before any withholding of whatever sort, the sum of $173,250.00 per year, payable in the manner in which EMPLOYER's payroll is customarily handled. Additionally, Employee will be eligible for such annual increases in salary as EMPLOYER's Board of Directors shall from time to time decide.

          3.2 Bonus/Incentive Plan. Employee shall participate in a bonus/incentive plan to be agreed upon between Employee and EMPLOYER and approved by the Board of Directors of EMPLOYER. It is contemplated that the incentive bonus/plan will allow for an annual bonus of up to 40% of annual salary based upon the meeting of certain criteria specified therein and that the first year's minimum incentive annual bonus will be guaranteed at $25,000.00.

          3.3 Stock Options. Employee will be granted options to purchase ______ shares of TRICO BANCSHARES ("TRICO") common stock pursuant to and under the terms of TRICO's Employee Stock Option Plan

          3.4 Employee Benefits. In addition to the above, EMPLOYER shall provide the Employee with the following:


          (a) participation for the Employee and his dependents, in any present or future disability, health, dental or other insurance plan generally available to all employees of the Company, such participation to be on the same basis as such other executives/employees, except that the 90 day waiting period for inclusion shall be waived;

          (b) participation for the Employee in any present or future employee savings plans, including, but not limited to EMPLOYER's 401(k) Savings Plan; Employee Stock Ownership Plan; and Executive Deferred Compensation Plan;

          (c)  twenty (20) paid vacation days annually; and

          (d) a car allowance of $850.00 per month and reimbursement of other reasonable out-of-pocket expenses, including $0.30 per mile, incurred by the Employee in the performance of the duties hereunder in accordance with the policies of EMPLOYER.

     4.   EARLY TERMINATION OF EMPLOYMENT

          4.1 Termination For Cause. EMPLOYER may at any time, in its sole discretion, terminate the employment provisions of this Agreement for "cause," effective immediately upon providing the Employee with notice of his dismissal. The only occurrences which shall constitute "cause" within the meaning of this paragraph shall be the following:

          (a) the conviction of the Employee by a court of competent jurisdiction of a crime involving moral turpitude (or the entering of a no-contest or nolo contendere plea by Employee in regard to such crime);

          (b) the commission by the Employee of an act of fraud or bad faith upon EMPLOYER;

          (c) the willful misappropriation of any funds or property of EMPLOYER by the Employee;

          (d) the willful, continued and unreasonable failure by the Employee to perform his duties or obligations under this Agreement; or

          (e) the breach of any material provisions hereof or the engagement by the Employee, without the prior written approval of EMPLOYER, in any activity which would violate the provisions of Section 7 of this Agreement.

          4.2 Termination Without Cause. EMPLOYER may at any time, in its sole discretion, terminate the employment provisions of this Agreement without "cause," which term is defined in Section 4.1 hereof.

          4.3 Voluntary Termination. The employment provisions of this Agreement shall also terminate upon:

          (a) the death or permanent physical or mental disability of the Employee;

          (b)  the voluntary retirement of the Employee; or

          (c)  the voluntary resignation of the Employee.

     For purposes hereof, permanent physical or mental disability shall be deemed to have occurred when Employee has been unable, with reasonable accommodation, to perform the essential functions of his job (i) for a period of six (6) consecutive months or (ii) on 80% or more of the normal working days during any nine (9) consecutive months.

     5.   RIGHTS UPON EARLY TERMINATION OF EMPLOYMENT

          5.1 Termination Pursuant to Section 4.1 or 4.3. If Employee's employment is terminated pursuant to paragraph 4.1 or 4.3 hereof, then EMPLOYER will have no obligation to pay any amount to the Employee other than amounts earned or accrued pursuant to the provisions of Section 3, but which have not yet been paid as of the date of the termination of the Employee, and the Employee shall have no further claims against EMPLOYER or EMPLOYER Entities with respect to this Agreement (except with respect to payments due and payable under this paragraph 5.1.

          5.2 Termination Pursuant to Section 4.2. If Employee's employment is terminated pursuant to paragraph 4.2 hereof, then EMPLOYER shall pay to the Employee all amounts earned or accrued pursuant to the provisions of
     Section 3 hereof, but which have not yet been paid as of the date of the termination of the Employee. In addition, EMPLOYER shall pay Employee a prorated amount of Employee's minimum guaranteed annual bonus (as set forth in Section 3.3) through the date of termination. In addition, EMPLOYER shall pay through the then remaining term of this Agreement, the amount of salary that would be payable pursuant to paragraph 3.1 if the Employee's employment had not been terminated, at such times and in such amounts that would have been paid if Employee's employment had not been terminated.

     6.   CHANGE IN CONTROL

          6.1 Benefits. In the event of a "Change in Control" of EMPLOYER as defined herein, and in the event that, within ninety days of the Change of Control, either: (i) Employee's employment is terminated; or (ii) Employee gives written notice that he is terminating his employment and invoking the provisions of this Section 6, subject to the provisions of paragraph 6.3, Employee shall be entitled to receive his salary at the rate then in effect for a period of twenty -four (24) months following the termination of Employee's employment, as well as an amount equal to 200% of the annual bonuses earned by the Employee for the last complete calendar year or year of employment, whichever is greater, provided, however, that the present value of said payments shall not be more than two hundred ninety-nine percent (299%) of Employee's compensation as defined by Section 280G of the Internal Revenue Code of 1954, as amended. EMPLOYER shall be relieved of its obligation to make payments under this Section if, at the time it is to make such payment, it is insolvent, in conservatorship or receivership, is in a troubled condition, is operating under a supervisory agreement with any regulatory agency having jurisdiction, has been given a financial soundness rating of "4" or "5", or is subject to a proceeding to terminate or suspend federal deposit insurance.

          6.2 Defined. For purposes of this Section 6, a "Change in Control" of EMPLOYER shall occur:


               (a) upon EMPLOYER's knowledge that any person (as such term is used in Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended) is or becomes "the beneficial owner" (as defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of shares representing 40% or more of the combined voting power of the then outstanding securities of EMPLOYER's Parent; or

               (b) upon the first purchase of the common stock of EMPLOYER's Parent pursuant to a tender or exchange offer (other than a tender or exchange offer made by EMPLOYER's Parent); or

               (c) upon the approval by the stockholders of EMPLOYER's Parent of a merger or consolidation (other than a merger of consolidation in which EMPLOYER's Parent is the surviving corporation and which does not result in any reclassification or reorganization of EMPLOYER's Parent's then outstanding securities), a sale or disposition of all or substantially all of EMPLOYER's Parent assets or a plan of liquidation or dissolution of EMPLOYER's Parent; or

               (d) if, during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of EMPLOYER's Parent cease for any reason to constitute at least a majority thereof, unless the election or nomination for the election by the stockholders of EMPLOYER's Parent of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

          6.3 Limitations. Anything in this Agreement to the contrary notwithstanding, prior to the payment of any compensation or benefits payable under Section 6.1 hereof, the certified public accountants of EMPLOYER immediately prior to a Change of Control (the "Certified Public Accountants") shall determine as promptly as practical and in any event with 20 business days following the sale of EMPLOYER whether any payment or distribution by EMPLOYER to or for the benefit of Employee (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement, any other agreements or otherwise) (a "Payment") would more likely than not be nondeductible by EMPLOYER for Federal income tax purposes because of section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), and if it is, then the aggregate present value of amounts payable or distributable to or for the benefit of EMPLOYER pursuant to this Agreement (such payments or distributions pursuant to this Agreement are thereinafter referred to as "Contract Payments") shall be reduced (but not below zero) to the Reduced Amount. For purposes of this Section, the "Reduced Amount" shall be an amount expressed in present value which maximizes the aggregate present value of Contract Payments without causing any payment to be nondeductible by EMPLOYER because of said Section 280G of the Code.

     If under this Section the certified Public Accountants determine that any payment would more likely than not be nondeductible by EMPLOYER because of
Section 280G of the Code, EMPLOYER shall promptly give Employee notice to that effect and a copy of the detailed calculation thereof and of the Reduced Amount, and the Employee may then elect, in his sole discretion, which and how much of the Contract Payments or any other payments shall be eliminated or reduced (as long as after such election the aggregate present value of the Agreement Payments or any other payments equals the Reduced Amount), and shall advise the EMPLOYER in writing of his election within 20 business days of his receipt of notice. If no such election is made by Employee within such 20-day period, EMPLOYER may elect which and how much of the Contract Payments or any other payments shall be eliminated or reduced (as long as after such election the Aggregate present value of the Contract Payments equals the Reduced Amount) and shall notify Employee promptly of such election. For purposes of this Section, present value shall be determined in accordance with Section 280G(d)(4) of the Code. All determinations made by the Certified Public Accountants shall be binding upon EMPLOYER and Employee and the payment to Employee shall be made within 20 days of sale of EMPLOYER. EMPLOYER may suspend for a period of up to 30 days after the sale of EMPLOYER the Payment and any other payments or benefits due to Employee until the Certified Public Accountants finish the determination and Employee (or EMPLOYER, as the case may be) elects how to reduce the Contract Payments or any other payments, if necessary. As promptly as practicable following such determination and the elections hereunder, EMPLOYER shall pay to or distribute to or for the benefit of Employee such amounts as are then due to Employee under this Agreement.

     As a result of the uncertainty in the application of Section 280G of the Code, it is possible that Contract Payments may have been made by EMPLOYER which should not have been made ("Overpayment"), in each case, consistent with the calculation of the Reduced Amount hereunder. In the event that the Certified Public Accountants, based upon the assertion of a deficiency by the Internal Revenue Service against EMPLOYER or Employee which said Certified Public Accountants believe has a high probability of success, determines that an
Overpayment has been made, any such Overpayment shall be treated for all purposes as a loan to Employee which Employee shall repay to EMPLOYER together with interest at the applicable Federal rate provided for in Section 7872(f)(2)(A) of the Code; provided, however, that no amount shall be payable by Employee to EMPLOYER in and to the extent such payment would not reduce the amount which is subject to taxation under Section 4999 of the Code. In the event that the Certified Public Accountants, based upon controlling precedent, determine that an Underpayment has occurred, any such Underpayment shall be promptly paid by EMPLOYER to or for the benefit of Employee together with interest at the applicable Federal rate provided for in Section 7872(f)(2)(A) of the Code.

          6.4 Continuing Obligations. The triggering of this Section 6 shall not relieve Employee or EMPLOYER of their obligations pursuant to the provisions of Section 7 hereof, such Section containing independent agreements and obligations.

     7.   COVENANTS

          7.1 Non-disturbance with Employees. Employee hereby agrees that (a) during the term of his employment with EMPLOYER and for a period of twelve
     (12) months following the termination of his employment, he will not directly or indirectly solicit, cause any other person to solicit or assist any other person with soliciting, the employment of any person who is, at the time of such solicitation, or who was within 30 days of such solicitation, an employee of EMPLOYER or its subsidiaries or employees. Employment for purposes of this Section shall include consulting, performing services for commissions or otherwise performing services for cash or other compensation.

          7.2 Confidential Information. The parties hereto recognize that the services performed and to be performed by Employee are special and unique and that by reason of this employment Employee has acquired and will continue to acquire information regarding the strategic plans, business plans, policies, finances and customers and trade secrets of that EMPLOYER in the course of its business takes steps to keep confidential ("Confidential Information"). Employee hereby agrees not to divulge to anyone, either during or after his employment with EMPLOYER or for a period of three (3) years following the termination of his employment any such Confidential Information. Employee further agrees that all memoranda, notes, records, reports, letters, and other documents made, compiled, received, held, or used by Employee while employed by EMPLOYER concerning any phase of the business of EMPLOYER shall be EMPLOYER's property and shall be delivered by Employee to EMPLOYER on the termination of his employment, or at any earlier time on the request of the Board of Directors.

          7.3 Non-use of Confidential  Information.  Employee hereby agrees that
     (a) during the term of his employment with EMPLOYER; and (b) for a period of one year following the termination of his employment, he will not use any Confidential Information, and especially information concerning EMPLOYER'S customers to directly or indirectly solicit, cause any other person to solicit or assist any other person with soliciting any customer, depositor or borrower of EMPLOYER or its subsidiaries or affiliates to become a customer, depositor or borrower of another bank, savings and loan, or financial institution.

          7.4 Enforcement. The agreement of Employee contained in this Section 7 shall be enforceable both at law and in equity, by injunction and otherwise; and the rights and remedies of EMPLOYER hereunder with respect thereto shall be cumulative and not alternative and shall not be exhausted by any one or more uses thereof.

     8.   ENTIRE AGREEMENT: WAIVERS AND AMENDMENTS

     This Agreement sets forth the entire agreement between the parties with respect to the terms and conditions of the relationship between Employee and EMPLOYER and any and all matters related thereto, and any and all prior agreements with respect to any thereof, whether oral or written, are superseded hereby. Neither this Agreement nor any term or condition hereof, including without limitation, the terms and conditions of this Section, any be waived or modified in whole or in part as against EMPLOYER or Employee, as the case may be, except by written instrument signed by an authorized officer of EMPLOYER and by Employee, expressly stating that it is intended to operate as a waiver or modification of this Agreement, and any such written waiver by either party of a breach of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach hereof.

     9.   NOTICE

     Any notices, consents or other communication required to be sent or given hereunder by any of the parties shall in every case be in writing and shall be deemed properly served if (a) delivered personally, (b) sent by registered or certified mail, in all such cases with first class postage prepaid, return receipt requested, or (c) delivered by a recognized overnight courier service, if to EMPLOYER at the address of its main office to the attention of its President and, if to Employee, at his last address on the personnel records of EMPLOYER or at such other addresses as may be furnished by a party in writing according to the provisions of this Section 9, except that either party may from time to time, in writing by certified mail, designate another address which shall thereupon become his or its effective address for the purposes of this Section.

     10.  SEVERABILITY

     If any term or provision of this Agreement or the application thereof to any person, property or circumstance shall to any extent be invalid or unenforceable, the remainder of this Agreement or the application of such term or provision to persons, property or circumstances other than those as to which it is invalid or unenforceable, shall not be effected thereby, and each term provision of this Agreement shall be valid and enforced to the fullest extent permitted by law.

     11.  NO RESTRICTIONS

     Employee hereby represents and warrants that he is not now and will not be subject to any agreement, restriction, lien, encumbrance, or right, title or interest in any one, limiting in any way the scope of this Agreement or in any way inconsistent with this Agreement.

     12.  NO ASSIGNMENT: BINDING EFFECT

     This Agreement shall be binding upon and inure to the benefit of EMPLOYER, its successors or assigns. Except as to the obligation of Employee to render personal services which shall be non-assignable, this Agreement shall be binding upon and inure to the heirs, executors, administrators, and assigns of Employee.

     13.  ARBITRATION

     EXCEPT AS TO ANY ACTION BROUGHT TO ENFORCE THE PROVISIONS OF SECTION 7 ABOVE, ANY CONTROVERSY, DISPUTE OR CLAIM ARISING OUT OF OR RELATING TO THE TERMINATION OF THE EMPLOYEE'S EMPLOYMENT, AND THE INTERPRETATION OF THIS
AGREEMENT, AND ANY AND ALL CLAIMS INCLUDING ANY STATUTORY CLAIMS OF DISCRIMINATION, SHALL BE RESOLVED BY BINDING ARBITRATION UNDER THE EMPLOYMENT DISPUTE RESOLUTION RULES OF THE AMERICAN ARBITRATION ASSOCIATION PROVISIONS OF THE FEDERAL UNIFORM ARBITRATION ACT.

     The parties agree that arbitration shall be the exclusive forum to resolve any and all claims between the parties, their agents and employees regarding the termination of employment, or of this Agreement, including any claims of discrimination under any state or federal statute, wrongful discharge theory, or any other claim whether based on specific state or federal statute or common law.

     ANY CLAIM MADE UNDER THIS PROVISION MAY BE SUBMITTED IN WRITING WITHIN 60 DAYS AFTER THE TERMINATION OF EMPLOYMENT OR THIS AGREEMENT. THE WRITTEN CLAIM MUST DETAIL THE FACTS WHICH SUPPORT THE CLAIM ALONG WITH ANY LEGAL THEORIES OR STATUS UPON WHICH THE CLAIM IS BASED.

     The parties agree to abide by any determination of the arbitrator as to which party is to be responsible for the costs and attorneys' fees in any such proceeding. It is agreed that the arbitrator shall be empowered to hear all legal and equitable claims, including claims for discrimination. The arbitrator shall be governed by the law applicable to any claims based upon any state or federal statute, and will also be empowered to award any remedies appropriate under any such statues.

     This provision shall survive the termination of Employee's employment and this Agreement.

     14.  HEADINGS

     The  captions  and  headings   contained  herein  have  been  inserted  for
convenience or reference only and shall not affect the meaning or interpretation of this Agreement.

     15.  GOVERNING LAW AND CHOICE OF FORUM

     This Agreement shall be construed and enforced in accordance with the laws of the State of California and shall be enforced in the State or Federal Courts sitting in California.


                                                     EMPLOYEE


                                                     /s/ Richard O'Sullivan

                                                     Richard O'Sullivan

ATTEST:

/s/ Kathleen Richardson
-----------------------
                                                     TRI COUNTIES BANK



ATTEST:
                                                     BY: /s/ Richard P. Smith
                                                         President and Chief
                                                         Executive Officer
/s/ Kathleen Richardson
-----------------------

Exhibit 11.1

TRICO BANCSHARES
Computation of Earnings Per Share on Common and Common Equivalent Shares and on Common Shares Assuming Full Dilution

                                                   For the
                                                three months
                                               ended March 31,
(In thousands, except per share data)        2003           2002
                                           ----------------------
Weighted average number of common
    shares outstanding - basic              7,071          6,992

Add exercise of options reduced by
    the number of shares that could
    have been purchased with the
    proceeds of such exercise                 179            125
                                           ----------------------
Weighted average number of common
    shares outstanding - diluted            7,250          7,117
                                           ======================

Net income                                  $3,613         $3,329

Basic earnings per share                     $0.51          $0.48

Diluted earnings per share                   $0.50          $0.47

Exhibit 99.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


          /s/ Richard P. Smith
          -------------------------------------
          Richard P. Smith
          President and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to TriCo Bancshares and will be retained by TriCo Bancshares and furnished to the Securities and Exchange Commission or its staff upon request.


Exhibit 99.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Reddish, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


          /s/ Thomas J. Reddish
          -------------------------------------
          Thomas J. Reddish
          Vice President and Chief
          Financial Officer

A signed original of this written statement required by Section 906 has been provided to TriCo Bancshares and will be retained by TriCo Bancshares and furnished to the Securities and Exchange Commission or its staff upon request.