Form 10-Q
period 2003-06-30
TRICO BANCSHARES /
filed 2003-08-14
CIK 356171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2003                   Commission file number 0-10661
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

                             Yes  X        No
                                -----        -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes           No  X
                                -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class:  Common stock, no par value

Outstanding shares as of August 14, 2003:  7,854,101

                                TABLE OF CONTENTS

                                                                          Page

Forward Looking Statements                                                  1

PART I - FINANCIAL INFORMATION                                              2

  Item 1 - Financial Statements                                             2

    Financial Summary                                                       6

    Notes to Unaudited Condensed Consolidated Financial Statements          7

  Item 2 - Management's Discussion and Analysis of Financial               14
           Condition and Results of Operations

  Item 3 - Quantitative and Qualitative Disclosure about Market Risk       26

  Item 4 - Controls and Procedures                                         28

PART II - OTHER INFORMATION                                                29

  Item 1 - Legal Proceedings                                               29

  Item 4  - Submission of Matters to a Vote of Security Holders            29

  Item 6 - Exhibits and Reports on Form 8-K                                29

  Signatures                                                               31

  Exhibits                                                                 32

                           FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about TriCo Bancshares (the "Company") for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on Management's current knowledge and belief and include information concerning the Company's possible or assumed future financial condition and results of operations. When you see any of the words "believes", "expects", "anticipates", "estimates", or similar expressions, mean making forward-looking statements. A number of factors, some of which are beyond the Company's ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to:

    -  a continued slowdown in the national and California economies;
    -  increased economic uncertainty created by the recent war in Iraq;
    - the prospect of additional terrorist attacks in the United States and the uncertain effect of these events on the national and regional economies;
    -  changes in the interest rate environment;
    -  changes in the regulatory environment;
    -  significantly increasing competitive pressure in the banking industry;
    -  operational risks including data processing system failures or fraud;
    -  volatility of rate sensitive deposits; and
    -  asset/liability matching risks and liquidity risks.

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



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                TRICO BANCSHARES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                                 (Unaudited)               (Unaudited)
                                                                 At June 30,             At December 31,
                                                            2003             2002             2002
                                                      -------------------------------   -----------------
Assets:
  Cash and due from banks                                 $65,051           $54,094          $67,170
  Federal funds sold                                        3,200            27,800            8,100
                                                      -------------------------------   -----------------
    Cash and cash equivalents                              68,251            81,894           75,270

  Investment securities available for sale                354,040           234,544          338,024
  Loans
    Commercial                                            147,746           138,770          125,982
    Consumer                                              237,704           171,178          201,858
    Real estate mortgages                                 407,218           321,260          319,969
    Real estate construction                               59,622            40,592           39,713
                                                      -------------------------------   -----------------
                                                          852,290           671,800          687,522

  Allowance for loan losses                               (13,455)          (13,613)         (14,377)
                                                      -------------------------------   -----------------
    Loans, net of allowance for loan losses               838,835           658,187          673,145
  Premises and equipment, net                              19,830            16,195           17,224
  Cash value of life insurance                             34,633            14,927           15,208
  Other real estate owned                                   1,551                71              932
  Accrued interest receivable                               6,001             5,419            5,644
  Deferred income taxes                                     7,154             8,411            8,429
  Intangible assets                                        22,189             4,615            4,043
  Other assets                                              8,418             5,298            6,655
                                                      -------------------------------   -----------------
         Total Assets                                  $1,360,902        $1,029,561       $1,144,574
                                                      ===============================   =================
Liabilities:
  Deposits:
    Noninterest-bearing demand                           $260,861          $188,546         $232,499
    Interest-bearing demand                               204,538           169,343          182,816
    Savings                                               393,198           255,264          297,926
    Time certificates, $100,000 and over                  111,249            81,828           90,404
    Other time certificates                               203,759           202,929          201,592
                                                      -------------------------------   -----------------
    Total deposits                                      1,173,605           897,910        1,005,237
  Federal funds purchased                                  17,400                 -                -
  Accrued interest payable                                  2,615             2,639            2,927
  Other Liabilities                                        19,810            12,950           14,472
  Long-term debt and other borrowings                      22,905            22,940           22,924
                                                      -------------------------------   -----------------
    Total Liabilities                                   1,236,335           936,439        1,045,560
                                                      -------------------------------   -----------------
Shareholders' Equity:
  Authorized - 20,000,000 shares of common
  stock Issued and outstanding:
    7,852,110 at June 30, 2003                             70,015
    7,025,690 at June 30, 2002                                               50,047
    7,060,965 at December 31, 2002                                                            50,472
  Retained earnings                                        51,119            41,682           46,239
  Accumulated other comprehensive income, net               3,433             1,393            2,303
                                                      -------------------------------   -----------------
    Total Shareholders' Equity                            124,567            93,122           99,014
                                                      -------------------------------   -----------------
Total Liabilities and Shareholders' Equity             $1,360,902        $1,029,561       $1,144,574
                                                      ===============================   =================


See accompanying notes to unaudited condensed consolidated financial statements



                                TRICO BANCSHARES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                 Three months ended June 30,     Six months ended June 30,
                                                    2003            2002            2003           2002
                                                 ---------------------------------------------------------
Interest Income:
  Interest and fees on loans                      $14,713         $13,046         $27,702        $26,054
  Interest on federal funds sold                       18             167             102            333
  Interest on investment securities
    available for sale
      Taxable                                       2,939           2,309           5,683          4,539
      Tax exempt                                      491             553           1,023          1,107
                                                 ---------------------------------------------------------
    Total interest income                          18,161          16,075          34,510         32,033
                                                 ---------------------------------------------------------
Interest Expense:
  Interest on interest-bearing demand deposits        132             114             250            235
  Interest on savings                                 906             675           1,626          1,354
  Interest on time certificates of deposit          2,023           2,068           3,982          4,211
  Interest on short-term borrowing                     63               -              63              1
  Interest on long-term debt                          321             322             639            641
                                                 ---------------------------------------------------------
    Total interest expense                          3,445           3,179           6,560          6,442
                                                 ---------------------------------------------------------
Net Interest Income                                14,716          12,896          27,950         25,591
                                                 ---------------------------------------------------------
Provision for loan losses                             150             500             300          1,300
                                                 ---------------------------------------------------------
Net Interest Income After Provision for
  Loan Losses                                      14,566          12,396          27,650         24,291
                                                 ---------------------------------------------------------
Noninterest Income:
  Service charges and fees                          3,985           2,141           7,485          4,114
  Gain on sale of loans                             1,319             539           2,452          1,502
  Commissions on sale of non-deposit
    investment products                               461             738             909          1,277
  Other                                               789             525           1,104            876
                                                 ---------------------------------------------------------
  Total Noninterest Income                          6,554           3,943          11,950          7,769
                                                 ---------------------------------------------------------
Noninterest Expense:
  Salaries and related benefits                     7,636           5,773          14,513         11,512
  Other                                             6,732           5,190          12,506          9,853
                                                 ---------------------------------------------------------
  Total Noninterest Expense                        14,368          10,963          27,019         21,365
                                                 ---------------------------------------------------------
Income Before Income Taxes                          6,752           5,376          12,581         10,695
                                                 ---------------------------------------------------------
  Provision for income taxes                        2,498           2,011           4,714          4,001
                                                 ---------------------------------------------------------
Net Income                                         $4,254          $3,365          $7,867         $6,694
                                                 ---------------------------------------------------------
Comprehensive Income:
  Change in unrealized gain on securities
    available for sale, net                           745           2,004           1,130          2,048
                                                 ---------------------------------------------------------
Comprehensive Income                               $4,999          $5,369          $8,997         $8,742
                                                 =========================================================
Average Shares Outstanding                          7,796           7,011           7,434          7,002
Diluted Average Shares Outstanding                  8,021           7,214           7,658          7,166
Per Share Data
  Basic Earnings                                    $0.55           $0.48           $1.06          $0.96
  Diluted Earnings                                  $0.53           $0.47           $1.03          $0.93
  Dividends Paid                                    $0.20           $0.20           $0.40          $0.40


See accompanying notes to unaudited condensed consolidated financial statements

                                TRICO BANCSHARES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (In thousands, unaudited)
                                                       Accumulated
                                                          Other
                                   Common   Retained   Comprehensive
                                   Stock    Earnings  Income (Loss), net  Total
                                 -----------------------------------------------
Balance, December 31, 2001        $49,679    $37,909      ($655)        $86,933
  Net income for the period                    6,694                      6,694
  Exercise of stock options,
    including tax benefits            439                                   439
  Repurchase of common stock          (71)      (119)                      (190)
  Dividends                                   (2,802)                    (2,802)
  Unrealized gain on securities
    available for sale, net                               2,048           2,048
                                 -----------------------------------------------
Balance June 30, 2002             $50,047    $41,682     $1,393         $93,122
                                 ===============================================

Balance, December 31, 2002        $50,472    $46,239     $2,303         $99,014
  Net income for the period                    7,867                      7,867
  Issuance of stock and options
    related to merger              18,527                                18,527
  Exercise of stock options,
    including tax benefits          1,016                                 1,016
  Dividends                                   (2,987)                    (2,987)
  Unrealized gain on securities
    available for sale, net                               1,130           1,130
                                 -----------------------------------------------
Balance June 30, 2003             $70,015    $51,119     $3,433        $124,567
                                 ===============================================

See accompanying notes to unaudited condensed consolidated financial statements



                                TRICO BANCSHARES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)
                                                                       For the six months
                                                                         ended June 30,
                                                                     2003               2002
                                                                 -------------------------------
Operating Activities:
   Net income                                                       $7,867              $6,694
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization of property and equipment       1,323               1,316
       Amortization of intangible assets                               552                 455
       Provision for loan losses                                       300               1,300
       Amortization of investment securities premium, net            1,819                 702
       Deferred income taxes                                             -                 (66)
       Investment security gains net                                  (100)                  -
       Originations of loans for resale                           (115,962)            (79,578)
       Proceeds from sale of loans originated for resale           117,135              80,154
       Gain on sale of loans                                        (2,452)             (1,502)
       Amortization of mortgage servicing rights                       543                 313
       Gain on sale of other real estate owned                         (60)                  -
       (Gain) loss on sale of fixed assets                              (3)                 19
       Change in assets and liabilities:
         Decrease in interest receivable                               185                 103
         Decrease in interest payable                                 (386)               (849)
         Decrease in other assets and liabilities                    3,329               2,287
                                                                 -------------------------------
Net Cash Provided by Operating Activities                           14,090              11,348
                                                                 -------------------------------
Investing Activities:
   Net cash obtained in mergers and acquisitions                     7,450                   -
   Proceeds from maturities of securities available-for-sale       122,570              60,067
   Proceeds from sale of securities available-for-sale              12,139                   -
   Purchases of securities available-for-sale                     (109,717)            (67,448)
   Net (increase) decrease in loans                                (90,439)            (13,813)
   Proceeds from sale of premises and equipment                         10                   8
   Purchases of property and equipment                              (1,555)               (942)
   Proceeds from sale of other real estate owned                        60                   -
   Purchase of life insurance                                      (18,910)                  -
                                                                 -------------------------------
Net Cash Used by Investing Activities                              (78,392)            (22,128)
                                                                 -------------------------------
Financing Activities:
   Net increase in deposits                                         42,319              17,517
   Net increase in Federal funds purchased                          17,400                   -
   Payments of principal on long-term debt agreements                  (19)                (16)
   Repurchase of Common Stock                                            -                (190)
   Dividends paid                                                   (2,987)             (2,802)
   Exercise of stock options/issuance of Common Stock                  570                 201
                                                                 -------------------------------
Net Cash Provided by Financing Activities                           57,283              14,710
                                                                 -------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                (7,019)              3,930
                                                                 -------------------------------
Cash and Cash Equivalents and Beginning of Period                   75,270              77,964
                                                                 -------------------------------
Cash and Cash Equivalents at End of Period                         $68,251             $81,894
                                                                 ===============================
Supplemental Disclosure of Noncash Activities:
   Unrealized gain on securities available for sale                 $1,830              $3,275
   Loans transferred to other real estate owned                       $619                   -
Supplemental Disclosure of Cash Flow Activity:
   Cash paid for interest expense                                   $6,872              $7,291
   Cash paid for income taxes                                       $3,010              $2,000
   Income tax benefit from stock option exercises                     $446                $238
The acquisition of North State National Bank
   Involved the following:
   Common stock issued                                             $18,527
   Liabilities assumed                                            $126,722
   Fair value of assets acquired, other than cash
     and cash equivalents                                        ($119,102)
   Core deposit intangible                                         ($3,365)
   Goodwill                                                       ($15,332)
   Net cash and cash equivalents received                           $7,450


See accompanying notes to unaudited condensed consolidated financial statements



                                TRICO BANCSHARES
                                Financial Summary
                (dollars in thousands, except per share amounts)

                                                           (Unaudited)                  (Unaudited)
                                                       Three months ended            Six months ended
                                                            June 30,                     June 30,
                                              --------------------------------------------------------------
                                                    2003               2002        2003            2002
                                              --------------------------------------------------------------
Net Interest Income (FTE)                         $15,000            $13,222     $28,543         $26,222
Provision for loan losses                            (150)              (500)       (300)         (1,300)
Noninterest income                                  6,554              3,943      11,950           7,769
Noninterest expense                               (14,368)           (10,963)    (27,019)        (21,365)
Provision for income taxes (FTE)                   (2,782)            (2,337)     (5,307)         (4,632)
                                              --------------------------------------------------------------
Net income                                         $4,254             $3,365      $7,867          $6,694
                                              ==============================================================

Average shares outstanding                          7,796              7,011       7,434           7,002
Diluted average shares outstanding                  8,021              7,214       7,658           7,166
Shares outstanding at period end                    7,852              7,026       7,852           7,026

As Reported:
   Basic earnings per share                         $0.55              $0.48       $1.06           $0.96
   Diluted earnings per share                       $0.53              $0.47       $1.03           $0.93
   Return on assets                                  1.27%              1.33%       1.26%           1.34%
   Return on equity                                 13.88%             14.72%      14.07%          14.80%
   Net interest margin                               5.02%              5.74%       5.09%           5.75%
   Net loan charge-offs to average loans             0.96%              0.14%       0.58%           0.23%
   Efficiency ratio (FTE)                           66.66%             63.87%      66.73%          62.85%

Average Balances:
   Total assets                                $1,339,107         $1,009,727  $1,244,433      $1,000,099
   Earning assets                               1,194,618            921,486   1,121,452         912,041
   Total loans                                    801,493            648,618     740,734         645,350
   Total deposits                               1,146,211            879,579   1,075,032         871,304
   Shareholders' equity                          $122,567            $91,429    $111,853         $90,467

Balances at Period End:
   Total assets                                $1,360,902         $1,029,561
   Earning assets                               1,209,530            934,144
   Total loans                                    852,290            671,800
   Total deposits                               1,173,605            897,910
   Shareholders' equity                          $124,567            $93,122

Financial Ratios at Period End:
   Allowance for loan losses to loans                1.58%              2.03%
   Book value per share                            $15.86             $13.25
   Equity to assets                                  9.15%              9.04%
   Total capital to risk assets                     10.37%             12.01%

Dividends Paid Per Share                            $0.20              $0.20       $0.40           $0.40
Dividend Payout Ratio                               37.74%           42.55%        38.83%          43.01%



NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: General Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented. The interim results for the three and six month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Investment Securities
The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. During the six months ended June 30, 2003 and throughout 2002, the Company did not have any securities classified as either held-to-maturity or trading.

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold substantially all of its conforming long-term residential mortgage loans originated during six months ended June 30, 2003 for cash proceeds equal to the fair value of the loans.

The following table summarizes the Company's mortgage servicing rights assets as of June 30, 2003 and December 31, 2002.

                                 December 31,                           June 30,
   (Dollars in thousands)            2002     Additions   Reductions      2003
                                 -----------------------------------------------
   Mortgage Servicing Rights        $2,821      $1,279      ($543)       $3,557
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

At June 30, 2003, the Company had no mortgage loans held for sale. At June 30, 2003 and December 31, 2002, the Company serviced real estate mortgage loans for others of $353 million and $307 million, respectively.

Intangible Assets
The Company reviews for impairment of certain intangibles held, at the end of each calendar year or whenever events or changes indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Identifiable Intangible Assets
Identifiable intangible assets consist of core deposit intangibles and minimum pension liability.

The following table summarizes the Company's core deposit intangible as of June 30, 2003 and December 31, 2002.
                                 December 31,                           June 30,
   (Dollar in Thousands)             2002     Additions   Reductions      2003
                                 -----------------------------------------------
   Core deposit intangibles        $10,278      $3,365          -       $13,643
   Accumulated amortization         (6,636)          -      ($552)       (7,188)
                                 -----------------------------------------------
   Core deposit intangibles, net    $3,642      $3,365      ($552)       $6,455
                                 ===============================================

Core deposit intangibles are amortized over their expected useful lives. Such lives are periodically reassessed to determine if any amortization period adjustments are indicated. The following table summarizes the Company's estimated core deposit intangible amortization for each of the five succeeding years:

                                   Estimated Core Deposit
                                   Intangible Amortization
               Years Ended          (Dollar in thousands)
               -----------         -----------------------
                  2003                     $1,207
                  2004                     $1,358
                  2005                     $1,381
                  2006                     $1,395
                  2007                       $490
               Thereafter                  $1,176

The following table summarizes the Company's minimum pension liability intangible as of June 30, 2003 and December 31, 2002.
                                      December 31,                      June 30,
  (Dollar in Thousands)                   2002     Additions Reductions   2003
                                      ------------------------------------------
  Minimum pension liability intangible    $401          -          -      $401
                                      ==========================================

Intangible assets related to minimum pension liability are adjusted annually based upon actuarial estimates.

Goodwill
The following table summarizes the Company's goodwill intangible as of June 30, 2003 and December 31, 2002.
                                 December 31,                           June 30,
   (Dollar in Thousands)             2002     Additions   Reductions      2003
                                 -----------------------------------------------
   Goodwill                             -      $15,332          -       $15,332
                                 ===============================================

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

Had compensation cost for the Company's option plans been determined in accordance with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                           Three Months Ended June 30,      Six Months Ended June 30,
(in thousands, except per share amounts)   2003                   2002       2003                2002
                                           ----                   ----       ----                ----
Net income                  As reported   $4,254                 $3,365     $7,867              $6,694
                              Pro forma   $4,198                 $3,312     $7,755              $6,588
Basic earnings per share    As reported    $0.55                  $0.48      $1.06               $0.96
                              Pro forma    $0.54                  $0.47      $1.04               $0.94
Diluted earnings per share  As reported    $0.53                  $0.47      $1.03               $0.93
                              Pro forma    $0.52                  $0.46      $1.01               $0.92
Stock-based employee compensation
  cost, net of related tax effects,
  included in net income    As reported       $0                     $0         $0                  $0
                              Pro forma      $56                    $53       $108                $102


Comprehensive Income
For the Company, comprehensive income includes net income reported on the statement of income, changes in the fair value of its available-for-sale investments, and changes in the minimum pension liability reported as a component of shareholders' equity.

The changes in the components of accumulated other comprehensive income (loss) for the six months ended June 30, 2003 and 2002 are reported as follows:
                                           Six Months Ended June 30,
                                            2003               2002
                                         -----------------------------
Unrealized Gain on Securities                    (in thousands)

Beginning Balance                          $3,048               $117
Unrealized gain arising during the
   period, net of tax                       1,130              2,048
                                         -----------------------------
Ending Balance                             $4,178             $2,165
                                         -----------------------------
Minimum Pension Liability
Beginning Balance                           ($745)            ($772)
Change in minimum pension liability,
   net of tax                                   -                 -
                                         -----------------------------
Ending Balance                              ($745)            ($772)
                                         -----------------------------
Total accumulated other comprehensive
   income (loss), net                      $3,433            $1,393
                                         -----------------------------

Reclassifications
Certain amounts previously reported in the 2002 financial statements have been reclassified to conform to the 2003 presentation. These reclassifications did not affect previously reported net income or total shareholders' equity.

Acquisition
TriCo Bancshares (NASDAQ:TCBK), parent company of Tri Counties Bank, acquired North State National Bank, a national banking organization located in Chico, California, by the merger of North State into its wholly owned subsidiary, Tri Counties Bank, effective 5:01 pm on April 4, 2003. The acquisition and the related merger agreement dated October 3, 2002, was approved by the California Department of Financial Institutions, the Federal Deposit Insurance Corporation, and the shareholders of North State National Bank on March 4, March 7, and March 19, 2003, respectively. At the time of the acquisition, North State had total assets of $140 million, investment securities of $41 million, loans of $76 million, and deposits of $126 million. The acquisition was accounted for using the purchase method of accounting. The amount of goodwill recorded as of the merger date, which represented the excess of the total purchase price over the estimated fair value of net asset acquired, was approximately $15.3 million. The Company recorded a core deposit intangible, which represents the excess of the fair value of North State's deposits over their book value on the acquisition date, of approximately $3.4 million. This core deposit intangible is scheduled to be amortized over a seven-year average life.

Under the terms of the merger agreement, TriCo paid $13,090,057 in cash, issued 723,512 shares of TriCo common stock, and issued options to purchase 79,587 shares of TriCo common stock at an average exercise price of $6.22 per share in exchange for all of the 1,234,375 common shares and options to purchase 79,937 common shares of North State National Bank outstanding as of April 4, 2003.

The pro forma financial information in the following table illustrates the combined operating results of TriCo and North State National Bank for the six months ended June 30, 2003 and 2002 as if the acquisition of North State National Bank had occurred as of January 1, 2002. The pro forma financial information is presented for informational purposes and is not necessarily indicative of the results of operations that would have occurred if TriCo and North State National Bank had constituted a single entity as of or January 1, 2002. The pro forma financial information is also not necessarily indicative of the future results of operations of the combined company. In particular, any opportunity to achieve certain cost savings as a result of the acquisition has not been included in the pro forma financial information.

                                        For the six months ended June 30,
                                              2003              2002
                                              ----              ----
(in thousands except earnings per share)
Net interest income                         $29,386           $28,471
Provision for loan losses                       300             1,300
Noninterest income                           12,141             8,033
Noninterest expense                          28,175            22,973
Income tax expense                            4,891             4,645
Net income                                   $8,161            $7,586
Basic earnings per share                      $1.05            $0.98
Diluted earnings per share                    $1.01            $0.95

The only significant pro forma adjustment is the amortization expense relating to core deposit intangible, and the income tax benefit associated with the pro forma adjustment.

Subsequent Events
On July 30, 2003, TriCo declared a quarterly cash dividend of $0.20 (twenty cents) per share at its meeting held on July 29, 2003. The dividend is payable on September 30, 2003 to holders of record at the close of business on September 9, 2003.

On July 31, 2003, TriCo completed an offering of 20,000 shares of cumulative trust preferred securities for cash in an aggregate amount of $20,000,000. The trust preferred securities are due in 30 years with an interest rate that resets quarterly at three-month LIBOR plus 3.05%, or 4.16% for the first quarterly interest period. The trust preferred securities were issued through an underwriting syndicate to which the Company paid underwriting fees of $7.50 per trust preferred security or an aggregate of $150,000. The net proceeds of $19,850,000 will be used to finance the opening of new branches, improve bank services and technology, repurchase shares of the Company's common stock as described below and increase the Company's capital.

The trust preferred securities have not been and will not be registered under the Securities Act of 1933, as amended, or applicable state securities laws and were sold pursuant to an exemption from registration under the Securities Act of 1933. The trust preferred securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws.

The Company formed a subsidiary business trust, TriCo Capital Trust I, to issue the trust preferred securities. Concurrently with the issuance of the trust preferred securities, the trust issued 619 shares of common stock to the Company for $1,000 per share or an aggregate of $619,000. In addition, the Company issued a Junior Subordinated Debenture to the Trust in the amount of
$20,619,000. The terms of the Junior Subordinated Debenture are materially consistent with the terms of the trust preferred securities issued by TriCo Capital Trust I.

Also on July 31, 2003, the Company announced the termination of its stock repurchase plan to repurchase 150,000 shares of common stock originally announced on October 19, 2001. There were 118,800 shares repurchased under the plan and the remaining 31,200 shares had not been repurchased. The Company has adopted a new stock repurchase plan for the repurchase of up to 250,000 shares of the Company's common stock from time to time as market conditions allow. The 250,000 shares authorized for repurchase under this plan represent approximately 3.2% of the Company's approximately 7,852,000 common shares outstanding as of July 31, 2003. This new plan has no stated expiration date for the repurchases.

On August 1, 2003, the Company reported that its nonperforming assets, net of government agency guarantees, decreased $15,127,000 (68%) to $6,963,000 at July 31, 2003 compared to $22,090,000 at June 30, 2003. The decrease is mainly due to the collection of two nonperforming commercial real estate loans to a single entity collateralized by a single building. The collection was realized on July 31, 2003 via the Company's receipt of net proceeds of $11,474,000 from the sale of the building. The collection resulted in a recovery of $346,000 of the $1,900,000 charged-off on these loans during the quarter ended June 30, 2003. The recovery will be reflected in the Company's results of operations for the quarter ended September 30, 2003.

Impact of Recently Issued Financial Accounting Pronouncements
In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin ("ARB") 51, consolidated financial statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Given the nature of the Company's operations, management does not expect this Interpretation to have a significant impact on the consolidated financial statements.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, to provide clarification of certain terms and investment characteristics identified in Statement 133. Statement 149 is to be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of the Statement will have a material impact on the consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Given the nature of the Company's liability and equity instruments, management does not expect this Statement to have a material impact to the consolidated financial statements upon adoption of the Statement on July 1, 2003.

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

The Company had quarterly earnings of $4,254,000, or $0.53 per diluted share, for the three months ended June 30, 2003. These results represent a 12.8% increase from the $0.47 earnings per diluted share reported for the three months ended June 30, 2002 on earnings of $3,365,000. The improvement in results from the year-ago quarter was due to a $1,778,000 (13.4%) increase in fully tax-equivalent net interest income to $15,000,000, a $350,000 (70.0%) decrease in provision for loan losses to $150,000, and a $2,611,000 (66.2%) increase in noninterest income to $6,554,000. These contributing factors were offset by a $3,405,000 (31.1%) increase in noninterest expense to $14,368,000 for the quarter ended June 30, 2003. The Company reported earnings of $7,867,000, or $1.03 per diluted share, for the six months ended June 30, 2003. These results represent a 10.8% increase from the $0.93 earnings per diluted share reported for the six months ended June 30, 2002 on earnings of $6,694,000. The improvement in results from the year-ago period was due to a $2,321,000 (8.9%) increase in fully tax-equivalent net interest income to $28,543,000, a
$1,000,000  (76.9%)  decrease in provision  for loan losses to  $300,000,  and a
$4,181,000 (53.8%) increase in noninterest income to $11,950,000. These contributing factors were offset by a $5,654,000 (26.5%) increase in noninterest expense to $27,019,000 for the six months ended June 30, 2003. Included in the Company's results of operations for the three-month and six-month periods ended June 30, 2003, are the effects of the acquisition of North State National Bank on April 4, 2003.

Following is a summary of the components of fully taxable equivalent ("FTE") net income for the periods indicated (dollars in thousands):

                                    Three months ended        Six months ended
                                         June 30,                 June 30,
                                   ---------------------------------------------
                                     2003        2002         2003        2002
                                   ---------------------------------------------
Net Interest Income (FTE)          $15,000     $13,222      $28,543     $26,222
Provision for loan losses             (150)       (500)        (300)     (1,300)
Noninterest income                   6,554       3,943       11,950       7,769
Noninterest expense                (14,368)    (10,963)     (27,019)    (21,365)
Provision for income taxes (FTE)    (2,782)     (2,337)      (5,307)     (4,632)
                                   ---------------------------------------------
Net income                          $4,254      $3,365       $7,867      $6,694
                                   =============================================

Net income for the second quarter of 2003 was $889,000 (26.4%) more than for the same quarter of 2002. A significant increase in noninterest income (up $2,611,000 or 66.2%), a $350,000 (70.0%) decrease in provision for loan losses, and a $1,778,000 (13.5%) increase in fully taxable equivalent net interest income more than offset an increase in noninterest expenses (up $3,405,000 or 31.1%). The increase in noninterest income from the year-ago quarter was mainly due to an increase in service charges and fee income on deposit products (up $1,844,000 or 86.1% to $3,985,000), and an increase in gain on sale of loans (up $780,000 or 144.7% to $1,319,000). The increase in service charges and fee income was mainly due to the introduction of an overdraft privilege deposit product in July 2002 that has added a new stream of recurring noninterest income. The increase in gain on sale of loans is due to the Company's ability to originate and sell an increased volume of residential real estate mortgage loans in the current environment of record mortgage refinance. The decrease in provision for loan losses (down $350,000 or 70.0% to $150,000) was due to stable loan quality and the maintenance of adequate loss reserve levels. The increase in net interest income (FTE) was due to an increase in average balance of interest-earning assets (up $273 million or 29.6%) that was partially offset by a 72 basis point decrease in net interest margin. The increase in noninterest expense was mainly due to an increase in salary and benefit expense (up $1,863,000 or 32.3% to $7,636,000). The increase in salary and benefits expense was mainly due to annual salary increases, increased commission and incentive expense, and new employees at four new branches the Company opened during 2002 and from the merger with North State National Bank on April 4, 2003. Other noninterest expense also increased (up $1,542,000 or 29.7% to $6,732,000) due to the new branch openings in 2002, the merger with North State, and expenses related to increased mortgage banking activity and a new deposit product introduced in July 2002.

Net income for the six months ended June 30, 2003 was $1,173,000 (17.5%) more than for the same period of 2002. A significant increase in noninterest income (up $4,181,000 or 53.8%), a $1,000,000 (76.9%) decrease in provision for loan losses, and a $2,321,000 (8.9%) increase in fully taxable equivalent net interest income more than offset an increase in noninterest expenses (up $5,654,000 or 26.5%). The increase in noninterest income from the year-ago period was mainly due to an increase in service charges and fee income on deposit products (up $3,371,000 or 81.9% to $7,485,000), and an increase in gain on sale of loans (up $950,000 or 63.2% to $2,452,000). The increase in service charges and fee income was mainly due to the introduction of an overdraft privilege deposit product in July 2002 that has added a new stream of recurring noninterest income. The increase in gain on sale of loans is due to the Company's ability to originate and sell an increased volume of residential real estate mortgage loans in the current environment of record mortgage refinance. The decrease in provision for loan losses (down $1,000,000 or 76.9% to $300,000) was due to stable loan quality and the maintenance of adequate loss reserve levels. The increase in net interest income (FTE) was due to an increase in average balance of interest-earning assets (up $209.4 million or 23.0%) that was partially offset by a 66 basis point decrease in net interest margin. The increase in noninterest expense was mainly due to an increase in salary and benefit expense (up $3,001,000 or 26.1% to $14,513,000). The increase in salary and benefits expense was mainly due to annual salary increases, increased commission and incentive expense, and new employees at four new branches the Company opened during 2002 and from the merger with North State National Bank on April 4, 2003. Other noninterest expense also increased (up $2,653,000 or 26.9% to $12,506,000) due to the new branch openings in 2002, the merger with North State, and expenses related to increased mortgage banking activity and a new deposit product introduced in July 2002.

Net Interest Income
Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

                                    Three months ended        Six months ended
                                         June 30,                 June 30,
                                ------------------------------------------------
                                     2003        2002         2003        2002
                                ------------------------------------------------
     Interest income               $18,161     $16,075      $34,510     $32,033
     Interest expense               (3,445)     (3,179)      (6,560)     (6,442)
     FTE adjustment                    284         326          593         631
                                ------------------------------------------------
       Net interest income (FTE)   $15,000     $13,222      $28,543     $26,222
                                ================================================
     Average earning assets     $1,194,618    $921,486   $1,121,452    $912,041

     Net interest margin (FTE)        5.02%       5.74%        5.09%       5.75%

The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense in interest-bearing liabilities. Net interest income (FTE) during the first quarter of 2003 increased $1,778,000 (13.4%) from the same period in 2002 to $15,000,000. The increase in net interest income (FTE) was due to the increased average balances of earning assets (up $273,132,000 or 29.6% to $1.19 billion) that was partially offset by a 72 basis point decrease in net interest margin
(FTE).

Net interest income (FTE) during the first six months of 2003 increased $2,321,000 (8.9%) from the same period in 2002 to $28,543,000. The increase in net interest income (FTE) was due to the increased average balances of earning assets (up $209,411,000 or 23.0% to $1.12 billion) that was partially offset by a 66 basis point decrease in net interest margin (FTE).

Interest and Fee Income
Interest and fee income (FTE) for the second quarter of 2003 increased $2,044,000 (12.5%) from the second quarter of 2002. The increase was the net effect of higher average interest-earning assets (up $273.1 million or 29.6% to $1.19 billion) that was partially offset by a 94 basis point decrease in the yield on those average earning assets to 6.18%. The growth in interest-earning assets was led by a $152.9 million (65.3%) increase in average investment security balances to $387.2 million, and a $152.9 million (23.6%) increase in average loan balances. The average balance of federal funds sold decreased $32.7 million (84.6%) to $5,970,000.

The average yield on the Company's earning assets decreased to 6.18% from 7.12% for the quarter ended June 30, 2002. This downward trend in yields was reflective of general interest rate markets during much of the twelve months ended June 30, 2003.

Interest and fee income (FTE) for the six months ended June 30, 2003 increased $2,439,000 (7.5%) from the same period of 2002. The increase was the net effect of higher average interest-earning assets (up $209.4 million or 23.0% to $1.12 billion) that was partially offset by a 90 basis point decrease in the yield on those average earning assets to 6.26%. The growth in interest-earning assets was led by a $136.0 million (59.8%) increase in average investment security balances to $363.5 million, and a $95.4 million (14.8%) increase in average loan balances to $740.7 million. The average balance of federal funds sold decreased $22.0 million (56.1%) to $17.2 million.

The average yield on the Company's earning assets decreased to 6.26% for the six month period ended June 30, 2003 from 7.16% for the same period in 2002. This downward trend in yields was reflective of general interest rate markets during the twelve months ended June 30, 2003. In addition, deposit growth outstripped loan growth during this period, which resulted in most of the growth in interest-earning assets being in lower yielding investment securities instead of relatively higher yielding loans.

Interest Expense
Interest expense increased $266,000 (8.4%) to $3,445,000 in the second quarter of 2003 compared to $3,179,000 in the year-ago quarter. The average balance of interest-bearing liabilities increased $221.9 million (30.4%) to $952.1 million in the second quarter compared to $730.2 million in the year-ago quarter. The increase in interest-bearing liabilities was concentrated in the lower earning interest-bearing demand deposits (up $37.8 million or 21.7%), and savings deposits (up $121.7 million or 47.5%). The average balance of the higher earning time deposits was up $43.1 million (15.5%) from the year-ago quarter. In addition, the average balance of noninterest-bearing deposits increased $64.1 million (37.2%) from the year-ago quarter, and the average balance of Federal funds purchased was $19.6 million in the quarter ended June 30, 2003 compared to $0 in the year-ago quarter. The average rate paid for all categories of interest-bearing liabilities decreased from the average rate paid in the year-ago quarter as a result of general market interest rate changes.

Interest expense increased $118,000 (1.8%) to $6,560,000 for the six months ended June 30, 2003 compared to $6,442,000 in the year-ago period. The average balance of interest-bearing liabilities increased $161.1 million (22.2%) to $885.7 million for the six months ended June 30, 2003 compared to $724.6 million in the year-ago period. The increase in interest-bearing liabilities was concentrated in the lower earning interest-bearing demand deposits (up $26.6 million or 15.4%), and savings deposits (up $92.2 million or 36.2%). The average balance of the higher earning time deposits was up $32.6 million (11.9%) from the year-ago period. In addition, for the six months ended June 30, 2003, the average balance of noninterest-bearing deposits increased $52.3 million (30.8%) from the year-ago period, and the average balance of Federal funds purchased was $9.8 million in the six months ended June 30, 2003 compared to $0 in the year-ago six month period. The average rate paid for all categories of interest-bearing liabilities decreased from the average rate paid in the year-ago quarter as a result of general market interest rate changes.

Net Interest Margin (FTE)
The following table summarizes the components of the Company's net interest margin for the periods indicated:

                                   Three months ended         Six months ended
                                        June 30,                  June 30,
                                  ----------------------------------------------
                                   2003         2002         2003         2002
                                  ----------------------------------------------
Yield on earning assets            6.18%        7.12%        6.26%        7.16%
Rate paid on interest-bearing
  Liabilities                      1.45%        1.74%        1.48%        1.78%
                                  ----------------------------------------------
  Net interest spread              4.73%        5.38%        4.78%        5.38%
Impact of all other net
  noninterest-bearing funds        0.29%        0.36%        0.31%        0.37%
                                  ----------------------------------------------
    Net interest margin            5.02%        5.74%        5.09%        5.75%
                                  ==============================================

Net interest margin in the second quarter of 2003 decreased 72 basis points compared to the second quarter of 2002. Net interest margin for the six months ended June 30, 2003 decreased 66 basis points compared to the six months ended June 30, 2002. Throughout much of 2002, the Company was able to decrease the rates it paid on interest-bearing deposits approximately as fast as the rates on interest-earning assets decreased. By doing so, the Company was able to maintain a relatively high net interest margin throughout much of 2002. However, in the fourth quarter of 2002, it became increasingly difficult to reduce the rates paid on interest-bearing deposits. As a result, the Company's net interest margin began to decrease. Also, throughout much of 2002, the Company grew deposits faster than it grew loans. As a result, much of the available funds from these deposits were invested in securities rather than higher yielding loans, and this also contributed to a decrease in net interest margin. During the quarter ended June 30, 2003, the Company's growth rate for loans exceeded its growth rate for deposits, and this faster loan growth rate helped to slow down the rate of decrease in the Company's net interest margin.

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


                                                          For the three months ended
                                       ----------------------------------------------------------------
                                               June 30, 2003                    June 30, 2002
                                       -----------------------------     ------------------------------
                                                  Interest    Rates                Interest    Rates
                                         Average   Income/   Earned      Average    Income/   Earned
                                         Balance   Expense    Paid       Balance    Expense    Paid
                                       -----------------------------     ------------------------------
Assets:
Loans                                    $801,493  $14,713    7.34%       $648,618  $13,046     8.05%
Investment securities - taxable           348,375    2,939    3.37%        189,675    2,309     4.87%
Investment securities - nontaxable         38,780      775    8.00%         44,541      879     7.89%
Federal funds sold                          5,970       18    1.21%         38,652      167     1.73%

Total earning assets                    1,194,618   18,445    6.18%        921,486   16,401     7.12%
Other assets                              144,489                           88,241
                                       ----------                       ----------
Total assets                           $1,339,107                       $1,009,727
                                       ==========                       ==========
Liabilities and shareholders' equity:
Interest-bearing demand deposits         $211,561      132    0.25%       $173,782      114     0.26%
Savings deposits                          377,830      906    0.96%        256,153      675     1.05%
Time deposits                             320,268    2,023    2.53%        277,202    2,068     2.98%
Federal funds purchased                    19,556       63    1.29%              -        -         -
Other borrowings                           22,908      321    5.61%         23,109      322     5.57%
                                       -----------------------------     ------------------------------
Total interest-bearing liabilities        952,123    3,445    1.45%        730,246    3,179     1.74%
Noninterest-bearing deposits              236,552                          172,442
Other liabilities                          27,865                           15,610
Shareholders' equity                      122,567                           91,429
                                       ----------                       ----------
Total liabilities and
  shareholders' equity                 $1,339,107                       $1,009,727
                                       ==========                       ==========
Net interest spread(1)                                        4.73%                             5.38%
Net interest income and interest margin(2)         $15,000    5.02%                 $13,222     5.74%
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



                                                           For the six months ended
                                       ----------------------------------------------------------------
                                               June 30, 2003                    June 30, 2002
                                       -----------------------------     ------------------------------
                                                  Interest    Rates                Interest    Rates
                                         Average   Income/   Earned      Average    Income/   Earned
                                         Balance   Expense    Paid       Balance    Expense    Paid
                                       -----------------------------     ------------------------------
Assets:
Loans                                    $740,734  $27,702    7.48%       $645,350  $26,054     8.07%
Investment securities - taxable           323,556    5,683    3.51%        182,966    4,539     4.96%
Investment securities - nontaxable         39,958    1,616    8.09%         44,538    1,738     7.80%
Federal funds sold                         17,204      102    1.19%         39,187      333     1.70%

Total earning assets                    1,121,452   35,103    6.26%        912,041   32,664     7.16%
Other assets                              122,981                           88,058
                                       ----------                       ----------
Total assets                           $1,244,433                       $1,000,099
                                       ==========                       ==========
Liabilities and shareholders' equity:
Interest-bearing demand deposits         $199,289      250    0.25%       $172,694      235     0.27%
Savings deposits                          347,098    1,626    0.94%        254,916    1,355     1.06%
Time deposits                             306,596    3,982    2.60%        273,947    4,211     3.07%
Federal funds purchased                     9,778       63    1.29%              -        -         -
Other borrowings                           22,913      639    5.58%         23,030      641     5.57%
                                       -----------------------------     ------------------------------
Total interest-bearing liabilities        885,674    6,560    1.48%        724,587    6,442     1.78%
Noninterest-bearing deposits              222,049                          169,747
Other liabilities                          24,857                           15,298
Shareholders' equity                      111,853                           90,467
                                       ----------                       ----------
Total liabilities and
  shareholders' equity                 $1,244,433                       $1,000,099
                                       ==========                       ==========
Net interest spread(1)                                        4.78%                             5.38%
Net interest income and interest margin(2)         $28,543    5.09%                 $26,222     5.75%
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


Summary of Changes in Interest Income and Expense due to Changes in Average Asset & Liability Balances and Yields Earned & Rates Paid

The following tables set forth a summary of the changes in interest income (FTE) and interest expense from changes in average asset and liability balances
(volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components (dollars in thousands).

                                             Three months ended June 30, 2003
                                                compared with three months
                                                    ended June 30, 2002
                                             ---------------------------------
                                              Volume       Rate        Total
                                             ---------------------------------
Increase (decrease) in interest income:
Loans                                         $3,077     ($1,410)     $1,667
Investment securities                          2,082      (1,556)        526
Federal funds sold                              (141)         (8)       (149)
                                             ---------------------------------
   Total earning assets                        5,018      (2,974)      2,044
                                             ---------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits                  25          (7)         18
Savings deposits                                 319         (88)        231
Time deposits                                    321        (366)        (45)
Federal funds purchased                           63           -          63
Other borrowings                                  (3)          2          (1)
                                             ---------------------------------
   Total interest-bearing liabilities            725        (459)        266
                                             ---------------------------------
Increase (decrease) in Net Interest Income    $4,293     ($2,515)     $1,778
                                             =================================


                                              Six months ended June 30, 2003
                                                 compared with six months
                                                   ended June 30, 2002
                                             ---------------------------------
                                              Volume       Rate        Total
                                             ---------------------------------
Increase (decrease) in interest income:
Loans                                         $3,849      (2,201)      1,648
Investment securities                          3,753      (2,731)      1,022
Federal funds sold                              (187)        (44)       (231)
                                             ---------------------------------
   Total earning assets                        7,415      (4,976)      2,439
                                             ---------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits                  36         (21)         15
Savings deposits                                 489        (218)        271
Time deposits                                    501        (730)       (229)
Federal funds purchased                           63           -          63
Other borrowings                                  (3)          1          (2)
                                             ---------------------------------
   Total interest-bearing liabilities          1,086        (968)        118
                                             ---------------------------------
Increase (decrease) in Net Interest Income    $6,329     ($4,008)     $2,321
                                             =================================

Provision for Loan Losses
The Company provided $150,000 for loan losses in the second quarter of 2003 versus $500,000 in the second quarter of 2002. During the second quarter of 2003, the Company recorded $1,916,000 of net loan charge offs versus $224,000 of net loan charge-offs in the year earlier quarter. The increase in charge-offs is primarily due to a $1,900,000 charge-off related to two commercial real estate loans to a single entity collateralized by a single building. The Company had previously established a specific allowance for the two commercial real estate loans noted above in its allowance for loan losses. See "Subsequent Events" beginning on Page 12 for a description of the Company's collection of these two commercial real estate loans.

The Company provided $300,000 for loan losses during the six months ended June 30, 2003 versus $1,300,000 during the six months ended June 30, 2002. During the six months ended June 30, 2003, the Company recorded $2,150,000 of net loan charge offs versus $745,000 of net loan charge-offs in the year earlier six-month period.

Noninterest Income
The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).
                                    Three months ended         Six months ended
                                         June 30,                  June 30,
                                    --------------------------------------------
                                     2003        2002          2003        2002
                                    --------------------------------------------
  Service charges on deposit
    accounts                        $3,192      $1,566        $6,050      $3,031
  ATM fees and interchange             597         438         1,117         811
  Other service fees                   196         137           318         272
  Gain on sale of loans              1,319         539         2,452       1,502
  Commissions on sale of
    nondeposit investment products     461         738           909       1,277
  Gain on sale of investments          100           -           100           -
  Increase in cash value of life
    insurance                          376         205           515         324
  Other noninterest income             313         320           489         552
                                    --------------------------------------------
  Total noninterest income          $6,554      $3,943       $11,950      $7,769
                                    ============================================


Noninterest income for the second quarter of 2003 increased $2,611,000 (66.2%) to $6,554,000 from $3,943,000 in the year-ago quarter. The increase in noninterest income from the year-ago quarter was mainly due to an increase in service charges on deposit products (up $1,626,000 or 104% to $3,192,000), and an increase in gain on sale of loans (up $780,000 or 145% to $1,319,000). The increase in service charges income was mainly due to the introduction of an overdraft privilege deposit product in July 2002 that has added a new stream of recurring noninterest income. The increase in gain on sale of loans is due to the Company's ability to originate and sell an increased volume of residential real estate mortgage loans in the current environment of record mortgage refinance. This high level of mortgage refinance activity may not continue. ATM fees and interchange income increased from the year-ago quarter (up $159,000 or 36.3% to $597,000) due to expansion of Company's ATM network and increased debit card usage.

Noninterest income for the six months ended June 30, 2003 increased $4,181,000 (53.8%) to $11,950,000 from $7,769,000 in the same period in 2002. The increase in noninterest income from the year-ago period was mainly due to an increase in service charges on deposit products (up $3,019,000 or 99.6% to $6,050,000), and an increase in gain on sale of loans (up $950,000 or 63.2% to $2,452,000). The increase in service charges income was mainly due to the introduction of an overdraft privilege deposit product in July 2002 that has added a new stream of recurring noninterest income. The increase in gain on sale of loans is due to the Company's ability to originate and sell an increased volume of residential real estate mortgage loans in the current environment of record mortgage refinance. This high level of mortgage refinance activity may not continue. ATM fees and interchange income increased from the year-ago quarter (up $306,000 or 37.7% to $1,117,000) due to expansion of Company's ATM network and increased debit card usage.

Noninterest Expense
The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).
                                   Three months ended         Six months ended
                                        June 30,                  June 30,
                                  ----------------------------------------------
                                    2003        2002          2003        2002
                                  ----------------------------------------------
  Salaries                         $4,792      $3,746        $9,042      $7,391
  Commissions and incentives        1,361         839         2,472       1,690
  Employee benefits                 1,483       1,188         2,999       2,431
  Equipment                           890         717         1,682       1,405
  Occupancy                           832         776         1,579       1,506
  Professional fees                   641         396         1,215         629
  Telecommunications                  392         332           783         671
  Data processing and software        349         254           640         492
  Advertising and marketing           370         301           642         466
  Courier service                     260         229           508         449
  ATM network charges                 255         214           487         406
  Intangible amortization             324         227           552         455
  Postage                             230         189           428         331
  Operational losses                  176          64           306         103
  Assessments                          65          55           125         111
  Other                             1,948       1,436         3,559       2,829
                                  ----------------------------------------------
  Total                           $14,368     $10,963       $27,019     $21,365
                                  ==============================================
  Average full time
     equivalent staff                 513         427           490         422
  Noninterest expense
     to revenue (FTE)               66.66%      63.87%        66.73%      62.85%

Noninterest expense for the second quarter of 2003 increased $3,405,000 (31.1%) to $14,368,000 from $10,963,000 in the second quarter of 2002. The increase in noninterest expense was mainly due to a $1,863,000 (32.3%) increase in salary and benefit expense to $7,636,000. The increase in salary and benefits expense was mainly due to annual salary increases, increased commission and incentive expense, and new employees at the Company's four newly opened branches in 2002 and from the merger with North State National Bank on April 4, 2003. Noninterest expense excluding salaries and benefits also increased (up $1,542,000 or 29.7% to $6,732,000). Approximately $236,000 of this increase was expenses related to the overdraft privilege product introduced in July 2002, and included in professional fees. Also related to the overdraft privilege product introduced in July 2002, was a $112,000 increase in operational losses from the year-ago quarter. Increased advertising expenses accounted for $69,000 of the increase in other noninterest expense.

Noninterest expense for the first six months of 2003 increased $5,654,000 (26.5%) to $27,019,000 from $21,365,000 in the first six months of 2002. The increase in noninterest expense was mainly due to a $3,001,000 (26.1%) increase in salary and benefit expense to $14,513,000. The increase in salary and benefits expense was mainly due to annual salary increases, increased commission and incentive expense, and new employees at the Company's four newly opened branches in 2002 and from the merger with North State National Bank on April 4, 2003. Noninterest expense excluding salaries and benefits also increased (up $2,653,000 or 26.9% to $12,506,000). Approximately $442,000 of this increase was expenses related to the overdraft privilege product introduced in July 2002, and included in professional fees. Also related to the overdraft privilege product introduced in July 2002, was a $203,000 increase in operational losses from the year-ago period. Increased advertising expenses accounted for $176,000 of the increase in other noninterest expense.

Provision for Income Tax
The effective tax rate for the three months ended June 30, 2003 was 37.0% and reflects a decrease from 37.4% for the three months ended June 30, 2002. The effective tax rate for the six months ended June 30, 2003 was 37.5% and reflects a decrease from 37.4% for the six months ended June 30, 2002. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly from tax-exempt loans, state and municipal securities, and bank owned life insurance.

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

The following is a summary of classified assets on the dates indicated (dollars in thousands):

                               At June 30, 2003           At December 31, 2002
                           -------------------------    ------------------------
                            Gross  Guaranteed  Net       Gross  Guaranteed  Net
                           -----------------------------------------------------
Classified loans           $48,321  $11,958  $36,363    $52,642  $12,280 $40,062
Other classified assets      1,551        -    1,551        932        -     932
                           -----------------------------------------------------
Total classified assets    $49,872  $11,958  $37,914    $53,574  $12,280 $40,994
                           =====================================================
Allowance for loan losses/
     Classified loans                          35.5%                       35.1%

Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies at June 30, 2003, decreased $3.1 million (7.5%) to $37.9 million from $41.0 million at December 31, 2002.

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

Interest income on nonaccrual loans, which would have been recognized during the six months, ended June 30, 2003, if all such loans had been current in accordance with their original terms, totaled $1,212,000. Interest income actually recognized on these loans during the six months ended June 30, 2003 was $154,000.

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

As shown in the following table, total nonperforming assets net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, increased $13.0 million (142%) to $22.1 million during the first six months of 2003. The increase in nonperforming assets is primarily due to two commercial real estate loans collateralized by a single building. Nonperforming assets net of guarantees represent 1.62% of total assets. All nonaccrual loans are considered to be impaired when determining the need for a specific valuation allowance. The Company continues to make a concerted effort to work problem and potential problem loans to reduce risk of loss.


 (dollars in thousands):
                                                  At June 30, 2003            At December 31, 2002
                                              -------------------------    -------------------------
                                                Gross Guaranteed  Net       Gross Guaranteed   Net
                                              ------------------------------------------------------
Performing nonaccrual loans                   $10,770   $8,157   $2,613    $13,199  $8,432   $4,767
Nonperforming, nonaccrual loans                16,045    1,668   14,377      4,091     718    3,373
                                              ------------------------------------------------------
Total nonaccrual loans                         26,815    9,825   16,990     17,290   9,150    8,140
Loans 90 days past due and still accruing       3,549        -    3,549         40       -       40
                                              ------------------------------------------------------
Total nonperforming loans                      30,364    9,825   20,539     17,330   9,150    8,180
Other real estate owned                         1,551        -    1,551        932       -      932
                                              ------------------------------------------------------
Total nonperforming assets                    $31,915   $9,825  $22,090    $18,262  $9,150   $9,112
                                              ======================================================
Nonperforming loans to total loans                                2.41%                       1.19%
Allowance for loan losses/nonperforming loans                       66%                        176%
Nonperforming assets to total assets                              1.62%                       0.80%
Allowance for loan losses to nonperforming assets                   61%                        158%


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

Based on the current conditions of the loan portfolio, Management believes that the $13,455,000 allowance for loan losses at June 30, 2003 is adequate to absorb probable losses inherent in the Company's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated (dollars in thousands):

                                  Three months ended        Six months ended
                                       June 30,                 June 30,
                                 -----------------------------------------------
                                   2003        2002         2003        2002
                                 -----------------------------------------------
 Balance, beginning of period    $14,293     $13,337      $14,377     $13,058
 Addition through merger             928           -          928           -
 Loan loss provision                 150         500          300       1,300
 Loans charged off                (2,063)       (282)      (2,343)       (843)
 Recoveries of previously
   charged-off loans                 147          58          193          98
                                 -----------------------------------------------
 Net charge-offs                  (1,916)       (224)      (2,150)       (745)
                                 -----------------------------------------------
 Balance, end of period          $13,455     $13,613      $13,455     $13,613
                                 ===============================================
 Allowance for loan losses/loans outstanding                 1.58%       2.03%

Capital Resources
The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management. On July 31, 2003, TriCo completed an offering of 20,000 shares of cumulative trust preferred securities for cash in an aggregate amount of $20,000,000. The trust preferred securities are due in 30 years with an interest rate that resets quarterly at three-month LIBOR plus 3.05%, or 4.16% for the first quarterly interest period. The trust preferred securities were issued through an underwriting syndicate to which the Company paid underwriting fees of $7.50 per trust preferred security or an aggregate of $150,000. The net proceeds of $19,850,000 will be used to finance the opening of new branches, improve bank services and technology, repurchase shares of the Company's common stock as described below and increase the Company's capital.

Also on July 31, 2003, the Company announced the termination of its stock repurchase plan to repurchase 150,000 shares of common stock originally announced on October 19, 2001. There were 118,800 shares repurchased under the plan and the remaining 31,200 shares had not been repurchased. The Company has adopted a new stock repurchase plan for the repurchase of up to 250,000 shares of the Company's common stock from time to time as market conditions allow. The 250,000 shares authorized for repurchase under this plan represent approximately 3.2% of the Company's approximately 7,852,000 common shares outstanding as of July 31, 2003, 2003. This new plan has no stated expiration date for the repurchases.

The Company's primary capital resource is shareholders' equity, which was $124.6 million at June 30, 2003. This amount represents an increase of $25,553,000 from December 31, 2002, the net result of issuance of common stock and options related to the merger with North State National Bank ($18,527,000), comprehensive income for the period ($8,997,000), and the issuance of common shares via the exercise of stock options ($1,016 million), partially offset by dividends paid ($2,987,000). The Company's ratio of equity to total assets was 9.15%, 9.04%, and 8.65% as of June 30, 2003, June 30, 2002, and December 31,
2002, respectively.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:


                                                                                 To Be Well
                                At June 30,         At            Minimum     Capitalized Under
                             -----------------  December 31,    Regulatory    Prompt Corrective
                              2003       2002      2002         Requirement   Action Provisions
                             ------------------------------------------------------------------
   Tier I Capital             9.12%     10.75%     10.71%           4.00%           6.00%
   Total Capital             10.37%     12.01%     11.97%           8.00%          10.00%
   Leverage ratio             7.45%      8.55%      8.27%           4.00%           5.00%


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

At June 30, 2003 and 2002, the results of the simulations noted above indicate that the balance sheet is slightly asset sensitive (earnings increase when interest rates rise). The magnitude of all the simulation results noted above is within the Company's policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

The simulation results noted above do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

At June 30, 2003 and 2002, the Company had no derivative financial instruments.

Liquidity
The Company's principal source of asset liquidity is federal funds sold and marketable investment securities available for sale. At June 30, 2003, federal funds sold and investment securities available for sale totaled $357 million, representing an increase of $11 million or 3.2% from December 31, 2002, and an increase of $95 million or 36.3% from June 30, 2002. In addition, the Company generates additional liquidity from its operating activities. The Company's profitability during the first six months of 2003 generated cash flows from operations of $14.1 million compared to $11.3 million during the first six months of 2002. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks. Sales and maturities of investment securities produced cash inflows of $135 million during the six months ended June 30, 2003 compared to $60 million for the six months ended June 30, 2002. During the six months ended June 30, 2003, the Company invested $110 million, $90 million, and $19 million in securities, net loan growth, and life insurance policies, respectively, compared to $67 million and $14 million used to purchase investments and net loan growth, respectively, during the first six months of 2002. These changes in investment, loan, and life insurance balances contributed to net cash used for investing activities of $78 million during the six months ended June 30, 2003, compared to net cash used for investing activities of $22 million during the six months ended June 30, 2002. Financing activities provided net cash of $57 million during the six months ended June 30, 2003, compared to net cash provided by financing activities of $15 million during the six months ended June 30, 2002. Increases in deposit balances and Federal funds borrowed accounted for $42 million and $17 million of financing sources of funds, respectively, during the six months ended June 30, 2003, compared to deposit balance increases that accounted for $18 million of financing sources of funds during the six months ended June 30, 2002. Dividends paid used $3.0 million and $2.8 million of cash during the six months ended June 30, 2003 and June 30, 2002, respectively. Also, the Company's liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 4.  Controls and Procedures

(a) The Chief Executive Officer, Richard Smith, and the Chief Financial Officer, Thomas Reddish, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2003 ("Evaluation Date"). Based on that evaluation, they concluded that as of the Evaluation Date the Company's disclosure controls and procedures are effective to allow timely communication to them of information relating to the Company and the Bank required to be disclosed in its filings with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("Exchange Act").
          Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Item 4  - Submission of Matters to a Vote of Security Holders

   (a)  The Company's  Annual Meeting of Shareholders  was held on May 13,
        2003.

   (b) and (c)  The following nine directors were elected at the meeting:

                                 Votes For  Votes Against/Withheld  Abstentions
                                 ---------  ----------------------  -----------
       William J. Casey          5,188,013           37,956              -
       Donald J. Amaral          5,187,153           38,816              -
       Craig S. Compton          5,187,807           38,162              -
       Wendell J. Lundberg       5,188,013           37,956              -
       Donald E. Murphy          5,187,699           38,270              -
       Steve G. Nettleton        5,192,538           33,431              -
       Richard P. Smith          5,026,844          199,126              -
       Carroll R. Taresh         4,949,504          276,465              -
       Alex A. Vereschagin, Jr.  5,188,013           37,956              -

   The shareholders ratified the appointment of KPMG LLP as independent public accountants of the Company for 2003. 5,662,636 shares were voted for the ratification, 10,541 shares against and 31,732 shares abstained.


Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

     3.1*      Restated  Articles of  Incorporation  dated May 9, 2003, filed as
               Exhibit 3.1 to TriCo's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

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

     10.2* Form of Change of Control Agreement between TriCo and each of Craig Carney (dated February 27, 2003), Richard O'Sullivan (date February 24, 2003), and Thomas Reddish (dated April 10, 2001), filed as Exhibit 10.9 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

     10.3* TriCo's 1993 Non-Qualified Stock Option Plan filed as Exhibit 4.1 to TriCo's Form S-8 Registration Statement dated January 18, 1995 (No. 33-88704)

     10.4* TriCo's Non-Qualified Stock Option Plan filed as Exhibit 4.2 to TriCo's Form S-8 Registration Statement dated January 18, 1995 (No. 33-88704)

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

     10.11* Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, filed as Exhibit 10.11 to TriCo's Form S-4 Registration Statement dated January 16, 2003 (No. 333-102546)

     10.12* Tri Counties Bank Deferred Compensation Plan for Directors effective April 1, 1992, filed as Exhibit 10.12 to TriCo's Form S-4 Registration Statement dated January 16, 2003 (No. 333-102546)

     10.13* Employment Agreement between TriCo and Richard O'Sullivan dated April 10, 2001, filed as Exhibit 10.13 to TriCo's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

               Computation of earnings per share

     11.1      Tri Counties Bank, a California  banking  corporation,  and TriCo
               Capital Trust I, a Delaware business trust, are the only subsidiaries of Registrant

     21.1      Tri Counties Bank, a California  banking  corporation,  and TriCo
               Capital Trust I, a Delaware business trust, are the only subsidiaries of Registrant

     31.1      Rule 13a-14(a)/15d-14(a) Certification of CEO

     31.2      Rule 13a-14(a)/15d-14(a) Certification of CFO

     32.1      Section 1350 Certification of CEO

     32.2      Section 1350 Certification of CFO

       * Previously filed and incorporated by reference.

(b) Reports on Form 8-K

     During the quarter ended June 30, 2003 the Company filed the following Current Reports on Form 8-K:

     Description                               Date of Report
     ------------------------------------      --------------------
     Closing of acquisition of North           April 15, 2003
     State National Bank  by TriCo
     Bancshares and Tri Counties Bank.

     Quarterly results of operations.          April 23, 2003

     Quarterly results of operations.          July 30, 2003

     Declaration of $0.20 per common           July 30, 2003
     share dividend payable September 30,
     2003 to holders of record on
     September 9, 2003; trust preferred
     issuance; cancellation of existing
     stock repurchase plan; approval of
     new stock repurchase plan;
     substantial reduction in
     nonperforming assets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     TRICO BANCSHARES
                                       (Registrant)

Date:  August 14, 2003               /s/ Thomas J. Reddish
                                     -----------------------------------
                                     Thomas J. Reddish
                                     Vice President and Chief Financial Officer

Exhibit 11.1

TRICO BANCSHARES
Computation of Earnings Per Share on Common and Common Equivalent Shares and on Common Shares Assuming Full Dilution

                                             For the                For the
                                           three months            six months
                                          ended June 30,         ended June 30,
(In thousands, except per share data)    2003        2002       2003        2002
                                        ----------------------------------------
Weighted average number of common
    shares outstanding - basic          7,796       7,011      7,434       7,002

Add exercise of options reduced by
    the number of shares that could
    have been purchased with the
    proceeds of such exercise             225         203        224         164
                                        ----------------------------------------
Weighted average number of common
    shares outstanding - diluted        8,021       7,214      7,658       7,166
                                        ========================================

Net income                             $4,254      $3,365     $7,867      $6,694

Basic earnings per share                $0.55       $0.48      $1.06       $0.96

Diluted earnings per share              $0.53       $0.47      $1.03       $0.93

Exhibit 31.1

Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

I, Richard P. Smith, certify that;

   1.     I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  TriCo
          Bancshares;
   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have;
          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
          c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and
          d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  August 14, 2003                  /s/ Richard P. Smith
                                        -------------------------------------
                                        Richard P. Smith
                                        President and Chief Executive Officer

Exhibit 31.2

Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

I, Thomas J. Reddish, certify that;

   1.     I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  TriCo
          Bancshares;
   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have;
          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
          c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and
          d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: August 14, 2003                   /s/ Thomas J. Reddish
                                        -------------------------------------
                                        Thomas J. Reddish
                                        Vice President and Chief Financial
                                        Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350.

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


Exhibit 32.2

Certification Pursuant to 18 U.S.C. Section 1350.

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Reddish, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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