Form 10-Q
period 2003-09-30
TRICO BANCSHARES /
filed 2003-11-14
CIK 356171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2003              Commission file number 0-10661
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

                             Yes  X        No
                                -----        -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes           No  X
                                -----        -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class:  Common stock, no par value

Outstanding shares as of November 12, 2003:  7,848,524

                                TABLE OF CONTENTS

                                                                          Page

Forward Looking Statements                                                  1

PART I - FINANCIAL INFORMATION                                              2

  Item 1 - Financial Statements                                             2

    Notes to Unaudited Condensed Consolidated Financial Statements          6

    Financial Summary                                                      13

  Item 2 - Management's Discussion and Analysis of Financial               14
           Condition and Results of Operations

  Item 3 - Quantitative and Qualitative Disclosure about Market Risk       27

  Item 4 - Controls and Procedures                                         28

PART II - OTHER INFORMATION                                                29

  Item 1 - Legal Proceedings                                               29

  Item 6 - Exhibits and Reports on Form 8-K                                29

  Signatures                                                               31

  Exhibits                                                                 32

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



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                TRICO BANCSHARES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                                  (Unaudited)               (Unaudited)
                                                               At September 30,           At December 31,
                                                      -------------------------------   ------------------
                                                            2003              2002             2002
Assets:
  Cash and due from banks                                 $66,747           $56,749          $67,170
  Federal funds sold                                        1,900            23,400            8,100
                                                      -------------------------------   ------------------
    Cash and cash equivalents                              68,647            80,149           75,270

  Investment securities available for sale                350,941           268,921          338,024
  Loans
    Commercial                                            152,477           142,290          125,982
    Consumer                                              297,186           191,601          201,858
    Real estate mortgages                                 420,312           313,191          319,969
    Real estate construction                               60,066            36,472           39,713
                                                      -------------------------------   ------------------
    Total loans                                           930,041           683,554          687,522

    Allowance for loan losses                             (13,460)          (14,382)         (14,377)
                                                      -------------------------------   ------------------
    Loans, net of allowance for loan losses               916,581           669,172          673,145
  Premises and equipment, net                              19,787            16,583           17,224
  Cash value of life insurance                             38,644            15,045           15,208
  Other real estate owned                                   1,545                 -              932
  Accrued interest receivable                               6,152             5,552            5,644
  Deferred income taxes                                     8,646             7,957            8,429
  Intangible assets                                        21,992             4,387            4,043
  Other assets                                              7,649             5,757            6,655
                                                      -------------------------------   ------------------
         Total Assets                                  $1,440,584        $1,073,523       $1,144,574
                                                      ===============================   ==================
Liabilities:
  Deposits:
    Noninterest-bearing demand                           $267,148          $202,895         $232,499
    Interest-bearing demand                               211,219           175,883          182,816
    Savings                                               426,340           268,182          297,926
    Time certificates, $100,000 and over                   99,574            86,945           90,404
    Other time certificates                               191,571           203,990          201,592
                                                      -------------------------------   ------------------
    Total deposits                                      1,195,852           937,895        1,005,237
  Federal funds purchased                                  55,700                 -                -
  Accrued interest payable                                  2,556             2,608            2,927
  Other Liabilities                                        18,756            13,667           14,472
  Long-term debt and other borrowings                      22,894            22,932           22,924
  Trust preferred securities                               20,000                 -                -
                                                      -------------------------------   ------------------
    Total Liabilities                                   1,315,758           977,102        1,045,560
                                                      -------------------------------   ------------------
Shareholders' Equity:
  Authorized - 20,000,000 shares of common
  stock Issued and outstanding:
    7,846,001 at September 30, 2003                        69,875
    7,035,590 at September 30, 2002                                          50,188
    7,060,965 at December 31, 2002                                                            50,472
  Retained earnings                                        53,728            43,900           46,239
  Accumulated other comprehensive income, net               1,223             2,333            2,303
                                                      -------------------------------   ------------------
    Total Shareholders' Equity                            124,826            96,421           99,014
                                                      -------------------------------   ------------------
Total Liabilities and Shareholders' Equity             $1,440,584        $1,073,523       $1,144,574
                                                      ===============================   ==================


See accompanying notes to unaudited condensed consolidated financial statements



                                TRICO BANCSHARES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                              Three months ended September 30,    Nine months ended September 30,
                                                    2003            2002                2003           2002
                                              -------------------------------------------------------------------
Interest Income:
  Interest and fees on loans                      $16,228         $13,333             $43,930        $39,387
  Interest on federal funds sold                       25             143                 127            476
  Interest on investment securities
    available for sale
      Taxable                                       2,389           2,410               8,072          6,949
      Tax exempt                                      463             549               1,486          1,656
                                              -------------------------------------------------------------------
    Total interest income                          19,105          16,435              53,615         48,468
                                              -------------------------------------------------------------------
Interest Expense:
  Interest on interest-bearing demand deposits        137             115                 387            350
  Interest on savings                                 893             656               2,519          2,011
  Interest on time certificates of deposit          1,771           2,129               5,753          6,340
  Interest on short-term borrowing                     38               1                 101              1
  Interest on long-term debt                          325             326                 964            967
  Interest on trust preferred securities              141               -                 141              -
                                              -------------------------------------------------------------------
    Total interest expense                          3,305           3,227               9,865          9,669
                                              -------------------------------------------------------------------
Net Interest Income                                15,800          13,208              43,750         38,799
                                              -------------------------------------------------------------------
Provision for loan losses                             150             700                 450          2,000
                                              -------------------------------------------------------------------
Net Interest Income After Provision for
  Loan Losses                                      15,650          12,508              43,300         36,799
                                              -------------------------------------------------------------------
Noninterest Income:
  Service charges and fees                          3,117           3,521              10,602          7,635
  Gain on sale of investments                          97               -                 197              -
  Gain on sale of loans                               936             752               3,388          2,254
  Commissions on sale of non-deposit
    investment products                               432             712               1,341          1,989
  Other                                               624             428               1,628          1,304
                                              -------------------------------------------------------------------
  Total Noninterest Income                          5,206           5,413              17,156         13,182
                                              -------------------------------------------------------------------
Noninterest Expense:
  Salaries and related benefits                     7,460           6,344              21,973         17,856
  Other                                             6,589           5,789              19,095         15,642
                                              -------------------------------------------------------------------
  Total Noninterest Expense                        14,049          12,133              41,068         33,498
                                              -------------------------------------------------------------------
Income Before Income Taxes                          6,807           5,788              19,388         16,483
                                              -------------------------------------------------------------------
  Provision for income taxes                        2,469           2,161               7,183          6,163
                                              -------------------------------------------------------------------
Net Income                                         $4,338          $3,627             $12,205        $10,320
                                              -------------------------------------------------------------------
Comprehensive Income:
  Change in unrealized (loss) gain on
    securities available for sale, net             (2,210)            940              (1,080)         2,988
                                              -------------------------------------------------------------------
Comprehensive Income                               $2,128          $4,567             $11,125        $13,308
                                              ===================================================================
Average Shares Outstanding                          7,850           7,026               7,572          7,010
Diluted Average Shares Outstanding                  8,095           7,231               7,789          7,188
Per Share Data
  Basic Earnings                                    $0.55           $0.52               $1.61          $1.47
  Diluted Earnings                                  $0.54           $0.50               $1.57          $1.44
  Dividends Paid                                    $0.20           $0.20               $0.60          $0.60


See accompanying notes to unaudited condensed consolidated financial statements

                                TRICO BANCSHARES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (In thousands, unaudited)
                                                       Accumulated
                                                          Other
                                   Common   Retained   Comprehensive
                                   Stock    Earnings  Income (Loss), net  Total
                                 -----------------------------------------------
Balance, December 31, 2001         $49,679  $37,909       ($655)        $86,933
  Net income for the period                  10,320                      10,320
  Exercise of stock options,
    including tax benefits             579                                  579
  Repurchase of common stock           (70)    (119)                       (189)
  Dividends                                  (4,210)                     (4,210)
  Unrealized gain on securities
    available for sale, net                               2,988           2,988
                                 -----------------------------------------------
Balance September 30, 2002         $50,188  $43,900      $2,333         $96,421
                                 ===============================================

Balance, December 31, 2002         $50,472  $46,239      $2,303         $99,014
  Net income for the period                  12,205                      12,205
  Issuance of stock and options
    related to merger               18,459                               18,459
  Exercise of stock options,
    including tax benefits           1,016                                1,016
Repurchase of common stock             (72)    (157)                       (229)
  Dividends                                  (4,559)                     (4,559)
  Unrealized loss on securities
    available for sale, net                              (1,080)         (1,080)
                                 -----------------------------------------------
Balance September 30, 2003         $69,875  $53,728      $1,223        $124,826
                                 ===============================================

See accompanying notes to unaudited condensed consolidated financial statements



                                TRICO BANCSHARES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)
                                                                       For the nine months
                                                                       ended September 30,
                                                                     2003               2002
                                                                 -------------------------------
Operating Activities:
   Net income                                                      $12,205             $10,320
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization of property and equipment       2,108               1,956
       Amortization of intangible assets                               877                 683
       Provision for loan losses                                       450               2,000
       Amortization of investment securities premium, net            2,920               1,080
       Deferred income taxes                                            58                (108)
       Investment security gains net                                  (197)                  -
       Originations of loans for resale                           (147,602)           (113,271)
       Proceeds from sale of loans originated for resale           149,355             114,227
       Gain on sale of loans                                        (3,388)             (2,254)
       Amortization of mortgage servicing rights                     1,042                 498
       Provision for mortgage servicing rights valuation               600                   -
       (Gain) loss on sale of other real estate owned                  (60)                 (8)
       (Gain) loss on sale of fixed assets                              (3)                 10
       Change in assets and liabilities:
         Decrease (increase) in interest receivable                     34                 (30)
         Decrease in interest payable                                 (445)               (880)
         Increase in other assets and liabilities                    1,698               2,547
                                                                 -------------------------------
Net Cash Provided by Operating Activities                           19,652              16,770
                                                                 -------------------------------
Investing Activities:
   Net cash obtained in mergers and acquisitions                     7,450                   -
   Proceeds from maturities of securities available-for-sale       170,120              87,365
   Proceeds from sale of securities available-for-sale              22,320                   -
   Purchases of securities available-for-sale                     (169,113)           (127,999)
   Net increase in loans                                          (168,329)            (25,498)
   Proceeds from sale of premises and equipment                         15                  16
   Purchases of property and equipment                              (2,191)             (1,902)
   Proceeds from sale of other real estate owned                        60                  79
   Purchase of life insurance                                      (22,475)                  -
                                                                 -------------------------------
Net Cash Used by Investing Activities                             (162,143)            (67,939)
                                                                 -------------------------------
Financing Activities:
   Net increase in deposits                                         64,566              57,502
   Net increase in Federal funds purchased                          55,700                   -
   Payments of principal on long-term debt agreements                  (30)                (24)
   Issuance of trust preferred securities                           19,850                   -
   Repurchase of Common Stock                                         (229)               (189)
   Dividends paid                                                   (4,559)             (4,210)
   Exercise of stock options/issuance of Common Stock                  570                 275
                                                                 -------------------------------
Net Cash Provided by Financing Activities                          135,868              53,354
                                                                 -------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                (6,623)              2,185
                                                                 -------------------------------
Cash and Cash Equivalents and Beginning of Period                   75,270              77,964
                                                                 -------------------------------
Cash and Cash Equivalents at End of Period                         $68,647             $80,149
                                                                 ===============================
Supplemental Disclosure of Noncash Activities:
   Unrealized (loss) gain on securities available for sale         ($1,930)             $4,777
   Loans transferred to other real estate owned                       $613                   -
Supplemental Disclosure of Cash Flow Activity:
   Cash paid for interest expense                                  $10,236             $10,549
   Cash paid for income taxes                                       $4,810              $4,700
   Income tax benefit from stock option exercises                     $446                $304
The acquisition of North State National Bank
   Involved the following:
   Common stock issued                                             $18,459
   Liabilities assumed                                            $126,722
   Fair value of assets acquired, other than cash
     and cash equivalents                                        ($118,905)
   Core deposit intangible                                         ($3,365)
   Goodwill                                                       ($15,461)
   Net cash and cash equivalents received                           $7,450



See accompanying notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: General Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented. The interim results for the three and nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Tri Counties Bank (the "Bank"), and TriCo Capital Trust I. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Investment Securities
The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. During the nine months ended September 30, 2003 and throughout 2002, the Company did not have any securities classified as either held-to-maturity or trading. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of other comprehensive income in shareholders' equity until realized.

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold substantially all of its conforming long-term residential mortgage loans originated during nine months ended September 30, 2003 for cash proceeds equal to the fair value of the loans.

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

At September 30, 2003, the Company had no mortgage loans held for sale. At September 30, 2003 and December 31, 2002, the Company serviced real estate mortgage loans for others of $348 million and $307 million, respectively.

The following table summarizes the Company's mortgage servicing rights assets as of September 30, 2003 and December 31, 2002.

                                 December 31,                      September 30,
  (Dollars in thousands)             2002    Additions  Reductions      2003
                                 -----------------------------------------------
  Mortgage servicing rights         $2,821     $1,635    ($1,042)     $3,414
  Valuation allowance                    -          -       (600)       (600)
                                 -----------------------------------------------
  Mortgage servicing rights, net
    of valuation allowance          $2,821     $1,635    ($1,642)     $2,814
                                 ===============================================

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

Identifiable Intangible Assets
Identifiable intangible assets consist of core deposit intangibles and minimum pension liability.

The following table summarizes the Company's core deposit intangible as of September 30, 2003 and December 31, 2002.
                                 December 31,                      September 30,
 (Dollar in Thousands)               2002    Additions  Reductions     2003
                                 -----------------------------------------------
 Core deposit intangibles          $10,278     $3,365          -     $13,643
 Accumulated amortization           (6,636)         -      ($877)     (7,513)
                                 -----------------------------------------------
 Core deposit intangibles, net      $3,642     $3,365      ($877)     $6,130
                                 ===============================================

Core deposit intangibles are amortized over their expected useful lives. Such lives are periodically reassessed to determine if any amortization period
adjustments  are  indicated.   The  following  table  summarizes  the  Company's
estimated core deposit intangible amortization for each of the five succeeding years:
                                   Estimated Core Deposit
                                   Intangible Amortization
               Years Ended          (Dollar in thousands)
               -----------         -----------------------
                  2003                     $1,207
                  2004                     $1,358
                  2005                     $1,381
                  2006                     $1,395
                  2007                       $490
               Thereafter                  $1,176

The  following  table  summarizes  the  Company's   minimum  pension   liability
intangible as of September 30, 2003 and December 31, 2002.

                                 December 31,                      September 30,
  (Dollar in Thousands)              2002     Additions Reductions     2003
                                 -----------------------------------------------
  Minimum pension liability
    intangible                        $401           -          -       $401
                                 ===============================================

Intangible assets related to minimum pension liability are adjusted annually based upon actuarial estimates.

Goodwill
The following table summarizes the Company's goodwill intangible as of September 30, 2003 and December 31, 2002.
                                 December 31,                      September 30,
   (Dollar in Thousands)             2002     Additions Reductions     2003
                                 -----------------------------------------------
   Goodwill                             -     $15,461          -     $15,461
                                 ===============================================

Trust Preferred Securities
On July 31, 2003, TriCo completed an offering of 20,000 shares of cumulative trust preferred securities for cash in an aggregate amount of $20,000,000. The trust preferred securities are mandatorily redeemable upon maturity on October 7, 2033 with an interest rate that resets quarterly at three-month LIBOR plus 3.05%, or 4.16% for the first quarterly interest period. TriCo has the right to redeem the trust preferred securities on or after October 7, 2008. The trust preferred securities were issued through an underwriting syndicate to which the Company paid underwriting fees of $7.50 per trust preferred security or an aggregate of $150,000. The net proceeds of $19,850,000 will be used to finance the opening of new branches, improve bank services and technology, repurchase shares of the Company's common stock as described below and increase the Company's capital. The trust preferred securities have not been and will not be registered under the Securities Act of 1933, as amended, or applicable state securities laws and were sold pursuant to an exemption from registration under the Securities Act of 1933. The trust preferred securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws. The Company formed a subsidiary business trust, TriCo Capital Trust I, to issue the trust preferred securities.
Concurrently with the issuance of the trust preferred securities, the trust issued 619 shares of common stock to the Company for $1,000 per share or an aggregate of $619,000. In addition, the Company issued a Junior Subordinated Debenture to the Trust in the amount of $20,619,000. The terms of the Junior Subordinated Debenture are materially consistent with the terms of the trust preferred securities issued by TriCo Capital Trust I.

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

Had compensation cost for the Company's option plans been determined in accordance with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                Three Months Ended               Nine Months Ended
                                                  September 30,                    September 30,
(in thousands, except per share amounts)   2003                   2002       2003                2002
                                           ----                   ----       ----                ----
Net income                  As reported   $4,338                 $3,627    $12,205             $10,320
                              Pro forma   $4,271                 $3,574    $12,030             $10,165
Basic earnings per share    As reported    $0.55                  $0.52      $1.61               $1.47
                              Pro forma    $0.54                  $0.51      $1.59               $1.45
Diluted earnings per share  As reported    $0.54                  $0.50      $1.57               $1.44
                              Pro forma    $0.53                  $0.49      $1.54               $1.41
Stock-based employee compensation
  cost, net of related tax effects,
  included in net income    As reported       $0                     $0         $0                  $0
                              Pro forma      $67                    $53       $175                $155



Comprehensive Income
For the Company, comprehensive income includes net income reported on the statement of income, changes in the fair value of its available-for-sale investments, and changes in the minimum pension liability reported as a component of shareholders' equity.

The changes in the components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2003 and 2002 are reported as follows:
                                         Nine Months Ended September 30,
                                           2003                   2002
                                         -------------------------------
Unrealized Gain on Securities                     (in thousands)

Beginning Balance                         $3,048                   $117
Unrealized (loss) gain arising
  during the period, net of tax           (1,080)                 2,988
                                         -------------------------------
Ending Balance                            $1,968                 $3,105
                                         -------------------------------
Minimum Pension Liability
Beginning Balance                          ($745)                 ($772)
Change in minimum pension liability,
  net of tax                                   -                      -
                                         -------------------------------
Ending Balance                             ($745)                 ($772)
                                         -------------------------------
Total accumulated other comprehensive
  income (loss), net                      $1,223                 $2,333
                                         -------------------------------

Reclassifications
Certain amounts previously reported in the 2002 financial statements have been reclassified to conform to the 2003 presentation. These reclassifications did not affect previously reported net income or total shareholders' equity.

Acquisition
TriCo Bancshares (NASDAQ:TCBK), parent company of Tri Counties Bank, acquired North State National Bank, a national banking organization located in Chico, California, by the merger of North State into its wholly owned subsidiary, Tri Counties Bank, effective 5:01 pm on April 4, 2003. The acquisition and the related merger agreement dated October 3, 2002, was approved by the California Department of Financial Institutions, the Federal Deposit Insurance Corporation, and the shareholders of North State National Bank on March 4, March 7, and March 19, 2003, respectively. At the time of the acquisition, North State had total assets of $140 million, investment securities of $41 million, loans of $76 million, and deposits of $126 million. The acquisition was accounted for using the purchase method of accounting. The amount of goodwill recorded as of the merger date, which represented the excess of the total purchase price over the estimated fair value of net asset acquired, was approximately $15.5 million. The Company recorded a core deposit intangible, which represents the excess of the fair value of North State's deposits over their book value on the acquisition date, of approximately $3.4 million. This core deposit intangible is scheduled to be amortized over a seven-year average life.

Under the terms of the merger agreement, TriCo paid $13,090,057 in cash, issued 723,512 shares of TriCo common stock, and issued options to purchase 79,587 shares of TriCo common stock at an average exercise price of $6.22 per share in exchange for all of the 1,234,375 common shares and options to purchase 79,937 common shares of North State National Bank outstanding as of April 4, 2003.

The pro forma financial information in the following table illustrates the combined operating results of TriCo and North State National Bank for the nine months ended September 30, 2003 and 2002 as if the acquisition of North State National Bank had occurred as of January 1, 2002. The pro forma financial information is presented for informational purposes and is not necessarily indicative of the results of operations that would have occurred if TriCo and North State National Bank had constituted a single entity as of or January 1, 2002. The pro forma financial information is also not necessarily indicative of the future results of operations of the combined company. In particular, any opportunity to achieve certain cost savings as a result of the acquisition has not been included in the pro forma financial information.

                                       For the nine months ended September 30,
                                               2003             2002
                                               ----             ----
(in thousands except earnings per share)
Net interest income                          $45,186          $43,168
Provision for loan losses                        450            2,000
Noninterest income                            17,347           13,603
Noninterest expense                           42,224           35,936
Income tax expense                             7,360            7,151
Net income                                   $12,499          $11,684
Basic earnings per share                       $1.60            $1.51
Diluted earnings per share                     $1.55            $1.47

The only significant pro forma adjustment is the amortization expense relating to core deposit intangible, and the income tax benefit associated with the pro forma adjustment.

Impact of Recently Issued Financial Accounting Pronouncements
In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin ("ARB") 51, consolidated financial statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after September 15, 2003. Given the nature of the Company's operations, management does not expect this Interpretation to have a significant impact on the consolidated financial statements.

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


                                TRICO BANCSHARES
                                Financial Summary
                (dollars in thousands, except per share amounts)

                                                           (Unaudited)                  (Unaudited)
                                                       Three months ended            Nine months ended
                                                          September 30,                September 30,
                                              --------------------------------------------------------------
                                                    2003               2002        2003            2002
                                              --------------------------------------------------------------
Net Interest Income (FTE)                         $16,069            $13,520     $44,612         $39,742
Provision for loan losses                            (150)              (700)       (450)         (2,000)
Noninterest income                                  5,206              5,413      17,156          13,182
Noninterest expense                               (14,049)           (12,133)    (41,068)        (33,498)
Provision for income taxes (FTE)                   (2,738)            (2,473)     (8,045)         (7,106)
                                              --------------------------------------------------------------
Net income                                         $4,338             $3,627     $12,205         $10,320
                                              ==============================================================

Average shares outstanding                          7,850              7,026       7,572           7,010
Diluted average shares outstanding                  8,095              7,231       7,789           7,188
Shares outstanding at period end                    7,846              7,036       7,846           7,036

As Reported:
   Basic earnings per share                         $0.55              $0.52       $1.61           $1.47
   Diluted earnings per share                       $0.54              $0.50       $1.57           $1.44
   Return on assets                                  1.25%              1.39%       1.26%           1.36%
   Return on equity                                 14.09%             15.17%      14.07%          14.92%
   Net interest margin                               5.24%              5.67%       5.14%           5.72%
   Net loan charge-offs (recoveries)
     to average loans                                0.07%             (0.04%)      0.39%           0.14%
   Efficiency ratio (FTE)                           66.04%             64.08%      66.49%          63.29%

Average Balances:
   Total assets                                $1,384,672         $1,044,518  $1,291,693      $1,015,068
   Earning assets                               1,226,453            954,611   1,156,837         926,386
   Total loans                                    876,068            676,009     786,341         655,682
   Total deposits                               1,185,059            908,675   1,112,111         883,898
   Shareholders' equity                          $123,168            $95,645    $115,666         $92,212

Balances at Period End:
   Total assets                                $1,440,584         $1,073,523
   Earning assets                               1,282,882            975,875
   Total loans                                    930,041            683,554
   Total deposits                               1,195,852            937,895
   Shareholders' equity                          $124,826            $96,421

Financial Ratios at Period End:
   Allowance for loan losses to loans                1.45%              2.10%
   Book value per share                            $15.91             $13.70
   Equity to assets                                  8.66%              8.98%
   Total capital to risk assets                     11.73%             11.89%

Dividends Paid Per Share                            $0.20              $0.20       $0.60           $0.60
Dividend Payout Ratio                               37.04%             38.75%      38.22%          40.80%


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

The Company had quarterly earnings of $4,338,000, or $0.54 per diluted share, for the three months ended September 30, 2003. These results represent an 8.0% increase from the $0.50 earnings per diluted share reported for the three months ended September 30, 2002 on earnings of $3,627,000. The improvement in results from the year-ago quarter was due to a $2,549,000 (18.9%) increase in fully tax-equivalent net interest income to $16,069,000, and a $550,000 (78.6%) decrease in provision for loan losses to $150,000. These contributing factors were offset by a $207,000 (3.8%) decrease in noninterest income to $5,206,000 and $1,916,000 (15.8%) increase in noninterest expense to $14,049,000 for the quarter ended September 30, 2003. The Company reported earnings of $12,205,000, or $1.57 per diluted share, for the nine months ended September 30, 2003. These results represent a 9.0% increase from the $1.44 earnings per diluted share reported for the nine months ended September 30, 2002 on earnings of $10,320,000. The improvement in results from the year-ago period was due to a $4,870,000 (12.3%) increase in fully tax-equivalent net interest income to $44,612,000, a $1,550,000 (77.5%) decrease in provision for loan losses to $450,000, and a $3,974,000 (30.1%) increase in noninterest income to $17,156,000. These contributing factors were offset by a $7,570,000 (22.6%) increase in noninterest expense to $41,068,000 for the nine months ended September 30, 2003. Included in the Company's results of operations for the three-month and nine-month periods ended September 30, 2003, are the effects of the acquisition of North State National Bank on April 4, 2003.

Following is a summary of the components of fully taxable equivalent ("FTE") net income for the periods indicated (dollars in thousands):
                                    Three months ended         Nine months ended
                                       September 30,             September 30,
                                   ---------------------------------------------
                                     2003        2002         2003        2002
                                   ---------------------------------------------
Net Interest Income (FTE)          $16,069     $13,520      $44,612     $39,742
Provision for loan losses             (150)       (700)        (450)     (2,000)
Noninterest income                   5,206       5,413       17,156      13,182
Noninterest expense                (14,049)    (12,133)     (41,068)    (33,498)
Provision for income taxes (FTE)    (2,738)     (2,473)      (8,045)     (7,106)
                                   ---------------------------------------------
Net income                          $4,338      $3,627      $12,205     $10,320
                                   =============================================

Net income for the third quarter of 2003 was $711,000 (19.6%) more than for the same quarter of 2002. An increase in fully taxable equivalent net interest income (up $2,549,000 or 18.9%), and a decrease in provision for loan losses (down $550,000 or 78.6%) more than offset a decrease in noninterest income (down $207,000 or 3.8%), and an increase in noninterest expenses (up $1,916,000 or 15.8%). The increase in net interest income (FTE) was due to an increase in average balance of interest-earning assets (up $272 million or 28.5%) that was partially offset by a 43 basis point decrease in net interest margin. The decrease in provision for loan losses was due to stable loan quality and the maintenance of adequate loss reserve levels. The decrease in noninterest income from the year-ago quarter was mainly due to decreases in mortgage banking activities (down $673,000 or 93.0%) and commissions on sale of nondeposit investment products (down $280,000 or 39.4%). Offsetting these decreases in noninterest income were increases in service charges on deposit accounts (up $321,000 or 11.1%), and increase in cash value of life insurance (up $327,000 or 275%). The increase in noninterest expense was mainly due to an increase in salary and benefit expense (up $1,116,000 or 17.6% to $7,460,000). The increase in salary and benefits expense was mainly due to annual salary increases, increased commission and incentive expense, and new employees at four new branches the Company opened during 2002 and from the merger with North State National Bank on April 4, 2003. Other noninterest expense also increased (up $800,000 or 13.8% to $6,589,000) due to the new branch openings in 2002 and the merger with North State.

Net income for the nine months ended September 30, 2003 was $1,885,000 (18.3%) more than for the same period of 2002. An increase in fully taxable equivalent net interest income (up $4,870,000 or 12.3%), a decrease in provision for loan losses (down $1,550,000 or 77.5%), and an increase in noninterest income (up $3,974,000 or 30.1%), more than offset an increase in noninterest expenses (up $7,570,000 or 22.6%). The increase in net interest income (FTE) was due to an increase in average balance of interest-earning assets (up $230 million or 24.9%) that was partially offset by a 58 basis point decrease in net interest margin. The decrease in provision for loan losses (down $1,550,000 or 77.5%) was due to stable loan quality and the maintenance of adequate loss reserve levels. The increase in noninterest income from the year-ago period was mainly due to an increase in service charges and fee income on deposit products (up $3,340,000 or 56.4% to $9,258,000) due to the introduction of an overdraft privilege deposit product in July 2002 that has added a new stream of recurring noninterest income. The increase in noninterest expense was mainly due to an increase in salary and benefit expense (up $4,117,000 or 23.1% to $21,973,000). The increase in salary and benefits expense was mainly due to annual salary increases, increased commission and incentive expense, and new employees at four new branches the Company opened during 2002 and from the merger with North State National Bank on April 4, 2003. Other noninterest expense also increased (up $3,453,000 or 22.1% to $19,095,000) due to the new branch openings in 2002, and the merger with North State.

Net Interest Income
Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):
                                    Three months ended         Nine months ended
                                       September 30,             September 30,
                                ------------------------------------------------
                                     2003        2002         2003        2002
                                ------------------------------------------------
   Interest income                 $19,105     $16,435      $53,615     $48,468
   Interest expense                 (3,305)     (3,227)      (9,865)     (9,669)
   FTE adjustment                      269         312          862         943
                                ------------------------------------------------
      Net interest income (FTE)    $16,069     $13,520      $44,612     $39,742
                                ================================================
   Average earning assets       $1,226,453    $954,611   $1,156,837    $926,386

   Net interest margin (FTE)         5.24%       5.67%        5.14%       5.72%

The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense in interest-bearing liabilities. Net interest income (FTE) during the third quarter of 2003 increased $2,549,000 (18.9%) from the same period in 2002 to $16,069,000. The increase in net interest income (FTE) was due to the increased average balances of earning assets (up $271,842,000 or 28.5% to $1.23 billion) that was partially offset by a 43 basis point decrease in net interest margin
(FTE).

Net interest income (FTE) during the first nine months of 2003 increased $4,870,000 (12.3%) from the same period in 2002 to $44,612,000. The increase in net interest income (FTE) was due to the increased average balances of earning assets (up $230,450,000 or 24.9% to $1.16 billion) that was partially offset by a 58 basis point decrease in net interest margin (FTE).

Interest and Fee Income
Interest and fee income (FTE) for the third quarter of 2003 increased $2,627,000 (15.7%) from the second quarter of 2002. The increase was the net effect of higher average interest-earning assets (up $271,842,000 or 28.5% to $1.23 billion) that was partially offset by a 70 basis point decrease in the yield on those average earning assets to 6.32%. The growth in interest-earning assets was led by a $200.1 million (29.6%) increase in average loan balances to $876.1 million, and a $93.6 million (38.1%) increase in average investment balances. The average balance of federal funds sold decreased $21.8 million (66.2%) to $11.1 million.

The average yield on the Company's earning assets decreased to 6.32% from 7.02% for the quarter ended September 30, 2002. This downward trend in yields was reflective of general interest rate markets during much of the twelve months ended September 30, 2003.

Interest and fee income (FTE) for the nine months ended September 30, 2003 increased $5,066,000 (10.3%) from the same period of 2002. The increase was the net effect of higher average interest-earning assets (up $230,451,000 or 24.9% to $1.16 billion) that was partially offset by an 83 basis point decrease in the yield on those average earning assets to 6.28%. The growth in interest-earning assets was led by a $130.7 million (19.9%) increase in average loan balances to $786.3 million, and a $121.7 million (52.1%) increase in average investment balances to $355.3 million. The average balance of federal funds sold decreased $21.9 million (59.1%) to $15.2 million.

The average yield on the Company's earning assets decreased to 6.28% for the nine-month period ended September 30, 2003 from 7.11% for the same period in 2002. This downward trend in yields was reflective of general interest rate markets during the twelve months ended September 30, 2003.

Interest Expense
Interest expense increased $78,000 (2.4%) to $3,305,000 in the third quarter of 2003 compared to $3,227,000 in the year-ago quarter. The average balance of interest-bearing liabilities increased $223.5 million (29.9%) to $972.0 million in the third quarter of 2003 compared to $748.5 million in the year-ago quarter. The increase in interest-bearing liabilities was concentrated in the lower earning interest-bearing demand deposits (up $38.3 million or 21.8%), and savings deposits (up $143.8 million or 55.0%). The average balance of the higher earning time deposits was up $14.1 million (4.9%) from the year-ago quarter. In addition, the average balance of noninterest-bearing deposits increased $80.2 million (43.8%) from the year-ago quarter, and the average balance of Federal funds purchased was $13.8 million in the quarter ended September 30, 2003 compared to $0.2 million in the year-ago quarter. The average balance of trust preferred securities was $13.6 million in the quarter ended September 30, 2003 compared to $0 in the year-ago quarter. The average rate paid for all categories of interest-bearing liabilities decreased from the average rate paid in the year-ago quarter as a result of general market interest rate changes.

Interest expense increased $196,000 (2.0%) to $9,865,000 for the nine months ended September 30, 2003 compared to $9,669,000 in the year-ago period. The average balance of interest-bearing liabilities increased $182.1 million (24.9%) to $914.7 million for the nine months ended September 30, 2003 compared to $732.7 million in the year-ago period. The increase in interest-bearing liabilities was concentrated in the lower earning interest-bearing demand deposits (up $30.5 million or 17.6%), and savings deposits (up $109.6 million or 42.6%). The average balance of the higher earning time deposits was up $26.4 million (9.5%) from the year-ago period. In addition, for the nine months ended September 30, 2003, the average balance of noninterest-bearing deposits increased $61.7 million (35.4%) from the year-ago period, and the average balance of Federal funds purchased was $11.1 million in the nine months ended September 30, 2003 compared to $0.1 million in the year-ago six month period. The average balance of trust preferred securities was $4.5 million in the nine-month period ended September 30, 2003 compared to $0 in the year-ago nine-month period. The average rate paid for all categories of interest-bearing liabilities decreased from the average rate paid in the year-ago quarter as a result of general market interest rate changes.

Net Interest Margin (FTE)
The following table summarizes the components of the Company's net interest margin for the periods indicated:
                                    Three months ended         Nine months ended
                                       September 30,             September 30,
                                   ---------------------------------------------
                                     2003        2002         2003        2002
                                   ---------------------------------------------
Yield on earning assets              6.32%       7.02%        6.28%       7.11%
Rate paid on interest-bearing
     Liabilities                     1.36%       1.72%        1.44%       1.76%
                                   ---------------------------------------------
     Net interest spread             4.96%       5.30%        4.84%       5.35%
Impact of all other net
     noninterest-bearing funds       0.28%       0.37%        0.30%       0.37%
                                   ---------------------------------------------
        Net interest margin          5.24%       5.67%        5.14%       5.72%
                                   =============================================

Net interest margin in the third quarter of 2003 decreased 43 basis points compared to the third quarter of 2002. Net interest margin for the nine months ended September 30, 2003 decreased 58 basis points compared to the nine months ended September 30, 2002. Throughout much of 2002, the Company was able to decrease the rates it paid on interest-bearing deposits approximately as fast as the rates on interest-earning assets decreased. By doing so, the Company was able to maintain a relatively high net interest margin throughout much of 2002. However, in the fourth quarter of 2002, it became increasingly difficult to reduce the rates paid on interest-bearing deposits. As a result, the Company's net interest margin began to decrease. Also, throughout much of 2002, the Company grew deposits faster than it grew loans. As a result, much of the available funds from these deposits were invested in securities rather than higher yielding loans, and this also contributed to a decrease in net interest margin. During the quarters ended September 30, 2003 and June 30, 2003, the Company's growth rate for loans exceeded its growth rate for deposits, and this faster loan growth rate helped to slow down the rate of decrease in the Company's net interest margin.

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


                                                          For the three months ended
                                       ----------------------------------------------------------------
                                             September 30, 2003                 September 30, 2002
                                       -----------------------------     ------------------------------
                                                  Interest    Rates                Interest    Rates
                                         Average   Income/   Earned       Average   Income/   Earned
                                         Balance   Expense    Paid        Balance   Expense    Paid
                                       -----------------------------     ------------------------------
Assets:
Loans                                    $876,068  $16,228    7.41%       $676,009  $13,332     7.89%
Investment securities - taxable           301,784    2,389    3.17%        201,982    2,411     4.77%
Investment securities - nontaxable         37,468      732    7.81%         43,659      861     7.89%
Federal funds sold                         11,133       25    0.90%         32,961      143     1.74%

Total earning assets                    1,226,453   19,374    6.32%        954,611   16,747     7.02%
Other assets                              158,219                           89,907
                                       ----------                       ----------
Total assets                           $1,384,672                       $1,044,518
                                       ==========                       ==========
Liabilities and shareholders' equity:
Interest-bearing demand deposits         $214,259      137    0.26%       $175,964      115     0.26%
Savings deposits                          405,339      893    0.88%        261,510      656     1.00%
Time deposits                             302,121    1,771    2.34%        288,021    2,129     2.96%
Federal funds purchased                    13,826       38    1.10%            246        1     1.63%
Other borrowings                           22,898      325    5.68%         22,772      326     5.73%
Trust preferred securities                 13,560      141    4.16%              -        -     -
                                       -----------------------------     ------------------------------
Total interest-bearing liabilities        972,003    3,305    1.36%        748,513    3,227     1.72%
Noninterest-bearing deposits              263,340                          183,180
Other liabilities                          26,161                           17,180
Shareholders' equity                      123,168                           95,645
                                       ----------                       ----------
Total liabilities and
  shareholders' equity                 $1,384,672                       $1,044,518
                                       ==========                       ==========
Net interest spread(1)                                        4.96%                             5.30%
Net interest income and interest margin(2)         $16,069    5.24%                 $13,520     5.67%
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





                                                           For the nine months ended
                                       ----------------------------------------------------------------
                                            September 30, 2003               September 30, 2002
                                       -----------------------------     ------------------------------
                                                  Interest    Rates                Interest    Rates
                                         Average   Income/   Earned       Average   Income/   Earned
                                         Balance   Expense    Paid        Balance   Expense    Paid
                                       -----------------------------     ------------------------------
Assets:
Loans                                    $786,341  $43,930    7.45%       $655,682  $39,386     8.01%
Investment securities - taxable           316,219    8,072    3.40%        189,370    6,950     4.89%
Investment securities - nontaxable         39,119    2,348    8.00%         44,245    2,599     7.83%
Federal funds sold                         15,158      127    1.12%         37,089      476     1.71%

Total earning assets                    1,156,837   54,477    6.28%        926,386   49,411     7.11%
Other assets                              134,856                           88,682
                                       ----------                       ----------
Total assets                           $1,291,693                       $1,015,068
                                       ==========                       ==========
Liabilities and shareholders' equity:
Interest-bearing demand deposits         $204,334      387    0.25%       $173,796      350     0.27%
Savings deposits                          366,725    2,519    0.92%        257,138    2,011     1.04%
Time deposits                             305,088    5,753    2.51%        278,690    6,340     3.03%
Federal funds purchased                    11,142      101    1.21%             83        1     1.61%
Other borrowings                           22,908      964    5.61%         22,943      967     5.62%
Trust preferred securities                  4,519      141    4.16%              -        -     -
                                       -----------------------------     ------------------------------
Total interest-bearing liabilities        914,716    9,865    1.44%        732,650    9,669     1.76%
Noninterest-bearing deposits              235,964                          174,274
Other liabilities                                   25,347                              15,932
Shareholders' equity                      115,666                           92,212
                                       ----------                       ----------
Total liabilities and
  shareholders' equity                 $1,291,693                       $1,015,068
                                       ==========                       ==========
Net interest spread(1)                                        4.84%                            5.35%
Net interest income and interest margin(2)         $44,612    5.14%                $39,742     5.72%
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

                                           Three months ended September 30, 2003
                                                compared with three months
                                                 ended September 30, 2002
                                           -------------------------------------
                                             Volume        Rate        Total
                                           -------------------------------------
Increase (decrease) in interest income:
Loans                                        $3,946      ($1,050)     $2,896
Investments - taxable                         1,190       (1,212)        (22)
Investments - nontaxable                       (122)          (7)       (129)
Federal funds sold                              (95)         (23)       (118)
                                           -------------------------------------
   Total earning assets                       4,919       (2,292)      2,627
                                           -------------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits                 25           (3)         22
Savings deposits                                360         (123)        237
Time deposits                                   104         (462)       (358)
Federal funds purchased                          55          (18)         37
Other borrowings                                  2           (3)         (1)
Trust preferred securities                      141            -         141
                                           -------------------------------------
   Total interest-bearing liabilities           687         (609)         78
                                           -------------------------------------
Increase (decrease) in Net Interest Income   $4,232      ($1,683)     $2,549
                                           =====================================


                                            Nine months ended September 30, 2003
                                                compared with nine months
                                                 ended September 30, 2002
                                           -------------------------------------
                                             Volume        Rate        Total
                                           -------------------------------------
Increase (decrease) in interest income:
Loans                                        $7,849   ($3,305)      $4,544
Investments - taxable                         4,652    (3,530)       1,122
Investments - nontaxable                       (301)       50         (251)
Federal funds sold                             (281)      (68)        (349)
                                           -------------------------------------
   Total earning assets                      11,919    (6,853)       5,066
                                           -------------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits                 62       (25)          37
Savings deposits                                855      (347)         508
Time deposits                                   600    (1,187)        (587)
Federal funds purchased                         134       (34)         100
Other borrowings                                 (1)       (2)          (3)
Trust preferred securities                      141         -          141
                                           -------------------------------------
   Total interest-bearing liabilities         1,791    (1,595)         196
                                           -------------------------------------
Increase (decrease) in Net Interest Income  $10,128   ($5,258)      $4,870
                                           =====================================

Provision for Loan Losses
The Company provided $150,000 for loan losses in the third quarter of 2003 versus $700,000 in the third quarter of 2002. During the third quarter of 2003, the Company recorded $145,000 of net loan charge offs versus $69,000 of net loan recoveries in the year earlier quarter.

The Company provided $450,000 for loan losses during the nine months ended September 30, 2003 versus $2,000,000 during the nine months ended September 30, 2002. During the nine months ended September 30, 2003, the Company recorded $2,295,000 of net loan charge offs versus $676,000 of net loan charge-offs in the year earlier nine-month period. The increase in charge-offs is primarily due to a $1,554,000 net charge-off related to two commercial real estate loans to a single entity collateralized by a single building. The Company had previously established a specific allowance for the two commercial real estate loans noted above in its allowance for loan losses. The collection was realized on July 31, 2003 via the Company's receipt of net proceeds of $11,474,000 from the sale of the building. The collection resulted in a recovery of $346,000 of the $1,900,000 charged-off on these loans during the quarter ended June 30, 2003. The $1,900,000 charge-off is reflected in the Company's results of operations for the quarter ended June 30, 2003. The $346,000 recovery is reflected in the Company's results of operations for the quarter ended September 30, 2003.

Noninterest Income
The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).

                                    Three months ended         Nine months ended
                                       September 30,             September 30,
                                    --------------------------------------------
                                     2003        2002          2003        2002
                                    --------------------------------------------
 Service charges on deposit
   accounts                         $3,208      $2,887        $9,258     $5,918
 ATM fees and interchange              566         488         1,683      1,299
 Other service fees                    228         174           693        489
 Amortization of mortgage servicing
   rights,
   net of mortgage servicing fees     (285)        (28)         (432)       (71)
 Provision for mortgage
     servicing valuation allowance    (600)          -          (600)         -
 Gain on sale of loans                 936         752         3,388      2,254
 Commissions on sale of
   nondeposit investment products      432         712         1,341      1,989
 Gain on sale of investments            97           -           197          -
 Increase in cash value of life
   insurance                           446         119           961        443
 Other noninterest income              178         309           667        861

 Total noninterest income           $5,206      $5,413       $17,156    $13,182

Noninterest income for the third quarter of 2003 decreased $207,000 (3.8%) to $5,206,000 from $5,413,000 in the year-ago quarter. The decrease in noninterest income from the year-ago quarter was due to an increase in amortization of mortgage servicing rights net of mortgage servicing fees (up $257,000 to $285,000), and a provision for mortgage servicing valuation allowance (of $600,000) taken in the quarter ended September 30, 2003. The increase in the amortization of mortgage servicing rights and the provision for mortgage servicing valuation allowance taken in the third quarter of 2003 are the result of the recent peak in mortgage refinance activity. While the Company benefits from increased gain on sale of loans during periods of high levels of mortgage refinance activity, it may also experience increased amortization and provisions for mortgage servicing valuations of mortgage servicing rights. (See Notes to Unaudited Condensed Consolidated Financial Statements for additional information concerning the Company's mortgage operations and valuation of mortgage servicing rights.) Overall, mortgage banking activities, net of amortization and valuation allowance, accounted for $51,000 of noninterest income in the third quarter of 2003 compared to $724,000 in the year-ago quarter. Excluding mortgage banking activities and gain on sale of investments, noninterest income was up $369,000 (7.9%) during the third quarter of 2003 versus the year-ago quarter. Service charges on deposit accounts were up $321,000 (11.1%) due primarily to new customers, and increase in cash value of life insurance was up $327,000 (275%) due to a 157% increase in banked-owned life insurance to $38.6 million at September 30, 2003 versus $15.0 million at September 30, 2002. Commission on sale of nondeposit investment products decreased $281,000 (39.4%) to $432,000 in the third quarter of 2003 compared to $713,000 in the year-ago quarter.

Noninterest income for the nine months ended September 30, 2003 increased $3,974,000 (30.1%) to $17,156,000 from $13,182,000 in the same period in 2002.
Mortgage banking activities, net of amortization and valuation allowance, accounted for $2,356,000 of noninterest income during the nine months ended September 30, 2003 compared to $2,183,000 during the nine months ended September 30, 2002. Excluding mortgage banking activities and gain on sale of investments, noninterest income was up $3,604,000 (32.8%) during the nine months ended September 30, 2003 compared to during the nine months ended September 30, 2002. Service charges on deposit accounts were up $3,340,000 (56.4%) due primarily to new customers and the introduction of the Company's overdraft privilege product in July 2002. Increase in cash value of life insurance was up $518,000 (117%) due to a 157% increase in banked-owned life insurance to $38.6 million at September 30, 2003 versus $15.0 million at September 30, 2002. Commission on sale of nondeposit investment products decreased $648,000 (32.6%) to $1,341,000 during the nine months ended September 30, 2003 compared to $1,989,000 during the year-ago nine-month period.

Noninterest Expense
The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).

                                   Three months ended        Nine months ended
                                      September 30,            September 30,
                                  ----------------------------------------------
                                    2003        2002          2003        2002
                                  ----------------------------------------------
     Salaries                      $5,006      $4,225       $14,048     $11,616
     Commissions and incentives       929         889         3,401       2,579
     Employee benefits              1,525       1,230         4,524       3,661
     Occupancy                        922         752         2,604       2,157
     Equipment                        877         741         2,456       2,247
     Professional fees                582         567         1,797       1,196
     Telecommunications               384         363         1,167       1,034
     Data processing and software     386         272         1,026         764
     Advertising and marketing        226         468           868         934
     Courier service                  258         235           766         684
     ATM network charges              255         205           742         611
     Intangible amortization          325         228           877         683
     Postage                          202         212           630         543
     Operational losses               240         192           546         295
     Assessments                       72          64           197         175
     Other                          1,860       1,490         5,419       4,319
                                  ----------------------------------------------
     Total                        $14,049     $12,133       $41,068     $33,498
                                  ==============================================
     Average full time
       equivalent staff               516         437           499        427
     Noninterest expense
       to revenue (FTE)            66.04%      64.08%        66.49%     63.29%

Noninterest expense for the third quarter of 2003 increased $1,916,000 (15.8%) to $14,049,000 from $12,133,000 in the third quarter of 2002. The increase in noninterest expense was mainly due to a $1,116,000 (17.6%) increase in salary and benefit expense to $7,460,000. The increase in salary and benefits expense was mainly due to annual salary increases, increased commission and incentive expense, and new employees at the Company's four newly opened branches in 2002 and from the merger with North State National Bank on April 4, 2003. Noninterest expense excluding salaries and benefits also increased (up $800,000 or 13.8% to $6,589,000). Approximately $420,000 of this increase was related to occupancy, equipment, and data processing and software expenses.

Noninterest expense for the first nine months of 2003 increased $7,570,000 (22.6%) to $41,068,000 from $33,498,000 in the first nine months of 2002. The increase in noninterest expense was mainly due to a $4,117,000 (23.1%) increase in salary and benefit expense to $21,973,000. The increase in salary and benefits expense was mainly due to annual salary increases, increased commission and incentive expense, and new employees at the Company's four newly opened branches in 2002 and from the merger with North State National Bank on April 4, 2003. Noninterest expense excluding salaries and benefits also increased (up $3,453,000 or 22.1% to $19,095,000). Occupancy, equipment, and data processing and software expenses accounted for $918,000 of this increase. Operational losses accounted for $251,000 of the increase other noninterest expense. The increase in operational losses is mainly due to operational losses from the overdraft privilege product introduced in July 2002, and is more than offset by the increase in noninterest income from the overdraft privilege product.

Provision for Income Tax
The effective tax rate for the three months ended September 30, 2003 was 36.3% and reflects a decrease from 37.3% for the three months ended September 30, 2002. The effective tax rate for the nine months ended September 30, 2003 was 37.1% and reflects a decrease from 37.4% for the nine months ended September 30, 2002. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly from tax-exempt loans, state and municipal securities, and bank owned life insurance.

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

The following is a summary of classified assets on the dates indicated (dollars in thousands):

                             At September 30, 2003        At December 31, 2002
                           -------------------------    ------------------------
                            Gross  Guaranteed   Net      Gross  Guaranteed  Net
                           -----------------------------------------------------
Classified loans           $34,234  $11,593  $22,641    $52,642  $12,280 $40,062
Other classified assets      1,545        -    1,545        932        -     932
                           -----------------------------------------------------
Total classified assets    $35,779  $11,593  $24,186    $53,574  $12,280 $40,994
                           -----------------------------------------------------
Allowance for loan losses/
     Classified loans                          55.7%                       35.1%

Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies at September 30, 2003, decreased $16.7 million (40.8%) to $24.3 million from $41.0 million at December 31, 2002.

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

Interest income on nonaccrual loans, which would have been recognized during the nine months, ended September 30, 2003, if all such loans had been current in accordance with their original terms, totaled $1,097,000. Interest income actually recognized on these loans during the nine months ended September 30, 2003 was $766,000.

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

As shown in the following table, total nonperforming assets net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, decreased $1,495,000 (16.4%) to $7,617,000 during the first nine months of 2003. Nonperforming assets net of guarantees represent 0.53% of total assets. All nonaccrual loans are considered to be impaired when determining the need for a specific valuation allowance. The Company continues to make a concerted effort to work problem and potential problem loans to reduce risk of loss.


 (dollars in thousands):
                                                At September 30, 2003         At December 31, 2002
                                              -------------------------    -------------------------
                                                Gross Guaranteed  Net       Gross Guaranteed   Net
                                              ------------------------------------------------------
Performing nonaccrual loans                   $11,114   $8,048   $3,066    $13,199  $8,432   $4,767
Nonperforming, nonaccrual loans                 4,502    1,566    2,936      4,091     718    3,373
                                              ------------------------------------------------------
Total nonaccrual loans                         15,616    9,614    6,002     17,290   9,150    8,140
Loans 90 days past due and still accruing          70        -       70         40       -       40
                                              ------------------------------------------------------
Total nonperforming loans                      15,686    9,614    6,072     17,330   9,150    8,180
Other real estate owned                         1,545        -    1,545        932       -      932
                                              ------------------------------------------------------
Total nonperforming assets                    $17,231   $9,614   $7,617    $18,262  $9,150   $9,112
                                              ======================================================
Nonperforming loans to total loans                                0.65%                       1.19%
Allowance for loan losses/nonperforming loans                      222%                       176%
Nonperforming assets to total assets                              0.53%                       0.80%
Allowance for loan losses to nonperforming assets                  177%                       158%



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

Based on the current conditions of the loan portfolio, Management believes that the $13,460,000 allowance for loan losses at September 30, 2003 is adequate to absorb probable losses inherent in the Company's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated (dollars in thousands):

                                   Three months ended       Nine months ended
                                      September 30,           September 30,
                                 -----------------------------------------------
                                   2003        2002         2003        2002
                                 -----------------------------------------------
 Balance, beginning of period    $13,455     $13,613      $14,377     $13,058
 Addition through merger               -           -          928             -
 Loan loss provision                 150         700          450         2,000
 Loans charged off                  (551)        (72       (2,894)         (915)
 Recoveries of previously
   charged-off loans                 406         141          599           239
                                 -----------------------------------------------
 Net (charge-offs) recoveries       (145)         69       (2,295)         (676)
                                 -----------------------------------------------
 Balance, end of period          $13,460     $14,382      $13,460       $14,382
                                 ===============================================
 Allowance for loan losses/loans outstanding                1.45%         2.10%

Capital Resources
The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management.

On July 31, 2003, TriCo completed an offering of 20,000 shares of cumulative trust preferred securities for cash in an aggregate amount of $20,000,000. The trust preferred securities are mandatorily redeemable upon maturity on October 7, 2033 with an interest rate that resets quarterly at three-month LIBOR plus 3.05%, or 4.16% for the first quarterly interest period. TriCo has the right to redeem the trust preferred securities on or after October 7, 2008. The trust preferred securities were issued through an underwriting syndicate to which the Company paid underwriting fees of $7.50 per trust preferred security or an aggregate of $150,000. The net proceeds of $19,850,000 will be used to finance the opening of new branches, improve bank services and technology, repurchase shares of the Company's common stock as described below and increase the Company's capital. The trust preferred securities have not been and will not be registered under the Securities Act of 1933, as amended, or applicable state securities laws and were sold pursuant to an exemption from registration under the Securities Act of 1933. The trust preferred securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws. The Company formed a subsidiary business trust, TriCo Capital Trust I, to issue the trust preferred securities.
Concurrently with the issuance of the trust preferred securities, the trust issued 619 shares of common stock to the Company for $1,000 per share or an aggregate of $619,000. In addition, the Company issued a Junior Subordinated Debenture to the Trust in the amount of $20,619,000. The terms of the Junior Subordinated Debenture are materially consistent with the terms of the trust preferred securities issued by TriCo Capital Trust I.

Also on July 31,  2003,  the  Company  announced  the  termination  of its stock repurchase plan to repurchase 150,000 shares of common stock originally announced on October 19, 2001. There were 118,800 shares repurchased under the plan and the remaining 31,200 shares had not been repurchased. The Company has adopted a new stock repurchase plan for the repurchase of up to 250,000 shares of the Company's common stock from time to time as market conditions allow. The 250,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company's approximately 7,852,000 common shares outstanding as of July 31, 2003. This new plan has no stated expiration date for the repurchases. The Company repurchased 8,100 common shares under this new plan, all of which were repurchased during the quarter ended September 30, 2003.

The Company's primary capital resource is shareholders' equity, which was $124.8 million at September 30, 2003. This amount represents an increase of $25.8 million from December 31, 2002, the net result of issuance of common stock and options related to the merger with North State National Bank ($18.5 million), comprehensive income for the period ($1.1 million), and the issuance of common shares via the exercise of stock options ($1.0 million), partially offset by dividends paid ($4.6 million) and the repurchase of common stock ($0.2 million). The Company's ratio of equity to total assets was 8.66%, 8.98%, and 8.65% as of September 30, 2003, September 30, 2002, and December 31, 2002, respectively.
The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:


                                                                                 To Be Well
                              At September 30,      At            Minimum     Capitalized Under
                             -----------------  December 31,    Regulatory    Prompt Corrective
                              2003       2002      2002         Requirement   Action Provisions
                             ------------------------------------------------------------------
     Tier I Capital          10.55%     10.63%     10.71%           4.00%           6.00%
     Total Capital           11.73%     11.89%     11.97%           8.00%          10.00%
     Leverage ratio           8.85%      8.53%      8.27%           4.00%           5.00%


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

At September 30, 2003 and 2002, the results of the simulations noted above indicate that the balance sheet is slightly asset sensitive (earnings increase when interest rates rise). The magnitude of all the simulation results noted above is within the Company's policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

The simulation results noted above do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

At September 30, 2003 and 2002, the Company had no derivative financial instruments.

Liquidity
The Company's principal source of asset liquidity is cash and amounts due from banks, federal funds sold, and marketable investment securities available for sale. At September 30, 2003, federal funds sold and investment securities available for sale totaled $353 million, representing an increase of $6.7 million or 1.9% from December 31, 2002, and an increase of $61 million or 20.7% from September 30, 2002. In addition, the Company generates additional liquidity from its operating activities. The Company's profitability during the first nine months of 2003 generated cash flows from operations of $19.7 million compared to $16.8 million during the first nine months of 2002. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks. Sales and maturities of investment securities produced cash inflows of $192 million during the nine months ended September 30, 2003 compared to $87 million for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, the Company invested $169 million, $168 million, and $22 million in securities, net loan growth, and life insurance policies, respectively, compared to $128 million and $25 million used to purchase investments and net loan growth, respectively, during the first nine months of 2002. These changes in investment, loan, and life insurance balances contributed to net cash used for investing activities of $162 million during the nine months ended September 30, 2003, compared to net cash used for investing activities of $68 million during the nine months ended September 30, 2002. Financing activities provided net cash of $136 million during the nine months ended September 30, 2003, compared to net cash provided by financing activities of $53 million during the nine months ended September 30, 2002. Increases in deposit balances, Federal funds borrowed and issuance of trust preferred securities accounted for $65 million, $56 million and $20 million of financing sources of funds, respectively, during the nine months ended September 30, 2003, compared to deposit balance increases that accounted for $58 million of financing sources of funds during the nine months ended September 30, 2002. Dividends paid used $4.6 million and $4.2 million of cash during the nine months ended September 30, 2003 and September 30, 2002, respectively. Also, the Company's liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.


Item 4.  Controls and Procedures

The Chief Executive Officer, Richard Smith, and the Chief Financial Officer, Thomas Reddish, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003 ("Evaluation Date"). Based on that evaluation, they concluded that as of the Evaluation Date the Company's disclosure controls and procedures are effective to allow timely communication to them of information relating to the Company and the Bank required to be disclosed in its filings with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

     10.11* Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, filed as Exhibit 10.11 to TriCo's Form S-4 Registration Statement dated January 16, 2003 (No. 333-102546)

     10.12* Tri Counties Bank Deferred Compensation Plan for Directors effective April 1, 1992, filed as Exhibit 10.12 to TriCo's Form S-4 Registration Statement dated January 16, 2003 (No. 333-102546)

     10.13* Employment Agreement between TriCo and Richard O'Sullivan dated April 10, 2001, filed as Exhibit 10.13 to TriCo's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

     10.14 Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Craig Carney, Andrew Mastorakis, Richard O'Sullivan, Thomas Reddish, and Richard Smith

     10.15 Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Wendell Lundberg, Donald Murphy, Carroll Taresh, and Alex Vereshagin

     10.16 Form of Tri-Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Andrew Mastorakis, Richard O'Sullivan, and Thomas Reddish

     10.17 Form of Tri-Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Verischagin

     11.1      Computation of earnings per share

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

(b) Reports on Form 8-K

     During the quarter ended September 30, 2003 the Company filed the following Current Reports on Form 8-K:

     Description                               Date of Report
     ------------------------------------      --------------------
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

     Quarterly results of operations.          October 23, 2003



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     TRICO BANCSHARES
                                       (Registrant)

Date:  November 12, 2003             /s/ Thomas J. Reddish
                                     ----------------------------------------
                                     Thomas J. Reddish
                                     Vice President and Chief Financial Officer

Exhibit 10.14

Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Craig Carney, Andrew Mastorakis, Richard O'Sullivan, Thomas Reddish, and Richard Smith


                           JOINT BENEFICIARY AGREEMENT


Insurer:             Massachusetts Mutual Life Insurance Company
Policy Number:
Insurer:             New York Life Insurance Company
Policy Number:
Insurer:             Beneficial Life Insurance Company:
Policy Number:
Insurer:             Northwestern Mutual Life Insurance Company
Policy Number:

Owner:               Tri Counties Bank
Insured:
Effective Date:


This Agreement is by and between Tri Counties Bank and___________________, an executive of the Company.

I.       DEFINITIONS
--------------------
The term "Policy" shall refer to the above-cited policies as well any policies obtained, by means of 1035 exchange, to replace the above-cited policies. Policy definitions shall govern.

II.      POLICY TITLE AND OWNERSHIP
-----------------------------------
The respective rights and duties of the Company and the Insured in the Policy shall be as follows: Title and ownership shall reside in the Company for its use and for the use of the Insured all in accordance with this Agreement. The Company alone may, to the extent of its interest, exercise the right to borrow or withdraw the Policy cash values or to terminate the Policy. Where the Company and the Insured, mutually agree to exercise the right to increase coverage under the Policy, then, in such event, the rights, duties and benefits of the parties to such increased coverage shall continue to be subject to the terms of this Agreement.

III.     BENEFICIARY DESIGNATION
---------------------------------
The Insured shall have the right and power to designate beneficiaries to receive his/her share of death proceeds, as provided in this Agreement. Likewise, the Insured shall have the right and power to elect and change a payment option for such beneficiaries.

IV.      PREMIUM PAYMENTS
-------------------------
The Company shall pay premiums and the Insured shall not be responsible for any portion thereof.

V.       TAXABLE BENEFIT
------------------------
Annually the Insured will receive a taxable benefit equal to the assumed cost of insurance as required by the Internal Revenue Service. The Company (or its administrator) will report to the Insured such imputed income on Form W-2 or its equivalent.

VI.      DIVISION OF DEATH PROCEEDS
-----------------------------------
The Company shall be entitled to the death proceeds of the Policy except that, subject to Paragraph VII herein, beneficiaries designated by the Insured in accordance with Paragraph III, shall be entitled to a split dollar share of the death proceeds.

  1) If, at the time of his or her death, the Insured is employed by the Company, the Insured employee's beneficiary (ies), shall be entitled to an amount, as follows:
          (a)  If the Insured  employee  has not yet attained the of age seventy
               (70), the lesser of $___________, or one hundred percent (100%) of the Net At Risk Insurance portion of the proceeds; Net At Risk Insurance portion of the proceeds is the aggregate total proceeds less the cash value of the Policies designated herein;
          (b) If the Insured employee is seventy (70), or older, but not yet age eighty (80), the lesser of $_________, or one hundred percent (100%) of the Net At Risk Insurance portion of the proceeds;
          (c)  If the Insured  employee dies after the  attainment of age eighty
               (80), the lesser of $________, or one hundred percent (100%) of the Net At Risk Insurance portion of the proceeds.
  2) If, at the time of his or her death, the Insured is no longer employed by the Company but, prior to death, was eligible to receive payments pursuant to the Tri Counties Supplemental Executive Retirement Plan (the SERP), the Insured's beneficiary (ies), shall be entitled to an amount, as follows. For purposes of this Paragraph VI, the term Applicable Percentage shall refer to the Applicable Percentage as defined in the SERP and in effect as of the Insured's last date of employment with the Company:
          (a) If the Insured has not yet attained the of age seventy (70), the Applicable Percentage times the lesser of $_________, or one hundred percent (100%) of the Net At Risk Insurance portion of the proceeds;
          (b)  If the Insured is seventy  (70) or older,  but not yet age eighty
               (80), the Applicable Percentage times the lesser of $__________, or one hundred percent (100%) of the Net At Risk Insurance portion of the proceeds;
          (c) If the Insured dies after the attainment of age eighty (80), the Applicable Percentage times the lesser of $________, or one hundred percent (100%) of the Net At Risk Insurance portion of the proceeds.
  3) If the Company no longer employs the Insured at the time of death and the Insured was not eligible to receive payments under the SERP prior to death, the beneficiaries' share of Policy proceeds shall be $50,000, provided the policy (ies) remain in force.
  4) The Company and the Insured's beneficiaries shall share any interest due on death proceeds in the same pro rata ratio as applies to death proceeds, respectively.
  5) In the event that the Policy is terminated other than as a result of a termination of this Agreement pursuant to paragraph X. hereunder, and the Insured is eligible to receive benefits pursuant to Paragraph IV
          (1) or (2) above, then the Bank shall pay to the Insured's beneficiary
          (ies) an amount which will provide a total after-tax death benefit equal to the benefit that the Insured would have received if the Policy had not been terminated.
  6) Payment of the death benefit determined by the preceding paragraphs shall be made and distributed from the Policies in the following order, with resort to each succeeding policy only to the extent that the proceeds of each prior listed Policy are insufficient to satisfy the specified death benefit in full: : (a) Massachusetts Mutual Life Insurance Company Policy Number (b) Beneficial Life Insurance Company Policy Number BL (c) New York Life Insurance Company Policy Number (d) Northwestern Mutual Life Insurance Company Policy Number .

VII.     DIVISION OF CASH SURRENDER VALUE
-----------------------------------------
The Company shall at all times be entitled to an amount equal to the Policy's cash value, as that term is defined in the Policy, less any Policy loans and unpaid interest or cash withdrawals previously incurred by the Company and any applicable Policy surrender charges. Such cash value shall be determined as of the date of surrender of the Policy or death of the Insured as the case may be.

VIII.    PREMIUM WAIVER
-----------------------
If the Policy contains a premium waiver provision, any such waived amounts shall be considered for all purposes of this Agreement as having been paid by the Company.

IX.      RIGHTS OF PARTIES WHERE POLICY ENDOWMENT OR ANNUITY ELECTION EXISTS
----------------------------------------------------------------------------
In the event the Policy involves an endowment or annuity element, the Company's right and interest in any endowment proceeds or annuity benefits shall be determined according to this Agreement, by regarding such endowment proceeds, or the commuted value of such annuity benefits, as the Policy's cash value. Such endowment proceeds or annuity benefits shall be treated like death proceeds for the purposes of division under this Agreement.

X.       TERMINATION OF AGREEMENT
---------------------------------
This Agreement shall terminate immediately upon the commission of any act by the Insured that results in the termination of the Policy by the Insurer. Except as provided above, this Agreement shall terminate upon distribution of death benefits in accordance with Paragraph VI above.

XI.      PROHIBITION ON ASSIGNMENT
----------------------------------
The Insured may not, without the prior written consent of the Company, assign to any individual, trust or other organization, any right, title or interest in the Policy or in any rights, options, privileges or duties created under this Agreement.


XII.     AGREEMENT BINDING UPON THE PARTIES
-------------------------------------------
This  Agreement  shall be binding  upon the Insured and the  Company,  and their
respective  heirs,   successors,   personal   representatives  and  assigns,  as
applicable.


XIII.    NAMED FIDUCIARY AND PLAN ADMINISTRATOR
-----------------------------------------------
The Company is hereby designated the "Named Fiduciary" until resignation or removal by its Board of Directors. As Named Fiduciary, the Company shall be responsible for the management, control, and administration of this Agreement as established herein. The Named Fiduciary may allocate to others certain aspects of the management and operations responsibilities of this Agreement, including the employment of advisors and the delegation of any ministerial duties to qualified individuals.

XIV.     FUNDING POLICY
-----------------------
The funding Policy for this Agreement shall be to maintain the Policy in force by paying, when due, all premiums required.

XV.      CLAIM PROCEDURES
-------------------------
Claims shall be directed to The Benefit Marketing Group, Inc. Atlanta, Georgia (770-952-1529). If a claim is payable, a benefit check will be issued to the Named Fiduciary. In the event that a claim is not eligible under the Policy, the Insurer will notify the Named Fiduciary of the denial as required by the Policy. If the Named Fiduciary is dissatisfied with the denial of the claim and wishes to contest such claim denial, it should contact the office named above and they will assist in making inquiry to the Insurer. All objections to the Insurer's actions should be in writing and submitted to the office named above for transmittal to the Insurer.

XVI.     GENDER AND PLURAL VS SINGULAR
--------------------------------------
Whenever in this Agreement words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender, whenever they should so apply. When applicable, nouns in the singular shall be read and construed as in the plural and visa versa.

XVII.    INSURANCE COMPANY NOT A PARTY TO THIS AGREEMENT
--------------------------------------------------------
The Insurer shall not be deemed a party to this Agreement, but will be served with an executed copy of this Agreement. Payment or other performance in accordance with the Policy provisions shall fully discharge the Insurer from any and all liability.


IN WITNESS WHEREOF, the Insured and duly authorized Company officer have signed this Agreement as of the above written date.


TRI COUNTIES BANK                   INSURED




--------------------------          --------------------------------
Richard Miller
Senior Vice President

                          BENEFICIARY DESIGNATION FORM
                 FOR THE JOINT BENEFICIARY DESIGNATION AGREEMENT

I.       PRIMARY DESIGNATION
         -------------------
     (You may refer to the beneficiary designation information prior to completion of this form.)

A.       Person(s) as a Primary Designation:
         -----------------------------------
         (Please indicate the percentage for each beneficiary.)

Name________________________________   Relationship_________________  / _______%
Address:________________________________________________________________________
              (Street)                 (City)          (State)        (Zip)

Name________________________________   Relationship_________________  / _______%
Address:________________________________________________________________________
              (Street)                 (City)          (State)        (Zip)

Name________________________________   Relationship_________________  / _______%
Address:________________________________________________________________________
              (Street)                 (City)          (State)        (Zip)


B.       Estate as a Primary Designation:
         --------------------------------
My Primary  Beneficiary is The Estate of  ______________________________________
as  set  forth  in  the  last  will  and  testament   dated  the  _____  day  of
_____________, _____ and any codicils thereto.

C.       Trust as a Primary Designation:
         -------------------------------

Name of the Trust:  ____________________________________________________________
Execution Date of the Trust: _____ / _____ / _________
Name of the Trustee: __________________________________________________________
Beneficiary(ies)   of  the  Trust  (please  indicate  the  percentage  for  each beneficiary):

________________________________________________________________________________

________________________________________________________________________________

Is this an Irrevocable Life Insurance Trust?  ________ Yes     ________ No
(If yes and this designation is for a Split Dollar agreement, an Assignment of Rights form should be completed.)

II.     SECONDARY (CONTINGENT) DESIGNATION

A.      Person(s) as a Secondary (Contingent) Designation:
        --------------------------------------------------
        (Please indicate the percentage for each beneficiary.)

Name________________________________   Relationship_________________  / _______%

Address:________________________________________________________________________
              (Street)                 (City)          (State)        (Zip)

Name________________________________   Relationship_________________  / _______%

Address:________________________________________________________________________
              (Street)                 (City)          (State)        (Zip)

Name________________________________   Relationship_________________  / _______%

Address:________________________________________________________________________
              (Street)                 (City)          (State)        (Zip)

B.       Estate as a Secondary (Contingent)  Designation:
         ------------------------------------------------
My Secondary Beneficiary is The Estate of  _____________________________________
as set forth in my last will and testament dated the _____ day of ___________, _____ and any codicils thereto.

C.       Trust as a Secondary (Contingent)  Designation:
         -----------------------------------------------

Name of the Trust:  ____________________________________________________________
Execution Date of the Trust: _____ / _____ / _________
Name of the Trustee: __________________________________________________________
Beneficiary(ies)   of  the  Trust  (please  indicate  the  percentage  for  each beneficiary):

________________________________________________________________________________

________________________________________________________________________________

All sums payable under the Joint Beneficiary Designation Agreement by reason of my death shall be paid to the Primary Beneficiary(ies), if he or she survives me, and if no Primary Beneficiary(ies) shall survive me, then to the Secondary (Contingent) Beneficiary(ies). This beneficiary designation is valid until the participant notifies the bank in writing.




----------------------------------------------                ------------------
Insured                                                       Date

Exhibit 10.15

Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Wendell Lundberg, Donald Murphy, Carroll Taresh, and Alex Vereshagin


                           JOINT BENEFICIARY AGREEMENT



Insurer:

Policy Number:

Owner:               Tri Counties Bank

Insured:

Effective Date


This Agreement is by and between Tri Counties Bank and, _________________a Director of the Company.

I.       DEFINITIONS
--------------------
The term "Policy" shall refer to the above-cited policies as well any policies obtained, by means of 1035 exchange, to replace the above-cited policies. Policy definitions shall govern.

II.      POLICY TITLE AND OWNERSHIP
-----------------------------------
The respective rights and duties of the Company and the Insured in the Policy shall be as follows: Title and ownership shall reside in the Company for its use and for the use of the Insured all in accordance with this Agreement. The Company alone may, to the extent of its interest, exercise the right to borrow or withdraw the Policy cash values or to terminate the Policy. Where the Company and the Insured, mutually agree to exercise the right to increase coverage under the Policy, then, in such event, the rights, duties and benefits of the parties to such increased coverage shall continue to be subject to the terms of this Agreement.

III.     BENEFICIARY DESIGNATION
---------------------------------
The Insured shall have the right and power to designate beneficiaries to receive his/her share of death proceeds, as provided in this Agreement. Likewise, the Insured shall have the right and power to elect and change a payment option for such beneficiaries.

IV.      PREMIUM PAYMENTS
-------------------------
The Company shall pay premiums and the Insured shall not be responsible for any portion thereof.

V.       TAXABLE BENEFIT
------------------------
Annually the Insured will receive a taxable benefit equal to the assumed cost of insurance as required by the Internal Revenue Service. The Company (or its administrator) will report to the Insured such imputed income on Form W-2 or its equivalent.

VI.      DIVISION OF DEATH PROCEEDS
-----------------------------------
The Company shall be entitled to the death proceeds of the Policy except that, subject to Paragraph VII herein, beneficiaries designated by the Insured in accordance with Paragraph III, shall be entitled to a split dollar share of the death proceeds.

1. If, at the time of his or her death, the Insured is serving as a Director of the Company, the Insured employee's beneficiary (ies), shall be entitled to an amount, as follows:
     a. If the Insured has not yet attained the of age seventy (70), the lesser of $___________, or one hundred percent (100%) of the Net At Risk Insurance portion of the proceeds; Net At Risk Insurance portion of the proceeds is the aggregate total proceeds less the cash value of the Policies designated herein;
     b. If the Insured is seventy (70), or older, but not yet age eighty (80), the lesser of $_________, or one hundred percent (100%) of the Net At Risk Insurance portion of the proceeds;

     c. If the Insured dies after the attainment of age eighty (80), the lesser of $________, or one hundred percent (100%) of the Net At Risk Insurance portion of the proceeds.
2. If, at the time of his or her death, the Insured is no longer a Director of the Company but, prior to death, was eligible to receive payments pursuant to the Tri Counties Supplemental Retirement Plan for Directors (the SERP), the Insured's beneficiary (ies), shall be entitled to an amount, as follows. For purposes of this Paragraph VI, the term Applicable Percentage shall refer to the Applicable Percentage as defined in the SERP and in effect as of the Insured's last date of service as a Director of the
     Company:
     a. If the Insured has not yet attained the of age seventy (70), the Applicable Percentage times the lesser of $_________, or one hundred percent (100%) of the Net At Risk Insurance portion of the proceeds;
     b. If the Insured is seventy (70) or older, but not yet age eighty (80), the Applicable Percentage times the lesser of $__________, or one hundred percent (100%) of the Net At Risk Insurance portion of the proceeds;
     c. If the Insured dies after the attainment of age eighty (80), the Applicable Percentage times the lesser of $________, or one hundred percent (100%) of the Net At Risk Insurance portion of the proceeds.
3. If the Insured is not a Director of the Company at the time of death and the Insured was not eligible to receive payments under the SERP prior to death, the beneficiaries' share of Policy proceeds shall be $50,000, provided the policy (ies) remain in force.
4. The Company and the Insured's beneficiaries shall share any interest due on death proceeds in the same pro rata ratio as applies to death proceeds, respectively.
5. In the event that the Policy is terminated other than as a result of a termination of this Agreement pursuant to paragraph X. hereunder, and the Insured is eligible to receive benefits pursuant to Paragraph IV (1) or (2) above, then the Bank shall pay to the Insured's beneficiary (ies) an amount which will provide a total after-tax death benefit equal to the benefit that the Insured would have received if the Policy had not been terminated.
6. Payment of the death benefit determined by the preceding paragraphs shall be made and distributed from the Policies in the following order, with resort to each succeeding policy only to the extent that the proceeds of each prior listed Policy are insufficient to satisfy the specified death benefit in full: (a) John Hancock Life Insurance Company Policy Number (b) Security Life of Denver Policy Number (c) Massachusetts Mutual Life Insurance Company Policy Number (d) Beneficial Life Insurance Company Policy Number BL (e) New York Life Insurance Company Policy Number (f) Northwestern Mutual Life Insurance Company Policy Number .

VII.     DIVISION OF CASH SURRENDER VALUE
-----------------------------------------
The Company shall at all times be entitled to an amount equal to the Policy's cash value, as that term is defined in the Policy, less any Policy loans and unpaid interest or cash withdrawals previously incurred by the Company and any applicable Policy surrender charges. Such cash value shall be determined as of the date of surrender of the Policy or death of the Insured as the case may be.

VIII.    PREMIUM WAIVER
-----------------------
If the Policy contains a premium waiver provision, any such waived amounts shall be considered for all purposes of this Agreement as having been paid by the Company.

IX.      RIGHTS OF PARTIES WHERE POLICY ENDOWMENT OR ANNUITY ELECTION EXISTS
----------------------------------------------------------------------------
In the event the Policy involves an endowment or annuity element, the Company's right and interest in any endowment proceeds or annuity benefits shall be determined according to this Agreement, by regarding such endowment proceeds, or the commuted value of such annuity benefits, as the Policy's cash value. Such endowment proceeds or annuity benefits shall be treated like death proceeds for the purposes of division under this Agreement.

X.       TERMINATION OF AGREEMENT
---------------------------------
This Agreement shall terminate immediately upon the commission of any act by the Insured that results in the termination of the Policy by the Insurer. Except as provided above, this Agreement shall terminate upon distribution of death benefits in accordance with Paragraph VI above.

XI.      PROHIBITION ON ASSIGNMENT
----------------------------------
The Insured may not, without the prior written consent of the Company, assign to any individual, trust or other organization, any right, title or interest in the Policy or in any rights, options, privileges or duties created under this Agreement.

XII.     AGREEMENT BINDING UPON THE PARTIES
-------------------------------------------
This  Agreement  shall be binding  upon the Insured and the  Company,  and their
respective  heirs,   successors,   personal   representatives  and  assigns,  as
applicable.

XIII.    NAMED FIDUCIARY AND PLAN ADMINISTRATOR
-----------------------------------------------
The Company is hereby designated the "Named Fiduciary" until resignation or removal by its Board of Directors. As Named Fiduciary, the Company shall be responsible for the management, control, and administration of this Agreement as established herein. The Named Fiduciary may allocate to others certain aspects of the management and operations responsibilities of this Agreement, including the employment of advisors and the delegation of any ministerial duties to qualified individuals.

XIV.     FUNDING POLICY
-----------------------
The funding Policy for this Agreement shall be to maintain the Policy in force by paying, when due, all premiums required.

XV.      CLAIM PROCEDURES
-------------------------
Claims shall be directed to The Benefit Marketing Group, Inc. Atlanta, Georgia (770-952-1529). If a claim is payable, a benefit check will be issued to the Named Fiduciary. In the event that a claim is not eligible under the Policy, the Insurer will notify the Named Fiduciary of the denial as required by the Policy. If the Named Fiduciary is dissatisfied with the denial of the claim and wishes to contest such claim denial, it should contact the office named above and they will assist in making inquiry to the Insurer. All objections to the Insurer's actions should be in writing and submitted to the office named above for transmittal to the Insurer.

XVI.     GENDER AND PLURAL VS SINGULAR
--------------------------------------
Whenever in this Agreement words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender, whenever they should so apply. When applicable, nouns in the singular shall be read and construed as in the plural and visa versa.

XVII.    INSURANCE COMPANY NOT A PARTY TO THIS AGREEMENT
--------------------------------------------------------
The Insurer shall not be deemed a party to this Agreement, but will be served with an executed copy of this Agreement. Payment or other performance in accordance with the Policy provisions shall fully discharge the Insurer from any and all liability.


IN WITNESS WHEREOF, the Insured and duly authorized Company officer have signed this Agreement as of the above written date.


TRI COUNTIES BANK                   INSURED



--------------------------          --------------------------------
Richard Miller
Senior Vice President

                          BENEFICIARY DESIGNATION FORM
                 FOR THE JOINT BENEFICIARY DESIGNATION AGREEMENT

I.       PRIMARY DESIGNATION
         -------------------
     (You may refer to the beneficiary designation information prior to completion of this form.)

A.       Person(s) as a Primary Designation:
         -----------------------------------
         (Please indicate the percentage for each beneficiary.)

Name________________________________   Relationship_________________  / _______%

Address:________________________________________________________________________
              (Street)                 (City)          (State)        (Zip)

Name________________________________   Relationship_________________  / _______%

Address:________________________________________________________________________
              (Street)                 (City)          (State)        (Zip)

Name________________________________   Relationship_________________  / _______%

Address:________________________________________________________________________
              (Street)                 (City)          (State)        (Zip)


B.       Estate as a Primary Designation:
         --------------------------------
My Primary  Beneficiary is The Estate of  ______________________________________
as  set  forth  in  the  last  will  and  testament   dated  the  _____  day  of
_____________, _____ and any codicils thereto.

C.       Trust as a Primary Designation:
         -------------------------------

Name of the Trust:  ____________________________________________________________
Execution Date of the Trust: _____ / _____ / _________
Name of the Trustee: __________________________________________________________
Beneficiary(ies)   of  the  Trust  (please  indicate  the  percentage  for  each beneficiary):

________________________________________________________________________________

________________________________________________________________________________

Is this an Irrevocable Life Insurance Trust?  ________ Yes     ________ No
(If yes and this designation is for a Split Dollar agreement, an Assignment of Rights form should be completed.)

II.     SECONDARY (CONTINGENT) DESIGNATION

A.      Person(s) as a Secondary (Contingent) Designation:
        --------------------------------------------------
        (Please indicate the percentage for each beneficiary.)

Name________________________________   Relationship_________________  / _______%

Address:________________________________________________________________________
              (Street)                 (City)          (State)        (Zip)

Name________________________________   Relationship_________________  / _______%

Address:________________________________________________________________________
              (Street)                 (City)          (State)        (Zip)

Name________________________________   Relationship_________________  / _______%

Address:________________________________________________________________________
              (Street)                 (City)          (State)        (Zip)

B.       Estate as a Secondary (Contingent)  Designation:
         ------------------------------------------------
My Secondary Beneficiary is The Estate of  _____________________________________
as set forth in my last will and testament dated the _____ day of ___________, _____ and any codicils thereto.

C.       Trust as a Secondary (Contingent)  Designation:
         -----------------------------------------------

Name of the Trust:  ____________________________________________________________
Execution Date of the Trust: _____ / _____ / _________
Name of the Trustee: __________________________________________________________
Beneficiary(ies)   of  the  Trust  (please  indicate  the  percentage  for  each beneficiary):

________________________________________________________________________________

________________________________________________________________________________

All sums payable under the Joint Beneficiary Designation Agreement by reason of my death shall be paid to the Primary Beneficiary(ies), if he or she survives me, and if no Primary Beneficiary(ies) shall survive me, then to the Secondary (Contingent) Beneficiary(ies). This beneficiary designation is valid until the participant notifies the bank in writing.




----------------------------------------------                ------------------
Insured                                                       Date

Exhibit 10.16

Form of Tri-Counties Bank Executive Long Term Care Agreement  effective June 10,
2003  between  Tri  Counties  Bank  and  each  of  Andrew  Mastorakis,   Richard
O'Sullivan, and Thomas Reddish


                                TRI-COUNTIES BANK
                       EXECUTIVE LONG TERM CARE AGREEMENT


THIS AGREEMENT, effective ___________ is made and entered into, by and between Tri Counties Bank (collectively, the "Company"), and _______________________, an Executive of the Company (hereinafter, the "Participant").


                                   WITNESSETH:

WHEREAS, it is the consensus of the Board of Directors (hereinafter, the "Board") that the Participant's services to the Company are of exceptional merit and constitute an invaluable contribution to the general welfare of the Company; and

WHEREAS, it is in the best interests of the Company to encourage the Participant's continued service to Company during the Participant's lifetime or until the age of retirement; and

WHEREAS, it is the desire of the Company that the Participant's services be retained as herein provided; and

WHEREAS, the Participant is willing to continue to serve the Company provided the Company agrees to pay the Participant certain benefits in accordance with the terms and conditions hereinafter set forth;

ACCORDINGLY, it is the desire of the Company and the Participant to enter into this Agreement under which the Company will agree to make certain payments on behalf of the Participant pursuant to this Agreement;

NOW, THEREFORE, in consideration of services performed in the past and to be performed in the future as well as of the mutual promises and covenants herein contained it is agreed as follows:


I.   LONG TERM CARE BENEFIT

     The Company hereby agrees:

     A. To pay the initial single premium for the Long Term Care policy described herein, on behalf of the Participant:

          Insurer:

          Policy Number:

     B. That, subject to Paragraph IV, the sole ownership of said policy shall reside with the Participant for the Participant's sole use and benefit.

II.      REIMBURSEMENT OBLIGATION UPON TERMINATION OF SERVICE

     For  purposes  of  this   Agreement,   the  term  service  shall  refer  to
     Participant's service as an Executive of the Company and, except as follows, the phrase "years of service" shall be measured in full years from the date of this Agreement to the date of Participant's termination. If the Participant signs the Agreement at any time during 2003, then 2003 shall be counted as a full year of service. The following events of termination exempt the Participant from the reimbursement provisions of this Section III.
     1.   Termination for any reason following five years of service;
     2.   Death;
     3.   Disability;
     4.   Normal  Retirement,   as  mandated  by  resolution  of  the  Board  of
          Directors;
     5. Termination for any reason following a Change of Control. For purpose of this Agreement, the term Change of Control shall be as defined in employment agreements with the Chief Executive Officer of the Company;
     6. If, upon execution of this Agreement, the Participant is a current member of the Board of Directors of the Company, termination of such membership, resulting from non-reelection to the Board.

     If the Participant's service terminates for any reason other than one of those listed immediately above, the Participant shall reimburse the Company the amount of premium expended by the Bank on the Participant's behalf for Long Term Care Insurance, multiplied times the percentage set forth in the schedule that follows:

             Years of Service               Amount
             ----------------               --------------------------
             One Year                       80% of the Single Premium
             Two Years                      60% of the Single Premium
             Three Years                    40% of the Single Premium
             Four Years                     20% of the Single Premium
             Five Years                     No Obligation to Reimburse

     The reimbursement amount shall be due and payable within thirty (30) days from the date of termination of service. To facilitate prompt reimbursement, the Company may off-set against any amounts it owes to a terminated Participant.

III.   MISCELLANEOUS

       A. Termination: This Agreement shall terminate on the later of the following dates:
          -    The date of Participant's termination or
          - The date on which the Participant satisfies the reimbursement obligation described herein.

       B. Alienability and Assignment Prohibition: The Participant shall have no power or right to transfer, assign, anticipate, hypothecate, mortgage, commute, modify or otherwise encumber in advance any of the benefits payable hereunder nor shall any of said benefits be subject to seizure for the payment of any debts, judgments, alimony or separate maintenance owed by the Participant or the Participant's beneficiary(ies), nor be transferable by operation of law in the event of bankruptcy, insolvency or otherwise. In the event that the Participant or any beneficiary attempts assignment, commutation, hypothecation, transfer or disposal of the benefits hereunder, the Company's liabilities shall forthwith cease and terminate.

       C. Taxable Benefit: For so long as the Participant remains in Service, and barring any adverse change in current tax law, the Participant will incur no taxable consequence as a result of the benefit described by this Agreement. If the Participant terminates Service, but is and remains a member of the Board of Directors of the Company, then annually the Insured will receive a taxable benefit equal to the Premium times that percentage by which his/her reimbursement obligation was reduced at the end of the year, as required by the Internal Revenue Service. The Company (or its administrator) will report to the Insured such imputed income on Form 1099 or its equivalent.

       D. Amendment or Revocation: This Plan may be amended or revoked at any time, in whole or in part, by the mutual written consent of the Participant and the Company.

       E. Gender: Whenever in this Participant Plan words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender, whenever they should so apply.

       F. Fringe Benefit Effect on Other Company Benefit Plans: The long term care benefits provided by this Agreement are granted by the Company as a fringe benefit to the Participant and are not part of any fee reduction plan or arrangement deferring fees or other compensation. The Participant does not have a right to any form of compensation instead of these long-term care benefits. Nothing contained in this Participant Plan shall affect the right of the Participant to receive any other benefit or compensation that constitutes a part of the Company's existing or future benefit or compensation structure.

       G. Headings: Headings and subheadings in this Agreement are for reference and convenience only and shall not be deemed a part of this Agreement.

       H. Applicable Law: The laws of the State of California shall govern the validity and interpretation of this Agreement.

       I. Partial Invalidity: If any term, provision, covenant, or condition of this Agreement is determined by an arbitrator or a court, as the case may be, to be invalid, void, or unenforceable, such determination shall not render any other term, provision, covenant, or condition invalid, void, or unenforceable, and the Agreement shall remain in full force and effect notwithstanding such partial invalidity.

       J. Continuation as Participant: Neither this Agreement nor the payments of any benefits hereunder are to be construed as giving to the Participant any right to be retained as a director or an employee of the Company.

IN WITNESS WHEREOF, the parties hereto acknowledge that each has carefully read this Agreement and executed the original thereof on the first date set forth hereinabove, and that, upon execution, each has received a conforming copy.


PARTICIPANT



--------------------------------

Name (print)
            --------------------

Date of Execution:
                  --------------




TRI COUNTIES BANK


--------------------------------
Rick Miller, SVP Human Resources

Date of Execution:
                  --------------

Exhibit 10.17

Form of Tri-Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Verischagin

                                TRI-COUNTIES BANK
                        DIRECTOR LONG TERM CARE AGREEMENT


THIS AGREEMENT, effective ___________ is made and entered into, by and between Tri Counties Bank (collectively, the "Company"), and _______________________, a Director of the Company (hereinafter, the "Participant").


                                   WITNESSETH:

WHEREAS, it is the consensus of the Board of Directors (hereinafter, the "Board") that the Participant's services to the Company are of exceptional merit and constitute an invaluable contribution to the general welfare of the Company; and

WHEREAS, it is in the best interests of the Company to encourage the Participant's continued service to Company during the Participant's lifetime or until the age of retirement; and

WHEREAS, it is the desire of the Company that the Participant's services be retained as herein provided; and

WHEREAS, the Participant is willing to continue to serve the Company provided the Company agrees to pay the Participant certain benefits in accordance with the terms and conditions hereinafter set forth;

ACCORDINGLY, it is the desire of the Company and the Participant to enter into this Agreement under which the Company will agree to make certain payments on behalf of the Participant pursuant to this Agreement;

NOW, THEREFORE, in consideration of services performed in the past and to be performed in the future as well as of the mutual promises and covenants herein contained it is agreed as follows:


I.   LONG TERM CARE BENEFIT

     The Company hereby agrees:

     A. To pay the initial single premium for the Long Term Care policy described herein, on behalf of the Participant:

          Insurer:

          Policy Number:

     B. That, subject to Paragraph IV, the sole ownership of said policy shall reside with the Participant for the Participant's sole use and benefit.

II.      REIMBURSEMENT OBLIGATION UPON TERMINATION OF SERVICE

     For purposes of this Agreement, the term service shall refer to service as a Director of the Company and, except as follows, the phrase "years of service" shall be measured in full years from the date of this Agreement to the date of Participant's termination. If the Participant signs the Agreement at any time during 2003, then 2003 shall be counted as a full year of service. The following events of termination exempt the Director from the reimbursement provisions of this Section III.
     1.   Termination for any reason following five years of service;
     2.   Death;
     3.   Disability;
     4.   Normal  Retirement,   as  mandated  by  resolution  of  the  Board  of
          Directors;
     5. Termination for any reason following a Change of Control. For purpose of this Agreement, the term Change of Control shall be as defined in employment agreements with the Chief Executive Officer of the Company;
     6.   Termination resulting from non-reelection to the Board.

     If the Participant's service terminates for any reason other than one of those listed immediately above, the Participant shall reimburse the Company the amount of premium expended by the Bank on the Participant's behalf for Long Term Care Insurance, multiplied times the percentage set forth in the schedule that follows:

             Years of Service               Amount
             ----------------               --------------------------
             One Year                       80% of the Single Premium
             Two Years                      60% of the Single Premium
             Three Years                    40% of the Single Premium
             Four Years                     20% of the Single Premium
             Five Years                     No Obligation to Reimburse

     The reimbursement amount shall be due and payable within thirty (30) days from the date of termination of service. To facilitate prompt reimbursement, the Company may off-set against any amounts it owes to a terminated Director.

III.   MISCELLANEOUS

       A. Termination: This Agreement shall terminate on the later of the following dates:
          -    The date of Director's termination or
          - The date on which the Director satisfies the reimbursement obligation described herein.

       B. Alienability and Assignment Prohibition: The Participant shall have no power or right to transfer, assign, anticipate, hypothecate, mortgage, commute, modify or otherwise encumber in advance any of the benefits payable hereunder nor shall any of said benefits be subject to seizure for the payment of any debts, judgments, alimony or separate maintenance owed by the Participant or the Participant's beneficiary
          (ies), nor be transferable by operation of law in the event of bankruptcy, insolvency or otherwise. In the event that the Participant or any beneficiary attempts assignment, commutation, hypothecation, transfer or disposal of the benefits hereunder, the Company's liabilities shall forthwith cease and terminate.

       C. Taxable Benefit: Annually the Insured will receive a taxable benefit equal to the Premium times that percentage by which his/her reimbursement obligation was reduced at the end of the year, as required by the Internal Revenue Service. The Company (or its administrator) will report to the Insured such imputed income on Form 1099 or its equivalent.

       D. Amendment or Revocation: This Plan may be amended or revoked at any time, in whole or in part, by the mutual written consent of the Participant and the Company.

       E. Gender: Whenever in this Participant Plan words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender, whenever they should so apply.

       F. Fringe Benefit Effect on Other Company Benefit Plans: The long term care benefits provided by this Agreement are granted by the Company as a fringe benefit to the Participant and are not part of any fee reduction plan or arrangement deferring fees or other compensation. The Participant does not have a right to any form of compensation instead of these long-term care benefits. Nothing contained in this Participant Plan shall affect the right of the Participant to receive any other benefit or compensation that constitutes a part of the Company's existing or future benefit or compensation structure.

       G. Headings: Headings and subheadings in this Agreement are for reference and convenience only and shall not be deemed a part of this Agreement.

       H. Applicable Law: The laws of the State of California shall govern the validity and interpretation of this Agreement.

       I. Partial Invalidity: If any term, provision, covenant, or condition of this Agreement is determined by an arbitrator or a court, as the case may be, to be invalid, void, or unenforceable, such determination shall not render any other term, provision, covenant, or condition invalid, void, or unenforceable, and the Agreement shall remain in full force and effect notwithstanding such partial invalidity.

       J. Continuation as Participant: Neither this Agreement nor the payments of any benefits hereunder are to be construed as giving to the Participant any right to be retained as a director or an employee of the Company.

IN WITNESS WHEREOF, the parties hereto acknowledge that each has carefully read this Agreement and executed the original thereof on the first date set forth hereinabove, and that, upon execution, each has received a conforming copy.


PARTICIPANT



--------------------------------

Name (print)
            --------------------

Date of Execution:
                  --------------




TRI COUNTIES BANK


--------------------------------
Rick Miller, SVP Human Resources

Date of Execution:
                  --------------

Exhibit 11.1

TRICO BANCSHARES

Computation of Earnings Per Share on Common and Common Equivalent Shares and on Common Shares Assuming Full Dilution

                                            For the               For the
                                          three months          nine months
                                       ended September 30,   ended September 30,
(In thousands, except per share data)   2003         2002     2003         2002
                                     -------------------------------------------
Weighted average number of common
    shares outstanding - basic         7,850        7,026    7,572        7,010

Add exercise of options reduced by
    the number of shares that could
    have been purchased with the
    proceeds of such exercise            245          205      217          178
                                     -------------------------------------------
Weighted average number of common
    shares outstanding - diluted       8,095        7,231    7,789        7,188
                                     ===========================================

Net income                            $4,338       $3,627  $12,205      $10,320

Basic earnings per share               $0.55        $0.52    $1.61        $1.47

Diluted earnings per share             $0.54        $0.50    $1.57        $1.44

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



Date:  November 12, 2003                /s/ Richard P. Smith
                                        -------------------------------------
                                        Richard P. Smith
                                        President and Chief Executive Officer

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



Date: November 12, 2003                 /s/ Thomas J. Reddish
                                        -------------------------------------
                                        Thomas J. Reddish
                                        Vice President and Chief Financial
                                        Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350.

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


Exhibit 32.2

Certification Pursuant to 18 U.S.C. Section 1350.

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Reddish, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


          /s/ Thomas J. Reddish
          --------------------------------------
          Thomas J. Reddish
          Vice President and Chief Financial
          Officer

A signed original of this written statement required by Section 906 has been provided to TriCo Bancshares and will be retained by TriCo Bancshares and furnished to the Securities and Exchange Commission or its staff upon request.