Form 10-K
period 2003-12-31
TRICO BANCSHARES /
filed 2004-03-09
CIK 356171

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year                               Commission File Number 0-10661
ended December 31, 2003

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

                                  YES  X   NO
                                     -----    -----

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of February 24, 2004, was approximately $196,167,000. This computation excludes a total of 2,135,085 shares that are beneficially owned by the officers and directors of Registrant who may be deemed to be the affiliates of Registrant under applicable rules of the Securities and Exchange Commission.

The number of shares outstanding of Registrant's common stock, as of February 24, 2004, was 7,780,175 shares of common stock, without par value.

The following documents are incorporated herein by reference into the parts of Form 10-K indicated: Registrant's Proxy Statement for use in connection with its 2004 Annual Meeting of Shareholders, for Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.
                            ---

                                TABLE OF CONTENTS

                                                                  Page Number
PART I

Item 1        Business                                                  2
Item 2        Properties                                               10
Item 3        Legal Proceedings                                        10
Item 4        Submission of Matters to a Vote of Security Holders      10

PART II

Item 5        Market for Registrant's Common Equity, Related
                 Stockholder Matters and Issuer Purchases of
                 Equity Securities                                     11
Item 6        Selected Financial Data                                  12
Item 7        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   13
Item 7A       Quantitative and Qualitative Disclosures About
                 Market Risk                                           35
Item 8        Financial Statements and Supplementary Data              36
Item 9        Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                   69
Item 9A       Controls and Procedures                                  69

PART III

Item 10       Directors and Executive Officers of the Registrant       70
Item 11       Executive Compensation                                   70
Item 12       Security Ownership of Certain Beneficial Owners
                and Management, and Related Stockholder Matters        70
Item 13       Certain Relationships and Related Transactions           70
Item 14       Principal Accountant Fees and Services                   70

PART IV

Item 15       Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                           70

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

                                     PART I

ITEM 1. BUSINESS

Information About TriCo Bancshares' Business

TriCo Bancshares (the "Company") was incorporated in California on October 13, 1981. It was organized at the direction of the board of directors of Tri Counties Bank (the "Bank") for the purpose of forming a bank holding company. On September 7, 1982, the shareholders of Tri Counties Bank became the shareholders of TriCo and Tri Counties Bank became a wholly owned subsidiary of TriCo. At that time, TriCo became a bank holding company subject to the supervision of the Federal Reserve under the Bank Holding Company Act of 1956, as amended. Tri Counties Bank remains subject to the supervision of the California Department of Financial Institutions and the FDIC. On July 31, 2003, the Company formed a subsidiary business trust, TriCo Capital Trust I, to issue trust preferred securities. Tri Counties Bank and TriCo Capital Trust I currently are the only subsidiaries of TriCo and TriCo is not conducting any business operations independent of Tri Counties Bank and TriCo Capital Trust I.

For financial reporting purposes, the financial statements of the Bank are consolidated into the financial statements of the Company. Historically, issuer trusts, such as TriCo Capital Trust, that issued trust preferred securities have been consolidated by their parent companies and trust preferred securities have been treated as eligible for Tier 1 capital treatment by bank holding companies under Federal Reserve rules and regulations relating to minority interests in equity accounts of consolidated subsidiaries. Applying the provisions of the Financial Accounting Standards Board Revised Interpretation No. 46 (FIN 46R), the Company is no longer permitted to consolidate the issuer trusts, beginning on December 31, 2003. Although the Federal Reserve has stated in its July 2, 2003 Supervisory Letter that trust preferred securities will be treated as Tier 1 capital until notice is given to the contrary, the Supervisory Letter also indicates that the Federal Reserve will review the regulatory implications of any accounting treatment changes and will provide further guidance if necessary or warranted.

On April 4, 2003, TriCo Bancshares acquired North State National Bank, a national banking organization located in Chico, California, by the merger of North State into its wholly owned subsidiary, Tri Counties Bank. The acquisition and the related merger agreement dated October 3, 2002, was approved by the California Department of Financial Institutions, the Federal Deposit Insurance Corporation, and the shareholders of North State National Bank on March 4, March 7, and March 19, 2003, respectively. At the time of the acquisition, North State had total assets of $140 million, investment securities of $41 million, loans of $76 million, and deposits of $126 million. The acquisition was accounted for using the purchase method of accounting. The amount of goodwill recorded as of the merger date, which represented the excess of the total purchase price over the estimated fair value of net assets acquired, was approximately $15.5 million. The Company recorded a core deposit intangible, which represents the excess of the fair value of North State's deposits over their book value on the acquisition date, of approximately $3.4 million. This core deposit intangible is scheduled to be amortized over a seven-year average life.

Under the terms of the merger agreement, TriCo paid $13,090,057 in cash, issued 723,512 shares of TriCo common stock, and issued options to purchase 79,587 shares of TriCo common stock at an average exercise price of $6.22 per share in exchange for all of the 1,234,375 common shares and options to purchase 79,937 common shares of North State National Bank outstanding as of April 4, 2003.

Additional information concerning the Company can be found on our website at www.tcbk.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge through our website at Investor Information---"SEC Filings" and "Annual Reports" as soon as reasonably practicable after the Company files these reports to the Securities and Exchange Commission.

Business of Tri Counties Bank

Tri Counties Bank was incorporated as a California banking corporation on June 26, 1974, and received its certificate of authority to begin banking operations on March 11, 1975. Tri Counties Bank engages in the general commercial banking business in the California counties of Butte, Contra Costa, Del Norte, Fresno, Glenn, Kern, Lake, Lassen, Madera, Mendocino, Merced, Nevada, Placer, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare and Yuba. Tri Counties Bank currently has 33 traditional branches and 12 in-store branches.

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

The Bank has emphasized retail banking since it opened. Most of the Bank's customers are retail customers and small to medium-sized businesses. The Bank emphasizes serving the needs of local businesses, farmers and ranchers, retired individuals and wage earners. The majority of the Bank's loans are direct loans made to individuals and businesses in the regions of California where its branches are located. At December 31, 2003, the total of the Bank's consumer installment loans outstanding was $319,029,000 (32.5%), the total of commercial loans outstanding was $142,252,000 (14.5%), and the total of real estate loans including construction loans of $61,591,000 was $519,960,000 (53.0%). The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment, inventory, accounts receivable and notes receivable secured by property as collateral for loans.

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

Employees

At December 31, 2003, the Company and the Bank employed 610 persons, including five executive officers. Full time equivalent employees were 532. No employees of the Company or the Bank are presently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are excellent.

Competition

The banking business in California generally, and in the Bank's primary service area of Northern and Central California specifically, is highly competitive with respect to both loans and deposits. It is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. Among the advantages such major banks have over the Bank is their ability to finance wide ranging advertising campaigns and to allocate their investment assets to regions of high yield and demand. By virtue of their greater total capitalization such institutions have substantially higher lending limits than does the Bank.

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

Regulation and Supervision

As a consequence of the extensive regulation of commercial banking activities in California and the United States, the business of the Company and the Bank are particularly susceptible to changes in state and federal legislation and regulations, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition. Following is a summary of some of the laws and regulations which effect their business. This summary should be read with the management's discussion and analysis of financial condition and results of operation included at Item 7 of this report.

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

The Bank, as a state-chartered bank, is subject to regulation, supervision and regular examination by the California Department of Financial Institutions
("DFI") and is also subject to the regulations of the FDIC. Federal and California statutes and regulations relate to many aspects of the Bank's operations, some of which are described below. The DFI regulates the number and location of branch offices and may permit a bank to maintain branches only to the extent allowable under state law for state banks. California law presently permits a bank to locate a branch in any locality in California.

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act was enacted in 1999 and became effective in 2000. The act is a financial modernization law that is the result of a decade of debate in the Congress regarding a fundamental reformation of the nation's financial system. The law is subdivided into seven titles, by functional area. Title I acts to facilitate affiliations among banks, insurance companies and securities firms. Title II narrows the exemptions from the securities laws previously enjoyed by banks, requires the Federal Reserve and the SEC to work together to draft rules governing certain securities activities of banks and creates a new, voluntary investment bank holding company. Title III restates the proposition that the states are the functional regulators for all insurance activities, including the insurance activities by depository institutions. The law encourages the states to develop uniform or reciprocal rules for the licensing of insurance agents. Title IV prohibits the creation of additional unitary thrift holding companies. Title V imposes significant requirements on financial institutions related to the transfer of nonpublic personal information. These provisions require each institution to develop and distribute to accountholders an information disclosure policy, and requires that the policy allow customers to, and for the institution to honor a customer's request to, "opt-out" of the proposed transfer of specified nonpublic information to third parties. Title VI reforms the Federal Home Loan Bank system to allow broader access among depository institutions to the systems advance programs, and to improve the corporate governance and capital maintenance requirements for the system. Title VII addresses a multitude of issues including disclosure of ATM surcharging practices, disclosure of agreements among non-governmental entities and insured depository institutions which donate to non-governmental entities regarding donations made in connection with the Community Reinvestment Act and disclosure by the recipient non-governmental entities of how such funds are used. Additionally, the law extends the period of time between Community Reinvestment Act examinations of community banks.

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

USA Patriot Act of 2001

The USA Patriot Act was enacted in 2001 in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement and the intelligence communities' ability to work together to combat terrorism on a variety of levels. The potential impact of the Patriot Act on financial institutions is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

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

The Bank and the Company are subject to the minimum capital requirements of the FDIC, and the Federal Reserve, respectively. As a result of these requirements, the growth in assets is limited by the amount of its capital accounts as defined by the respective regulatory agency. Capital requirements may have an effect on profitability and the payment of dividends on the common stock of the Bank and the Company. If an entity is unable to increase its assets without violating the minimum capital requirements or is forced to reduce assets, its ability to generate earnings would be reduced.

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

The guidelines also require the Company and the Bank to maintain a minimum leverage ratio of 4% of Tier 1 capital to total assets (the "leverage ratio"). The leverage ratio is determined by dividing an institution's Tier 1 capital by its quarterly average total assets, less goodwill and certain other intangible assets. The leverage ratio constitutes a minimum requirement for the most well-run banking organizations. See Note 21 in the financial statements at Item 8 of this report for a discussion about the Company's risk-based capital ratios.

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

As of December 31, 2003, the deposit insurance premium rate was $0.0154 per $100.00 in deposits. In November 1990, federal legislation was passed which removed the cap on the amount of deposit insurance premiums that can be charged by the FDIC. Under this legislation, the FDIC is able to increase deposit insurance premiums as it sees fit. This could result in a significant increase in the cost of doing business for the Bank in the future. The FDIC now has authority to adjust deposit insurance premiums paid by insured banks every six months.

Securities Laws

The Company is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended, which include filing annual, quarterly and other current reports with the Securities and Exchange Commission.

The Sarbanes-Oxley Act was enacted in 2002 to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to securities laws. Among other things, this act:

     - Prohibits a registered public accounting firm from performing specified nonaudit services contemporaneously with a mandatory audit;
     - Requires thechief executive officer and chief financial officer of an issuer to certify each annual or quarterly report filed with the Securities and Exchange Commission;
     - Requires an issuer to disclose all material off-balance sheet transactions that may have a material effect on an issuer's financial status; and
     - Prohibits insider transactions in an issuer's stock during lock-out periods of an issuer's pension plans.

The Company is also required to comply with the rules and regulations of the Nasdaq Stock Market, Inc.

ITEM 2. PROPERTIES

The Company is engaged in the banking business through 45 offices in 21 counties in Northern and Central California including nine offices in Butte County, eight in Shasta County, three each in Sacramento and Siskiyou Counties, two each in Glenn, Sutter, Lassen, Yuba, and Stanislaus Counties, and one each in Madera, Merced, Lake, Mendocino, Del Norte, Tehama, Nevada, Contra Costa, Kern, Tulare, Placer and Fresno Counties. All offices are constructed and equipped to meet prescribed security requirements.

The Company owns 17 branch office locations and one administrative building and leases 28 branch office locations and 5 administrative facilities. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor its subsidiaries, are party to any material pending legal proceeding, nor is their property the subject of any material pending legal proceeding, except routine legal proceedings arising in the ordinary course of their business. None of these proceedings is expected to have a material adverse impact upon the Company's business, financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the NASDAQ National Market System ("NASDAQ") under the symbol "TCBK." The following table shows the high and the low prices for the common stock, for each quarter in the past two years, as reported by NASDAQ:


                    2003:                High             Low
                 First quarter          $26.77          $24.31
                 Second quarter         $26.00          $24.10
                 Third quarter          $29.87          $25.20
                 Fourth quarter         $34.18          $29.81

                    2002:
                 First quarter          $21.05          $18.05
                 Second quarter         $27.40          $21.10
                 Third quarter          $27.45          $21.60
                 Fourth quarter         $25.25          $22.01


As of February 24, 2004 there were approximately 1,817 shareholders of record of the Company's common stock.

Effective April 4, 2003, the Company (i) issued 723,512 shares of its common stock pursuant to a registration statement on Form S-4, (ii) issued options to purchase 79,587 shares of its common stock, and (iii) paid $13,090,057 in cash to the former shareholders of North State National Bank. Additional information concerning this acquisition is found under Item 1 of this report.

The Company has paid cash dividends on its common stock in every quarter since March 1990, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, financial condition and capital requirements of the Company and the Bank. As of December 31, 2003, $23.9 million was available for payment of dividends by the Company to its shareholders, under applicable laws and regulations. The Company paid cash dividends of $0.20 per common share in each of the quarters ended March 31, June 30, September 30, and December 31, 2003 and 2002.

As discussed in Note 10 to the  consolidated  financial  statements  included as
Item 8 of this report, in June 2001, the Company announced that its Board of Directors adopted and entered into a Shareholder Rights Plan designed to protect and maximize shareholder value and to assist the Board of Directors in ensuring fair and equitable benefit to all shareholders in the event of a hostile bid to acquire the Company.

The Company adopted a new stock repurchase plan on July 31, 2003 for the repurchase of up to 250,000 shares of the Company's common stock from time to time as market conditions allow. The 250,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company's approximately 7,852,000 common shares outstanding as of July 31, 2003. This new plan has no stated expiration date for the repurchases. As of December 31, 2003, the Company had purchased 27,500 shares under this plan. The following table shows the repurchases made by the Company under this plan during the fourth quarter of 2003:


Period         (a) Total number      (b) Average price   (c) Total number of   (d) Maximum number
               of Shares purchased   paid per share      shares purchased as   of shares that may yet
                                                         part of publicly      be purchased under the
                                                         announced plans or    plans or programs
                                                         programs
-----------------------------------------------------------------------------------------------------
Oct. 1-31, 2003            -                  -                    -                241,900
Nov. 1-30, 2003        1,700             $32.00                1,700                240,200
Dec. 1-31, 2003       17,700             $32.22               17,700                222,500



ITEM 6. SELECTED FINANCIAL DATA



                                                           TRICO BANCSHARES
                                                           Financial Summary
                                               (in thousands, except per share amounts)

=========================================================================================================
Year ended December 31,                        2003         2002         2001         2000         1999
---------------------------------------------------------------------------------------------------------
Interest income                              $73,969      $64,696      $71,998      $76,327       $67,808
Interest expense                              13,089       12,914       23,486       28,543        24,370
---------------------------------------------------------------------------------------------------------
Net interest income                           60,880       51,782       48,512       47,784        43,438
Provision for loan losses                      1,250        2,800        4,400        5,000         3,550
Noninterest income                            22,909       19,180       16,238       14,922        12,775
Noninterest expense                           55,527       45,971       40,607       37,846        34,726
---------------------------------------------------------------------------------------------------------
Income before income taxes                    27,012       22,191       19,743       19,860        17,937
Provision for income taxes                    10,124        8,122        7,324        7,237         6,534
---------------------------------------------------------------------------------------------------------
     Net income                              $16,888      $14,069      $12,419      $12,623       $11,403
---------------------------------------------------------------------------------------------------------

Earnings per share:
     Basic                                     $2.21        $2.00        $1.76        $1.76        $1.60
     Diluted                                    2.14         1.96         1.72         1.72         1.56
Per share:
     Dividends paid                            $0.80        $0.80        $0.80        $0.79        $0.70
     Book value at December 31                 16.33        14.02        12.42        11.87        10.22
     Tangible book value at December 31        13.58        13.45        11.69        11.11         9.32

Average common shares outstanding              7,641        7,019        7,073        7,192         7,130
Average diluted common shares outstanding      7,879        7,193        7,219        7,341         7,319
Shares outstanding at December 31              7,834        7,061        7,001        7,181         7,152

At December 31:
Loans, net                                  $967,468     $673,145     $645,674     $628,721      $576,942
Total assets                               1,468,755    1,144,574    1,005,447      972,071       924,796
Total deposits                             1,236,823    1,005,237      880,393      837,832       794,110
Debt financing and notes payable              22,887       22,924       22,956       33,983        45,505
Junior subordinated debt                      20,619            -            -            -             -
Shareholders' equity                         127,960       99,014       86,933       85,233        73,123

Financial Ratios:

For the year:
     Return on assets                         1.27%         1.35%        1.27%        1.35%        1.26%
     Return on equity                        14.24%        15.03%       14.19%       16.03%       15.59%
     Net interest margin1                     5.23%         5.61%        5.58%        5.70%        5.40%
     Net loan losses to average loans         0.34%         0.22%        0.47%        0.70%        0.13%
     Efficiency ratio1                       65.39%        63.66%       61.62%       59.25%       60.53%
     Average equity to average assets         8.91%         9.00%        8.94%        8.40%        8.09%
At December 31:
     Equity to assets                         8.71%         8.65%        8.65%        8.77%        7.91%
     Total capital to risk-adjusted assets   11.56%        11.97%       11.68%       12.20%       11.77%
     Allowance for loan losses to loans       1.40%         2.09%        1.98%        1.82%        1.88%


1 Fully taxable equivalent

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

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those that materially affect the financial statements and are related to the adequacy of the allowance for loan losses, investments, mortgage servicing rights, and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's policies related to estimates on the allowance for loan losses, other than temporary impairment of investments and impairment of intangible assets can be found in Note 1 to the Company's audited consolidated financial statements and the related notes included as Item 8 of this report.

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

Net Income

Following is a summary of the Company's net income for the past three years (dollars in thousands, except per share amounts):

 Components of Net Income
-----------------------------------------------------------------------------
 Year ended December 31,                        2003       2002       2001
                                              -------------------------------
 Net interest income *                        $62,005    $53,029    $49,666
 Provision for loan losses                     (1,250)    (2,800)    (4,400)
 Noninterest income                            22,909     19,180     16,238
 Noninterest expense                          (55,527)   (45,971)   (40,607)
 Taxes *                                      (11,249)    (9,369)    (8,478)
                                              -------------------------------
                                              $16,888    $14,069    $12,419
                                              ===============================
 Net income per average fully-diluted share     $2.14      $1.96      $1.72
 Net income as a percentage of average
      shareholders' equity                    14.24%      15.03%     14.19%
 Net income as a percentage of average
      total assets                             1.27%       1.35%      1.27%
=============================================================================
 * Fully tax-equivalent (FTE)

Earnings in 2003 increased $2.8 million  (20.0%) from 2002. Net interest  income
(FTE) grew $9.0 million (16.9%) due to a $239.1 million (25.3%) increase in average earning assets that was partially offset by a net interest margin that fell 38 basis points. The loan loss provision was reduced by $1.6 million in 2003 from 2002, and noninterest income increased $3.7 million (19.4%) while noninterest expense also increased $9.6 million (20.8%).

The Company achieved earnings of $14.1 million in 2002, representing a 13.7% increase from the $12.4 million earned in 2001, which was down 1.6% from 2000 earnings of $12.6 million. Net interest income on a fully tax-equivalent basis for 2002 increased $3.4 million (6.8%) compared to 2001. Higher average balances of interest earning assets added $4.4 million to net interest income on a fully tax-equivalent basis, while changes in interest rates reduced net interest income on a fully tax-equivalent basis by $1.0 million. The loan loss provision was reduced by $1.6 million (36.4%), and noninterest income grew $2.9 million (18.1%). Partially offsetting this higher revenue, noninterest expense expanded $5.4 million (13.2%).

The Company's return on average total assets was 1.27% in 2003, compared to 1.35% and 1.27% in 2002 and 2001, respectively. Return on average equity in 2003 was 14.24%, compared to 15.03% in 2002 and 14.19% percent in 2001.

Net Interest Income

The Company's primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) increased $9.0 million (17.0%) to $62.0 million from 2002 to 2003. Net interest income (FTE) increased $3.4 million (6.8%) from 2001 to $53.0 million in 2002.

Following is a summary of the Company's net interest income for the past three years (dollars in thousands):

    Components of Net Interest Income
   -----------------------------------------------------------------
    Year ended December 31,            2003       2002       2001
                                     -------------------------------
    Interest income                  $73,969    $64,696    $71,998
    Interest expense                 (13,089)   (12,914)   (23,486)
    FTE adjustment                     1,125      1,247      1,154
                                     -------------------------------
    Net interest income (FTE)        $62,005    $53,029    $49,666
   =================================================================
    Net interest margin (FTE)          5.23%      5.61%      5.58%
   =================================================================

Interest income (FTE) increased $9.2 million (13.9%) from $65.9 million in 2002 to $75.1 million in 2003, due to increased volume of earning assets that was partially offset by lower yields on earning assets. During 2003, the average balance of loans and investment securities grew $167.0 million (25.3%) and $97.2 million (39.2%), respectively, while the average balance of federal funds sold declined $25.1 million (68.5%). Yields on loans and investment securities fell to 7.37% and 4.05%, respectively, in 2003 from 7.94% and 5.19%, respectively, in 2002. Overall, the yield on the Company's earning assets decreased from 6.98% in 2002 to 6.34% in 2003. The decrease in average yield on interest-earning assets reduced interest income (FTE) by $8.7 million, while a net increase of $239.1 million (25.3%) in average balances of interest earning assets added $17.9 million to interest income (FTE) during 2003.

Interest expense increased $0.2 million (1.4%) in 2003 due to a $195.4 million (26.2%) increase in average balance of interest-bearing liabilities that was offset by a 34 basis point decrease in the average rate paid on interest-bearing liabilities from 1.73% to 1.39%. Average balances of interest bearing demand, savings, and time deposits were up $31.8 million (18.1%), $120.0 million (45.4%), and $17.7 million (6.3%), respectively. The decrease in average yield on interest-bearing liabilities reduced interest expense by $2.3 million, while the increase in average balances of interest bearing liabilities added $2.5 million to interest expense during 2003.

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

Interest expense decreased $10.6 million (45.0%) in 2002 from $23.5 million in 2001, principally due to lower rates paid. The average rate paid on interest-bearing liabilities was 1.73% in 2002, 155 basis points or 47% lower than in 2001. The most pronounced declines included rates paid on savings deposits (down from 2.11% to 1.02%) and time deposits (down from 5.07% to 2.99%). Rates paid on interest-bearing demand deposits decreased 68 basis points to 0.27%. The decrease in the average rate paid on interest-bearing liabilities decreased interest expense by $10.1 million, and changes in the mix of average balances of interest-bearing liabilities decreased interest expense by $509,000 in 2002 despite an overall increase of $30.8 million (4.3%) in the average balance of interest-bearing liabilities.

Net Interest Margin

Following is a summary of the Company's net interest margin for the past three years:

   Components of Net Interest Margin
  --------------------------------------------------------------------------
   Year ended December 31,                       2003       2002      2001
                                               -----------------------------
   Yield on earning assets                       6.34%      6.98%     8.21%
   Rate paid on interest-bearing liabilities     1.39%      1.73%     3.28%
                                               -----------------------------
   Net interest spread                           4.95%      5.24%     4.93%
   Impact of all other net
      noninterest-bearing funds                  0.28%      0.35%     0.65%
                                               -----------------------------
   Net interest margin (FTE)                     5.23%      5.61%     5.58%
  ==========================================================================

During 2002, the Company was able to maintain a relatively stable net interest margin by aggressively reducing rates paid on interest-bearing liabilities as yields on earning assets decreased along with market interest rates. During 2003, it became increasingly difficult to decrease rates on interest-bearing liabilities as market interest rates continued to decrease. In addition, the positive impact of all other net noninterest bearing funds on net interest margin was reduced due to the lower market rates of interest at which they could be invested.

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



                                                                   Year ended December 31, 2003
                                                         -----------------------------------------------
                                                                             Interest           Rates
                                                            Average           income/          earned/
                                                            balance           expense           paid
                                                         -----------------------------------------------
      Assets
      Loans                                                $827,673          $60,997            7.37%
      Investment securities - taxable                       306,647           10,903            3.56%
      Investment securities - nontaxable                     38,562            3,065            7.95%
      Federal funds sold                                     11,573              129            1.11%
                                                         ----------       ----------
      Total earning assets                                1,184,455           75,094            6.34%
                                                                          ----------
      Other assets                                          146,099
                                                         ----------
           Total assets                                  $1,330,554
                                                         ==========

      Liabilities and shareholders' equity
      Interest-bearing demand deposits                     $208,347              488            0.23%
      Savings deposits                                      384,455            3,441            0.90%
      Time deposits                                         299,799            7,328            2.44%
      Federal funds purchased                                17,645              189            1.07%
      Other borrowings                                       22,903            1,288            5.62%
      Junior subordinated debt                                8,333              355            4.26%
                                                         ----------       ----------
             Total interest-bearing liabilities             941,482           13,089            1.39%
                                                                          ----------
      Noninterest-bearing demand                            245,538
      Other liabilities                                      24,941
      Shareholders' equity                                  118,593
                                                         ----------
             Total liabilities and shareholders' equity  $1,330,554
                                                         ==========
      Net interest spread (1)                                                                   4.95%
      Net interest income and interest margin (2)                            $62,005            5.23%
                                                                          ==========         ========


(1) Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.
(2) Net interest margin is computed by dividing net interest income by total average earning assets.



                                                                   Year ended December 31, 2002
                                                         -----------------------------------------------
                                                                             Interest           Rates
                                                            Average           income/          earned/
                                                            balance           expense           paid
                                                         -----------------------------------------------
      Assets
      Loans                                                $660,668          $52,472            7.94%
      Investment securities - taxable                       204,155            9,430            4.62%
      Investment securities - nontaxable                     43,871            3,435            7.83%
      Federal funds sold                                     36,692              606            1.65%
                                                         ----------       ----------
      Total earning assets                                  945,386           65,943            6.98%
                                                                          ----------
      Other assets                                           94,080
                                                         ----------
           Total assets                                  $1,039,466
                                                         ==========

      Liabilities and shareholders' equity
      Interest-bearing demand deposits                     $176,484              469            0.27%
      Savings deposits                                      264,444            2,710            1.02%
      Time deposits                                         282,084            8,441            2.99%
      Federal funds purchased                                   116                2            1.47%
      Other borrowings                                       22,939            1,292            5.63%
                                                         ----------       ----------                 -
             Total interest-bearing liabilities             746,067           12,914            1.73%
                                                                          ----------
      Noninterest-bearing demand                            182,569
      Other liabilities                                      17,250
      Shareholders' equity                                   93,580
                                                         ----------
             Total liabilities and shareholders' equity  $1,039,466
                                                         ==========
      Net interest spread (1)                                                                   5.24%
      Net interest income and interest margin (2)                            $53,029            5.61%
                                                                          ==========         ========


(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income by total average earning assets.


                                                                   Year ended December 31, 2001
                                                         -----------------------------------------------
                                                                             Interest           Rates
                                                            Average           income/          earned/
                                                            balance           expense           paid
                                                         -----------------------------------------------
      Assets
      Loans                                                $647,317          $58,730            9.07%
      Investment securities - taxable                       159,465            9,543            5.98%
      Investment securities - nontaxable                     44,615            3,373            7.56%
      Federal funds sold                                     39,204            1,506            3.84%
                                                         ----------       ----------
      Total earning assets                                  890,601           73,152            8.21%
                                                                          ----------
      Other assets                                           87,941
                                                         ----------
           Total assets                                    $978,542
                                                         ==========

      Liabilities and shareholders' equity
      Interest-bearing demand deposits                     $156,629            1,487            0.95%
      Savings deposits                                      225,137            4,759            2.11%
      Time deposits                                         301,023           15,261            5.07%
      Federal funds purchased                                   289                7            2.42%
      Long-term debt                                         32,133            1,972            6.14%
                                                         ----------       ----------
             Total interest-bearing liabilities             715,211           23,486            3.28%
                                                                          ----------
      Noninterest-bearing demand                            160,152
      Other liabilities                                      15,660
      Shareholders' equity                                   87,519
                                                         ----------
             Total liabilities and shareholders' equity    $978,542
                                                         ==========
      Net interest spread (1)                                                                   4.93%
      Net interest income and interest margin (2)                            $49,666            5.58%
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


                                                           2003 over 2002                          2002 over 2001
                                            -----------------------------------------------------------------------------
                                                             Yield/                                 Yield/
                                              Volume          Rate       Total        Volume         Rate       Total
                                            -----------------------------------------------------------------------------
Increase (decrease) in                                                 (dollars in thousands)
  interest income:
    Loans                                    $13,264        ($4,739)     $8,525       $1,211       ($7,469)    ($6,258)
    Investment securities                      5,041         (3,938)      1,103        2,781        (2,832)        (51)
    Federal funds sold                          (415)           (62)       (477)         (96)         (804)       (900)
                                            -----------------------------------------------------------------------------
      Total                                   17,890         (8,739)      9,151        3,896       (11,105)     (7,209)
                                            -----------------------------------------------------------------------------
Increase (decrease) in
  interest expense:
    Demand deposits (interest-bearing)            85            (66)         19          188        (1,206)     (1,018)
    Savings deposits                           1,230           (499)        731          831        (2,880)     (2,049)
    Time deposits                                530         (1,643)     (1,113)        (960)       (5,860)     (6,820)
    Federal funds purchased                      257            (70)        187           (4)           (1)         (5)
    Junior subordinated debt                     355              -         355            -             -           -
    Long-term borrowings                          (2)            (2)         (4)        (564)         (116)       (680)
                                            -----------------------------------------------------------------------------
      Total                                    2,455         (2,280)        175         (509)      (10,063)    (10,572)
                                            -----------------------------------------------------------------------------
Increase (decrease) in
  net interest income                        $15,435        ($6,459)     $8,976       $4,405       ($1,042)     $3,363
                                            =============================================================================


Provision for Loan Losses

In 2003, the Bank provided $1.25 million for loan losses compared to $2.8 million in 2002. Net loan charge-offs increased $1.3 million (87%) to $2.8 million during 2003. Included in the $2.8 million of net loan charge-offs during 2003 is a net charge-off of $1.6 million related to two commercial real estate loans to a single entity that was collateralized by a single building. The Company had previously established a specific allowance for the two commercial real estate loans noted above in its allowance for loan losses. Collection of the loan was realized on July 31, 2003 through receipt of net proceeds of $11.5 million from the sale of the building. The collection resulted in a recovery of $0.3 million of the $1.9 million charged-off on these loans during the quarter ended June 30, 2003. Net charge-offs of consumer installment loans increased $191,000 (93%). Net charge-offs of commercial, financial and agricultural loans increased $465,000 (99%) in 2003, while net charge-offs of real estate mortgage loans increased $655,000 (81%). The 2003 charge-offs represented 0.34% of average loans outstanding versus 0.22% in 2002. Nonperforming loans net of government agency guarantees as a percentage of total loans were 0.45% and 1.19% at December 31, 2003 and 2002, respectively. The ratio of allowance for loan losses to nonperforming loans was 313% at the end of 2003 versus 176% at the end of 2002.

In 2002, the Bank provided $2.8 million for loan losses compared to $4.4 million in 2001. Net loan charge-offs decreased $1.5 million (51%) to $1.5 million during 2002. Net charge-offs of commercial, financial and agricultural loans decreased $2.3 million (83%) in 2002, while net charge-offs of real estate mortgage and consumer installment loans increased $662,000 (463%) and $105,000 (205%), respectively. The 2002 net charge-offs represented 0.22% of average loans outstanding versus 0.47% in 2001. Nonperforming loans net of government agency guarantees were 1.19% of total loans at December 31, 2002 versus 0.92% at December 31, 2001. The ratio of allowance for loan losses to nonperforming loans was 176% at the end of 2002 versus 216% at the end of 2001.

Noninterest Income

The following table summarizes the Company's noninterest income for the past three years (dollars in thousands):


      Components of  Noninterest Income
     ---------------------------------------------------------------------------
      Year ended December 31,                       2003       2002       2001
                                             --------------------------------
      Service charges on deposit accounts         $12,495     $8,915     $5,875
      ATM fees and interchange                      2,220      1,823      1,423
      Other service fees                            1,782      1,261      1,133
      Amortization of mortgage servicing rights,
          net of mortgage servicing fees           (1,356)      (713)      (336)
      Provision for mortgage servicing
          rights valuation allowance                 (600)         -          -
      Gain on sale of loans                         4,168      3,641      2,095
      Commissions on sale of
          nondeposit investment products            1,766      2,467      2,576
      Gain on sale of investments                     197          -      1,792
      Increase in cash value of life insurance      1,296        606        476
      Other noninterest income                        941      1,180      1,204
                                             --------------------------------
      Total noninterest income                    $22,909    $19,180    $16,238
     ===========================================================================

Noninterest income increased $3.7 million (19.4%) to $22.9 million in 2003. Service charges on deposit accounts was up $3.6 million (40.2%) due to 2003 being the first full year of the Company's overdraft privilege product that was introduced in July 2002. ATM fees and interchange, and other service fees were up $0.4 million (21.8%) and $0.5 million (41.3%) due to expansion of the Company's ATM network and customer base through de-novo branch expansion and the acquisition of North State National Bank. Overall, mortgage banking activities, which includes amortization of mortgage servicing rights net of mortgage servicing fees, provision for mortgage servicing valuation allowance, and gain on sale of loans, accounted for $2.2 million of noninterest income in the 2003 compared to $2.9 million in 2002. The increase in the amortization of mortgage servicing rights and the provision for mortgage servicing valuation allowance taken in 2003 are the result of the recent peak in mortgage refinance activity. While the Company benefits from increased gain on sale of loans during periods of high levels of mortgage refinance activity, it may also experience increased amortization and provisions for mortgage servicing valuations of mortgage servicing rights. Commissions on sale of nondeposit investment products decreased $0.7 million (28.4%) in 2003 due to lower demand for annuity products. Income from increase in cash value of life insurance increased $0.7 million (114%) due to an increase in life insurance owned by the Company from $15.2 million at December 31, 2002 to $39.0 million at December 31, 2003.

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

Securities Transactions

During 2003 the Bank realized net gains of $0.2 million on the sale of securities with market values of $22.3 million. In addition, during 2003, the Bank received proceeds from maturities of securities totaling $205 million, purchased $169.2 million of securities, and acquired $39.7 million of securities through the acquisition of North State national Bank.

During 2002 the Bank had no sales of securities. Also during 2002, the Bank received proceeds from maturities of securities totaling $131.6 million, and used $241.8 million to purchase securities.

Noninterest Expense

The following table summarizes the Company's other noninterest expense for the past three years:

     Components of  Noninterest Expense              (dollars in thousands)
    ---------------------------------------------------------------------------
     Year ended December 31,                     2003         2002         2001
                                           -------------------------------------
     Salaries and benefits                     $29,714      $24,290      $21,199
     Equipment and data processing               4,947        4,095        3,694
     Occupancy                                   3,493        2,954        2,806
     Professional fees                           2,315        1,696        1,087
     Telecommunications                          1,539        1,422        1,253
     Advertising                                 1,062        1,263        1,132
     Intangible amortization                     1,207          911          911
     ATM network charges                         1,043          847          913
     Postage                                       855          801          639
     Courier service                               795          720          661
     Operational losses                            657          534          227
     Assessments                                   268          233          223
     Net other real estate owned expense           124           26          175
     Other                                       7,508        6,179        5,687
                                           -------------------------------------
     Total noninterest expense                 $55,527      $45,971      $40,607
    ============================================================================
     Average full time equivalent staff            505          435          403
     Noninterest expense to revenue (FTE)       65.39%       63.66%       61.62%

Salary and benefit expenses increased $5.4 million (22.3%) in 2003 compared to 2002. Base salaries and benefits increased $3.3 million (20.9%) to $19.1 million in 2003. The increase in base salaries was mainly due to a 16.1% increase in average full time equivalent employees from 435 in 2002 to 505 in 2003, and annual salary increases. Incentive and commission related salary expenses increased $1.0 million (28.6%) to $4.5 million in 2003. The increase in incentive and commission expenses was directly tied to significant loan, deposit, and revenue growth during 2003. Benefits expense, including retirement, medical and workers' compensation insurance, and taxes, increased $1.1 million (21.6%) to $6.2 million during 2003.

Salary and benefit expenses increased $3.1 million (14.6%) to $24.3 million in 2002 compared to 2001. Base salaries increased $1.4 million (9.5%) to $15.7 million in 2002. The increase in base salaries was mainly due to an 8.2% increase in average full time equivalent employees from 403 during 2001 to 435 during 2002, primarily due to the opening of four branches in 2002. Incentive and commission related salary expenses increased $866,000 (33.5%) to $3.5 million in 2002. The increase in incentive and commission related salary expense was mainly due to increased commissions paid on origination of residential mortgage loans, and other functions that exhibited exceptional performance during 2002. These results are consistent with the Bank's strategy of working more efficiently with fewer employees who are compensated in part based on their business unit's performance or on their ability to generate revenue. Benefits expense, including retirement, medical and workers' compensation insurance, and taxes, increased $855,000 (20.2%) to $5.1 million during 2002.

Other noninterest expense increased $4.1 million (18.9%) to $25.8 million in 2003. Increases in the areas of equipment and data processing, occupancy, telecommunications, and ATM network charges were mainly due to the first full year of operation of the Oroville, Brentwood, and Natomas branches, the opening in 2003 of branches in Chico, Roseville and Folsom, the continued operation of one branch added through the acquisition of North State National Bank in April 2003, and enhancements to data processing and ATM network equipment. One-time merger expenses related to the North State acquisition were insignificant. All expense reductions realized through the acquisition of North State were effected immediately upon acquisition in April 2003. Increases in professional fees and operational losses were related to the first full year operation of the Company's overdraft privilege product introduced in July 2002, and were more than offset by the large revenue that product is producing. The increase in intangible amortization was due to the North State acquisition.

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

Provision for Taxes

The effective tax rate on income was 37.5%, 36.6%, and 37.1% in 2003, 2002, and 2001, respectively. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $2.7 million, $2.0 million, and $1.9 million, respectively, in these years. Tax-exempt income of $2.0 million, $2.2 million, and $2.2 million, respectively, from investment securities in these years helped to reduce the effective tax rate.

Financial Ratios

The following table shows the Company's key financial ratios for the past three years:

   Year ended December 31,                        2003        2002       2001
                                               --------------------------------
   Return on average total assets                 1.27%       1.35%      1.27%
   Return on average shareholders' equity        14.24%      15.03%     14.19%
   Shareholders' equity to total assets           8.71%       8.65%      8.65%
   Common shareholders' dividend payout ratio    36.36%      39.95%     45.43%
  ==============================================================================

Loans

The Bank concentrates its lending activities in four principal areas: commercial loans (including agricultural loans), consumer loans, real estate mortgage loans (residential and commercial loans and mortgage loans originated for sale), and real estate construction loans. At December 31, 2003, these four categories accounted for approximately 14%, 33%, 47%, and 6% of the Bank's loan portfolio, respectively, as compared to 18%, 29%, 47%, and 6%, at December 31, 2002. The shift in the percentages was primarily due to the Bank's ability to increase its consumer loan portfolio during 2003. The shift in percentages is reflected in the Company's assessment of the adequacy of the allowance for loan losses. The increase in consumer loans during 2003 was mainly due to increases in home equity lines of credit and automobile loans. The interest rates charged for the loans made by the Bank vary with the degree of risk, the size and maturity of the loans, the borrower's relationship with the Bank and prevailing money market rates indicative of the Bank's cost of funds.

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

At December 31, 2003 loans totaled $981 million and was a 43% ($294 million) increase over the balances at the end of 2002. Contributing to the increase in loans was $76 million of loans obtained through the acquisition of North State National Bank on April 4, 2003. Demand for commercial and agriculture related loans, commercial real estate mortgage loans, and real estate construction loans improved in the Company's market areas in 2003. Demand for home equity and auto loans remained strong throughout 2003. The average loan-to-deposit ratio in 2003 was 72.2% compared to 71.1% in 2002.

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

Loan Portfolio Composite

The following table shows the Company's loan balances for the past five years:

                                                                            December 31,
(dollars in thousands)                           2003           2002            2001           2000           1999
                                             --------------------------------------------------------------------------
Commercial, financial and agricultural         $142,252        $125,982       $130,054       $148,135        $138,313
Consumer installment                            319,029         201,858        155,046        120,247          79,273
Real estate mortgage                            458,369         319,969        326,897        334,010         332,116
Real estate construction                         61,591          39,713         46,735         37,999          38,277
                                             --------------------------------------------------------------------------
    Total loans                                $981,241        $687,522       $658,732       $640,391        $587,979
                                             ==========================================================================


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

The following is a summary of classified assets on the dates indicated (dollars in thousands):

                             At December 31, 2003         At December 31, 2002
                           -------------------------    ------------------------
                            Gross Guaranteed   Net       Gross Guaranteed   Net
                           -----------------------------------------------------
Classified loans           $29,992  $18,783  $11,209    $52,264  $12,202 $40,062
Other classified assets        932        -      932        932        -     932
                           -----------------------------------------------------
Total classified assets    $30,924  $18,783  $12,141    $53,196  $12,202 $40,994
                           =====================================================
Allowance for loan losses/
     Classified loans                         113.4%                       35.1%

Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies at December 31, 2003, decreased $28.9 million (70%) to $12.1 million from $41.0 million at December 31, 2002.

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

Interest income on nonaccrual loans, which would have been recognized during the year, ended December 31, 2003, if all such loans had been current in accordance with their original terms, totaled $1.1 million. Interest income actually recognized on these loans in 2003 was $372,000.

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

The following tables set forth the amount of the Bank's nonperforming assets net
of  guarantees  of  the  U.S.   government,   including  its  agencies  and  its
government-sponsored agencies, as of the dates indicated:


                                                  December 31, 2003             December 31, 2002
                                              -------------------------    -------------------------
(dollars in thousands):                         Gross Guaranteed  Net       Gross Guaranteed   Net
                                              ------------------------------------------------------
Performing nonaccrual loans                   $10,997   $7,936   $3,061    $13,199  $8,432   $4,767
Nonperforming, nonaccrual loans                 2,551    1,252    1,299      4,091     718    3,373
                                              ------------------------------------------------------
     Total nonaccrual loans                    13,548    9,188    4,360     17,290   9,150    8,140
Loans 90 days past due and still accruing          34        -       34         40       -       40
                                              ------------------------------------------------------
     Total nonperforming loans                 13,582    9,188    4,394     17,330   9,150    8,180
Other real estate owned                           932        -      932        932       -      932
                                              ------------------------------------------------------
     Total nonperforming loans and OREO       $14,514   $9,188   $5,326    $18,262  $9,150   $9,112
                                              ======================================================

Nonperforming loans to total loans                                0.45%                       1.19%
Allowance for loan losses/nonperforming loans                      313%                        176%
Nonperforming assets to total assets                              0.36%                       0.80%


                                                  December 31, 2001             December 31, 2000
                                              -------------------------    -------------------------
(dollars in thousands):                         Gross Guaranteed  Net       Gross Guaranteed   Net
                                              ------------------------------------------------------
Performing nonaccrual loans                    $2,733        -   $2,733     $4,331    $142   $4,189
Nonperforming, nonaccrual loans                 3,120     $387    2,733      8,161      88    8,073
                                              ------------------------------------------------------
     Total nonaccrual loans                     5,853      387    5,466     12,492     230   12,262
Loans 90 days past due and still accruing         584        -      584        965       -      965
                                              ------------------------------------------------------
     Total nonperforming loans                  6,437      387    6,050     13,457     230   13,227
Other real estate owned                            71        -       71      1,441       -    1,441
                                              ------------------------------------------------------
     Total nonperforming loans and OREO        $6,508      387   $6,121    $14,898    $230  $14,668
                                              ======================================================

Nonperforming loans to total loans                                0.92%                       2.07%
Allowance for loan losses/nonperforming loans                      216%                         88%
Nonperforming assets to total assets                              0.61%                       1.51%


                                                  December 31, 1999
                                              -------------------------
(dollars in thousands):                         Gross Guaranteed  Net
                                              -------------------------
Performing nonaccrual loans                      $666      $62     $604
Nonperforming, nonaccrual loans                 1,662      508    1,154
                                              -------------------------
     Total nonaccrual loans                     2,328      570    1,758
Loans 90 days past due and still accruing         923        -      923
                                              -------------------------
     Total nonperforming loans                  3,251      570    2,681
Other real estate owned                           760        -      760
                                              -------------------------
     Total nonperforming loans and OREO        $4,011     $570   $3,441
                                              =========================

Nonperforming loans to total loans                                0.46%
Allowance for loan losses/nonperforming loans                      412%
Nonperforming assets to total assets                              0.37%

During 2003, nonperforming assets net of government guarantees decreased $3.8 million (42%) to $5.3 million. Nonperforming loans decreased $3.8 million (46%) to $4.4 million. The ratio of nonperforming loans to total loans at December 31, 2003 was 0.45% versus 1.19% at the end of 2002. Classifications of nonperforming loans as a percent of the total at the end of 2003 were as follows: secured by real estate, 66%; loans to farmers, 19%; commercial loans, 10%; and consumer loans, 5%.

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

Specifically, in assessing how much unallocated allowance needed to be provided at December 31, 2003, management considered the following:

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

The following table sets forth the Bank's loan loss reserve as of the dates indicated:


                                                         December 31,
                               -------------------------------------------------------------
                                   2003        2002         2001        2000         1999
                               -------------------------------------------------------------
                                                    (dollars in thousands)
Specific allowance                $1,003      $5,299       $5,672      $3,266        $600
Formula allowance                 12,481       8,839        7,183       8,067      10,250
Unallocated allowance                289         239          203         337         187
                               -------------------------------------------------------------
    Total allowance              $13,773     $14,377      $13,058     $11,670     $11,037
                               =============================================================


The allowance for loan losses to total loans at December 31, 2003 was 1.40% versus 2.09% at the end of 2002. At December 31, 2001, the allowance for loan losses to total loans was 1.98%.

Based on the current conditions of the loan portfolio, management believes that the $13.8 million allowance for loan losses at December 31, 2003 is adequate to absorb probable losses inherent in the Bank's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes, for the years indicated, the activity in the allowance for loan losses:


                                                               December 31,
                                     ----------------------------------------------------------------
                                         2003        2002          2001         2000         1999
                                     ----------------------------------------------------------------
                                                          (dollars in thousands)
Balance, beginning of year             $14,377     $13,058       $11,670      $11,037       $8,206

Addition through merger                    928          --            --           --           --
Provision charged to operations          1,250       2,800         4,400        5,000        3,550

Loans charged off:
Commercial, financial and
  agricultural                          (1,142)       (668)       (2,861)      (4,450)        (865)
Consumer installment                      (475)       (299)         (134)        (103)        (148)
Real estate mortgage                    (2,136)       (819)         (218)        (152)         (69)
                                     ----------------------------------------------------------------
Total loans charged-off                 (3,753)     (1,786)       (3,213)      (4,705)      (1,082)
                                     ----------------------------------------------------------------
Recoveries:
Commercial, financial and
  agricultural                             206         197            92          281          327
Consumer installment                        79          94            34           54           36
Real estate mortgage                       686          14            75            3           --
                                     ----------------------------------------------------------------
Total recoveries                           971         305           201          338          363
                                     ----------------------------------------------------------------
Net loans charged-off                   (2,782)     (1,481)       (3,012)      (4,367)        (719)
                                     ----------------------------------------------------------------
Balance, year end                      $13,773     $14,377       $13,058      $11,670      $11,037
                                     ================================================================
Average total  loans                  $827,673    $660,668      $647,317     $624,717     $566,738
                                     ----------------------------------------------------------------
Ratios:
Net charge-offs during period
  to average loans outstanding
  during period                          0.34%       0.22%         0.47%        0.70%        0.13%
Provision for loan losses to aver-
  age loans outstanding                  0.15%       0.42%         0.68%        0.80%        0.63%
Allowance to loans at year end           1.40%       2.09%         1.98%        1.82%        1.88%
                                     ----------------------------------------------------------------



The following tables summarize the allocation of the allowance for loan losses between loan types:

                                               December 31, 2003         December 31, 2002         December 31, 2001
                                           ------------------------- ------------------------  ------------------------
 (dollars in thousands)                                Percent of                Percent of                Percent of
                                                      loans in each             loans in each             loans in each
                                                       category to               category to               category to
                                            Amount     total loans    Amount      total loans   Amount     total loans

Balance at end of period applicable to:
Commercial, financial and agricultural      $2,762        14.5%       $6,791        18.4%        $6,929       19.8%
Consumer installment                         4,233        32.5%        2,833        29.4%         1,896       23.5%
Real estate mortgage                         5,976        46.7%        4,229        46.4%         3,709       49.6%
Real estate construction                       802         6.3%          524         5.8%           524        7.1%
                                          ---------     --------    ---------     --------    ---------     --------
                                           $13,773       100.0%      $14,377       100.0%      $13,058       100.0%
                                          =========     ========    =========     ========    =========     ========


                                                          December 31, 2000         December 31, 1999
                                                       -----------------------  -----------------------
 (dollars in thousands)                                             Percent of                Percent of
                                                                   loans in each             loans in each
                                                                    category to               category to
Balance at end of period applicable to:                  Amount     total loans    Amount     total loans
Commercial, financial and agricultural                   $6,873        43.4%       $5,224        44.7%
Consumer installment                                      1,373        15.9%        1,464        13.6%
Real estate mortgage                                      2,925        34.8%        3,671        35.2%
Real estate construction                                    499         5.9%          678         6.5%
                                                       ---------     --------     --------     --------
                                                        $11,670       100.0%       $11,037       100.0%
                                                       =========     ========     ========     ========

Other Real Estate Owned

The other real estate owned (OREO) balance was $932,000 at December 31, 2003 and 2002. The Bank disposed of properties with a value of $613,000 in 2003. OREO properties consist of a mixture of land, single family residences, and commercial buildings.

Intangible Assets

At December 31, 2003 and 2002, the Bank had intangible assets totaling $21.6 million and $4.0 million, respectively. The intangible assets resulted from the Bank's 1997 acquisitions of certain Wells Fargo branches and Sutter Buttes Savings Bank, the April 2003 acquisition of North State National Bank, and an additional minimum pension liability related to the Company's supplemental retirement plans. Intangible assets at December 31, 2003 and 2002 were comprised of the following:
                                                      December 31,
                                                 2003             2002
                                              --------------------------
                                                (dollars in thousands)
Core-deposit intangible                         $5,800           $3,642
Additional minimum pension liability               285              401
Goodwill                                        15,519                -
                                              --------------------------
  Total intangible assets                      $21,604           $4,043
                                              ==========================

Amortization of core deposit intangible assets amounting to $1,207,000, $911,000, and $911,000 was recorded in 2003, 2002, and 2001, respectively. The minimum pension liability intangible asset is not amortized but adjusted annually based upon actuarial estimates.

Deposits

Deposits at December 31, 2003 were up $232 million (23%) to $1.237 billion over 2002 year-end balances. All categories of deposits except certificates of deposit increased in 2002. On April 4, 2003, the Company acquired North State National Bank which at the time had deposits totaling $126 million. Included in the December 31, 2003 certificate of deposit balance is $20 million from the State of California.

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

Long-Term Debt

In 2003, the Bank made principal payments of $37,000 on long-term debt obligations. During 2002, the Bank repaid $32,000 of long-term debt. See Note 7 to the consolidated financial statements at Item 8 of this report.

Junior Subordinated Debt

See Note 8 in the financial statements at Item 8 of this report for a discussion about the Company's issuance of junior subordinated debt during 2003.

Equity

See Note 10 and Note 21 in the financial statements at Item 8 of this report for a discussion of shareholders' equity and regulatory capital, respectively. Management believes that the Company's capital is adequate to support anticipated growth, meet the cash dividend requirements of the Company and meet the future risk-based capital requirements of the Bank and the Company.

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

The following table summarizes the effect on net interest income and net income due to changing interest rates as measured against a flat rate (no interest rate change) scenario. The simulation results shown below assume no changes in the structure of the Company's balance sheet over the twelve months being measured (a "flat" balance sheet scenario), and that deposit rates will track general interest rate changes by approximately 50%:

     Interest Rate Risk Simulation of Net Interest Income and Net Income as of December 31, 2003

                               Estimated Change in          Estimated Change in
   Change in Interest       Net Interest Income (NII)         Net Income (NI)
   Rates (Basis Points)       (as % of "flat" NII)          (as % of "flat" NI)
   +300 (ramp)                      (0.73%)                       (1.48%)
   +200 (ramp)                      (0.77%)                       (1.59%)
   +100 (ramp)                      (0.78%)                       (1.60%)
   +   0 (flat)                         --                            --
   -100 (ramp)                       0.87%                         1.80%
   -200 (ramp)                       1.26%                         2.60%
   -300 (ramp)                       0.60%                         1.22%

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

The following table summarizes the effect on market value of equity due to changing interest rates as measured against a flat rate (no change) scenario:

Interest Rate Risk Simulation of Market Value of Equity as of December 31, 2003

                                             Estimated Change in
   Change in Interest                   Market Value of Equity (MVE)
   Rates (Basis Points)                     (as % of "flat" MVE)
   +300 (shock)                                    (4.83%)
   +200 (shock)                                    (3.17%)
   +100 (shock)                                    (1.52%)
   +   0 (flat)                                        --
   -100 (shock)                                    (0.76%)
   -200 (shock)                                     2.10%
   -300 (shock)                                     5.27%

These results indicate that given a "flat" balance sheet scenario, and if deposit rates track general interest rate changes by approximately 50%, the Company's balance sheet is slightly asset sensitive for interest rate changes greater than +/- 100 basis points, and is slightly liability sensitive for interest rate changes less than +/- 100 basis points. The primary reason for this result is the effect of interest rate floors that exist on many of the Company's variable rate loans. In a declining interest rate environment, when the interest rate of a variable rate loan reaches its interest rate floor, the loan interest rate will not decrease further if market interest rates continue to decline. Conversely, the interest rate of a variable rate loan that is at its floor will not increase when market interest rates increase until market interest rates have increased sufficiently to move the loan interest rate above its floor rate. "Asset sensitive" implies that earnings increase when interest rates rise, and decrease when interest rates decrease. "Liability sensitive" implies that earnings decrease when interest rates rise, and increase when interest rates decrease. The magnitude of all the simulation results noted above is within the Bank's policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

The simulation results noted above do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. In addition, the simulation results noted above contain various assumptions such as a flat balance sheet, and the rate that deposit interest rates change as general interest rates change. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

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

The following interest rate sensitivity table shows the Bank's repricing gaps as of December 31, 2003. In this table transaction deposits, which may be repriced at will by the Bank, have been included in the less than 3-month category. The inclusion of all of the transaction deposits in the less than 3-month repricing category causes the Bank to appear liability sensitive. Because the Bank may reprice its transaction deposits at will, transaction deposits may or may not reprice immediately with changes in interest rates. In recent years of moderate interest rate changes the Bank's earnings have reacted as though the gap
position  is  slightly   asset   sensitive   mainly  because  the  magnitude  of
interest-bearing liability repricing has been less than the magnitude of interest-earning asset repricing. This difference in the magnitude of asset and liability repricing is mainly due to the Bank's strong core deposit base, which although they may be repriced within three months, historically, the timing of their repricing has been longer than three months and the magnitude of their repricing has been minimal.

Due to the limitations of gap analysis, as described above, the Bank does not actively use gap analysis in managing interest rate risk. Instead, the Bank relies on the more sophisticated interest rate risk simulation model described above as its primary tool in measuring and managing interest rate risk.


Interest Rate Sensitivity - December 31, 2003
                                                                          Repricing within:
                                          -------------------------------------------------------------------------------
(dollars in thousands)                    Less than 3          3 - 6           6 - 12            1 - 5            Over
                                            months            months           months            years           5 years
                                          -------------------------------------------------------------------------------
Interest-earning  assets:
    Securities                               $34,784           $20,019          $41,336          $178,058         $37,969
    Loans                                    407,424            36,603           57,391           335,209         130,841
                                          -------------------------------------------------------------------------------
Total interest-earning assets               $442,208           $56,622          $98,728          $513,267        $168,810
                                          -------------------------------------------------------------------------------
Interest-bearing liabilities
    Transaction deposits                    $662,336       $       ---      $       ---     $         ---   $         ---
    Time                                      89,547            47,076           48,120            91,154             128
    Long-term borrowings                          11                11               24            21,760           1,081
    Junior subordinated debt                  20,619               ---              ---               ---             ---
                                          -------------------------------------------------------------------------------
Total interest-bearing liabilities          $772,513           $47,088          $48,144          $112,914          $1,209
                                          -------------------------------------------------------------------------------
Interest sensitivity gap                   ($330,305)           $9,534          $50,584          $400,354        $167,601
Cumulative sensitivity gap                 ($330,305)        ($320,771)       ($270,187)         $130,166        $297,768
As a percentage of earning assets:
 Interest sensitivity gap                   (25.81%)           0.75%              3.95%           31.29%           13.10%
 Cumulative sensitivity gap                 (25.81%)         (25.07%)           (21.11%)          10.17%           23.27%


Liquidity

Liquidity refers to the Bank's ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet. Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Consolidated Statement of Cash Flows. Net cash used by investing activities totaled approximately $179.5 million in 2003. Increased loan balances were responsible for the major use of funds in this category.

Liquidity is generated from liabilities through deposit growth and short-term borrowings. These activities are included under financing activities in the Consolidated Statement of Cash Flows. In 2003, financing activities provided funds totaling $159.3 million. Internal deposit growth provided funds amounting to $105.5 million. The Bank also had available correspondent banking lines of credit totaling $40 million at year-end. In addition, at December 31, 2003, the Company had loans and securities available to pledge towards future borrowings from the Federal Home Loan Bank of up to $165 million. As of December 31, 2003, the Company had $22.9 million of long-term debt and other borrowings as described in Note 7 of the consolidated financial statements of the Company and the related notes at Item 8 of this report. While these sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided or used through the results of operating activities. In 2003, operating activities provided cash of $25.8 million.

The Bank classifies its entire investment portfolio as available for sale (AFS). The AFS securities plus cash and cash equivalents in excess of reserve requirements totaled $396.9 million at December 31, 2003, which was 27.0% of total assets at that time. This was down from $412.8 million and 36.1% at the end of 2002.

The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in the following table. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available. The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank's option. At December 31, 2003 and 2002, the Bank had $20 million of these State deposits.

Certificates of Deposit in Denominations of $100,000 or More

                                         Amounts as of December 31,
                                     ----------------------------------
(dollars in thousands)                 2003          2002         2001
                                     ----------------------------------
Time remaining until maturity:
Less than 3 months                   $39,264       $32,932      $38,114
3 months to 6 months                  11,018        16,311       10,431
6 months to 12 months                  9,413        12,455       15,383
More than 12 months                   94,805        28,706        6,374
                                     ----------------------------------
  Total                              $94,500       $90,404      $70,302
                                     ==================================


Loan demand also affects the Bank's liquidity position. The following table presents the maturities of loans at December 31, 2003:


Loan Maturities - December 31, 2003
                                                                                 After
                                                                                One But
                                                               Within           Within            After 5
                                                              One Year          5 Years            Years            Total
                                                             ---------------------------------------------------------------
                                                                                  (dollars in thousands)
Loans with predetermined interest rates:
  Commercial, financial and agricultural                        $20,262          $35,302           $13,429          $68,993
  Consumer installment                                           31,044           78,763            73,124          182,931
  Real estate mortgage                                           25,559           77,029           122,654          225,242
  Real estate construction                                       17,851              998             2,157           21,006
                                                             ---------------------------------------------------------------
                                                                $94,716         $192,092          $211,364         $498,172
                                                             ---------------------------------------------------------------
Loans with floating interest rates:
  Commercial, financial and agricultural                        $53,315          $11,707            $8,238          $73,260
  Consumer installment                                          135,795              303                 -          136,098
  Real estate mortgage                                           24,471           55,915           152,739          233,125
  Real estate construction                                       24,553           11,004             5,029           40,586
                                                             ---------------------------------------------------------------
                                                               $238,134          $78,929          $166,006         $483,069
                                                             ---------------------------------------------------------------
      Total loans                                              $332,850         $271,021          $377,370         $981,241
                                                             ===============================================================


The maturity distribution and yields of the investment portfolio is presented in the following table. The timing of the maturities indicated in the table below is based on final contractual maturities. Most mortgage-backed securities return principal throughout their contractual lives. As such, the weighted average life of mortgage-backed securities based on outstanding principal balance is usually significantly shorter than the final contractual maturity indicated below. At December 31, 2003, the Bank had no held-to-maturity securities.


Securities  Maturities and Weighted Average Tax Equivalent Yields - December 31,
2003

                                                       After One Year   After Five Years
                                          Within         but Through       but Through        After Ten
                                         One Year        Five Years         Ten Years           Years             Total
                                      ------------------------------------------------------------------------------------
                                       Amount  Yield     Amount Yield     Amount  Yield     Amount Yield     Amount  Yield
                                      ------------------------------------------------------------------------------------
Securities Available-for-Sale                                        (dollars in thousands)
US Treasury securities and
  obligations  of  US government
  corporations and agencies            $5,036  2.21%    $4,507  5.74%        $--     0%       $--     0%    $9,543  3.88%
Obligations of states and
  political subdivisions                1,809  5.72%     1,000  5.97%      6,704  7.88%    28,833  7.73%    38,346  7.61%
Mortgage-backed securities                14   3.84%     7,633  5.33%    202,948  3.83%    40,664  5.42%   251,259  4.13%
Corporate bonds                                          2,205  7.65%                      10,120  2.12%    12,325  3.11%
--------------------------------------------------------------------------------------------------------------------------
Total securities available-for-sale    $6,859  3.14%   $15,345  5.83%   $209,652  3.96%   $79,617  5.84%  $311,473  4.51%
Other securities                                                                            4,963  4.84%     4,963  4.84%
                                      ------------------------------------------------------------------------------------
Total investment securities            $6,859  3.14%   $15,345  5.83%   $209,652  3.96%   $84,580  5.78%  $316,436  4.52%
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

Off-Balance Sheet Items

The Bank has certain ongoing commitments under operating and capital leases. See
Note 9 of the financial statements at Item 8 of this report for the terms. These commitments do not significantly impact operating results. As of December 31, 2003 commitments to extend credit were the Bank's only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, options, etc. Loan commitments increased to $332.9 million from $227.2 million at December 31, 2002. The commitments represent 33.9% of the total loans outstanding at year-end 2003 versus 33.0% at December 31, 2002.


Certain Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of December 31, 2003:

                                                              Less than        1-3          3-5       More than
(dollars in thousands)                             Total      one year        years        years       5 years
                                                 ----------------------------------------------------------------

Federal funds purchased                            $39,500      $39,500            -            -            -
FHLB loan, fixed rate of 5.41%
   payable on April 7, 2008, callable
   in its entirety by FHLB on a quarterly
   basis beginning April 7, 2003                    20,000            -            -      $20,000            -
FHLB loan, fixed rate of 5.35%
   payable on December 9, 2008                       1,500            -            -        1,500            -
FHLB loan, fixed rate of 5.77%
   payable on February 23, 2009                      1,000            -            -            -       $1,000
Capital lease obligation on premises,
   effective rate of 13% payable
   monthly in varying amounts
   through December 1, 2009                            562           90          183          187          102
Junior subordinated debt, adjustable rate
   of three-month LIBOR plus 3.05%,
   callable in whole or in part by the
   Company on a quarterly basis beginning
   October 7, 2008, matures October 7, 2033         20,619            -            -            -       20,619
Operating lease obligations                          6,254        1,172        1,835        1,428        1,819
Deferred compensation(1)                             5,195          269          505          438        3,983
Supplemental retirement plans(1)                     3,567          498          937          774        1,358
Employment agreements                                  253          253            -            -            -
                                                 ----------------------------------------------------------------
Total contractual obligations                      $98,450      $41,782       $3,460      $24,327      $28,881
                                                 ================================================================


   (1) These amounts represent known certain payments to participants under the Company's deferred compensation and supplemental retirement plans. See Note 21 in the financial statements at Item 8 of this report for additional information related to the Company's deferred compensation and supplemental retirement plan liabilities.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Market Risk Management" under Item 7 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEX TO FINANCIAL STATEMENTS
                                                                       Page

  Consolidated Balance Sheets as of December 31, 2003 and 2002          37
  Consolidated Statements of Income and Comprehensive Income
     for the years ended December 31, 2003, 2002, and 2001              38
  Consolidated Statements of Changes in Shareholders' Equity
     for  the years ended December 31, 2003, 2002, and 2001             39
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2003, 2002, and 2001                                  40
  Notes to Consolidated Financial Statements                            41
  Independent Auditors' Report                                          66
  Management's Letter of Financial Responsibility                       68

                                TRICO BANCSHARES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          At December 31,
                                                       2003            2002
                                                 -------------------------------
Assets:
   Cash and due from banks                           $80,603        $67,170
   Federal funds sold                                    326          8,100
                                                 -------------------------------
      Cash and cash equivalents                       80,929         75,270
   Investment securities available for sale          316,436        338,024
   Loans
      Commercial                                     142,252        125,982
      Consumer                                       319,029        201,858
      Real estate mortgages                          458,369        319,969
      Real estate construction                        61,591         39,713
                                                 -------------------------------
                                                     981,241        687,522
      Allowance for loan losses                      (13,773)       (14,377)
                                                 -------------------------------
      Loans, net of allowance for loan losses        967,468        673,145
   Premises and equipment, net                        19,521         17,224
   Cash value of life insurance                       38,980         15,208
   Other real estate owned                               932            932
   Accrued interest receivable                         6,027          5,644
   Intangible assets                                  21,604          4,043
   Other assets                                       16,858         15,084
                                                 -------------------------------
      Total Assets                                $1,468,755     $1,144,574
                                                 ===============================
Liabilities:
   Deposits:
      Noninterest-bearing demand                    $298,462       $232,499
      Interest-bearing demand                        220,875        182,816
      Savings                                        441,461        297,926
      Time certificates, $100,000 and over            94,500         90,404
      Other time certificates                        181,525        201,592
                                                 -------------------------------
      Total deposits                               1,236,823      1,005,237
   Fed funds purchased                                39,500              -
   Accrued interest payable                            2,638          2,927
   Other Liabilities                                  18,328         14,472
   Long-term debt and other borrowings                22,887         22,924
   Junior subordinated debt                           20,619              -
                                                 -------------------------------
      Total Liabilities                            1,340,795      1,045,560
                                                 -------------------------------
Shareholders' Equity:
   Common stock, no par value: Authorized 20,000,000 shares;
   Issued and outstanding:
      7,834,124 at December 31, 2003                  69,767
      7,060,965 at December 31, 2002                                 50,472
   Retained earnings                                  56,379         46,239
   Accumulated other comprehensive income, net         1,814          2,303
                                                 -------------------------------
      Total Shareholders' Equity                     127,960         99,014
                                                 -------------------------------
Total Liabilities and Shareholders' Equity        $1,468,755     $1,144,574
                                                 ===============================

See Notes to Consolidated Financial Statements


                                            TRICO BANCSHARES
                       CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (In thousands, except per share data)

                                                              Years ended December 31,
                                                                 ------------------------------------------
                                                                     2003           2002           2001
                                                                 ------------------------------------------
Interest Income:
  Interest and fees on loans                                       $60,997        $52,472        $58,730
  Interest on federal funds sold                                       129            606          1,506
  Interest on investment securities available for sale
    Taxable                                                         10,903          9,430          9,543
    Tax exempt                                                       1,940          2,188          2,219
                                                                 ------------------------------------------
    Total interest income                                           73,969         64,696         71,998
                                                                 ------------------------------------------
Interest Expense:
  Interest on interest-bearing demand deposits                         488            469          1,487
  Interest on savings                                                3,441          2,710          4,759
  Interest on time certificates of deposit                           7,328          8,441         15,261
  Interest on short-term borrowing                                     189              2              7
  Interest on long-term debt                                         1,288          1,292          1,972
  Interest on junior subordinated debt                                 355              -              -
                                                                 ------------------------------------------
    Total interest expense                                          13,089         12,914         23,486
                                                                 ------------------------------------------
Net Interest Income                                                 60,880         51,782         48,512
                                                                 ------------------------------------------
Provision for loan losses                                            1,250          2,800          4,400
                                                                 ------------------------------------------
Net Interest Income After Provision for Loan Losses                 59,630         48,982         44,112
                                                                 ------------------------------------------
Noninterest Income:
  Service charges and fees                                          14,541         11,286          8,095
  Gain on sale of investments                                          197              -             36
  Gain on sale of loans                                              4,168          3,641          2,095
  Commissions on sale of non-deposit investment products1,             766          2,467          2,576
  Other                                                              2,237          1,786          1,680
  Gain on sale of insurance company stock                                -              -          1,756
                                                                 ------------------------------------------
  Total Noninterest Income                                          22,909         19,180         16,238
                                                                 ------------------------------------------
Noninterest Expense:
  Salaries and related benefits                                     29,714         24,290         21,199
  Other                                                             25,813         21,681         19,408
                                                                 ------------------------------------------
  Total Noninterest Expense                                         55,527         45,971         40,607
                                                                 ------------------------------------------
Income Before Income Taxes                                          27,012         22,191         19,743
                                                                 ------------------------------------------
  Provision for income taxes                                        10,124          8,122          7,324
                                                                 ------------------------------------------
Net Income                                                          16,888        $14,069        $12,419
                                                                 ------------------------------------------
Comprehensive Income:
  Change in unrealized (loss) gain on securities
    available for sale, net                                           (529)        2,931             441
  Net change in minimum pension liability                               40            27            (772)
                                                                 ------------------------------------------
Comprehensive Income                                               $16,399       $17,027         $12,088
                                                                 ==========================================
Average Shares Outstanding                                           7,641         7,019           7,073
Diluted Average Shares Outstanding                                   7,879         7,193           7,219

Per Share Data
  Basic Earnings                                                     $2.21         $2.00           $1.76
  Diluted Earnings                                                   $2.14         $1.96           $1.72
  Dividends Paid                                                     $0.80         $0.80           $0.80


See Notes to Consolidated Financial Statements



                                     TRICO BANCSHARES
                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                      (In thousands)
                                                                     Accumulated
                                                                        Other
                                             Common      Retained   Comprehensive
                                              Stock      Earnings    Income, net      Total
                                            -------------------------------------------------
Balance, December 31, 2000                   $50,428      $35,129        ($324)      $85,233
  Net income for the period                                12,419                     12,419
  Stock issued, including
    stock option tax benefits                  1,872                                   1,872
  Repurchase of common stock                  (2,621)      (3,997)                    (6,618)
  Dividends                                                (5,642)                    (5,642)
  Unrealized gain on securities available
    for sale, net                                                          441           441
  Change in minimum pension liability, net                                (772)         (772)
                                            -------------------------------------------------
Balance, December 31, 2001                   $49,679      $37,909        ($655)      $86,933
  Net income for the period                                14,069                     14,069
  Stock issued, including
    stock option tax benefits                    863                                     863
  Repurchase of common stock                     (70)        (119)                      (189)
  Dividends                                                (5,620)                    (5,620)
  Unrealized gain on securities available
    for sale, net                                                        2,931         2,931
  Change in minimum pension liability, net                                  27            27
                                            -------------------------------------------------
Balance, December 31, 2002                   $50,472      $46,239       $2,303       $99,014
  Net income for the period                                16,888                     16,888
  Issuance of stock and options
    related to merger                         18,383                                  18,383
  Stock issued, including
    stock option tax benefits                  1,157                                   1,157
  Repurchase of common stock                    (245)        (608)                      (853)
  Dividends                                                (6,140)                    (6,140)
  Unrealized gain on securities available
    for sale, net                                                         (529)         (529)
  Change in minimum pension liability, net                                  40            40
                                            -------------------------------------------------
Balance December 31, 2003                    $69,767      $56,379       $1,814      $127,960
                                            =================================================


See Notes to Consolidated Financial Statements


                                TRICO BANCSHARES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                           For the year ended December 31,
                                                                     2003               2002                2001
                                                                ----------------------------------------------------
Operating Activities:
  Net income                                                       $16,888            $14,069             $12,419
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation of property and equipment, and amortization       3,059              2,608               2,708
      Amortization of intangible assets                              1,207                911                 911
      Provision for loan losses                                      1,250              2,800               4,400
      Amortization of investment securities premium, net             3,514              1,841                 398
      Investment security gains, net                                  (197)                 -              (1,792)
      Originations of loans for resale                            (175,640)          (177,796)           (125,675)
      Proceeds from sale of loans originated for resale            177,860            179,415             126,961
      Gain on sale of loans                                         (4,168)            (3,641)             (2,095)
      Amortization of mortgage servicing rights                      1,356                713                 223
      Provision for mortgage servicing rights valuation allowance      600                  -                   -
      Loss (gain) on sale of fixed assets                                2                  8                  (9)
      Gain on sale of other real estate owned, net                    (113)                (8)                (80)
      Provision for losses on other real estate owned                    -                  -                  18
      Change in assets and liabilities:
        Decrease (increase) in interest receivable                     159               (122)              1,413
        Decrease in interest payable                                  (289)              (561)             (1,757)
        Increase (decrease) in other assets and liabilities            310              2,069              (2,821)
                                                                ----------------------------------------------------
Net Cash Provided by Operating Activities                           25,798             22,306              15,222
                                                                ----------------------------------------------------
Investing Activities:
  Net cash obtained in mergers and acquisitions                      7,450                  -                   -
  Proceeds from maturities of securities available-for-sale        205,021            131,592              85,619
  Proceeds from sale of securities available-for-sale               22,320                  -              14,119
  Purchases of securities available-for-sale                      (169,163)          (241,794)            (93,125)
  Net increase in loans                                           (220,016)           (31,203)            (21,678)
Proceeds from sale of premises and equipment                            20                 17                  32
  Purchases of property and equipment                               (2,746)            (3,121)             (1,951)
  Proceeds from sale of other real estate owned                        726                 79               1,757
  Investment in subsidiary                                            (619)                 -                   -
  Purchase of life insurance                                       (22,475)                 -                   -
                                                                ----------------------------------------------------
Net Cash Used by Investing Activities                             (179,482)          (144,430)            (15,227)
                                                                ----------------------------------------------------
Financing Activities:
  Net increase in deposits                                         105,537            124,844              42,561
  Net increase (decrease) in federal funds purchased                39,500                  -                (500)
  Payments of principal on long-term debt agreements                   (37)               (32)            (11,027)
  Issuance of junior subordinated debt                              20,619                  -                   -
  Repurchase of Common Stock                                          (853)              (189)             (6,618)
  Dividends paid                                                    (6,140)            (5,620)             (5,642)
  Exercise of stock options/issuance of Common Stock                   717                427               1,005
                                                                ----------------------------------------------------
Net Cash Provided by Financing Activities                          159,343            119,430              19,779
                                                                ----------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                 5,659             (2,694)             19,774
                                                                ----------------------------------------------------
Cash and Cash Equivalents and Beginning of Period                   75,270             77,964              58,190
                                                                ----------------------------------------------------
Cash and Cash Equivalents at End of Period                         $80,929            $75,270             $77,964
                                                                ====================================================
Supplemental Disclosure of Noncash Activities:
  Unrealized (loss) gain on securities available for sale            ($990)            $5,073                $699
  Loans transferred to other real estate owned                         613                932                 325
Supplemental Disclosure of Cash Flow Activity:
  Cash paid for interest expense                                    13,378             13,475              25,243
  Cash paid for income taxes                                         8,160              7,900               9,089
  Income tax benefit from stock option exercises                       440               $436                $867
The acquisition of North State National Bank Involved the following:
  Common stock issued                                               18,383
  Liabilities assumed                                              126,648
  Fair value of assets acquired, other than cash
    and cash equivalents                                          (118,697)
  Core deposit intangible                                           (3,365)
  Goodwill                                                         (15,519)
  Net cash and cash equivalents received                            $7,450

See Notes to Consolidated Financial Statements


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years ended December 31, 2003, 2002 and 2001

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

Nature of Operations
The Company operates 33 branch offices and 12 in-store branch offices in the California counties of Butte, Contra Costa, Del Norte, Fresno, Glenn, Kern, Lake, Lassen, Madera, Mendocino, Merced, Nevada, Placer, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare and Yuba. The Company's operating policy since its inception has emphasized retail banking. Most of the Company's customers are retail customers and small to medium sized businesses.

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

Investment Securities
The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. In 2003 and 2002, the Company did not have any securities classified as either held-to-maturity or trading.

Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of other comprehensive income in shareholders' equity until realized.

Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Unrealized losses due to fluctuations in fair value of securities held to maturity or available for sale are recognized through earnings when it is determined that an other than temporary decline in value has occurred.

Loans
Loans are reported at the principal amount outstanding, net of unearned income and the allowance for loan losses. Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loan's yield over the estimated life of the loan. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is generally discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When loans are 90 days past due, but in Management's judgment are well secured and in the process of collection, they may be classified as accrual. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of Management, the loans are estimated to be fully collectible as to both principal and interest.

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold substantially all of its conforming long-term residential mortgage loans originated during 2003, 2002, and 2001 for cash proceeds equal to the fair value of the loans.

The following table summarizes the Company's mortgage servicing rights assets as of December 31, 2003 and 2002.

                               December 31,                         December 31,
   (Dollars in thousands)         2002      Additions   Reductions     2003
                               -------------------------------------------------
   Mortgage Servicing Rights     $2,821      $1,948      ($1,356)     $3,413
   Valuation allowance                -           -         (600)       (600)
   Mortgage servicing rights, net
      of valuation allowance     $2,821      $1,948      ($1,956)     $2,813
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

At December 31, 2003, the Company had no mortgage loans held for sale. At December 31, 2003 and 2002, the Company serviced real estate mortgage loans for others of $357 million and $307 million, respectively.

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

Goodwill and Other Intangible Assets
Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142), as of January 1, 2002. Pursuant to SFAS 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement of Financial Accounting Standard No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144).

As of the date of adoption, the Company had identifiable intangible assets consisting of core deposit premiums and minimum pension liability. Core deposit premiums are amortized using an accelerated method over a period of ten years. Intangible assets related to minimum pension liability are adjusted annually based upon actuarial estimates.

The following table summarizes the Company's core deposit intangible as of December 31, 2003 and 2002.

                               December 31,                         December 31,
 (Dollar in Thousands)            2002      Additions   Reductions      2003
                               -------------------------------------------------
 Core deposit intangibles       $10,278       $3,365           -      $13,643
 Accumulated amortization        (6,636)           -     ($1,207)      (7,843)
                               -------------------------------------------------
 Core deposit intangibles, net   $3,642       $3,365     ($1,207)      $5,800
                               =================================================

Core deposit intangibles are amortized over their expected useful lives. Such lives are periodically reassessed to determine if any amortization period adjustments are indicated. The following table summarizes the Company's estimated core deposit intangible amortization for each of the five succeeding years:

                                           Estimated Core Deposit
                                           Intangible Amortization
             Years Ended                    (Dollar in thousands)
            -------------                 -------------------------
                2004                               $1,358
                2005                               $1,381
                2006                               $1,395
                2007                                 $490
             Thereafter                            $1,176

The  following  table  summarizes  the  Company's   minimum  pension   liability
intangible as of December 31, 2003 and 2002.

                                    December 31,                    December 31,
(Dollar in Thousands)                  2002     Additions Reductions    2003
                                    --------------------------------------------
 Minimum pension liability intangible  $401           -     ($116)      $285
                                    ============================================

Intangible assets related to minimum pension liability are adjusted annually based upon actuarial estimates.

The following table summarizes the Company's goodwill intangible as of December 31, 2003 and December 31, 2002.

                                    December 31,                    December 31,
(Dollar in Thousands)                  2002     Additions Reductions    2003
                                    --------------------------------------------
   Goodwill                               -       15,519        -      15,519
                                    ============================================

Impairment of Long-Lived Assets and Goodwill
The Company adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 did not affect the Company's financial statements. In accordance with SFAS 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

On December 31 of each year, goodwill is tested for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement of Financial Accounting Standard No. 141, Business Combinations (SFAS 141). The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

Had compensation cost for the Company's option plans been determined in accordance with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


(in thousands, except per share amounts)                    2003         2002         2001
Net income                          As reported           $16,888      $14,069      $12,419
                                      Pro forma           $16,622      $13,857      $12,253
Basic earnings per share            As reported             $2.21        $2.00        $1.76
                                      Pro forma             $2.18        $1.97        $1.73
Diluted earnings per share          As reported             $2.14        $1.96        $1.72
                                      Pro forma             $2.11        $1.93        $1.70
Stock-based employee compensation
   cost, net of related tax effects,
   included in net income           As reported                $0           $0           $0
                                      Pro forma              $266         $212         $166


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003, 2002, and 2001: risk-free interest rate of 2.87%, 4.01%, and 4.80%; expected dividend yield of 3.3%, 3.3% and 4.9%;
expected life of 6 years, 6 years and 6 years; expected volatility of 27%, 27% and 28%, respectively. The weighted average grant date fair value of an option to purchase one share of common stock granted in 2003, 2002, and 2001 was $8.57, $5.37, and $3.26, respectively.

Comprehensive Income
For the Company, comprehensive income includes net income reported on the statement of income, changes in the fair value of its available-for-sale investments, and changes in the minimum pension liability reported as a component of shareholders' equity. The changes in the components of accumulated other comprehensive income for the years ended December 31, 2003, 2002, and 2001 are reported as follows:


                                                                              2003             2002            2001
                                                                             ----------------------------------------
Unrealized Gain (Loss) on Securities                                                      (in thousands)
Beginning Balance                                                            $3,048             $117           ($324)
Unrealized gain (loss) arising during the period, net of tax                   (529)           2,931            (669)
Less: Reclassification adjustment for net realized gains
on securities available for sale included in net
income during the year, net of tax of $0, $0 and $681, respectively              --               --           1,110
                                                                             ----------------------------------------
Ending Balance                                                               $2,519           $3,048            $117
                                                                             ========================================
Minimum Pension Liability
Beginning Balance                                                             $(745)           ($772)           $ --
Change in minimum pension liability, net of tax
 of $27, $18, and ($517), respectively                                           40               27           ($772)
                                                                             ----------------------------------------
Ending Balance                                                                $(705)           ($745)          ($772)
                                                                             ========================================
Total accumulated other comprehensive income (loss), net                     $1,814           $2,303           ($655)
                                                                             ========================================


Recently Issued Accounting Standards
In December 2003, the FASB issued FASB  Interpretation  No. 46 (revised December
2003), Consolidation of Variable Interest Entities (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities (VIEs), which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the FIN 46R will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company currently does not have any VIEs that are within the scope of this Statement.

FASB Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS
150), was issued in May 2003. SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 also includes required disclosures for financial instruments within its scope. For the Company, SFAS 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, SFAS 150 will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

Recently Adopted Accounting Standards
In June 2001, FASB Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations (SFAS 143), was issued. SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also would record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation would be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt SFAS 143 on January 1, 2003. The adoption of SFAS 143 had no effect on the Company's financial statements.

In April 2002, FASB Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145), was issued. SFAS 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS 145 also amends FASB Statement of Financial Accounting Standard No. 13, Accounting for Leases (SFAS 13), to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS 145 related to the rescission of FASB Statement of Financial Accounting Standard No. 4, Reporting Gains and Losses from Extinguishment of Debt, were applied in fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to SFAS 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 had no effect on the Company's financial statements.

In June 2002, FASB Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), was issued. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". The provisions of SFAS 146 were effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 had no effect on the Company's financial statements.

In November 2002, FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of
Indebtedness to Others, an interpretation of FASB Statement of Financial Accounting Standards No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (FIN 45), was issued. This FIN 45 enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 had no effect on the Company's financial statements.

In December 2002, FASB Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS 148), was issued. SFAS 148 amends FASB Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Disclosures required by this standard are included in the notes to these consolidated financial statements.

In December 2003, FASB Statement of Financial Accounting Standard No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS 132 revised), was issued. SFAS 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. SFAS 132 retains and revises the disclosure requirements contained in the original SFAS 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. Disclosures required by this standard are included in the notes to these consolidated financial statements.

Reclassifications
Certain amounts previously reported in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation. These reclassifications did not affect previously reported net income or total shareholders' equity.

Note 2 - Restricted Cash Balances

Reserves (in the form of deposits with the Federal Reserve Bank) of $500,000 were maintained to satisfy Federal regulatory requirements at December 31, 2003 and December 31, 2002. These reserves are included in cash and due from banks in the accompanying balance sheets.

Note 3 - Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables. Also included in the following table are other securities that do not have readily determinable fair value because their ownership is restricted and they lack a market. These other securities are carried at cost and consist mainly of Federal Home Loan Bank stock with a cost of $4,779,000 and $4,228,000 at December 31, 2003 and 2002, respectively:


                                                                                  December 31, 2003
                                                                                  -----------------
                                                                               Gross            Gross         Estimated
                                                           Amortized        Unrealized       Unrealized         Fair
                                                             Cost              Gains           Losses           Value
                                                           ------------------------------------------------------------
Securities Available-for-Sale                                                      (in thousands)
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies                   $9,462              $81               $--         $9,543
Obligations of states and political subdivisions              35,736            2,610                --         38,346
Mortgage-backed securities                                   248,251            3,385              (377)       251,259
Corporate debt securities                                     13,754              210            (1,639)        12,325
                                                           ------------------------------------------------------------
Total securities available-for-sale                          307,203            6,286            (2,016)       311,473
Other securities                                               4,963               --                --          4,963
                                                           ------------------------------------------------------------
    Totals                                                  $312,166           $6,286           $(2,016)      $316,436
                                                           ============================================================


                                                                                  December 31, 2002
                                                                                  -----------------
                                                                               Gross            Gross         Estimated
                                                           Amortized        Unrealized       Unrealized         Fair
                                                             Cost              Gains           Losses           Value
                                                           ------------------------------------------------------------
Securities Available-for-Sale                                                      (in thousands)
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies                $  58,823         $    319       $         -     $   59,142
Obligations of states and political subdivision               42,016            2,028                (8)        44,036
Mortgage-backed securities                                   213,770            4,693                 -        218,463
Corporate debt securities                                     13,742              261            (2,033)        11,970
                                                           ------------------------------------------------------------
Total securities available-for-sale                          328,351            7,301            (2,041)       333,611
Other securities                                               4,413               --                --          4,413
                                                           ------------------------------------------------------------
Totals investment securities                               $ 332,764          $ 7,301          $ (2,041)     $ 338,024
                                                           ============================================================


The amortized cost and estimated fair value of debt securities at December 31, 2003 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   Estimated
                                              Amortized              Fair
                                                Cost                 Value
                                              ------------------------------
                                                      (in thousands)
Investment Securities
Due in one year                                 $6,808               $6,859
Due after one year through five years           14,737               15,345
Due after five years through ten years         208,196              209,652
Due after ten years                             77,462               79,617
No stated maturity                               4,963                4,963
                                              ------------------------------
Totals                                        $312,166             $316,436
                                              ==============================


Proceeds from sales of investment securities were as follows:

                         Gross          Gross         Gross
For the Year           Proceeds         Gains        Losses
-----------------------------------------------------------
                                   (in thousands)

     2003               $22,320          $197           $0
     2002                    --            --           --
     2001               $14,119        $1,796           $4

Investment securities with an aggregate carrying value of $162,942,000 and $104,561,000 at December 31, 2003 and 2002, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003, were as follows:


                                                 Less than 12 months     12 months or more           Total
                                               ----------------------- ---------------------  --------------------
                                                 Fair     Unrealized      Fair    Unrealized    Fair    Unrealized
                                                 Value       Loss         Value      Loss       Value      Loss
                                               -------------------------------------------------------------------
Securities Available-for-Sale:                                             (in thousands)

Mortgage-backed securities                     $66,117      ($377)     $    --     $    --    $66,117      ($377)
Corporate debt securities                           --         --       10,120      (1,639)    10,120     (1,639)
                                               -------------------------------------------------------------------
Total securities available-for-sale            $66,117      ($377)     $10,120     ($1,639)   $76,237    ($2,016)
                                               ===================================================================


Mortgage-backed   securities:   The   unrealized   losses  on   investments   in
mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Corporate debt securities: The investments in corporate debt securities with unrealized losses are comprised of variable-rate trust preferred bonds issued by bank holding companies that mature in 2027 and 2028. The unrealized losses on corporate debt securities were caused by interest rate increases. Two of the bank holding companies representing $8.3 million of the $10.1 million of corporate bonds with unrealized losses are rated investment grade by major outside credit rating agencies, and their credit ratings have not diminished since the bonds were purchased by the Company. The bank holding companies representing the remaining $1.8 million of bonds are not rated by credit rating agencies. At least annually, the Company performs its own analysis of the credit worthiness of each of the corporate debt issuing companies in question. Nothing in those analyses indicates that the unrealized losses are due to anything other than increases in interest rates. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the intent and ability to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Note 4 - Allowance for Loan Losses

Activity in the allowance for loan losses was as follows:
                                                    Years Ended December 31,
                                                  2003        2002        2001
                                                --------------------------------
                                                         (in thousands)
Balance, beginning of year                      $14,377     $13,058     $11,670
Addition through merger                             928           -           -
Provision for loan losses                         1,250       2,800       4,400
Loans charged off                                (3,753)     (1,786)     (3,213)
Recoveries of loans previously charged off          971         305         201
                                                --------------------------------
Balance, end of year                            $13,773     $14,377     $13,058
                                                ================================

Loans classified as nonaccrual, net of guarantees of the U.S. government, including its agencies and its government-sponsored agencies, amounted to approximately $4,360,000, $8,140,000 and $5,466,000 at December 31, 2003, 2002,
and 2001, respectively. These nonaccrual loans were classified as impaired and are included in the recorded balance in impaired loans for the respective years shown below. If interest on those loans had been accrued, such income would have been approximately $1,071,000, $477,000 and $260,000 in 2003, 2002 and 2001,
respectively.

As of December 31, the Company's recorded investment in impaired loans and the related valuation allowance were as follows (in thousands):

                                                        2003
                                           -----------------------------
                                            Recorded           Valuation
                                           Investment          Allowance
                                           -----------------------------
Impaired loans -
  Valuation allowance required                $4,360              $369
  No valuation allowance required                 --                --
                                           -----------------------------
    Total impaired loans                      $4,360              $369
                                           =============================

                                                           2002
                                           -----------------------------
                                            Recorded           Valuation
                                           Investment          Allowance
                                           -----------------------------
Impaired loans -
  Valuation allowance required                $8,140              $881
  No valuation allowance required                 --                --
                                           -----------------------------
    Total impaired loans                      $8,140              $881
                                           =============================

This valuation allowance is included in the allowance for loan losses shown above for the respective year. The average recorded investment in impaired loans was $6,270,000, $7,115,000 and, $9,639,000 for the years ended December 31,
2003, 2002 and 2001, respectively. The Company recognized interest income on impaired loans of $372,000, $733,000 and $441,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 5 - Premises and Equipment

Premises and equipment were comprised of:

                                               December 31,
                                         2003               2002
                                        -------------------------
                                              (in thousands)
Premises                                $15,254          $13,031
Furniture and equipment                  20,045           18,092
                                        -------------------------
                                         35,299           31,123
Less:
  Accumulated depreciation
    and amortization                    (19,841)         (17,401)
                                        -------------------------
                                         15,458           13,722
Land and land improvements                4,063            3,502
                                        -------------------------
                                        $19,521          $17,224
                                        =========================

Depreciation and amortization of premises and equipment amounted to $2,701,000, $2,329,000, and $2,243,000 in 2003, 2002 and 2001, respectively.

Note 6 - Time Deposits

At December 31, 2003, the scheduled maturities of time deposits were as follows (in thousands):

                                                      Scheduled
                                                     Maturities
                                                     ----------
        2004                                          $184,742
        2005                                            18,444
        2006                                             8,914
        2007                                            51,087
        2008 and thereafter                             12,838
                                                     ----------
   Total                                              $276,025
                                                     ==========

Note 7 - Long-Term Debt and Other Borrowings

Long-term debt is as follows:


                                                                                                 December 31,
                                                                                             2003              2002
                                                                                          --------------------------
                                                                                                (in thousands)
FHLB loan, fixed rate of 5.41% payable on April 7, 2008, callable
   in its entirety by FHLB on a quarterly basis beginning April 7, 2003                    $20,000           $20,000
FHLB loan, fixed rate of 5.35% payable on December 9, 2008                                   1,500             1,500
FHLB loan, fixed rate of 5.77% payable on February 23, 2009                                  1,000             1,000
Capital lease obligation on premises, effective rate of 13% payable
  monthly in varying amounts through December 1, 2009                                          387               424
                                                                                          --------------------------
Total long-term debt                                                                       $22,887           $22,924
                                                                                          ==========================


The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at December 31, 2003, this line provided for maximum borrowings of $128,330,000 of which
$62,000,000 was outstanding, leaving $66,330,000 available. The maximum month-end outstanding balances of short term reverse repurchase agreements in 2003 and 2002 were $0 and $0, respectively. The Company has available unused lines of credit totaling $40,000,000 for Federal funds transactions at December 31, 2003.

Note 8 - Junior Subordinated Debt

On July 31, 2003, the Company formed a subsidiary business trust, TriCo Capital Trust I, to issue the trust preferred securities. Concurrently with the issuance of the trust preferred securities, the trust issued 619 shares of common stock to the Company for $1,000 per share or an aggregate of $619,000. In addition, the Company issued a Junior Subordinated Debenture to the Trust in the amount of $20,619,000. The terms of the Junior Subordinated Debenture are materially consistent with the terms of the trust preferred securities issued by TriCo Capital Trust I. Also on July 31, 2003, TriCo Capital Trust I completed an offering of 20,000 shares of cumulative trust preferred securities for cash in an aggregate amount of $20,000,000. The trust preferred securities are mandatorily redeemable upon maturity on October 7, 2033 with an interest rate that resets quarterly at three-month LIBOR plus 3.05%, or 4.16% for the first quarterly interest period. TriCo Capital Trust I has the right to redeem the trust preferred securities on or after October 7, 2008. The trust preferred securities were issued through an underwriting syndicate to which the Company paid underwriting fees of $7.50 per trust preferred security or an aggregate of $150,000. The net proceeds of $19,850,000 will be used to finance the opening of new branches, improve bank services and technology, repurchase shares of the Company's common stock as described below and increase the Company's capital. The trust preferred securities have not been and will not be registered under the Securities Act of 1933, as amended, or applicable state securities laws and were sold pursuant to an exemption from registration under the Securities Act of 1933. The trust preferred securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws.

As a result of the adoption of FIN 46R, the Company deconsolidated TriCo Capital Trust I as of and for year ended December 31, 2003. The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust I were reflected as junior subordinated debt in the consolidated balance sheet at December 31, 2003. The common stock issued by TriCo Capital Trust I was recorded in other assets in the consolidated balance sheet at December 31, 2003.

Prior to December 31, 2003, TriCo Capital Trust I was a consolidated subsidiary and was included in liabilities in the consolidated balance sheet, as "Trust preferred securities." The common securities and debentures, along with the related income effects were eliminated in the consolidated financial statements.

The debentures issued by TriCo Capital Trust I, less the common securities of TriCo Capital Trust I, continue to qualify as Tier 1 capital under interim guidance issued by the Board of Governors of the Federal Reserve System (Federal Reserve Board).

Note 9 - Commitments and Contingencies (See also Note 17)

At December 31, 2003, future minimum commitments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:
                                               Capital              Operating
                                               Leases                Leases
                                               ------------------------------
                                                       (in thousands)
     2004                                        $90                 $1,172
     2005                                         91                    980
     2006                                         92                    855
     2007                                         93                    764
     2008                                         94                    664
     Thereafter                                  102                  1,819
                                               ------------------------------
     Future minimum lease payments               562                 $6,254
     Less amount representing interest           175               ==========
                                               -------
     Present value of future lease payments     $387
                                               =======

Rent expense under operating leases was $1,442,000 in 2003, $1,201,000 in 2002, and $1,241,000 in 2001.

The Company is a defendant in legal actions arising from normal business activities. Management believes, after consultation with legal counsel, that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company's financial position or results from operations.

Note 10 - Shareholders' Equity

Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $2,810,000, $5,779,000 and $12,187,000 in 2003, 2002 and 2001, respectively. The
Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Financial Institutions. California banking laws limit the Bank's ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this regulation, at December 31, 2003, the Bank may pay dividends of $23,912,000.

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

Stock Repurchase Plan
On March 15, 2001, the Company announced the completion of its stock repurchase plan initially announced on July 20, 2000 and initiated a new stock repurchase plan. Under the July 2000 repurchase plan, the Company repurchased a total of 150,000 shares of which 110,000 shares were repurchased in 2001.

On October 19, 2001, the Company announced the completion of its March 2001 stock repurchase plan under which it repurchased a total of 150,000 shares.

Also on October 19, 2001, the Company announced a new stock repurchase plan to repurchase up to 150,000 shares.

On July 31, 2003,  the Company  announced  the  termination  of its October 2001 stock repurchase plan under which it repurchased 118,800 shares and the remaining 31,200 shares had not been repurchased. The Company adopted a new stock repurchase plan on July 31, 2003 for the repurchase of up to 250,000 shares of the Company's common stock from time to time as market conditions allow. The 250,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company's approximately 7,852,000 common shares outstanding as of July 31, 2003. This new plan has no stated expiration date for the repurchases. As of December 31, 2003, the Company had purchased 27,500 shares under this plan.

Note 11 - Stock Options

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

Stock option activity is summarized in the following table:


                                                                        Weighted      Weighted
                                                                         Average       Average
                                   Number           Option Price        Exercise     Fair Value
                                  Of Shares           Per Share           Price       of Grants
Outstanding at
   December 31, 2000               540,416       $4.95   to  $18.25       10.01
     Options granted               323,000       16.10   to   16.40       16.38         $3.26
     Options exercised            (192,530)       4.95   to    5.24        5.22
     Options forfeited             (12,000)      16.13   to   18.25       16.92
Outstanding at
   December 31, 2001               658,886       $5.24   to  $18.25       14.41
     Options granted                40,500       23.44   to   24.76       23.88         $5.37
     Options exercised             (69,986)       5.24   to   18.25        6.10
     Options forfeited              (2,000)      24.25   to   24.25       24.25
Outstanding at
   December 31, 2002               627,400       $5.24   to  $24.76      $15.92
     Options granted               276,587       $3.17   to  $26.65      $19.94         $8.57
     Options exercised             (77,147)      $3.17   to  $18.25       $9.30
     Options forfeited              (2,492)     $10.73   to  $24.25      $21.58
Outstanding at
   December 31, 2003               824,348       $3.17   to  $26.65      $17.87


The following table shows the number, weighted-average exercise price, and the weighted average remaining contractual life of options outstanding, and the number and weighted-average exercise price of options exercisable as of December 31, 2003 by range of exercise price:


                                          Outstanding Options                            Exercisable Options
                            ------------------------------------------------        -----------------------------
                                                            Weighted-Average
       Range of                         Weighted-Average       Remaining                         Weighted-Average
     Exercise Price         Number       Exercise Price     Contractual Life        Number        Exercise Price
         $2-$4              34,095            $3.17               1.62  years       34,095            $3.17
         $4-$6               9,304            $5.25               1.54               9,304            $5.25
          $8-$10            15,525            $8.93               1.44              15,525            $8.93
         $10-$12            15,604           $10.86               5.08              15,604           $10.86
         $12-$14            30,000           $12.25               2.48              30,000           $12.25
         $14-$16            15,000           $14.17               3.01              15,000           $14.17
         $16-$18           418,070           $16.32               7.11             273,790           $16.30
         $18-$20            53,250           $18.25               3.78              53,250           $18.25
         $22-$24            20,000           $23.44               8.94                   -             -
         $24-$26           193,500           $25.29               9.40              46,000           $25.04
         $26-$28            20,000           $26.42               9.22                   -             -


Of the stock options outstanding as of December 31, 2003, 2002, and 2001, options on shares totaling 492,568, 333,284, and 330,046, respectively, were exercisable at weighted average prices of $15.49, $14.70, and $12.50, respectively.

The Company has stock options outstanding under the three option plans described above. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized except for the options granted under the 1993 plan. The Company recognized expense of $0, $0, and $0 for the 1993 Plan options in 2003, 2002 and 2001, respectively.

Note 12 - Other Noninterest Income and Expenses

The components of other noninterest income were as follows:
                                                     Years Ended December 31,
                                                   2003        2002        2001
                                                  ------------------------------
                                                          (in thousands)
Increase in cash value of insurance policies      $1,296        $606        $476
Sale of customer checks                              229         264         283
Gain on sale of other real estate owned              113           7          80
Other                                                599         909         841
                                                  ------------------------------
     Total other noninterest income               $2,237      $1,786      $1,680
                                                  ==============================


The components of other noninterest expenses were as follows:

                                               Years Ended December 31,
                                              2003       2002       2001
                                            ------------------------------
                                                    (in thousands)
Equipment and data processing                $4,947     $4,095     $3,694
Occupancy                                     3,493      2,954      2,806
Professional fees                             2,315      1,696      1,087
Telecommunications                            1,539      1,422      1,253
Advertising                                   1,062      1,263      1,132
Intangible amortization                       1,207        911        911
ATM network charges                           1,043        847        913
Postage                                         855        801        639
Courier service                                 795        720        661
Operational losses                              657        534        227
Assessments                                     268        233        223
Net other real estate owned expense             124         26        175
Other                                         7,508      6,179      5,687
                                            ------------------------------
     Total other noninterest expenses       $25,813    $21,681    $19,408
                                            ==============================

Note 13 - Income Taxes

The current and deferred components of the income tax provision were comprised of:

                                 Years Ended December 31,
                                2003       2002       2001
                              ------------------------------
                                      (in thousands)
Current Tax Provision:
  Federal                      $7,686     $6,826     $5,975
  State                         2,720      2,543      2,009
                              ------------------------------
    Total current              10,406      9,369      7,984

Deferred Tax Benefit:
  Federal                        (198)      (735)      (518)
  State                           (84)      (512)      (142)
                              ------------------------------
    Total deferred               (282)    (1,247)      (660)
                              ------------------------------
Provision for income taxes    $10,124     $8,122     $7,324
                              ==============================

Taxes recorded directly to shareholders' equity are not included in the preceding table. These taxes (benefits) relating to changes in minimum pension liability amounting to ($27,000) in 2003, ($19,000) in 2002, and $541,000 in
2001, unrealized gains and losses on available-for-sale investment securities amounting to ($461,000) in 2003, $2,142 in 2002, and $258,000 in 2001, and
benefits related to employee stock options of ($440,000) in 2003, ($436,000) in 2002, and ($867,000) in 2001 were recorded directly to shareholders' equity.

The provisions for income taxes applicable to income before taxes for the years ended December 31, 2002, 2002 and 2001 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

                                                      Years Ended December 31,
                                                     2003       2002       2001
                                                    ----------------------------

Federal statutory income tax rate                    35.0%      35.0%      35.0%
State income taxes, net of federal tax benefit        6.3        6.0        6.5
Tax-exempt interest on municipal obligations         (2.4)      (3.3)      (3.9)
Other                                                (1.4)      (1.1)      (0.5)
                                                    ----------------------------
Effective Tax Rate                                   37.5%      36.6%      37.1%
                                                    ============================

The components of the net deferred tax asset of the Company as of December 31, were as follows:

                                              2003              2002
                                            --------------------------
                                                   (in thousands)
Deferred Tax Assets:
  Loan losses                                $5,678            $6,045
  Deferred compensation                       4,058             3,523
  Intangible amortization                     1,066               980
  State taxes                                   873               871
  Pension liability                             494               522
  Nonaccrual interest                           450               201
  Fixed asset write down                        232               232
  OREO write downs                               76               160
  Merger related NOL carryforward                20                 -
  Stock option amortization                       8                32
                                            --------------------------
    Total deferred tax assets                12,955            12,566
                                            --------------------------
Deferred Tax Liabilities:
  Unrealized gain on securities              (1,795)           (2,221)
  Core deposit premium                       (1,290)                -
  Depreciation                                 (511)             (645)
  Securities income                            (560)             (419)
  Securities accretion                         (389)             (418)
  Merger related fixed asset valuations        (379)                -
  Capital leases                                (92)              (95)
  Other, net                                   (205)             (339)
                                            --------------------------
    Total deferred tax liability             (5,221)           (4,137)
                                            --------------------------
    Net deferred tax asset                   $7,734            $8,429
                                            ==========================

Note 14 - Retirement Plans

Substantially all employees with at least one year of service are covered by a discretionary employee stock ownership plan (ESOP). Contributions are made to the plan at the discretion of the Board of Directors. Contributions to the plan(s) totaling $975,000 in 2003, $955,000 in 2002, and $850,000 in 2001 are
included in salary expense.

The Company has an Executive Deferred Compensation Plan and a Director Deferred Compensation Plan, which allow directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies to pay the deferred compensation obligations of $5,195,000 and $4,451,000 at December 31, 2003 and 2002,
respectively.

The Company has a supplemental retirement plan for directors and a supplemental executive retirement plan covering key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies to pay the retirement obligations.

The cash values of the insurance policies purchased to fund the deferred compensation obligations and the retirement obligations were $38,980,000 and $15,208,000 at December 31, 2003 and 2002, respectively.

The Company recorded in Other Liabilities an additional minimum pension liability of $1,459,000 related to the supplemental retirement plan as of December 31, 2003. These amounts represent the amount by which the accumulated benefit obligations for this retirement plan exceeded the fair value of plan assets plus amounts previously accrued related to the plan. These additional liabilities have been offset by an intangible asset to the extent of previously unrecognized net transitional obligation and unrecognized prior service costs of each plan. The amount in excess of previously unrecognized prior service cost and unrecognized net transitional obligation is recorded as a reduction of shareholders' equity in the amount of $705,000, representing the after-tax impact, at December 31, 2003.

 The following table sets forth the plans' status:
                                                                December 31,
                                                             2003          2002
                                                            --------------------
                                                               (in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year                     $(6,681)    $(6,261)
Service cost                                                   (125)       (107)
Interest cost                                                  (418)       (428)
Amendments                                                       --          --
Actuarial loss                                                 (112)       (367)
Benefits paid                                                   490         482
                                                            --------------------
Benefit obligation at end of year                           $(6,846)    $(6,681)
                                                            ====================
Change in plan assets:
Fair value of plan assets at beginning of year               $   --     $    --
                                                            --------------------
Fair value of plan assets at end of year                     $   --     $    --
                                                            ====================
Funded status                                               $(6,846)    $(6,681)
Unrecognized net obligation existing at January 1, 1986          45          80
Unrecognized net actuarial loss                               2,313       2,354
Unrecognized prior service cost                                 240         321
Intangible asset                                               (285)       (401)
Accumulated other comprehensive income                       (1,175)     (1,243)
                                                            --------------------
Accrued benefit cost                                        $(5,708)    $(5,570)
                                                            ====================


                                                        Years Ended December 31,
                                                        2003      2002      2001
                                                        ------------------------
                                                             (in thousands)
Net pension cost included the following components:
Service cost-benefits earned during the period          $125      $107      $ 86
Interest cost on projected benefit obligation            418       428       372
Amortization of net obligation at transition              35        35        35
Amortization of prior service cost                        81        81        39
Recognized net actuarial loss                            153        87        53
                                                        ------------------------
Net periodic pension cost                               $812      $738      $585
                                                        ========================

The net periodic pension cost was determined using a discount rate assumption of 6.50% for 2003, 7.00% for 2002 and 7.25% for 2001, respectively. The rates of increase in compensation used in each year were 2.5% to 5%.

Note 15 - Earnings per Share

The Company's basic and diluted earnings per share are as follows (in thousands except per share data):


                                                                  Year Ended December 31, 2003
                                                                        Weighted Average
                                                             Income          Shares           Per Share Amount
Basic Earnings per Share
   Net income available to common shareholders                $16,888        7,641,051               $2.21
Common stock options outstanding                                 --            237,653
                                                              -------        ---------
Diluted Earnings per Share
   Net income available to common shareholders                $16,888        7,878,704               $2.14
                                                              =======        =========               =====

                                                                  Year Ended December 31, 2002
                                                                        Weighted Average
                                                             Income          Shares           Per Share Amount
Basic Earnings per Share
   Net income available to common shareholders                $14,069        7,019,205               $2.00
Common stock options outstanding                                  --           173,809
                                                              -------        ---------
Diluted Earnings per Share
   Net income available to common shareholders                $14,069        7,193,014               $1.96
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
                                                              =======        =========               =====


Excluded from the computation of diluted earnings per share were 0, 36,000, and 0 options for the years ended December 31, 2003, 2002, and 2001, respectively, because the effect of these options was antidilutive.

Note 16 - Related Party Transactions

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

The following table summarizes the activity in these loans for 2003:

     Balance                                                Balance
   December 31,      Advances/          Removed/          December 31,
       2002          New Loans          Payments              2003
   -------------------------------------------------------------------
                            (in thousands)
      $3,338          $4,228             $2,905              $4,661

Note 17 - Financial Instruments With Off-Balance Sheet Risk

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

                                                Contractual Amount
                                                   December 31,
                                            --------------------------
                                              2003              2002
                                                  (in thousands)
Financial instruments whose contract
  amounts represent credit risk:

  Commitments to extend credit:
  Commercial loans                           $86,555           $69,295
  Consumer loans                             172,704           117,917
  Real estate mortgage loans                  15,350             6,028
  Real estate construction loans              46,741            25,105
  Standby letters of credit                   11,582             8,818

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

Note 18 - Concentration of Credit Risk

The Company grants agribusiness, commercial, consumer, and residential loans to customers located throughout the northern San Joaquin Valley, the Sacramento Valley and northern mountain regions of California. The Company has a diversified loan portfolio within the business segments located in this geographical area.

Note 19 - Disclosure of Fair Value of Financial Instruments

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

The estimated fair values of the Company's financial instruments are as follows:

                                            December 31, 2003
                                      -----------------------------
                                        Carrying            Fair
                                         Amount            Value
                                      -----------------------------
Financial assets:                             (in thousands)
  Cash and due from banks                $80,603          $80,603
  Federal funds sold                         326              326
  Securities:
    Available-for-sale                   316,436          316,436
  Loans, net                             967,468          928,243
  Accrued interest receivable              6,027            6,027
Financial liabilities:
  Deposits                             1,236,823        1,185,923
  Accrued interest payable                 2,638            2,638
  Federal funds purchased                 39,500           39,500
  Long-term debt                          22,887           25,180
  Junior subordinated debt                20,619           20,619

                                        Contract            Fair
Off-balance sheet:                       Amount            Value
                                      -----------------------------
  Commitments                            321,350           32,135
  Standby letters of credit               11,582              116

                                            December 31, 2002
                                      -----------------------------
                                        Carrying            Fair
                                         Amount            Value
                                      -----------------------------
Financial assets:                            (in thousands)
  Cash and due from banks                $67,170          $67,170
  Federal funds sold                       8,100            8,100
  Securities:
    Available-for-sale                   338,024          338,024
  Loans, net                             673,145          667,535
  Accrued interest receivable              5,644            5,644
Financial liabilities:
  Deposits                             1,005,237          972,323
  Accrued interest payable                 2,927            2,927
  Long-term debt                          22,924           25,347

                                        Contract            Fair
Off-balance sheet:                       Amount            Value
                                      -----------------------------
  Commitments                            218,345           21,835
  Standby letters of credit                8,818               88

Note 20 - TriCo Bancshares Financial Statements

TriCo Bancshares (Parent Only) Balance Sheets
                                                             December 31,
Assets                                                  2003              2002
                                                      --------------------------
                                                            (in thousands)
Cash and Cash equivalents                               $6,187             $239
Securities available-for-sale                              180              180
Investment in Tri Counties Bank                        139,834           96,708
Other assets                                             2,441            1,887
                                                      --------------------------
  Total assets                                        $148,642          $99,014
                                                      ==========================
Liabilities and shareholders' equity
Other liabilities                                     $     63          $    --
Junior subordinated debt                                20,619               --
                                                      --------------------------
Total liabilities                                      $20,682          $    --
                                                      --------------------------
Shareholders' equity:
Common stock, no par value:
    Authorized 20,000,000 shares;
    issued and outstanding 7,834,124
    and 7,060,965 shares, respectively                 $69,767          $50,472
Retained earnings                                       56,379           46,239
Accumulated other comprehensive income, net              1,814            2,303
                                                      --------------------------
   Total shareholders' equity                          127,960           99,014
                                                      --------------------------
  Total liabilities and shareholders' equity          $148,642          $99,014
                                                      ==========================

Statements of Income                             Years Ended December 31,
                                                2003       2002       2001
                                              ------------------------------
                                                      (in thousands)
Interest income                               $    18    $    18    $    17
Interest expense                                 (355)        --         --
Administration expense                           (559)      (416)      (980)
                                              ------------------------------
Loss before equity in net income of
   Tri Counties Bank                             (896)      (398)      (963)
Equity in net income of Tri Counties Bank:
   Distributed                                  2,810      5,779     12,187
   Undistributed                               14,592      8,522        798
Income taxes                                     (382)      (166)      (397)
                                              ------------------------------
   Net income                                 $16,888    $14,069    $12,419
                                              ==============================


Statements of Cash Flows
                                                                        Years ended December 31,
                                                                2003              2002             2001
                                                              -------------------------------------------
                                                                             (in thousands)

Operating activities:
  Net income                                                  $16,888           $14,069         $12,419
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Undistributed equity in Tri Counties Bank               (14,592)           (8,522)           (798)
      Other assets and liabilities                                (72)             (167)           (397)
                                                              -------------------------------------------
        Net cash provided by operating activities               2,224             5,380          11,224
                                                              -------------------------------------------
Investing activities:
  Investment in TriCo Capital Trust I                            (619)               --              --
  Capital contributed to Tri Counties Bank                    (28,383)               --              --
                                                              -------------------------------------------
        Net cash used in investing activities                 (29,002)               --              --
                                                              -------------------------------------------

Financing activities:
  Issuance of junior subordinated debt                         20,619                --              --
    Issuance of common stock related to acquisition            18,383                --              --
  Issuance of common stock through option exercise                717               427           1,005
  Repurchase of common stock                                     (853)             (189)         (6,618)
  Cash dividends-- common                                      (6,140)           (5,620)         (5,642)
                                                              -------------------------------------------
        Net cash provided by (used for) financing activities   32,726            (5,382)        (11,255)
                                                              -------------------------------------------
        Increase (decrease) in cash and cash equivalents        5,948                (2)            (31)
Cash and cash equivalents at beginning of year                    239               241             272
                                                              -------------------------------------------
Cash and cash equivalents at end of year                       $6,187              $239            $241
                                                              ===========================================

Note 21 - Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2003, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that Management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                           To Be Well
                                                                                                           To Be Well
(Dollars in thousands)                                                                                  Capitalized Under
                                                                                 For Capital            Prompt Corrective
                                                        Actual                Adequacy Purposes         Action Provisions
                                                  Amount       Ratio           Amount      Ratio         Amount      Ratio
As of December 31, 2003:
Total Capital (to Risk Weighted Assets):
  Consolidated                                   $137,328     11.57%         =>$94,991    =>8.0%      =>$118,739    =>10.0%
  Tri Counties Bank                              $131,017     11.04%         =>$94,926    =>8.0%      =>$118,658    =>10.0%
Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                   $123,555     10.41%         =>$47,496    =>4.0%       =>$71,243    => 6.0%
  Tri Counties Bank                              $117,244      9.88%         =>$47,463    =>4.0%       =>$71,195    => 6.0%
Tier 1 Capital (to Average Assets):
  Consolidated                                   $123,555      8.68%         =>$56,962    =>4.0%       =>$71,203    => 5.0%
  Tri Counties Bank                              $117,244      8.24%         =>$56,948    =>4.0%       =>$71,185    => 5.0%


As of December 31, 2002:
Total Capital (to Risk Weighted Assets):
  Consolidated                                   $102,378     11.97%         =>$68,427    =>8.0%       =>$85,534    =>10.0%
  Tri Counties Bank                              $100,046     11.73%         =>$68,259    =>8.0%       =>$85,324    =>10.0%
Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                    $91,641     10.71%         =>$34,213    =>4.0%       =>$51,320    => 6.0%
  Tri Counties Bank                               $89,335     10.47%         =>$34,130    =>4.0%       =>$51,195    => 6.0%
Tier 1 Capital (to Average Assets):
  Consolidated                                    $91,641      8.27%         =>$44,304    =>4.0%       =>$55,380    => 5.0%
  Tri Counties Bank                               $89,335      8.08%         =>$44,222    =>4.0%       =>$55,278    => 5.0%


Note 22 - Acquisition

The Company acquired North State National Bank on April 4, 2003. The acquisition and the related merger agreement dated October 3, 2002, was approved by the California Department of Financial Institutions, the Federal Deposit Insurance Corporation, and the shareholders of North State National Bank on March 4, March 7, and March 19, 2003, respectively. At the time of the acquisition, North State had total assets of $140 million, investment securities of $41 million, loans of $76 million, and deposits of $126 million. The acquisition was accounted for using the purchase method of accounting. The amount of goodwill recorded as of the merger date, which represented the excess of the total purchase price over the estimated fair value of net assets acquired, was approximately $15.5 million. The Company recorded a core deposit intangible, which represents the excess of the fair value of North State's deposits over their book value on the acquisition date, of approximately $3.4 million. This core deposit intangible is scheduled to be amortized over a seven-year average life.

Under the terms of the merger agreement, the Company paid $13,090,057 in cash, issued 723,512 shares of common stock, and issued options to purchase 79,587 shares of common stock at an average exercise price of $6.22 per share in exchange for all of the 1,234,375 common shares and options to purchase 79,937 common shares of North State National Bank outstanding as of April 4, 2003.

The pro forma financial information in the following table illustrates the combined operating results of the Company and North State National Bank for the years ended December 31, 2003 and 2002 as if the acquisition of North State National Bank had occurred as of January 1, 2002. The pro forma financial information is presented for informational purposes and is not necessarily indicative of the results of operations that would have occurred if the Company and North State National Bank had constituted a single entity as of or January 1, 2002. The pro forma financial information is also not necessarily indicative of the future results of operations of the combined company. In particular, any opportunity to achieve certain cost savings as a result of the acquisition has not been included in the pro forma financial information.

                                           For the year ended December 31,
                                               2003             2002
                                           -------------------------------
(in thousands except earnings per share)
Net interest income                          $62,316          $57,631
Provision for loan losses                      1,250            2,800
Noninterest income                            23,100           19,719
Noninterest expense                           56,711           49,260
Income tax expense                            10,331            9,424
Net income                                   $17,124          $15,866
Basic earnings per share                       $2.19            $2.05
Diluted earnings per share                     $2.12            $1.99

The only significant pro forma adjustment is the amortization expense relating to core deposit intangible, and the income tax benefit associated with the pro forma adjustment.

Note 23 - Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the four quarters of 2003 and 2002, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

                                             2003 Quarters Ended
                            December 31,  September 30,   June 30,     March 31,
(Dollars in thousands, except per share data)
Interest income               $20,354       $19,105       $18,161      $16,349
Interest expense                3,224         3,305         3,445        3,115
                              -------       -------       -------      -------
Net interest income            17,130        15,800        14,716       13,234
Provision for loan losses         800           150           150          150
                              -------       -------       -------      -------
Net interest income after
  provision for loan losses    16,330        15,650        14,566       13,084
Noninterest income              5,753         5,206         6,554        5,396
Noninterest expense            14,459        14,049        14,368       12,651
                              -------       -------       -------      -------
Income before income taxes      7,624         6,807         6,752        5,829
Income tax expense              2,941         2,469         2,498        2,216
                              -------       -------       -------      -------
Net income                    $ 4,683       $ 4,338       $ 4,254      $ 3,613
                              =======       =======       =======      =======
Per common share:
  Net income (diluted)        $  0.58       $  0.54       $  0.53      $  0.50
                              =======       =======       =======      =======
  Dividends                   $  0.20       $  0.20       $  0.20      $  0.20
                              =======       =======       =======      =======


                                             2002 Quarters Ended
                            December 31,  September 30,   June 30,     March 31,
(Dollars in thousands, except per share data)
Interest income               $16,228       $16,435       $16,075      $15,958
Interest expense                3,245         3,227         3,179        3,263
                              -------       -------       -------      -------
Net interest income            12,983        13,208        12,896       12,695
Provision for loan losses         800           700           500          800
                              -------       -------       -------      -------
Net interest income after
  provision for loan losses    12,183        12,508       12,396        11,895
Noninterest income              5,998         5,413         3,943        3,826
Noninterest expense            12,473        12,133        10,963       10,402
                              -------       -------       -------      -------
Income before income taxes      5,708         5,788         5,376        5,319
Income tax expense              1,960         2,161         2,011        1,990
                              -------       -------       -------      -------
Net income                     $3,748       $ 3,627       $ 3,365      $ 3,329
                              =======       =======       =======      =======
Per common share:
  Net income (diluted)        $  0.52       $  0.50       $  0.47      $  0.47
                              =======       =======       =======      =======
  Dividends                   $  0.20       $  0.20       $  0.20      $  0.20
                              =======       =======       =======      =======

                          Independent Auditors' Report


To the Board of Directors
TriCo Bancshares and Subsidiaries:


We have audited the accompanying consolidated balance sheets of TriCo Bancshares and Subsidiary for the years ended December 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of TriCo Bancshares and Subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 18, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriCo Bancshares and Subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP



Sacramento, California
January  29, 2004

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

Management believes that, as of December 31, 2003, the Company's internal control environment is adequate to provide reasonable assurance as to the integrity and reliability of the consolidated financial statements and related financial information contained in the annual report. However, there are limits inherent in all systems of internal accounting control and Management recognizes that errors or irregularities may occur. Based on the recognition that the costs of such systems should not exceed the benefits to be derived, Management believes the Company's system provides an appropriate cost/benefit balance.

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

The Company's 2003 consolidated financial statements have been audited by KPMG LLP, independent certified public auditors elected by the shareholders. All financial records and related data, as well as the minutes of shareholders and directors meetings, have been made available to them. Management believes that all representations made to the independent auditors during their audit were valid and appropriate.

Richard P. Smith
President and Chief Executive Officer

Thomas J. Reddish
Executive Vice President and Chief Financial Officer

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

During the Company's fiscal year ended December 31, 2001, and during the interim period from December 31, 2001 through March 22, 2002, there were no disagreements between the Company and Andersen on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the matter of the disagreement in connection with their reports. The audit reports of Andersen on the consolidated financial statements of the Company as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were these opinions qualified or modified as to uncertainty, audit scope or accounting principles. The Company requested that Andersen furnish it with a letter, addressed to the commission stating whether or not it agrees with the above statements. The letter from Andersen is incorporated by reference from the Company's 8-K dated March 27, 2002.

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

ITEM 9A. CONTROLS AND PROCEDURES

The Chief Executive Officer, Richard P. Smith, and the Chief Financial Officer, Thomas J. Reddish, evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003 ("Evaluation Date"). Based on that evaluation, they concluded that as of the Evaluation Date the Company's disclosure controls and procedures are effective to allow timely communication to them of information relating to the Company and the Bank required to be disclosed in its filings with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors and executive officers of the registrant required by this Item 10 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 4, 2004, which will be filed with the Commission pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 4, 2004, which will be filed with the Commission pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 4, 2004, which will be filed with the Commission pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 4, 2004, which will be filed with the Commission pursuant to Regulation 14A.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 4, 2004, which will be filed with the Commission pursuant to Regulation 14A.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

   1.     All Financial Statements.

          The consolidated financial statements of Registrant are listed at page 36 of Item 8 of this report, and are incorporated herein by reference.

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

   10.2* Form of Change of Control Agreement dated April 10, 2001, between TriCo and each of Richard O'Sullivan, Thomas Reddish, Ray Rios and Richard Smith, and dated February 27, 2003 between TriCo and Craig Carney filed as Exhibit 10.9 to TriCo's Report on Form 10-Q for the quarter ended September 30, 2001

   10.3* TriCo's 1993 Non-Qualified Stock Option Plan filed as Exhibit 4.1 to TriCo's Form S-8 Registration Statement dated January 18, 1995 (No. 33-88704)

   10.4* TriCo's Non-Qualified Stock Option Plan filed as Exhibit 4.2 to TriCo's Form S-8 Registration Statement dated January 18, 1995 (No. 33-88704)

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

   10.14* Form of Joint Beneficiary  Agreement  effective March 31, 2003 between
          Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Andrew Mastorakis, Richard O'Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith, filed as Exhibit 10.14 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

   10.15* Form of Joint Beneficiary  Agreement  effective March 31, 2003 between
          Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Wendell Lundberg, Donald Murphy, Carroll Taresh, and Alex Vereshagin, filed as Exhibit 10.15 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

   10.16* Form of Tri-Counties Bank Executive Long Term Care Agreement effective
          June 10, 2003 between Tri Counties Bank and each of Craig Carney, Andrew Mastorakis, Richard Miller, Richard O'Sullivan, and Thomas Reddish, filed as Exhibit 10.16 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

   10.17* Form of Tri-Counties Bank Director Long Term Care Agreement  effective
          June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Verischagin, filed as Exhibit 10.17 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

   10.18  Form  of  Indemnification   Agreement  between  TriCo   Bancshares/Tri
          Counties  Bank  and  each of the  directors  of  TriCo  Bancshares/Tri
          Counties Bank effective on the date that each director is first elected.

   11.1   Computation of earnings per share

   21.1 Tri Counties Bank, a California banking corporation, and TriCo Capital Trust I, a Delaware business trust, are the only subsidiaries of Registrant

   23.1   Consent of KPMG LLP

   31.1   Rule 13a-14(a)/15d-14(a) Certification of CEO

   31.2   Rule 13a-14(a)/15d-14(a) Certification of CFO

   32.1   Section 1350 Certification of CEO

   32.2   Section 1350 Certification of CFO

*Previously filed and incorporated herein by reference.

(b)  Reports on Form 8-K:

     During the quarter ended December 31, 2003 the Company filed the following Current Reports on Form 8-K:

           Description                                     Date of Report
           -------------------------------------------     ---------------
           Quarterly results of operations                 October 24, 2003

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

Date:  March 5, 2003                       TRICO BANCSHARES

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


Date:  March 5, 2004                   /s/ Richard P. Smith
                                       ----------------------------------------
                                       Richard P. Smith, President, Chief
                                       Executive Officer and Director
                                       (Principal Executive Officer)


Date:  March 5, 2004                   /s/ Thomas J. Reddish
                                       ----------------------------------------
                                       Thomas J. Reddish, Executive Vice
                                       President and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)


Date:  March 5, 2004                   /s/ Donald J. Amaral
                                       ----------------------------------------
                                       Donald J. Amaral, Director


Date:  March 5, 2004                   /s/ William J. Casey
                                       ----------------------------------------
                                       William J. Casey, Director and Chairman
                                       of the Board


Date:  March 5, 2004                   /s/ Craig S. Compton
                                       ----------------------------------------
                                       Craig S. Compton, Director


Date:  March 5, 2004                   /s/ Wendell J. Lundberg
                                       ----------------------------------------
                                       Wendell J. Lundberg, Director


Date:  March 5, 2004                   /s/ Donald E. Murphy
                                       ----------------------------------------
                                       Donald E. Murphy, Director and
                                       Vice Chairman of the Board

Date:  March 5, 2004                   /s/ Steve G. Nettleton
                                       ----------------------------------------
                                       Steve G. Nettleton, Director


Date:  March 5, 2004                   /s/ Carroll R. Taresh
                                       ----------------------------------------
                                       Carroll R. Taresh, Director


Date:  March 5, 2004                   /s/ Alex A. Vereschagin
                                       ----------------------------------------
                                       Alex A. Vereschagin, Jr., Director

EXHIBITS

Exhibit 10.18

                            INDEMNIFICATION AGREEMENT


     This Indemnification Agreement ("Agreement") is entered into on __________, by and between TriCo Bancshares/Tri Counties Bank, a California corporation ("Company"), and ______________________________ ("Director"), a director of the
Company.

Recitals

     It is in the best interests of the Company to attract and retain qualified directors to serve this Company.

     In order to attract and retain such persons, it is necessary to provide assurance that their interests will be protected and defended to the extent permitted by applicable law if a claim is brought or threatened against them based upon their actions as directors of this Company.

     It is now and has always been the express policy of the Company to indemnify its directors so as to provide them with the maximum possible protection permitted by law.

     The substantial increase in corporate litigation subjects directors to expensive litigation risks at the same time the availability of directors' liability insurance has been limited.

     Director believes that the protection available under the Company's Certificate of Incorporation and insurance policies may not be adequate in the present circumstances, and may not be willing to continue to serve as a director without adequate protection, and the Company desires Director to continue to serve in such capacity.

     NOW, THEREFORE, the parties agree as follows:

                               Terms of Agreement

     Agreement to Serve. Director agrees to continue to serve as a director of the Company for so long as he or she is duly elected or appointed or until such time as he or she tenders his or her resignation in writing.

     Definitions. As used in this Agreement:

     a. The term "Proceeding" shall include any threatened, pending or completed action or proceeding, whether of a civil, criminal, administrative or investigative nature, in which Director is or was a party or is threatened to be made a party by reason of the fact that Director is or was a director of the Company (or any subsidiary of the Company), or is or was serving at the request of the Company as a director, officer, employee or agent of another foreign or domestic corporation, partnership, joint venture, trust or other enterprise.

     b. The term "Expenses" shall include, without limitation, expenses of investigation, judicial or administrative proceedings or appeals, amounts paid in settlement by or on behalf of Director, attorneys' fees and disbursements and any expenses of establishing a right to indemnification under paragraph 7 of this Agreement, but shall not include amounts of judgments, fines or penalties against Director.

     Indemnity in Third-Party Proceedings. The Company shall indemnify Director in accordance with the provisions of this paragraph 3 against all Expenses, judgments, fines, settlements and other amounts actually and reasonably incurred by Director in connection with the Proceeding (other than a Proceeding by or in the right of the Company to procure a judgment in its favor), but only if Director acted in good faith and in a manner which he or she reasonably believed to be in the best interests of the Company, and, in the case of a criminal proceeding, had no reasonable cause to believe that his or her conduct was unlawful. The termination of any such Proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent shall not, of itself, create a presumption that Director did not act in good faith in a manner which he or she reasonably believed to be in the best interests of the Company, or that Director had reasonable cause to believe that his or her conduct was unlawful.

     Indemnity in Proceedings by or in the Right of the Company. The Company shall indemnify Director in accordance with the provisions of this paragraph 4 against all Expenses actually and reasonably incurred by Director in connection with the defense or settlement of any Proceeding if Director acted in good faith and in a manner which he or she believed to be in the best interests of the Company and its shareholders, except that no indemnification for Expenses shall be made under this paragraph 4 in respect of any claim, issue or matter as to which Director shall have been adjudged to be liable to the Company in the performance of his or her duty to the Company and its shareholders, unless and only to the extent that the court in which such Proceeding is or was pending shall determine upon application that, in view of all the circumstances of the case, Director is fairly and reasonably entitled to indemnity for such Expenses and then only to the extent such court shall determine.

     Indemnification of Expenses of Successful Party. Notwithstanding any other provision of this Agreement, to the extent that Director has been successful on the merits in defense of any Proceeding, or in defense of any claim, issue or matter therein, Director shall be indemnified against all Expenses actually and reasonably incurred by Director in connection therewith.

     Advances of Expenses. At the written request of Director, the Expenses incurred by Director in any Proceeding shall be paid by the Company prior to the final disposition of such Proceeding, provided that Director shall undertake in writing to repay such amount to the extent that it is determined ultimately that Director is not entitled to indemnification. If the Company makes an advance of expenses pursuant to this paragraph 6, the Company shall be subrogated to every right of recovery Director may have against any insurance carrier from whom the Company has purchased insurance for such purpose.

     Right of Director to Indemnification Upon Application; Procedure Upon Application.

     a. Any indemnification under paragraphs 3 and 4 or advance under paragraph 6 shall be paid by the Company no later than 45 days after receipt of the written request of Director, unless a determination is made within said 45-day period by (1) the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to the Proceeding in respect of which indemnification is being sought, or (2) if a quorum of disinterested directors is not available, independent legal counsel in a written opinion (which counsel shall be appointed by a quorum of the Board of Directors), or (3) the stockholders of the Company with the shares owned by Director to be indemnified not being entitled to vote thereon, or (4) the court in which the Proceeding is or was pending upon application made by the Company or Director or the attorney or other person rendering services in connection with the defense, whether or not the application is opposed by the Company, that Director has not met the relevant standards for indemnification set forth in paragraphs 3 and 4.

     b. The right to indemnification or advancement of Expenses as provided by this Agreement shall be enforceable by Director in any court of competent jurisdiction. The burden of proving that indemnification or advances are not appropriate shall be on the Company. Neither the failure of the Company (including its Board of Directors or independent legal counsel or stockholders) to have made a determination prior to the commencement of such action that Director has met the applicable standard of conduct nor an actual determination by the Company (including its Board of Directors or independent legal counsel or stockholders) that Director has not met such standard shall be a defense to the action or create a presumption that Director has not met the applicable standard of conduct. Director's Expenses actually and reasonably incurred in connection with successfully establishing his or her right to indemnification or advances, in whole or in part, shall also be indemnified by the Company.

     c. With respect to any Proceeding for which indemnification is requested, the Company will be entitled to participate therein at its own expense and, except as otherwise provided below, the Company may assume the defense thereof, with counsel satisfactory to Director. After notice from the Company to Director of its election to assume the defense of a Proceeding, the Company will not be liable to Director under this Agreement for any Expenses subsequently incurred by Director in connection with the defense thereof, other than as provided below. The Company shall not settle any Proceeding in any manner which would impose any penalty or limitation on Director without Director's written consent. Director shall have the right to employ counsel in any Proceeding but the fees and expenses of such counsel incurred after notice from the Company of its assumption of the defense of the Proceeding shall be at the expense of Director, unless (i) the employment of counsel by Director has been authorized by the Company,
     (ii) Director shall have reasonably concluded that there may be a conflict of interest between the Company and Director in the conduct of the defense of a Proceeding, or (iii) the Company shall not in fact have employed counsel to assume the defense of a Proceeding, in each of which cases the fees and expenses of Director's counsel shall be advanced by the Company. Notwithstanding the foregoing, the Company shall not be entitled to assume the defense of any Proceeding brought by or in the right of the Company.

     Limitation on Indemnification. No payment pursuant to this Agreement shall be made by the Company:

     a. to indemnify or advance funds to Director for Expenses with respect to Proceedings initiated or brought voluntarily by Director and not by way of defense, except with respect to Proceedings brought to establish or enforce a right to indemnification under this Agreement, but such indemnification or advancement of Expenses may be provided by the Company in specific cases if the Board of Directors finds it to be appropriate;

     b. to indemnify Director for any Expenses, judgments, fines or penalties sustained in any Proceeding for which payment is actually made to Director under a valid and collectible insurance policy, except in respect of any excess beyond the amount of payment under such insurance;

     c. to indemnify Director for any Expenses, judgments, fines or penalties sustained in any Proceeding for an accounting of profits made from the purchase or sale by Director of securities of the Company pursuant to the provisions of section 16(b) of the Securities Exchange Act of 1934, the rules and regulations promulgated thereunder and amendments thereto or similar provisions of any federal, state or local statutory law;

     d. to indemnify Director for any Expenses, judgments, fines or penalties resulting from Director's conduct which is finally adjudged to have been willful misconduct, knowingly fraudulent or deliberately dishonest;

     e. if a court of competent jurisdiction finally determines that such payment hereunder is unlawful; or

     f.   if contrary to section 317 of the California Corporations Code.

     Indemnification Hereunder Not Exclusive. The indemnification and advancement of Expenses provided by this Agreement shall not be deemed exclusive of any other rights to which Director may be entitled under the Certificate of Incorporation or the Bylaws of the Company, any agreement, any vote of stockholders or disinterested directors, the California Corporations Code, or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office. The indemnification provided by this Agreement shall continue as to Director even though he or she may have ceased to be a director and shall inure to the benefit of the heirs and personal representatives of Director.

     Partial Indemnification. If Director is entitled under any provision of this Agreement to indemnification by the Company for a portion of the Expenses, judgments, fines or penalties actually and reasonably incurred by him or her in any Proceeding but not, however, for the total amount thereof, the Company shall nevertheless indemnify Director for the portion of such Expenses, judgments, fines or penalties to which Director is entitled.

     Maintenance of Liability Insurance.

     a. The Company hereby covenants and agrees that, as long as Director continues to serve as a director of the Company and thereafter as long as Director may be subject to any Proceeding, the Company, subject to subsection 11(c) below, shall maintain in full force and effect Directors' and Officers' liability insurance ("D&O Insurance") in reasonable amounts from established and reputable insurers.

     b. In all D&O Insurance policies, Director shall be named as an insured in such a manner as to provide the Director the same rights and benefits as are accorded to the most favorably insured of the Company's directors and officers.

     c. Notwithstanding the foregoing, the Company shall have no obligation to obtain or maintain D&O Insurance if the Company determines in good faith that such insurance is not reasonably available, the premium costs for such insurance are disproportionate to the amount of coverage provided, the coverage provided by such insurance is so limited by exclusions that it provides an insufficient benefit, or Director is covered by similar insurance maintained by a subsidiary of the Company.

     Savings Clause. If this Agreement or any portion hereof is invalidated on any ground by any court of competent jurisdiction, the Company shall nevertheless indemnify Director to the extent permitted by any applicable portion of this Agreement that has not been invalidated or by any other applicable law.

     Notice. Director shall, as a condition precedent to his or her right to be indemnified under this Agreement, give to the Company notice in writing as soon as practicable of any Proceeding for which indemnity will or could be sought under this Agreement. Notice to the Company shall be directed to TriCo Bancshares, 63 Constitution Drive, Chico, California 95973, Attn: President (or such other address as the Company shall designate in writing to Director). Notice shall be deemed received three days after the date postmarked if sent by prepaid mail, properly addressed. In addition, Director shall give the Company such information and cooperation as it may reasonably require and as shall be within Director's power.

     Counterparts. This Agreement may be executed in any number of counterparts, all of which shall be deemed to constitute one and the same instrument.

     Applicable Law. This Agreement shall be governed by, and construed and interpreted in accordance with, the law of the State of California.

     Successors and Assigns. This Agreement shall be binding upon the Company and its successors and assigns.

     Amendments. No amendment, waiver, modification, termination or cancellation of this Agreement shall be effective unless in writing signed by both parties hereto. The indemnification rights afforded to Director hereby are contract rights and may not be diminished, eliminated or otherwise affected by amendments to the Certificate of Incorporation or Bylaws of the Company or by other agreements.

     Survival of Company's Obligations. The obligations hereunder shall survive all the following to the extent not prohibited by applicable law:

     a.   Director's resignation or removal from office for any reason.

     b.   A change in control of the Company.

     c. The merger, reorganization, sale of assets, dissolution, liquidation or conversion of the Company.

     d.   The bankruptcy or insolvency of the Company.

     e.   Any amendment of the Company's Certificate of Incorporation or Bylaws.

     f. Any action by a state or federal banking agency including, without limitation, the California State Banking Department, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation to liquidate or place in receivership the Company or any of its assets or subsidiaries.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the date first above written.

                                       DIRECTOR



                                       ----------------------------------------
                                       Print Name:



                                       TRICO BANCSHARES/TRI COUNTIES BANK,
                                       a California corporation


                                 By:
                                       ----------------------------------------
                                       Title:  President and Chief
                                       Executive Officer

Exhibit 11.1

TRICO BANCSHARES
Computation of Earnings Per Share on Common and Common Equivalent Shares and on Common Shares Assuming Full Dilution


                                                                    Years ended December 31

                                                    2003         2002         2001         2000         1999
                                                    ----         ----         ----         ----         ----
Shares used in the computation
  of earnings per share
     Weighted daily average
     of shares outstanding                       7,641,051    7,019,205    7,072,588    7,191,790    7,129,560

     Shares used in the computation
     of diluted earnings per share               7,878,704    7,193,014    7,219,229    7,340,729    7,318,520
                                                 =========    =========    =========    =========    =========

Net income used in the computation
     of earnings per common stock                  $16,888      $14,069      $12,419      $12,623      $11,403
                                                   =======      =======      =======      =======      =======

Basic earnings per share                          $  2.21      $  2.00       $  1.76      $  1.76      $  1.60
                                                  =======      =======       =======      =======      =======

Diluted earnings per share                        $  2.14      $  1.96       $  1.72      $  1.72      $  1.56
                                                  =======      =======       =======      =======      =======



Exhibit 23.1



                          Independent Auditors' Consent


To the Audit Committee of the Board of Directors
TriCo Bancshares and Subsidiaries:


We consent to the incorporation by reference in the registration statements (Nos. 33-88702, 33-62063, and 33-66064) on Form S-8 of our report dated January 29, 2004, relating to the consolidated balance sheets of TriCo Bancshares and Subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the years ended December 31, 2003 and 2002, which report appears in the December 31, 2003, annual report on Form 10-K of TriCo Bancshares and Subsidiary.

Our report, dated January 29, 2004, contains an explanatory paragraph indicating that the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows of TriCo Bancshares and Subsidiary for the year ended December 31, 2001 were audited by other auditors who have ceased operations.


/s/ KPMG LLP


Sacramento, California
March 9, 2004

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



Date:  March 5, 2004                   /s/ Richard P. Smith
                                       ----------------------------------------
                                       Richard P. Smith
                                       President and Chief Executive Officer

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



Date: March 5, 2004                    /s/ Thomas J. Reddish
                                       ----------------------------------------
                                       Thomas J. Reddish
                                       Executive Vice President and
                                       Chief Financial Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350.

In connection with the Annual Report of TriCo Bancshares (the "Company") on Form 10-K for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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



Exhibit 32.2

Certification Pursuant to 18 U.S.C. Section 1350.

In connection with the Annual Report of TriCo Bancshares (the "Company") on Form 10-K for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Reddish, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


          /s/ Thomas J. Reddish
          ------------------------------------------
          Thomas J. Reddish
          Executive Vice President and
          Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to TriCo Bancshares and will be retained by TriCo Bancshares and furnished to the Securities and Exchange Commission or its staff upon request.