Form 10-Q
period 2004-03-31
TRICO BANCSHARES /
filed 2004-05-06
CIK 356171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2004                  Commission file number 0-10661
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

                             Yes  X        No
                                -----        -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes  X        No
                                -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class:  Common stock, no par value

Outstanding shares as of May 4, 2004:  15,639,522

                                TABLE OF CONTENTS

                                                                            Page

Forward Looking Statements                                                    1

PART I - FINANCIAL INFORMATION                                                2

  Item 1 - Financial Statements                                               2

    Notes to Unaudited Condensed Consolidated Financial Statements            6

    Financial Summary                                                        12

  Item 2 - Management's Discussion and Analysis of Financial                 13
             Condition and Results of Operations

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk        23

  Item 4 - Controls and Procedures                                           24

PART II - OTHER INFORMATION                                                  25

  Item 1 - Legal Proceedings                                                 25

  Item 2 - Changes in Securities, Use of Proceeds and
           Issuer Purchases of Equity Securities                             25

  Item 4 - Submission of Matters to a Vote of Security Holders               25

  Item 6 - Exhibits and Reports on Form 8-K                                  25

  Signatures                                                                 28

  Exhibits                                                                   29

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


The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2003, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report.


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                TRICO BANCSHARES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                                  (Unaudited)               (Unaudited)
                                                                 At March 31,             At December 31,
                                                            2004              2003             2003
                                                      -------------------------------   -----------------
Assets:
     Cash and due from banks                              $55,568           $58,925          $80,603
     Federal funds sold                                         -            10,100              326
                                                      -------------------------------   -----------------
         Cash and cash equivalents                         55,568            69,025           80,929

     Investment securities available for sale             312,657           354,007          316,436
     Loans:
         Commercial                                       131,759           117,329          142,252
         Consumer                                         334,221           210,633          319,029
         Real estate mortgages                            465,429           330,001          458,369
         Real estate construction                          62,656            35,810           61,591
                                                      -------------------------------   -----------------
                                                          994,065           693,773          981,241
     Allowance for loan losses                            (14,297)          (14,293)         (13,773)
                                                      -------------------------------   -----------------
         Loans, net of allowance for loan losses          979,768           679,480          967,468
     Premises and equipment, net                           19,288            17,542           19,521
     Cash value of life insurance                          39,412            29,257           38,980
     Other real estate owned                                  924             1,608              932
     Accrued interest receivable                            5,806             5,891            6,027
     Goodwill and other intangible assets                  21,274             3,815           21,604
     Other assets                                          15,746            15,878           16,858
                                                      -------------------------------   -----------------
         Total Assets                                  $1,450,443        $1,176,503       $1,468,755
                                                      ===============================   =================
Liabilities:
     Deposits:
         Noninterest-bearing demand                      $260,299          $226,373         $298,462
         Interest-bearing demand                          222,986           188,575          220,875
         Savings                                          488,915           324,584          441,461
         Time certificates, $100,000 and over              91,038            94,089           94,500
         Other time certificates                          176,701           199,031          181,525
                                                      -------------------------------   -----------------
         Total deposits                                 1,239,939         1,032,652        1,236,823
     Federal funds purchased                               16,300                 -           39,500
     Accrued interest payable                               2,507             3,034            2,638
     Other Liabilities                                     18,687            16,010           18,328
     Long-term debt and other borrowings                   22,877            22,915           22,887
     Junior subordinated debt                              20,619                 -           20,619
                                                      -------------------------------   -----------------
         Total Liabilities                              1,320,929         1,074,611        1,340,795
                                                      ===============================   =================
Shareholders' Equity:
     Authorized - 20,000 shares of common stock
     Issued and outstanding:
         15,636 at March 31, 2004                          69,568
         14,161 at March 31, 2003                                            50,768
         15,668 at December 31, 2003                                                          69,767
     Retained earnings                                     57,520            48,436           56,379
     Accumulated other comprehensive income, net            2,426             2,688            1,814
                                                      -------------------------------   -----------------
         Total Shareholders' Equity                       129,514           101,892          127,960
                                                      -------------------------------   -----------------
Total Liabilities and Shareholders' Equity             $1,450,443        $1,176,503       $1,468,755
                                                      ===================================================


Share and per share data for all periods have been adjusted to reflect the 2-for-1 stock split paid on April 30, 2004. See accompanying notes to unaudited condensed consolidated financial statements.

                                TRICO BANCSHARES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)

                                                            (Unaudited)
                                                    Three months ended March 31,
                                                         2004           2003
                                                    ----------------------------

Interest Income:
  Interest and fees on loans                           $16,739        $12,989
  Interest on federal funds sold                            10             84
  Interest on investment securities
    available for sale:
      Taxable                                            2,721          2,744
      Tax exempt                                           442            532
                                                    ----------------------------
      Total interest income                             19,912         16,349
                                                    ----------------------------
Interest Expense:
  Interest on interest-bearing demand deposits             100            118
  Interest on savings                                      907            720
  Interest on time certificates of deposit               1,442          1,959
  Interest on short-term borrowing                          34              -
  Interest on long-term debt                               320            318
  Interest on junior subordinated debt                     211              -
                                                    ----------------------------
      Total interest expense                             3,014          3,115
                                                    ----------------------------
Net Interest Income                                     16,898         13,234
                                                    ----------------------------
Provision for loan losses                                  650            150
                                                    ----------------------------
Net Interest Income After Provision for Loan Losses     16,248         13,084
                                                    ----------------------------
Noninterest Income:
  Service charges and fees                               4,081          3,500
  Gain on sale of loans                                    625          1,133
  Commissions on sale of non-deposit
    investment products                                    542            448
  Other                                                    507            315
                                                    ----------------------------
  Total Noninterest Income                               5,755          5,396
                                                    ----------------------------
Noninterest Expense:
  Salaries and related benefits                          8,167          6,877
  Other                                                  6,179          5,774
                                                    ----------------------------
  Total Noninterest Expense                             14,346         12,651
                                                    ----------------------------
Income Before Income Taxes                               7,657          5,829
                                                    ----------------------------
  Provision for income taxes                             2,880          2,216
                                                    ----------------------------
Net Income                                              $4,777         $3,613
                                                    ----------------------------
Comprehensive Income:
  Change in unrealized gain on securities
    available for sale, net                                612            385
                                                    ----------------------------
Comprehensive Income                                    $5,389         $3,998
                                                    ============================
Average Shares Outstanding                          15,616,540     14,141,402
Diluted Average Shares Outstanding                  16,212,845     14,500,356

Per Share Data
  Basic Earnings                                         $0.31          $0.26
  Diluted Earnings                                       $0.29          $0.25
  Dividends Paid                                         $0.10          $0.10


Share and per share data for all periods have been adjusted to reflect the 2-for-1 stock split paid on April 30, 2004. See accompanying notes to unaudited condensed consolidated financial statements.

                                TRICO BANCSHARES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (In thousands, unaudited)
                                                       Accumulated
                                                          Other
                                   Common   Retained   Comprehensive
                                   Stock    Earnings  Income (Loss), net  Total
                                 -----------------------------------------------
Balance, December 31, 2002        $50,472    $46,239     $2,303         $99,014
  Net income for the period                    3,613                      3,613
  Stock issued, including
    stock option tax benefits         296                                   296
  Dividends                                   (1,416)                    (1,416)
  Unrealized gain on securities
    available for sale, net                                 385             385
                                 -----------------------------------------------
Balance March 31, 2003            $50,768    $48,436     $2,688        $101,892
                                 ===============================================

Balance, December 31, 2003        $69,767    $56,379     $1,814        $127,960
  Net income for the period                    4,777                      4,777
  Stock issued, including
    stock option tax benefits         547                                   547
  Repurchase of common stock         (746)    (2,047)                    (2,793)
  Dividends                                   (1,589)                    (1,589)
  Unrealized gain on securities
    available for sale, net                                 612             612
                                 -----------------------------------------------
Balance March 31, 2004            $69,568    $57,520     $2,426        $129,514
                                 ===============================================


See accompanying notes to unaudited condensed consolidated financial statements.


                                TRICO BANCSHARES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                       For the three months
                                                                         ended March 31,
                                                                     2004               2003
                                                                 -------------------------------
Operating Activities:
   Net income                                                       $4,777              $3,613
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization of property and equipment         831                 653
       Amortization of intangible assets                               331                 228
       Provision for loan losses                                       650                 150
       Amortization of investment securities premium, net              443                 757
       Originations of loans for resale                            (31,981)            (53,210)
       Proceeds from sale of loans originated for resale            32,310              53,750
       Gain on sale of loans                                          (625)             (1,133)
       Amortization of mortgage servicing rights                       190                 256
       Reduction of mortgage servicing rights valuation allowance      (30)                  -
       Loss (gain) on sale of fixed assets                              78                  (2)
       Change in assets and liabilities:
         Decrease (increase) in interest receivable                    221                (247)
         (Decrease) increase in interest payable                      (131)                107
         Decrease in other assets and liabilities                      661                 720
                                                                 -------------------------------
Net Cash Provided by Operating Activities                            7,725               5,642
                                                                 -------------------------------
Investing Activities:
   Proceeds from maturities of securities available-for-sale        19,662              36,864
   Purchases of securities available-for-sale                      (15,295)            (53,010)
   Net increase in loans                                           (12,950)             (7,161)
   Proceeds from sale of premises and equipment                         12                   2
   Purchases of property and equipment                                (579)               (904)
   Purchase of life insurance                                            -             (13,910)
                                                                 -------------------------------
Net Cash Used by Investing Activities                               (9,150)            (38,119)
                                                                 -------------------------------
Financing Activities:
   Net increase in deposits                                          3,116              27,415
   Net decrease in Federal funds purchased                         (23,200)                  -
   Payments of principal on long-term debt agreements                  (10)                 (9)
   Repurchase of Common Stock                                       (2,793)                  -
   Dividends paid                                                   (1,589)             (1,416)
   Exercise of stock options/issuance of Common Stock                  540                 242
                                                                 -------------------------------
Net Cash (Used) Provided by Financing Activities                   (23,936)             26,232
                                                                 -------------------------------
Net Decrease in Cash and Cash Equivalents                          (25,361)             (6,245)
                                                                 -------------------------------
Cash and Cash Equivalents and Beginning of Period                   80,929              75,270
                                                                 -------------------------------
Cash and Cash Equivalents at End of Period                         $55,568             $69,025
                                                                 ===============================
Supplemental Disclosure of Noncash Activities:
   Unrealized gain on securities available for sale                 $1,031                $594
   Loans transferred to other real estate owned                          -                $676
   Income tax benefit from stock option exercises                       $7                 $54

Supplemental Disclosure of Cash Flow Activities:
   Cash paid for interest expense                                   $3,145              $3,008
   Cash paid for income taxes                                       $1,745                 $10


See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: General Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

Use of Estimates in the Preparation of Financial Statements
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, investments, intangible assets, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The one accounting estimate that materially affects the financial statements is the allowance for loan losses.

Investment Securities
The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. During the three months ended March 31, 2004 and throughout 2003, the Company did not have any securities classified as either held-to-maturity or trading.

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold substantially all of its conforming long-term residential mortgage loans originated during three months ended March 31, 2004 for cash proceeds equal to the fair value of the loans.

The following table summarizes the Company's mortgage servicing rights assets as of March 31, 2004 and December 31, 2003.

                                 December 31,                          March 31,
   (Dollars in thousands)            2003     Additions   Reductions     2004
                                 -----------------------------------------------

   Mortgage Servicing Rights        $3,413       $296       ($190)      $3,519
   Valuation allowance                (600)         -          30         (570)
                                 -----------------------------------------------
   Mortgage servicing rights, net
     of valuation allowance         $2,813       $296       ($160)      $2,949

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

At March 31, 2004, the Company had no mortgage loans held for sale. At March 31, 2004 and December 31, 2003, the Company serviced real estate mortgage loans for others of $371 million and $357 million, respectively.

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

Goodwill and Other Intangible Assets
Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company applies the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142). Pursuant to SFAS 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement of Financial Accounting Standard No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144).

As of the date of adoption, the Company had identifiable intangible assets consisting of core deposit premiums and minimum pension liability. Core deposit premiums are amortized using an accelerated method over a period of ten years. Intangible assets related to minimum pension liability are adjusted annually based upon actuarial estimates.

The following table summarizes the Company's core deposit intangibles as of March 31, 2004 and December 31, 2003.

                                  December 31,                         March 31,
  (Dollar in Thousands)              2003      Additions   Reductions    2004
                                  ----------------------------------------------
   Core deposit intangibles         $13,643         -            -      $13,643
   Accumulated amortization          (7,843)    ($331)           -       (8,174)
                                  ----------------------------------------------
   Core deposit intangibles, net     $5,800     ($331)           -       $5,469
                                  ==============================================

Core deposit intangibles are amortized over their expected useful lives. Such lives are periodically reassessed to determine if any amortization period
adjustments  are  indicated.   The  following  table  summarizes  the  Company's
estimated core deposit intangible amortization for each of the five succeeding years:
                                               Estimated Core Deposit
                                               Intangible Amortization
                 Years Ended                    (Dollar in thousands)
                 -----------                   -----------------------
                    2004                               $1,358
                    2005                               $1,381
                    2006                               $1,395
                    2007                                 $490
                    2008                                 $523
                 Thereafter                              $653

The  following  table  summarizes  the  Company's   minimum  pension   liability
intangible as of March 31, 2004 and December 31, 2003.

                                  December 31,                         March 31,
  (Dollar in Thousands)              2003      Additions   Reductions    2004
                                  ----------------------------------------------
   Minimum pension liability
    intangible                       $285           -            -        $285
                                  ==============================================

Intangible assets related to minimum pension liability are adjusted annually based upon actuarial estimates.

The following table summarizes the Company's goodwill intangible as of March 31, 2004 and December 31, 2003.

                                  December 31,                         March 31,
  (Dollar in Thousands)              2003      Additions   Reductions    2004
                                  ----------------------------------------------
   Goodwill                        $15,519          -            -      $15,519
                                  ==============================================

Impairment of Long-Lived Assets and Goodwill
The Company applies the provisions of SFAS 144. In accordance with SFAS 144, long-lived assets, such as premises and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

On December 31 of each year, goodwill is tested for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141). The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Income Taxes
The Company's accounting for income taxes is based on an asset and liability approach. The Company recognizes the amount of taxes payable or refundable for the current year, and deferred tax assets and liabilities for the future tax consequences that have been recognized in its consolidated financial statements or tax returns. The measurement of tax assets and liabilities is based on the provisions of enacted tax laws.

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

Had compensation cost for the Company's option plans been determined in accordance with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:
                                                    Three Months Ended March 31,
(in thousands, except per share amounts)                2004             2003
                                                        ----             ----
Net income                           As reported       $4,777           $3,613
                                       Pro forma       $4,695           $3,561
Basic earnings per share             As reported        $0.31            $0.26
                                       Pro forma        $0.30            $0.25
Diluted earnings per share           As reported        $0.29            $0.25
                                       Pro forma        $0.29            $0.25
Stock-based employee compensation
   cost, net of related tax effects,
   included in net income            As reported           $0               $0
                                       Pro forma          $82              $52

Share and per share data for all periods have been adjusted to reflect the 2-for-1 stock split paid on April 30, 2004.

Retirement Plans
The Company has a supplemental retirement plan for directors and a supplemental executive retirement plan covering key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies to pay the retirement obligations.

The following table sets forth the net periodic benefit cost recognized for the plans:

                                                    Three Months Ended March 31,
                                                       2004            2003
                                                           (in thousands)
                                                    ----------------------------
Net pension cost included the following components:
Service cost-benefits earned during the period          $35             $31
Interest cost on projected benefit obligation           103             105
Amortization of net obligation at transition              8               9
Amortization of prior service cost                       20              20
Recognized net actuarial loss                            37              38
                                                    ----------------------------
Net periodic pension cost                              $203            $203
                                                    ============================

During the three months ended March 31, 2004, the Company contributed and paid out as benefits $140,000 to participants under the plans. For the year ending December 31, 2004, the Company expects to contribute and pay out as benefits $490,000 to participants under the plans.

Comprehensive Income
For the Company, comprehensive income includes net income reported on the statement of income and comprehensive income, changes in the fair value of its available-for-sale investments, and changes in the minimum pension liability reported as a component of shareholders' equity.

The changes in the components of accumulated other comprehensive income for the three months ended March 31, 2004 and 2003 are reported as follows:

                                         Three Months Ended March 31,
                                             2004             2003
                                         ----------------------------
Unrealized Gain on Securities                   (in thousands)

Beginning Balance                           $2,519           $3,048
Unrealized gain arising during the
  period, net of tax                           612              385
                                         ----------------------------
Ending Balance                              $3,131           $3,433
                                         ----------------------------
Minimum Pension Liability
Beginning Balance                            ($705)           ($745)
Change in minimum pension liability,
  net of tax                                     -               -
                                         ----------------------------
Ending Balance                               ($705)           ($745)
                                         ----------------------------
Total accumulated other comprehensive
  income, net                               $2,426           $2,688
                                         ----------------------------

Reclassifications
Certain amounts previously reported in the 2003 financial statements have been reclassified to conform to the 2004 presentation. These reclassifications did not affect previously reported net income or total shareholders' equity. Share and per share data for all periods have been adjusted to reflect the 2-for-1 stock split effected as a stock dividend which was paid on April 30, 2004 to shareholders of record on April 9, 2004.

                                TRICO BANCSHARES
                                Financial Summary
                (dollars in thousands, except per share amounts)

                                                           (Unaudited)
                                                       Three months ended
                                                            March 31,
                                                --------------------------------
                                                     2004              2003
                                                --------------------------------
Net Interest Income (FTE)                            $17,147           $13,543
Provision for loan losses                               (650)             (150)
Noninterest income                                     5,755             5,396
Noninterest expense                                  (14,346)          (12,651)
Provision for income taxes (FTE)                      (3,129)           (2,525)
                                                --------------------------------
Net income                                            $4,777            $3,613
                                                ================================

Average shares outstanding                            15,617            14,141
Diluted average shares outstanding                    16,213            14,500
Shares outstanding at period end                      15,636            14,161

As Reported:
  Basic earnings per share                             $0.31             $0.26
  Diluted earnings per share                           $0.29             $0.25
  Return on assets                                     1.33%             1.26%
  Return on equity                                    14.80%            14.29%
  Net interest margin                                  5.35%             5.17%
  Net loan charge-offs to average loans                0.05%             0.14%
  Efficiency ratio (FTE)                              62.64%            66.80%

Average Balances:
  Total assets                                    $1,440,953        $1,149,759
  Earning assets                                   1,281,032         1,048,286
  Total loans                                        970,793           679,975
  Total deposits                                   1,231,704         1,003,853
  Shareholders' equity                              $129,133          $101,139

Balances at Period End:
  Total assets                                    $1,450,443        $1,176,503
  Earning assets                                   1,306,722         1,057,880
  Total loans                                        994,065           693,773
  Total deposits                                   1,239,939         1,032,652
  Shareholders' equity                              $129,514          $101,892

Financial Ratios at Period End:
  Allowance for loan losses to loans                   1.44%             2.06%
  Book value per share                                 $8.28             $7.20
  Equity to assets                                     8.93%             8.66%
  Total capital to risk assets                        11.49%            11.63%

Dividends Paid Per Share                               $0.10             $0.10
Dividend Payout Ratio                                 33.26%            39.19%

Share and per share data for all periods have been adjusted to reflect the 2-for-1 stock split paid on April 30, 2004.

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

The Company had quarterly earnings of $4,777,000, or $0.29 per diluted share, for the three months ended March 31, 2004. These results represent a 16.0% increase from the $0.25 earnings per diluted share reported for the three months ended March 31, 2003 on earnings of $3,613,000. The improvement in results from the year-ago quarter was due to a $3,604,000 (26.6%) increase in fully tax-equivalent net interest income to $17,147,000, and a $359,000 (6.7%) increase in noninterest income to $5,755,000. These contributing factors where partially offset by a $500,000 (333%) increase in provision for loan losses to $650,000 and a $1,695,000 (13.4%) increase in noninterest expense to $14,346,000 for the quarter ended March 31, 2004.

Included in the results for the quarter ended March 31, 2004 was the effect of the Company's acquisition of North State National Bank on April 4, 2003. On April 4, 2003, North State National Bank had assets of $140 million, loans totaling $77 million, and deposits totaling $126 million. The Company issued $13,090,057 in cash, 723,512 shares of TriCo common stock, and options to purchase 79,587 TriCo common shares at an average exercise price of $6.22 per share in exchange for all of the 1,234,375 common shares and options to purchase 79,937 common shares of North State National Bank outstanding as of April 4, 2003.

Following is a summary of the components of fully taxable equivalent ("FTE") net income for the periods indicated (dollars in thousands):

                                                       Three months ended
                                                            March 31,
                                                --------------------------------
                                                     2004              2003
                                                --------------------------------
Net Interest Income (FTE)                           $17,147          $13,543
Provision for loan losses                              (650)            (150)
Noninterest income                                    5,755            5,396
Noninterest expense                                 (14,346)         (12,651)
Provision for income taxes (FTE)                     (3,129)          (2,525)
                                                --------------------------------
Net income                                           $4,777           $3,613
                                                ================================

Net Interest Income
Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

                                              Three months ended
                                                   March 31,
                                       --------------------------------
                                            2004              2003
                                       --------------------------------
     Interest income                       $19,912           $16,349
     Interest expense                       (3,014)           (3,115)
     FTE adjustment                            249               309
                                       --------------------------------
        Net interest income (FTE)          $17,147           $13,543
                                       ================================
     Average earning assets             $1,281,032        $1,048,286

     Net interest margin (FTE)               5.35%             5.17%

The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense in interest-bearing liabilities. Net interest income (FTE) during the first quarter of 2004 increased $3,604,000 (26.6%) from the same period in 2003 to $17,147,000. The increase in net interest income (FTE) was due to increased average balances of earning assets (up $232.7 million or 22.2% to $1.281billion) and an 18 basis point increase in net interest margin (FTE) to 5.35%.

Interest and Fee Income
Interest and fee income (FTE) for the first quarter of 2004 increased $3,503,000 (21.0%) from the first quarter of 2003. The increase was the net effect of higher average interest-earning assets (up $232.7 million or 22.2% to
$1.281billion) that was partially offset by a 6 basis point decrease in the yield on those average earning assets to 6.30%. The growth in interest-earning assets was the result of a $290.8 million (42.8%) increase in average loan balances to $970.8 million that was offset by decreases in average balance of investments of $34.0 (10.0%) to $305.8 million and average balance of Federal funds sold of $24.0 million (84.5%) to $4.4 million.

The average yield on the Company's earning assets decreased to 6.30% for the quarter ended March 31, 2004 from 6.36% for the quarter ended March 31, 2003. The average yield on the Company's loans was 6.90% in the quarter ended March 31, 2004 compared to 7.64% in the year-ago quarter. This 74 basis point decrease in average yield on loans is the result of the trend in general interest rates throughout much of 2002 and 2003 towards lower rates. The average yield on the Company's investment balances increased 24 basis points to 4.46% in the quarter ended March 31, 2004 compared to 4.22% in the year-ago quarter. The increase in the average yield on investment balances was primarily due to a decrease in the volume of mortgage refinancing in the quarter ended March 31, 2004 compared to the year-ago quarter. Increased volume of mortgage refinancing has the effect of decreasing the yields of the Companies mortgage-backed securities, which account for approximately seventy-five percent of the Company's investment balances. As the volume of mortgage refinancing began to decrease in the fall of 2003, the yield on the Company's mortgage-backed securities increased. The average yield on Federal funds sold decreased 27 basis points to 0.91% in the quarter ended March 31, 2004 from the year-ago quarter due to a 25 basis points decrease in the Federal funds target rate that occurred in June 2003.

Interest Expense
Interest expense decreased $101,000 (3.2%) in the first quarter of 2004 compared to the year-ago quarter. The decrease was due to a decrease in the average rate paid on interest-bearing liabilities from 1.52% in the first quarter of 2003 to 1.18% in the first quarter of 2004.

The average balance of interest-bearing liabilities increased $199.0 million (24.3%) in the first quarter of 2004 compared to the year-ago quarter. The increase in interest-bearing liabilities was concentrated in the lower earning interest-bearing demand deposit (up $35.5 million or 19.0%), and savings deposits (up $151.4 million or 47.9%). The average balance of the higher earning time deposits was down $21.8 million (7.4%) from the year-ago quarter. In addition, the average balance of noninterest-bearing deposits increased $62.8 million (30.2%) from the year-ago quarter. During the quarter ended March 31, 2004, average balance of Federal funds purchased and junior subordinated debt were $13.3 million and $20.6 million, respectively, compared to none of each in the year-ago quarter. The average rate paid for all categories of interest-bearing liabilities, except for other borrowings, decreased from the average rate paid in the year-ago quarter as a result of general market interest rate changes.

Net Interest Margin (FTE)
The following table summarizes the components of the Company's net interest margin for the periods indicated:

                                             Three months ended
                                                  March 31,
                                            ---------------------
                                              2004         2003
                                            ---------------------
Yield on earning assets                       6.30%        6.36%
Rate paid on interest-bearing
     Liabilities                              1.18%        1.52%
                                            ---------------------
     Net interest spread                      5.12%        4.84%
Impact of all other net
     noninterest-bearing funds                0.23%        0.33%
                                            ---------------------
        Net interest margin                   5.35%        5.17%
                                            =====================

Net interest margin in the first quarter of 2004 increased 18 basis points compared to the first quarter of 2003. This increase in net interest margin was mainly due to lower rates paid on liabilities, and a change in the ratio of loans to total interest earning assets. During the quarter ended March 31, 2004, the ratio of loans to total interest earnings assets was 76% compared to 66% in the year-ago quarter. The increase in interest income due to the increase in loan volume more than offset the effect of the 74 basis point decrease in average loan yield. As a result, the average yield on total earning assets only decreased 6 basis points, while the average rate paid on interest-bearing liabilities decreased 34 basis points.

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


                                                          For the three months ended
                                       ----------------------------------------------------------------
                                                March 31, 2004                  March 31, 2003
                                       -----------------------------     ------------------------------
                                                   Interest    Rates               Interest    Rates
                                         Average   Income/    Earned     Average   Income/    Earned
                                         Balance   Expense     Paid      Balance   Expense     Paid
                                       -----------------------------     ------------------------------
Assets:
Loans                                    $970,793  $16,739    6.90%       $679,975 $12,989     7.64%
Investment securities - taxable           270,358    2,721    4.03%        298,737   2,744     3.67%
Investment securities - nontaxable         35,472      691    7.79%         41,136     841     8.17%
Federal funds sold                          4,409       10    0.91%         28,438      84     1.18%
                                       -----------------------------     ------------------------------
Total earning assets                    1,281,032   20,161    6.30%      1,048,286  16,658     6.36%
Other assets                              159,921                          101,473
                                       ----------                       ----------
Total assets                           $1,440,953                       $1,149,759
                                       ==========                       ==========
Liabilities and shareholders' equity:
Interest-bearing demand deposits         $222,508      100    0.18%       $187,017     118     0.25%
Savings deposits                          467,740      907    0.78%        316,366     720     0.91%
Time deposits                             271,138    1,442    2.13%        292,924   1,959     2.68%
Federal funds purchased                    13,292       34    1.02%              -       -
Other borrowings                           22,880      320    5.59%         22,918     318     5.55%
Junior subordinated debt                   20,619      211    4.09%              -       -
                                       -----------------------------     ------------------------------
Total interest-bearing liabilities      1,018,177    3,014    1.18%        819,225   3,115     1.52%
Noninterest-bearing deposits              270,318                          207,546
Other liabilities                          23,325                           21,849
Shareholders' equity                      129,133                          101,139
                                       ----------                       ----------
Total liabilities and
  shareholders' equity                 $1,440,953                       $1,149,759
                                       ==========                       ==========
Net interest spread(1)                                        5.12%                            4.84%
Net interest income and interest margin(2)         $17,147    5.35%                $13,543     5.17%
                                                   ================                =================


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

                                             Three months ended March 31, 2004
                                                compared with three months
                                                   ended March 31, 2003
                                             ---------------------------------
                                              Volume       Rate       Total
                                             ---------------------------------
Increase (decrease) in interest income:
Loans                                         $5,555     ($1,805)    $3,750
Investment securities                           (359)        186       (173)
Federal funds sold                               (71)         (3)       (74)
                                             ---------------------------------
   Total earning assets                        5,125      (1,622)     3,503
                                             ---------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits                  22         (40)       (18)
Savings deposits                                 344        (157)       187
Time deposits                                   (146)       (371)      (517)
Federal funds purchased                           34           -         34
Other borrowings                                  (1)          3          2
Junior subordinated debt                         211           -        211
                                             ---------------------------------
   Total interest-bearing liabilities            464        (565)      (101)
                                             ---------------------------------
Increase (decrease) in Net Interest Income    $4,661     ($1,057)    $3,604
                                             =================================

Provision for Loan Losses
The Company provided $650,000 for loan losses in the first quarter of 2004 versus $150,000 in the first quarter of 2003. During the first quarter of 2004, the Company recorded $126,000 of net loan charge offs versus $234,000 of net loan charge-offs in the year earlier quarter.

Noninterest Income
The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).

                                               Three months ended
                                                    March 31,
                                              ---------------------
                                                2004          2003
                                              ---------------------
     Service charges on deposit accounts      $3,197        $2,858
     ATM fees and interchange                    581           520
     Other service fees                          303           122
     Gain on sale of loans                       625         1,133
     Commissions on sale of
       nondeposit investment products            514           448
     Increase in cash value of life insurance    432           139
     Other noninterest income                    103           176
                                              ---------------------
     Total noninterest income                 $5,755        $5,396
                                              =====================

Noninterest income for the first quarter of 2004 increased $359,000 (6.7%) from the year-ago quarter. The increase in noninterest income from the year-ago quarter was mainly due to increases in service charges on deposit products (up $339 or 11.9% to $3,197,000), cash value of life insurance (up $293,000 or 211%
to $432,000), and other servicing fees (up $181,000 or 148% to $303,000) that were partially offset by a decrease in gain on sale of loans (down $508,000 or 44.8% to $625,000). The increase in service charges income was mainly due to increased number of customers. The higher amount of increase in cash value of life insurance is due to approximately $22.5 million of life insurance that was purchased in the spring of 2003. The increase in other service fees is due to increased mortgage servicing fees net of mortgage servicing premium amortization. The decrease in gain on sale of loans was due to the slowdown in the residential mortgage refinance market that started during the second half of 2003.

Noninterest Expense
The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).

                                              Three months ended
                                                   March 31,
                                            ----------------------
                                              2004          2003
                                            ----------------------
     Salaries                                $5,094        $4,250
     Commissions and incentives               1,077         1,111
     Employee benefits                        1,996         1,516
     Equipment                                  943           791
     Occupancy                                  937           747
     Professional fees                          509           574
     Data processing and software               383           291
     Telecommunications                         375           391
     Intangible amortization                    331           228
     ATM network charges                        295           232
     Courier service                            262           248
     Postage                                    232           198
     Advertising and marketing                  191           272
     Assessments                                 72            60
     Operational losses                          40           130
     Other                                    1,609         1,612
                                            ----------------------
     Total                                  $14,346       $12,651
                                            ======================
     Average full time equivalent staff         532           467
     Noninterest expense to revenue (FTE)     62.64%        66.80%

Noninterest expense for the first quarter of 2004 increased $1,695,000 (13.4%). The increase in noninterest expense was mainly due to a $1,290,000 (18.8%) increase in salary and benefit expense to $8,167,000. The increase in salary and benefits expense was mainly due to annual salary increases, increased commission and incentive expense, and new employees at the Company's four newly opened branches in 2003. Noninterest expense excluding salaries and benefits also increased (up $405,000 or 7.0% to $6,179,000). Approximately $342,000 of this increase was expenses related to equipment and facilities depreciation and maintenance.

Provision for Income Tax
The effective tax rate for the three months ended March 31, 2004 was 37.6% and reflects a decrease from 38.0% for the three months ended March 31, 2003. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly from tax-exempt loans and state and municipal securities.

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

The following is a summary of classified assets on the dates indicated (dollars in thousands):

                               At March 31, 2004           At December 31, 2003
                           -------------------------    ------------------------
                             Gross Guaranteed  Net       Gross Guaranteed   Net
                           -----------------------------------------------------
Classified loans           $27,946  $10,476  $17,470    $29,992 $11,209  $18,783
Other classified assets        924        -      924        932       -      932
                           -----------------------------------------------------
Total classified assets    $28,870  $10,476  $18,394    $30,924 $11,209  $19,715
                           =====================================================
Allowance for loan losses/
     Classified loans                          77.7%                       73.3%

Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies at March 31, 2004, decreased $1.3 million (6.7%) to $18.4 million from $19.7 million at December 31, 2003.

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

Interest income on nonaccrual loans, which would have been recognized during the three months, ended March 31, 2004, if all such loans had been current in accordance with their original terms, totaled $348,000. Interest income actually recognized on these loans during the three months ended March 31, 2004 was $226,000.

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

As shown in the following table, total nonperforming assets net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, increased $863,000 (16.2%) to $6,189,000 during the first three months of 2004. Nonperforming assets net of guarantees represent 0.43% of total assets. All nonaccrual loans are considered to be impaired when determining the need for a specific valuation allowance. The Company continues to make a concerted effort to work problem and potential problem loans to reduce risk of loss.


 (dollars in thousands):
                                                  At March 31, 2004           At December 31, 2003
                                              -------------------------    -------------------------
                                                Gross Guaranteed  Net       Gross Guaranteed   Net
                                              ------------------------------------------------------
Performing nonaccrual loans                   $10,450   $7,816   $2,634    $10,997  $7,936   $3,061
Nonperforming, nonaccrual loans                 3,349    1,061    2,288      2,551   1,252    1,299
                                              ------------------------------------------------------
Total nonaccrual loans                         13,799    8,877    4,922     13,548   9,188    4,360
Loans 90 days past due and still accruing         343        -      343         34       -       34
                                              ------------------------------------------------------
Total nonperforming loans                      14,142    8,877    5,265     13,582   9,188    4,394
Other real estate owned                           924        -      924        932       -      932
                                              ------------------------------------------------------
Total nonperforming assets                    $15,066   $8,877   $6,189    $14,514  $9,188   $5,326
                                              ======================================================
Nonperforming loans to total loans                                0.53%                       0.45%
Allowance for loan losses/nonperforming loans                      272%                        313%
Nonperforming assets to total assets                              0.43%                       0.36%



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

The Company's method for assessing the appropriateness of the allowance includes specific allowances for identified problem loans and leases as determined by SFAS 114, formula allowance factors for pools of credits, and allowances for changing environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowance factors for loan pools are based on the previous 5 years historical loss experience by product type. Allowances for specific loans are based on SFAS 114 analysis of individual credits. Allowances for changing environmental factors are Management's best estimate of the probable impact these changes have had on the loan portfolio as a whole. This process is explained in detail in the notes to the Company's Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2003.

Based on the current conditions of the loan portfolio, Management believes that the $14,297,000 allowance for loan losses at March 31, 2004 is adequate to absorb probable losses inherent in the Company's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated (dollars in thousands):

                                                  Three months ended
                                                       March 31,
                                                ------------------------
                                                   2004          2003
                                                ------------------------
     Balance, beginning of period                $13,773       $14,377
     Loan loss provision                             650           150
     Loans charged off                              (188)         (280)
     Recoveries of previously
       charged-off loans                              62            46
                                                ------------------------
     Net charge-offs                                (126)         (234)
                                                ------------------------
     Balance, end of period                      $14,297       $14,293
                                                ========================
     Allowance for loan losses/loans outstanding   1.44%        2.06%


Capital Resources
The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management.

As previously announced on March 11, 2004, the Board of Directors of TriCo Bancshares approved a two-for-one stock split of its common stock at its meeting held on March 11, 2004. The stock split will be effected in the form of a stock dividend and will entitle each stockholder of record at the close of business on April 9, 2004 to receive one additional share for every share of TriCo common stock held on that date. Shares resulting from the split will be distributed on April 30, 2004. As of March 11, 2004, the Company had 7,817,761 common shares outstanding.

Also at its  meeting  on  March  11,  2004,  the  Board  of  Directors  of TriCo
Bancshares approved an increase in the maximum number of shares to be repurchased under the Company's stock repurchase plan originally announced on July 31, 2003 from 250,000 to 500,000 to be effective on April 9, 2004, solely to conform with the two-for-one stock split noted above. The 250,000 shares originally authorized for repurchase under this plan represented approximately 3.2% of the Company's approximately 7,852,000 common shares outstanding as of July 31, 2003. This plan has no stated expiration date for the repurchases, which may occur from time to time as market conditions allow. As of May 4, 2004, the Company repurchased 222,600 shares under this plan as adjusted for the 2-for-1 stock split paid on April 30, 2004, which leaves 277,400 shares available for repurchase under the plan.

The Company's primary capital resource is shareholders' equity, which was $129.5 million at March 31, 2004. This amount represents an increase of $1.6 million from December 31, 2003, the net result of comprehensive income for the period ($5.4 million) and the issuance of common shares via the exercise of stock options ($0.5 million), partially offset by the repurchase of common stock ($2.8 million) and dividends paid ($1.5 million). The Company's ratio of equity to total assets was 8.93%, 8.66%, and 8.71% as of March 31, 2004, March 31, 2003,
and December 31, 2003, respectively. The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:


                                                                                   To Be Well
                                At March 31,         At            Minimum    Capitalized Under
                             ----------------    December 31,    Regulatory   Prompt Corrective
                             2004       2003        2003         Requirement  Action Provisions
                             ------------------------------------------------------------------
   Tier I Capital            10.31%     10.38%     10.41%           4.00%            6.00%
   Total Capital             11.49%     11.63%     11.57%           8.00%           10.00%
   Leverage ratio             8.80%      8.23%      8.68%           4.00%            5.00%


Off-Balance Sheet Arrangements
The Bank has certain ongoing commitments under operating and capital leases. These commitments do not significantly impact operating results. As of March 31, 2004 commitments to extend credit were the Company's only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options, etc. Loan commitments increased to $362.5 million from $332.9 million at December 31, 2003. The commitments represent 36.5% of the total loans outstanding at year-end 2003 versus 33.9% at December 31, 2003.

Certain Contractual Obligations
The following chart summarizes certain contractual obligations of the Company as of December 31, 2003:


                                                              Less than        1-3          3-5       More than
(dollars in thousands)                             Total      one year        years        years       5 years
                                                ------------------------------------------------------------------
Federal funds purchased                            $39,500      $39,500            -            -            -
FHLB loan, fixed rate of 5.41%
   payable on April 7, 2008, callable
   in its entirety by FHLB on a quarterly
   basis beginning April 7, 2003                    20,000            -            -      $20,000            -
FHLB loan, fixed rate of 5.35%
   payable on December 9, 2008                       1,500            -            -        1,500            -
FHLB loan, fixed rate of 5.77%
   payable on February 23, 2009                      1,000            -            -            -       $1,000
Capital lease obligation on premises,
   effective rate of 13% payable
   monthly in varying amounts
   through December 1, 2009                            562           90          183          187          102
Junior subordinated debt, adjustable rate
   of three-month LIBOR plus 3.05%,
   callable in whole or in part by the
   Company on a quarterly basis beginning
   October 7, 2008, matures October 7, 2033         20,619            -            -            -       20,619
Operating lease obligations                          6,254        1,172        1,835        1,428        1,819
Deferred compensation(1)                             5,195          269          505          438        3,983
Supplemental retirement plans(1)                     3,567          498          937          774        1,358
Employment agreements                                  253          253            -            -            -
                                                ------------------------------------------------------------------
Total contractual obligations                      $98,450      $41,782       $3,460      $24,327      $28,881
                                                ==================================================================


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

At March 31, 2004 and 2003, the results of the simulations noted above indicate that the balance sheet is slightly asset sensitive (earnings increase when interest rates rise). The magnitude of all the simulation results noted above is within the Company's policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

The simulation results noted above do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

At March 31, 2004 and 2003, the Company had no derivative financial instruments.

Liquidity
The Company's principal source of asset liquidity is federal funds sold and marketable investment securities available for sale. At March 31, 2004, federal funds sold and investment securities available for sale totaled $313 million, representing a decrease of $4 million or 0.1% from December 31, 2003, and a decrease of $51 million or 14% from March 31, 2003. In addition, the Company generates additional liquidity from its operating activities. The Company's profitability during the first three months of 2004 generated cash flows from operations of $7.7 million compared to $5.6 million during the first three months of 2003. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks. Sales and maturities of investment securities produced cash inflows of $19.7 million during the three months ended March 31, 2004 compared to $36.9 million for the three months ended March 31, 2003. During the three months ended March 31, 2004, the Company invested $15.3 million and $13.0 million in securities and net loan growth, respectively, compared to $53.0 million, $7.2 million, and $13.9 million invested in securities, net loan growth, and life insurance policies, respectively, during the first three months of 2003. These changes in investment, loan, and life insurance balances contributed to net cash used for investing activities of $9.2 million during the three months ended March 31, 2004, compared to net cash used for investing activities of $38.1 million during the three months ended March 31, 2003. Financing activities used net cash of $23.9 million during the three months ended March 31, 2004, compared to net cash provided by financing activities of $26.2 million during the three months ended March 31, 2003. Deposit balance increases and exercise of common stock options accounted for $3.1 million and $540,000 of financing sources of funds, respectively, during the three months ended March 31, 2004, compared to deposit balance increases and exercise of common stock options that accounted for $27.4 million and $242,000 of financing sources of funds, respectively, during the three months ended March 31, 2003. Dividends paid used $1.5 million and $1.4 million of cash during the three months ended March 31, 2004 and March 31, 2003, respectively. A decrease in Federal funds purchased and the repurchase of common stock used $23.2 million and $2.8 million of cash, respectively, during the quarter ended arch 31, 2004. Also, the Company's liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 4.  Controls and Procedures
The Chief Executive Officer, Richard Smith, and the Chief Financial Officer, Thomas Reddish, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004 ("Evaluation Date"). Based on that evaluation, they concluded that as of the Evaluation Date the Company's disclosure controls and procedures are effective to allow timely communication to them of information relating to the Company and the Bank required to be disclosed in its filings with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Due to the nature of the banking business, the Bank is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business of the Bank.

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table shows information concerning the common stock repurchased by the Company during the first quarter of 2004 pursuant to the Company's stock repurchase plan originally announced on July 31, 2003, as amended on March 11, 2004, to conform with the Company's two-for-one stock split effective on April 9, 2004, which is discussed in more detail under "Capital Resources" in this report:


Period          (a) Total number    (b) Average price   (c) Total number of     (d) Maximum number
                of Shares purchased  paid per share     shares purchased as     of shares that may yet
                                                        part of publicly        be purchased under the
                                                        announced plans or      plans or programs
                                                        programs
-----------------------------------------------------------------------------------------------------------
Jan. 1-31, 2004        93,600            $16.40                93,600                 351,400
Feb. 1-29, 2004        74,000            $17.00                74,000                 277,400
Mar. 1-31, 2004             -              -                        -                 277,400
-----------------------------------------------------------------------------------------------------------
Total                 167,600            $16.66               167,600                 277,400


Item 4  - Submission of Matters to a Vote of Security Holders

(a)  The Company's Annual Meeting of Shareholders was held on May 4, 2004.

(b) and (c) The following vote results are based on the number of shares outstanding prior to the 2-for-1 stock split paid on April 30, 2004. The following eleven directors were elected at the meeting:

                                 Votes For  Votes Against/Withheld   Abstentions
      William J. Casey           6,211,353          272,395                -
      Donald J. Amaral           6,165,571          318,177                -
      Craig S. Compton           6,226,680          257,068                -
      John S.A. Hasbrook         6,283,846          199,902                -
      Michael W. Koehnen         6,289,696          194,052                -
      Wendell J. Lundberg        6,202,532          281,216                -
      Donald E. Murphy           6,213,445          270,303                -
      Steve G. Nettleton         6,284,518          199,230                -
      Richard P. Smith           6,283,513          200,235                -
      Carroll R. Taresh          5,673,757          809,991                -
      Alex A. Vereschagin, Jr.   6,271,636          212,112                -


     The shareholders approved an amendment to the Company's articles of incorporation to increase the authorized shares of common stock from 20,000,000 to 50,000,000. 5,801,690 shares were voted for approval, 627,114 shares were voted against and 53,771 shares abstained.

     The shareholders approved an amendment to the Company's 2001 stock option plan to increase by 450,000 the number of shares which may be granted under the plan. 4,178,658 shares were voted for approval, 926,004 shares were voted against and 108,449 shares abstained.

     The shareholders ratified the appointment of KPMG LLP as independent public accountants of the Company for 2004. 6,378,503 shares were voted for the ratification, 23,539 shares were voted against and 81,706 shares abstained.
     Item 6 - Exhibits and Reports on Form 8-K

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

    10.2* Form of Change of Control Agreement dated April 10, 2001, between TriCo and each of Richard O'Sullivan, Thomas Reddish, Ray Rios and Richard Smith, and dated February 27, 2003, between TriCo and Craig Carney filed as Exhibit 10.9 to TriCo's Report on Form 10-Q for the quarter ended September 30, 2001

    10.3* TriCo's 1993 Non-Qualified Stock Option Plan filed as Exhibit 4.1 to TriCo's Form S-8 Registration Statement dated January 18, 1995 (No. 33-88704)

    10.4* TriCo's Non-Qualified Stock Option Plan filed as Exhibit 4.2 to TriCo's Form S-8 Registration Statement dated January 18, 1995 (No. 33-88704)

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

    10.16* Form of Tri-Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Andrew Mastorakis, Richard Miller, Richard O'Sullivan, and Thomas Reddish, filed as Exhibit 10.16 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

    10.17* Form of Tri-Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Verischagin, filed as Exhibit 10.17 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

    10.18* Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of the directors of TriCo Bancshares/Tri Counties Bank effective on the date that each director is first elected, filed as Exhibit 10.18 to TriCo'S Annual Report on Form 10-K for the year ended December 31, 2003.

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

(b) Reports on Form 8-K

     During the quarter ended March 31, 2004 the Company filed the following Current Reports on Form 8-K:

              Description                               Date of Report
              ----------------------------------        ---------------------
              TriCo Bancshares Announces 2-for-1        March 11, 2004
              Stock Split

              Quarterly results of operations           April 21, 2004

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     TRICO BANCSHARES
                                       (Registrant)

Date:  May 4, 2004                   /s/ Thomas J. Reddish
                                     -----------------------------------
                                     Thomas J. Reddish
                                     Executive Vice President and
                                     Chief Financial Officer

EXHIBITS

Exhibit 11.1

TRICO BANCSHARES
Computation of Earnings Per Share on Common and Common Equivalent Shares and on Common Shares Assuming Full Dilution

                                                   For the
                                                three months
                                               ended March 31,
(In thousands, except per share data)        2004           2003
                                           ----------------------

Weighted average number of common
    shares outstanding - basic              15,617         14,141

Add exercise of options reduced by
    the number of shares that could
    have been purchased with the
    proceeds of such exercise                  596            359
                                           ----------------------
Weighted average number of common
    shares outstanding - diluted            16,213         14,500
                                           ======================

Net income                                  $4,777         $3,613

Basic earnings per share                     $0.31          $0.26

Diluted earnings per share                   $0.29          $0.25

Exhibit 31.1

Rule 13a-14/15d-14 Certification of CEO

I, Richard P. Smith, certify that;

    1.    I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  TriCo
          Bancshares;
    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and
          c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;
    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors;
          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and
          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: May 4, 2004                       /s/ Richard P. Smith
                                        ----------------------------------------
                                        Richard P. Smith
                                        President and Chief Executive Officer

Exhibit 31.2

Rule 13a-14/15d-14 Certification of CFO

I, Thomas J. Reddish, certify that;

    1.    I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  TriCo
          Bancshares;
    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and
          c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;
    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors;
          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and
          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: May 4, 2004                       /s/ Thomas J. Reddish
                                        ----------------------------------------
                                        Thomas J. Reddish
                                        Executive Vice President and
                                        Chief Financial Officer

Exhibit 32.1

Section 1350 Certification of CEO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


Exhibit 32.2

Section 1350 Certification of CFO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Reddish, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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