Form 10-Q
period 2004-06-30
TRICO BANCSHARES /
filed 2004-08-06
CIK 356171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2004                   Commission file number 0-10661
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

                             Yes  X        No
                                -----        -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes  X        No
                                -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class:  Common stock, no par value

Outstanding shares as of August 3, 2004:  15,677,000

                                TABLE OF CONTENTS

                                                                            Page

Forward Looking Statements                                                    1

PART I - FINANCIAL INFORMATION                                                2

  Item 1 - Financial Statements                                               2

    Notes to Unaudited Condensed Consolidated Financial Statements            6

    Financial Summary                                                        14

  Item 2 - Management's Discussion and Analysis of Financial                 15
                 Condition and Results of Operations

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk        29

  Item 4 - Controls and Procedures                                           30

PART II - OTHER INFORMATION                                                  31

  Item 1 - Legal Proceedings                                                 31

  Item 2 - Changes in Securities, Use of Proceeds and
                 Issuer Purchases of Equity Securities                       31

  Item 4 - Submission of Matters to a Vote of Security Holders               31

  Item 5 - Other Information                                                 32

  Item 6 - Exhibits and Reports on Form 8-K                                  32

  Signatures                                                                 34

  Exhibits                                                                   35

                           FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about TriCo Bancshares (the "Company") for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on Management's current knowledge and belief and include information concerning the Company's possible or assumed future financial condition and results of operations. When you see any of the words "believes", "expects", "anticipates", "estimates", or similar expressions, they mean making forward-looking statements. A number of factors, some of which are beyond the Company's ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to:

    -  a slowdown in the national and California economies;
    - increased economic uncertainty created by the terrorist attacks on the United States and the actions taken in response;
    - the prospect of additional terrorist attacks in the United States and the uncertain effect of these events on the national and regional economies;
    -  changes in the interest rate environment;
    -  changes in the regulatory environment;
    -  significantly increasing competitive pressure in the banking industry;
    -  operational risks including data processing system failures or fraud;
    -  volatility of rate sensitive deposits; and
    -  asset/liability matching risks and liquidity risks.

The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2003, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report.



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                TRICO BANCSHARES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                                  (Unaudited)               (Unaudited)
                                                                  At June 30,             At December 31,
                                                            2004              2003             2003
                                                      -------------------------------   -----------------
Assets:
     Cash and due from banks                              $65,512           $65,051          $80,603
     Federal funds sold                                         -             3,200              326
                                                      -------------------------------   -----------------
         Cash and cash equivalents                         65,512            68,251           80,929

     Investment securities available for sale             309,163           354,040          316,436
     Loans
         Commercial                                       146,262           147,746          142,252
         Consumer                                         357,901           237,704          319,029
         Real estate mortgages                            518,696           407,218          458,369
         Real estate construction                          55,605            59,622           61,591
                                                      -------------------------------   -----------------
                                                        1,078,464           852,290          981,241

     Allowance for loan losses                            (15,529)          (13,455)         (13,773)
                                                      -------------------------------   -----------------
         Loans, net of allowance for loan losses        1,062,935           838,835          967,468
     Premises and equipment, net                           18,996            19,830           19,521
     Cash value of life insurance                          39,844            34,633           38,980
     Other real estate owned                                  628             1,551              932
     Accrued interest receivable                            6,069             6,001            6,027
     Goodwill and other intangible assets                  20,931            22,189           21,604
     Other assets                                          21,095            15,572           16,858
                                                      -------------------------------   -----------------
         Total Assets                                  $1,545,173        $1,360,902       $1,468,755
                                                      ===============================   =================
Liabilities:
     Deposits:
         Noninterest-bearing demand                      $282,292          $260,861         $298,462
         Interest-bearing demand                          224,552           204,538          220,875
         Savings                                          476,798           393,198          441,461
         Time certificates, $100,000 and over              99,242           111,249           94,500
         Other time certificates                          184,468           203,759          181,525
                                                      -------------------------------   -----------------
         Total deposits                                 1,267,352         1,173,605        1,236,823
     Federal funds purchased                               66,000            17,400           39,500
     Accrued interest payable                               2,272             2,615            2,638
     Other Liabilities                                     17,125            19,810           18,328
     Long-term debt and other borrowings                   22,866            22,905           22,887
     Junior subordinated debt                              41,238                 -           20,619
                                                      -------------------------------   -----------------
         Total Liabilities                              1,416,853         1,236,335        1,340,795
                                                      ===============================   =================
Shareholders' Equity:
     Authorized - 50,000,000 shares of common stock
     Issued and outstanding:
         15,640,000 at June 30, 2004                       69,623
         15,704,000 at June 30, 2003                                         70,015
         15,668,000 at December 31, 2003                                                      69,767
     Retained earnings                                     60,681            51,119           56,379
     Accumulated other comprehensive
         (loss) income, net                                (1,984)            3,433            1,814
                                                      -------------------------------   -----------------
         Total Shareholders' Equity                       128,320           124,567          127,960
                                                      -------------------------------   -----------------
Total Liabilities and Shareholders' Equity             $1,545,173        $1,360,902       $1,468,755
                                                      ===============================   =================


Share and per share data for all periods have been adjusted to reflect the 2-for-1 stock split paid on April 30, 2004. See accompanying notes to unaudited condensed consolidated financial statements


                                TRICO BANCSHARES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                 Three months ended June 30,Six months ended June 30,
                                                    2004            2003       2004           2003
                                               --------------------------------------------------------
Interest Income:
  Interest and fees on loans                      $17,551         $14,713    $34,290        $27,702
  Interest on federal funds sold                        1              18         11            102
  Interest on investment securities
    available for sale
      Taxable                                       2,638           2,939      5,359          5,683
      Tax exempt                                      438             491        880          1,023
                                               --------------------------------------------------------
      Total interest income                        20,628          18,161     40,540         34,510
                                               --------------------------------------------------------
Interest Expense:
  Interest on interest-bearing demand deposits        105             132        205            250
  Interest on savings                                 857             906      1,764          1,626
  Interest on time certificates of deposit          1,425           2,023      2,867          3,982
  Interest on short-term borrowing                    150              63        184             63
  Interest on long-term debt                          320             321        640            639
  Interest on junior subordinated debt                230               -        441              -
                                               --------------------------------------------------------
      Total interest expense                        3,087           3,445      6,101          6,560
                                               --------------------------------------------------------
Net Interest Income                                17,541          14,716     34,439         27,950
                                               --------------------------------------------------------
Provision for loan losses                           1,300             150      1,950            300
                                               --------------------------------------------------------
Net Interest Income After Provision for
  Loan Losses                                      16,241          14,566     32,489         27,650
                                               --------------------------------------------------------
Noninterest Income:
  Service charges and fees                          4,910           3,985      8,991          7,485
  Gain on sale of loans                               433           1,319      1,058          2,452
  Commissions on sale of non-deposit
    investment products                               615             461      1,129            909
  Other                                               984             789      1,519          1,104
                                               --------------------------------------------------------
  Total Noninterest Income                          6,942           6,554     12,697         11,950
                                               --------------------------------------------------------
Noninterest Expense:
  Salaries and related benefits                     8,440           7,636     16,607         14,513
  Other                                             6,972           6,732     13,151         12,506
                                               --------------------------------------------------------
  Total Noninterest Expense                        15,412          14,368     29,758         27,019
                                               --------------------------------------------------------
Income Before Income Taxes                          7,771           6,752     15,428         12,581
                                               --------------------------------------------------------
  Provision for income taxes                        2,924           2,498      5,804          4,714
                                               --------------------------------------------------------
Net Income                                         $4,847          $4,254     $9,624         $7,867
                                               --------------------------------------------------------
Other Comprehensive (Loss) Income:
  Change in unrealized (loss) gain on
      securities available for sale, net           (4,410)            745     (3,798)         1,130
                                               --------------------------------------------------------
Comprehensive Income                                 $437          $4,999     $5,826         $8,997
                                               ========================================================
Average Shares Outstanding                         15,640          15,593     15,628         14,867
Diluted Average Shares Outstanding                 16,215          16,042     16,214         15,316
Per Share Data
  Basic Earnings                                    $0.31           $0.27      $0.62          $0.53
  Diluted Earnings                                  $0.30           $0.27      $0.59          $0.51
  Dividends Paid                                    $0.11           $0.10      $0.21          $0.20


Share and per share data for all periods have been adjusted to reflect the 2-for-1 stock split paid on April 30, 2004. See accompanying notes to unaudited condensed consolidated financial statements

                                TRICO BANCSHARES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (In thousands, unaudited)
                                                       Accumulated
                                                          Other
                                   Common   Retained   Comprehensive
                                   Stock    Earnings  Income (Loss), net  Total
                                 -----------------------------------------------
Balance, December 31, 2002        $50,472    $46,239       $2,303       $99,014
  Net income for the period                    7,867                      7,867
  Stock issued, including
    stock option tax benefits      18,527                                18,527
  Exercise of stock options,
    including tax benefits          1,016                                 1,016
  Dividends                                   (2,987)                    (2,987)
  Unrealized gain on securities
    available for sale, net                                 1,130         1,130
                                 -----------------------------------------------
Balance, June 30, 2003            $70,015    $51,119       $3,433      $124,567
                                 ===============================================

Balance, December 31, 2003        $69,767    $56,379       $1,814      $127,960
  Net income for the period                    9,624                      9,624
  Stock issued, including
    stock option tax benefits         602                                   602
  Repurchase of common stock         (746)    (2,047)                    (2,793)
  Dividends                                   (3,275)                    (3,275)
  Unrealized loss on securities
    available for sale, net                                (3,798)       (3,798)
                                 -----------------------------------------------
Balance, June 30, 2004            $69,623    $60,681      ($1,984)     $128,320
                                 ===============================================

See accompanying notes to unaudited condensed consolidated financial statements


                                TRICO BANCSHARES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)
                                                                       For the six months
                                                                         ended June 30,
                                                                     2004               2003
                                                                 -------------------------------
Operating Activities:
   Net income                                                       $9,624             $7,867
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization of property and equipment       1,625              1,323
       Amortization of intangible assets                               673                552
       Provision for loan losses                                     1,950                300
       Amortization of investment securities premium, net            1,009              1,819
       Investment security gains net                                     -               (100)
       Originations of loans for resale                            (55,376)          (115,962)
       Proceeds from sale of loans originated for resale            55,929            117,135
       Gain on sale of loans                                        (1,058)            (2,452)
       Amortization of mortgage servicing rights                       406                543
       Reduction of mortgage servicing rights valuation allowance     (600)                 -
       Gain on sale of other real estate owned                        (182)               (60)
       Gain on sale of fixed assets                                    (12)                (3)
       Change in assets and liabilities:
         (Increase) decrease in interest receivable                    (42)               185
         Decrease in interest payable                                 (366)              (386)
         (Increase) decrease in other assets and liabilities        (3,112)             3,329
                                                                 -------------------------------
Net Cash Provided by Operating Activities                           10,468             14,090
                                                                 -------------------------------
Investing Activities:
   Net cash obtained in mergers and acquisitions                         -              7,450
   Proceeds from maturities of securities available-for-sale        41,225            122,570
   Proceeds from sale of securities available-for-sale                   -             12,139
   Purchases of securities available-for-sale                      (41,438)          (109,717)
   Net increase in loans                                           (97,417)           (90,439)
   Proceeds from sale of premises and equipment                        539                 10
   Purchases of property and equipment                              (1,407)            (1,555)
   Proceeds from sale of other real estate owned                       478                 60
   Purchase of life insurance                                            -            (18,910)
                                                                 -------------------------------
Net Cash Used by Investing Activities                              (98,020)           (78,392)
                                                                 -------------------------------
Financing Activities:
   Net increase in deposits                                         30,529             42,319
   Net increase in Federal funds purchased                          26,500             17,400
   Issuance of junior subordinated debt                             20,619                  -
   Payments of principal on long-term debt agreements                  (21)               (19)
   Repurchase of Common Stock                                       (2,793)
   Dividends paid                                                   (3,275)            (2,987)
   Exercise of stock options/issuance of Common Stock                  576                570
                                                                 -------------------------------
Net Cash Provided by Financing Activities                           72,135             57,283
                                                                 -------------------------------
Net Decrease in Cash and Cash Equivalents                          (15,417)            (7,019)
                                                                 -------------------------------
Cash and Cash Equivalents and Beginning of Period                   80,929             75,270
                                                                 -------------------------------
Cash and Cash Equivalents at End of Period                         $65,512            $68,251
                                                                 ===============================
Supplemental Disclosure of Noncash Activities:
   Unrealized (loss) gain on securities available for sale         ($6,477)            $1,830
   Loans transferred to other real estate owned                          -               $619
Supplemental Disclosure of Cash Flow Activity:
   Cash paid for interest expense                                   $6,467             $6,872
   Cash paid for income taxes                                       $7,460             $3,010
   Income tax benefit from stock option exercises                      $26               $446
The acquisition of North State National Bank
   Involved the following:
   Common stock issued                                                                $18,527
   Liabilities assumed                                                               $126,722
   Fair value of assets acquired, other than cash
     and cash equivalents                                                           ($119,102)
   Core deposit intangible                                                            ($3,365)
   Goodwill                                                                          ($15,332)
   Net cash and cash equivalents received                                              $7,450

See accompanying notes to unaudited condensed consolidated financial statements


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: General  Summary of  Significant  Accounting  Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Tri Counties Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations

The Company operates 33 branch offices and 13 in-store branch offices in the California counties of Butte, Contra Costa, Del Norte, Fresno, Glenn, Kern, Lake, Lassen, Madera, Mendocino, Merced, Nevada, Placer, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare and Yuba. The Company's operating policy since its inception has emphasized retail banking. Most of the Company's customers are retail customers and small to medium sized businesses.

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

Investment Securities

The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. During the six months ended June 30, 2004 and throughout 2003, the Company did not have any securities classified as either held-to-maturity or trading.

Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of other comprehensive (loss) income in shareholders' equity until realized.

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

Loans

Loans are reported at the principal amount outstanding, net of unearned income and the allowance for loan losses. Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loan's yield over the estimated life of the loan. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is generally discontinued either when reasonable doubt exists as to the full, and timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When loans are 90 days past due, but in Management's judgment are well secured and in the process of collection, they may not be classified as nonaccrual. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of Management, the loans are estimated to be fully collectible as to both principal and interest.

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold substantially all of its conforming long-term residential mortgage loans originated during six months ended June 30, 2004 for cash proceeds equal to the fair value of the loans.

The following table summarizes the Company's mortgage servicing rights assets as of June 30, 2004 and December 31, 2003.

                                 December 31,                          June 30,
   (Dollars in thousands)            2003     Additions   Reductions     2004
                                 -----------------------------------------------
   Mortgage Servicing Rights        $3,413       $506       ($406)      $3,513
   Valuation allowance                (600)                   600            -
                                 -----------------------------------------------
   Mortgage servicing rights, net
     of valuation allowance         $2,813       $506        $194       $3,513
                                 ===============================================

The recorded value of mortgage servicing rights is included in other assets, and is amortized in proportion to, and over the period of, estimated net servicing revenues. The Company assesses capitalized mortgage servicing rights for impairment based upon the fair value of those rights at each reporting date. For purposes of measuring impairment, the rights are stratified based upon the product type, term and interest rates. Fair value is determined by discounting estimated net future cash flows from mortgage servicing activities using discount rates that approximate current market rates and estimated prepayment rates, among other assumptions. The amount of impairment recognized, if any, is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value. Impairment, if any, is recognized through a valuation allowance for each individual stratum. At June 30, 2004, the Company had no mortgage loans held for sale. At June 30, 2004 and December 31, 2003, the Company serviced real estate mortgage loans for others of $373 million and $357 million, respectively.

Premises and Equipment

Premises and equipment, including those acquired under capital lease, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expenses are computed using the straight-line method over the estimated useful lives of the related assets or lease terms. Asset lives range from 3-10 years for furniture and equipment and 15-40 for land improvement and buildings.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company applies the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). Pursuant to SFAS 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144). As of the date of adoption, the Company had identifiable intangible assets consisting of core deposit premiums and minimum pension liability. Core deposit premiums are amortized using an accelerated method over a period of ten years. Intangible assets related to minimum pension liability are adjusted annually based upon actuarial estimates.

The following table summarizes the Company's core deposit intangibles as of June 30, 2004 and December 31, 2003.

                                  December 31,                         June 30,
  (Dollar in Thousands)              2003      Additions   Reductions    2004
                                  ----------------------------------------------
   Core deposit intangibles         $13,643         -            -      $13,643
   Accumulated amortization          (7,843)    ($673)           -       (8,516)
                                  ----------------------------------------------
   Core deposit intangibles, net     $5,800     ($673)           -       $5,127
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

The  following  table  summarizes  the  Company's   minimum  pension   liability
intangible as of June 30, 2004 and December 31, 2003.

                                  December 31,                         June 30,
  (Dollar in Thousands)              2003      Additions   Reductions    2004
                                  ----------------------------------------------
   Minimum pension liability
    intangible                       $285           -            -        $285

Intangible assets related to minimum pension liability are adjusted annually based upon actuarial estimates.

The following table summarizes the Company's goodwill intangible as of June 30, 2004 and December 31, 2003.

                                  December 31,                         June 30,
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

Junior Subordinated Debt

On June 22, 2004 the Company formed a subsidiary business trust, TriCo Capital Trust II, to issue trust preferred securities. Concurrently with the issuance of the trust preferred securities, the trust issued 619 shares of common stock to the Company for $1,000 per share or an aggregate of $619,000. In addition, the Company issued a Junior Subordinated Debenture to the Trust in the amount of $20,619,000. The terms of the Junior Subordinated Debenture are materially consistent with the terms of the trust preferred securities issued by TriCo Capital Trust II. Also on June 22, 2004, TriCo Capital Trust II completed an offering of 20,000 shares of cumulative trust preferred securities for cash in an aggregate amount of $20,000,000. The trust preferred securities are mandatorily redeemable upon maturity on July 23, 2034 with an interest rate that resets quarterly at three-month LIBOR plus 2.55%, or 4.10% for the first quarterly interest period. TriCo Capital Trust II has the right to redeem the trust preferred securities on or after July 23, 2009. The trust preferred securities were issued through an underwriting syndicate to which the Company paid underwriting fees of $2.50 per trust preferred security or an aggregate of $50,000. The net proceeds of $19,950,000 will be used to finance the opening of new branches, improve bank services and technology, repurchase shares of the Company's common stock as described below and increase the Company's capital. The trust preferred securities have not been and will not be registered under the Securities Act of 1933, as amended, or applicable state securities laws and were sold pursuant to an exemption from registration under the Securities Act of 1933. The trust preferred securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws.

The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust II were reflected as junior subordinated debt in the consolidated balance sheet at June 30, 2004. The common stock issued by TriCo Capital Trust II was recorded in other assets in the consolidated balance sheet at June 30, 2004.

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

Stock-Based Compensation

The Company uses the intrinsic value method to account for its stock option plans (in accordance with the provisions of Accounting Principles Board Opinion No. 25). Under this method, compensation expense is recognized for awards of options to purchase shares of common stock to employees under compensatory plans only if the fair market value of the stock at the option grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148) permit companies to continue using the intrinsic value method or to adopt a fair value based method to account for stock option plans. The fair value based method results in recognizing as expense over the vesting period the fair value of all stock-based awards on the date of grant. The Company has elected to continue to use the intrinsic value method.

Had compensation cost for the Company's option plans been determined in accordance with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                           Three Months Ended June 30,      Six Months Ended June 30,
(in thousands, except per share amounts)      2004             2003           2004             2003
                                              ----             ----           ----             ----
Net income                   As reported     $4,847           $4,254         $9,624           $7,867
                               Pro forma     $4,762           $4,198         $9,457           $7,755
Basic earnings per share     As reported      $0.31            $0.27          $0.62            $0.53
                               Pro forma      $0.30            $0.27          $0.61            $0.52
Diluted earnings per share   As reported      $0.30            $0.27          $0.59            $0.51
                               Pro forma      $0.29            $0.26          $0.58            $0.51
Stock-based employee compensation
   cost, net of related tax effects,
   included in net income    As reported         $0               $0             $0               $0
                               Pro forma        $85              $56           $167             $112

Share and per share data for all periods have been adjusted to reflect the 2-for-1 stock split paid on April 30, 2004.


Retirement Plans

The Company has supplemental retirement plans covering directors and key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies to pay the retirement obligations.

The following table sets forth the net periodic benefit cost recognized for the plans:

                                                                Three Months         Six Months
                                                               Ended June 30,      Ended June 30,
(in thousands)                                                2004       2003       2004     2003
                                                              ----       ----       ----     ----
Net pension cost included the following components:
Service cost-benefits earned during the period                $117        $31       $151      $63
Interest cost on projected benefit obligation                  144        105        248      209
Amortization of net obligation at transition                    (3)         9          5       18
Amortization of prior service cost                              34         20         54       40
Recognized net actuarial loss                                   18         38         55       77
                                                              -----------------------------------
Net periodic pension cost                                     $310       $203       $513     $407
                                                              ===================================


During the six months ended June 30, 2004, the Company contributed and paid out as benefits $265,000 to participants under the plans. For the year ending December 31, 2004, the Company expects to contribute and pay out as benefits $490,000 to participants under the plans.

During the quarter ended June 30, 2004, the Company established the 2004 TriCo Bancshares Supplemental Executive Retirement Plan ("2004 SERP"). The 2004 SERP is designed to replace the 1987 Tri Counties Bank Supplemental Executive Retirement Plan ("1987 SERP"). Participants who were eligible to receive benefits in the 1987 SERP and were employed by the Company as of December 31, 2003 will have their benefits provided by the 2004 SERP. All eligible Participants who were no longer employed by the Company as of December 31, 2003 will continue to receive benefits pursuant to the provisions of the 1987 SERP.

During the quarter ended June 30, 2004, the Company established the 2004 TriCo Bancshares Supplemental Retirement Plan for Directors ("2004 SRP for Directors"). The 2004 SRP for Directors is designed to replace the 1987 Tri Counties Bank Supplemental Retirement Plan for Directors ("1987 SRP for Directors"). Participants who were eligible to receive benefits in the 1987 SRP for Directors and were Directors of by the Company as of December 31, 2003 will have their benefits provided by the 2004 SRP for Directors. All eligible Participants who were no longer Directors of the Company as of December 31, 2003 will continue to receive benefits pursuant to the provisions of the 1987 SRP for Directors.

Based on the current circumstances, and the establishment of the plans noted above, the Company currently estimates net periodic pension cost for the year-ending December 31, 2004 will be approximately $1,026,000 compared to $812,000 and $738,000 that was recorded for the years ended December 31, 2003 and 2002, respectively.

Deferred Compensation Plans

The Company has deferred compensation plans covering its directors and key executives. During the quarter ended June 30, 2004, the Company established the 2004 TriCo Bancshares Deferred Compensation Plan ("2004 Deferred Comp Plan), and modified the existing 1987 Tri Counties Bank Executive Deferred Compensation Plan ("1987 Plan") and the 1992 Tri Counties Bank Director Deferred Compensation Plan ("1992 Plan").

The modifications to the 1987 Plan and the 1992 Plan include the following:

       - A limitation on participant deferrals (not including accumulated interest) not to exceed $250,000 through December 31, 2004.
       - A requirement that the account balance of any participant be distributed on or before 12/31/2008, or, at the participant's election, transferred as the participant's opening balance to the 2004 Deferred Comp Plan.
       -  Final termination on December 31, 2008.

The features of the 2004 Deferred Comp Plan include the following:

       - Eligibility and participation requirements are unchanged from the 1987 Plan and the 1992 Plan. The 2004 Deferred Comp Plan provides for participation by both employees and directors.
       - Participants may elect to defer any portion of their future compensation. The amount to be deferred will be stated as a percentage and must not be less than two thousand four hundred dollars ($2,400) during the deferral period.
       - A participant in the 2004 Deferred Comp Plan controls his investments in a Bank-owned brokerage account. Although the participant will manage his or her brokerage account, it will remain the sole property of the Bank and only the Bank will be permitted to make contributions to or withdrawals from the account.

As of June 30, 2004, participant balances in the 1987 Plan and the 1992 Plan totaled $5,757,000, and were recorded as other liabilities in the Company's consolidated financial statements. The Company currently estimates that as the 1987 Plan and the 1992 Plan are phased out and terminated on December 31, 2008, the Company will recognize related annual cost savings.

Comprehensive Income

For the Company, comprehensive income includes net income reported on the statement of income, changes in the fair value of its available-for-sale investments, and changes in the minimum pension liability reported as a component of shareholders' equity.

The changes in the components of accumulated other comprehensive income (loss) for the six months ended June 30, 2004 and 2003 are reported as follows:

                                           Six Months Ended June 30,
                                             2004             2003
                                         -----------------------------
Unrealized Gain on Securities                    (in thousands)

Beginning Balance                           $2,519           $3,048
Unrealized (loss) gain arising
  during the period, net of tax             (3,798)           1,130
                                         -----------------------------
Ending Balance                             ($1,279)          $4,178
                                         =============================

Minimum Pension Liability
Beginning Balance                            ($705)           ($745)
Change in minimum pension liability,
  net of tax                                     -                -
                                         -----------------------------
Ending Balance                               ($705)           ($745)
                                         =============================
Total accumulated other comprehensive
  income (loss), net                       ($1,984)          $3,433
                                         =============================

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



                                TRICO BANCSHARES
                                Financial Summary
                (dollars in thousands, except per share amounts)

                                                           (Unaudited)                  (Unaudited)
                                                       Three months ended            Six months ended
                                                            June 30,                     June 30,
                                                ------------------------------------------------------------
                                                      2004              2003        2004           2003
Net Interest Income (FTE)                           $17,811           $15,000     $34,958        $28,543
Provision for loan losses                            (1,300)             (150)     (1,950)          (300)
Noninterest income                                    6,942             6,554      12,697         11,950
Noninterest expense                                 (15,412)          (14,368)    (29,758)       (27,019)
Provision for income taxes (FTE)                     (3,194)           (2,782)     (6,323)        (5,307)

Net income                                           $4,847            $4,254      $9,624         $7,867


Average shares outstanding                           15,640            15,593      15,628         14,867
Diluted average shares outstanding                   16,215            16,042      16,214         15,271
Shares outstanding at period end                     15,640            15,704      15,640         15,704

As Reported:
   Basic earnings per share                           $0.31             $0.27       $0.62          $0.53
   Diluted earnings per share                         $0.30             $0.27       $0.59          $0.51
   Return on assets                                   1.29%             1.27%       1.31%          1.26%
   Return on equity                                  14.97%            13.88%      14.89%         14.07%
   Net interest margin                                5.27%             5.02%       5.31%          5.09%
   Net loan charge-offs to average loans              0.03%             0.96%       0.04%          0.58%
   Efficiency ratio (FTE)                            62.26%            66.66%      62.44%         66.73%

Average Balances:
   Total assets                                  $1,505,261        $1,339,107  $1,473,107     $1,244,433
   Earning assets                                 1,351,774         1,194,618   1,316,403      1,121,452
   Total loans                                    1,029,425           801,493   1,000,109        740,734
   Total deposits                                 1,252,472         1,146,211   1,242,088      1,075,032
   Shareholders' equity                            $129,481          $122,567    $129,307       $111,853

Balances at Period End:
   Total assets                                  $1,545,173        $1,360,902
   Earning assets                                 1,387,627         1,209,530
   Total loans                                    1,078,464           852,290
   Total deposits                                 1,267,352         1,173,605
   Shareholders' equity                            $128,320          $124,567

Financial Ratios at Period End:
   Allowance for loan losses to loans                 1.44%             1.58%
   Book value per share                               $8.20             $7.93
   Tangible book value per share                      $6.87             $6.52
   Equity to assets                                   8.30%             9.15%
   Total capital to risk assets                      12.40%            10.37%

Dividends Paid Per Share                              $0.11             $0.10       $0.21          $0.20
Dividend Payout Ratio                                 36.7%             37.0%       35.6%          38.5%

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

The Company had quarterly earnings of $4,847,000, or $0.30 per diluted share, for the three months ended June 30, 2004. These results represent a 11.1% increase from the $0.27 earnings per diluted share reported for the three months ended June 30, 2003 on earnings of $4,254,000. The improvement in results from the year-ago quarter was due to a $2,811,000 (18.7%) increase in fully tax-equivalent net interest income to $17,811,000, and a $388,000 (5.9%) increase in noninterest income to $6,942,000. These contributing factors were partially offset by a $1,150,000 (767%) increase in provision for loan losses and a $1,044,000 (7.3%) increase in noninterest expense to $15,412,000 for the quarter ended June 30, 2004.

The Company reported earnings of $9,624,000, or $0.59 per diluted share, for the six months ended June 30, 2004. These results represent a 15.7% increase from the $0.51 earnings per diluted share reported for the six months ended June 30, 2003 on earnings of $7,867,000. The improvement in results from the year-ago period was due to a $6,415,000 (22.5%) increase in fully tax-equivalent net interest income to $34,958,000, and a $747,000 (6.3%) increase in noninterest income to $12,697,000. These contributing factors were partially offset by a $1,650,000 (550%) increase in provision for loan losses to $1,950,000, and a $2,739,000 (10.1%) increase in noninterest expense to $29,758,000 for the six months ended June 30, 2004.

Following is a summary of the components of fully taxable equivalent ("FTE") net income for the periods indicated (dollars in thousands):

                                    Three months ended        Six months ended
                                          June 30,                 June 30,
                                ------------------------------------------------
                                   2004           2003       2004         2003
                                ------------------------------------------------
Net Interest Income (FTE)        $17,811        $15,000    $34,958      $28,543
Provision for loan losses         (1,300)          (150)    (1,950)        (300)
Noninterest income                 6,942          6,554     12,697       11,950
Noninterest expense              (15,412)       (14,368)   (29,758)     (27,019)
Provision for income taxes (FTE)  (3,194)        (2,782)    (6,323)      (5,307)
                                ------------------------------------------------
Net income                        $4,847         $4,254)    $9,624       $7,867
                                ================================================

Net income for the second quarter of 2004 was $593,000 (13.9%) more than for the same quarter of 2003. A significant increase in fully taxable equivalent net interest income (up $2,811,000 or 18.7%) and an increase in noninterest income (up $388,000 or 5.9%), more than offset an increase in provision for loan losses (up $1,150,000 or 767%), and an increase in noninterest expenses (up $1,044,000 or 7.3%). The increase in net interest income (FTE) was due to an increase in average balance of interest-earning assets (up $157 million to $1.352 billion or 13.1%) and a 0.25% increase in net interest margin. The increase in provision for loan losses was mainly due to loan growth as loan quality remains high and loan charge-offs remain low. The $388,000 increase in noninterest income from the year-ago quarter was mainly due to an increase in service charges and fee income (up $356,000 or 8.9% to $4,340,000), an increase in gain on sale of nondeposit investment products (up $154,000 or 33.4% to $615,000), and an increase in cash value of life insurance (up $56,000 or 14.9% to $432,000). Also during the quarter ended June 30, 2004, the Company recovered $570,000 of a previously recorded valuation allowance related to its mortgage servicing asset, and realized gains of $89,000 and $182,000 on the sale of fixed assets and other real estate, respectively. Partially offsetting these contributing factors was a decrease in gain on sale of loans (down $886,000 or 67.2% to $433,000). The increase in noninterest expense was mainly due to an increase in salary and benefit expense (up $804,000 or 10.5% to $8,440,000). The increase in salary and benefits expense was mainly due to the opening of de-novo branches in Roseville (November 2003), Folsom (December 2003), and Turlock (April 2004), and regular salary increases. Other noninterest expense also increased (up $240,000 or 3.6% to $6,972,000).

Net income for the six months ended June 30, 2004 was $1,757,000 (22.3%) more than for the same period of 2003. A significant increase in fully taxable equivalent net interest income (up $6,415,000 or 22.5%) and an increase in noninterest income (up $747,000 or 6.3%), more than offset an increase in provision for loan losses (up $1,650,000 or 550%), and an increase in noninterest expenses (up $2,739,000 or 10.1%). The increase in net interest income (FTE) was due to an increase in average balance of interest-earning assets (up $195 million to $1.316 billion or 17.4%) and a 0.22% increase in net interest margin. The increase in provision for loan losses was mainly due to loan growth as loan quality remains high and loan charge-offs remain low. The $747,000 increase in noninterest income from the year-ago six month period was mainly due to an increase in service charges and fee income (up $906,000 or 12.1% to $8,392,000), an increase in gain on sale of nondeposit investment products (up $220,000 or 24.2% to $1,129,000), and an increase in cash value of life insurance (up $349,000 or 67.8% to $864,000). Also during the six months ended June 30, 2004, the Company recovered $600,000 of a previously recorded valuation allowance related to its mortgage servicing asset, and realized gains of $12,000 and $182,000 on the sale of fixed assets and other real estate, respectively. Partially offsetting these contributing factors was a decrease in gain on sale of loans (down $1,394,000 or 56.9% to $1,058,000). The increase in noninterest expense was mainly due to an increase in salary and benefit expense (up $2,094,000 or 14.4% to $16,607,000). The increase in salary and benefits expense was mainly due to the addition of one branch from the acquisition of North State National Bank (April 2003), the opening of de-novo branches in Roseville (November 2003), Folsom (December 2003), and Turlock (April 2004), and regular salary increases. Other noninterest expense also increased (up $645,000 or 5.2% to $13,151,000).

Net Interest Income

Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):


                                             Three months ended             Six months ended
                                                  June 30,                      June 30,
                                         -------------------------------------------------------
                                              2004         2003            2004         2003
                                         -------------------------------------------------------
     Interest income                        $20,628      $18,161          $40,540      $34,510
     Interest expense                        (3,087)      (3,445)          (6,101)      (6,560)
     FTE adjustment                             270          284              519          593
                                         -------------------------------------------------------
        Net interest income (FTE)           $17,811      $15,000          $34,958      $28,543
                                         =======================================================
     Average earning assets              $1,351,774   $1,194,618       $1,316,403   $1,121,452

     Net interest margin (FTE)                5.27%        5.02%            5.31%        5.09%


The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense in interest-bearing liabilities. Net interest income (FTE) during the first quarter of 2004 increased $2,811,000 (18.7%) from the same period in 2003 to $17,811,000. The increase in net interest income (FTE) was due to the increased average balances of earning assets (up $157 million or 13.1% to $1.352 billion) and a 0.25% increase in net interest margin (FTE).

Net interest income (FTE) during the first six months of 2004 increased $6,415,000 (22.5%) from the same period in 2003 to $34,958,000. The increase in net interest income (FTE) was due to the increased average balances of earning assets (up $195 million or 17.4% to $1.316 billion) and a 0.22% increase in net interest margin (FTE).

Interest and Fee Income

Interest and fee income (FTE) for the second quarter of 2004 increased $2,453,000 (13.3%) from the second quarter of 2003. The increase was the net effect of higher average interest-earning assets (up $157 million or 13.1% to $1.352 billion) and no change in the yield on those average earning assets that remained at 6.18%. The growth in interest-earning assets was due to a $228 million (28.5%) increase in average loan balances that was partially offset by decreases of $65 million and $6 million in average balances of investments and federal funds sold, respectively.

The average yield on the Company's combined earning assets did not change from the year-ago quarterly yield of 6.18% despite a 0.52% decrease in the average yield of the Company's loan portfolio, due to a higher percentage of earning assets in loans rather than investments, and increased yields on investments. This downward trend in loan yields was reflective of general interest rate markets during much of the twelve months ended June 30, 2004. The increase in yields on investments was mainly due to maturities of shorter-term, lower yielding investments.

Interest and fee income (FTE) for the six months ended June 30, 2004 increased $5,956,000 (17.0%) from the same period of 2003. The increase was the net effect of higher average interest-earning assets (up $195 million or 17.4% to $1.316 billion) that was partially offset by a 0.02% decrease in the yield on those average earning assets to 6.24%. The growth in interest-earning assets was led by a $259 million (35%) increase in average loan balances to $1 billion that was partially offset by decreases of $49 million and $15 million in average balances of investments and federal funds sold, respectively.

The average yield on the Company's earning assets decreased only 0.02% to 6.24% for the six month period ended June 30, 2004 from 6.26% for the same period in 2003 despite a 0.62% decrease in the average yield of the Company's loan portfolio, due to a higher percentage of earning assets in loans rather than investments, and increased yields on investments. This downward trend in loan yields was reflective of general interest rate markets during much of the twelve months ended June 30, 2004. The increase in yields on investments was mainly due to maturities of shorter-term, lower yielding investments.

Interest Expense

Interest expense decreased $358,000 (10.4%) to $3,087,000 in the second quarter of 2004 compared to $3,445,000 in the year-ago quarter. The average balance of interest-bearing liabilities increased $132 million (13.9%) to $1.084 billion in the second quarter compared to $952 million in the year-ago quarter. The increase in interest-bearing liabilities was concentrated in the lower earning interest-bearing demand deposits (up $18 million or 8.5%), savings deposits (up $105 million or 27.8%), and Federal funds purchased (up $36 million or 180%). The average balance of the higher earning time deposits was down $50 million (15.6%) while the average balance of junior subordinated debt was up $23 million from the year-ago quarter. In addition, the average balance of noninterest-bearing deposits increased $32 million (13.5%) from the year-ago quarter. The average rate paid for all categories of interest-bearing liabilities decreased from the average rate paid in the year-ago quarter as a result of general market interest rate changes.

Interest expense decreased $459,000 (7.0%) to $6,101,000 for the six months ended June 30, 2004 compared to $6,560,000 in the year-ago period. The average balance of interest-bearing liabilities increased $165 million (18.6%) to $1.051 billion for the six months ended June 30, 2004 compared to $886 million in the year-ago period. The increase in interest-bearing liabilities was concentrated in the lower earning interest-bearing demand deposits (up $27 million or 13.6%), savings deposits (up $128 million or 36.7%), and Federal funds purchased (up $25 million or 250%). The average balance of the higher earning time deposits was down $36 million (11.7%) while the average balance of junior subordinated debt was up $22 million from the year-ago period. In addition, for the six months ended June 30, 2004, the average balance of noninterest-bearing deposits increased $48 million (21.6%) from the year-ago period. The average rate paid for all categories of interest-bearing liabilities decreased from the average rate paid in the year-ago quarter as a result of general market interest rate changes.

Net Interest Margin (FTE)

The following table summarizes the components of the Company's net interest margin for the periods indicated:

                                   Three months ended          Six months ended
                                        June 30,                   June 30,
                                   ---------------------------------------------
                                    2004         2003         2004         2003
                                   ---------------------------------------------
Yield on earning assets             6.18%        6.18%        6.24%        6.26%
Rate paid on interest-bearing
   Liabilities                      1.14%        1.45%        1.16%        1.48%
                                   ---------------------------------------------
   Net interest spread              5.04%        4.73%        5.08%        4.78%
Impact of all other net
   noninterest-bearing funds        0.23%        0.29%        0.23%        0.31%
                                   ---------------------------------------------
      Net interest margin           5.27%        5.02%        5.31%        5.09%
                                   =============================================

Net interest margin in the second quarter of 2004 increased 0.25% compared to the second quarter of 2003. This increase in net interest margin was mainly due to lower rates paid on liabilities, and a change in the ratio of loans to total interest earning assets. During the quarter ended June 30, 2004, the ratio of loans to total interest earnings assets was 76% compared to 67% in the year-ago quarter. The increase in interest income due to the increase in loan volume more than offset the effect of the 0.52% decrease in average loan yield. As a result, the average yield on total earning assets did not change, while the average rate paid on interest-bearing liabilities decreased 0.31%.

Net interest margin for the six months ended June 30, 2004 increased 0.22% compared to the six months ended June 30, 2003. This increase in net interest margin was mainly due to lower rates paid on liabilities, and a change in the ratio of loans to total interest earning assets. During the six months ended June 30, 2004, the ratio of loans to total interest earnings assets was 76%
compared to 66% in the year-ago six-month period. The increase in interest income due to the increase in loan volume more than offset the effect of the 0.62% decrease in average loan yield. As a result, the average yield on total earning assets decreased only 0.02%, while the average rate paid on interest-bearing liabilities decreased 0.32%.

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

                                                          For the three months ended
                                       ----------------------------------------------------------------
                                               June 30, 2004                     June 30, 2003
                                       -----------------------------     ------------------------------
                                                   Interest    Rates               Interest    Rates
                                         Average   Income/    Earned     Average   Income/    Earned
                                         Balance   Expense     Paid      Balance   Expense     Paid
                                       -----------------------------     ------------------------------
Assets:
Loans                                  $1,029,425  $17,551    6.82%       $801,493 $14,713     7.34%
Investment securities - taxable           287,058    2,638    3.68%        348,375   2,939     3.37%
Investment securities - nontaxable         34,870      708    8.12%         38,780     775     8.00%
Federal funds sold                            421        1    0.95%          5,970      18     1.21%
                                       -----------------------------     ------------------------------
Total earning assets                    1,351,774   20,898    6.18%      1,194,618  18,445     6.18%
Other assets                              153,487  --------                144,489 --------
                                       ----------                        ---------
Total assets                           $1,505,261                       $1,339,107
                                       ==========                        =========
Liabilities and shareholders' equity:
Interest-bearing demand deposits         $229,878      105    0.18%       $211,561     132     0.25%
Savings deposits                          482,796      857    0.71%        377,830     906     0.96%
Time deposits                             270,476    1,425    2.11%        320,268   2,023     2.53%
Federal funds purchased                    55,754      150    1.08%         19,556      63     1.29%
Other borrowings                           22,870      320    5.60%         22,908     321     5.61%
Junior subordinated debt                   22,681      230    4.06%              -       -       -
                                       -----------------------------     ------------------------------
Total interest-bearing liabilities      1,084,455    3,087    1.14%        952,123   3,445     1.45%
Noninterest-bearing deposits              269,322  --------                236,552 --------
Other liabilities                          22,003                           27,865
Shareholders' equity                      129,481                          122,567
                                       ----------                        ---------
Total liabilities and shareholders'
  equity                               $1,505,261                       $1,339,107
                                       ==========                        =========
Net interest spread(1)                                        5.04%                            4.73%
Net interest income and interest margin(2)         $17,811    5.27%                $15,000     5.02%
                                                   =================               ====================

(1) Net interest spread represents the average yield earned on assets minus the average rate paid on interest-earning assets minus the average rate paid on interest-bearing liabilities
(2) Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of earning assets.



                                                           For the six months ended
                                       ----------------------------------------------------------------
                                               June 30, 2004                     June 30, 2003
                                       -----------------------------     ------------------------------
                                                   Interest    Rates               Interest    Rates
                                         Average   Income/    Earned     Average   Income/    Earned
                                         Balance   Expense     Paid      Balance   Expense     Paid
                                       -----------------------------     ------------------------------
Assets:
Loans                                  $1,000,109  $34,290    6.86%       $740,734 $27,702     7.48%
Investment securities - taxable           278,708    5,359    3.85%        323,556   5,683     3.51%
Investment securities - nontaxable         35,171    1,399    7.96%         39,958   1,616     8.09%
Federal funds sold                          2,415       11    0.91%         17,204     102     1.19%
                                       -----------------------------     ------------------------------
Total earning assets                    1,316,403   41,059    6.24%      1,121,452  35,103     6.26%
Other assets                              156,704  --------                122,981 --------
                                       ----------                        ---------
Total assets                           $1,473,107                       $1,244,433
                                       ==========                        =========
Liabilities and shareholders' equity:
Interest-bearing demand deposits         $226,193      205    0.18%       $199,289     250     0.25%
Savings deposits                          475,268    1,764    0.74%        347,098   1,626     0.94%
Time deposits                             270,807    2,867    2.12%        306,596   3,982     2.60%
Federal funds purchased                    34,523      184    1.07%          9,778      63     1.29%
Other borrowings                           22,875      640    5.60%         22,913     639     5.58%
Junior subordinated debt                   21,650      441    4.07%              -       -       -
                                       -----------------------------     ------------------------------
Total interest-bearing liabilities      1,051,316    6,101    1.16%        885,674   6,560     1.48%
Noninterest-bearing deposits              269,820  --------                222,049 --------
Other liabilities                          22,664                           24,857
Shareholders' equity                      129,307                          111,853
                                       ----------                        ---------
Total liabilities and shareholders'
  equity                               $1,473,107                       $1,244,433
                                       ==========                        =========
Net interest spread(1)                                        5.08%                            4.78%
Net interest income and interest margin(2)         $34,958    5.31%                $28,543     5.09%
                                                   =================               ====================


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

                                             Three months ended June 30, 2004
                                                compared with three months
                                                    ended June 30, 2003
                                             ---------------------------------
                                              Volume       Rate       Total
                                             ---------------------------------
Increase (decrease) in interest income:
Loans                                         $4,183     ($1,345)    $2,838
Investment securities                           (626)        258       (368)
Federal funds sold                               (17)          -        (17)
                                             ---------------------------------
   Total earning assets                        3,540      (1,087)     2,453
                                             ---------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits                  11         (38)       (27)
Savings deposits                                 252        (301)       (49)
Time deposits                                   (315)       (283)      (598)
Federal funds purchased                          117         (30)        87
Other borrowings                                  (1)          -         (1)
Junior subordinated debt                         230           -        230
                                             ---------------------------------
   Total interest-bearing liabilities            294        (652)      (358)
                                             ---------------------------------
Increase (decrease) in Net Interest Income    $3,246       ($435)    $2,811
                                             =================================


                                              Six months ended June 30, 2004
                                                 compared with six months
                                                    ended June 30, 2003
                                             ---------------------------------
                                              Volume       Rate       Total
                                             ---------------------------------
Increase (decrease) in interest income:
Loans                                         $9,701      (3,113)     6,588
Investment securities                           (997)        456       (541)
Federal funds sold                               (88)         (3)       (91)
                                             ---------------------------------
   Total earning assets                        8,616      (2,660)     5,956
                                             ---------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits                  34         (79)       (45)
Savings deposits                                 602        (464)       138
Time deposits                                   (465)       (650)    (1,115)
Federal funds purchased                          160         (39)       121
Other borrowings                                  (1)          2          1
Junior subordinated debt                           -         441        441
                                             ---------------------------------
   Total interest-bearing liabilities            330        (789)      (459)
                                             ---------------------------------
Increase (decrease) in Net Interest Income    $8,286     ($1,871)    $6,415
                                             =================================

Provision for Loan Losses

The Company provided $1,300,000 for loan losses in the second quarter of 2004 versus $150,000 in the second quarter of 2003. During the second quarter of 2004, the Company recorded $67,000 of net loan charge offs versus $1,916,000 of net loan charge-offs in the year earlier quarter. The decrease in charge-offs is primarily due to a $1,900,000 charge-off that occurred in the second quarter of 2003 related to two commercial real estate loans to a single entity collateralized by a single building.

The Company provided $1,950,000 for loan losses during the six months ended June 30, 2004 versus $300,000 during the six months ended June 30, 2003. During the six months ended June 30, 2004, the Company recorded $193,000 of net loan charge offs versus $2,150,000 of net loan charge-offs in the year earlier six-month period.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).


                                                 Three months ended             Six months ended
                                                      June 30,                      June 30,
                                               ----------------------------------------------------
                                                  2004          2003           2004           2003
                                               ----------------------------------------------------
     Service charges on deposit accounts        $3,407        $3,192          $6,605        $6,050
     ATM fees and interchange                      664           597           1,246         1,117
     Other service fees                            269           196             541           318
     Mortgage servicing asset valuation recovery   570            -             600             -
     Gain on sale of loans                         433         1,319           1,058         2,452
     Commissions on sale of
       nondeposit investment products              615           461           1,129           909
     Gain on sale of investments                     -           100               -           100
     Gain on sale of fixed assets                   89             -              12             3
     Gain on sale of other real estate             182            60             182            60
     Increase in cash value of life insurance      432           376             864           515
     Other noninterest income                      279           253             460           426
                                               ----------------------------------------------------
     Total noninterest income                   $6,942        $6,554         $12,697       $11,950
                                               ====================================================


Noninterest income for the second quarter of 2004 increased $388,000 (5.9%) to $6,942,000 from $6,554,000 in the year-ago quarter. The increase in noninterest income from the year-ago quarter was mainly due to an increase in service charges and fee income (up $355,000 or 8.9% to $4,340,000), an increase in gain on sale of nondeposit investment products (up $154,000 or 33.4% to $615,000), and an improvement of increase in cash value of life insurance (up $56,000 or 14.9% to $432,000). Also during the quarter ended June 30, 2004, the Company recovered $570,000 of a previously recorded valuation allowance related to its mortgage servicing asset, and realized gains of $89,000 and $182,000 on the sale of fixed assets and other real estate, respectively. Partially offsetting these contributing factors was a decrease in gain on sale of loans (down $886,000 or 67.2% to $433,000). The increase in service charge and fee income and gain on sale of nondeposit investment products is mainly due to the expansion of the Company into new markets and increased penetration in existing markets. The improvement in increase in cash value of life insurance is due to approximately $22.5 million of life insurance that was purchased in the spring of 2003. The recovery of a previously recorded valuation allowance related to the Company's mortgage servicing asset, and the decrease in gain on sale of loans is due to the slowdown in the residential mortgage refinance market that started during the second half of 2003.

Noninterest income for the six months ended June 30, 2004 increased $747,000 (6.3%) to $12,697,000 from $11,950,000 in the same period in 2003. The increase in noninterest income from the year-ago six month period was mainly due to an increase in service charges and fee income (up $907,000 or 12.1% to $8,392,000), an increase in gain on sale of nondeposit investment products (up $220,000 or 24.2% to $1,129,000), and an improvement of increase in cash value of life insurance (up $349,000 or 67.8% to $864,000). Also during the six months ended June 30, 2004, the Company recovered $600,000 of a previously recorded valuation allowance related to its mortgage servicing asset, and realized gains of $12,000 and $182,000 on the sale of fixed assets and other real estate, respectively. Partially offsetting these contributing factors was a decrease in gain on sale of loans (down $1,394,000 or 56.9% to $1,058,000).

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).


                                             Three months ended             Six months ended
                                                  June 30,                      June 30,
                                            ----------------------------------------------------
                                              2004          2003           2004           2003
                                            ----------------------------------------------------
     Salaries                                $5,189        $4,792         $10,283        $9,042
     Commissions and incentives               1,383         1,361           2,460         2,472
     Employee benefits                        1,868         1,483           3,864         2,999
     Occupancy                                1,003           890           1,946         1,682
     Equipment                                  913           832           1,850         1,579
     Professional fees                          598           641           1,107         1,215
     Telecommunications                         421           392             796           783
     Data processing and software               400           349             783           640
     Advertising and marketing                  234           370             425           642
     Courier service                            269           260             531           508
     ATM network charges                        325           255             620           487
     Intangible amortization                    342           324             673           552
     Postage                                    235           230             467           428
     Operational losses                         112           176             152           306
     Assessments                                 73            65             145           125
     Other                                    2,047         1,948           3,656         3,559
                                            ----------------------------------------------------
     Total                                  $15,412       $14,368         $29,758       $27,019
                                            ====================================================
     Average full time equivalent staff         539           513             536           490
     Noninterest expense to revenue (FTE)     62.26%        66.66%         62.44%         66.73%


Noninterest expense for the second quarter of 2004 increased $1,044,000 (7.3%) to $15,412,000 from $14,368,000 in the second quarter of 2003. The increase in noninterest expense was mainly due to a $804,000 (10.5%) increase in salary and benefit expense to $8,440,000. The increase in salary and benefits expense was mainly due to annual salary increases, new employees from the opening of de-novo branches in Roseville (November 2003), Folsom (December 2003), and Turlock (April 2004). Noninterest expense excluding salaries and benefits also increased (up $240,000 or 3.6% to $6,972,000).

Noninterest expense for the first six months of 2004 increased $2,739,000 (10.1%) to $29,758,000 from $27,019,000 in the first six months of 2003. The increase in noninterest expense was mainly due to a $2,094,000 (14.4%) increase in salary and benefit expense to $16,607,000. The increase in salary and benefits expense was mainly due to annual salary increases, new employees from the addition of one branch through the acquisition of North State National Bank (April 2003), and the opening of de-novo branches in Roseville (November 2003), Folsom (December 2003), and Turlock (April 2004). Noninterest expense excluding salaries and benefits also increased (up $645,000 or 5.2% to $13,151,000).

Provision for Income Tax

The effective tax rate for the three months ended June 30, 2003 was 37.6% and reflects an increase from 37.0% for the three months ended June 30, 2003. The effective tax rate for the six months ended June 30, 2004 was 37.6% and reflects an increase from 37.5% for the six months ended June 30, 2003. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly from tax-exempt loans, state and municipal securities, and bank owned life insurance.

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

The following is a summary of classified assets on the dates indicated (dollars in thousands):

                               At June 30, 2004           At December 31, 2003
                           -------------------------    ------------------------
                             Gross Guaranteed  Net       Gross Guaranteed   Net
                           -----------------------------------------------------
Classified loans            $25,266  $9,826  $15,440    $29,992 $11,209  $18,783
Other classified assets         628       -      628        932       -      932
                           -----------------------------------------------------
Total classified assets     $25,894  $9,826  $16,068    $30,924 $11,209  $19,715
                           =====================================================
Allowance for loan losses/
     Classified loans                         100.6%                       73.3%

Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies at June 30, 2004, decreased $3.6 million (18.5%) to $16.1 million from $19.7 million at December 31, 2003.

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

Interest income on nonaccrual loans, which would have been recognized during the six months, ended June 30, 2004, if all such loans had been current in accordance with their original terms, totaled $639,435. Interest income actually recognized on these loans during the six months ended June 30, 2004 was $449,923.

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

As shown in the following table, total nonperforming assets net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, decreased $812,000 (15.3%) to $4,514,000 million during the first six months of 2004. Nonperforming assets net of guarantees represent 0.29% of total assets. All nonaccrual loans are considered to be impaired when determining the need for a specific valuation allowance. The Company continues to make a concerted effort to work problem and potential problem loans to reduce risk of loss.

 (dollars in thousands):
                                                   At June 30, 2004           At December 31, 2003
                                              -------------------------    -------------------------
                                                Gross Guaranteed  Net       Gross Guaranteed   Net
                                              ------------------------------------------------------
Performing nonaccrual loans                   $10,409   $8,014   $2,395    $10,997  $7,936   $3,061
Nonperforming, nonaccrual loans                 1,896      444    1,452      2,551   1,252    1,299
                                              ------------------------------------------------------
Total nonaccrual loans                         12,305    8,458    3,847     13,548   9,188    4,360
Loans 90 days past due and still accruing          39        -       39         34       -       34
                                              ------------------------------------------------------
Total nonperforming loans                      12,344    8,458    3,886     13,582   9,188    4,394
Other real estate owned                           628        -      628        932       -      932
                                              ------------------------------------------------------
Total nonperforming assets                    $12,972   $8,458   $4,514    $14,514  $9,188   $5,326
                                              ======================================================
Nonperforming loans to total loans                                0.36%                       0.45%
Allowance for loan losses/nonperforming loans                      400%                        313%
Nonperforming assets to total assets                              0.29%                       0.36%


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

Based on the current conditions of the loan portfolio, Management believes that the $15,529,000 allowance for loan losses at June 30, 2004 is adequate to absorb probable losses inherent in the Company's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated (dollars in thousands):

                                   Three months ended        Six months ended
                                        June 30,                 June 30,
                                ------------------------------------------------
                                   2004          2003       2004          2003
                                ------------------------------------------------
  Balance, beginning of period   $14,296       $14,293    $13,773       $14,377
  Addition through merger              -           928          -           928
  Loan loss provision              1,300           150      1,950           300
  Loans charged off                 (177)       (2,063)      (365)       (2,343)
  Recoveries of previously
    charged-off loans                110           147        171           193
                                ------------------------------------------------
  Net charge-offs                    (67)       (1,916)      (194)       (2,150)
                                ------------------------------------------------
  Balance, end of period         $15,529       $13,455    $15,529       $13,455
                                ================================================
  Allowance for loan losses/loans outstanding               1.44%         1.58%

Junior Subordinated Debt

On July 31, 2003, the Company formed a subsidiary business trust, TriCo Capital Trust I, to issue trust preferred securities. Concurrently with the issuance of the trust preferred securities, the trust issued 619 shares of common stock to the Company for $1,000 per share or an aggregate of $619,000. In addition, the Company issued a Junior Subordinated Debenture to the Trust in the amount of $20,619,000. The terms of the Junior Subordinated Debenture are materially consistent with the terms of the trust preferred securities issued by TriCo Capital Trust I. Also on July 31, 2003, TriCo Capital Trust I completed an offering of 20,000 shares of cumulative trust preferred securities for cash in an aggregate amount of $20,000,000. The trust preferred securities are mandatorily redeemable upon maturity on October 7, 2033 with an interest rate that resets quarterly at three-month LIBOR plus 3.05%, or 4.16% for the first quarterly interest period. TriCo Capital Trust I has the right to redeem the trust preferred securities on or after October 7, 2008. The trust preferred securities were issued through an underwriting syndicate to which the Company paid underwriting fees of $7.50 per trust preferred security or an aggregate of $150,000. The net proceeds of $19,850,000 will be used to finance the opening of new branches, improve bank services and technology, repurchase shares of the Company's common stock under its repurchase plan and increase the Company's capital. The trust preferred securities have not been and will not be registered under the Securities Act of 1933, as amended, or applicable state securities laws and were sold pursuant to an exemption from registration under the Securities Act of 1933. The trust preferred securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws.

As a result of the adoption of FIN 46R, the Company deconsolidated TriCo Capital Trust I as of and for year ended December 31, 2003. The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust I were reflected as junior subordinated debt in the consolidated balance sheet at June 30, 2004 and December 31, 2003. The common stock issued by TriCo Capital Trust I was recorded in other assets in the consolidated balance sheet at June 30, 2004 and December 31, 2003.

Prior to December 31, 2003, TriCo Capital Trust I was a consolidated subsidiary and was included in liabilities in the consolidated balance sheet, as "Trust preferred securities." The common securities and debentures, along with the related income effects were eliminated in the consolidated financial statements.

On June 22, 2004, the Company formed a subsidiary business trust, TriCo Capital Trust II, to issue trust preferred securities. Concurrently with the issuance of the trust preferred securities, the trust issued 619 shares of common stock to the Company for $1,000 per share or an aggregate of $619,000. In addition, the Company issued a Junior Subordinated Debenture to the Trust in the amount of $20,619,000. The terms of the Junior Subordinated Debenture are materially consistent with the terms of the trust preferred securities issued by TriCo Capital Trust II. Also on June 22, 2004, TriCo Capital Trust II completed an offering of 20,000 shares of cumulative trust preferred securities for cash in an aggregate amount of $20,000,000. The trust preferred securities are mandatorily redeemable upon maturity on July 23, 2034 with an interest rate that resets quarterly at three-month LIBOR plus 2.55%, or 4.10% for the first quarterly interest period. TriCo Capital Trust II has the right to redeem the trust preferred securities on or after July 23, 2009. The trust preferred securities were issued through an underwriting syndicate to which the Company paid underwriting fees of $2.50 per trust preferred security or an aggregate of $50,000. The net proceeds of $19,950,000 will be used to finance the opening of new branches, improve bank services and technology, repurchase shares of the Company's common stock under its repurchase plan and increase the Company's capital. The trust preferred securities have not been and will not be registered under the Securities Act of 1933, as amended, or applicable state securities laws and were sold pursuant to an exemption from registration under the Securities Act of 1933. The trust preferred securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws.

The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust II were reflected as junior subordinated debt in the consolidated balance sheet at June 30, 2004. The common stock issued by TriCo Capital Trust II was recorded in other assets in the consolidated balance sheet at June 30, 2004.

The debentures issued by TriCo Capital Trust I and TriCo Capital Trust II, less the common securities of TriCo Capital Trust I and TriCo Capital Trust II, continue to qualify as Tier 1 or Tier 2 capital under interim guidance issued by the Board of Governors of the Federal Reserve System (Federal Reserve Board).

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management.

As previously announced on March 11, 2004, the Board of Directors of TriCo Bancshares approved a two-for-one stock split of its common stock at its meeting held on March 11, 2004. The stock split was effected in the form of a stock dividend that entitle each stockholder of record at the close of business on April 9, 2004 to receive one additional share for every share of TriCo common stock held on that date. Shares resulting from the split were distributed on April 30, 2004.

Also at its  meeting  on  March  11,  2004,  the  Board  of  Directors  of TriCo
Bancshares approved an increase in the maximum number of shares to be repurchased under the Company's stock repurchase plan originally announced on July 31, 2003 from 250,000 to 500,000 effective on April 9, 2004, solely to conform with the two-for-one stock split noted above. The 250,000 shares originally authorized for repurchase under this plan represented approximately 3.2% of the Company's approximately 7,852,000 common shares outstanding as of July 31, 2003. This plan has no stated expiration date for the repurchases, which may occur from time to time as market conditions allow. As of July 26, 2004, the Company repurchased 222,600 shares under this plan as adjusted for the 2-for-1 stock split paid on April 30, 2004, which leaves 277,400 shares available for repurchase under the plan.

The Company's primary capital resource is shareholders' equity, which was $128.3 million at June 30, 2004. This amount represents an increase of $0.4 million from December 31, 2003, the net result of comprehensive income for the period ($5.8 million) and the issuance of common shares via the exercise of stock options ($0.6 million), partially offset by the repurchase of common stock ($2.8 million) and dividends paid ($3.3 million). The Company's ratio of equity to total assets was 8.30%, 9.15%, and 8.71% as of June 30, 2004, June 30, 2003, and
December 31, 2003, respectively. The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:


                                                                                   To Be Well
                                At June 30,         At            Minimum    Capitalized Under
                             ----------------    December 31,    Regulatory   Prompt Corrective
                             2004       2003        2003         Requirement  Action Provisions
                             ------------------------------------------------------------------
   Tier 1 Capital            10.93%      9.12%     10.41%           4.00%            6.00%
   Total Capital             12.40%     10.37%     11.57%           8.00%           10.00%
   Leverage ratio             9.73%      7.45%      8.68%           4.00%            5.00%


Off-Balance Sheet Arrangements

The Bank has certain ongoing commitments under operating and capital leases. These commitments do not significantly impact operating results. As of June 30, 2004 commitments to extend credit were the Company's only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options, etc. Loan commitments increased to $370 million at June 30, 2004 from $333 million at December 31, 2003. The commitments represent 34.3% of the total loans outstanding at June 30, 2004 versus 33.9% at December 31, 2003.

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

At June 30, 2004 and 2003, the results of the simulations noted above indicate that the balance sheet is slightly asset sensitive (earnings increase when interest rates rise). The magnitude of all the simulation results noted above is within the Company's policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

The simulation results noted above do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

At June 30, 2004 and 2003, the Company had no derivative financial instruments.

Liquidity

The Company's principal source of asset liquidity is federal funds sold and marketable investment securities available for sale. At June 30, 2004, federal funds sold and investment securities available for sale totaled $309 million, representing an decrease of $8 million or 2.3% from December 31, 2003, and a decrease of $45 million or 12.7% from June 30, 2003. In addition, the Company generates additional liquidity from its operating activities. The Company's profitability during the first six months of 2004 generated cash flows from operations of $10.5 million compared to $14.1 million during the first six months of 2003. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks. Sales and maturities of investment securities produced cash inflows of $41 million during the six months ended June 30, 2004 compared to $135 million for the six months ended June 30, 2003. During the six months ended June 30, 2004, the Company invested $41 million and $97 million in securities and net loan growth, respectively, compared to $110 million, $90 million, and $19 million in securities, net loan growth, and life insurance policies, respectively, during the first six months of 2003. These changes in investment and loan balances contributed to net cash used for investing activities of $98 million during the six months ended June 30, 2004, compared to net cash used for investing activities of $78 million during the six months ended June 30, 2003. Financing activities provided net cash of $72 million during the six months ended June 30, 2004, compared to net cash provided by financing activities of $57 million during the six months ended June 30, 2003. Increases in deposit balances and Federal funds borrowed accounted for $31 million and $27 million of financing sources of funds, respectively, during the six months ended June 30, 2004, compared to increases in deposit balances and Federal funds borrowed of $42 million and $17 million during the six months ended June 30, 2003. The Company raised $21 million through the issuance of junior subordinated debt during the six months ended June 30, 2004. Dividends paid used $3.3 million and $3.0 million of cash during the six months ended June 30, 2004 and June 30, 2003, respectively. Also, the Company's liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 4.  Controls and Procedures

The Chief Executive Officer, Richard Smith, and the Chief Financial Officer, Thomas Reddish, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004 ("Evaluation Date"). Based on that evaluation, they concluded that as of the Evaluation Date the Company's disclosure controls and procedures are effective to allow timely communication to them of information relating to the Company and the Bank required to be disclosed in its filings with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Due to the nature of the banking business, the Bank is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business of the Bank.

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table shows information concerning the common stock repurchased by the Company during the second quarter of 2004 pursuant to the Company's stock repurchase plan originally announced on July 31, 2003, as amended effective April 9, 2004, to conform with the Company's two-for-one stock split paid on April 30, 2004, which is discussed in more detail under "Capital Resources" in this report:


Period          (a) Total number    (b) Average price   (c) Total number of     (d) Maximum number
                of Shares purchased  paid per share     shares purchased as     of shares that may yet
                                                        part of publicly        be purchased under the
                                                        announced plans or      plans or programs
                                                        programs
-----------------------------------------------------------------------------------------------------------
April 1-30, 2004            -              -                        -                 277,400
May 1-31, 2004              -              -                        -                 277,400
June 1-30, 2004             -              -                        -                 277,400
-----------------------------------------------------------------------------------------------------------
Total                       -              -                        -                 277,400


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

Item 5.  Other Information

The Company completed effective June 22, 2004 an offering of 20,000 shares of cumulative trust preferred securities for cash in an aggregate amount of $20,000,000. The trust preferred securities are mandatorily redeemable on July 23, 2034 with an interest rate that resets quarterly at three-month LIBOR plus 2.55%, or 4.10% for the first quarterly interest period. The trust preferred securities were issued through an underwriting syndicate to which the Company paid underwriting fees of $2.50 per trust preferred security or an aggregate of $50,000. The net proceeds of $19,950,000 will be used to finance the opening of new branches, improve bank services and technology, repurchase shares of the Company's common stock under its repurchase plan and increase the Company's capital.

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

The Company formed a subsidiary business trust, TriCo Capital Trust II, to issue the trust preferred securities. Concurrently with the issuance of the trust preferred securities, the trust issued 619 shares of common stock to the Company for $1,000 per share or an aggregate of $619,000. In addition, the Company issued a Junior Subordinated Debenture to the Trust in the amount of
$20,619,000. The terms of the Junior Subordinated Debenture are materially consistent with the terms of the trust preferred securities issued by TriCo Capital Trust II.

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

    10.2 Form of Change of Control Agreement dated July 20, 2004, between TriCo and each of Craig Carney, Gary Coelho, W.R. Hagstrom, Andrew Mastorakis, Rick Miller, Richard O'Sullivan, Thomas Reddish, and Ray Rios

    10.3* TriCo's 1993 Non-Qualified Stock Option Plan filed as Exhibit 4.1 to TriCo's Form S-8 Registration Statement dated January 18, 1995 (No. 33-88704)

    10.4* TriCo's Non-Qualified Stock Option Plan filed as Exhibit 4.2 to TriCo's Form S-8 Registration Statement dated January 18, 1995 (No. 33-88704)

    10.5* TriCo's Incentive Stock Option Plan filed as Exhibit 4.3 to TriCo's Form S-8 Registration Statement dated January 18, 1995 (No. 33-88704)

    10.6* TriCo's 1995 Incentive Stock Option Plan filed as Exhibit 4.1 to TriCo's Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063)

    10.7* TriCo's 2001 Stock Option Plan filed as Exhibit 4 to TriCo's Form S-8 Registration Statement dated July 27, 2001 (No. 33-66064)

    10.8       Employment  Agreement between TriCo and Richard Smith dated April
               20, 2004

    10.9 Tri Counties Bank Executive Deferred Compensation Plan dated September 1, 1987, as restated April 1, 1992, and amended and restated January 1, 2004

    10.10 Tri Counties Bank Deferred Compensation Plan for Directors effective April 1, 1992, as amended and restated January 1, 2004

    10.11      2004  TriCo  Bancshares  Deferred   Compensation  Plan  effective
               January 1, 2004

    10.12 Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004

    10.13 2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004

    10.14      Tri  Counties  Bank   Supplemental   Executive   Retirement  Plan
               effective September 1, 1987, as amended and restated January 1, 2004

    10.15 2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004

    10.16* Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Andrew Mastorakis, Richard O'Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith, filed as Exhibit 10.14 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

    10.17* Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Wendell Lundberg, Donald Murphy, Carroll Taresh, and Alex Vereshagin, filed as
               Exhibit 10.15 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

    10.18* Form of Tri-Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Andrew Mastorakis, Richard Miller, Richard O'Sullivan, and Thomas Reddish, filed as Exhibit 10.16 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

    10.19* Form of Tri-Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Verischagin, filed as Exhibit 10.17 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

    10.20* Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of the directors of TriCo Bancshares/Tri Counties Bank effective on the date that each director is first elected, filed as Exhibit 10.18 to TriCo'S Annual Report on Form 10-K for the year ended December 31, 2003.

    10.21 Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of Craig Carney, W.R. Hagstrom, Andrew Mastorakis, Rick Miller, Richard O'Sullivan, Thomas Reddish, Ray Rios, and Richard Smith.

    11.1       Computation of earnings per share

    21.1 Tri Counties Bank, a California banking corporation, TriCo Capital Trust I, a Delaware business trust, and TriCo Capital Trust II, a Delaware business trust, are the only subsidiaries of Registrant

    31.1       Rule 13a-14(a)/15d-14(a) Certification of CEO

    31.2       Rule 13a-14(a)/15d-14(a) Certification of CFO

    32.1       Section 1350 Certification of CEO

    32.2       Section 1350 Certification of CFO

* Previously filed and incorporated by reference.

(b) Reports on Form 8-K

     During the quarter ended June 30, 2004 the Company filed the following Current Reports on Form 8-K:

              Description                               Date of Report
              ----------------------------------        ---------------------
              Quarterly results of operations           April 22, 2004
              Quarterly results of operations           July 21, 2004


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     TRICO BANCSHARES
                                       (Registrant)

Date:  August 3, 2004                /s/ Thomas J. Reddish
                                     -----------------------------------
                                     Thomas J. Reddish
                                     Executive Vice President and
                                     Chief Financial Officer

Exhibit 10.2

Form of Change of Control Agreement dated July 20, 2004, between TriCo and each of Craig Carney, Gary Coelho, W.R. Hagstrom, Andrew Mastorakis, Rick Miller, Richard O'Sullivan, Thomas Reddish, and Ray Rios

                           CHANGE OF CONTROL AGREEMENT

     This Change of Control Agreement ("Agreement") is dated as of July 20, 2004, and is by and among TRI COUNTIES BANK, a California banking corporation having its principal place of business at 63 Constitution Drive, Chico, California 95973, TRICO BANCSHARES, a California corporation ("TriCo"), and _____________________, ("Employee").
     WHEREAS, Tri Counties Bank desires to retain and assure Employee's services and loyalty during any pending Change of Control, as defined herein, and is willing to provide severance benefits in excess of its regular severance benefits in such event;
     WHEREAS, Employee desires to continue in the employ of Tri Counties Bank under the terms and subject to the conditions hereinafter set forth.
     NOW, THEREFORE, the parties hereto agree as follows:
     1. TERM OF AGREEMENT. Unless sooner terminated pursuant to the provisions of Section 5 hereof, the initial term of this Agreement shall be for twelve
     (12) months. On each one-year anniversary of this Agreement thereafter, this Agreement shall automatically renew for an additional one (1) year period, unless terminated by either party ninety (90) days prior to such anniversary date; provided, however this Agreement may not be terminated pursuant to this Section 1 at any time there is a pending or threatened "Change of Control" (as defined herein).
     2. DUTIES OF EMPLOYMENT. Employee hereby agrees to devote his full and exclusive time and attention to the business of Tri Counties Bank, TriCo and their subsidiaries (collectively, "Employer"), to faithfully perform the duties assigned to him by the Board of Directors consistent with his office, and to conduct himself in such a way as shall best serve the interests of Employer.

     3.   CHANGE OF CONTROL.

          3.1 In the event of a Change of Control of Employer and in the event that, within ninety days of the Change of Control, either: (i) Employee's employment is terminated, or (ii) Employee gives written notice that he wishes to invoke the provisions of this Section 3, or
          (iii) a substantial and material adverse change occurs in Employee's title, compensation and/or responsibilities, subject to the provisions of Section 3.3, Employee shall be entitled to receive his salary at the rate then in effect for a period of twenty-four (24) months following the occurrence of the events set forth herein, as well as an amount equal to 200% of the annual bonuses earned by the Employee for the last complete calendar year or year of employment, whichever is greater, paid in twenty-four equal monthly installments; provided, however, that the present value of said payments shall not be more than two hundred ninety-nine percent (299%) of Employee's compensation as defined by Section 280G of the Internal Revenue Code of 1954, as amended. Employer shall be relieved of its obligation to make payments under this Section 3.1 if, at the time it is to make such payment, it is insolvent, in conservatorship or receivership, is in a troubled condition, is operating under a supervisory agreement with any regulatory agency having jurisdiction, has been given a financial soundness rating of "4" or "5," or is subject to a proceeding to terminate or suspend federal deposit insurance.

          3.2 For purposes of this Agreement, a "Change of Control" of Employer shall occur:
               (a) upon Employer's knowledge that any person (as such term is used in Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended) is or becomes "the beneficial owner" (as defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of shares representing 40% or more of the combined voting power of the then outstanding securities of Employer; or
               (b) upon the first purchase of the common stock of Employer pursuant to a tender or exchange offer (other than a tender or exchange offer made by Employer); or
               (c) upon the approval by the stockholders of Employer of a merger or consolidation (other than a merger of consolidation in which Employer is the surviving corporation and which does not result in any reclassification or reorganization of Employer's then outstanding securities), a sale or disposition of all or substantially all of the assets of Employer, or a plan of liquidation or dissolution of Employer; or
               (d) if, during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of Employer cease for any reason to constitute at least a majority thereof, unless the election or nomination for the election by the stockholders of Employer of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

          3.3 Anything in this Agreement to the contrary notwithstanding, prior to the payment of any compensation or benefits payable under Section
          3.1 hereof, the certified public accountants of Employer who served as accountants immediately prior to a Change of Control (the "Certified Public Accountants") shall determine as promptly as practical and in any event within 20 business days following a Change of Control whether any payment or distribution by Employer to or for the benefit of Employee (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement, any other agreements or otherwise) (a "Payment") would more likely than not be nondeductible by Employer for Federal income purposes because of section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), and if it is, then the aggregate present value of amounts payable or distributable to or for the benefit of Employee pursuant to this Agreement (such payments or distributions pursuant to this Agreement are thereinafter referred to as "Agreement Payments") shall be reduced (but not below zero) to the Reduced Amount. For purposes of this Section 3.3, the "Reduced Amount" shall be an amount expressed in present value, which maximizes the aggregate present value of Agreement Payments without causing any payment to be nondeductible by Employer because of said
          Section 280G of the Code.
               If under this Section the Certified Public Accountants determine that any payment would more likely than not be nondeductible by Employer because of Section 280G of the Code, Employer shall promptly give Employee notice to the effect and a copy of the detailed calculation thereof and of the Reduced Amount, and the Employee may then elect, in his sole discretion, which and how much of the Agreement Payments or any other payments shall be eliminated or reduced (as long as after such election the aggregate present value of the Agreement Payments or any other payments equals the Reduced Amount), and shall advise the Employer in writing of his election within 20 business days of his receipt of notice. If no such election is made by Employee within such 20-day period, Employer may elect which and how much of the Agreement Payments or any other payments shall be eliminated or reduced (as long as after such election the aggregate present value of the Agreement Payments equals the Reduced Amount) and shall notify Employee promptly of such election. For purposes of this Section 3.3, present value shall be determined in accordance with Section 280G(d)(4) of the Code. All determinations made by the Certified Public Accountants shall be binding upon Employer and Employee and the payment to Employee shall be made within 20 days of a Change of Control. Employer may suspend for a period of up to 30 days after a Change of Control the Payment and any other payments or benefits due to Employee until the Certified Public Accountants finish the determination and Employee (or Employer, as the case may be) elects how to reduce the Agreement Payments or any other payments, if necessary. As promptly as practicable following such determination and the elections hereunder, Employer shall pay to or distribute to or for the benefit of Employee such amounts as are then due to Employee under this Agreement.
               As a result of the uncertainty in the application of Section 280G of the Code, it is possible that Agreement Payments may have been made by Employer, which should not have been made ("Overpayment"), in each case, consistent with the calculation of the Reduced Amount hereunder. In the event that the Certified Public Accountants, based upon the assertion of a deficiency by the Internal Revenue Service against Employer or Employee which said Certified Public Accountants believe has a high probability of success, determines that an Overpayment has been made, any such Overpayment shall be treated for all purposes as a loan to Employee which Employee shall repay to Employer together with interest at the applicable Federal rate provided for in Section 7872(f)(2)(A) of the Code; provided, however, that no amount shall be payable by Employee to Employer in and to the extent such payment would not reduce the amount which is subject to taxation under Section 4999 of the Code. In the event that the Certified Public Accountants, based upon controlling precedent, determine that an Underpayment has occurred, any such Underpayment shall be promptly paid by Employer to or for the benefit of Employee together with interest at the applicable Federal rate provided for in Section 7872(f)(2)(A) of the Code.

          3.4 Continuing Obligations. The triggering of this Section 3 shall not relieve Employee or Employer of their obligations pursuant to the provisions of Section 4 hereof, which contains independent agreements and obligations.

     4.   COVENANT TO PROTECT TRADE SECRETS.

          4.1 The parties hereto recognize that the services performed and to be performed by Employee are special and unique and that by reason of this employment Employee has acquired and will continue to acquire confidential information regarding the strategic plans, business plans, trade secrets, policies, finances, customers and other business affairs of Employer (collectively "Trade Secrets"). Employee hereby agrees not to divulge such Trade Secrets to anyone, either during his employment with Employer or for a period of three (3) years following the termination of his employment. Employee further agrees that all memoranda, notes, records, reports, letters, and other documents made, compiled, received, held, or used by Employee while employed by Employer concerning any phase of the business of Employer shall be Employer's property and shall be delivered by Employee to Employer on the termination of his employment, or at any earlier time on the request of the Board of Directors.

          4.2 Employee and Employer agree that in consideration of the payment of the amounts payable to Employee hereunder, Employee specifically covenants to comply with all of the restrictions and obligations contained in this Section 4 except as otherwise specifically provided for herein. Employee and Employer further agree that they have discussed the restrictions and obligations contained in this Section 4 and stipulate that they are reasonable.

          4.3 The agreement of Employee regarding the provisions contained in this Section 4 shall be enforceable both at law and in equity, by injunction and otherwise; and the rights and remedies of Employer hereunder with respect thereto shall be cumulative and not alternative and shall not be exhausted by any one or more uses thereof.

     5.   TERMINATION.
          This Agreement is terminable as follows:

          5.1 By Employer, upon the voluntary retirement or voluntary resignation of Employee, or upon the death or permanent physical or mental disability of Employee. (For purposes hereof, permanent physical or mental disability shall be deemed to have occurred when Employee has been unable, with reasonable accommodation, to perform the essential functions of his job (i) for a period of six (6) consecutive months or (ii) on 80% or more of the normal working days during any nine (9) consecutive months.)

          5.2 By Employer, effective immediately upon providing Employee with notice of his dismissal, for "cause," which shall mean:

          1 Employee's dishonesty, disloyalty, willful misconduct, dereliction of duty or conviction of a felony or other crime the subject matter of which is related to his duties for Employer;
          2 Employee's commission of an act of fraud or bad faith upon Employer;
          3 Employee's willful misappropriation of any funds or property of Employer; or
          4 Employee's willful, continued and unreasonable failure to perform his duties or obligations under this Agreement.

          5.3 By Employer, upon ninety (90) days prior written notice to Employee, not for cause (as defined in Section 5.2); provided, however, this Agreement may not be terminated pursuant to this Section
          5.3 at any time there is a pending or threatened Change of Control of Employer.

     6.   SCOPE OF AGREEMENT: WAIVERS AND AMENDMENTS.
          The scope of this Agreement is limited to the specific provisions set forth herein and is not intended to encompass all the terms and conditions of the relationship between Employee and Employer and any and all matters related thereto. The effects of the termination of Employee's employment under circumstances other than after a Change of Control and as specifically set forth herein shall be subject to the policies of Employer and any other written agreement between Employee and Employer. Neither this Agreement nor any term or condition hereof, including without limitation, the terms and conditions of this Section, may be waived or modified in whole or in part as against Employer or Employee, as the case may be, except by written instrument signed by an authorized officer of Employer and by Employee, expressly stating that it is intended to operate as a waiver or modification of this Agreement, and any such written waiver by either party of a breach of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach hereof.

     7.   NOTICE.
          Any notice hereunder shall be in writing and shall be deemed effective five (5) days after it has been mailed, by certified mail, in the case of Employer addressed to the address above written, or such other address as Employee knows to be the then corporate office of Employer, to the attention of the President of Employer and, in the case of Employee, to Employee's address as contained in the personnel records of Employer. Either party may from time to time, in writing by certified mail, designate another address, which shall become his or its effective address for the purposes of this Section 7.

     8.   SEVERABILITY.
          If any term or provision of this Agreement or the application thereof to any person, property or circumstance shall to any extent be invalid or unenforceable, the remainder of this Agreement or the application of such term or provision to persons, property or circumstances other than those as to which it is invalid or unenforceable, shall not be effected thereby, and each term provision of this Agreement shall be valid and enforced to the fullest extent permitted by law.

     9.   NO RESTRICTIONS.
          Employee hereby represents and warrants that he is not now and will not be subject to any agreement, restriction, lien, encumbrance, or right, title or interest in any one of the foregoing, limiting in any way the scope of this Agreement or in any way inconsistent with this Agreement.

     10.  NO ASSIGNMENT: BINDING EFFECT.
          This Agreement shall be binding upon and inure to the benefit of Employer, its successors or assigns. Except as to the obligation of Employee to render personal services which shall be non-assignable, this Agreement shall be binding upon and inure to the heirs, executors, administrators, and assigns of Employee.

     11.  ARBITRATION.
          EXCEPT AS TO ANY ACTION BROUGHT TO ENFORCE THE PROVISIONS OF SECTION 4 ABOVE, ANY CONTROVERSY, DISPUTE OR CLAIM ARISING OUT OF OR RELATING TO THE TERMINATION OF THE EMPLOYEE'S EMPLOYMENT, AND THE INTERPRETATION OF THIS AGREEMENT, AND ANY AND ALL CLAIMS INCLUDING ANY STATUTORY CLAIMS OF DISCRIMINATION, SHALL BE RESOLVED BY BINDING ARBITRATION UNDER THE EMPLOYMENT DISPUTE RESOLUTION RULES OF THE AMERICAN ARBITRATION ASSOCIATION PROVISIONS OF THE FEDERAL UNIFORM ARBITRATION ACT.

          The parties agree that arbitration shall be the exclusive forum to resolve any and all claims between the parties, their agents and employees regarding the termination of employment, or of this Agreement, including any claims of discrimination under any state or federal statute, wrongful discharge theory, or any other claim whether based on specific state or federal statute or common law.
          ANY CLAIM MADE UNDER THIS PROVISION MAY BE SUBMITTED IN WRITING WITHIN 60 DAYS AFTER THE TERMINATION OF EMPLOYMENT OR THIS AGREEMENT. THE WRITTEN CLAIM MUST DETAIL THE FACTS WHICH SUPPORT THE CLAIM ALONG WITH ANY LEGAL THEORIES OR STATUS UPON WHICH THE CLAIM IS BASED.
          The parties agree to abide by any determination of the arbitrator as to which party is to be responsible for the costs and attorneys' fees in any such proceeding. It is agreed that the arbitrator shall be empowered to hear all legal and equitable claims, including claims for discrimination. The arbitrator shall be governed by the law applicable to any claims based upon any state or federal statute, and will also be empowered to award any remedies appropriate under any such statutes.
          This provision shall survive the termination of Employee's employment and this Agreement.

     12.  HEADINGS.
          The captions and headings contained herein have been inserted for convenience or reference only and shall not affect the meaning or interpretation of this Agreement.

     13.  GOVERNING LAW AND CHOICE OF FORUM.
          This Agreement shall be construed and enforced in accordance with the laws of the State of California and shall be enforced in the State or Federal Courts sitting in California.



                                          ----------------------------------
                                          (Employee's name)

TRICO BANCSHARES
TRI COUNTIES BANK
                                          By:
                                             -------------------------------
                                             Richard P. Smith, President and CEO

Exhibit 10.8

Employment Agreement between TriCo and Richard Smith dated April 20, 2004


                          AMENDED EMPLOYMENT AGREEMENT


     This AMENDED EMPLOYMENT AGREEMENT ("Agreement") is entered into as of July 20, 2004 between TRICO BANCSHARES ("EMPLOYER"), having its principal place of business at 63 Constitution Drive, Chico, California 95926 and Richard P. Smith ("Employee"), and replaces in its entirety the Employment Agreement dated April 10, 2001, between EMPLOYER and Employee.

                                   WITNESSETH

     WHEREAS, EMPLOYER desires to continue to employ Employee pursuant to the terms of this Agreement and Employee is desirous of and wishes to continue in such employment, on the terms and conditions hereinafter set forth;

     NOW, THEREFORE, in consideration of the premises, mutual covenants and agreements contained herein, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereby agree as follows:

     1.       EMPLOYMENT

     EMPLOYER hereby employs Employee, and Employee hereby accepts appointment, as President and Chief Executive Officer. Employee shall report to and be under the supervision of the Board of Directors of EMPLOYER and Employee hereby agrees to devote his full and exclusive time and attention to the business of EMPLOYER, to faithfully perform the duties assigned to him by the Board of Directors consistent with his office, and to conduct himself in such a way as shall best serve the interests of EMPLOYER.

     2.       TERM OF AGREEMENT

     Unless sooner terminated by EMPLOYER or the Employee pursuant to the provisions of Sections 4 or 6 hereof, the employment provisions of this Agreement shall terminate on the first (1st) anniversary of the date of this Agreement. This Agreement shall automatically be extended for an additional year on the first anniversary of this Agreement and each anniversary thereafter unless a party notifies the other party to the contrary in writing 90 days prior to an anniversary date; provided, however, this Agreement may not be terminated pursuant to this Section 2 at any time there is a pending or threatened "Change of Control" (as defined herein).

     3.       COMPENSATION

     For and in consideration of the performance by the Employee of the services, terms, conditions, covenants and promises herein recited, EMPLOYER agrees and promises to pay to the Employee at the times and in the manner herein stated, the following:

     3.1 Salary. As the compensation for the services to be performed by the Employee hereunder during the employment period, the Employee shall receive, as gross salary before any withholding of whatever sort, the sum of $410,000.00 per year, payable in the manner in which EMPLOYER's payroll is customarily handled. Additionally, Employee will be eligible for such annual increases in salary as EMPLOYER's Compensation Committee shall from time to time decide.

     3.2 Bonus/Incentive Plan. Employee shall participate in a bonus/incentive plan to be agreed upon between Employee and EMPLOYER and approved by the EMPLOYER's Compensation Committee.

     3.3 Stock Options. Employee will be granted options annually to purchase shares of TRICO BANCSHARES ("TRICO") common stock pursuant to and under the terms of TRICO's stock option plans in amounts determined by EMPLOYER's Compensation Committee.

     3.4 Employee Benefits. In addition to the above, EMPLOYER shall provide Employee with the following:

     (a) participation for the Employee and his dependents, in any present or future disability, health, dental or other insurance plan generally available to all employees of EMPLOYER, such participation to be on the same basis as such other executives/employees, except that the 90 day waiting period for inclusion shall be waived;

      (b) participation for the Employee in any present or future employee savings plans, including, but not limited to EMPLOYER's 401(k) Savings Plan; Employee Stock Ownership Plan; Executive Deferred Compensation Plan; and Supplemental Executive Retirement Plan;

      (c) twenty (20) paid vacation days annually; and

      (d) a car allowance of $1,000.00 per month and reimbursement of other reasonable out-of-pocket expenses, including $0.30 per mile, incurred by the Employee in the performance of the duties hereunder in accordance with the policies of EMPLOYER.

     4.       EARLY TERMINATION OF EMPLOYMENT

     4.1 Termination For Cause. EMPLOYER may at any time, in its sole discretion, terminate the employment provisions of this Agreement for "cause," effective immediately upon providing the Employee with notice of his dismissal. The only occurrences which shall constitute "cause" within the meaning of this paragraph shall be the following:

      (a) Employee's dishonesty, disloyalty, willful misconduct, dereliction of duty or conviction of a felony or other crime the subject matter of which is related to his duties for EMPLOYER;

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

     4.2 Termination Without Cause. EMPLOYER may at any time upon 90 days' written notice given to Employee, in its sole discretion, terminate the employment provisions of this Agreement without "cause," which term is defined in Section 4.1 hereof; provided, however, this Agreement may not be terminated pursuant to this Section 4.2 at any time there is a pending or threatened change of control of EMPLOYER.

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

     5.       RIGHTS UPON EARLY TERMINATION OF EMPLOYMENT

     5.1 Termination Pursuant to Section 4.1 or 4.3. If Employee's employment is terminated pursuant to paragraph 4.1 or 4.3 hereof, then EMPLOYER will have no obligation to pay any amount to the Employee other than amounts earned or accrued pursuant to the provisions of Section 3, but which have not yet been paid as of the date of the termination of the Employee, and the Employee shall have no further claims against EMPLOYER or its subsidiaries with respect to this Agreement (except with respect to payments due and payable under this paragraph 5.1).

     5.2 Termination Pursuant to Section 4.2. If Employee's employment is terminated pursuant to paragraph 4.2 hereof, then EMPLOYER shall pay to the Employee all amounts earned or accrued pursuant to the provisions of
     Section 3 hereof, but which have not yet been paid as of the date of the termination of the Employee. In addition, EMPLOYER shall pay Employee a prorated amount of Employee's minimum guaranteed annual bonus (as set forth in Section 3.2) through the date of termination. In addition, EMPLOYER shall pay through the then remaining term of this Agreement, the amount of salary that would be payable pursuant to paragraph 3.1 if the Employee's employment had not been terminated, at such times and in such amounts that would have been paid if Employee's employment had not been terminated.

     6.       CHANGE OF CONTROL

     6.1 Benefits. In the event of a Change of Control of EMPLOYER and in the event that, within ninety days of the Change of Control, either: (i) Employee's employment is terminated, or (ii) Employee gives written notice that he is terminating his employment and invoking the provisions of this
     Section 6, or (iii) a substantial and material adverse change occurs in Employee's title, compensation and/or responsibilities, subject to the provisions of paragraph 6.3, Employee shall be entitled to receive his salary at the rate then in effect for a period of twenty -four (24) months following the occurrence of the events set forth herein, as well as an amount equal to 200% of the annual bonuses earned by the Employee for the last complete calendar year or year of employment, whichever is greater, paid in twenty-four equal monthly installments; provided, however, that the present value of said payments shall not be more than two hundred ninety-nine percent (299%) of Employee's compensation as defined by Section 280G of the Internal Revenue Code of 1954, as amended. EMPLOYER shall be relieved of its obligation to make payments under this Section 6.1 if, at the time it is to make such payment, it is insolvent, in conservatorship or receivership, is in a troubled condition, is operating under a supervisory agreement with any regulatory agency having jurisdiction, has been given a financial soundness rating of "4" or "5", or is subject to a proceeding to terminate or suspend federal deposit insurance.

     6.2 Defined. For purposes of this Section 6, a "Change of Control" of EMPLOYER shall occur:

      (a) upon EMPLOYER's knowledge that any person (as such term is used in Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended) is or becomes "the beneficial owner" (as defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of shares representing 40% or more of the combined voting power of the then outstanding securities of EMPLOYER or Tri Counties Bank; or

      (b) upon the first purchase of the common stock of EMPLOYER pursuant to a tender or exchange offer (other than a tender or exchange offer made by EMPLOYER); or

      (c) upon the approval by the stockholders of EMPLOYER of a merger or consolidation (other than a merger of consolidation in which EMPLOYER is the surviving corporation and which does not result in any reclassification or reorganization of EMPLOYER's then outstanding securities), a sale or disposition of all or substantially all of EMPLOYER's assets, or a plan of liquidation or dissolution of EMPLOYER; or

      (d) if, during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of EMPLOYER cease for any reason to constitute at least a majority thereof, unless the election or nomination for the election by the stockholders of EMPLOYER of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

     6.3  Limitations.    Anything   in   this   Agreement   to   the   contrary
     notwithstanding, prior to the payment of any compensation or benefits payable under Section 6.1 hereof, the certified public accountants of EMPLOYER who served as accountants immediately prior to a Change of Control (the "Certified Public Accountants") shall determine as promptly as practical and in any event within 20 business days following a Change of Control whether any payment or distribution by EMPLOYER to or for the benefit of Employee (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement, any other agreements or otherwise) (a "Payment") would more likely than not be nondeductible by EMPLOYER for Federal income tax purposes because of section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), and if it is, then the aggregate present value of amounts payable or distributable to or for the benefit of EMPLOYEE pursuant to this Agreement (such payments or distributions pursuant to this Agreement are thereinafter referred to as "Contract Payments") shall be reduced (but not below zero) to the Reduced Amount. For purposes of this Section 6.3, the "Reduced Amount" shall be an amount expressed in present value which maximizes the aggregate present value of Contract Payments without causing any payment to be nondeductible by EMPLOYER because of said Section 280G of the Code.

          If under this Section the Certified Public Accountants determine that any payment would more likely than not be nondeductible by EMPLOYER because of Section 280G of the Code, EMPLOYER shall promptly give Employee notice to that effect and a copy of the detailed calculation thereof and of the Reduced Amount, and the Employee may then elect, in his sole discretion, which and how much of the Contract Payments or any other payments shall be eliminated or reduced (as long as after such election the aggregate present value of the Contract Payments or any other payments equals the Reduced Amount), and shall advise the EMPLOYER in writing of his election within 20 business days of his receipt of notice. If no such election is made by Employee within such 20-day period, EMPLOYER may elect which and how much of the Contract Payments or any other payments shall be eliminated or reduced (as long as after such election the aggregate present value of the Contract Payments equals the Reduced Amount) and shall notify Employee promptly of such election. For purposes of this Section 6.3, present value shall be determined in accordance with Section 280G(d)(4) of the Code. All determinations made by the Certified Public Accountants shall be binding upon EMPLOYER and Employee and the payment to Employee shall be made within 20 days of a Change of Control. EMPLOYER may suspend for a period of up to 30 days after a Change of Control the Payment and any other payments or benefits due to Employee until the Certified Public Accountants finish the determination and Employee (or EMPLOYER, as the case may be) elects how to reduce the Contract Payments or any other payments, if necessary. As promptly as practicable following such determination and the elections hereunder, EMPLOYER shall pay to or distribute to or for the benefit of Employee such amounts as are then due to Employee under this Agreement.

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

     6.4 Continuing Obligations. The triggering of this Section 6 shall not relieve Employee or EMPLOYER of their obligations pursuant to the provisions of Section 7 hereof, which contains independent agreements and obligations.

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

     7.2 Confidential Information. The parties hereto recognize that the services performed and to be performed by Employee are special and unique and that by reason of this employment Employee has acquired and will continue to acquire information regarding the strategic plans, business plans, policies, finances and customers and trade secrets of EMPLOYER ("Confidential Information"). Employee hereby agrees not to divulge such Confidential Information to anyone, either during his employment with EMPLOYER or for a period of three (3) years following the termination of his employment. Employee further agrees that all memoranda, notes, records, reports, letters, and other documents made, compiled, received, held, or used by Employee while employed by EMPLOYER concerning any phase of the business of EMPLOYER shall be EMPLOYER's property and shall be delivered by Employee to EMPLOYER on the termination of his employment, or at any earlier time on the request of the Board of Directors.

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

     7.4 Enforcement. The agreement of Employee regarding the provisions contained in this Section 7 shall be enforceable both at law and in equity, by injunction and otherwise; and the rights and remedies of EMPLOYER hereunder with respect thereto shall be cumulative and not alternative and shall not be exhausted by any one or more uses thereof.

     8.       ENTIRE AGREEMENT: WAIVERS AND AMENDMENTS

          This Agreement sets forth the entire agreement between the parties with respect to the terms and conditions of the relationship between Employee and EMPLOYER and any and all matters related thereto, and any and all prior agreements with respect to any thereof, whether oral or written, are superseded hereby. Neither this Agreement nor any term or condition hereof, including without limitation, the terms and conditions of this Section, may be waived or modified in whole or in part as against EMPLOYER or Employee, as the case may be, except by written instrument signed by an authorized officer of EMPLOYER and by Employee, expressly stating that it is intended to operate as a waiver or modification of this Agreement, and any such written waiver by either party of a breach of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach hereof.

     9.       NOTICE

          Any notices, consents or other communication required to be sent or given hereunder by any of the parties shall in every case be in writing and shall be deemed properly served if (a) delivered personally, (b) sent by registered or certified mail, in all such cases with first class postage prepaid, return receipt requested, or (c) delivered by a recognized overnight courier service, if to EMPLOYER at the address of its main office to the attention of its President and, if to Employee, at his last address on the personnel records of EMPLOYER or at such other addresses as may be furnished by a party in writing according to the provisions of this Section 9, except that either party may from time to time, in writing by certified mail, designate another address which shall thereupon become his or its effective address for the purposes of this Section 9.

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

     11.      NO RESTRICTIONS

          Employee hereby represents and warrants that he is not now and will not be subject to any agreement, restriction, lien, encumbrance, or right, title or interest in any one of the foregoing, limiting in any way the scope of this Agreement or in any way inconsistent with this Agreement.

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


                                          EMPLOYEE


                                          ----------------------------------
                                          Richard P. Smith

ATTEST:



---------------------------------------
Thomas J. Reddish, Vice President & CFO


                                                     TRICO BANCSHARES


                                          By:
                                             -------------------------------
                                             William J. Casey
                                             Chairman of the Board

ATTEST:



---------------------------------------
Thomas J. Reddish, Vice President & CFO

                                  Exhibit 10.9

Tri Counties Bank Executive Deferred Compensation Plan dated September 1, 1987, as restated April 1, 1992, and amended and restated January 1, 2004















                                TRI COUNTIES BANK

                      EXECUTIVE DEFERRED COMPENSATION PLAN

                           EFFECTIVE SEPTEMBER 1, 1987
                                       AND
                             RESTATED APRIL 1, 1992
                                       AND
                                 JANUARY 1, 2004














                   Amended and Restated as of January 1, 2004

                          Restated as of April 1, 1992

                           Effective September 1, 1987

                                TABLE OF CONTENTS
                                                                    PAGE
ARTICLE I--PURPOSE                                                    5
ARTICLE II--DEFINITIONS                                               5
2.1 Actuarial Equivalent                                              5
2.2 Account                                                           5
2.3 Beneficiary                                                       5
2.4 Board                                                             5
2.5 Change in Control                                                 6
2.6 Committee                                                         6
2.7 Compensation                                                      6
2.8 Deferral Commitment                                               6
2.9 Deferral Period                                                   6
2.10 Determination Date                                               7
2.11 Disability                                                       7
2.12 Distribution Election                                            7
2.13 Elective Deferred Compensation                                   7
2.14 Employer                                                         7
2.15 Financial Hardship                                               7
2.16 Interest Rate                                                    7
2.17 Participant                                                      7
2.18 Plan Benefit                                                     7
2.19 Qualified Plans                                                  8

ARTICLE III--PARTICIPATION AND DEFERRAL COMMITMENTS                   8
3.1 Eligibility and Participation                                     8
3.2 Form of Deferral; Minimum Deferral                                8
3.3 Limitation on Deferral                                            8
3.4 Modification of Deferral Commitment                               9
3.5 Change in Employment Status                                       9
3.6 Involuntary Termination                                           9

ARTICLE IV--DEFERRED COMPENSATION ACCOUNT                             9
4.1 Accounts                                                          9
4.2 Elective Deferred Compensation                                    9
4.3 Employer Discretionary Contributions                             10
4.4 Qualified Plan Make-Up Credit                                    10
4.5 Interest                                                         10
4.6 Determination of Accounts                                        10
4.7 Vesting of Accounts                                              10
4.8 Disability                                                       10
4.9 Statement of Accounts                                            11

                                TABLE OF CONTENTS
                                                                    PAGE

ARTICLE V--PLAN BENEFITS                                             11
5.1 Plan Benefit                                                     11
5.2 Death Benefit                                                    11
5.3 Hardship Distributions                                           11
5.4 Accelerated Distribution                                         11
5.5 Form of Benefit Payment                                          11
5.6 Withholding; Payroll Taxes                                       12
5.7 Commencement of Payments                                         12
5.8 Payment to Guardian                                              12

ARTICLE VI--BENEFICIARY DESIGNATION                                  12
6.1 Beneficiary Designation                                          12
6.2 Amendments                                                       12
6.3 No Beneficiary Designation                                       12
6.4 Effect of Payment                                                13

ARTICLE VII--ADMINISTRATION                                          13
7.1 Committee; Duties                                                13
7.2 Agents                                                           13
7.3 Binding Effect of Decisions                                      13
7.4 Indemnity of Committee                                           13

ARTICLE VIII--CLAIMS PROCEDURE                                       13
8.1 Claim                                                            13
8.2 Denial of Claim                                                  13
8.3 Review of Claim                                                  14
8.4 Final Decision                                                   14

ARTICLE IX--AMENDMENT AND TERMINATION OF PLAN                        14
9.1 Amendment                                                        14
9.2 Employer's Right to Terminate                                    14

ARTICLE X--MISCELLANEOUS                                             15
10.1 Unfunded Plan                                                   15
10.2 Unsecured General Creditor                                      15
10.3 Trust Fund                                                      15
10.4 Nonassignability                                                15
10.5 Not a Contract of Employment                                    16
10.6 Protective Provisions                                           16
10.7 Terms                                                           16
10.8 Captions                                                        16
10.9 Governing Law                                                   16
10.10 Validity                                                       16

                                TABLE OF CONTENTS
                                                                    PAGE


10.11 Notice                                                         16
10.12 Successors                                                     17


EXHIBIT 1:  Deferral Commitment Agreement                            18
EXHIBIT 2:  Distribution Election                                    19
EXHIBIT 3:  Beneficiary Designation                                  20

                                TRI COUNTIES BANK

                      EXECUTIVE DEFERRED COMPENSATION PLAN

                   RESTATED APRIL 1, 1992 AND JANUARY 1, 2004

This restatement of the Tri Counties Bank Executive Deferred Compensation Plan, effective January 1, 2004 applies only to those Participants in the Plan who are actively employed by the TriCo Bancshares or its affiliates or subsidiaries as of this date. Any retired Participant in this Plan will continue to receive benefits pursuant to the terms of the Plan as restated on April 1, 1992.

ARTICLE I--PURPOSE

     The purpose of this Executive Deferred Compensation Plan (the "Plan") is to provide current tax planning opportunities as well as supplemental funds for retirement or death for selected employees of TriCo Bancshares ("Bank") and subsidiaries or affiliates thereof. It is intended that the Plan will aid in retaining and attracting employees of exceptional ability by providing them with these benefits. This Plan will be effective as of September 1, 1987.


ARTICLE II--DEFINITIONS

     For the purposes of this Plan, the following terms shall have the meanings indicated, unless the context clearly indicates otherwise:

2.1        Actuarial Equivalent

     "Actuarial Equivalent" means equivalence in value between two (2) or more forms and/or times of payment based on a determination by an actuary chosen by the Bank, using sound actuarial assumptions at the time of such determination.

2.2        Account

     "Account" means the Account as maintained by the Employer in accordance with Article IV with respect to any deferral of Compensation pursuant to this Plan. A Participant's Account shall be utilized solely as a device for the determination and measurement of the amounts to be paid to the Participant pursuant to the Plan. A Participant's Account shall not constitute or be treated as a trust fund of any kind.

2.3        Beneficiary

     "Beneficiary" means the person, person or entity entitled under Article VI to receive any Plan benefits payable after a Participant's death.

2.4        Board

     "Board" means the Board of Directors of the Employer.

2.5        Change in Control

     A "Change in Control" shall occur:

     (a) Upon TriCo Bancshares' knowledge that any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended) is or becomes "the beneficial owner" (as defined in Rule 13(d)(3) of the Exchange Act), directly or indirectly, of TriCo Bancshares' shares representing forty percent (40%) or more of the combined voting power of the then outstanding securities; or

     (b) Upon the first purchase of the Common Stock of TriCo Bancshares pursuant to a tender or exchange offer (other than a tender or exchange offer made by TriCo Bancshares); or

     (c) Upon the approval by the stockholders of TriCo Bancshares of a merger or consolidation (other than a merger or consolidation in which TriCo Bancshares is the surviving corporation and which does not result in any reclassification or reorganization of TriCo Bancshares' then outstanding securities), a sale or disposition of all or substantially all of TriCo Bancshares' assets or a plan of liquidation or dissolution of TriCo Bancshares; or

     (d) If, during any period of two (2) consecutive years, individuals who at the beginning of such period constitute the Board of Directors of TriCo Bancshares cease for any reason to constitute at least a majority thereof, unless the election or nomination for the election by the stockholders of TriCo Bancshares of each new director was approved by a vote of at least two-thirds (2/3) of the directors then still in office who were directors at the beginning of the period.

2.6        Committee

     "Committee means the Compensation and benefits Committee of the Board of Directors of TriCo Bancshares.

2.7        Compensation

     "Compensation" means the salary and bonuses payable to Participant during the calendar year and considered to be "wages" for purposes of federal income tax withholding, before reduction for amounts deferred under this Plan. Compensation does not include expense reimbursements, any form of noncash compensation or benefits.

2.8        Deferral Commitment

     "Deferral Commitment" means an election to defer Compensation made by a Participant pursuant to Article III and for which a separate Deferral Commitment Agreement has been submitted by the Participant to the Committee.

2.9        Deferral Period

     "Deferral Period" means the period over which a Participant has elected to defer a portion of his Compensation. Each calendar year shall be a separate Deferral Period, provided that the Deferral Period may be modified pursuant to paragraph 3.4 or 3.5.

2.10      Determination Date

     "Determination Date" means the last day of each calendar month.

2.11      Disability

     "Disability" means a physical or mental condition which, in the opinion of the Committee, permanently prevents an employee from satisfactorily performing employee's usual duties for Employer. The Committee's decision as to Disability will be based upon medical reports and/or other evidence satisfactory to the Committee. In no event shall a Disability be deemed to occur or to continue after a Participant's Normal Retirement Date.

2.12      Distribution Election

     The term "Distribution Election" shall mean the form of distribution of the Account selected by the Participant on most recent Distribution Election provided such Distribution Election has been made at least one full calendar year prior to the date of the Participant's first Plan Distribution.

2.13      Elective Deferred Compensation

     The amount of Compensation that a Participant elects to defer pursuant to a Deferral Commitment.

2.14      Employer

     "Employer" means TriCo Bancshares, Tri Counties Bank, and any affiliated or subsidiary corporation designated by the Board of TriCo Bancshares or any successors to the business thereof.

2.15      Financial Hardship

     "Financial Hardship" means an immediate and heavy financial need of the Participant, determined by the Committee on the basis of information supplied by the Participant in accordance with the standards set forth in the applicable treasury regulations promulgated under Section 401(k) of the Internal Revenue Code, or such other standards as are, from time to time, established by the Committee.

2.16      Interest Rate

     "Interest Rate" means, with respect to any calendar month, the monthly equivalent of three (3) percentage points greater than the annual yield of the Moody's Average Corporate Bond Yield Index for the preceding calendar month as published by Moody's Investor Service, Inc. (or any successor thereto) or, if such index is no longer published, a substantially similar index selected by the Board.

2.17       Participant

     "Participant" means any individual who is participating or has participated in this Plan as provided in Article III.

2.18     Plan Benefit

     "Plan Benefit" means the benefit  payable to a Participant as calculated in
Article V.

2.19        Qualified Plans

     "Qualified Plans" means the TriCo Bancshares Employee Stock Option Plan and/or the Profit Sharing Plan of the Tri Counties Bank and/or any successor of either Plan.


ARTICLE III--PARTICIPATION AND DEFERRAL COMMITMENTS

3.1         Eligibility and Participation

     (a) Eligibility. Eligibility to participate in the Plan shall be limited to those key employees of the Employer who are designated, from time to time, by the Board of TriCo Bancshares and who have not made prior deferrals to the Plan in excess of $250,000.

     (b) Participation. An eligible employee may elect to participate in the Plan with respect to any Deferral Period by submitting a Deferral
     Commitment Agreement to the Committee by December 1 of the calendar year immediately preceding the Deferral Period.

     (c) Part-Year Participation. In the event that an employee first becomes eligible to participate during a Deferral Period, a Deferral Commitment Agreement must be submitted to the Committee no later than thirty (30) days following notification of the employee of eligibility to participate, and such Deferral Commitment Agreement shall be effective only with regard to Compensation earned or payable following the submission of the Deferral Commitment Agreement to the Committee.

3.2        Form of Deferral; Minimum Deferral

     (a) Deferral Commitment. A Participant may elect in the Deferral Commitment Agreement to defer any portion of his Compensation for the calendar year following the calendar year in which the Deferral Commitment Agreement is submitted. The amount to be deferred shall be stated and must not be less than two thousand four hundred dollars ($2,400) during the Deferral Period.

     (b) Participants Entering After January 1. In the event an employee enters this Plan at any time other than January 1 of any calendar year, he or she must defer at least two hundred dollars ($200) times the number of months remaining in the Deferral Period.

3.3       Limitation on Deferral

     A Participant may defer up to one hundred percent (100%) of the Participant's Compensation subject to a limitation of two hundred fifty thousand dollars ($250,000) in cumulative deferred compensation. However, the Committee may impose a different maximum deferral amount or increase the minimum deferral amount under paragraph 3.2 from time to time by giving written notice to all Participants, provided, however, that no such changes may affect a Deferral Commitment made prior to the Committee's action.

3.4        Modification of Deferral Commitment

     Deferral Commitment shall be irrevocable except that the Committee may permit a Participant to reduce the amount to be deferred, or waive the remainder of the Deferral Commitment upon a finding that the Participant has suffered a Financial Hardship.

3.5         Change in Employment Status

     If the Board determines that a Participant's employment performance is no longer at a level that deserves reward through participation in this Plan, but does not terminate the Participant's employment with the Employer, no Deferral Commitments may be made by such Participant after the date designated by the Board of TriCo Bancshares.

3.6        Involuntary Termination

If a Participant is terminated for any reason identified in (a) (b) (c) or (d) below, the Participant shall be paid all contributions made to the Plan by the Participant. The Plan Administrator shall retain the sole discretion to determine whether the interest on such contributions will be forfeited.

     (a)  Gross negligence or gross neglect

     (b) The commission of a felony, misdemeanor, or any other act involving moral turpitude, fraud, or dishonesty which has a material adverse impact on the Bank.

     (c) The willful and intentional disclosure, without authority, of any secret or confidential information concerning the Bank which has a material adverse impact on the Bank.

     (d) The willful and intentional violation of the rules or regulations of any regulatory agency or government authority having jurisdiction over the Bank, which has a material adverse impact on the Bank


ARTICLE IV--DEFERRED COMPENSATION ACCOUNT

4.1       Accounts

     For record keeping purposes only, an Account shall be maintained for each Participant. Separate subaccounts shall be maintained to the extent necessary to properly reflect the Participant's total vested Account balance. The initial Account balance shall be equal to the Account balance as of September 1, 1987, of any prior or preexisting Deferral arrangement. The Committee shall inform the Participant in writing of such arrangement's account balance as of September 1, 1987.

4.2         Elective Deferred Compensation

     A Participant's Elective Deferred Compensation shall be credited to the Participant's Account as the corresponding nondeferred portion of the Compensation becomes or would have become payable. Any withholding of taxes or other amounts with respect to deferred Compensation that is required by state, federal or local law shall be withheld from the Participant's nondeferred Compensation to the maximum extent possible with any excess being withheld from the Participant's Account.

4.3        Employer Discretionary Contributions

     Employer may make Discretionary Contributions to Participants' Accounts. Discretionary Contributions shall be credited at such times and in such amounts as the Board in its sole discretion shall determine. The amount of the Discretionary Contributions shall be evidenced in a special Deferral Commitment Agreement approved by the Board.

4.4       Qualified Plan Make-Up Credit

     The Employer shall credit to each Participant's Account on the last day of each year the difference between:

     (a) The amount which would have been contributed to the Qualified Plans if no deferrals had been made under this Plan; and

     (b) The amounts actually contributed to the Qualified Plans for such Participant.

4.5       Interest

     Beginning September 1, 1987, the Accounts shall be credited monthly with interest earned based on the Interest Rate specified in Section 2.16. Interest earned shall be calculated as of each Determination Date based upon the average daily balance of the Account since the preceding Determination Date and shall be credited to the Participant's Account at that time.

4.6        Determination of Accounts

     Each Participant's Account as of each Determination Date shall consist of the balance of the Participant's Account as of the immediately preceding Determination Date, plus the Participant's Elective Deferred Compensation credited, any Employer Discretionary Contributions and Qualified Plan Make-Up Credits and any interest earned, minus the amount of any distributions made since the immediately preceding Determination Date.

4.7       Vesting of Accounts

     Each  Participant   shall  be  vested  in  the  amounts  credited  to  such
Participant's Account and earnings thereon as follows:

     (a) Amounts Deferred. A Participant shall be one hundred percent (100%) vested at all times in the amount of Compensation elected to be deferred under this Plan and Interest thereon, except as provided for in Section 3.7.

     (b)  Employer   Discretionary    Contributions.    Employer   Discretionary
     Contributions and Interest thereon shall be vested as set forth in the special Deferral Commitment, except as provided for in Section 3.7.

     (c) Qualified Plan Make-Up Credits. Qualified Plan Make-Up Credits and Interest thereon shall be vested to the same extent that amounts received from the underlying qualified plan are vested except as provided for in
     Section 3.7.

4.8        Disability

     If a Participant suffers a Disability during a Deferral Period, the Employer will contribute all scheduled deferrals to the Participant's Account for the remainder of the Deferral Period.

4.9       Statement of Accounts

     The Committee shall submit to each Participant, within thirty (30) days after the close of each calendar year and at such other time as determined by the Committee, a statement setting forth the balance to the credit of the Account maintained for a Participant.


ARTICLE V--PLAN BENEFITS

5.1       Plan Benefit

     If a Participant terminates employment for any reason other than death, the Employer shall pay a Plan Benefit equal to the Participant's Account, as determined in accordance with Article V.

5.2       Death Benefit

     Upon  the  death  of  a   Participant,   the  Employer  shall  pay  to  the
Participant's Beneficiary an amount determined as follows:

     (a) If the Participant dies after termination of employment with the Employer, the remaining unpaid balance of the Participant's Account, shall be paid in the same form that payments were being made prior to the Participant's death.

     (b) If the Participant dies prior to termination of employment with the Employer, the amount payable shall be the Participant's Account balance.

5.3        Hardship Distributions

     Upon a finding that a Participant has suffered a Financial Hardship, the Committee may, in its sole discretion, make distributions from the Participant's Account prior to the time specified for payment of benefits under the Plan. The amount of such distribution shall be limited to the amount reasonably necessary to meet the Participant's requirements during the Financial Hardship.

5.4      Accelerated Distribution

     Notwithstanding any other provision of the Plan, at any time after a Change in Control or at any time following termination of Employment, a Participant shall be entitled to receive, upon written request to the Committee, a lump sum distribution equal to ninety percent (90%) of the vested Account balance as of the Determination Date immediately preceding the date on which the Committee receives the written request. The remaining balance shall be forfeited by the Participant. The amount payable under this section shall be paid in a lump sum within sixty-five (65) days following the receipt of the notice by the Committee from the Participant.

5.5       Form of Benefit Payment

     All Plan Benefits other than Hardship Withdrawals or Plan Benefits attributable to Deferral Commitments after September 1, 1987, shall be paid in the form of the Basic Benefit provided below, unless the Committee, in its sole discretion, selects an alternative form. Any form requested by the Participant or a Beneficiary shall be considered by the Committee, but shall not be binding. Plan Benefits with respect to Deferral Periods before September 1, 1987, shall be paid in the form selected by the Participant in the Deferral Commitment submitted for such Deferral Periods. The basic and alternative methods of payment are as follows:

     (a) A single sum amount which is equal to the Account balance payable no later than December 31, 2008 as specified on the Distribution Election.

     (b) A partial distribution which is equal to the amount specified on the Distribution Election with the balance transferred to the 2004 TriCo Bancshares Deferred Compensation Plan. (c) Transfer of the Account in whole to the 2004 TriCo Bancshares Deferred Compensation Plan.

5.6       Withholding; Payroll Taxes

     The Employer shall withhold from payments made hereunder any taxes required to be withheld from such payments under federal, state or local law. However, a Beneficiary may elect not to have withholding for federal income tax pursuant to
Section 3405(a)(2) of Internal Revenue Code, or any successor provision thereto.

5.7         Commencement of Payments

     Payment shall commence on the day selected by the Participant in the Deferral Commitment, at the discretion of the Committee, but not later than sixty (60) days after the end of the month in which the Participant terminates employment with the Employer, or service on the Board. All payments shall be made as of the first day of the month.

5.8       Payment to Guardian

     If a Plan benefit is payable to a minor or a person declared incompetent or to a person incapable of handling the disposition of his property, the Committee may direct payment of such Plan Benefit to the guardian, legal representative or person having the care and custody of such minor, incompetent or person. The Committee may require proof of incompetency, minority, incapacity or guardianship as it may deem appropriate prior to distribution of the Plan benefit. Such distribution shall completely discharge the Committee from all liability with respect to the benefit.


ARTICLE VI--BENEFICIARY DESIGNATION

6.1        Beneficiary Designation

     Each Participant shall have the right, at any time, to designate any person or persons as his Beneficiary or Beneficiaries (both primary as well as secondary) to whom benefits under this Plan shall be paid in the event of Participant's death prior to complete distribution of the benefits due under the Plan. Each beneficiary designation shall be in written form prescribed by the Committee and will be effective only when filed with the Committee during the Participant's lifetime.

6.2        Amendments

     Any Beneficiary designation may be changed by a Participant without the consent of any designated Beneficiary by the filing of a new Beneficiary Designation with the Committee. The filing of a new Beneficiary Designation form will cancel all Beneficiary Designations previously filed. If a Participant's Compensation is community property, any Beneficiary designation shall be valid or effective only as permitted under applicable law.

6.3        No Beneficiary Designation

     In the absence of an effective Beneficiary designation, or if all designated Beneficiaries predecease the Participant or die prior to complete distribution of the Participant's benefits, then the Participant's designated Beneficiary shall be deemed to be the Participant's estate.

6.4        Effect of Payment

     The payment to the deemed Beneficiary shall completely discharge Employer's obligations under this Plan.

ARTICLE VII--ADMINISTRATION

7.1        Committee; Duties

     This Plan shall be administered by the Committee, which shall consist of not less than three (3) persons appointed by the Chairman of the Board. Any member of the Committee may be removed at any time by the Board. Any member may resign by delivering his written resignation to the Board. Upon the existence of any vacancy, the Board may appoint a successor. The Committee shall have the authority to make, amend, interpret, and enforce all appropriate rules and regulations for the administration of this Plan and decide or resolve any and all questions including interpretations of this Plan, as may arise in connection with the Plan. A majority of the members of the Committee shall constitute a quorum for the transaction of business. A majority vote of the Committee members constituting a quorum shall control any decision. Members of the Committee may be Participants under this Plan.

7.2      Agents

     The Committee may, from time to time, employ other agents and delegate to them such administrative duties as it sees fit, and may from time to time consult with counsel who may be counsel to the Employer.

7.3        Binding Effect of Decisions

     The decision or action of the Committee in respect of any question arising out of or in connection with the administration, interpretation, and application of the Plan and the rules and regulations promulgated hereunder shall be final and conclusive and binding upon all persons having any interest in the Plan.

7.4        Indemnity of Committee

     The Employer shall indemnify and hold harmless the members of the Committee against any and all claims, loss, damage, expense, or liability arising from any action or failure to act with respect to this Plan, except in the case of gross negligence or willful misconduct.


ARTICLE VIII - CLAIMS PROCEDURE

8.1       Claim

     Any person claiming a benefit, requesting an interpretation or ruling under the Plan, or requesting information under the Plan shall present the request in writing to the Committee, which shall respond in writing within thirty (30) days.

8.2       Denial of Claim

     If the claim or request is denied, the written notice of denial shall state:

     (a) The reasons for denial, with specific reference to the Plan provisions on which the denial is based.

     (b) A description of any additional material or information required and an explanation of why it is necessary.

     (c)  An explanation of the Plan's claim review procedure.

8.3         Review of Claim

     Any person whose claim or request is denied or who has not received a response within thirty (30) days may request review by notice given in writing to the Committee. The claim or request shall be reviewed by the Committee who may, but shall not be required to, grant the claimant a hearing. On review, the claimant may have representation, examine pertinent documents, and submit issues and comments in writing.

8.4        Final Decision

     The decision on review shall normally be made within sixty (60) days. If an extension of time is required for a hearing or other specified circumstances, the claimant shall be notified and the time limit shall be one hundred twenty
(120) days. The decision shall be in writing and shall state the reasons and the relevant plan provisions. All decisions on review shall be final and bind all parties concerned.


ARTICLE IX--AMENDMENT AND TERMINATION OF PLAN

9.1        Amendment

     The Board may at any time amend the Plan in whole or in part, provided, however, that no amendment shall be effective to decrease or restrict the amount accrued to the date of Amendment in any Account or to change the Interest Rate credited to amounts already held in an Account under the Plan. Upon a change in the Interest Rate, thirty (30) days' advance written notice shall be given to each Participant and any deferral after the effective date of the change shall be held in a separate Account which shall be credited with the new Interest Rate.

9.2       Employer's Right to Terminate

     The Board may at any time partially or completely terminate the Plan if, in its judgment, the tax, accounting, or other effects of the continuance of the Plan, or potential payments thereunder would not be in the best interests of the Employer.

     (a)  Partial  Termination.  The Board may  partially  terminate the Plan by instructing the Committee not to accept any additional Deferral Commitments. In the event of such a Partial Termination, the Plan shall continue to operate and be effective with regard to Deferral Commitments entered into prior to the effective date of such Partial Termination.

     (b) Complete Termination. The Board may completely terminate the Plan by instructing the Committee not to accept any additional Deferral Commitments, and by terminating all ongoing Deferral Commitments. In the event of Complete Termination, the Plan shall cease to operate and the Employer shall pay out to each Participant their Account as if that Participant had terminated service as of the effective date of the Complete Termination. Payments shall be made in equal annual installments over the period listed below, based on the Account balance:

     Appropriate Account Balance                            Payout Period
     Less than $10,000                                         1 Year
     $10,000 but less than $50,000                             3 Years
     More than $50,000                                         5 Years

     Interest earned on the unpaid balance in each Participant's Account shall be the interest Rate in effect on the Determination Date immediately preceding the effective date of the Complete Termination.

ARTICLE X--MISCELLANEOUS

10.1       Unfunded Plan

     This Plan is intended to be an unfunded plan maintained primarily to provide deferred compensation benefits for a select group of "management or highly-compensated employees" within the meaning of Sections 201, 301 and 401 of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and therefore to be exempt from the provisions of Parts 2, 3, and 4 of Title I of ERISA. Accordingly, the Plan shall terminate and no further benefits shall accrue hereunder in the event it is determined by a court of competent jurisdiction or by an opinion of counsel that the Plan constitutes an employee pension benefit plan within the meaning of Section 3(2) of ERISA which is not so exempt. In the event of a termination under this Section 10.1, all ongoing Deferral Commitments shall terminate, no additional Deferral Commitments will be accepted by the Committee, and the amount of each Participant's vested Account balance shall be distributed to such Participant at such time and in such manner as the Committee, in its sole discretion, determines.

10.2      Unsecured General Creditor

     In the event of Employer's insolvency, Participants and their Beneficiaries, heirs, successors, and assigns shall have no legal or equitable rights, interest or claims in any property or assets of Employer, nor shall they be Beneficiaries of, or have any rights, claims or interests in any life insurance policies, annuity contracts or the proceeds therefrom owned or which may be acquired by Employer. In that event, any and all of Employer's assets and policies shall be, and remain, the general, un-pledged, unrestricted assets of Employer. Employer's obligation under the Plan shall be that of an unfunded and unsecured promise of Employer to pay money in the future.

10.3      Trust Fund

     The Employer shall be responsible for the payment of all benefits provided under the Plan. At its discretion, the Employer may establish one (1) or more trusts, with such trustees as the Board may approve, for the purpose of providing for the payment of such benefits. Such trust or trust may be irrevocable, but the assets thereof shall be subject to the claims of the Employer's creditors. To the extent any benefits provided under the Plan are actually paid from any such trust, the Employer shall have no further obligation with respect thereto, but to the extent not so paid, such benefits shall remain the obligation of, and shall be paid by, the Employer.

10.4        Nonassignability

     Neither a Participant nor any other person shall have any right to commute, sell, assign, transfer, pledge, anticipate, mortgage or otherwise encumber, transfer, hypothecate or convey in advance of actual receipt the amounts, if any, payable hereunder, or any part thereof, which are, and all rights to which are, expressly declared to be unassignable and nontransferable. No part of the amounts payable shall, prior to actual payment, be subject to seizure or sequestration for the payment of any debts, judgments, alimony or separate maintenance owed by a Participant or any other person, nor be transferable by operation of law in the event of a Participant's or any other person's bankruptcy or insolvency.

10.5        Not a Contract of Employment

     The terms and conditions of this Plan shall not be deemed to constitute a contract of employment between the Employer and the Participant, and the Participant (or his Beneficiary) shall have no rights against the Employer except as may otherwise be specifically provided herein. Moreover, nothing in this Plan shall be deemed to give a Participant the right to be retained in the service of the Employer or to interfere with the right of the Employer to discipline or discharge him at any time.

10.6      Protective Provisions

     A Participant will cooperate with the Employer by furnishing any and all information requested by the Employer, in order to facilitate the payment of benefits hereunder, and by taking such physical examinations as the Employer may deem necessary and taking such other actions as may be requested by the Employer.

10.7       Terms

     Whenever any words are used herein the masculine, they shall be construed as though they were used in the feminine in all cases where they would so apply; and wherever any words are used herein in the singular or in the plural, they shall be construed as though they were used in the plural or the singular, as the case may be, in all cases where they would so apply.

10.8       Captions

     The captions of the articles, sections, and paragraphs of this Plan are for convenience only and shall not control or affect the meaning or construction of any of its provisions.

10.9      Governing Law

     The provisions of this Plan shall be construed, interpreted, and governed in all respects in accordance with applicable federal law and, to the extent not preempted by such federal law, in accordance with the laws of the State of California.

10.10    Validity

     In case any provision of this Plan shall be held illegal or invalid for any reason, said illegality or invalidity shall not affect the remaining parts hereof, but this Plan shall be construed and enforced as if such illegal and invalid provision had never been inserted herein.

10.11      Notice

     Any notice or filing required or permitted to be given to the Committee under the Plan shall be sufficient if in writing and hand delivered, or sent by registered or certified mail, to any member of the Committee or the Secretary of the Employer. Such notice shall be deemed given as of the date of delivery or, if such delivery is made by mail, as of the date shown on the postmark on the receipt for registration or certification.

10.12       Successors

     The provisions of this Plan shall bind and inure to the benefit of the Employer and its successors and assigns. The term successors as used herein shall include any corporate or other business entity which shall, whether by merger, consolidation, purchase or otherwise acquire all or substantially all of the business and assets of TriCo Bancshares, and successors of any such corporation or other business entity.

This Amendment is made and effective as of January 1, 2004.

TRI COUNTIES BANK and TRICO BANCSHARES


By:  /s/ Willam J. Casey                        By:  /s/ Wendell J. Lundberg
   -------------------------------------           -----------------------------
          William Casey, Chairman                            Secretary

EXHIBIT 1

Deferral Commitment Agreement
The 1987 Tri Counties Bank Executive Deferred Compensation Plan
(as restated January 1, 2004)
Deferral Election
--------------------------------------------------------------------------------



----------------------------------                   ----------------------
Name (Last, First, Middle Initial)                   Social Security Number

I acknowledge that I have been offered an opportunity to participate in the Deferred Compensation Plan (the "Plan"). I will participate in the Plan and irrevocably authorize the Bank to make the appropriate deductions, as indicated on this Agreement from my compensation. Capitalized terms in this Agreement shall have the same meanings as defined in the Tri Counties Bank Executive Deferred Compensation Plan as restated January 1, 2004).


                                DEFERRAL ELECTION


                    I elect to participate in the Plan as follows:

Salary I elect to defer (complete one blank only) $______ or_____% of my Salary earned in _______ (insert year).

Bonus I elect to defer $_____ or _____% of my Bonus, earned in _______ (insert year), not to exceed $________.

Commissions         I elect to defer $ _____ or _____% of my Commissions, earned in _______ (insert year), not to exceed $________.

No Participation    I elect to not participate in the _______ (insert year) Plan
                    Year ___________.



ACKNOWLEDGED AND ACCEPTED:



------------------------------------             -------------------------------
Participant Signature         Date               Print Name



-------------------------------------            -------------------------------
Signature of Bank Officer     Date               Print Name

EXHIBIT 2

Distribution Election
The 1987 Tri Counties Bank Executive Deferred Compensation Plan
(as restated January 1, 2004)
Distribution Election

Pursuant to the Provisions of the Plan (as restated effective January 1, 2004), I hereby elect to have the balance in my Deferred Compensation Account (brokerage account) paid to me as designated below:




               In Lump sum on  __________  (insert  date),  which  shall not be
------ earlier than one year after the date of this election nor later December 31, 2008, or sixty (60) days following termination of my service as an Employee of the Bank, whichever occurs first.


               As a Partial  Distribution  on __________  (insert  date),  which
------ shall not be earlier than one year after the date of this election nor later than December 31, 2008, or sixty (60) days following terminatin of my service as an Employee of the Bank, whichever occurs first. The balance should be transferred to the 2004 Tri Counties Bank Deferred Compensation Plan with distribution pursuant to my Distribution Election for that Plan.


               As a full transfer to the Tri Counties Bank Deferred Compensation
------ Plan with distribution pursuant to my Distribution Election for that Plan on __________ (insert date) which shall not be later than December 31, 2008, or sixty (60) days following termination of my service as an Employee of the Bank, whichever occurs first.




Signed:                          ;  Print Name
       --------------------------             --------------------

Dated:                ,
      ----------------

EXHIBIT 3

Beneficiary Designation Form
The 1987 Tri Counties Bank Executive Deferred Compensation Plan

I.       PRIMARY DESIGNATION
         (You may refer to the beneficiary designation information prior to completion of this form.)

A.       Person(s) as a Primary Designation:
         (Please indicate the percentage for each beneficiary.)


Name                                 Relationship                     /        %
    ------------------------------               -------------------    -------
Address:
        ------------------------------------------------------------------------
                (Street)                       (City)       (State)        (Zip)


Name                                 Relationship                     /        %
    ------------------------------               -------------------    -------
Address:
        ------------------------------------------------------------------------
                (Street)                       (City)       (State)        (Zip)


Name                                 Relationship                     /        %
    ------------------------------               -------------------    -------
Address:
        ------------------------------------------------------------------------
                (Street)                       (City)       (State)        (Zip)


B.       Estate as a Primary Designation:

My Primary  Beneficiary is The Estate of
                                          --------------------------------------
as  set  forth  in  the  last  will  and  testament   dated  the         day  of
                                                                  -----
             ,       and any codicils thereto.
-------------  -----

C.       Trust as a Primary Designation:

Name of the Trust:
                    ------------------------------------------------------------
Execution Date of the Trust:       /       /
                             -----   -----   ---------
Name of the Trustee:
                     -----------------------------------------------------------

Beneficiary(ies)   of  the  Trust  (please  indicate  the  percentage  for  each beneficiary):
             -------------------------------------------------------------------

--------------------------------------------------------------------------------

Is this an Irrevocable Life Insurance Trust?           Yes              No
                                              --------         --------
(If yes and this designation is for a Split Dollar agreement, an Assignment of Rights form should be completed.)

II.     SECONDARY (CONTINGENT) DESIGNATION

A.       Person(s) as a Secondary (Contingent)Designation:
         (Please indicate the percentage for each beneficiary.)


Name                                 Relationship                     /        %
    ------------------------------               -------------------    -------
Address:
        ------------------------------------------------------------------------
                (Street)                       (City)       (State)        (Zip)


Name                                 Relationship                     /        %
    ------------------------------               -------------------    -------
Address:
        ------------------------------------------------------------------------
                (Street)                       (City)       (State)        (Zip)


Name                                 Relationship                     /        %
    ------------------------------               -------------------    -------
Address:
        ------------------------------------------------------------------------
                (Street)                       (City)       (State)        (Zip)


B.       Estate as a Secondary (Contingent) Designation:

My Secondary Beneficiary is The Estate of
                                          --------------------------------------
as  set  forth  in  the  last  will  and  testament   dated  the         day  of
                                                                  -----
             ,       and any codicils thereto.
-------------  -----

C.       Trust as a Secondary (Contingent) Designation:

Name of the Trust:
                    ------------------------------------------------------------
Execution Date of the Trust:       /       /
                             -----   -----   ---------
Name of the Trustee:
                     -----------------------------------------------------------

Beneficiary(ies)   of  the  Trust  (please  indicate  the  percentage  for  each beneficiary):
             -------------------------------------------------------------------

--------------------------------------------------------------------------------

All sums payable under this Agreement by reason of my death shall be paid to the Primary Beneficiary(ies), if he or she survives me, and if no Primary Beneficiary(ies) shall survive me, then to the Secondary (Contingent) Beneficiary(ies). This beneficiary designation is valid until the participant notifies the bank in writing.



---------------------------------------                   ----------------------
Participant Signature                                              Date

Exhibit 10.10

Tri Counties Bank Deferred Compensation Plan for Directors effective April 1, 1992, and amended and restated January 1, 2004














                              AMENDED AND RESTATED
                                TRI COUNTIES BANK
                    DEFERRED COMPENSATION PLAN FOR DIRECTORS














                             Effective April 1, 1992

                             Amended January 1, 2004

                                TABLE OF CONTENTS




                                                                    PAGE

ARTICLE I--PURPOSE                                                    5

ARTICLE II--DEFINITIONS                                               5

2.1 Actuarial Equivalent                                              5
2.2 Account                                                           5
2.3 Beneficiary                                                       5
2.4 Board                                                             5
2.5 Change in Control                                                 5
2.6 Committee                                                         6
2.7 Compensation                                                      6
2.8 Deferral Commitment                                               6
2.9 Deferral Period                                                   6
2.10 Determination Date                                               6
2.11 Disability                                                       7
2.12 Distribution Election                                            7
2.13 Elective Deferred Compensation                                   7
2.14 Financial Hardship                                               7
2.15 Interest Rate                                                    7
2.16 Participant                                                      7
2.17 Plan Benefit                                                     7

ARTICLE III--PARTICIPATION AND DEFERRAL COMMITMENTS                   8
3.1 Eligibility and Participation                                     8
3.2 Form of Deferral; Minimum Deferral                                8
3.3 Limitation on Deferral                                            8
3.4 Modification of Deferral Commitment                               8
3.5 Involuntary Removal                                               8

ARTICLE IV--DEFERRED COMPENSATION ACCOUNT                             9

4.1 Accounts                                                          9
4.2 Elective Deferred Compensation                                    9
4.3 Employer Discretionary Contributions                              9
4.4 Interest                                                          9
4.5 Determination of Accounts                                         9
4.6 Vesting of Accounts                                              10
4.7 Statement of Accounts                                            10

                                TABLE OF CONTENTS



                                                                    PAGE

ARTICLE V--PLAN BENEFITS                                             10

     5.1 Plan Benefit                                                10
     5.2 Death Benefit                                               10
     5.3 Hardship Distributions                                      11
     5.4 Accelerated Distribution                                    11
     5.5 Form of Benefit Payment                                     11
     5.6 Withholding; Payroll Taxes                                  11
     5.7 Commencement of Payments                                    11
     5.8 Full Payment of Benefits                                    11
     5.9 Payment to Guardian                                         11

ARTICLE VI--BENEFICIARY DESIGNATION                                  12

     6.1 Beneficiary Designation                                     12
     6.2 Amendments                                                  12
     6.3 No Beneficiary Designation                                  12
     6.4 Effect of Payment                                           12

ARTICLE VII--ADMINISTRATION                                          12

     7.1 Committee; Duties                                           12
     7.2 Agents                                                      12
     7.3 Binding Effect of Decisions                                 13
     7.4 Indemnity of Committee                                      13

ARTICLE VIII--CLAIMS PROCEDURE                                       13

     8.1 Claim                                                       13
     8.2 Denial of Claim                                             13
     8.3 Review of Claim                                             13
     8.4 Final Decision                                              13

ARTICLE IX--AMENDMENT AND TERMINATION OF PLAN                        14

     9.1 Amendment                                                   14
     9.2 Employer's Right to Terminate                               14

                                TABLE OF CONTENTS




                                                                    PAGE

ARTICLE X--MISCELLANEOUS                                             14

10.1 Unfunded Plan                                                   14
10.2 Unsecured General Creditor                                      15
10.3 Trust Fund                                                      15
10.4 Nonassignability                                                15
10.5 Not a Contract of Employment                                    15
10.6 Protective Provisions                                           15
10.7 Terms                                                           16
10.8 Captions                                                        16
10.9 Governing Law                                                   16
10.10 Validity                                                       16
10.11 Notice                                                         16
10.12 Successors                                                     16

EXHIBIT 1: Deferral Commitment Agreement                             18
EXHIBIT 2. Distribution Election                                     19
EXHIBIT 3:  Beneficiary Designation Form                             20

                                TRI COUNTIES BANK

                    DEFERRED COMPENSATION PLAN FOR DIRECTORS

This restatement of the Tri Counties Bank Deferred Compensation Plan for Directors, effective January 1, 2004 applies only to those Participants in the Plan who serve as Directors of TriCo Bancshares or its affiliates or subsidiaries as of this date. Any retired Participant in this Plan will continue to receive benefits pursuant to the terms of the Plan as adopted on April 1, 1992.

ARTICLE I--PURPOSE

The purpose of this Deferred Compensation Plan for Directors (the "Plan") is to provide current tax planning opportunities as well as supplemental funds for retirement or death for directors of TriCo Bancshares ("Bank"). It is intended that the Plan will aid in retaining and attracting directors of exceptional ability by providing them with these benefits. This Plan will be effective as of April 1, 1992.


ARTICLE II--DEFINITIONS

     For the purposes of this Plan, the following terms shall have the meanings indicated, unless the context clearly indicates otherwise:

2.1       Actuarial Equivalent

     "Actuarial Equivalent" means equivalence in value between two (2) or more forms and/or times of payment based on a determination by an actuary chosen by the Bank, using sound actuarial assumptions at the time of such determination.

2.2       Account

     "Account" means the Account as maintained by the Employer in accordance with Article IV with respect to any deferral of Compensation pursuant to this Plan. A Participant's Account shall be utilized solely as a device for the determination and measurement of the amounts to be paid to the Participant pursuant to the Plan. A Participant's Account shall not constitute or be treated as a trust fund of any kind.

2.3       Beneficiary

"Beneficiary" means the person, persons or entity entitled under Article VI to receive any Plan benefits payable after a Participant's death.

2.4      Board

"Board" means the Board of Directors of the Employer.

2.5      Change in Control

          A "Change in Control" shall occur:

     (a) Upon TriCo Bancshares' knowledge that any person (as such term is used in Sections 13(d) and 14(d) (2) of the Securities Exchange Act of 1934, as amended) is or becomes "the beneficial owner" (as defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of TriCo Bancshares' shares representing forty percent (40%) or more of the combined voting power of the then outstanding securities; or

     (b) Upon the first purchase of the Common Stock of TriCo Bancshares pursuant to a tender or exchange offer (other than a tender or exchange offer made by TriCo Bancshares); or

     (c) Upon the approval by the stockholders of TriCo Bancshares of a merger or con-solidation (other than a merger or consolidation in which TriCo Bancshares is the surviving corporation and which does not result in any reclassification or reorganization of TriCo Bancshares' then outstanding securities), a sale or disposition of all or substantially all of TriCo Bancshares' assets or a plan of liquidation or dissolution of TriCo Bancshares; or

     (d) If, during any period of two (2) consecutive years, individuals who at the begin-ning of such period constitute the Board of Directors of TriCo Bancshares cease for any reason to constitute at least a majority thereof, unless the election or nomination for the election by the stockholders of TriCo Bancshares of each new director was approved by a vote of at least two-thirds (2/3) of the directors then still in office who were directors at the beginning of the period.

2.6       Committee

     "Committee" means the Compensation and Benefits Committee of the Board of Directors of TriCo Bancshares.

2.7       Compensation

     "Compensation" means the retainer, meeting and Committee chairmanship fees paid to Participant by the Employer during the calendar year with respect to duties performed as a member of the Board before reduction for any amounts deferred pursuant to this Plan. Compensation does not include expense reimbursements, any form of noncash compensation or benefits.

2.8       Deferral Commitment

     "Deferral Commitment" means an election to defer Compensation made by a Participant pursuant to Article III and for which a separate Deferral Commitment Agreement has been submitted by the Participant to the Committee.

2.9       Deferral Period

     "Deferral Period" means the period over which a Participant has elected to defer a portion of his Compensation. Each calendar year shall be a separate Deferral Period, provided that the Deferral Period may be modified pursuant to paragraph 3.4.

2.10     Determination Date

     "Determination Date" means the last day of each calendar month.

2.11        Disability

     "Disability" means a physical or mental condition which, in the opinion of the Committee, permanently prevents the Director from satisfactorily performing the Director's usual duties for the Bank. The Committee's decision as to Disability will be based upon medical reports and/or other evidence satisfactory to the Committee. In no event shall a Disability be deemed to occur or to continue after a Participant's Normal Retirement Date.

2.12     Distribution Election

     The term "Distribution Election" shall mean the form of distribution of the Account selected by the Participant on most recent Distribution Election provided such Distribution Election has been made at least one full calendar year prior to the date of the Participant's first Plan Distribution.

2.13        Elective Deferred Compensation

     The amount of Compensation that a Participant elects to defer pursuant to a Deferral Commitment.

2.14        Financial Hardship

     "Financial Hardship" means an immediate and heavy financial need of the Participant, determined by the Committee on the basis of information supplied by the Participant in accordance with the standards set forth in the applicable treasury regulations promulgated under Section 401(k) of the Internal Revenue Code, or such other standards as are, from time to time, established by the Committee.

2.15        Interest Rate

     "Interest Rate" means, with respect to any calendar month, the monthly equivalent of three (3) percentage points greater than the annual yield of the Moody's Average Corporate Bond Yield Index for the preceding calendar month as published by Moody's Investor Service, Inc. (or any successor thereto) or, if such index is no longer published, a substantially similar index selected by the Board.

2.16        Participant

     "Participant" means any individual who is participating or has participated in this Plan as provided in Article III.


2.17      Plan Benefit

     "Plan Benefit" means the benefit  payable to a Participant as calculated in
Article V.

ARTICLE III--PARTICIPATION AND DEFERRAL COMMITMENTS

3.1       Eligibility and Participation

     (a) Eligibility. Eligibility to participate in the Plan shall be limited to directors of the Employer.

     (b) Participation. A director may elect to participate in the Plan with respect to any Deferral Period by submitting a Deferral Commitment Agreement to the Committee by December 1 of the calendar year immediately preceding the Deferral Period.

     (c) Part-Year Participation. In the event that a director first becomes eligible to participate during a Deferral Period, a Deferral Commitment Agreement must be submitted to the Committee no later than thirty (30) days following notification of the director of eligibility to participate, and such Agreement shall be effective only with regard to Compensation earned or payable following the submission of the Agreement to the Committee.

3.2       Form of Deferral; Minimum Deferral

     (a) Deferral Commitment. A Participant may elect in the Deferral Commitment Agreement to defer any portion of his Compensation for the calendar year following the calendar year in which the Agreement is submitted. The amount to be deferred shall be stated as a percentage and must not be less than two thousand four hundred dollars ($2,400) during the Deferral Period.

     (b) Participants Entering After January 1. In the event a director enters this Plan at any time other than January 1 of any calendar year, he or she must defer at least two hundred dollars ($200) times the number of months remaining in the Deferral Period.

3.3       Limitation on Deferral

     A Participant may defer up to one hundred percent (100%) of the Participant's Compensation subject to a limitation of $250,000 in cumulative deferred compensation. However, the Committee may impose a different maximum deferral amount or increase the minimum deferral amount under paragraph 3.2 from time to time by giving written notice to all Participants, provided, however, that no such changes may affect a Deferral Commitment made prior to the Committee's action.

3.4       Modification of Deferral Commitment

     Deferral Commitment shall be irrevocable except that the Committee may permit a Participant to reduce the amount to be deferred, or waive the remainder of the Deferral Commitment upon a finding that the Participant has suffered a Financial Hardship.

3.5      Involuntary Removal

     If a Participant's service is terminated as a member of the Board of Directors of TriCo Bancshares or an affiliate or subsidiary for any reason identified in (a) (b) (c) or (d) below, the Participant shall be paid all contributions made to the Plan by the Participant. The Plan Administrator shall retain the sole discretion to determine whether the interest on such contributions will be forfeited.


     (e)  Gross negligence or gross neglect

     (f) The commission of a felony, misdemeanor, or any other act involving moral turpitude, fraud, or dishonesty which has a material adverse impact on the Bank.

     (g) The willful and intentional disclosure, without authority, of any secret or confidential information concerning the Bank which has a material adverse impact on the Bank.

     (h) The willful and intentional violation of the rules or regulations of any regulatory agency or government authority having jurisdiction over the Bank, which has a material adverse impact on the Bank


ARTICLE IV--DEFERRED COMPENSATION ACCOUNT

4.1       Accounts

     For record keeping purposes only, an Account shall be maintained for each Participant. For each Participant the initial Account balance shall be equal to the Account balance, if any, immediately preceding the effective date of this Plan, under the Tri Counties Bank Deferred Compensation Plan for Directors as restated January 1, 2004.


4.2       Elective Deferred Compensation

     A Participant's Elective Deferred Compensation shall be credited to the Participant's Account as the corresponding nondeferred portion of the Compensation becomes or would have become payable. Any withholding of taxes or other amounts with respect to deferred Compensation that is required by state, federal or local law shall be withheld from the Participant's nondeferred Compensation to the maximum extent possible with any excess being withheld from the Participant's Account.

4.3       Employer Discretionary Contributions

     Employer may make Discretionary Contributions to Participants' Accounts. Discretionary Contributions shall be credited at such times and in such amounts as the Board in its sole discretion shall determine. The amount of the Discretionary Contributions shall be evidenced in a special Deferral Commitment Agreement approved by the Board.

4.4       Interest

     Beginning April 1, 1992, the Accounts shall be credited monthly with interest earned based on the Interest Rate specified in Section 2.15. Interest earned shall be calculated as of each Determination Date based upon the average daily balance of the Account since the preceding Determination Date and shall be credited to the Participant's Account at that time.

4.5       Determination of Accounts

     Each Participant's Account as of each Determination Date shall consist of the balance of the Participant's Account as of the immediately preceding Determination Date, plus the Participant's Elective Deferred Compensation credited and any Employer Discretionary Contributions and any interest earned, minus the amount of any distributions made since the immediately preceding Determination Date.

4.6       Vesting of Accounts

     Each  Participant   shall  be  vested  in  the  amounts  credited  to  such
Participant's Account and earnings thereon as follows:

     (a) Amounts Deferred. A Participant shall be one hundred percent (100%) vested at all times in the amount of Compensation elected to be deferred under this Plan and Interest thereon, except as provided for in Section 3.5.

     (b) Employer Discretionary Contributions. Employer Discretionary Contributions and Interest thereon shall be vested as set forth in the special Deferral Commitment Agreement, except as provided for in Section 3.5.

4.7       Statement of Accounts

     The Committee shall submit to each Participant, within thirty (30) days after the close of each calendar year and at such other time as determined by the Committee, a statement setting forth the balance to the credit of the Account maintained for a Participant.


ARTICLE V--PLAN BENEFITS

5.1       Plan Benefit

     If a Participant terminates service on the Board, for any reason other than death, the Employer shall pay a Plan Benefit equal to the Participant's Account, as determined in accordance with Article IV.

5.2       Death Benefit

     Upon  the  death  of  a   Participant,   the  Employer  shall  pay  to  the
Participant's Beneficiary an amount determined as follows:

     (a) If the Participant dies after termination of service with the Employer, the remaining unpaid balance of the Participant's Account, shall be paid in the same form that payments were being made prior to the Participant's death.

     (b) If the Participant dies prior to termination of service with the Employer, the amount payable shall be the Participant's Account balance.

5.3       Hardship Distributions

     Upon a finding that a Participant has suffered a Financial Hardship, the Committee may, in its sole discretion, make distributions from the Participant's Account prior to the time specified for payment of benefits under the Plan. The amount of such distribution shall be limited to the amount reasonably necessary to meet the Participant's requirements during the Financial Hardship.

5.4       Accelerated Distribution

     Notwithstanding any other provision of the Plan, at any time after a Change in Control or at any time following termination of service on the Board, a Participant shall be entitled to receive, upon written request to the Committee, a lump sum distribution equal to ninety percent (90%) of the vested Account balance as of the Determination Date.

5.5       Form of Benefit Payment

All Plan Benefits other than Hardship or Plan Benefits attributable to Deferral Commitments after April 1, 1992, shall be paid in the form of the Basic Benefit provided below, unless the Committee, in its sole discretion, selects an alternative form. Any form requested by the Participant or a Beneficiary shall be considered by the Committee, but shall not be binding. Plan Benefits with respect to Deferral Periods before April 1, 1992, shall be paid in the form selected by the Participant in the Distribution Election submitted for such Deferral Periods. The basic and alternative methods of payment are as follows:

     (a) A single sum amount which is equal to the Account balance payable no later than December 31, 2008 as specified on the Distribution Election.

     (b) A partial distribution which is equal to the amount specified on the Distribution Election with the balance transferred to the 2004 Tri Counties Bank Deferred Compensation Plan.

     (c) Transfer of the Account in whole to the 2004 Tri Counties Bank Deferred Compensation Plan.

5.6       Withholding Payroll Taxes

     The Employer shall withhold from payments made hereunder any taxes required to be withheld from such payments under federal, state or local law. However, a Beneficiary may elect not to have withholding for federal income tax pursuant to
Section 3405(a)(2) of Internal Revenue Code, or any successor provision thereto.

5.7       Commencement of Payments

     Payment shall commence on the day selected by the Participant in the Distribution Election, at the discretion of the Committee, but not later than sixty (60) days after the end of the month in which the Participant terminates employment with the Employer, or service on the Board. All payments shall be made as of the first day of the month.

5.8       Full Payment of Benefits

     Notwithstanding any other provision of this Plan, all benefits shall be paid no later than December 31, 2008 or termination of service, whichever is later.

5.9       Payment to Guardian

     If a Plan benefit is payable to a minor or a person declared incompetent or to a person incapable of handling the disposition of his property, the Committee may direct payment of such Plan Benefit to the guardian, legal representative or person having the care and custody of such minor, incompetent or person. The Committee may require proof of incompetency, minority, incapacity or guardianship as it may deem appropriate prior to distribution of the Plan benefit. Such distribution shall completely discharge the Committee from all liability with respect to the benefit.

ARTICLE VI--BENEFICIARY DESIGNATION

6.1       Beneficiary Designation

     Each Participant shall have the right, at any time, to designate any person or persons as his Beneficiary or Beneficiaries (both primary as well as secondary) to whom benefits under this Plan shall be paid in the event of Participant's death prior to complete distribution of the benefits due under the Plan. Each beneficiary designation shall be in written form prescribed by the Committee and will be effective only when filed with the Committee during the Participant's lifetime.

6.2       Amendments

     Any Beneficiary designation may be changed by a Participant without the consent of any designated Beneficiary by the filing of a new Beneficiary Designation with the Committee. The filing of a new Beneficiary Designation form will cancel all Beneficiary Designations previously filed. If a Participant's Compensation is community property, any Beneficiary designation shall be valid or effective only as permitted under applicable law.

6.3       No Beneficiary Designation

     In the absence of an effective Beneficiary designation, or if all designated Beneficiaries predecease the Participant or die prior to complete distribution of the Participant's benefits, then the Participant's designated Beneficiary shall be deemed to be the Participant's estate.

  6.4       Effect of Payment

     The payment to the deemed Beneficiary shall completely discharge Employer's obligations under this Plan.


ARTICLE VII--ADMINISTRATION

  7.1       Committee; Duties

     This Plan shall be administered by the Committee, which shall consist of not less than three (3) persons appointed by the Chairman of the Board. Any member of the Committee may be removed at any time by the Board. Any member may resign by delivering his written resignation to the Board. Upon the existence of any vacancy, the Board may appoint a successor. The Committee shall have the authority to make, amend, interpret, and enforce all appropriate rules and regulations for the administration of this Plan and decide or resolve any and all questions including interpretations of this Plan, as may arise in connection with the Plan. A majority of the members of the Committee shall constitute a quorum for the transaction of business. A majority vote of the Committee members constituting a quorum shall control any decision. Members of the Committee may be Participants under this Plan.

7.2       Agents

     The Committee may, from time to time, employ other agents and delegate to them such administrative duties as it sees fit, and may from time to time consult with counsel who may be counsel to the Employer.

7.3       Binding Effect of Decisions

     The decision or action of the Committee in respect of any question arising out of or in connection with the administration, interpretation, and application of the Plan and the rules and regulations promulgated hereunder shall be final and conclusive and binding upon all persons having any interest in the Plan.

7.4       Indemnity of Committee

     The Employer shall indemnify and hold harmless the members of the Committee against any and all claims, loss, damage, expense, or liability arising from any action or failure to act with respect to this Plan, except in the case of gross negligence or willful misconduct.


ARTICLE VIII--CLA1MS PROCEDURE

8.1       Claim

     Any person claiming a benefit, requesting an interpretation or ruling under the Plan, or requesting information under the Plan shall present the request in writing to the Committee, which shall respond in writing within thirty (30) days.

8.2               Denial of Claim

            If the claim or request is denied, the written notice of denial shall state:

     (a) The reasons for denial, with specific reference to the Plan provisions on which the denial is based.

     (b) A description of any additional material or information required and an explanation of why it is necessary.

     (c)  An explanation of the Plan's claim review procedure.

8.3        Review of Claim

     Any person whose claim or request is denied or who has not received a response within thirty (30) days may request review by notice given in writing to the Committee. The claim or request shall be reviewed by the Committee who may, but shall not be required to, grant the claimant a hearing. On review, the claimant may have representation, examine pertinent documents, and submit issues and comments in writing.

8.4          Final Decision

     The decision on review shall normally be made within sixty (60) days. If an extension of time is required for a hearing or other specified circumstances, the claimant shall be notified and the time limit shall be one hundred twenty
(120) days. The decision shall be in writing and shall state the reasons and the relevant plan provisions. All decisions on review shall be final and bind all parties concerned.

ARTICLE IX--AMENDMENT AND TERMINATION OF PLAN

9.1       Amendment

     The Board may at any time amend the Plan in whole or in part, provided, however, that no amendment shall be effective to decrease or restrict the amount accrued to the date of Amendment in any Account or to change the Interest Rate credited to amounts already held in an Account under the Plan. Upon a change in the Interest Rate, thirty (30) days' advance written notice shall be given to each Participant and any deferral after the effective date of the change shall be held in a separate Account which shall be credited with the new Interest Rate.

9.2       Bank's Right to Terminate

     The Board may at any time partially or completely terminate the Plan if, in its judgment, the tax, accounting, or other effects of the continuance of the Plan, or potential payments thereunder would not be in the best interests of the Employer.

     (a)  Partial  Termination.  The Board may  partially  terminate the Plan by instructing the Committee not to accept any additional Deferral Commitments. In the event of such a Partial Termination, the Plan shall continue to operate and be effective with regard to Deferral Commitments entered into prior to the effective date of such Partial Termination.

     (b) Complete Termination. The Board may completely terminate the Plan by instructing the Committee not to accept any additional Deferral Commitments, and by terminating all ongoing Deferral Commitments. In the event of Complete Termination, the Plan shall cease to operate and the Employer shall pay out to each Participant their Account as if that Participant had terminated service as of the effective date of the Complete Termination. Payments shall be made in equal annual installments over the period listed below, based on the Account balance:

     Appropriate Account Balance                            Payout Period
--------------------------------------------------------------------------------
     Less than $10,000                                         1 Year
     $10,000 put less than $50,000                             3 Years
     More than $50,000                                         5 Years
--------------------------------------------------------------------------------

     Interest earned on the unpaid balance in each Participant's Account shall be the Interest Rate in effect on the Determination Date immediately preceding the effective date of the Complete Termination.


ARTICLE X--MISCELLANEOUS

10.1      Unfunded Plan

     This Plan is intended to be an unfunded plan maintained primarily to provide deferred compensation benefits for a select group of "management or highly-compensated employees" within the meaning of Sections 201, 301 and 401 of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and therefore to be exempt from the provisions of Parts 2, 3, and 4 of Title I of ERISA. Accordingly, the Plan shall terminate and no further benefits shall accrue hereunder in the event it is determined by a court of competent jurisdiction or by an opinion of counsel that the Plan constitutes an employee pension benefit plan within the meaning of Section 3(2) of ERISA which is not so exempt. In the event of a termination under this Section 10.1, all ongoing Deferral Commitments shall terminate, no additional Deferral Commitments will be accepted by the Committee, and the amount of each Participant's vested Account balance shall be distributed to such Participant at such time and in such manner as the Committee, in its sole discretion, determines.

10.2     Unsecured General Creditor

     In the event of Employer's insolvency, Participants and their Beneficiaries, heirs, successors, and assigns shall have no legal or equitable rights, interest or claims in any property or assets of Employer, nor shall they be Beneficiaries of, or have any rights, claims or interests in any life insurance policies, annuity contracts or the proceeds therefrom owned or which may be acquired by Employer. In that event, any and all of Employer's assets and policies shall be, and remain, the general, unpledged, unrestricted assets of Employer. Employer's obligation under the Plan shall be that of an unfunded and unsecured promise of Employer to pay money in the future.

10.3      Trust Fund

     The Employer shall be responsible for the payment of all benefits provided under the Plan. At its discretion, the Employer may establish one (1) or more trusts, with such trustees as the Board may approve, for the purpose of providing for the payment of such benefits. Such trust or trusts maybe irrevocable, but the assets thereof shall be subject to the claims of the Employer's creditors. To the extent any benefits provided under the Plan are actually paid from any such trust, the Employer shall have no further obligation with respect thereto, but to the extent not so paid, such benefits shall remain the obligation of, and shall be paid by, the Employer.

10.4 Nonassignability

     Neither a Participant nor any other person shall have any right to commute, sell, assign, transfer, pledge, anticipate, mortgage or otherwise encumber, transfer, hypothecate or convey in advance of actual receipt the amounts, if any, payable hereunder, or any part thereof, which are, and all rights to which are, expressly declared to be unassignable and nontransferable. No part of the amounts payable shall, prior to actual payment, be subject to seizure or sequestration for the payment of any debts, judgments, alimony or separate maintenance owed by a Participant or any other person, nor be transferable by operation of law in the event of a Participant's or any other person's bankruptcy or insolvency.

10.5         Not a Contract of Employment

     The terms and conditions of this Plan shall not be deemed to constitute a contract of employment between the Employer and the Participant, and the Participant (or his Beneficiary) shall have no rights against the Employer except as may otherwise be specifically provided herein. Moreover, nothing in this Plan shall be deemed to give a Participant the right to be retained in the service of the Employer or to interfere with the right of the Employer to discipline or discharge him at any time.

10.6       Protective Provisions

     A Participant will cooperate with the Employer by furnishing any and all information requested by the Employer, in order to facilitate the payment of benefits hereunder, and by taking such physical examinations as the Employer may deem necessary and taking such other actions as may be requested by the Employer.

10.7     Terms

     Whenever any words are used herein the masculine, they shall be construed as though they were used in the feminine in all cases where they would so apply; and wherever any words are used herein in the singular or in the plural, they shall be construed as though they were used in the plural or the singular, as the case may be, in all cases where they would so apply.

10.8      Captions

     The captions of the articles, sections, and paragraphs of this Plan are for convenience only and shall not control or affect the meaning or construction of any of its provisions.

10.9      Governing Law

     The provisions of this Plan shall be construed, interpreted, and governed in all respects in accordance with applicable federal law and, to the extent not preempted by such federal law, in accordance with the laws of the State of California.

10.10       Validity

     In case any provision of this Plan shall be held illegal or invalid for any reason, said illegality or invalidity shall not affect the remaining parts hereof, but this Plan shall be construed and enforced as if such illegal and invalid provision had never been inserted herein.

10.11       Notice

     Any notice or filing required or permitted to be given to the Committee under the Plan shall be sufficient in writing and hand delivered, or sent by registered or certified mail, to any member of the Committee or the Secretary of the Employer. Such notice shall be deemed given as of the date of delivery or, if such delivery is made by mail, as of the date shown on the postmark on the receipt for registration or certification.

10.12      Successors

     The provisions of this Plan shall bind and inure to the benefit of the Employer and its successors and assigns. The term successors as used herein shall include any corporate or other business entity which shall, whether by merger, consolidation, purchase or otherwise acquire all or substantially all of the business and assets of TriCo Bancshares, and successors of any such corporation or other business entity.

                                   TRICO BANCSHARES


                             By:  /s/ William J. Casey
                                  ----------------------------------------------
                                    Chairman


                             By:  /s/ Wendell J. Lundberg
                                  ----------------------------------------------
                                    Secretary


                             Dated: August 3, 2004
                                   --------------------------

Exhibit 1

Deferral Commitment Agreement
The 1992 Tri Counties Bank Deferred Compensation Plan For Directors
(as restated January 1, 2004)
Deferral Election
--------------------------------------------------------------------------------



----------------------------------          ------------------------
Name (Last, First, Middle Initial)          Social Security Number

I acknowledge that I have been offered an opportunity to participate in the Deferred Compensation Plan (the "Plan"). I will participate in the Plan and irrevocably authorize the Bank to make the appropriate deductions, as indicated on this Agreement from my compensation. Capitalized terms in this Agreement shall have the same meanings as defined in the Tri Counties Bank Deferred Compensation Plan For Directors as restated January 1, 2004).


                                DEFERRAL ELECTION



                          I elect to participate in the Plan as follows:


Fees I elect to defer (complete one blank only) $______ or _____% of my ______ (insert year) Fees.


No Participation          I elect to not participate in the ______ (insert year)
                          Plan Year _______ (initial).





ACKNOWLEDGED AND ACCEPTED:


----------------------------------------
Participant Name           Print Name



----------------------------------------      ----------------------------------
Signature of Participant      Date            Signature of Bank Officer     Date

Exhibit 2

Distribution Election
The 1992 Tri Counties Bank Deferred Compensation Plan For Directors (as restated January 1, 2004)
Distribution Election

Pursuant to the Provisions of the Plan (as restated effective January 1, 2004), I hereby elect to have the balance in my Deferred Compensation Account (brokerage account) paid to me as designated below:


               In Lump sum on  __________  (insert  date),  which  shall not be
------ earlier than one year after the date of this election nor later December 31, 2008, or sixty (60) days following termination of my service as a Director of the Bank, whichever occurs first.


               As a Partial  Distribution  on __________  (insert  date),  which
------ shall not be earlier than one year after the date of this election nor later than December 31, 2008, or sixty (60) days following terminatin of my service as a Director of the Bank, whichever occurs first. The balance should be transferred to the 2004 Tri Counties Bank Deferred Compensation Plan with distribution pursuant to my Distribution Election for that Plan.


               As a full transfer to the Tri Counties Bank Deferred Compensation
------ Plan with distribution pursuant to my Distribution Election for that Plan on __________ (insert date) which shall not be later than December 31, 2008, or sixty (60) days following termination of my service as a Director of the Bank, whichever occurs first.




Signed:                          ;  Print Name
       --------------------------             --------------------

Dated:                ,
      ----------------

Exhibit 3

Beneficiary Designation Form
The 1992 Tri Counties Bank Deferred Compensation Plan For Directors

I.       PRIMARY DESIGNATION
         (You may refer to the beneficiary designation information prior to completion of this form.)

A.       Person(s) as a Primary Designation:
         (Please indicate the percentage for each beneficiary.)


Name                                 Relationship                     /        %
    ------------------------------               -------------------    -------
Address:
        ------------------------------------------------------------------------
                (Street)                       (City)       (State)        (Zip)


Name                                 Relationship                     /        %
    ------------------------------               -------------------    -------
Address:
        ------------------------------------------------------------------------
                (Street)                       (City)       (State)        (Zip)


Name                                 Relationship                     /        %
    ------------------------------               -------------------    -------
Address:
        ------------------------------------------------------------------------
                (Street)                       (City)       (State)        (Zip)


B.       Estate as a Primary Designation:

My Primary  Beneficiary is The Estate of
                                          --------------------------------------
as  set  forth  in  the  last  will  and  testament   dated  the         day  of
                                                                  -----
             ,       and any codicils thereto.
-------------  -----

C.       Trust as a Primary Designation:

Name of the Trust:
                    ------------------------------------------------------------
Execution Date of the Trust:       /       /
                             -----   -----   ---------
Name of the Trustee:
                     -----------------------------------------------------------

Beneficiary(ies)   of  the  Trust  (please  indicate  the  percentage  for  each beneficiary):
             -------------------------------------------------------------------

--------------------------------------------------------------------------------

Is this an Irrevocable Life Insurance Trust?           Yes              No
                                              --------         --------
(If yes and this designation is for a Split Dollar agreement, an Assignment of Rights form should be completed.)

II.     SECONDARY (CONTINGENT) DESIGNATION

A.       Person(s) as a Secondary (Contingent)Designation:
         (Please indicate the percentage for each beneficiary.)


Name                                 Relationship                     /        %
    ------------------------------               -------------------    -------
Address:
        ------------------------------------------------------------------------
                (Street)                       (City)       (State)        (Zip)


Name                                 Relationship                     /        %
    ------------------------------               -------------------    -------
Address:
        ------------------------------------------------------------------------
                (Street)                       (City)       (State)        (Zip)


Name                                 Relationship                     /        %
    ------------------------------               -------------------    -------
Address:
        ------------------------------------------------------------------------
                (Street)                       (City)       (State)        (Zip)


B.       Estate as a Secondary (Contingent) Designation:

My Secondary Beneficiary is The Estate of
                                          --------------------------------------
as  set  forth  in  the  last  will  and  testament   dated  the         day  of
                                                                  -----
             ,       and any codicils thereto.
-------------  -----

C.       Trust as a Secondary (Contingent) Designation:

Name of the Trust:
                    ------------------------------------------------------------
Execution Date of the Trust:       /       /
                             -----   -----   ---------
Name of the Trustee:
                     -----------------------------------------------------------

Beneficiary(ies)   of  the  Trust  (please  indicate  the  percentage  for  each beneficiary):
             -------------------------------------------------------------------

--------------------------------------------------------------------------------

All sums payable under this Agreement by reason of my death shall be paid to the Primary Beneficiary(ies), if he or she survives me, and if no Primary Beneficiary(ies) shall survive me, then to the Secondary (Contingent) Beneficiary(ies). This beneficiary designation is valid until the participant notifies the bank in writing.



---------------------------------------                   ----------------------
Participant                                                        Date

Exhibit 10.11

The 2004 TriCo Bancshares Deferred Compensation Plan effective January 1, 2004













                                    THE 2004

                                TRICO BANCSHARES

                           DEFERRED COMPENSATION PLAN













                            Effective January 1, 2004

                                TABLE OF CONTENTS
                                                                    PAGE
ARTICLE I--PURPOSE                                                    5
ARTICLE II--DEFINITIONS                                               5
2.1 Account                                                           5
2.2 Account Value                                                     5
2.3 Beneficiary                                                       5
2.4 Board                                                             5
2.5 Brokerage Account                                                 6
2.6 Change in Control                                                 6
2.7 Committee                                                         6
2.8 Compensation                                                      7
2.9 Deferral Commitment                                               7
2.10 Deferral Period                                                  7
2.11 Deferral From Prior Plans                                        7
2.12 Determination Date                                               7
2.13 Disability                                                       7
2.14 Distribution Election                                            7
2.15 Elective Deferred Compensation                                   7
2.16 Employer                                                         8
2.17 Financial Hardship                                               8
2.18 Participant                                                      8
2.19 Plan Benefit                                                     8
2.20 Plan Transfer Agreement                                          8
2.21 Prior Plans                                                      8
2.22 Qualified Plans                                                  8

ARTICLE III--PARTICIPATION AND DEFERRAL COMMITMENTS                   9
3.1 Eligibility and Participation                                     9
3.2 Form of Deferral; Minimum Deferral                                9
3.3 Limitation on Deferral                                            9
3.4 Modification of Deferral Commitment                               9
3.5 Change in Employment Status                                       9
3.6 Transfers from Prior Plans                                       10
3.7 Involuntary Termination                                          10

ARTICLE IV--DEFERRED COMPENSATION ACCOUNT                            10
4.1 Accounts                                                         10
4.2 Elective Deferred Compensation                                   10
4.3 Qualified Plan Make-Up Credit                                    10
4.4 Determination of Accounts                                        11
4.5 Vesting of Accounts                                              11
4.6 Disability                                                       11
4.7 Statement of Accounts                                            11
4.8 Bank Discretionary Contributions                                 11

                                TABLE OF CONTENTS
                                                                    PAGE
ARTICLE V--PLAN BENEFITS                                             11
5.1 Plan Benefit                                                     11
5.2 Death Benefit                                                    12
5.3 Hardship Distributions                                           12
5.4 Accelerated Distribution                                         12
5.5 Withholding; Payroll Taxes                                       12
5.6 Commencement of Payments                                         12
5.7 Full Payment of Benefits                                         12
5.8 Payment to Guardian                                              12

ARTICLE VI--BENEFICIARY DESIGNATION                                  13
6.1 Beneficiary Designation                                          13
6.2 Amendments                                                       13
6.3 No Beneficiary Designation                                       13
6.4 Effect of Payment                                                13

ARTICLE VII--ADMINISTRATION                                          13
7.1 Committee; Duties                                                13
7.2 Agents                                                           14
7.3 Binding Effect of Decisions                                      14
7.4 Indemnity of Committee                                           14

ARTICLE VIII--CLAIMS PROCEDURE                                       14
8.1 Claim                                                            14
8.2 Denial of Claim                                                  14
8.3 Review of Claim                                                  14
8.4 Final Decision                                                   15

ARTICLE IX--AMENDMENT AND TERMINATION OF PLAN                        15
9.1 Amendment                                                        15
9.2 Employer's Right to Terminate                                    15

ARTICLE X--MISCELLANEOUS                                             16
10.1 Unfunded Plan                                                   16
10.2 Unsecured General Creditor                                      16
10.3 Trust Fund                                                      16
10.4 Nonassignability                                                16
10.5 Not a Contract of Employment                                    17
10.6 Protective Provisions                                           17
10.7 Terms                                                           17
10.8 Captions                                                        17
10.9 Governing Law                                                   17
10.10 Validity                                                       17

                                TABLE OF CONTENTS
                                                                    PAGE
10.11 Notice                                                         17
10.12 Successors                                                     18

EXHIBIT 1: Deferral Commitment Agreement                             19
EXHIBIT 2: Distribution Election                                     20
EXHIBIT 3: Plan Transfer Agreement                                   21
EXHIBIT 4: Beneficiary Designation                                   22

                                    THE 2004

                                TRICO BANCSHARES

                           DEFERRED COMPENSATION PLAN


ARTICLE I--PURPOSE

     The purpose of this Deferred Compensation Plan (the "Plan") is to provide current tax planning opportunities as well as supplemental funds for retirement or death for selected employees of TriCo Bancshares ("Bank") and subsidiaries or affiliates thereof as well as members of the Board of Directors of TriCo Bancshares and its affiliates or subsidiaries. It is intended that the Plan will aid in retaining and attracting employees and Directors of exceptional ability by providing them with these benefits. This Plan will be effective as of January 1, 2004.


ARTICLE II--DEFINITIONS

     For the purposes of this Plan, the following terms shall have the meanings indicated, unless the context clearly indicates otherwise:

2.1        Account

     "Account" means the Account as maintained by the Employer in accordance with Article IV with respect to any deferral of Compensation pursuant to this Plan. A Participant's Account shall be utilized solely as a device for the determination and measurement of the amounts to be paid to the Participant pursuant to the Plan. A Participant's Account shall not constitute or be treated as a trust fund of any kind.

2.2      Account Value

     The "Account Value" shall mean the value of assets held in the Brokerage Account at the end of each business day.

2.3        Beneficiary

     "Beneficiary"  means the person,  person or entity entitled under Article V
     (2) to receive any Plan benefits payable after a Participant's death.

2.4        Board

     "Board" means the Board of Directors of the Employer.

2.5        Brokerage Account


     For record keeping purposes, a Participant-directed brokerage account (the "Brokerage Account") will be established for the benefit of each Participant. Although the Participant will direct the investments of the Brokerage Account, it will remain the sole property of the Bank and only the Bank will be permitted to make contributions to or withdrawals from the Brokerage Account. An amount equal to any Deferrals from Prior Plans as well the Participant's Deferral Commitment for each month during the Deferral Period will be transferred to this brokerage account and placed in a money market account until brokerage orders are placed by the Participant for alternative investments. The Participant's deferred compensation Account Value at any time will be the then current balance of the Brokerage Account. The Bank will not be responsible for losses in the Account or benefit from gains in the Account.

2.6        Change in Control

     A "Change in Control" shall occur:

     (a) Upon TriCo Bancshares' knowledge that any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended) is or becomes "the beneficial owner" (as defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of TriCo Bancshares' shares representing forty percent (40%) or more of the combined voting power of the then outstanding securities; or

     (b) Upon the first purchase of the Common Stock of TriCo Bancshares pursuant to a tender or exchange offer (other than a tender or exchange offer made by TriCo Bancshares); or

     (c) Upon the approval by the stockholders of TriCo Bancshares of a merger or consolidation (other than a merger or consolidation in which TriCo Bancshares is the surviving corporation and which does not result in any reclassification or reorganization of TriCo Bancshares' then outstanding securities), a sale or disposition of all or substantially all of TriCo Bancshares' assets or a plan of liquidation or dissolution of TriCo Bancshares; or

     (d) If, during any period of two (2) consecutive years, individuals who at the beginning of such period constitute the Board of Directors of TriCo Bancshares cease for any reason to constitute at least a majority thereof, unless the election or nomination for the election by the stockholders of TriCo Bancshares of each new director was approved by a vote of at least two-thirds (2/3) of the directors then still in office who were directors at the beginning of the period.

2.7        Committee

     "Committee" means the Compensation and Benefits Committee of the Board of Directors of TriCo Bancshares.

2.8        Compensation

     "Compensation" means the salary, bonuses or commissions payable to Participant during the calendar year and considered to be "wages" for purposes of federal income tax withholding, before reduction for amounts deferred under this Plan. Compensation does not include expense reimbursements, any form of non-cash compensation or benefits.

2.9        Deferral Commitment

     "Deferral Commitment" means an election to defer Compensation made by a Participant pursuant to Article III and for which a separate Deferral Commitment Agreement has been submitted by the Participant to the Committee.

2.10       Deferral Period

     "Deferral Period" means the period over which a Participant has elected to defer a portion of his Compensation. Each calendar year shall be a separate Deferral Period, provided that the Deferral Period may be modified pursuant to paragraph 3.4 or 3.5.

2.11        Deferrals From Prior Plans

     Participants may elect to transfer balances from Prior Plans pursuant to their completion of the Plan Transfer Agreement.

2.12        Determination Date

     "Determination Date" means the date selected by the Participant to value the Account.

2.13        Disability

     "Disability" means a physical or mental condition which, in the opinion of the Committee, permanently prevents an employee from satisfactorily performing employee's usual duties for Employer. The Committee's decision as to Disability will be based upon medical reports and/or other evidence satisfactory to the Committee. In no event shall a Disability be deemed to occur or to continue after a Participant's Normal Retirement Date.

2.14     Distribution Election

     The term "Distribution Election" shall mean the form of distribution of the Account selected by the Participant on most recent Distribution Election provided such Distribution Election has been made at least one full
     calendar  year  prior  to  the  date  of  the   Participant's   first  Plan
     Distribution.

2.15        Elective Deferred Compensation

     The amount of Compensation that a Participant elects to defer pursuant to a Deferral Commitment.

2.16       Employer

     "Employer" means TriCo Bancshares, Tri Counties Bank, and any affiliated or subsidiary corporation designated by the Board of TriCo Bancshares or any successors to the business thereof.

2.17       Financial Hardship

     "Financial Hardship" means an immediate and critical financial need of the Participant, determined by the Committee on the basis of information supplied by the Participant in accordance with the standards set forth in the applicable U.S. Treasury regulations promulgated under Section 401(k) of the Internal Revenue Code, or such other standards as are, from time to time, established by the Committee.

  2.18     Participant

     "Participant" means any individual who is participating or has participated in this Plan as provided in Article III.

  2.19    Plan Benefit

     "Plan Benefit" means the benefit  payable to a Participant as calculated in
     Article V.

2.20      Plan Transfer Agreement

     The "Plan Transfer Agreement" permits the Participant to transfer balances from Prior Plans.

2.21     Prior Plans

     Prior Plans are the Tri Counties Bank Executive Deferred Compensation Plan effective September 1, 1987 and restated April 1, 1992 and the Tri Counties Bank Deferred Compensation Plan for Directors effective April 1, 1992.

2.22     Qualified Plans

     "Qualified Plans" means the TriCo Bancshares Employee Stock Ownership Plan and/or any successor Plan.

ARTICLE III--PARTICIPATION AND DEFERRAL COMMITMENTS

3.1         Eligibility and Participation

     (a) Eligibility. Eligibility to participate in the Plan shall be limited to those key employees of the Employer who are designated, from time to time, by the Board of TriCo Bancshares as well as members of the Board of Directors of TriCo Bancshares, its affiliates or subsidiaries.

     (b) Participation. An eligible Participant may elect to participate in the Plan with respect to any Deferral Period by submitting a Deferral
     Commitment Agreement to the Committee by December 1 of the calendar year immediately preceding the Deferral Period.

     (c) Part-Year Participation. In the event that an Participant first becomes eligible to participate during a Deferral Period, a Deferral Commitment Agreement must be submitted to the Committee no later than thirty (30) days following notification of the Participant of eligibility to participate, and such Deferral Commitment Agreement shall be effective only with regard to Compensation earned or payable following the submission of the Deferral Commitment Agreement to the Committee.

3.2        Form of Deferral; Minimum Deferral

     (a) Deferral Commitment. A Participant may elect in the Deferral Commitment Agreement to defer any portion of his Compensation for the calendar year following the calendar year in which the Deferral Commitment Agreement is submitted. The amount to be deferred shall be stated and must not be less than two thousand four hundred dollars ($2,400) during the Deferral Period.

     (b) Participants Entering After January 1. In the event a Participant enters this Plan at any time other than January 1 of any calendar year, he or she must defer at least two hundred dollars ($200) times the number of months remaining in the Deferral Period.

3.3       Limitation on Deferral

     A Participant may defer up to one hundred percent (100%) of the Participant's Compensation. However, the Committee may impose a different maximum deferral amount or increase the minimum deferral amount under paragraph 3.2 from time to time by giving written notice to all Participants, provided, however, that no such changes may affect a Deferral Commitment made prior to the Committee's action.

3.4        Modification of Deferral Commitment

     Deferral Commitment shall be irrevocable except that the Committee may permit a Participant to reduce the amount to be deferred, or waive the remainder of the Deferral Commitment upon a finding that the Participant has suffered a Financial Hardship.

3.5         Change in Employment Status

     If the Board determines that a Participant's employment performance is no longer at a level that deserves reward through participation in this Plan, but does not terminate the Participant's employment with the Employer, no Deferral Commitments may be made by such Participant after the date designated by the Board of TriCo Bancshares.

3.6         Transfer From Prior Plans

     Participants in Prior Plans may transfer a portion (or all) of their Plan balances to this Plan at anytime by providing the Committee with a properly executed Plan Transfer Agreement.

3.7        Involuntary Termination

     If a Participant is terminated for any reason  identified in (a) (b) (c) or
     (d) below, the Account value shall be paid to the Participant  within sixty
     (60) days following their termination. The Plan Administrator shall retain the sole discretion to liquidate the Brokerage Account at anytime within the sixty (60) days following the Participant's Involuntary Termination.

     (a)  Gross negligence or gross neglect
     (b) The commission of a felony, misdemeanor, or any other act involving moral turpitude, fraud, or dishonesty which has a material adverse impact on the Bank.
     (c) The willful and intentional disclosure, without authority, of any secret or confidential information concerning the Bank which has a material adverse impact on the Bank.
     (c) The willful and intentional violation of the rules or regulations of any regulatory agency or government authority having jurisdiction over the Bank, which has a material adverse impact on the Bank


ARTICLE IV--DEFERRED COMPENSATION ACCOUNT

4.1       Accounts

     For record keeping purposes only, an Account shall be maintained for each Participant. The initial Account balance shall be equal to the Account balance as of January 1, 2004, or as of the date of transfer from any Prior Plans.

4.2       Elective Deferred Compensation

     A Participant's Elective Deferred Compensation shall be credited to the Participant's Account as the corresponding nondeferred portion of the Compensation becomes or would have become payable. Any withholding of taxes or other amounts with respect to deferred Compensation that is required by state, federal or local law shall be withheld from the Participant's nondeferred Compensation to the maximum extent possible with any excess being withheld from the Participant's Account. At the end of each calendar month, the Employer shall transfer cash to the Brokerage Account in an amount equal to the amount deferred during the prior calendar month.

4.3       Qualified Plan Make-Up Credit

     The Employer shall contribute to each Participant's Account prior to April 1 of each subsequent year the difference between:

     (a) The amount which would have been contributed to the Qualified Plans if no deferrals had been made under this Plan; and

     (b) The amounts actually contributed to the Qualified Plans for such Participant.

     Cash equal to the amount of this credit shall be transferred to the Brokerage Account prior to March 1 of each subsequent calendar year.

4.4        Determination of Accounts

     Each Participant's Account as of each Determination Date shall consist of the balance of the Participant's Account as of the end of the business day immediately preceding Determination Date.

4.5       Vesting of Accounts

     Each Participant shall be vested in the value of the Participant's Account as of any Determination Date.

4.6        Disability

     If a Participant suffers a Disability during a Deferral Period, the Employer will contribute all scheduled deferrals to the Participant's Account for the remainder of the Deferral Period.

4.7       Statement of Accounts

     The Committee shall submit to each Participant, within thirty (30) days after the close of each calendar year and at such other time as determined by the Committee, a statement setting forth the balance to the credit of the Account maintained for a Participant.

4.8      Bank Discretional Contributions

     The Bank may make Discretionary Contributions to Participants' Accounts. Discretionary Contributions shall be credited at such times and in such amounts as the Board in its sole discretion shall determine. The amount of the Discretionary Contributions shall be evidenced in a special Deferral Commitment Agreement approved by the Board.


ARTICLE V--PLAN BENEFITS

5.1       Plan Benefit

     The Participant may elect cash distributions from the Plan pursuant to the Distribution Election. The money market account of the Brokerage Account will be reduced at the time of, and in an amount equal to, the amount of any Plan Distribution specified in the Distribution Election. No Plan benefit distributions will be made if there is not a sufficient balance in the money market account to permit this reduction. It is the obligation of the Participant to execute the sale of securities held in the Brokerage Account in order to maintain sufficient funding in the money market account for the purpose of paying Plan Benefits.

5.2       Death Benefit

     Upon the death of a Participant, the Employer shall promptly pay to the Participant's Beneficiary an amount equal to the Account Value as of the date of liquidation of the Brokerage Account. Such liquidation shall occur no later than ten (10) business days after the Bank has be notified in writing of the death of the Participant.

5.3        Hardship Distributions

     Upon a finding that a Participant has suffered a Financial Hardship, the Committee may, in its sole discretion, make distributions from the Participant's Account prior to the time specified for payment of benefits under the Plan. The amount of such distribution shall be limited to the amount reasonably necessary to meet the Participant's requirements during the Financial Hardship.

5.4       Accelerated Distribution

     Notwithstanding any other provision of the Plan, at any time after a Change in Control or at any time following termination of Employment, a Participant shall be entitled to receive, upon written request to the Committee, a lump sum distribution equal to ninety percent (90%) of the Account Value as of the Determination Date immediately preceding the date on which the Committee receives the written request. The remaining balance shall be deemed an Accelerated Distribution penalty and will be forfeited by the Participant. The amount payable under this section shall be paid in a lump sum within sixty-five (65) days following the receipt of the notice by the Committee from the Participant.

5.5      Withholding; Payroll Taxes

     The Employer shall withhold from payments made hereunder any taxes required to be withheld from such payments under federal, state or local law. However, a Beneficiary may elect not to have withholding for federal income tax pursuant to Section 3405(a)(2) of Internal Revenue Code, or any successor provision thereto.

5.6      Commencement of Payments

     Payment shall commence on the day selected by the Participant in the Distribution Election, but not later than sixty (60) days after the end of the month in which the Participant terminates employment with the Employer, or service on the Board.

5.7      Full Payment of Benefits

     Notwithstanding  any other  provision of this Plan,  all benefits  shall be paid no later than one hundred eighty (180) months following the Participant's termination of service. Any securities remaining in the Brokerage account at that time shall be liquidated by the Bank and the Account Balance will be paid in lump sum to the Participant.

5.8       Payment to Guardian

     If a Plan benefit is payable to a minor or a person declared incompetent or to a person incapable of handling the disposition of his property, the Committee may direct payment of such Plan Benefit to the guardian, legal representative or person having the care and custody of such minor, incompetent or person. The Committee may require proof of incompetence, minority, incapacity or guardianship as it deems appropriate prior to distribution of the Plan benefit. Such distribution shall completely discharge the Committee from all liability with respect to the benefit.

ARTICLE VI--BENEFICIARY DESIGNATION

6.1        Beneficiary Designation

     Each Participant shall have the right, at any time, to designate any person or persons as his Beneficiary or Beneficiaries (both primary as well as secondary) to whom benefits under this Plan shall be paid in the event of Participant's death prior to complete distribution of the benefits due under the Plan. Each beneficiary designation shall be in written form prescribed by the Committee and will be effective only when filed with the Committee during the Participant's lifetime.

6.2        Amendments

     Any Beneficiary designation may be changed by a Participant without the consent of any designated Beneficiary by the filing of a new Beneficiary Designation with the Committee. The filing of a new Beneficiary Designation form will cancel all Beneficiary Designations previously filed. If a Participant's Compensation is community property, any Beneficiary designation shall be valid or effective only as permitted under applicable law.

6.3        No Beneficiary Designation

     In the absence of an effective Beneficiary designation, or if all designated Beneficiaries predecease the Participant or die prior to complete distribution of the Participant's benefits, then the Participant's designated Beneficiary shall be deemed to be the Participant's estate.

6.4        Effect of Payment

     The payment to the deemed Beneficiary shall completely discharge Employer's obligations under this Plan.


ARTICLE VII--ADMINISTRATION

7.1        Committee; Duties

     This Plan shall be administered by the Committee, which shall consist of not less than three (3) persons appointed by the Chairman of the Board. Any member of the Committee may be removed at any time by the Board. Any member may resign by delivering his written resignation to the Board. Upon the existence of any vacancy, the Board may appoint a successor. The Committee shall have the authority to make, amend, interpret, and enforce all appropriate rules and regulations for the administration of this Plan and decide or resolve any and all questions including interpretations of this Plan, as may arise in connection with the Plan. A majority of the members of the Committee shall constitute a quorum for the transaction of business. A majority vote of the Committee members constituting a quorum shall control any decision. Members of the Committee may be Participants under this Plan.

7.2        Agents

     The Committee may, from time to time, employ other agents and delegate to them such administrative duties as it sees fit, and may from time to time consult with counsel who may be counsel to the Employer.

7.3        Binding Effect of Decisions

     The decision or action of the Committee in respect of any question arising out of or in connection with the administration, interpretation, and application of the Plan and the rules and regulations promulgated hereunder shall be final and conclusive and binding upon all persons having any interest in the Plan.

7.4        Indemnity of Committee

     The Employer shall indemnify and hold harmless the members of the Committee against any and all claims, loss, damage, expense, or liability arising from any action or failure to act with respect to this Plan, except in the case of gross negligence or willful misconduct.

ARTICLE VIII - CLAIMS PROCEDURE

8.1       Claim

     Any person claiming a benefit, requesting an interpretation or ruling under the Plan, or requesting information under the Plan shall present the request in writing to the Committee, which shall respond in writing within thirty (30) days.

8.2       Denial of Claim

     If the claim or request is denied, the written notice of denial shall state:

     (a) The reasons for denial, with specific reference to the Plan provisions on which the denial is based.

     (b) A description of any additional material or information required and an explanation of why it is necessary.

     (c)  An explanation of the Plan's claim review procedure.


8.3         Review of Claim

     Any person whose claim or request is denied or who has not received a response within thirty (30) days may request review by notice given in writing to the Committee. The claim or request shall be reviewed by the Committee who may, but shall not be required to, grant the claimant a hearing. On review, the claimant may have representation, examine pertinent documents, and submit issues and comments in writing.

8.4        Final Decision

     The decision on review shall normally be made within sixty (60) days. If an extension of time is required for a hearing or other specified circumstances, the claimant shall be notified and the time limit shall be one hundred twenty (120) days. The decision shall be in writing and shall state the reasons and the relevant plan provisions. All decisions on review shall be final and bind all parties concerned.


ARTICLE IX--AMENDMENT AND TERMINATION OF PLAN

9.1        Amendment

     The Board may at any time amend the Plan in whole or in part, provided, however, that no amendment shall be effective to decrease or restrict the amount accrued to the date of Amendment in any Account or to change the Interest Rate credited to amounts already held in an Account under the Plan. Upon a change in the Interest Rate, thirty (30) days' advance written notice shall be given to each Participant and any deferral after the effective date of the change shall be held in a separate Account which shall be credited with the new Interest Rate.

9.2       Employer's Right to Terminate

     The Board may at any time partially or completely terminate the Plan if, in its judgment, the tax, accounting, or other effects of the continuance of the Plan, or potential payments thereunder would not be in the best interests of the Employer.

          (a) Partial Termination. The Board may partially terminate the Plan by instructing the Committee not to accept any additional Deferral Commitments. In the event of such a Partial Termination, the Plan shall continue to operate and be effective with regard to Deferral Commitments entered into prior to the effective date of such Partial Termination.

          (b) Complete Termination. The Board may completely terminate the Plan by instructing the Committee not to accept any additional Deferral Commitments, and by terminating all ongoing Deferral Commitments. In the event of Complete Termination, the Plan shall cease to operate and the Employer shall pay out to each Participant the value of their Account as if that Participant had terminated service as of the effective date of the Complete Termination.

     Payments shall be made in equal annual installments over the period listed below, based on the Account balance:

      Appropriate Account Balance                           Payout Period
      Less than $10,000                                        1 Year
      $10,000 but less than $50,000                            3 Years
      More than $50,000                                        5 Years

     Interest earned on the unpaid balance in each Participant's Account shall be the interest Rate in effect on the Determination Date immediately preceding the effective date of the Complete Termination.

ARTICLE X--MISCELLANEOUS

10.1       Unfunded Plan

     This Plan is intended to be an unfunded plan maintained primarily to provide deferred compensation benefits for a select group of "management or highly-compensated employees" within the meaning of Sections 201, 301 and 401 of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and therefore to be exempt from the provisions of Parts 2, 3, and 4 of Title I of ERISA. Accordingly, the Plan shall terminate and no further benefits shall accrue hereunder in the event it is determined by a court of competent jurisdiction or by an opinion of counsel that the Plan constitutes an employee pension benefit plan within the meaning of Section 3(2) of ERISA which is not so exempt. In the event of a termination under this Section 10.1, all ongoing Deferral Commitments shall terminate, no additional Deferral Commitments will be accepted by the Committee, and the amount of each Participant's vested Account balance shall be distributed to such Participant at such time and in such manner as the Committee, in its sole discretion, determines.

10.2      Unsecured General Creditor

     In the event of Employer's insolvency, Participants and their Beneficiaries, heirs, successors, and assigns shall have no legal or equitable rights, interest or claims in any property or assets of Employer, nor shall they be Beneficiaries of, or have any rights, claims or interests in any life insurance policies, annuity contracts or the proceeds therefrom owned or which may be acquired by Employer. In that event, any and all of Employer's assets and policies shall be, and remain, the general, Un-pledged, unrestricted assets of Employer. Employer's obligation under the Plan shall be that of an unfunded and unsecured promise of Employer to pay money in the future.

10.3      Trust Fund

     The Employer shall be responsible for the payment of all benefits provided under the Plan. At its discretion, the Employer may establish one (1) or more trusts, with such trustees as the Board may approve, for the purpose of providing for the payment of such benefits. Such trust or trust may be irrevocable, but the assets thereof shall be subject to the claims of the Employer's creditors. To the extent any benefits provided under the Plan are actually paid from any such trust, the Employer shall have no further obligation with respect thereto, but to the extent not so paid, such benefits shall remain the obligation of, and shall be paid by, the Employer.

10.4        Nonassignability

     Neither a Participant nor any other person shall have any right to commute, sell, assign, transfer, pledge, anticipate, mortgage or otherwise encumber, transfer, hypothecate or convey in advance of actual receipt the amounts, if any, payable hereunder, or any part thereof, which are, and all rights to which are, expressly declared to be unassignable and nontransferable. No part of the amounts payable shall, prior to actual payment, be subject to seizure or sequestration for the payment of any debts, judgments, alimony or separate maintenance owed by a Participant or any other person, nor be transferable by operation of law in the event of a Participant's or any other person's bankruptcy or insolvency.

10.5       Not a Contract of Employment

     The terms and conditions of this Plan shall not be deemed to constitute a contract of employment between the Employer and the Participant, and the Participant (or his Beneficiary) shall have no rights against the Employer except as may otherwise be specifically provided herein. Moreover, nothing in this Plan shall be deemed to give a Participant the right to be retained in the service of the Employer or to interfere with the right of the Employer to discipline or discharge him at any time.

10.6      Protective Provisions

     A Participant will cooperate with the Employer by furnishing any and all information requested by the Employer, in order to facilitate the payment of benefits hereunder, and by taking such physical examinations as the Employer may deem necessary and taking such other actions as may be requested by the Employer.

10.7       Terms

     Whenever any words are used herein the masculine, they shall be construed as though they were used in the feminine in all cases where they would so apply; and wherever any words are used herein in the singular or in the plural, they shall be construed as though they were used in the plural or the singular, as the case may be, in all cases where they would so apply.

10.8       Captions

     The captions of the articles, sections, and paragraphs of this Plan are for
     convenience   only  and  shall  not   control  or  affect  the  meaning  or
     construction of any of its provisions.

10.9      Governing Law

     The provisions of this Plan shall be construed, interpreted, and governed in all respects in accordance with applicable federal law and, to the extent not preempted by such federal law, in accordance with the laws of the State of California.

10.11    Validity

     In case any provision of this Plan shall be held illegal or invalid for any reason, said illegality or invalidity shall not affect the remaining parts hereof, but this Plan shall be construed and enforced as if such illegal and invalid provision had never been inserted herein.


10.11      Notice

     Any notice or filing required or permitted to be given to the Committee under the Plan shall be sufficient if in writing and hand delivered, or sent by registered or certified mail, to any member of the Committee or the Secretary of the Employer. Such notice shall be deemed given as of the date of delivery or, if such delivery is made by mail, as of the date shown on the postmark on the receipt for registration or certification.

10.12     Successors

     The provisions of this Plan shall bind and inure to the benefit of the Employer and its successors and assigns. The term successors as used herein shall include any corporate or other business entity which shall, whether
     by  merger,   consolidation,   purchase   or   otherwise   acquire  all  or
     substantially all of the business and assets of TriCo Bancshares, and successors of any such corporation or other business entity.

                                   TRICO BANCSHARES


                             By:  /s/ William J. Casey
                                  ----------------------------------------------
                                    Chairman


                             By:  /s/ Wendell J. Lundberg
                                  ----------------------------------------------
                                    Secretary


                             Dated: August 3, 2004
                                   --------------------------

Exhibit 1

Deferral Commitment Agreement
The 2004 TriCo Bancshares Deferred Compensation Plan
Deferral Election
--------------------------------------------------------------------------------



-------------------------------             ------------------------
Name (Last, First, Middle Initial)                   Social Security Number

I acknowledge that I have been offered an opportunity to participate in the Deferred Compensation Plan (the "Plan"). I will participate in the Plan and irrevocably authorize the Bank to make the appropriate deductions, as indicated on this Agreement from my compensation. Capitalized terms in this Agreement shall have the same meanings as defined in the 2004 TriCo Bancshares Deferred Compensation Plan documents).


                             2004 DEFERRAL ELECTION



                          I elect to participate in the 2004 Plan as follows:

Salary/Directors  Fees    I elect to defer (complete one blank only) $______  or
                          _____% of my ______ (insert  year) Salary or Directors
                          Fees.

Bonus I elect to defer $______ or ______% of my Bonus, earned in_______ (insert year), not to exceed $______.

Commissions               I elect to defer $______ or ______% of my Commissions,
                          earned in _______ (insert year), not to exceed $_____.

No Participation          I elect to not  participate in the _____ (insert year)
                          Plan Year ___________.

     Note: All cash contributions and trade settlements will be deposited in a Money Market Fund. Minimum transaction value: $2,500 per transaction.

ACKNOWLEDGED AND ACCEPTED:



--------------------------------------               ---------------------------
Participant Signature           Date                 Print Name



--------------------------------------               ---------------------------
Signature of Bank Officer       Date                 Print Name

Exhibit 2

Distribution Election
The 2004 TriCo Bancshares Deferred Compensation Plan
Distribution Election

Pursuant to the Provisions of enrollment in the 2004 TriCo  Bancshares  Deferred
Compensation   Plan,  I  hereby  elect  to  have  the  balance  in  my  Deferred
Compensation Account (brokerage account) paid to me as designated below:


               In Lump sum on ________, which shall not be earlier than one year
------ after the date of this election nor later than 60 days following termination of my service as an Employee or Director of the Bank.


               In five (5)  annual  installments,  beginning  ________,  but not
------ later than 60 days following termination for my services as an Employee or Director of the Bank and not earlier than one year following the date of this election. The amount of each installment will be determined as of each installment date by dividing the Account Value by the number of installments then remaining to be paid, with the final installment to be the entire remaining balance in the Account.


               In ten (10)  annual  installments,  beginning  ________,  but not
------ later than 60 days following termination for my services as an Employee or Director of the Bank and not earlier than one year following the date of this election. The amount of each installment will be determined as of each installment date by dividing the Account Value by the number of installments then remaining to be paid, with the final installment to be the entire remaining balance in the Account.


               In fifteen (15) annual installments, beginning  ________, but not
------ later than 60 days following termination for my services as an Employee or Director of the Bank and not earlier than one year following the date of this election. The amount of each installment will be determined as of each installment date by dividing the Account Value by the number of installments then remaining to be paid, with the final installment to be the entire remaining balance of the Account.




Signed:                          ;  Print Name
       --------------------------             --------------------

Dated:                ,
      ----------------

Exhibit 3
Plan Transfer Agreement
The 2004 TriCo Bancshares Deferred Compensation Plan



----------------------------
Name


I am a Participant in either the Tri Counties Bank Executive Deferred Compensation Plan effective as of September 1, 1987 and amended as of April 1, 1992 or the Tri Counties Bank Deferred Compensation Plan for Directors effective as of April 1, 1992 (the "Prior Plans").

I hereby request the Bank to transfer the portion of my current Plan balance to the 2004 TriCo Bancshares Deferred Compensation Plan pursuant to the provisions of that Agreement. I understand that this election is irrevocable.

I understand that the entire balance of my Prior Plan will be transferred to the 2004 Tri Counties Bank Deferred Compensation Plan on December 31, 2008 unless I have elected an alternate distribution option prior to that date.



Partial Transfer    Transfer  _____(%) or $______  (insert amount) of my Account
                    Balance to the 2004 Plan on _____ (insert date) and the blance on ______ (insert date).


Full Transfer       Transfer  teh  entire  Account  Balance  to the 2004 Plan on
                    ______ (insert date).




Signed:                          ;  Print Name
       --------------------------             --------------------

Dated:                ,
      ----------------

Exhibit  4

Beneficiary Designation Form
The 2004 TriCo Bancshares Deferred Compensation Plan

I.       PRIMARY DESIGNATION
         (You may refer to the beneficiary designation information prior to completion of this form.)

A.       Person(s) as a Primary Designation:
         (Please indicate the percentage for each beneficiary.)


Name                                 Relationship                     /        %
    ------------------------------               -------------------    -------
Address:
        ------------------------------------------------------------------------
                (Street)                       (City)       (State)        (Zip)


Name                                 Relationship                     /        %
    ------------------------------               -------------------    -------
Address:
        ------------------------------------------------------------------------
                (Street)                       (City)       (State)        (Zip)


Name                                 Relationship                     /        %
    ------------------------------               -------------------    -------
Address:
        ------------------------------------------------------------------------
                (Street)                       (City)       (State)        (Zip)


B.       Estate as a Primary Designation:

My Primary  Beneficiary is The Estate of
                                          --------------------------------------
as  set  forth  in  the  last  will  and  testament   dated  the         day  of
                                                                  -----
             ,       and any codicils thereto.
-------------  -----

C.       Trust as a Primary Designation:

Name of the Trust:
                    ------------------------------------------------------------
Execution Date of the Trust:       /       /
                             -----   -----   ---------
Name of the Trustee:
                     -----------------------------------------------------------

Beneficiary(ies)   of  the  Trust  (please  indicate  the  percentage  for  each beneficiary):
             -------------------------------------------------------------------

--------------------------------------------------------------------------------

Is this an Irrevocable Life Insurance Trust?           Yes              No
                                              --------         --------
(If yes and this designation is for a Split Dollar agreement, an Assignment of Rights form should be completed.)

II.     SECONDARY (CONTINGENT) DESIGNATION

A.       Person(s) as a Secondary (Contingent)Designation:
         (Please indicate the percentage for each beneficiary.)


Name                                 Relationship                     /        %
    ------------------------------               -------------------    -------
Address:
        ------------------------------------------------------------------------
                (Street)                       (City)       (State)        (Zip)


Name                                 Relationship                     /        %
    ------------------------------               -------------------    -------
Address:
        ------------------------------------------------------------------------
                (Street)                       (City)       (State)        (Zip)


Name                                 Relationship                     /        %
    ------------------------------               -------------------    -------
Address:
        ------------------------------------------------------------------------
                (Street)                       (City)       (State)        (Zip)


B.       Estate as a Secondary (Contingent) Designation:

My Secondary Beneficiary is The Estate of
                                          --------------------------------------
as  set  forth  in  the  last  will  and  testament   dated  the         day  of
                                                                  -----
             ,       and any codicils thereto.
-------------  -----

C.       Trust as a Secondary (Contingent) Designation:

Name of the Trust:
                    ------------------------------------------------------------
Execution Date of the Trust:       /       /
                             -----   -----   ---------
Name of the Trustee:
                     -----------------------------------------------------------

Beneficiary(ies)   of  the  Trust  (please  indicate  the  percentage  for  each beneficiary):
             -------------------------------------------------------------------

--------------------------------------------------------------------------------

All sums payable under this Agreement by reason of my death shall be paid to the Primary Beneficiary(ies), if he or she survives me, and if no Primary Beneficiary(ies) shall survive me, then to the Secondary (Contingent) Beneficiary(ies). This beneficiary designation is valid until the participant notifies the bank in writing.



---------------------------------------                   ----------------------
Participant's Signature                                            Date

Exhibit 10.12

Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended January 1, 2004








                                TRI COUNTIES BANK

                   SUPPLEMENTAL RETIREMENT PLAN FOR DIRECTORS


                           Effective September 1, 1987
                         Restated as of January 1, 2001
                             Amended January 1, 2004

                                TABLE OF CONTENTS


ARTICLE I - PURPOSE EFFECTIVE DATE                                    3

ARTICLE II - PARTICIPATION                                            3
    2.1      Eligibility and Participation                            3

ARTICLE III - BENEFITS                                                3
    3.1      Benefits                                                 3
    3.2      Amount of Benefit                                        3
    3.3      Years of Service                                         4
    3.4      Change in Control                                        4
    3.5      Withholding Payroll Taxes                                4
    3.6      Payment to Guardian                                      4

ARTICLE IV - BENEFICIARY DESIGNATION                                  4
4.1      Beneficiary Designation                                      4
    4.2      Amendments; Marital Status                               5
    4.3      No Participant Designation                               5
4.4      Effect of Payment

ARTICLE V - ADMINISTRATION                                            5
    5.1      Board; Duties                                            5
    5.2      Agents                                                   5
    5.3      Binding Effect of Decisions                              5
    5.4      Indemnity of Board                                       5

ARTICLE VI - CLAIMS PROCEDURE                                         5
    6.1      Claim                                                    5
    6.2      Denial of Claim                                          5
    6.3      Review of Claim                                          6
    6.4      Final Decision                                           6

ARTICLE VII - TERMINATION, SUSPENSION OR AMENDMENT                    6
    7.1      Termination, Suspension or Amendment of Plan             6

ARTICLE VII - MISCELLANEOUS                                           6
    8.1      Unfunded Plan                                            6
    8.2      Unsecured General Creditor                               6
    8.3      Trust Fund                                               6
    8.4      Nonassignability                                         7
    8.5      Not a Contract of Employment                             7
    8.6      Protective Provisions                                    7
    8.7      Terms                                                    7
    8.8      Captions                                                 7
    8.9      Governing Law                                            7
    8.10     Validity                                                 7
    8.11     Notice                                                   7
    8.12     Successors                                               8

                                TRI COUNTIES BANK

                   SUPPLEMENTAL RETIREMENT PLAN FOR DIRECTORS

                         RESTATED AS OF JANUARY 1, 2001

                          AMENDED AS OF JANUARY 1, 2004


                       ARTICLE I--PURPOSE; EFFECTIVE DATE

     The purpose of this Supplemental Retirement Plan for Directors (the "Plan") is to provide supplemental retirement benefits for nonemployee ("outside") Directors of TriCo Bancshares, Tri Counties Bank and other subsidiaries and affiliates (the "Employer") who have attained "Director Emeritus" status. It is intended that the Plan will aid in retaining and attracting outside directors of exceptional ability by providing them with these benefits. This Plan shall be effective as of September 1, 1987.

                            ARTICLE II--PARTICIPATION

         2.1      Eligibility and Participation.

          (a) Eligibility. Eligibility to participate in the Plan is limited to outside directors of the Employer who terminated their services to the Employer on or before December 31, 2003.

          (b) Participation. A Director's participation in the Plan shall be effective upon notification of such person by the Board of Directors (the "Board") of eligibility to participate, completion of a Participation Agreement by such person and acceptance of the Participation Agreement by the Board. Participation in the Plan shall continue until such time as the Participant terminates his service on the Board and as long thereafter as the Participant is eligible to receive benefits under this Plan.

                              ARTICLE III--BENEFITS

         3.1      Benefits.

          (a) A benefit under this Plan shall be paid to the Director upon termination of service with the Board, provided the Director has at least ten (10) Years of Service or the Director is terminating after a Change in Control. A benefit shall also be paid to the designated Beneficiary(ies) of the Director in the event of his death prior to termination of service with the Board.

         3.2      Amount of Benefit.

          (a) Normal Benefit. For Participants terminating after ten (10) or more Years of Service, the benefit stated in Section 3.1 above shall be equal to fifteen (15) times the amount of the base Board fee (not including Chairmanship or Committee fees) paid to the Director in his final year of service with the Board. The benefit shall be paid in fifteen (15) equal installments. This benefit shall commence at the later of the Participant's fifty-fifth (55th) birthday or termination. If a Participant terminates before age sixty-five (65), other than after a Change in Control, the benefit shall be reduced by four percent (4%) for each full year benefits commence before age sixty-five (65) and a prorated percentage for partial years.

          (b) Change-in-Control Benefit. For Participants who terminate after a Change in Control with less than ten (10) years, the benefit provided in Section 3.2(a) above shall be multiplied by a fraction equal to the number of Years of Service (not to exceed ten (10)) divided by ten
          (10). For Participants with ten (10) or more Years of Service, the benefit amount shall be the amount as provided in Section 3.2(a) above. Benefits payable under this Section 3.2(b) shall be payable upon termination of the director without any reduction for payment prior to age sixty-five (65).

          (c) If a Participant dies prior to terminating service on the Board, a benefit equal to the amount provided for in Section 3.2(a) above shall be paid to the Participant's Beneficiary(ies). Such amount shall be payable immediately without reduction.

         3.3      Years of Service.

               "Years of Service" shall mean the number of years the Director has served on the Board. If a Change in Control has occurred, Years of Service shall equal the greater of Actual Years of Service or ten
          (10).

         3.4      Change in Control.

          A "Change in Control" shall occur:

          (a) Upon TriCo Bancshares' knowledge that any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended) is or becomes "the beneficial owner" (as defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of TriCo Bancshares shares representing forty percent (40%) or more of the combined voting power of the then outstanding securities; or

          (b) Upon the first purchase of the Common Stock of TriCo Bancshares pursuant to a tender or exchange offer (other than a tender or exchange offer made by TriCo Bancshares); or

          (c) Upon the approval by the stockholders of TriCo Bancshares of a merger or consolidation (other than a merger or consolidation in which TriCo Bancshares is the surviving corporation and which does not result in any reclassification or reorganization of TriCo Bancshares' then outstanding securities), a sale or disposition of all or substantially all of TriCo Bancshares' assets or a plan of liquidation or dissolution of TriCo Bancshares; or

          (d) If, during any period of two (2) consecutive years, individuals who at the beginning of such period constitute the Board of Directors of TriCo Bancshares cease for any reason to constitute at least a majority thereof, unless the election or nomination for the election by the stockholders of TriCo Bancshares of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

         3.5      Withholding Payroll Taxes.

          The Employer shall withhold from payments made hereunder any taxes required to be withheld from a Participant's wages under federal, state or local law. However, a Beneficiary may elect not to have withholding for federal income tax purposes pursuant to Section 3405(a) (2) of the Internal Revenue Code, or any successor provision thereto.

         3.6      Payment to Guardian.

          If a Plan benefit is payable to a minor or a person declared incompetent or to a person incapable of handling the disposition of his property, the Board may direct payment of such Plan benefit to the guardian, legal representative or person having the care and custody of such minor, incompetent or person. The Board may require proof of incompetency, minority, incapacity or guardianship as it may deem appropriate prior to distribution of the Plan benefit. Such distribution shall completely discharge the Board and the Employer from all liability with respect to such benefit.

                       ARTICLE IV--BENEFICIARY DESIGNATION

         4.1      Beneficiary Designation.

          Each Participant shall have the right, at any time, to designate any person or persons as his Beneficiary or Beneficiaries (both primary as well as secondary) to whom benefits under this Plan shall be paid in the event of his death prior to complete distribution to the Participant of the benefits due under the Plan. Each Beneficiary designation shall be in a written form prescribed by the Board, and will be effective only when filed with the Board during the Participant's lifetime.

         4.2      Amendments; Marital Status.

          Any Beneficiary designation may be changed by a Participant without the consent of any designated Beneficiary by the filing of a new
          Beneficiary designation with the Board. The filing of a new Beneficiary designation form will cancel all Beneficiary designations previously filed. If a Participant's Compensation is community property, any Beneficiary designation shall be valid or effective only as permitted under applicable law.

         4.3      No Participant Designation.

          In the absence of an effective Beneficiary designation, or if all designated Beneficiaries predecease the Participant or die prior to complete distribution of the Participant's benefits, then the Participant's designated Beneficiary shall be deemed to be the Participant's estate.

         4.4      Effect of Payment.

          The payment to the deemed Beneficiary shall completely discharge the Employer's obligations under this Plan.

                            ARTICLE V--ADMINISTRATION

         5.1      Board; Duties.

          This Plan shall be administered by the Board. The Board shall have the authority to make, amend, interpret, and enforce all appropriate rules and regulations for the administration of this Plan and decide or resolve any and all questions including interpretations of this Plan, as may arise in connection with the Plan. The Board may be Participants under this Plan.

         5.2      Agents.

          In the administration of this Plan, the Board may, from time to time, employ agents and delegate to them such administrative duties as they see fit, and may from time to time consult with counsel who may be counsel to the Employer.

         5.3      Binding Effect of Decisions.

          The decision or action of the Board in respect of any question arising out of or in connection with the administration, interpretation and application of the Plan and the rules and regulations promulgated hereunder shall be final and conclusive and binding upon all persons having any interest in the Plan.

         5.4      Indemnity of Board.

          To the extent permitted by applicable law, the Employer shall indemnify, hold harmless and defend the Board against any and all claims, loss, damage, expense or liability arising from any action or failure to act with respect to this Plan, provided that the Board was acting in accordance with the applicable standard of care.

                          ARTICLE VI--CLAIMS PROCEDURE

         6.1      Claim.

          Any person claiming a benefit, requesting an interpretation or ruling under the Plan, or requesting information under the Plan shall present the request in writing to the Board who shall respond in writing as soon as practicable.

         6.2      Denial of Claim.

          If the claim or request is denied, the written notice of denial should state:

          (a) The reason for denial, with specific reference to the Plan provisions on which the denial is based.

          (b) A description of any additional material or information required and an explanation of why it is necessary.

          (c)  An explanation of the Plan's claims review procedure.

         6.3      Review of Claim.

          Any person whose claim or request is denied or who has not received a response within thirty (30) days may request a review by notice given in writing to the Board. The claim or request shall be reviewed by the Board who may, but shall not be required to, grant the claimant a hearing. On review, the claimant may have representation, examine pertinent documents, and submit issues and comments in writing.

         6.4      Final Decision.

          The decision on review shall normally be made within sixty (60) days. If an extension of time is required for a hearing or other special circumstances, the claimant shall be notified and the time limit shall be one hundred twenty (120) days. The decision shall be in writing and shall state the reason and the relevant Plan provisions. All decisions on review shall be final and bind all parties concerned.

                ARTICLE VII--TERMINATION, SUSPENSION OR AMENDMENT

         7.1      Termination, Suspension or Amendment of Plan.

          The Board may, in its sole discretion, terminate or suspend this Plan at any time or from time to time, in whole or in part. The Board may amend this Plan at any time or from time to time. Any amendment may provide different benefits or amounts of benefits from those herein set forth. However, no such termination, suspension or amendment shall adversely affect the benefits of Participants which have accrued prior to such action, the benefits of any Participant who has previously retired, or the benefits of any Beneficiary of a Participant who has previously died.

                           ARTICLE VIII--MISCELLANEOUS

         8.1      Unfunded Plan.

          This Plan is intended to be an unfunded plan maintained primarily to provide deferred compensation benefits for a select group of "management or highly compensated employees" within the meaning of Sections 201, 301 and 401 of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and therefore to be exempt from the provisions of Parts 2, 3 and 4 of Title I of ERISA. Accordingly, the Plan shall terminate and no further benefits shall be paid hereunder in the event it is determined by a court of competent jurisdiction or by an opinion of counsel that the Plan constitutes an employee pension benefit plan within the meaning of Section 3(2) of ERISA which is not so exempt.

         8.2      Unsecured General Creditor.

          Participants and their Beneficiaries, heirs, successors and assigns shall have no legal or equitable rights, interest or claims in any property or assets of the Employer, nor shall they be Beneficiaries of, or have any rights, claims or interests in any life insurance policies, annuity contracts or the proceeds therefrom owned or which may be acquired by the Employer. Except as may be provided in Section 8.3, such policies, annuity contracts or other assets of the Employer shall not be held under any trust for the benefit of Participants, their Beneficiaries, heirs, successors or assigns, or held in any way as collateral security for the fulfilling of the obligations of the Employer under this Plan. Any and all of the Employer's assets and policies shall be, and remain, the general, unpledged, unrestricted assets of the Employer. The Employer's obligation under the Plan shall be that of an unfunded and unsecured promise to pay money in the future.

         8.3      Trust Fund.

          The Employer shall be responsible for the payment of all benefits provided under the Plan. At its discretion, the Employer may establish one (1) or more trusts, with such trustees as the Board may approve, for the purpose of providing for the payment of such benefits. Such trust or trusts may be irrevocable, but the assets thereof shall be subject to the claims of the Employer's creditors. To the extent any benefits provided under the Plan are actually paid from any such trust, the Employer shall have no further obligation with respect thereto, but to the extent not so paid, such benefits shall remain the obligation of, and shall be paid by, the Employer.

         8.4      Nonassignability.

          Neither a Participant nor any other person shall have any right to commute, sell, assign, transfer, pledge, anticipate, mortgage or otherwise encumber, transfer, hypothecate or convey in advance of actual receipt the amounts, if any, payable hereunder, or any part thereof, which are, and all rights to which are, expressly declared to be unassignable and nontransferable. No part of the amount payable shall, prior to actual payment, be subject to seizure or sequestration for the payment of any debts, judgments, alimony or separate maintenance owed by a Participant or any other person, nor be transferable by operation of law in the event of a Participant's or any other person's bankruptcy or insolvency.

         8.5      Not a Contract of Employment.

          The terms and conditions of this Plan shall not be deemed to constitute a contract of employment between the Employer and the Participant, and the Participant (or his Beneficiary) shall have no rights against the Employer except as may otherwise be specifically provided herein. Moreover, nothing in this Plan shall be deemed to give a Participant the right to be retained in the service of the Employer or to interfere with the right of the Employer to discipline or discharge him at any time.

         8.6      Protective Provisions.

          A Participant will cooperate with the Employer by furnishing any and all information requested by the Employer, in order to facilitate the payment of benefits hereunder, and by taking such physical examinations as the Employer may deem necessary and taking such other action as may be requested by the Employer.

         8.7      Terms.

          Whenever any words are used herein in the masculine, they shall be construed as though they were used in the feminine in all cases where they would so apply; and wherever any words are used herein in the singular or in the plural, they shall be construed as though they were used in the plural or singular, as the case may be, in all cases where they would so apply.

         8.8      Captions.

          The captions of the articles, sections and paragraphs of this Plan are for convenience only and shall not control or affect the meaning or construction of any of its provisions.

         8.9      Governing Law.

          The provisions of this Plan shall be construed, interpreted and governed in all respects in accordance with applicable federal law and, to the extent not preempted by such federal law, in accordance with the laws of the State of California.

         8.10     Validity.

          If any provision of this Plan shall beheld illegal or invalid for any reason, the remaining provisions shall nevertheless continue in full force and effect without being impaired or invalidated in any way.

         8.11     Notice.

          Any notice or filing required or permitted to be given to the Board under the Plan shall be sufficient if in writing and hand delivered, or sent by registered or certified mail, to any Board, or to the Employer's statutory agent. Such notice shall be deemed given as of the date of delivery or, if delivery is made by mail, as of the date shown on the postmark on the receipt for registration or certification.

         8.12     Successors.

          The provisions of this Plan shall bind and inure to the benefit of the Employer and its successors and assigns. The term successors as used herein shall include any corporate or other business entity which shall, whether by merger, consolidation, purchase or otherwise acquire all or substantially all of the business and assets of the Employer, and successors of any such corporation or other business entity.

                                   TRICO BANCSHARES


                             By:  /s/ Wendell J. Casey
                                  ----------------------------------------------
                                    Chairman


                             By:  /s/ Wendell J. Lundberg
                                  ----------------------------------------------
                                    Secretary


                             Dated: August 3, 2004
                                   --------------------------

Exhibit 10.13

The 2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004









                            THE 2004 TRICO BANCSHARES

                   SUPPLEMENTAL RETIREMENT PLAN FOR DIRECTORS






















                            Effective January 1, 2004

                                TABLE OF CONTENTS

                                                                    PAGE
ARTICLE I-- PURPOSE, EFFECTIVE DATE                                   4

ARTICLE II-- PARTICIPATION                                            4
2.1         Eligibility and Participation                             4

ARTICLE III-- BENEFITS                                                4
3.1         Benefits                                                  4
3.2         Amount of Benefit                                         4
3.3         Years of Service                                          5
3.4         Change in Control                                         5
3.5         Withholding; Payroll Taxes                                5
3.6         Involuntary Removal                                       6

ARTICLE IV-- ADMINISTRATION                                           6
4.1         Board; Duties                                             6
4.2         Agents                                                    6
4.3         Binding Effect of Decisions                               6
4.4         Indemnity of Board                                        6

ARTICLE V-- CLAIMS PROCEDURE                                          7
5.1         Claim                                                     7
5.2         Denial of Claim                                           7
5.3         Review of Claim                                           7
5.4         Final Decision                                            7

ARTICLE VI-- BENEFICIARY DESIGNATION                                  7
6.1         Beneficiary Designation                                   7
6.2         Amendments, Marital Status                                7
6.3         No Participant Designation                                8
6.4         Effect of Payment                                         8

ARTICLE VII-- TERMINATION, SUSPENSION OR AMENDMENT                    8
7.1         Termination, Suspension or Amendment of Plan              8

ARTICLE VIII-- MISCELLANEOUS                                          8
8.1         Unfunded Plan                                             8
8.2         Unsecured General Creditor                                9
8.3         Trust Fund                                                9
8.4         Nonassignability                                          9
8.5         Not a Contract of Employment                              9
8.6         Protective Provisions                                     9
8.7         Terms                                                     9
8.8         Captions                                                 10
8.9         Governing Law                                            10
8.10        Validity                                                 10
8.11        Notice                                                   10
8.12        Successors                                               10

TABLE OF CONTENTS (continued)                                       PAGE


EXHIBIT 1 Participation Agreement                                    11

EXHIBIT 2 Beneficiary Designation                                    12

                            THE 2004 TRICO BANCSHARES

                   SUPPLEMENTAL RETIREMENT PLAN FOR DIRECTORS


ARTICLE I--PURPOSE; EFFECTIVE DATE

     The purpose of this Supplemental Retirement Plan for Directors (the "Plan") is to provide supplemental retirement benefits for nonemployee ("outside") Directors of TriCo Bancshares, Tri Counties Bank and other subsidiaries and affiliates (the "Employer") who have attained "Director Emeritus" status. It is intended that the Plan will aid in retaining and attracting outside directors of exceptional ability by providing them with these benefits. This Plan shall be effective as of January 1, 2004.

ARTICLE II--PARTICIPATION

2.1        Eligibility and Participation

     (a) Eligibility. Eligibility to participate in the Plan is limited to outside directors of the Employer.

     (b) Participation. A Director's participation in the Plan shall be effective upon notification of such person by the Board of Directors (the "Board") of eligibility to participate, completion of a Participation Agreement by such person and acceptance of the Participation Agreement by the Board. Participation in the Plan shall continue until such time as the Participant terminates his service on the Board and as long thereafter as the Participant is eligible to receive benefits under this Plan.

ARTICLE III--BENEFITS

3.1        Benefits

     A benefit under this Plan shall be paid to the Director upon termination of service with the Board, provided the Director has at least fifteen (15) Years of Service, or the Director is terminating service following a Change in Control.

3.2       Amount of Benefit

     (a) Normal Retirement Benefit. The benefit stated in Section 3.1 above shall be equal to the base Board fee (not including Chairmanship or Committee fees) paid to the Director in his final year of service with the Board. The benefit shall be payable in annual installments, commencing one month after the termination of service by the Director and on each anniversary thereafter. The benefit shall be payable for the life of the Director. This benefit shall commence upon the Directors retirement at the later of the Director's attained age sixty-five (65), or after the attainment of fifteen (15) years of service.

     (b) Alternate Normal Retirement Benefits. The Participant may elect a joint and survivor annuity, payable for the life of the Participant and their spouse provided that the alternate benefit has an Actuarial Equivalent Value equal to the Normal Benefit. "Actuarial Equivalent Value" means equivalence in value between two or more forms and/or times of payment based on a determination by an actuary chosen by the Company, using sound actuarial assumptions at the time of such determination.

     (c) Change-in-Control Benefit. In the event the service of the Participant is terminated pursuant to a Change in Control, the Participant shall be eligible to receive the benefits provided in Section 3.2(a), 3.2(b) or 3.2
     (d) as though the Participant's service was terminated with credit for fifteen (15) Years of Service.

     (d) Early Retirement Benefit. A Participant may elect to retire prior to the attainment of age sixty-five (65), provided they have attained at least fifteen (15) Years of Service and are at least fifty-five (55) years old. If the Participant elects to retire before the Participant's attainment of age sixty-five (65), the monthly Benefit shall be reduced by .5% per month for each month by which the benefit commencement date precedes the Participant's age sixty-five (65); In no event shall the commencement of benefits precede the Participant's fifty-fifth (55th) birthday. The percentages stated above shall be prorated for partial months.

3.3        Years of Service

     "Years of Service" shall mean the number of years the Director has served on the Board. If a Change in Control has occurred, Years of Service shall equal the greater of Actual Years of Service or fifteen (15) years.

3.4        Change in Control

     A "Change in Control" shall occur:

     (a) Upon TriCo Bancshares' knowledge that any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended) is or becomes "the beneficial owner" (as defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of TriCo Bancshares shares representing forty percent (40%) or more of the combined voting power of the then outstanding securities; or

     (b) Upon the first purchase of the Common Stock of TriCo Bancshares pursuant to a tender or exchange offer (other than a tender or exchange offer made by TriCo Bancshares); or

     (c) Upon the approval by the stockholders of TriCo Bancshares of a merger or consolidation (other than a merger or consolidation in which TriCo Bancshares is the surviving corporation and which does not result in any reclassification or reorganization of TriCo Bancshares' then outstanding securities), a sale or disposition of all or substantially all of TriCo Bancshares' assets or a plan of liquidation or dissolution of TriCo Bancshares; or

     (d) If, during any period of two (2) consecutive years, individuals who at the beginning of such period constitute the Board of Directors of TriCo Bancshares cease for any reason to constitute at least a majority thereof, unless the election or nomination for the election by the stockholders of TriCo Bancshares of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

3.5       Withholding; Payroll Taxes

     The Employer shall withhold from payments made hereunder any taxes required to be withheld under federal, state or local law.

3.6 Involuntary Removal

     If a Participant's service is terminated as a member of the Board of Directors of TriCo Bancshares or an affiliate or subsidiary for any reason identified in (a) (b) (c) or (d) below, the Participant shall forfeit all benefits payable under this Plan.


     (a)  Gross negligence or gross neglect

     (b) The commission of a felony, misdemeanor, or any other act involving moral turpitude, fraud, or dishonesty which has a material adverse impact on the Bank.

     (c) The willful and intentional disclosure, without authority, of any secret or confidential information concerning the Bank which has a material adverse impact on the Bank.

     (c) The willful and intentional violation of the rules or regulations of any regulatory agency or government authority having jurisdiction over the Bank, which has a material adverse impact on the Bank


ARTICLE IV--ADMINISTRATION

  4.1       Board; Duties

     This Plan shall be administered by the Board. The Board shall have the authority to make, amend, interpret, and enforce all appropriate rules and regulations for the administration of this Plan and decide or resolve any and all questions including interpretations of this Plan, as may arise in connection with the Plan. The Board may be Participants under this Plan.

   4.2     Agents

     In the administration of this Plan, the Board may, from time to time, employ agents and delegate to them such administrative duties as they see fit, and may from time to time consult with counsel who may be counsel to the Employer.

4.3        Binding Effect of Decisions

     The decision or action of the Board in respect of any question arising out of or in connection with the administration, interpretation and application of the Plan and the rules and regulations promulgated hereunder shall be final and conclusive and binding upon all persons having any interest in the Plan.

4.4       Indemnity of Board

     To the extent permitted by applicable law, the Employer shall indemnify, hold harmless and defend the Board against any and all claims, loss, damage, expense or liability arising from any action or failure to act with respect to this Plan, provided that the Board was acting in accordance with the applicable standard of care.

ARTICLE V--CLAIMS PROCEDURE

5.1        Claim

     Any person claiming a benefit, requesting an interpretation or ruling under the Plan, or requesting information under the Plan shall present the request in writing to the Board who shall respond in writing as soon as practicable.

5.2       Denial of Claim

     If the claim or request is denied, the written notice of denial should state:

     (a) The reason for denial, with specific reference to the Plan provisions on which the denial is based.
     (b) A description of any additional material or information required and an explanation of why it is necessary.
     (c)  An explanation of the Plan's claims review procedure.

5.3        Review of Claim

     Any person whose claim or request is denied or who has not received a response within thirty (30) days may request a review by notice given in writing to the Board. The claim or request shall be reviewed by the Board who may, but shall not be required to, grant the claimant a hearing. On review, the claimant may have representation, examine pertinent documents, and submit issues and comments in writing.

5.4        Final Decision

     The decision on review shall normally be made within sixty (60) days. If an extension of time is required for a hearing or other special circumstances, the claimant shall be notified and the time limit shall be one hundred twenty (120) days. The decision shall be in writing and shall state the reason and the relevant Plan provisions. All decisions on review shall be final and bind all parties concerned.

ARTICLE VI- BENEFICIARY DESIGNATION

6.1         Beneficiary Designation

     Each Participant shall have the right, at any time, to designate any person or persons as his Beneficiary or Beneficiaries (both primary as well as secondary) to whom benefits under this Plan shall be paid in the event of his death prior to complete distribution to the Participant of the benefits due under the Plan. Each Beneficiary designation shall be in a written form prescribed by the Committee, and will be effective only when filed with the Committee during the Participant's lifetime.

6.2        Amendments: Marital Status

     Any Beneficiary designation may be changed by a Participant without the consent of any designated Beneficiary by the filing of a new Beneficiary designation with the Committee. The filing of a new Beneficiary designation form will cancel all Beneficiary designations previously filed. If a Participant's Compensation is community property, any Beneficiary designation shall be valid or effective only as permitted under applicable law.

6.3        No Participant Designation

     In the absence of an effective Beneficiary designation, or if all designated Beneficiaries predecease the Participant or die prior to complete distribution of the Participant's benefits, then the Participant's designated Beneficiary shall be deemed to be the Participant's estate.

6.4      Effect of Payment

     The payment to the deemed Beneficiary shall completely discharge the Employer's obligations under this Plan.


ARTICLE VII--TERMINATION, SUSPENSION OR AMENDMENT

7.1        Termination, Suspension or Amendment of Plan

     The Board may, in its sole discretion, terminate or suspend this Plan at any time or from time to time, in whole or in part. The Board may amend this Plan at any time or from time to time. Any amendment may provide different benefits or amounts of benefits from those herein set forth. However, no such termination, suspension or amendment shall adversely affect the benefits of Participants which have accrued prior to such action or the benefits of any Participant who has previously retired.

ARTICLE VIII--MISCELLANEOUS

8.1        Unfunded Plan

     This Plan is intended to be an unfunded plan maintained primarily to provide deferred compensation benefits for a select group of "management or highly compensated employees" within the meaning of Sections 201, 301 and 401 of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and therefore to be exempt from the provisions Of Parts 2,3 and 4 of Title I of ERISA. Accordingly, the Plan shall terminate and no further benefits shall be paid hereunder in the event it is determined by a court of competent jurisdiction or by an opinion of counsel that the Plan constitutes an employee pension benefit plan within the meaning of Section 3(2) of ERISA which is not so exempt.

8.2        Unsecured General Creditor

     Participants shall have no legal or equitable rights, interest or claims in any property or assets of the Employer, nor shall they be beneficiaries of, or have any rights, claims or interests in any life insurance policies, annuity contracts or the proceeds therefrom owned or which may be acquired by the Employer except as provided for under the terms of separate Joint Beneficiary Agreements. Except as may be provided in Section 7.3. such policies, annuity contracts or other assets of the Employer shall not be held under any trust for the benefit of Participants, or held in any way as collateral security for the fulfilling of the obligations of the Employer under this Plan. Any and all of the Employer's assets and policies shall be, and remain, the general, unpledged, unrestricted assets of the Employer. The Employer's obligation under the Plan shall be that of an unfunded and unsecured promise to pay money in the future.

8.3        Trust Fund

     The Employer shall be responsible for the payment of all benefits provided under the Plan. At its discretion, the Employer may establish one (1) or more trusts, with such trustees as the Board may approve, for the purpose of providing for the payment of such benefits. Such trust or trusts may be irrevocable, but the assets thereof shall be subject to the claims of the Employer's creditors. To the extent any benefits provided under the Plan are actually paid from any such trust, the Employer shall have no further obligation with respect thereto, but to the extent not so paid, such benefits shall remain the obligation of, and shall be paid by, the Employer.

8.4         Nonassignability

     Neither a Participant nor any other person shall have any right to commute, sell, assign, transfer, pledge, anticipate, mortgage or otherwise encumber, transfer, hypothecate or convey in advance of actual receipt the amounts, if any, payable hereunder, or any part thereof, which are, and all rights to which are, expressly declared to be unassignable and nontransferable. No part of the amount payable shall, prior to actual payment, be subject to seizure or sequestration for the payment of any debts, judgments, alimony or separate maintenance owed by a Participant or any other person, nor be transferable by operation of law in the event of a Participant's or any other person's bankruptcy or insolvency.

8.5       Not a Contract of Employment

     The terms and conditions of this Plan shall not be deemed to constitute a contract of employment between the Employer and the Participant, and the Participant shall have no rights against the Employer except as may otherwise be specifically provided herein. Moreover, nothing in this Plan shall be deemed to give a Participant the right to be retained in the service of the Employer or to interfere with the right of the Employer to discipline or discharge him at any time.

8.6        Protective Provisions

     A Participant will cooperate with the Employer by furnishing any and all information requested by the Employer, in order to facilitate the payment of benefits hereunder, and by taking such physical examinations as the Employer may deem necessary and taking such other action as may be requested by the Employer.

8.7        Terms

     Whenever any words are used herein in the masculine, they shall be construed as though they were used in the feminine in all cases where they would so apply; and wherever any words are used herein in the singular or in the plural, they shall be construed as though they were used in the plural or singular, as the case may be, in all cases where they would so apply.

8.8        Captions

     The captions of the articles, sections and paragraphs of this Plan are for convenience only and shall not control or affect the meaning or construction of any of its provisions.

8.9        Governing Law

     The provisions of this Plan shall be construed, interpreted and governed in all respects in accordance with applicable federal law and, to the extent not preempted by such federal law, in accordance with the laws of the State of California.

8.10        Validity

     If any provision of this Plan shall beheld illegal or invalid for any reason, the remaining provisions shall nevertheless continue in full force and effect without being impaired or invalidated in any way.

8.11       Notice

     Any notice or filing required or permitted to be given to the Board under the Plan shall be sufficient if in writing and hand delivered, or sent by registered or certified mail, to any Board, or to the Employer's statutory agent. Such notice shall be deemed given as of the date of delivery or, if delivery is made by mail, as of the date shown on the postmark on the receipt for registration or certification.

8.12       Successors

     The provisions of this Plan shall bind and inure to the benefit of the Employer and its successors and assigns. The term successors as used herein shall include any corporate or other business entity which shall, whether by merger, consolidation, purchase or otherwise acquire all or substantially all of the business and assets of the Employer, and successors of any such corporation or other business entity.


                                   TRICO BANCSHARES


                             By:  /s/ William J. Casey
                                  ----------------------------------------------
                                    Chairman


                             By:  /s/ Wendell J. Lundberg
                                  ----------------------------------------------
                                    Secretary


                             Dated: August 3, 2004
                                   --------------------------

Exhibit 1

Participation Agreement
The 2004 TriCo Bancshares Supplemental Retirement Plan for Directors

Participant:                        (INSERT NAME)
                        -------------------------------------

Eligibility Date:            (INSERT DATE OF ELIGIBILITY)
                        -------------------------------------

The above named Participant is authorized to receive benefits pursuant to the 2004 TriCo Bancshares Supplemental Retirement Plan for Directors. Benefit accrual shall commence as of the Eligibility Date listed above.


Waiver and Release of Claims
In granting this benefit to the Participant, TriCo Bancshares and the Participant acknowledge that any benefits earned in the 1987 Plan are frozen at the level accrued as of December 31, 2003. The parties mutually agree that these benefits will be provided by the 2004 TriCo Bancshares Supplemental Retirement Plan for Directors which replaces any benefits the Participant may have been eligible to receive pursuant to the Tri Counties Bank Supplemental Retirement Plan for Directors September 1, 1987 and restated as of January 1, 2001. The parties mutually agree that any obligations due the Participant under the terms of the 1987 Plan are fully satisfied by the benefits provided by the TriCo Bancshares 2004 Supplemental Executive Retirement Plan.


Participant:
                    ------------------------------------
                                 (type name)


TriCo Bancshares:
                    ------------------------------------
                           (authorized executive)


Date:
                    ------------------------------------
                         (date Agreement is signed)

EXHIBIT 2

Beneficiary Designation Form
The 2004 TriCo Bancshares Supplemental Retirement Plan For Directors

I.       PRIMARY DESIGNATION
         (You may refer to the beneficiary designation information prior to completion of this form.)

A.       Person(s) as a Primary Designation:
         (Please indicate the percentage for each beneficiary.)


Name                                 Relationship                     /        %
    ------------------------------               -------------------    -------
Address:
        ------------------------------------------------------------------------
                (Street)                       (City)       (State)        (Zip)


Name                                 Relationship                     /        %
    ------------------------------               -------------------    -------
Address:
        ------------------------------------------------------------------------
                (Street)                       (City)       (State)        (Zip)


Name                                 Relationship                     /        %
    ------------------------------               -------------------    -------
Address:
        ------------------------------------------------------------------------
                (Street)                       (City)       (State)        (Zip)


B.       Estate as a Primary Designation:

My Primary  Beneficiary is The Estate of
                                          --------------------------------------
as  set  forth  in  the  last  will  and  testament   dated  the         day  of
                                                                  -----
             ,       and any codicils thereto.
-------------  -----

C.       Trust as a Primary Designation:

Name of the Trust:
                    ------------------------------------------------------------
Execution Date of the Trust:       /       /
                             -----   -----   ---------
Name of the Trustee:
                     -----------------------------------------------------------

Beneficiary(ies)   of  the  Trust  (please  indicate  the  percentage  for  each beneficiary):
             -------------------------------------------------------------------

--------------------------------------------------------------------------------

Is this an Irrevocable Life Insurance Trust?           Yes              No
                                              --------         --------
(If yes and this designation is for a Split Dollar agreement, an Assignment of Rights form should be completed.)

II.     SECONDARY (CONTINGENT) DESIGNATION

A.       Person(s) as a Secondary (Contingent)Designation:
         (Please indicate the percentage for each beneficiary.)


Name                                 Relationship                     /        %
    ------------------------------               -------------------    -------
Address:
        ------------------------------------------------------------------------
                (Street)                       (City)       (State)        (Zip)


Name                                 Relationship                     /        %
    ------------------------------               -------------------    -------
Address:
        ------------------------------------------------------------------------
                (Street)                       (City)       (State)        (Zip)


Name                                 Relationship                     /        %
    ------------------------------               -------------------    -------
Address:
        ------------------------------------------------------------------------
                (Street)                       (City)       (State)        (Zip)


B.       Estate as a Secondary (Contingent) Designation:

My Secondary Beneficiary is The Estate of
                                          --------------------------------------
as  set  forth  in  the  last  will  and  testament   dated  the         day  of
                                                                  -----
             ,       and any codicils thereto.
-------------  -----

C.       Trust as a Secondary (Contingent) Designation:

Name of the Trust:
                    ------------------------------------------------------------
Execution Date of the Trust:       /       /
                             -----   -----   ---------
Name of the Trustee:
                     -----------------------------------------------------------

Beneficiary(ies)   of  the  Trust  (please  indicate  the  percentage  for  each beneficiary):
             -------------------------------------------------------------------

--------------------------------------------------------------------------------

All sums payable under this Agreement by reason of my death shall be paid to the Primary Beneficiary(ies), if he or she survives me, and if no Primary Beneficiary(ies) shall survive me, then to the Secondary (Contingent) Beneficiary(ies). This beneficiary designation is valid until the participant notifies the bank in writing.



---------------------------------------                   ----------------------
Participant                                                        Date

Exhibit 10.14

Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, and amended and restated January 1, 2004










                                TRI COUNTIES BANK

                     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN





                           Effective September 1, 1987

                      Amended and restated January 1, 2004

                                TABLE OF CONTENTS

ARTICLE I         PURPOSE; EFFECTIVE DATE                             4

ARTICLE II        DEFINITIONS                                         4
    2.1      Actuarial Equivalent                                     4
    2.2      Beneficiary                                              4
    2.3      Board                                                    4
    2.4      Change in Control                                        4
    2.5      Committee                                                4
    2.6      Compensation                                             4
    2.7      Disability                                               5
    2.8      Early Retirement Date                                    5
    2.9      Employer                                                 5
    2.10     Final Average Compensation                               5
    2.11     Normal Retirement Date                                   5
    2.12     Participant                                              5
    2.13     Participant Agreement                                    5
    2.14     Retirement                                               5
    2.15     Supplemental Retirement Benefit                          5
    2.16     Target Retirement Percentage                             5
    2.17     Years of Credited Service                                5

ARTICLE III       PARTICIPATION AND VESTING                           5
    3.1      Eligibility and Participation                            5
    3.2      Change in Employment Status                              6
    3.3      Vesting                                                  6
    3.4      Suicide; Misrepresentation                               6
    3.5      Discharge for Cause                                      6

ARTICLE IV        SURVIVOR BENEFITS                                   6
    4.1      Pre-Determination Survivor Benefit                       6
    4.2      Post-Termination Survivor Benefit                        6

ARTICLE V         SUPPLEMENTAL RETIREMENT BENEFITS                    7
    5.1      Normal Retirement Benefit                                7
    5.2      Early Retirement Benefit                                 7
    5.3      Early Termination Benefits                               8
    5.4      Reduction for Early Commencement of Benefits             8
    5.5      Form of Benefit Payment                                  8
    5.6      Commencement of Benefit Payments                         8
    5.7      Withholding; Payroll Taxes                               8
    5.8      Payment to Guardian                                      8

ARTICLE VI        BENEFICIARY DESIGNATION                             8
    6.1      Beneficiary Designation                                  8
    6.2      Amendments; Marital Status                               9
    6.3      No Participant Designation                               9
    6.4      Effect of Payment                                        9

ARTICLE VII       ADMINISTRATION                                      9
    7.1      Committee; Duties                                        9
    7.2      Agents                                                   9
    7.3      Binding Effect of Decisions                              9
    7.4      Indemnity of Committee                                   9

ARTICLE VIII      CLAIMS PROCEDURE                                    9
    8.1      Claim                                                    9
    8.2      Denial of Claim                                          9
    8.3      Review of Claim                                         10
    8.4      Final Decision                                          10

ARTICLE IX        TERMINATION, SUSPENSION OR AMENDMENT               10
    9.1      Termination, Suspension or Amendment of Plan            10

ARTICLE X         MISCELLANEOUS                                      10
   10.1       Unfunded Plan                                          10
   10.2       Unsecured General Creditor                             10
   10.3       Trust Fund                                             10
   10.4       Nonassignability                                       10
   10.5       Not a Contract of Employment                           11
   10.6       Protective Provisions                                  11
   10.7       Terms                                                  11
   10.8       Captions                                               11
   10.9       Governing Law                                          11
   10.10      Validity                                               11
   10.11      Notice                                                 11
   10.12      Successors                                             11

                                TRI COUNTIES BANK

                     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN


                       ARTICLE I: PURPOSE; EFFECTIVE DATE

     The purpose of this Supplemental Executive Retirement Plan (the "Plan") is to provide supplemental retirement benefits for certain key employees of TriCo Bancshares, Tri Counties Bank, and subsidiaries or affiliates thereof. It is intended that the Plan will aid in retaining and attracting individuals of exceptional ability by providing them with these benefits. This Plan shall be effective as of September 1, 1987.

                             ARTICLE II: DEFINITIONS

     For the purposes of this Plan, the following terms shall have the meanings indicated, unless the context clearly indicates otherwise:

     2.1 Actuarial Equivalent. "Actuarial Equivalent" means equivalence in value between two or more forms and/or times of payment based on a determination by an actuary chosen by the Committee, using sound actuarial assumptions at the time of such determination.

     2.2 Beneficiary. "Beneficiary" means the person, persons or entity entitled under Article VI to receive any Plan benefits payable after a Participant's death.

     2.3 Board. "Board" means the Board of Directors of TriCo Bancshares.

     2.4 Change in Control. A "Change of Control" shall occur:

     (a) upon TriCo Bancshares' knowledge that any person (as such term is used in Sections 13(d) and l4(d)(2) of the Securities Exchange Act of 1934, as amended) is or becomes "the beneficial owner" (as defined in Rule l3d-3 of the Exchange Act), directly or indirectly, of TriCo Bancshares shares representing 40% or more of the combined voting power of the then outstanding securities; or

     (b) upon the first purchase of the Common Stock of TriCo Bancshares pursuant to a tender or exchange offer (other than a tender or exchange offer made by TriCo Bancshares); or

     (c) upon the approval by the stockholders of TriCo Bancshares of a merger or consolidation (other than a merger or consolidation in which TriCo Bancshares is the surviving corporation and which does not result in any reclassification or reorganization of TriCo Bancshares' then outstanding securities), a sale or disposition of all or substantially all of TriCo Bancshares' assets or a plan of liquidation or dissolution of TriCo Bancshares; or

     (d) if, during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of TriCo Bancshares cease for any reason to constitute at least a majority thereof, unless the election or nomination for the election by the stockholders of TriCo Bancshares of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

     2.5 Committee. "Committee" means the Administrative Committee appointed by the Chairman of the Board to administer the Plan pursuant to Article VII.

     2.6 Compensation. "Compensation" means the base salary and bonuses paid to a Participant and considered to be "wages" for purposes of federal income tax withholding. Compensation shall be calculated before reduction for any amounts deferred pursuant to any deferral arrangement by which the Participant can defer the current receipt of income. Compensation does not include expense reimbursements, or any form of non-cash compensation or benefits.

     2.7 Disability. "Disability" means a physical or mental condition which, in the opinion of the Committee, prevents an employee from satisfactorily performing his usual duties for the Employer. The Committee's decision as to Disability will be based upon medical reports and/or other evidence satisfactory to the Committee.

     2.8 Early Retirement Date. "Early Retirement Date" means the date on which a Participant terminates employment with the Employer, if such termination date occurs on or after such Participant's attainment of age 55 and completion of 10 Years of Credited Service, but prior to his Normal Retirement Date.

     2.9 Employer. "Employer" means TriCo Bancshares, Tri Counties Bank, and any affiliated or subsidiary corporation designated by the Board, or any successors to the businesses thereof.

     2.10 Final Average Compensation. "Final Average Compensation" means the Participant's Compensation during the 36 full consecutive calendar months out of the last 60 calendar months of employment with the Employer during which the Participant's Compensation is the highest, divided by 36.

     2.11 Normal Retirement Date. "Normal Retirement Date" means the date on which the Participant terminates employment with the Employer if such termination date occurs on or after the Participant's attainment of age 65. "Normal Retirement Date" shall also mean the date on which the Participant terminates employment with the Employer for any reason, without regard to age or service, within 24 months following a Change of Control.

     2.12 Participant. "Participant" means any individual who is participating in or has participated in this Plan, and who has not yet received his full benefit hereunder, as provided in Article III.

     2.13 Participation Agreement. "Participation Agreement" means the agreement filed by a Participant and approved by the Board pursuant to Article III.

     2.14 Retirement. "Retirement" means a Participant's termination from employment with the Employer at the Participant's Early Retirement Date or Normal Retirement Date, as applicable.

     2.15 Supplemental Retirement Benefit. "Supplemental Retirement Benefit" means the benefit determined under Article V of this Plan.

     2.16 Target Retirement Percentage. "Target Retirement Percentage" shall equal 70% multiplied by a fraction, the numerator of which is the Participant's Years of Credited Service, not to exceed 20, and the denominator of which is 20.

     2.17 Years of Credited Service. . "Years of Credited Service" means the number of years of credited vesting service as of December 31, 2003 determined in accordance with the provisions of the TriCo Bancshares Employee Stock Ownership Plan, or any successor thereto, whether or not the Participant is a participant in such plan.

                     ARTICLES III: PARTICIPATION AND VESTING

     3.1 Eligibility and Participation.

     (a) Eligibility. Eligibility to participate in the Plan is limited to those key employees of the Employer that are designated, from time to time, by the Board.

     (b) Participation. An employee's participation in the Plan shall be effective upon notification of such person by the Committee of eligibility to participate, completion of a Participation Agreement by such person, and acceptance of the Participation Agreement by the Committee. Except as modified by paragraph 3.2 below, participation in the Plan shall continue until such time as the Participant terminates employment with the Employer and as long thereafter as the Participant is eligible to receive benefits under this Plan.

     3.2 Change in Employment Status. If the Board determines that a Participant's employment performance is no longer at a level which deserves reward through participation in this Plan, but does not terminate the Participant's employment with the Employer, participation herein and eligibility to receive benefits hereunder shall be limited to the Participant's vested interest in such benefits as of the date designated by the Board. In such an event, the benefits payable to the Participant shall be based solely on the Participant's Years of Credited Service and Compensation as of the date designated by the Board.

     3.3 Vesting. A Participant whose employment with the Employer terminates because of Disability, Normal Retirement, Death or within 24 months after a Change in Control shall be 100% vested in the Participant's Supplemental
Retirement Benefit. On any other termination (including a termination of participation in accordance with Section 3.2), vesting shall be at a rate equal to 10% for each completed Year of Credited Service up to a maximum of 100%, but in no event shall service past December 31, 2003 be considered.

     3.4 Suicide;  Misrepresentation.  Notwithstanding the provisions of Section
3.3 and Article IV and V, no benefit shall be paid to a Beneficiary if the Participant's death occurs as a result of suicide during the 24 successive calendar months beginning with the calendar month following the commencement of an individual's participation in this Plan. Similarly, no benefit shall be paid if death occurs within the 24 successive calendar months following commencement of an individual's participation in the Plan if the Participant has made a material misrepresentation in any form or document provided by the Participant to or for the benefit of the Employer.

     3.5 Discharge for Cause. Notwithstanding the provisions of Section 3.3 and Articles IV and V, no benefit shall be paid hereunder if a Participant's employment has been terminated for "cause." A termination for cause is a termination by reason of the Board's good faith determination that the Participant (i)acted dishonestly or engaged in willful misconduct in the performance of his duties for the Employer, (ii) breached a fiduciary duty to the Employer for personal profit to himself, (iii) intentionally failed to perform reasonably assigned duties, or (iv) willfully violated any law, rule or regulation (other than traffic violations or similar offenses) or any final cease and desist order. Notwithstanding the foregoing, in no event will the Participant be subject to termination for cause pursuant to clause (ii) or (iii) above until the Board shall have given written notice to the Participant specifically setting forth the claimed cause, and Participant shall have failed to cure, correct, or prevent the alleged default from continuing within 30 days after receipt of such written notice.

                          ARTICLE IV: SURVIVOR BENEFITS

     4.1 Pre-Determination Survivor Benefit. Subject to Section 3.4, if a Participant dies while employed by the Employer, the Employer shall pay a survivor benefit to the Participant's Beneficiary as follows:

     (a) Amount. The amount of the pre-termination survivor benefit shall be equal to the greater of the accrued Supplemental Retirement Benefit or 36 times the Participant's Final Average Compensation.

     (b) Payment. The pre-termination survivor benefit shall be paid to the Beneficiary in the form of 10 equal annual installments, without interest, with the first installment paid as soon as practicable after death and the remaining installments paid on the anniversary of the date of death.

     4.2 Post-Termination Survivor Benefit.

     (a) Death Prior to Commencement of Benefits. Subject to Section 3.4, if a Participant dies following his termination of employment with the Employer and prior to the commencement of benefits hereunder, the Employer shall pay a survivor benefit to the Participant's Beneficiary as follows:

          (i) Amount. The amount of the post-termination survivor benefit shall be equal to the Actuarial Equivalent value of the Participant's Supplemental Retirement Benefit determined under Article V, calculated as of the date benefits were to have commenced had the Participant survived.

          (ii) Payment. The post-termination survivor benefit shall be paid to the Beneficiary in the form of 10 equal annual installments, without interest, with the first installment paid as soon as practicable after death and the remaining installments paid on the anniversary of the date of death.

     (b) Death After Commencement of Benefits. If a Participant dies following his termination of employment with the Employer and after payments have commenced in accordance with the form of benefit determined under Section 5.4, a survivor benefit will be paid if, and to the extent, provided for under such form of benefit.

                   ARTICLE V: SUPPLEMENTAL RETIREMENT BENEFITS

     5.1 Normal Retirement Benefit. Commencing on the first day of the month following a Participant's Normal Retirement Date, the Employer shall pay to the Participant a monthly Supplemental Retirement Benefit equal to the Target
Retirement Percentage multiplied by the Participant's Final Average Compensation, less the amount in either (a) or (b).

     (a) In the event payments commence on or after the Participant's age 65, the offsets shall be the sum of:

          (i) 100% of the Participant's monthly primary Social Security benefit determined at age 65; and

          (ii) The Participant's benefit in the form of a monthly single life annuity under the TriCo Bancshares Employee Stock Ownership Plan, or any successor plan thereto.

          (iii)The Participant's benefit in the form of a monthly single life annuity under the Profit Sharing Plan of the Tri Counties Bank, or any successor plan thereto.

          (iv) The monthly benefit payable to the Participant as a single life annuity at age 65 under the Tri Counties Bank frozen tax-qualified defined benefit plan.

     (b) In the event payments commence prior to the Participant's age 65, the offsets shall be the sum of:

          (i) 100% of the Participant's monthly primary Social Security benefit payable at age 65 under the Social Security Act in effect at the time benefits commence, assuming level earnings to age 65; and

          (ii) The Participant's benefit in the form of a monthly single life annuity commencing at age 65 under the TriCo Bancshares Employee Stock Option Plan, or any successor plan thereto, assuming no interest is earned by the Participant's account from the date of termination of employment with Employer until age 65.

          (iii)The Participant's benefit in the form of monthly single life annuity under the Profit Sharing Plan of the Tri Counties Bank, or any successor plan thereto, assuming no interest is earned by the Participant's account from the date of termination of employment with Employer until age 65.

          (iv) The monthly benefit payable to the Participant as a single life annuity at age 65 under the Tri Counties Bank frozen tax-qualified defined benefit plan.

     5.2 Early Retirement Benefit. If a Participant retires at an Early Retirement Date, the Employer shall pay to the Participant a monthly Supplemental Retirement Benefit as determined under Sections 5.1(b) and 5.4. Payment shall commence on the first day of the second month following the Participant's Normal Retirement Date. The Participant may, however, request the commencement of benefits before the Normal Retirement Date and the Committee may, in its sole discretion, grant or deny such request. If the Participant's benefits commence before the Normal Retirement Date, the amount of the payments shall be adjusted pursuant to Section 5.4 below.

     5.3 Early Termination Benefits.

     (a) If a vested Participant terminates employment with the Employer prior to Retirement or death, the Employer shall pay to the Participant, commencing on the first day of the month following the date on which the Participant attains age 65, the Supplemental Retirement Benefit as determined under Section 5.1.

     (b) At the Participant's request, the Committee may, in its sole discretion, commence payment of the benefit under this Section 5.3 on or after the first day of any month after the Participant attains age 55 and before he attains age 65. In that event, the monthly Supplemental Retirement Benefit as determined under Sections 5.1 and 5.4.

     5.4 Reduction for Early Commencement of Benefits. If a Participant receives a Supplemental Retirement Benefit under this Plan before the Participant's Normal Retirement Date, the monthly Supplemental Retirement Benefit as determined under Section 5.1 shall be reduced by .5% per month for each year by which the benefit commencement date precedes the Participant's age 65. In no event shall the commencement of benefits precede the Participant's age 55. The percentages stated above shall be prorated for partial months.

     5.5 Form of Benefit Payment. The Supplemental Retirement Benefit shall be paid in the basic form provided below, unless, at the Participant's request, the Committee, in its sole discretion, selects an alternative form. Any form requested by the Participant shall be considered by the Committee, but shall not be binding. Any alternative form shall be the Actuarial Equivalent of the basic form of benefit payments. The basic and alternative forms of payment are as follows:

     (a) Basic Form of Benefit Payments. Monthly single life annuity with a 10 year certain for the Participant's life.

     (b)  Alternative Forms of Benefit Payment.

          (i) joint and survivor annuity with payment continued to the survivor in the same amount as the amount paid to the Participant.

          (ii) A joint and survivor annuity with payment continued to the survivor and one-half of the amount paid to the Participant.

          (iii)Any other Actuarial Equivalent method as approved by the Board.

     5.6 Commencement of Benefit Payments. Notwithstanding any other provision of this Plan to the contrary, no benefits shall be paid under this Article V until 30 days after an appropriate application therefor has been made.

     5.7 Withholding; Payroll Taxes. The Employer shall withhold from payments made hereunder any taxes required to be withheld from a Participant's wages under federal, state or local law. However, a Beneficiary may elect not to have withholding for federal income tax purposes pursuant to Section 3405(a) (2) of the Internal Revenue Code, or any successor provision thereto.

     5.8 Payment to Guardian. If a Plan benefit is payable to a minor or a person declared incompetent or to a person incapable of handling the disposition of his property, the Committee may direct payment of such Plan benefit to the guardian, legal representative or such person having the care and custody of such minor, incompetent or person. The Committee may require proof of incompetency, minority, incapacity or guardianship as it may deem appropriate prior to distribution of the Plan benefit. Such distribution shall completely discharge the Committee and the Employer from all liability with respect to such benefit.

                       ARTICLE VI: BENEFICIARY DESIGNATION

     6.1 Beneficiary Designation. Each Participant shall have the right, at any time, to designate any person or persons as his Beneficiary or Beneficiaries (both primary as well as secondary) to whom benefits under this Plan shall be paid in the event of his death prior to complete distribution to the Participant of the benefits due under the Plan. Each Beneficiary designation shall be in a written form prescribed by the Committee, and will be effective only when filed with the Committee during the Participant's lifetime.

     6.2 Amendments; Marital Status. Any Beneficiary designation may be changed by a Participant without the consent of any designated Beneficiary by the filing of a new Beneficiary designation with the Committee. The filing of a new Beneficiary designation form will cancel all Beneficiary designations previously filed. If a Participant's Compensation is community property, any Beneficiary designation shall be valid or effective only as permitted under applicable law.

     6.3 No Participant Designation. In the absence of an effective Beneficiary designation, or if all designated Beneficiaries predecease the Participant or die prior to complete distribution of the Participant's benefits, then the Participant's designated Beneficiary shall be deemed to be the Participant's estate.

     6.4 Effect of Payment. The payment to the deemed Beneficiary shall completely discharge the Employer's obligations under this Plan.

                           ARTICLE VII: ADMINISTRATION

     7.1 Committee; Duties. This Plan shall be administered by an Administrative Committee which shall consist of not less than three persons appointed by the Chairman of the Board. Any member of the Committee may be removed at any time by the Board. Any member may resign by delivering his written resignation to the Board. Upon the existence of any vacancy, the Board may appoint a successor. The Committee shall have the authority to make, amend, interpret, and enforce all appropriate rules and regulations for the administration of this Plan and decide or resolve any and all questions including interpretations of this Plan, as may arise in connection with the Plan. A majority of the members of the Committee shall constitute a quorum for the transaction of business. A majority vote of the Committee members constituting a quorum shall control any decision.

     7.2 Agents. In the administration of this Plan, the Committee may, from time to time, employ agents and delegate to them such administrative duties as it sees fit, and may from time to time consult with counsel who may be counsel to the Employer.

     7.3 Binding Effect of Decisions. The decision or action of the Committee in respect of any question arising out of or in connection with the administration, interpretation and application of the Plan and the rules and regulations promulgated hereunder shall be final and conclusive and binding upon all persons having any interest in the Plan.

     7.4 Indemnity of Committee. The Employer shall indemnify and hold harmless the members of the Committee against any and all claims, loss, damage, expense, or liability arising from any action or failure to act with respect to this Plan, except in the case of gross negligence or willful misconduct.

                         ARTICLE VIII: CLAIMS PROCEDURE

     8.1 Claim. Any person claiming a benefit, requesting an interpretation or ruling under the Plan, or requesting information under the Plan shall present the request in writing to the Committee which shall respond in writing as soon as practicable.

     8.2 Denial of Claim. If the claim or request is denied, the written notice of denial should state:

     (a) The reason for denial, with specific reference to the Plan provisions on which the denial is based.

     (b) A description of any additional material or information required and an explanation of why it is necessary.

     (c)  An explanation of the Plan's claim review procedure.

     8.3 Review of Claim. Any person whose claim or request is denied or who has not received a response within 30 days may request a review by notice given in writing to the Committee. The claim or request shall be reviewed by the Committee who may, but shall not be required to, grant the claimant a hearing. On review, the claimant may have representation, examine pertinent documents, and submit issues and comments in writing.

     8.4 Final Decision. The decision on review shall normally be made within 60 days. If an extension of time is required for a hearing or other special circumstances, the claimant shall be notified and the time limit shall be 120 days. The decision shall be in writing and shall state the reason and the relevant Plan provisions. All decisions on review shall be final and bind all parties concerned.

                ARTICLE IX: TERMINATION, SUSPENSION OR AMENDMENT

     9.1 Termination, Suspension or Amendment of Plan. The Board may, in its sole discretion, terminate or suspend this Plan at any time or from time to time, in whole or in part. The Board may amend this Plan at any time or from time to time. Any amendment may provide different benefits or amounts of benefits from those herein set forth. However, no such termination, suspension or amendment shall adversely affect the benefits of Participants which have accrued prior to such action, the benefits of any Participant who has previously retired, or the benefits of any Beneficiary of a Participant who has previously died. Furthermore, no termination, suspension or amendment shall alter the applicability of the vesting schedule in Section 33 with respect to a Participant's accrued benefit at the time of such termination, suspension or amendment.

                            ARTICLE X: MISCELLANEOUS

     10.1 Unfunded Plan. This Plan is intended to be an unfunded plan maintained primarily to provide deferred compensation benefits for a select group of "management or highly compensation employees" within the meaning of Sections 201, 301, and 401 of the Employee Retirement Income Security act of 1974, as amended ("ERISA"), and therefore to be exempt from the provisions of Parts 2, 3, and 4 of Title I of ERISA. Accordingly, the Plan shall terminate and no further benefits shall be paid hereunder in the event it is determined by a court of competent jurisdiction or by an opinion of counsel that the Plan constitutes an employee pension benefit plan within the meaning of Section 3(2) of ERISA which is not so exempt.

     10.2 Unsecured General Creditor. Participants and their Beneficiaries, heirs, successors, and assigns shall have no legal or equitable rights, interest or claims in any property or assets of the Employer, nor shall they be Beneficiaries of, or have any rights, claims or interests in any life insurance policies, annuity contracts, or the proceeds therefrom owned or which may be acquired by the Employer. Except as may be provided in Section 10.3, such policies, annuity contracts or other assets of the Employer shall not be held under any trust for the benefit of Participants, their Beneficiaries, heirs, successors or assigns, or held in any way as collateral security for the fulfilling of the obligations of the Employer under this Plan. Any and all of the Employer's assets and policies shall be, and remain, the general, unpledged, unrestricted assets of the Employer. The Employer's obligation under the Plan shall be that of an unfunded and unsecured promise to pay money in the future.

     10.3 Trust Fund. The Employer shall be responsible for the payment of all benefits provided under the Plan. At its discretion, the Employer may establish one or more trusts, with such trustees as the Board may approve, for the purpose of providing for the payment of such benefits. Such trust or trusts may be irrevocable, but the assets thereof shall be subject to the claims of the Employer's creditors. To the extent any benefits provided under the Plan are actually paid from any such trust, the Employer shall have no further obligation with respect thereto, but to the extent not so paid, such benefits shall remain the obligation of, and shall be paid by, the Employer.

     10.4 Nonassignability. Neither a Participant nor any other person shall have any right to commute, sell, assign, transfer, pledge, anticipate, mortgage or otherwise encumber, transfer, hypothecate or convey in advance of actual receipt the amounts, if any, payable hereunder, or any part thereof, which are, and all rights to which are, expressly declared to be unassignable and nontransferable. No part of the amount payable shall, prior to actual payment, be subject to seizure or sequestration for the payment of any debts, judgments, alimony or separate maintenance owed by a Participant or any other person, nor be transferable by operation of law in the event of a Participant's or any other person's bankruptcy or insolvency.

     10.5 Not a Contract of Employment. The terms and conditions of this Plan shall not be deemed to constitute a contract of employment between the Employer and the Participant, and the Participant (or his Beneficiary) shall have no rights against the Employer except as may otherwise be specifically provided herein. Moreover, nothing in this Plan shall be deemed to give a Participant the right to be retained in the service of the Employer or to interfere with the right of the Employer to discipline or discharge him at any time.

     10.6 Protective Provisions. A Participant will cooperate with the Employer by furnishing any and all information requested by the Employer, in order to facilitate the payment of benefit hereunder, and by taking such physical examinations as the Employer may deem necessary and taking such other action as may be requested by the Employer.

     10.7 Terms. Whenever any words are used herein in the masculine, they shall be construed as though they were used in the feminine in all cases where they would so apply; and wherever any words are used herein in the singular or in the plural, they shall be construed as though they were used in the plural or singular, as the case may be, in all cases where they would so apply.

     10.8 Captions. The captions of the articles, sections, and paragraphs of this Plan are for convenience only and shall not control or affect the meaning or construction of any of its provisions.

     10.9 Governing Law. The provisions of this Plan shall be construed, interpreted, and governed in all respects in accordance with applicable federal law and, to the extent not preempted by such federal law, in accordance with the laws of the State of California.

     10.10 Validity. If any provision of this Plan shall be held illegal or invalid for any reason, the remaining provisions shall nevertheless continue in full force and effect without being impaired or invalidated in any way.

     10.11 Notice. Any notice or filing required or permitted to be given to the Committee under the Plan shall be sufficient in writing and hand delivered, or sent by registered or certified mail, to any member of the Committee, or to the Employer's statutory agent. Such notice shall be deemed given as of the date of delivery or, if delivery is made by mail, as of the date shown on the postmark on the receipt for registration or certification.

     10.12 Successors. The provisions of this Plan shall bind and inure to the benefit of the Employer and its successors and assigns. The term successors as used herein shall include any corporate or other business entity which shall, whether by merger, consolidation, purchase or otherwise acquire all or substantially all of the business and assets of the Employer, and successors of any such corporation or other business entity.


                                   TRICO BANCSHARES


                             By:  /s/ William J. Casey
                                  ----------------------------------------------
                                    Chairman


                             By:  /s/ Wendell J. Lundberg
                                  ----------------------------------------------
                                    Secretary


                             Dated: August 3, 2004

Exhibit 10.15

The 2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004













                                    THE 2004

                                TRICO BANCSHARES

                     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN



























                            Effective January 1, 2004

                                TABLE OF CONTENTS
                                                                      Page

ARTICLE I             PURPOSE; EFFECTIVE DATE                           4
ARTICLE II            DEFINITIONS                                       4
                    2.1           Actuarial Equivalent                  4
                    2.2           Board                                 4
                    2.3           Change in Control                     4
                    2.4           Committee                             5
                    2.5           Compensation                          5
                    2.6           Disability                            5
                    2.7           Early Retirement Date                 5
                    2.8           Employer                              5
                    2.9           Final Average Compensation            5
                    2.10          Normal Retirement Date                5
                    2.11          Participant                           5
                    2.12          Participation Agreement               5
                    2.13          Retirement                            5
                    2.14          Supplemental Retirement Benefit       6
                    2.15          Target Retirement Percentage          6
                    2.16          Years of Credited Service             6
                    2.17          Applicable Percentage                 6
ARTICLE III           PARTICIPATION AND VESTING                         7
                    3.1           Eligibility and Participation         7
                    3.2           Change in Employment Status           7
                    3.3           Eligibility for Benefits              7
                    3.4           Involuntary Termination               8

ARTICLE IV            SUPPLEMENTAL RETIREMENT BENEFITS                  9
                    4.1           Normal Retirement Benefit             9
                    4.2           Early Retirement Benefit              9
                    4.3           Early Termination Benefits            9
                    4.4           Reduction for Early Commencement
                                  of Benefits                          10
                    4.5           Form of Benefit Payment              10
                    4.6           Commencement of Benefit Payments     10
                    4.7           Withholding; Payroll Taxes           10
                    4.8           Payment to Guardian                  10

ARTICLE V          ADMINISTRATION                                      11
                   5.1            Committee; Duties                    11
                   5.2            Agents                               11
                   5.3            Binding Effect of Decisions          11
                   5.4            Indemnity of Committee               11

                                TABLE OF CONTENTS

                                   (Continued)
                                                                      Page
ARTICLE VI         BENEFICIARY DESIGNATION                             11
                   6.1            Beneficiary Designation              11
                   6.2            Amendments: Marital Status           11
                   6.3            No Participant Designation           11
                   6.4            Effect of Payment                    11

ARTICLE VII        CLAIMS PROCEDURE                                    12
                   7.1            Claim                                12
                   7.2            Denial of Claim                      12
                   7.3            Review of Claim                      12
                   7.4            Final Decision                       12

ARTICLE VIII       TERMINATION, SUSPENSION OR AMENDMENT                12

ARTICLE IX         MISCELLANEOUS  13
                   9.1            Unfunded Plan                        13
                   9.2            Unsecured General Creditor           13
                   9.3            Trust Fund                           13
                   9.4            Nonassignability                     13
                   9.5            Not a Contract of Employment         13
                   9.6            Protective Provisions                13
                   9.7            Terms                                14
                   9.8            Captions                             14
                   9.9            Governing Law                        14
                   9.10           Validity                             14
                   9.11           Notice                               14
                   9.12           Successors                           14

EXHIBIT 1:  Participation Agreement                                    15

EXHIBIT 2:  Beneficiary Agreement                                      16

                                    THE 2004

                                TRICO BANCSHARES

                     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN


                                    ARTICLE I

                             PURPOSE; EFFECTIVE DATE

     The purpose of this Supplemental Executive Retirement Plan (the "Plan") is to provide supplemental retirement benefits for certain key employees of TriCo Bancshares, Tri Counties Bank, and subsidiaries or affiliates thereof (the "Employer") who are employed by the Employer on, or after January 1, 2004. It is intended that the Plan will aid in retaining and attracting individuals of exceptional ability by providing them with these benefits. This Plan shall be effective as of January 1, 2004.


                                   ARTICLE II

                                   DEFINITIONS

     For the purposes of this Plan, the following terms shall have the meanings indicated, unless the context clearly indicates otherwise:

            2.1 Actuarial Equivalent. "Actuarial Equivalent" means equivalence in value between two or more forms and/or times of payment based on a determination by an actuary chosen by the Committee, using sound actuarial assumptions at the time of such determination.

     2.2 Board "Board" means the Board of Directors of TriCo Bancshares.

     2.3 Change in Control. A "Change of Control" shall occur:

     (a) upon TriCo Bancshares' knowledge that any person (as such term is used in Sections 13(d) and l4(d)(2) of the Securities Exchange Act of 1934, as amended) is or becomes "the beneficial owner" (as defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of TriCo Bancshares shares representing 40% or more of the combined voting power of the then outstanding securities; or

     (b) upon the first purchase of the Common Stock of TriCo -Bancshares pursuant to a tender or exchange offer (other than a tender or exchange offer made by TriCo Bancshares); or

     (c) upon the approval by the stockholders of TriCo Bancshares of a merger or consolidation (other than a merger or consolidation in which TriCo Bancshares is the surviving corporation and which does not result in any reclassification or reorganization of TriCo Bancshares' then outstanding securities), a sale or disposition of all or substantially all of TriCo Bancshares' assets or a plan of liquidation or dissolution of TriCo Bancshares; or

     (d) if, during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of TriCo Bancshares cease for any reason to constitute at least a majority thereof, unless the election or nomination for the election by the stockholders of TriCo Bancshares of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

     2.4 Committee. "Committee" means the Compensation and Benefits Committee of the Board of Directors of TriCo Bancshares.

     2.5 Compensation. "Compensation" means the base salary and bonuses paid to a Participant and considered to be "wages" for purposes of federal income tax withholding. Compensation shall be calculated before reduction for any amounts deferred pursuant to any deferral arrangement by which the Participant can defer the current receipt of income. Compensation does not include expense reimbursements, or any form of non-cash compensation or benefits.

     2.6 Disability. "Disability" means a physical or mental condition which, in the opinion of the Committee, prevents an employee from satisfactorily performing his usual duties for the Employer. The Committee's decision as to Disability will be based upon medical reports and/or other evidence satisfactory to the Committee.

     2.7 Early Retirement Date. "Early Retirement Date" means the date on which a Participant terminates employment with the Employer, if such termination date occurs on or after such Participant's attainment of age 55 and completion of fifteen (15) Years of Credited Service, but prior to his Normal Retirement Date.

     2.8 Employer. "Employer" means TriCo Bancshares, Tri Counties Bank, and any affiliated or subsidiary corporation designated by the Board, or any successors to the businesses thereof.

     2.9 Final Average Compensation. "Final Average Compensation" means the Participant's Compensation during the 36 full consecutive calendar months out of the last 60 calendar months of employment with the Employer during which the Participant's Compensation is the highest, divided by 36.

     2.10 Normal Retirement Date. "Normal Retirement Date" shall mean the date on which the Participant terminates employment with the Employer if such termination date occurs on or after the Participant's attainment of age 62. "Normal Retirement Date" shall also mean the date on which the Participant terminates employment pursuant to Article 3.3 (e) following a Change in Control.

     2.11 Participant. "Participant" means any individual who is participating in or has participated in this Plan, and who has not yet received his full benefit hereunder, as provided in Article III.

     2.12 Participant Agreement. "Participation Agreement" means the agreement filed by a Participant and approved by the Board pursuant to Article III.

     2.13 Retirement. "Retirement" means a Participant's termination from employment with the Employer at the Participant's Early Retirement Date or Normal Retirement Date, as applicable.

     2.14 Supplemental Retirement Benefit. "Supplemental Retirement Benefit" means the benefit determined under Article IV of this Plan.

     2.15 Target Retirement Percentage. "Target Retirement Percentage" shall equal 70% multiplied by the percentage presented in the table below:

               Full Years of Credited Service 1:              7%
               Full Years of Credited Service 2:             13%
               Full Years of Credited Service 3:             20%
               Full Years of Credited Service 4:             27%
               Full Years of Credited Service 5:             33%
               Full Years of Credited Service 6:             40%
               Full Years of Credited Service 7:             47%
               Full Years of Credited Service 8:             53%
               Full Years of Credited Service 9:             60%
               Full Years of Credited Service 10:            67%
               Full Years of Credited Service 11:            73%
               Full Years of Credited Service 12:            80%
               Full Years of Credited Service 13:            87%
               Full Years of Credited Service 14:            93%
               Full Years of Credited Service 15:           100%

     2.16 Years of Credited Service. "Years of Credited Service" means the number of years of credited vesting service determined in accordance with the provisions of the TriCo Bancshares Employee Stock Ownership Plan, or any successor thereto, whether or not the Participant is a participant in such plan, or designated at the discretion of the Committee.

     2.17 Applicable Percentage. The term "Applicable Percentage" shall mean that percentage of the Supplemental Retirement Benefits that the Participant is entitled to receive based on the circumstances surrounding the termination of Employment. The Applicable Percentage of Supplemental Retirement Benefits shall accrue on the following basis:

               Full Years of Credited Service 1:              0%
               Full Years of Credited Service 2:              0%
               Full Years of Credited Service 3:              0%
               Full Years of Credited Service 4:              0%
               Full Years of Credited Service 5:             33%
               Full Years of Credited Service 6:             40%
               Full Years of Credited Service 7:             47%
               Full Years of Credited Service 8:             53%
               Full Years of Credited Service 9:             60%
               Full Years of Credited Service 10:            67%
               Full Years of Credited Service 11:            73%
               Full Years of Credited Service 12:            80%
               Full Years of Credited Service 13:            87%
               Full Years of Credited Service 14:            93%
               Full Years of Credited Service 15:           100%

                                   ARTICLE III

                            PARTICIPATION AND VESTING

     3.1 Eligibility and Participation.

     (a) Eligibility. Eligibility to participate in the Plan is limited to those key employees of the Employer that are designated, from time to time, by the Board.

     (b) Participation. An employee's participation in the Plan shall be effective upon notification of such person by the Committee of eligibility to participate, completion of a Participation Agreement by such person, and acceptance of the Participation Agreement by the Committee. Except as modified by paragraph 3.2 below, participation in the Plan shall continue until such time as the Participant terminates employment with the Employer and as long thereafter as the Participant is eligible to receive benefits under this Plan.

     3.2 Change in Employment Status. If the Board determines that a Participant's employment performance is no longer at a level which deserves reward through participation in this Plan, but does not terminate the Participant's employment with the Employer, participation herein and eligibility to receive benefits hereunder shall be limited to the Participant's vested interest in such benefits as of the date designated by the Board. In such an event, the benefits payable to the Participant shall be based solely on the Participant's Years of Credited Service and Compensation as of the date designated by the Board.

     3.3 Eligibility for Benefits.

     (a) Retirement on Normal Retirement Date: The Applicable Percentage for a Participant whose employment with the Employer terminates on or after the Normal Retirement Date shall be 100%.

     (b) Retirement on or after Early Retirement Date but before Normal Retirement Date: The Participant may elect to retire on a date that constitutes an Early Retirement Date provided the Applicable Percentage is 67% or greater as of the effective date of Retirement.

     (c) Termination Without Cause. If the Participant's employment is terminated by the Employer without cause, the Participant shall be eligible to receive benefits pursuant to the Target Retirement Percentage accrued as of the effective date of Termination.

     (d) Voluntary Termination. If the Employee's employment is terminated by voluntary resignation other than for Early Retirement, the Employee shall be entitled to be paid the following benefits:

          (i) If the Applicable Percentage is one hundred percent (100%) as of the date of termination, the Participant shall be entitled to be paid the Target Retirement Percentage of the Supplemental Retirement Benefits.

          (ii) If the Applicable Percentage is less than one hundred percent (100%) as of the date of termination, the Participant shall forfeit any and all rights and benefits the Participant may have under the terms of this Agreement and shall have no right to be paid any of the amounts which would otherwise be due or paid to the Participant by the Employer pursuant to the terms of this Agreement.

     (e) Termination Following a Change in Control: In the event a Participant is terminated pursuant to a Change in Control, the Applicable Percentage shall be 100%. A termination shall be deemed to be in connection with a Change in Control if, within two (2) years following the occurrence of a Change in Control: The Participant's employment with the Employer is terminated by either the Employee or the Employer other than because of a Termination for Cause.

     (f) Termination Following the Determination of Disability: The Applicable Percentage for a Participant whose employment with the Employer terminates because of Disability shall be 100%.

     3.4 Involuntary Termination .

If a Participant is terminated for any reason identified in (a) (b) (c) or (d) below, the Participant shall forfeit all benefits payable under this Plan.

     (a)  Gross negligence or gross neglect

     (b) The commission of a felony, misdemeanor, or any other act involving moral turpitude, fraud, or dishonesty which has a material adverse impact on the Bank.

     (c) The willful and intentional disclosure, without authority, of any secret or confidential information concerning the Bank which has a material adverse impact on the Bank.

     (d) The willful and intentional violation of the rules or regulations of any regulatory agency or government authority having jurisdiction over the Bank, which has a material adverse effect upon the Bank

ARTICLE IV

                        SUPPLEMENTAL RETIREMENT BENEFITS

     4.1 Normal Retirement Benefit. Commencing on the first day of the month following a Participant's Normal Retirement Date, the Employer shall pay to the Participant a monthly Supplemental Retirement Benefit equal to the Target
Retirement Percentage multiplied by the Participant's Final Average Compensation, less the amount in either (a) or (b).

     (a) In the event payments commence on or after the Participant's age 62, the offsets shall be the sum of:

          (i) l00% of the Participant's monthly primary Social Security benefit determined as if the Participant were age 62; and

          (ii) The Participant's benefit in the form of a monthly single life annuity under the TriCo Bancshares Employee Stock Ownership Plan, or any successor plan thereto.


     (b) In the event payments commence prior to the Participant's age 62, the offsets shall be the sum of:

          (i) 100% of the Participant's monthly primary Social Security benefit payable as if the Participant were age 62 under the Social Security Act in effect at the time benefits commence, assuming level earnings to age 62; and

          (ii) The Participant's benefit in the form of a monthly single life annuity commencing at age 62 under the TriCo Bancshares Employee Stock Ownership Plan, or any successor plan thereto, assuming no interest is earned by the Participant's account from the date of termination of employment with Employer until age 62.


     4.2  Early  Retirement  Benefit.  If a  Participant  retires  at  an  Early
Retirement   Date,  the  Employer  shall  pay  to  the   Participant  a  monthly
Supplemental Retirement Benefit as determined under Sections 4.1(b) and 4.4.

     4.3 Early Termination Benefits.

     (a) If a Participant terminates employment with the Employer prior to Retirement, the Employer shall pay to the Participant, commencing on the first day of the month following the date on which the Participant attains age 62, the Supplemental Retirement Benefit will be paid as determined under Section 4.1.

     (b) At the Participant's request, the Committee may, in its sole discretion, commence payment of the benefit under this Section 4.3 on or after the first day of any month after the Participant attains age 55 and before he attains age 62. In that event, the monthly Supplemental Retirement Benefit will be paid as determined under Sections 4.1 and 4.4.

     4.4 Reduction for Early Commencement of Benefits. If a Participant receives a Supplemental Retirement Benefit under this Plan before the Participant's Normal Retirement Date, the monthly Supplemental Retirement Benefit as determined under Section 4.1 shall be reduced by .5% per month for each month by which the benefit commencement date precedes the Participant's age 62; In no event shall the commencement of benefits precede the Participant's 55th birthday. The percentages stated above shall be prorated for partial months.

     4.5 Form of Benefit Payment. The Supplemental Retirement Benefit shall be paid in the basic form provided below, unless, at the Participant's request, the Committee, in its sole discretion, selects an alternative form. Any form requested by the Participant shall be considered by the Committee, but shall not be binding. Any alternative form shall be the Actuarial Equivalent of the basic form of benefit payments. The basic and alternative forms of payment are as follows:

     (a) Basic Form of Benefit Payments. Monthly single life annuity for the Participant's life.

     (b)  Alternative Forms of Benefit Payment.

          (i) joint and survivor annuity with an Actuarial Equivalent Value equal to the Basic Benefit with payment continued to the survivor in the same amount as the amount paid to the Participant.

          (ii) A joint and survivor annuity with an Actuarial Equivalent Value equal to the Basic Benefit with payment continued to the survivor and one-half of the amount paid to the Participant.

          (iii)Any other Actuarial Equivalent method as approved by the Board.

     4.6 Commencement of Benefit Payments. Notwithstanding any other provision of this Plan to the contrary, no benefits shall be paid under this Article IV until 30 days after an appropriate application therefore has been made.

     4.7 Withholding; Payroll Taxes. The Employer shall withhold from payments made hereunder any taxes required to be withheld from a Participant's age under federal, state or local law. However, a Beneficiary in elect not to have withholding for federal income tax purposes pursuant to Section 3405(a) (2) of the Internal Revenue Code, or any successor provision thereto.

     4.8 Payment to Guardian. If a Plan benefit is payable to a minor or a person declared incompetent or to a person incapable of handling the disposition of his property, the Committee may direct payment of such Plan benefit to the guardian, legal representative or such person having the care and custody of such minor, incompetent or person. The Committee may require proof of incompetency, minority, incapacity or guardianship as it may deem appropriate prior to distribution of the Plan benefit. Such distribution shall completely discharge the Committee and the Employer from all liability with respect to such benefit.

                                    ARTICLE V

                                 ADMINISTRATION

     5.1 Committee; Duties. This Plan shall be administered by an Administrative Committee which shall consist of not less than three persons appointed by the Chairman of the Board. Any member of the Committee may be removed at any time by the Board. Any member may resign by delivering his written resignation to the Board. Upon the existence of any vacancy, the Board may appoint a successor. The Committee shall have the authority to make, amend, interpret, and enforce all appropriate rules and regulations for the administration of this Plan and decide or resolve any and all questions including interpretations of this Plan, as may arise in connection with the Plan. A majority of the members of the Committee shall constitute a quorum for the transaction of business. A majority vote of the Committee members constituting a quorum shall control any decision.

     5.2 Agents. In the administration of this Plan, the Committee may, from time to time, employ agents and delegate to them such administrative duties as it sees fit, and may from time to time consult with counsel who may be counsel to the Employer.

     5.3 Binding Effect of Decisions. The decision or action of the Committee in respect of any question arising out of or in connection with the administration, interpretation and application of the Plan and the rules and regulations promulgated hereunder shall be final and conclusive and binding upon all persons having any interest in the Plan.

     5.4 Indemnity of Committee. The Employer shall indemnify and hold harmless the members of the Committee against any and all claims, loss, damage, expense, or liability arising from any action or failure to act with respect to this Plan, except in the case of gross negligence or willful misconduct.

ARTICLE VI

                             BENEFICIARY DESIGNATION

     6.1 Beneficiary Designation. Each Participant shall have the right, at any time, to designate any person or persons as his Beneficiary or Beneficiaries (both primary as well as secondary) to whom benefits under this Plan shall be paid in the event of his death prior to complete distribution to the Participant of the benefits due under the Plan. Each Beneficiary designation shall be in a written form prescribed by the Committee, and will be effective only when filed with the Committee during the Participant's lifetime.

     6.2 Amendments: Marital Status. Any Beneficiary designation may be changed by a Participant without the consent of any designated Beneficiary by the filing of a new Beneficiary designation with the Committee. The filing of a new Beneficiary designation form will cancel all Beneficiary designations previously filed. If a Participant's Compensation is community property, any Beneficiary designation shall be valid or effective only as permitted under applicable law.

     6.3 No Participant Designation. In the absence of an effective Beneficiary designation, or if all designated Beneficiaries predecease the Participant or die prior to complete distribution of the Participant's benefits, then the Participant's designated Beneficiary shall be deemed to be the Participant's estate.

     6.4 Effect of Payment. The payment to the deemed Beneficiary shall completely discharge the Employer's obligations under this Plan.

                                   ARTICLE VII

                                CLAIMS PROCEDURE

     7.1 Claim. Any person claiming a benefit, requesting an interpretation or ruling under the Plan, or requesting information under the Plan shall present the request in writing to the Committee which shall respond in writing as soon as practicable.

     7.2 Denial of Claim. If the claim or request is denied, the written notice of denial should state:

     (a) The reason for denial, with specific reference to the Plan provisions on which the denial is based.

     (b) A description of any additional material or information required and an explanation of why it is necessary.

     (c)  An explanation of the Plan's claim review procedure.

     7.3 Review of Claim. Any person whose claim or request is denied or who has not received a response within 30 days may request a review by notice given in writing to the Committee. The claim or request shall be reviewed by the Committee who may, but shall not be required to, grant the claimant a hearing. On review, the claimant may have representation, examine pertinent documents, and submit issues and comments in writing.

     7.4 Final Decision. The decision on review shall normally be made within 60 days. If an extension of time is required for a hearing or other special circumstances, the claimant shall be notified and the time limit shall be 120 days. The decision shall be in writing and shall state the reason and the relevant Plan provisions. All decisions on review shall be final and bind all parties concerned.


ARTICLE VIII

                         TERMINATION, SUSPENSION OR AMENDMENT

     The Board may, in its sole discretion, terminate or suspend this Plan at any time or from time to time, in whole or in part. The Board may amend this Plan at any time or from time to time. Any amendment may provide different benefits or amounts of benefits from those herein set forth. However, no such termination, suspension or amendment shall adversely affect the benefits of Participants which have accrued prior to such action, the benefits of any Participant who has previously retired, or the benefits of any Beneficiary of a Participant who has previously died. Furthermore, no termination, suspension or amendment shall alter the applicability of the percentage in Section 2.17 with respect to a Participant's accrued benefit at the time of such termination, suspension or amendment.

                                   ARTICLE IX

                                  MISCELLANEOUS

     9.1 Unfunded Plan. This Plan is intended to be an unfunded plan maintained primarily to provide deferred compensation benefits for a select group of "management or highly compensated employees" within the meaning of Sections 201, 301, and 401 of the Employee Retirement Income Security act of 1974, as amended ("ERISA"), and therefore to be exempt from the provisions of Parts 2, 3, and 4 of Title I ERISA. Accordingly, the Plan shall terminate and no further benefits shall be paid hereunder in the event it is determined by a court of competent jurisdiction or by an opinion of counsel that the Plan constitutes an employee pension benefit plan within the meaning of Section 3(2) of ERISA which is not so exempt.

     9.2 Unsecured General Creditor. Participants and their Beneficiaries, heirs, successors, and assigns shall have no legal or equitable rights, interest or claims in any property or assets of the Employer, nor shall they be Beneficiaries of, or have any rights, claims or interests in any life insurance policies, annuity contracts, or the. proceeds therefrom owned or which may be acquired by the Employer. Except as may be provided in Section 8.3, such policies, annuity contracts or other assets of the Employer shall not be held under any trust for the benefit of Participants, their Beneficiaries, heirs, successors or assigns, or held in any way as collateral security for the fulfilling of the obligations of the Employer under this Plan. Any and all of the Employer's assets and policies shall be, and remain, the general, unpledged, unrestricted assets of the Employer. The Employer's obligation under the Plan shall be that of an unfunded and unsecured promise to pay money in the future.

     9.3 Trust Fund. The Employer shall be responsible for the payment of all benefits provided under the Plan. At its discretion, the Employer may establish one or more trusts, with such trustee. as the Board may approve, for the purpose of providing for the payment of such benefits. Such trust or trusts may be irrevocable, but the assets thereof shall be subject to the claims of the Employer's creditors. To the extent any benefits provided under the Plan are actually paid from any such trust, the Employer shall have no further obligation with respect thereto, but to the extent not so paid, such benefits shall remain the obligation of, and shall be paid by, the Employer.

     9.4 Nonassignabiliy. Neither a Participant nor any other person shall have any right to commute, sell, assign, transfer, pledge, anticipate, mortgage or otherwise encumber, transfer, hypothecate or convey in advance of actual receipt the amounts, if any, payable hereunder, or any part thereof, which are, and all rights to which are, expressly declared to be unassignable and nontransferable. No part of the amount payable shall, prior to actual payment, be subject to seizure or sequestration for the payment of any debts, judgments, alimony or separate maintenance owed by a Participant or any other person, nor be transferable by operation of law in the event of a Participant's or any other person's bankruptcy or insolvency.

     9.5 Not a Contract of Employment. The terms and conditions of this Plan shall not be deemed to constitute a contract of employment between the Employer and the Participant, and the Participant (or his Beneficiary) shall have no rights against the Employer except as may otherwise be specifically provided herein. Moreover, nothing in this Plan shall be deemed to give a Participant the right to be retained in the service of the Employer or to interfere with the right of the Employer to discipline or discharge him at any time.

     9.6 Protective Provisions. A Participant will cooperate with the Employer by furnishing any and all information requested by the Employer, in order to facilitate the payment of benefit hereunder, and by taking such physical examinations as the Employer may deem necessary and taking such other action as may be requested by the Employer.

     9.7 Terms. Whenever any words are used herein in the masculine, they shall be construed as though they were used in the feminine in all cases where they would so apply; and wherever any words are used herein in the singular or in the plural, they shall be construed as though they were used in the plural or singular, as the case may be, in all cases where they would so apply.

     9.8 Captions. The captions of the articles, sections, and paragraphs of this Plan are for convenience only and shall not control or affect the meaning or construction of any of its provisions.

     9.9 Governing Law. The provisions of this Plan shall be construed, interpreted, and governed in all respects in accordance with applicable federal law and, to the extent not preempted by such federal law, in accordance with the laws of the State of California.

     9.10 Validity. If any provision of this Plan shall be held illegal or invalid for any reason, the remaining provisions shall nevertheless continue in full force and effect without being impaired or invalidated in any way.

     9.11 Notice. Any notice or filing required or permitted to be given to the Committee under the Plan shall be sufficient in writing and hand delivered, or sent by registered or certified mail, to any member of the Committee, or to the Employer's statutory agent. Such notice shall be deemed given as of the date of delivery or, if delivery is made by mail, as of the date shown on the postmark on the receipt for registration or certification.

     9.12 Successors. The provisions of this Plan shall bind and inure to the benefit of the Employer and its successors and assigns. The term successors as used herein shall include any corporate or other business entity which shall, whether by merger, consolidation, purchase or otherwise acquire all or substantially all of the business and assets of the Employer, and successors of any such corporation or other business entity.


TRICO BANCSHARES



By:    /s/ William J. Casey
       ---------------------------------
       William Casey, Chairman



By:    /s/ Wendell J. Lundberg
       ---------------------------------
       Secretary

Exhibit 1

Participation Agreement
The TriCo Bancshares 2004 Supplemental Executive Retirement Plan

Participant:                    (INSERT NAME)
                    ------------------------------------

Eligibility Date:       (INSERT DATE OF ELIGIBILITY)
                    ------------------------------------

The above named Participant is authorized to receive benefits pursuant to the 2004 TriCo Bancshares Supplemental Executive Retirement Plan. Benefit accrual shall commence as of the Eligibility Date listed above.


Waiver and Release of Claims
In granting this benefit to the Participant, TriCo Bancshares and the Participant acknowledge that any benefits earned in the 1987 Plan are frozen at the level accrued as of December 31, 2003. The parties mutually agree that these benefits will be provided by the 2004 TriCo Bancshares Supplemental Executive Retirement Plan which replaces any benefits the Participant may have been eligible to receive pursuant to the Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987. The parties mutually agree that any obligations due the Participant under the terms of the 1987 Plan are fully satisfied by the benefits provided by the TriCo Bancshares 2004 Supplemental Executive Retirement Plan.



Participant:
                   ---------------------------         -------------------------
                           (Signature)                        (Print Name)


TriCo Bancshares:
                   ---------------------------
                      (authorized executive)


Date:
                   ---------------------------

EXHIBIT 2

Beneficiary Designation Form
The 2004 TriCo Bancshares Supplemental Executive Retirement Plan

I.       PRIMARY DESIGNATION
         (You may refer to the beneficiary designation information prior to completion of this form.)

A.       Person(s) as a Primary Designation:
         (Please indicate the percentage for each beneficiary.)


Name                                 Relationship                     /        %
    ------------------------------               -------------------    -------
Address:
        ------------------------------------------------------------------------
                (Street)                       (City)       (State)        (Zip)


Name                                 Relationship                     /        %
    ------------------------------               -------------------    -------
Address:
        ------------------------------------------------------------------------
                (Street)                       (City)       (State)        (Zip)


Name                                 Relationship                     /        %
    ------------------------------               -------------------    -------
Address:
        ------------------------------------------------------------------------
                (Street)                       (City)       (State)        (Zip)


B.       Estate as a Primary Designation:

My Primary  Beneficiary is The Estate of
                                          --------------------------------------
as  set  forth  in  the  last  will  and  testament   dated  the         day  of
                                                                  -----
             ,       and any codicils thereto.
-------------  -----

C.       Trust as a Primary Designation:

Name of the Trust:
                    ------------------------------------------------------------
Execution Date of the Trust:       /       /
                             -----   -----   ---------
Name of the Trustee:
                     -----------------------------------------------------------

Beneficiary(ies)   of  the  Trust  (please  indicate  the  percentage  for  each beneficiary):
             -------------------------------------------------------------------

--------------------------------------------------------------------------------

Is this an Irrevocable Life Insurance Trust?           Yes              No
                                              --------         --------
(If yes and this designation is for a Split Dollar agreement, an Assignment of Rights form should be completed.)

II.     SECONDARY (CONTINGENT) DESIGNATION

A.       Person(s) as a Secondary (Contingent)Designation:
         (Please indicate the percentage for each beneficiary.)


Name                                 Relationship                     /        %
    ------------------------------               -------------------    -------
Address:
        ------------------------------------------------------------------------
                (Street)                       (City)       (State)        (Zip)


Name                                 Relationship                     /        %
    ------------------------------               -------------------    -------
Address:
        ------------------------------------------------------------------------
                (Street)                       (City)       (State)        (Zip)


Name                                 Relationship                     /        %
    ------------------------------               -------------------    -------
Address:
        ------------------------------------------------------------------------
                (Street)                       (City)       (State)        (Zip)


B.       Estate as a Secondary (Contingent) Designation:

My Secondary Beneficiary is The Estate of
                                          --------------------------------------
as  set  forth  in  the  last  will  and  testament   dated  the         day  of
                                                                  -----
             ,       and any codicils thereto.
-------------  -----

C.       Trust as a Secondary (Contingent) Designation:

Name of the Trust:
                    ------------------------------------------------------------
Execution Date of the Trust:       /       /
                             -----   -----   ---------
Name of the Trustee:
                     -----------------------------------------------------------

Beneficiary(ies)   of  the  Trust  (please  indicate  the  percentage  for  each beneficiary):
             -------------------------------------------------------------------

--------------------------------------------------------------------------------

All sums payable under this Agreement by reason of my death shall be paid to the Primary Beneficiary(ies), if he or she survives me, and if no Primary Beneficiary(ies) shall survive me, then to the Secondary (Contingent) Beneficiary(ies). This beneficiary designation is valid until the participant notifies the bank in writing.



---------------------------------------                   ----------------------
Participant's Signature                                            Date

Exhibit 10.21

Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of Craig Carney, W.R. Hagstrom, Andrew Mastorakis, Rick Miller, Richard O'Sullivan, Thomas Reddish, Ray Rios, and Richard Smith.

                            INDEMNIFICATION AGREEMENT


     This Indemnification Agreement ("Agreement") is entered into on __________, by and between TriCo Bancshares, a California corporation ("Company"), and ______________________________ ("Executive Officer"), an executive officer of the Company.

                                    Recitals

A. It is in the best interests of the Company to attract and retain qualified executive officers to serve this Company.

B. In order to attract and retain such persons, it is necessary to provide assurance that their interests will be protected and defended to the extent permitted by applicable law if a claim is brought or threatened against them based upon their actions as executive officers of this Company.

C. It is now and has always been the express policy of the Company to indemnify its executive officers so as to provide them with the maximum possible protection permitted by law.

D. The substantial increase in corporate litigation subjects the executive officers to expensive litigation risks at the same time the availability of directors' & officers' liability insurance has been limited.

E. The Executive Officer believes that the protection available under the Company's Articles of Incorporation and insurance policies may not be adequate in the present circumstances, and may not be willing to continue to serve as an executive officer without adequate protection, and the Company desires the Executive Officer to continue to serve in such capacity.

     NOW, THEREFORE, the parties agree as follows:

                               Terms of Agreement

     Agreement to Continue Employment. The Executive Officer agrees to continue to be employed as an Executive Officer of the Company in the Company's sole discretion or until such time as he terminates his employment in writing (subject to the terms of any employment agreement between the Executive Officer and the Company or its subsidiaries).

     Definitions. As used in this Agreement:

     a. The term "Proceeding" shall include any threatened, pending or completed action or proceeding, whether of a civil, criminal, administrative or investigative nature, in which the Executive Officer is or was a party or is threatened to be made a party by reason of the fact that the Executive Officer is or was an executive officer of the Company (or any subsidiary of the Company), or is or was serving at the request of the Company as a, director, officer, employee or agent of another foreign or domestic corporation, partnership, joint venture, trust or other enterprise.

     b. The term "Expenses" shall include, without limitation, expenses of investigation, judicial or administrative proceedings or appeals, amounts paid in settlement by or on behalf of the Executive Officer, attorneys' fees and disbursements and any expenses of establishing a right to indemnification under paragraph 7 of this Agreement, but shall not include amounts of judgments, fines or penalties against the Executive Officer.

     Indemnity in Third-Party Proceedings. The Company shall indemnify the Executive Officer in accordance with the provisions of this paragraph 3 against all Expenses, judgments, fines, settlements and other amounts actually and reasonably incurred by the Executive Officer in connection with the Proceeding (other than a Proceeding by or in the right of the Company to procure a judgment in its favor), but only if the Executive Officer acted in good faith and in a manner which he or she reasonably believed to be in the best interests of the Company, and, in the case of a criminal proceeding, had no reasonable cause to believe that his or her conduct was unlawful. The termination of any such Proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent shall not, of itself, create a presumption that the Executive Officer did not act in good faith in a manner which he or she reasonably believed to be in the best interests of the Company, or that the Executive Officer had reasonable cause to believe that his or her conduct was unlawful.

     Indemnity in Proceedings by or in the Right of the Company. The Company shall indemnify the Executive Officer in accordance with the provisions of this paragraph 4 against all Expenses actually and reasonably incurred by the Executive Officer in connection with the defense or settlement of any Proceeding if the Executive Officer acted in good faith and in a manner which he or she believed to be in the best interests of the Company and its shareholders, except that no indemnification for Expenses shall be made under this paragraph 4 in respect of any claim, issue or matter as to which the Executive Officer shall have been adjudged to be liable to the Company in the performance of his or her duty to the Company and its shareholders, unless and only to the extent that the court in which such Proceeding is or was pending shall determine upon application that, in view of all the circumstances of the case, the Executive Officer is fairly and reasonably entitled to indemnity for such Expenses and then only to the extent such court shall determine.

     Indemnification of Expenses of Successful Party. Notwithstanding any other provision of this Agreement, to the extent that the Executive Officer has been successful on the merits in defense of any Proceeding, or in defense of any claim, issue or matter therein, Executive shall be indemnified against all Expenses actually and reasonably incurred by the Executive Officer in connection therewith.

     Advances of Expenses. At the written request of the Executive Officer, the Expenses incurred by the Executive Officer in any Proceeding shall be paid by the Company prior to the final disposition of such Proceeding, provided that the Executive Officer shall undertake in writing to repay such amount to the extent that it is determined ultimately that the Executive Officer is not entitled to indemnification. If the Company makes an advance of expenses pursuant to this paragraph 6, the Company shall be subrogated to every right of recovery the Executive Officer may have against any insurance carrier from whom the Company has purchased insurance for such purpose.

     Right of the Executive Officer to Indemnification Upon Application; Procedure Upon Application.


     a. Any indemnification under paragraphs 3 and 4 or advance under paragraph 6 shall be paid by the Company no later than 45 days after receipt of the written request of the Executive Officer, unless a determination is made within said 45-day period by (1) the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to the Proceeding in respect of which indemnification is being sought, or (2) if a quorum of disinterested directors is not available, independent legal counsel in a written opinion (which counsel shall be appointed by a quorum of the Board of Directors), or (3) the stockholders of the Company with the shares owned by the Executive Officer to be indemnified not being entitled to vote thereon, or (4) the court in which the Proceeding is or was pending upon application made by the Company or the Executive Officer or the attorney or other person rendering services in connection with the defense, whether or not the application is opposed by the Company, that the Executive Officer has not met the relevant standards for indemnification set forth in paragraphs 3 and 4.

     b. The right to indemnification or advancement of Expenses as provided by this Agreement shall be enforceable by the Executive Officer in any court of competent jurisdiction. The burden of proving that indemnification or advances are not appropriate shall be on the Company. Neither the failure of the Company (including its Board of Directors or independent legal counsel or stockholders) to have made a determination prior to the commencement of such action that the Executive Officer has met the applicable standard of conduct nor an actual determination by the Company (including its Board of Directors or independent legal counsel or stockholders) that the Executive Officer has not met such standard shall be a defense to the action or create a presumption that the Executive Officer has not met the applicable standard of conduct. The Executive Officer's Expenses actually and reasonably incurred in connection with successfully establishing his or her right to indemnification or advances, in whole or in part, shall also be indemnified by the Company.

     c. With respect to any Proceeding for which indemnification is requested, the Company will be entitled to participate therein at its own expense and, except as otherwise provided below, the Company may assume the defense thereof, with counsel satisfactory to the Executive Officer. After notice from the Company to the Executive Officer of its election to assume the defense of a Proceeding, the Company will not be liable to the Executive Officer under this Agreement for any Expenses subsequently incurred by the Executive Officer in connection with the defense thereof, other than as provided below. The Company shall not settle any Proceeding in any manner, which would impose any penalty or limitation on the Executive Officer without the Executive Officer's written consent. The Executive Officer shall have the right to employ counsel in any Proceeding but the fees and expenses of such counsel incurred after notice from the Company of its assumption of the defense of the Proceeding shall be at the expense of the Executive Officer, unless (i) the employment of counsel by the Executive Officer has been authorized by the Company, (ii) The Executive Officer shall have reasonably concluded that there may be a conflict of interest between the Company and the Executive Officer in the conduct of the defense of a Proceeding, or (iii) the Company shall not in fact have employed counsel to assume the defense of a Proceeding, in each of which cases the fees and expenses of the Executive Officer's counsel shall be advanced by the Company. Notwithstanding the foregoing, the Company shall not be entitled to assume the defense of any Proceeding brought by or in the right of the Company.

     Limitation on Indemnification. No payment pursuant to this Agreement shall be made by the Company:

     a. to indemnify or advance funds to the Executive Officer for Expenses with respect to Proceedings initiated or brought voluntarily by the Executive Officer and not by way of defense, except with respect to Proceedings brought to establish or enforce a right to indemnification under this Agreement, but such indemnification or advancement of Expenses may be provided by the Company in specific cases if the Board of Directors finds it to be appropriate;

     b. to indemnify the Executive Officer for any Expenses, judgments, fines or penalties sustained in any Proceeding for which payment is actually made to the Executive Officer under a valid and collectible insurance policy, except in respect of any excess beyond the amount of payment under such insurance;

     c. to indemnify the Executive Officer for any Expenses, judgments, fines or penalties sustained in any Proceeding for an accounting of profits made from the purchase or sale by the Executive Officer of securities of the Company pursuant to the provisions of section 16(b) of the Securities Exchange Act of 1934, the rules and regulations promulgated thereunder and amendments thereto or similar provisions of any federal, state or local statutory law;

     d. to indemnify the Executive Officer for any Expenses, judgments, fines or penalties resulting from the Executive Officer's conduct which is finally adjudged to have been willful misconduct, knowingly fraudulent or deliberately dishonest;

     e. if a court of competent jurisdiction finally determines that such payment hereunder is unlawful; or

     f.   if contrary to section 317 of the California Corporations Code.

     Indemnification Hereunder Not Exclusive. The indemnification and advancement of Expenses provided by this Agreement shall not be deemed exclusive of any other rights to which the Executive Officer may be entitled under the Articles of Incorporation or the Bylaws of the Company, any agreement, any vote of stockholders or disinterested directors, the California Corporations Code, or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office. The indemnification provided by this Agreement shall continue as to the Executive Officer even though he or she may have ceased to be an executive and shall inure to the benefit of the heirs and personal representatives of the Executive Officer.

     Partial Indemnification. If the Executive Officer is entitled under any provision of this Agreement to indemnification by the Company for a portion of the Expenses, judgments, fines or penalties actually and reasonably incurred by him or her in any Proceeding but not, however, for the total amount thereof, the Company shall nevertheless indemnify the Executive Officer for the portion of such Expenses, judgments, fines or penalties to which the Executive Officer is entitled.

     Maintenance of Liability Insurance.

     a. The Company hereby covenants and agrees that, as long as the Executive Officer continues to serve as an executive of the Company and thereafter as long as the Executive Officer may be subject to any Proceeding, the Company, subject to subsection 11(c) below, shall maintain in full force and effect Directors' and Officers' liability insurance ("D&O Insurance") in reasonable amounts from established and reputable insurers.

     b. In all D&O Insurance policies, the Executive Officer shall be named as an insured in such a manner as to provide the Executive Officer the same rights and benefits as are accorded to the most favorably insured of the Company's directors and officers.

     c. Notwithstanding the foregoing, the Company shall have no obligation to obtain or maintain D&O Insurance if the Company determines in good faith that such insurance is not reasonably available, the premium costs for such insurance are disproportionate to the amount of coverage provided, the coverage provided by such insurance is so limited by exclusions that it provides an insufficient benefit, or the Executive Officer is covered by similar insurance maintained by a subsidiary of the Company.

     Savings Clause. If this Agreement or any portion hereof is invalidated on any ground by any court of competent jurisdiction, the Company shall nevertheless indemnify the Executive Officer to the extent permitted by any applicable portion of this Agreement that has not been invalidated or by any other applicable law.

     Notice. The Executive Officer shall, as a condition precedent to his or her right to be indemnified under this Agreement, give to the Company notice in writing as soon as practicable of any Proceeding for which indemnity will or could be sought under this Agreement. Notice to the Company shall be directed to TriCo Bancshares, 63 Constitution Drive, Chico, California 95973, Attn: Chairman of the Board (or such other address as the Company shall designate in writing to the Executive Officer). Notice shall be deemed received three days after the date postmarked if sent by prepaid mail, properly addressed. In addition, the Executive Officer shall give the Company such information and cooperation as it may reasonably require and as shall be within the Executive Officer's power.

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

     Amendments. No amendment, waiver, modification, termination or cancellation of this Agreement shall be effective unless in writing signed by both parties hereto. The indemnification rights afforded to the Executive Officer hereby are contract rights and may not be diminished, eliminated or otherwise affected by amendments to the Articles of Incorporation or Bylaws of the Company or by other agreements.

     Survival of Company's Obligations. The obligations hereunder shall survive all the following to the extent not prohibited by applicable law:

     a. The Executive Officer's resignation or removal from office for any reason.

     b.   A change in control of the Company.

     c. The merger, reorganization, sale of assets, dissolution, liquidation or conversion of the Company.

     d.   The bankruptcy or insolvency of the Company.

     e.   Any amendment of the Company's Articles of Incorporation or Bylaws.

     f. Any action by a state or federal banking agency including, without limitation, the California Department of Financial Institutions, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation to liquidate or place in receivership the Company or any of its assets or subsidiaries.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the date first above written.



                          EXECUTIVE OFFICER


                          ------------------------------------------------------
                          Print Name:
                          Title:


                          TRICO BANCSHARES, a California corporation


                          By:
                             ---------------------------------------------------
                          Title: Chairman of the Board

Exhibit 11.1

TRICO BANCSHARES

Computation of Earnings Per Share on Common and Common Equivalent Shares and on Common Shares Assuming Full Dilution

                                              For the               For the
                                            three months           six months
                                           ended June 30,        ended June 30,
(In thousands, except per share data)     2004        2003      2004        2003
                                        ----------------------------------------
Weighted average number of common
    shares outstanding - basic           15,640      15,592    15,628     14,868

Add exercise of options reduced by the
    number of shares that could have
    been purchased with the proceeds
    of such exercise                        575         450       586        448
                                        ----------------------------------------
Weighted average number of common
    shares outstanding - diluted         16,215      16,042    16,214     15,316
                                        ========================================

Net income                               $4,847      $4,254    $9,624     $7,867

Basic earnings per share                  $0.31       $0.27     $0.62      $0.53

Diluted earnings per share                $0.30       $0.27     $0.59      $0.51

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



Date: August 3, 2004                    /s/ Richard P. Smith
                                        ----------------------------------------
                                        Richard P. Smith
                                        President and Chief Executive Officer

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



Date: August 3, 2004                    /s/ Thomas J. Reddish
                                        ----------------------------------------
                                        Thomas J. Reddish
                                        Executive Vice President and
                                        Chief Financial Officer

Exhibit 32.1

Section 1350 Certification of CEO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Exhibit 32.2

Section 1350 Certification of CFO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Reddish, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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