Form 10-Q
period 2004-09-30
TRICO BANCSHARES /
filed 2004-11-05
CIK 356171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2004              Commission file number 0-10661
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

                             Yes  X        No
                                -----        -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes  X        No
                                -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class:  Common stock, no par value

Outstanding shares as of October 26, 2004:  15,702,317

                                TABLE OF CONTENTS

                                                                            Page

Forward Looking Statements                                                    1

PART I - FINANCIAL INFORMATION                                                2

  Item 1 - Financial Statements                                               2

    Notes to Unaudited Condensed Consolidated Financial Statements            6

    Financial Summary                                                        12

  Item 2 - Management's Discussion and Analysis of Financial                 13
             Condition and Results of Operations

  Item 3 - Quantitative and Qualitative Disclosure about Market Risk         27

  Item 4 - Controls and Procedures                                           28

PART II - OTHER INFORMATION                                                  29

  Item 1 - Legal Proceedings                                                 29

  Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds       29

  Item 6 - Exhibits                                                          29

  Signatures                                                                 32

  Exhibits                                                                   33

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



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                TRICO BANCSHARES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                                  (Unaudited)
                                                               At September 30,           At December 31,
                                                            2004              2003             2003
                                                      -------------------------------   -----------------
Assets:
     Cash and due from banks                              $64,318           $66,747          $80,603
     Federal funds sold                                         -             1,900              326
         Cash and cash equivalents                         64,318            68,647           80,929
                                                      -------------------------------   -----------------
     Investment securities available for sale             292,966           350,941          316,436
     Loans
         Commercial                                       151,998           152,477          142,252
         Consumer                                         384,560           297,186          319,029
         Real estate mortgages                            527,808           420,312          458,369
         Real estate construction                          62,057            60,066           61,591
                                                      -------------------------------   -----------------
         Total loans                                    1,126,423           930,041          981,241
     Allowance for loan losses                            (16,216)          (13,460)         (13,773)
                                                      -------------------------------   -----------------
         Loans, net of allowance for loan losses        1,110,207           916,581          967,468
     Premises and equipment, net                           20,118            19,787           19,521
     Cash value of life insurance                          40,196            38,644           38,980
     Other real estate owned                                    -             1,545              932
     Accrued interest receivable                            6,177             6,152            6,027
     Goodwill and other intangible assets                  20,589            21,992           21,604
     Other assets                                          18,926            16,914           16,858
                                                      -------------------------------   -----------------
         Total Assets                                  $1,573,497        $1,441,203       $1,468,755
                                                      ===============================   =================
Liabilities:
     Deposits:
         Noninterest-bearing demand                      $298,319          $267,148         $298,462
         Interest-bearing demand                          224,619           211,219          220,875
         Savings                                          474,345           426,340          441,461
         Time certificates, $100,000 and over             106,305            99,574           94,500
         Other time certificates                          188,553           191,571          181,525
                                                      -------------------------------   -----------------
         Total deposits                                 1,292,141         1,195,852        1,236,823
     Federal funds purchased                               57,300            55,700           39,500
     Accrued interest payable                               2,706             2,556            2,638
     Other liabilities                                     17,265            18,756           18,328
     Other borrowings                                      27,159            22,894           22,887
     Junior subordinated debt                              41,238            20,619           20,619
                                                      -------------------------------   -----------------
         Total Liabilities                              1,437,809         1,316,377        1,340,795
                                                      -------------------------------   -----------------
Shareholders' Equity:
     Authorized - 50,000,000 shares of common stock Issued and outstanding:
         15,698,000 at September 30, 2004                  70,375
         15,692,000 at September 30, 2003                                    69,875
         15,668,000 at December 31, 2003                                                      69,767
     Retained earnings                                     64,158            53,728           56,379
     Accumulated other comprehensive income, net            1,155             1,223            1,814
                                                      -------------------------------   -----------------
         Total Shareholders' Equity                       135,688           124,826          127,960
                                                      -------------------------------   -----------------
Total Liabilities and Shareholders' Equity             $1,573,497        $1,441,203       $1,468,755
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
                      (In thousands, except per share data)
                                   (Unaudited)

                                              Three months ended September 30,Nine months ended September 30,
                                                    2004            2003         2004            2003
                                               --------------------------------------------------------
Interest Income:
     Interest and fees on loans                  $18,867         $16,228       $53,157          $43,930
     Interest on federal funds sold                    1              25            12              127
     Interest on investment securities
       available for sale
        Taxable                                    2,651           2,389         8,010            8,072
        Tax exempt                                   432             463         1,312            1,486
                                               --------------------------------------------------------
        Total interest income                     21,951          19,105        62,491           53,615
                                               --------------------------------------------------------
Interest Expense:
     Interest on interest-bearing demand deposits    107             137           312              387
     Interest on savings                             805             893         2,569            2,519
     Interest on time certificates of deposit      1,585           1,771         4,452            5,753
     Interest on Federal funds purchased             221              38           405              101
     Interest on other borrowings                    327             325           967              964
     Interest on junior subordinated debt            449             141           890              141
                                               --------------------------------------------------------
       Total interest expense                      3,494           3,305         9,595            9,865
                                               --------------------------------------------------------
Net Interest Income                               18,457          15,800        52,896           43,750
                                               --------------------------------------------------------
Provision for loan losses                          1,300             150         3,250              450
                                               --------------------------------------------------------
Net Interest Income After Provision for
     Loan Losses                                  17,157          15,650        49,646           43,300
                                               --------------------------------------------------------
Noninterest Income:
     Service charges and fees                      4,434           3,118        13,427           10,602
     Gain on sale of investments                       -              97             -              197
     Gain on sale of loans                           258             936         1,316            3,388
     Commissions on sale of non-deposit
       investment products                           578             396         1,707            1,305
     Other                                         1,091             659         2,608            1,664
                                               --------------------------------------------------------
     Total Noninterest Income                      6,361           5,206        19,058           17,156
                                               --------------------------------------------------------
Noninterest Expense:
     Salaries and related benefits                 8,319           7,460        24,926           21,973
     Other                                         6,770           6,589        19,921           19,095
                                               --------------------------------------------------------
     Total Noninterest Expense                    15,089          14,049        44,847           41,068
                                               --------------------------------------------------------
Income Before Income Taxes                         8,429           6,807        23,857           19,388

     Provision for income taxes                    3,226           2,469         9,030            7,183
                                               --------------------------------------------------------
Net Income                                         5,203           4,338        14,827           12,205
                                               --------------------------------------------------------
Comprehensive Income:
     Change in unrealized gain (loss) on
        securities available for sale, net         3,139          (2,210)         (659)          (1,080)
                                               --------------------------------------------------------
Comprehensive Income                              $8,342          $2,128       $14,168          $11,125
                                               ========================================================
Average Shares Outstanding                        15,672          15,700        15,643           15,144
Diluted Average Shares Outstanding                16,247          16,190        16,225           15,578
Per Share Data
     Basic Earnings                                $0.33           $0.28         $0.95            $0.81
     Diluted Earnings                              $0.32           $0.27         $0.91            $0.78
     Dividends Paid                                $0.11           $0.10         $0.32            $0.30


Share and per share data for all periods have been adjusted to reflect the 2-for-1 stock split paid on April 30, 2004. See accompanying notes to unaudited condensed consolidated financial statements

                                TRICO BANCSHARES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (In thousands, unaudited)
                                                       Accumulated
                                                          Other
                                   Common   Retained   Comprehensive
                                   Stock    Earnings  Income (Loss), net  Total
                                 -----------------------------------------------
Balance, December 31, 2002        $50,472    $46,239      $2,303        $99,014
  Net income for the period                   12,205                     12,205
  Stock issued, including
    stock option tax benefits      18,459                                18,459
  Exercise of stock options,
    including tax benefits          1,016                                 1,016
  Repurchase of common stock          (72)      (157)                      (229)
  Dividends                                   (4,559)                    (4,559)
  Unrealized loss on securities
    available for sale, net                               (1,080)        (1,080)
                                 -----------------------------------------------
Balance September 30, 2003        $69,875    $53,728      $1,223       $124,826
                                 ===============================================

Balance, December 31, 2003        $69,767    $56,379      $1,814       $127,960
  Net income for the period                   14,827                     14,827
  Exercise of stock options,
    including tax benefits          1,354                                 1,354
Repurchase of common stock           (746)    (2,047)                    (2,793)
  Dividends                                   (5,001)                    (5,001)
  Unrealized loss on securities
    available for sale, net                                 (659)          (659)
                                 -----------------------------------------------
Balance September 30, 2004        $70,375    $64,158      $1,155       $135,688
                                 ===============================================


See accompanying notes to unaudited condensed consolidated financial statements



                                TRICO BANCSHARES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)
                                                                       For the nine months
                                                                       ended September 30,
                                                                     2004               2003
                                                                 -------------------------------
Operating Activities:
   Net income                                                      $14,827             $12,205
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization of property and equipment       2,431               2,108
       Amortization of intangible assets                             1,016                 877
       Provision for loan losses                                     3,250                 450
       Amortization of investment securities premium, net            1,448               2,920
       Investment security gains net                                     -                (197)
       Originations of loans for resale                            (70,670)           (147,602)
       Proceeds from sale of loans originated for resale            71,352             149,355
       Gain on sale of loans                                        (1,316)             (3,388)
       Amortization of mortgage servicing rights                       562               1,042
       (Reduction of) provision for mortgage servicing
         rights valuation allowance                                   (600)                600
       Gain on sale of other real estate owned                        (566)                (60)
       Gain on sale of fixed assets                                    (20)                 (3)
       Change in assets and liabilities:
         (Increase) decrease in interest receivable                   (150)                 34
         Increase (decrease) in interest payable                        68                (445)
         (Increase) decrease in other assets and liabilities        (3,384)                987
                                                                 -------------------------------
Net Cash Provided by Operating Activities                           18,248              18,883
                                                                 -------------------------------
Investing Activities:
   Net cash obtained in mergers and acquisitions                         -               7,450
   Proceeds from maturities of securities available-for-sale        62,476             170,120
   Proceeds from sale of securities available-for-sale                   -              22,320
   Purchases of securities available-for-sale                      (41,515)           (169,113)
   Net increase in loans                                          (145,989)           (168,329)
   Proceeds from sale of premises and equipment                        541                  15
   Purchases of property and equipment                              (3,210)             (2,191)
   Proceeds from sale of other real estate owned                     1,490                  60
   Purchase of life insurance                                            -             (22,475)
                                                                 -------------------------------
Net Cash Used by Investing Activities                             (126,207)           (162,143)
                                                                 -------------------------------
Financing Activities:
   Net increase in deposits                                         55,318              64,566
   Net increase in Federal funds purchased                          17,800              55,700
   Net increase (decrease) in other borrowings                       4,272                 (30)
   Issuance of junior subordinated debt                             20,619              20,619
   Repurchase of Common Stock                                       (2,793)               (229)
   Dividends paid                                                   (5,001)             (4,559)
   Exercise of stock options/issuance of Common Stock                1,133                 570
                                                                 -------------------------------
Net Cash Provided by Financing Activities                           91,348             136,637
                                                                 -------------------------------
Net Decrease in Cash and Cash Equivalents                          (16,611)             (6,623)
                                                                 -------------------------------
Cash and Cash Equivalents and Beginning of Period                   80,929              75,270
                                                                 -------------------------------
Cash and Cash Equivalents at End of Period                         $64,318             $68,647
                                                                 ===============================
Supplemental Disclosure of Noncash Activities:
   Unrealized loss on securities available for sale                ($1,061)            ($1,930)
   Loans transferred to other real estate owned                          -                $613
Supplemental Disclosure of Cash Flow Activity:
   Cash paid for interest expense                                   $9,527             $10,236
   Cash paid for income taxes                                      $11,030              $4,810
   Income tax benefit from stock option exercises                     $221                $446
The acquisition of North State National Bank
   Involved the following:
   Common stock issued                                                                 $18,459
   Liabilities assumed                                                                $126,722
   Fair value of assets acquired, other than cash
     and cash equivalents                                                            ($118,905)
   Core deposit intangible                                                             ($3,365)
   Goodwill                                                                           ($15,461)
   Net cash and cash equivalents received                                               $7,450


See accompanying notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: General Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented. The interim results for the three and nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

Investment Securities

The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. During the nine months ended September 30, 2004 and throughout 2003, the Company did not have any securities classified as either held-to-maturity or trading. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of other comprehensive income in shareholders' equity until realized.

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold substantially all of its conforming long-term residential mortgage loans originated during nine months ended September 30, 2004 for cash proceeds equal to the fair value of the loans.

The following table summarizes the Company's mortgage servicing rights assets as of September 30, 2004 and December 31, 2003.

                                 December 31,                          Sept. 30,
   (Dollars in thousands)            2003     Additions   Reductions     2004
                                 -----------------------------------------------
   Mortgage servicing rights        $3,413      $634         ($562)     $3,485
   Valuation allowance                (600)        -           600           -
                                 -----------------------------------------------
    Mortgage servicing rights, net
        of valuation allowance      $2,813      $634           $38      $3,485
                                 ===============================================

The recorded value of mortgage servicing rights is included in other assets, and is amortized in proportion to, and over the period of, estimated net servicing revenues. The Company assesses capitalized mortgage servicing rights for impairment based upon the fair value of those rights at each reporting date. For purposes of measuring impairment, the rights are stratified based upon the product type, term and interest rates. Fair value is determined by discounting estimated net future cash flows from mortgage servicing activities using discount rates that approximate current market rates and estimated prepayment rates, among other assumptions. The amount of impairment recognized, if any, is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value. Impairment, if any, is recognized through a valuation allowance for each individual stratum. At September 30, 2004, the Company had no mortgage loans held for sale. At September 30, 2004 and December 31, 2003, the Company serviced real estate mortgage loans for others of $371 million and $357 million, respectively.

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

The following table summarizes the Company's goodwill intangible as of September 30, 2004 and December 31, 2003.

                                  December 31,                         Sept. 30,
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

The following table summarizes the Company's core deposit intangible as of September 30, 2004 and December 31, 2003.

                                  December 31,                         Sept. 30,
  (Dollar in Thousands)              2003      Additions   Reductions    2004
                                  ----------------------------------------------
   Core deposit intangibles        $13,643            -           -     $13,643
   Accumulated amortization         (7,843)     ($1,016)          -      (8,859)
   Core deposit intangibles, net    $5,800      ($1,016)          -      $4,784

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

The  following  table  summarizes  the  Company's   minimum  pension   liability
intangible as of September 30, 2004 and December 31, 2003.

                                  December 31,                         Sept. 30,
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

Had compensation cost for the Company's option plans been determined in accordance with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:



                                           Three Months Ended Sept. 30,     Nine Months Ended Sept. 30,
(in thousands, except per share amounts)      2004             2003           2004             2003
                                              ----             ----           ----             ----
Net income                   As reported     $5,203           $4,338        $14,827          $12,205
                               Pro forma     $5,101           $4,271        $14,458          $12,030
Basic earnings per share     As reported      $0.33            $0.28          $0.95            $0.81
                               Pro forma      $0.33            $0.27          $0.92            $0.79
Diluted earnings per share   As reported      $0.32            $0.27          $0.91            $0.78
                               Pro forma      $0.31            $0.26          $0.89            $0.77
Stock-based employee compensation
   cost, net of related tax effects,
   included in net income    As reported         $0               $0             $0               $0
                               Pro forma       $102              $67           $369             $175


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

The following table sets forth the net periodic benefit cost recognized for the plans:

                                                                Three Months         Nine Months
                                                            Ended September 30,  Ended September 30,
(in thousands)                                                2004       2003       2004     2003
                                                              ----       ----       ----     ----
Net pension cost included the following components:
Service cost-benefits earned during the period                 $76        $31       $227      $94
Interest cost on projected benefit obligation                  123        105        371      314
Amortization of net obligation at transition                     3          9          8       27
Amortization of prior service cost                              27         20         81       60
Recognized net actuarial loss                                   27         38         82      115
                                                              -----------------------------------
Net periodic pension cost                                     $256       $203       $769     $610
                                                              ===================================


During the nine months ended September 30, 2004, the Company contributed and paid out as benefits $378,000 to participants under the plans. For the year ending December 31, 2004, the Company expects to contribute and pay out as benefits $490,000 to participants under the plans.

Based on the current circumstances, and the establishment of the plans noted above, the Company currently estimates net periodic pension cost for the year ending December 31, 2004 will be approximately $1,026,000 compared to $812,000 and $738,000 that was recorded for the years ended December 31, 2003 and 2002, respectively.

Comprehensive Income

For the Company, comprehensive income includes net income reported on the statement of income and comprehensive income, changes in the fair value of its available-for-sale investments, and changes in the minimum pension liability reported as a component of shareholders' equity.

The changes in the components of accumulated other comprehensive income for the nine months ended September 30, 2004 and 2003 are reported as follows:

                                          Nine Months Ended Sept. 30,
                                             2004             2003
                                         -----------------------------

Unrealized Gain on Securities                    (in thousands)

Beginning Balance                           $2,519           $3,048
Unrealized loss arising during the
  period, net of tax                          (659)          (1,080)
                                         -----------------------------
Ending Balance                              $1,860           $1,968
                                         =============================
Minimum Pension Liability
Beginning Balance                            ($705)           ($745)
Change in minimum pension liability,
  net of tax                                     -                -
                                         -----------------------------
Ending Balance                               ($705)           ($745)
                                         =============================
Total accumulated other comprehensive
  income, net                               $1,155           $1,223
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



                                TRICO BANCSHARES
                                Financial Summary
                (dollars in thousands, except per share amounts)

                                                           (Unaudited)                  (Unaudited)
                                                       Three months ended            Nine months ended
                                                            Sept. 30,                     Sept. 30,
                                                ------------------------------------------------------------
                                                      2004              2003        2004           2003

Net Interest Income (FTE)                           $18,712          $16,069     $53,670         $44,612
Provision for loan losses                            (1,300)            (150)     (3,250)           (450)
Noninterest income                                    6,361            5,206      19,058          17,156
Noninterest expense                                 (15,089)         (14,049)    (44,847)        (41,068)
Provision for income taxes (FTE)                     (3,481)          (2,738)     (9,804)         (8,045)

Net income                                           $5,203           $4,338     $14,827         $12,205


Average shares outstanding                           15,672           15,700      15,643          15,144
Diluted average shares outstanding                   16,247           16,190      16,225          15,578
Shares outstanding at period end                     15,698           15,692      15,698          15,692

As Reported:
   Basic earnings per share                           $0.33            $0.28       $0.95           $0.81
   Diluted earnings per share                         $0.32            $0.27       $0.91           $0.78
   Return on assets                                   1.34%            1.25%       1.32%           1.26%
   Return on equity                                  15.57%           14.09%      15.12%          14.07%
   Net interest margin (FTE)                          5.35%            5.24%       5.32%           5.14%
   Net loan charge-offs to average loans              0.22%            0.07%       0.10%           0.39%
   Efficiency ratio (FTE)                            60.18%           66.04%      61.66%          66.49%

Average Balances:
   Total assets                                  $1,552,743       $1,384,672  $1,499,944      $1,291,693
   Earning assets                                 1,399,342        1,226,453   1,344,353       1,156,837
   Total loans                                    1,098,442          876,068   1,033,247         786,341
   Total deposits                                 1,275,599        1,185,059   1,253,381       1,112,111
   Shareholders' equity                            $133,628         $123,168    $130,763        $115,666

Balances at Period End:
   Total assets                                  $1,573,497       $1,441,203
   Earning assets                                 1,419,389        1,282,882
   Total loans                                    1,126,423          930,041
   Total deposits                                 1,292,141        1,195,852
   Shareholders' equity                            $135,688         $124,826

Financial Ratios at Period End:
   Allowance for loan losses to loans                 1.44%            1.45%
   Book value per share                               $8.64            $7.95
   Tangible book value per share                      $7.33            $6.55
   Equity to assets                                   8.62%            8.66%
   Total capital to risk assets                      12.36%           11.73%

Dividends Paid Per Share                              $0.11            $0.10       $0.32           $0.30
Dividend Payout Ratio                                33.17%           37.04%      33.73%          38.22%


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

Results of Operations

The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company's financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto.

The Company had quarterly earnings of $5,203,000, or $0.32 per diluted share, for the three months ended September 30, 2004. These results represent an 18.5% increase from the $0.27 earnings per diluted share reported for the three months ended September 30, 2003 on earnings of $4,338,000. The improvement in results from the year-ago quarter was due to a $2,643,000 (16.4%) increase in fully tax-equivalent net interest income to $18,712,000, and a $1,155,000 (22.2%) increase in noninterest income to $6,361,000. These contributing factors were offset by a $1,150,000 increase in provision for loan losses to $1,300,000 and a $1,040,000 (7.4%) increase in noninterest expense to $15,089,000 for the quarter ended September 30, 2004. The Company reported earnings of $14,827,000, or $0.91 per diluted share, for the nine months ended September 30, 2004. These results represent a 16.7% increase from the $0.78 earnings per diluted share reported for the nine months ended September 30, 2003 on earnings of $12,205,000. The improvement in results from the year-ago period was due to a $9,058,000 (20.3%) increase in fully tax-equivalent net interest income to $53,670,000, and a
$1,902,000 (11.1%) increase in noninterest income to $19,058,000. These contributing factors were offset by a $2,800,000 increase in provision for loan losses to $3,250,000 and a 3,779,000 (9.2%) increase in noninterest expense to $44,847,000 for the nine months ended September 30, 2004.

Following is a summary of the components of fully taxable equivalent ("FTE") net income for the periods indicated (dollars in thousands):

                                    Three months ended        Nine months ended
                                         Sept. 30,                 Sept. 30,
                                ------------------------------------------------
                                   2004           2003       2004         2003
                                ------------------------------------------------
Net Interest Income (FTE)        $18,712        $16,069    $53,670      $44,612
Provision for loan losses         (1,300)          (150)    (3,250)        (450)
Noninterest income                 6,361          5,206     19,058       17,156
Noninterest expense              (15,089)       (14,049)   (44,847)     (41,068)
Provision for income taxes (FTE)  (3,481)        (2,738)    (9,804)      (8,045)
                                ------------------------------------------------
Net income                        $5,203         $4,338    $14,827      $12,205
                                ================================================

Net income for the third quarter of 2004 was $865,000 (19.9%) more than for the same quarter of 2003. An increase in fully taxable equivalent net interest income (up $2,643,000 or 16.4%), and an increase in noninterest income (up $1,155,000 or 22.2%) more than offset an increase in the provision for loan losses (up $1,150,000) and an increase in noninterest expenses (up $1,040,000 or 7.4%). The increase in net interest income (FTE) was due to an increase in average balance of interest-earning assets (up $172,889,000 or 14.1%) and an 11 basis point increase in net interest margin. The increase in noninterest income was mainly due to an increase in service charges on deposit accounts (up $191,000 or 6.0%), the absence of a provision for mortgage servicing rights compared to a provision of $600,000 in the year-ago quarter, and a $384,000 gain on sale of other real estate owned in the most recent quarter; all of which were partially offset by a decrease in gain on sale of loans (down $678,000 or 72.4%). The increase in provision for loan losses was mainly due to loan growth as loan quality remains high and loan charge-offs were low to moderate in the most recent quarter. The increase in noninterest expense was mainly due to an increase in salary and benefit expense (up $859,000 or 11.5% to $8,319,000). The increase in salary and benefits expense was mainly due to the opening of de-novo branches in Roseville (November 2003), Folsom (December 2003), and Turlock (April 2004), and regular salary increases. Other noninterest expense also increased (up $181,000 or 2.7% to $6,770,000). The increase in other noninterest expense was to due to the new branches noted above, and general price increases.

Net income for the nine months ended September 30, 2004 was $2,622,000 (21.5%) more than for the same period of 2003. An increase in fully taxable equivalent net interest income (up $9,058,000 or 20.3%), and an increase in noninterest income (up $1,902,000 or 11.1%), more than offset increases in the provision for loan losses (up $2,800,000) and noninterest expenses (up $3,779,000 or 9.2%). The increase in net interest income (FTE) was due to an increase in average balance of interest-earning assets (up $187,516,000 or 16.2%) and an 18 basis point increase in net interest margin (FTE). The increase in noninterest income was mainly due to an increase in service charges on deposit accounts (up $747,000 or 8.1%), a $600,000 recovery of a mortgage servicing valuation allowance compared to a provision of $600,000 in the year-ago period, and a $566,000 gain on sale of other real estate owned compared to $60,000 in the year-ago period; all of which were partially offset by a decrease in gain on sale of loans (down $2,072,000 or 61.2%). The increase in provision for loan losses was mainly due to loan growth as loan quality remains high and loan charge-offs were low to in the nine months ended September 30, 2004. The increase in noninterest expense was mainly due to an increase in salary and benefit expense (up $2,953,000 or 13.4% to $24,926,000). The increase in salary and benefits expense was mainly due to the opening of de-novo branches in Roseville (November 2003), Folsom (December 2003), and Turlock (April 2004), and regular salary increases. Other noninterest expense also increased (up $826,000 or 4.3% to $19,921,000). The increase in other noninterest expense was to due to the new branches noted above, and general price increases.

Net Interest Income

Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):


                                             Three months ended             Nine months ended
                                                September 30,                 September 30,
                                         -------------------------------------------------------
                                              2004         2003            2004         2003
                                         -------------------------------------------------------
     Interest income                        $21,951      $19,105          $62,491      $53,615
     Interest expense                        (3,494)      (3,305)          (9,595)      (9,865)
     FTE adjustment                             255          269              774          862
                                         -------------------------------------------------------
        Net interest income (FTE)           $18,712      $16,069          $53,670      $44,612
                                         =======================================================
     Average earning assets              $1,399,342   $1,226,453       $1,344,353   $1,156,837

     Net interest margin (FTE)                5.35%        5.24%            5.32%        5.14%


The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) during the third quarter of 2004 increased $2,643,000 (16.4%) from the same period in 2003 to $18,712,000. The increase in net interest income (FTE) was due to an increase in average balance of earning assets (up $172,889,000 or 14.1% to $1,399,342,000) and an 11 basis point increase in net interest margin (FTE).

Net interest income (FTE) during the first nine months of 2004 increased $9,058,000 (20.3%) from the same period in 2003 to $53,670,000. The increase in net interest income (FTE) was due to an increase in average balance of earning assets (up $187,516,000 or 16.2% to $1,344,353,000) and an 18 basis point increase in net interest margin (FTE).

Interest Income

Interest income (FTE) for the third quarter of 2004 increased $2,832,000 (14.6%) from the third quarter of 2003. The increase was the net effect of higher average interest-earning assets (up $172,889,000 or 14.1% to $1,399,342,000) and a 3 basis point increase in the yield on those average earning assets to 6.35%. The growth in interest-earning assets was the result of growth in average loan balances of $222,374,000 (25.4%) to $1,098,442,000 offset by a decrease in average investment and Federal funds balances totaling $49,485,000 (14.1%) to $300,900,000. The average yield on the Company's earning assets increased to 6.35% from 6.32% in the year-ago quarter. This increase in yield on total earning assets was the result of a 54 basis point decrease in loan yields (reflective of general interest rate markets during much of the twelve months ended September 30, 2004) that was offset by a change in mix of average earnings assets towards more loans and less investments and Federal funds sold.

Interest income (FTE) for the nine months ended September 30, 2004 increased $8,788,000 (16.1%) from the same period of 2003. The increase was the net effect of higher average interest-earning assets (up $187,516,000 or 16.2% to $1,344,353,000) that was partially offset by a 1 basis point decrease in the yield on those average earning assets to 6.27%. The growth in interest-earning assets was the result of growth in average loan balances of $246,906,000 (31.4%) to $1,033,247,000 offset by a decrease in average investment and Federal funds balances totaling $59,390,000 (16.0%) to $311,106,000. The average yield on the Company's earning assets decreased to 6.27% from 6.28% for the nine months ended September 30, 2004. This decrease in yield on total earning assets was the result of a 59 basis point decrease in loan yields (reflective of general interest rate markets during much of the twelve months ended September 30, 2004) that was offset by a change in mix of average earnings assets towards more loans and less investments and Federal funds sold.

Interest Expense

Interest expense increased $189,000 (5.7%) to $3,494,000 in the third quarter of 2004 compared to $3,305,000 in the year-ago quarter. The average balance of interest-bearing liabilities increased $143,669,000 (14.8%) to $1,115,672,000 in the third quarter of 2004 compared to $972,003,000 in the year-ago quarter. The increase in interest-bearing liabilities was concentrated in the lower earning interest-bearing demand deposits (up $17,655,000 or 8.2%), savings deposits (up $69,706,000 or 17.2%), and Federal funds purchased (up $43,484,000 or 315%). The average balance of the higher earning time deposits decreased $15,444,000 (5.1%) from the year-ago quarter. In addition, the average balance of noninterest-bearing deposits increased $18,623,000 (7.1%) from the year-ago quarter. The average balance of junior subordinated debt was $38,664,000 and $13,560,000 for the quarters ended September 30, 2004 and 2003, respectively. The average rate paid for all deposit categories of interest-bearing liabilities decreased from the average rate paid in the year-ago quarter as a result of deposit market interest rate decreases. Increases in the rates paid for Federal funds purchased and junior subordinated debt are due to recent increases in short-term borrowing rates. Overall, the average rate paid for interest-bearing liabilities decreased 11 basis points to 1.25% in the quarter ended September 30, 2004 compared to 1.36% in the quarter ended September 30, 2003.

Interest expense decreased $270,000 (2.7%) to $9,595,000 for the nine months ended September 30, 2004 compared to $9,865,000 in the year-ago period. The average balance of interest-bearing liabilities increased $158,273 (17.3%) to $1,072,953,000 for the nine months ended September 30, 2004 compared to $914,716,000 in the year-ago period. The increase in interest-bearing liabilities was concentrated in the lower earning interest-bearing demand deposits (up $23,787,000 or 11.6%), and savings deposits (up $108,468,000 or 29.6%). The average balance of the higher earning time deposits was down $28,933,000 (9.5%) from the year-ago period. In addition, for the nine months ended September 30, 2004, the average balance of noninterest-bearing deposits increased $37,948,000 (16.1%) from the year-ago period, and the average balance of Federal funds purchased was $42,202,000 in the nine months ended September 30, 2004 compared to $11,142,000 in the year-ago nine month period. The average balance of junior subordinated debt was $27,333,000 in the nine-month period ended September 30, 2004 compared to $4,519,000 in the year-ago nine-month period. The average rate paid for all deposit categories of interest-bearing liabilities decreased from the average rate paid in the year-ago nine-month period as a result of deposit market interest rate decreases. Increases in the rates paid for Federal funds purchased and junior subordinated debt are due to recent increases in short-term borrowing rates. Overall, the average rate paid for interest-bearing liabilities decreased 25 basis points to 1.19% in the nine months ended September 30, 2004 compared to 1.44% in the nine months ended September 30, 2003.

Net Interest Margin (FTE)

The following table summarizes the components of the Company's net interest margin for the periods indicated:

                                   Three months ended          Nine months ended
                                        Sept. 30,                  Sept. 30,
                                   ---------------------------------------------
                                    2004         2003         2004         2003
                                   ---------------------------------------------
Yield on earning assets             6.35%        6.32%        6.27%        6.28%
Rate paid on interest-bearing
     Liabilities                    1.25%        1.36%        1.19%        1.44%
                                   ---------------------------------------------
     Net interest spread            5.10%        4.96%        5.08%        4.84%
Impact of all other net
     noninterest-bearing funds      0.25%        0.28%        0.24%        0.30%
                                   ---------------------------------------------
        Net interest margin         5.35%        5.24%        5.32%        5.14%
                                   =============================================

Net interest margin in the third quarter of 2004 increased 11 basis points compared to the third quarter of 2003. Net interest margin for the nine months ended September 30, 2004 increased 18 basis points compared to the nine months ended September 30, 2003. During the second half of 2003 and the first half of 2004, the Company was able to decrease the rates it paid on interest-bearing deposits and manage the mix of assets and liabilities to offset the effect of decreasing loan yields during this time, and maintain a relatively flat and high net interest margin. During the third quarter of 2004, short-term market interest rates began to rise which resulted in slight increases in both loan yields and rates paid on interest bearing liabilities, the net effect of which was a slight (8 basis point) increase in net interest margin when compared to the second quarter of 2004.

Summary of Average Balances, Yields/Rates and Interest Differential

The following tables present, for the periods indicated, information regarding the Company's consolidated average assets, liabilities and shareholders' equity, the amounts of interest income (FTE) from average earning assets and resulting yields, and the amount of interest expense paid on interest-bearing liabilities. Average loan balances include nonperforming loans. Interest income(FTE) includes proceeds from loans on nonaccrual loans only to the extent cash payments have been received and applied to interest income. Yields on securities have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the current statutory tax rate (dollars in thousands).


                                                          For the three months ended
                                       ----------------------------------------------------------------
                                            September 30, 2004                 September 30, 2003
                                       -----------------------------     ------------------------------
                                                   Interest    Rates               Interest    Rates
                                         Average   Income/    Earned     Average   Income/    Earned
                                         Balance   Expense     Paid      Balance   Expense     Paid
                                       -----------------------------     ------------------------------
Assets:
Loans                                  $1,098,442  $18,867    6.87%       $876,068 $16,228     7.41%
Investment securities - taxable           266,714    2,651    3.98%        301,784   2,389     3.17%
Investment securities - nontaxable         33,821      687    8.13%         37,468     732     7.81%
Federal funds sold                            365        1    1.10%         11,133      25     0.90%
                                       -----------------------------    -------------------------------
Total earning assets                    1,399,342   22,206    6.35%      1,226,453  19,374     6.32%
Other assets                              153,401  --------                158,219 --------
                                       ----------                       ----------
Total assets                           $1,552,743                       $1,384,672
                                       ==========                       ==========
Liabilities and shareholders' equity:
Interest-bearing demand deposits         $231,914      107    0.18%       $214,259     137     0.26%
Savings deposits                          475,045      805    0.68%        405,339     893     0.88%
Time deposits                             286,677    1,585    2.21%        302,121   1,771     2.34%
Federal funds purchased                    57,310      221    1.54%         13,826      38     1.10%
Other borrowings                           26,062      327    5.02%         22,898     325     5.68%
Junior subordinated debt                   38,664      449    4.65%         13,560     141     4.16%
                                       -----------------------------    -------------------------------
Total interest-bearing liabilities      1,115,672    3,494    1.25%        972,003   3,305     1.36%
Noninterest-bearing deposits              281,963  --------                263,340 --------
Other liabilities                          21,480                          26,161
Shareholders' equity                      133,628                         123,168
                                       ----------                       ----------
Total liabilities and shareholders'
  equity                               $1,552,743                       $1,384,672
                                       ==========                       ==========
Net interest spread(1)                                        5.10%                            4.96%
Net interest income and interest margin(2)         $18,712    5.35%                $16,069     5.24%
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


                                                           For the nine months ended
                                       ----------------------------------------------------------------
                                            September 30, 2004                 September 30, 2003
                                       -----------------------------     ------------------------------
                                                   Interest    Rates               Interest    Rates
                                         Average   Income/    Earned     Average   Income/    Earned
                                         Balance   Expense     Paid      Balance   Expense     Paid
                                       -----------------------------     ------------------------------
Assets:
Loans                                  $1,033,247  $53,157    6.86%       $786,341 $43,930     7.45%
Investment securities - taxable           274,666    8,010    3.89%        316,219   8,072     3.40%
Investment securities - nontaxable         34,716    2,086    8.01%         39,119   2,348     8.00%
Federal funds sold                          1,724       12    0.93%         15,158     127     1.12%
                                       -----------------------------    -------------------------------
Total earning assets                    1,344,353   63,265    6.27%      1,156,837  54,477     6.28%
Other assets                              155,591  --------                134,856 --------
                                       ----------                       ----------
Total assets                           $1,499,944                       $1,291,693
                                       ==========                       ==========
Liabilities and shareholders' equity:
Interest-bearing demand deposits         $228,121      312    0.18%       $204,334     387     0.25%
Savings deposits                          475,193    2,569    0.72%        366,725   2,519     0.92%
Time deposits                             276,155    4,452    2.15%        305,088   5,753     2.51%
Federal funds purchased                    42,202      405    1.28%         11,142     101     1.21%
Other borrowings                           23,949      967    5.38%         22,908     964     5.61%
Junior subordinated debt                   27,333      890    4.34%          4,519     141     4.16%
                                       -----------------------------     ------------------------------
Total interest-bearing liabilities      1,072,953    9,595    1.19%        914,716   9,865     1.44%
Noninterest-bearing deposits              273,912  --------                235,964 --------
Other liabilities                          22,316                           25,347
Shareholders' equity                      130,763                          115,666
                                       ----------                       ----------
Total liabilities and shareholders'
  equity                               $1,499,944                       $1,291,693
                                       ==========                       ==========
Net interest spread(1)                                        5.08%                            4.84%
Net interest income and interest margin(2)         $53,670    5.32%                $44,612     5.14%
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

                                            Three months ended Sept. 30, 2004
                                                compared with three months
                                                   ended Sept. 30, 2003
                                             ---------------------------------
                                              Volume       Rate       Total
                                             ---------------------------------
Increase (decrease) in interest income:
Loans                                         $4,119    ($1,480)     $2,639
Investments - taxable                           (278)       540         262
Investments - nontaxable                         (71)        26         (45)
Federal funds sold                               (24)         -         (24)
                                             ---------------------------------
   Total earning assets                        3,746       (914)      2,832
                                             ---------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits                  11        (41)        (30)
Savings deposits                                 153       (241)        (88)
Time deposits                                    (90)       (96)       (186)
Federal funds purchased                          120         63         183
Other borrowings                                  45        (43)          2
Junior subordinated debt                         261         47         308
                                             ---------------------------------
   Total interest-bearing liabilities            500       (311)        189
                                             ---------------------------------
Increase (decrease) in Net Interest Income    $3,246      ($603)     $2,643
                                             =================================


                                             Nine months ended Sept. 30, 2004
                                                 compared with nine months
                                                    ended Sept. 30, 2003
                                             ---------------------------------
                                              Volume       Rate       Total
                                             ---------------------------------
Increase (decrease) in interest income:
Loans                                        $13,796    ($4,569)     $9,227
Investments - taxable                         (1,060)       998         (62)
Investments - nontaxable                        (264)         2        (262)
Federal funds sold                              (113)        (2)       (115)
                                             ---------------------------------
   Total earning assets                       12,359     (3,571)      8,788
                                             ---------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits                  45       (120)        (75)
Savings deposits                                 748       (698)         50
Time deposits                                   (545)      (756)     (1,301)
Federal funds purchased                          282         22         304
Other borrowings                                  44        (41)          3
Junior subordinated debt                         712         37         749
                                             ---------------------------------
   Total interest-bearing liabilities          1,286     (1,556)       (270)
                                             ---------------------------------
Increase (decrease) in Net Interest Income   $11,073    ($2,015)     $9,058
                                             =================================

Provision for Loan Losses

The Company provided $1,300,000 for loan losses in the third quarter of 2004 versus $150,000 in the third quarter of 2003. During the third quarter of 2004, the Company recorded $613,000 of net loan charge offs versus $145,000 of net loan charge offs in the year earlier quarter.

The Company provided $3,250,000 for loan losses during the nine months ended September 30, 2004 versus $450,000 during the nine months ended September 30, 2003. During the nine months ended September 30, 2004, the Company recorded $807,000 of net loan charge offs versus $2,295,000 of net loan charge-offs in the year earlier nine-month period.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).


                                                 Three months ended             Nine months ended
                                                      Sept. 30,                     Sept. 30,
                                               ----------------------------------------------------
                                                  2004          2003           2004           2003
                                               ----------------------------------------------------
     Service charges on deposit accounts         $3,399        $3,208        $10,005         $9,258
     ATM fees and interchange                       693           566          1,939          1,683
     Other service fees                             342           (56)           883            261
     Mortgage servicing valuation
       allowance (provision) recovery                 -          (600)           600           (600)
     Gain on sale of loans                          258           936          1,316          3,388
     Commissions on sale of
       nondeposit investment products               578           396          1,707          1,305
     Gain on sale of investments                      -            97              -            197
     Gain on disposal of fixed assets                 8             -             20              3
     Gain on sale of other real estate owned        384             -            566             60
     Increase in cash value of life insurance       352           446          1,216            961
     Other noninterest income                       347           213            806            640
                                               ----------------------------------------------------
     Total noninterest income                    $6,361        $5,206        $19,058        $17,156
                                               ====================================================


Noninterest income for the third quarter of 2004 increased $1,155,000 (22.2%) to $6,361,000 from $5,206,000 in the year-ago quarter. The increase in noninterest income from the year-ago quarter was partially due to an increase in service charges on deposit accounts (up $191,000 or 6.0%), an increase in ATM fees and interchange (up $127,000 or 22.4%), and an increase in commission on sale of nondeposit investment products (up $182,000 or 46.0%). The increases in these areas were mainly due to continued growth in the Company's customer base in existing markets, and penetration of new markets through new branch openings. In the quarter ended September 30, 2004, the Company had a gain on sale of other real estate owned of $384,000. Other service fees (including mortgage servicing fees net of mortgage servicing asset amortization), mortgage servicing valuation allowance (provision) recovery, and gain on sale of loans were impacted by the recent increase in mortgage rates from their lows in 2003, and the resulting slowdown in mortgage refinance activity; on a combined basis, these three categories contributed $600,000 and $280,000 of noninterest income during the three months ended September 30, 2004 and 2003, respectively. While the Company benefits from increased gain on sale of loans during periods of high levels of mortgage refinance activity, it may also experience increased amortization and provisions for mortgage servicing valuations of mortgage servicing rights. (See Notes to Unaudited Condensed Consolidated Financial Statements for additional information concerning the Company's mortgage operations and valuation of mortgage servicing rights.)

Noninterest income for the nine months ended September 30, 2004 increased $1,902,000 (11.1%) to $19,058,000 from $17,156,000 in the same period in 2003.
The increase in noninterest income from the year-ago nine-month period was partially due to an increase in service charges on deposit accounts (up $747,000 or 8.1%), an increase in ATM fees and interchange (up $256,000 or 15.2%), and an increase in commission on sale of nondeposit investment products (up $402,000 or 30.8%). The increases in these areas were mainly due to continued growth in the Company's customer base in existing markets, and penetration of new markets through new branch openings. During the nine months ended September 30, 2004, the Company recorded an increase in cash value of life insurance (up $255,000 or 26.5%), and a gain on sale of other real estate owned (up $506,000 to $566,000). Other service fees (including mortgage servicing fees net of mortgage servicing asset amortization), mortgage servicing valuation allowance (provision) recovery, and gain on sale of loans were impacted by the recent increase in mortgage rates from their lows in 2003, and the resulting slowdown in mortgage refinance activity; on a combined basis, these three categories contributed $2,799,000 and $3,049,000 of noninterest income during the nine months ended September 30, 2004 and 2003, respectively.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).


                                             Three months ended             Nine months ended
                                                  Sept. 30,                     Sept. 30,
                                            ----------------------------------------------------
                                              2004          2003           2004           2003
                                            ----------------------------------------------------
     Salaries                                $5,289        $5,006         $15,572       $14,048
     Commissions and incentives               1,062           929           3,522         3,401
     Employee benefits                        1,968         1,525           5,832         4,524
     Occupancy                                1,001           922           2,947         2,604
     Equipment                                  913           877           2,763         2,456
     Professional fees                          695           582           1,802         1,797
     Telecommunications                         426           384           1,222         1,167
     Data processing and software               413           386           1,196         1,026
     Intangible amortization                    343           325           1,016           877
     ATM network charges                        344           255             964           742
     Courier service                            255           258             786           766
     Advertising and marketing                  268           226             693           868
     Postage                                    201           202             668           630
     Operational losses                         126           240             278           546
     Assessments                                 76            72             221           197
     Other                                    1,709         1,860           5,365         5,419
                                            ----------------------------------------------------
     Total                                  $15,089       $14,049         $44,847       $41,068
                                            ====================================================
     Average full time equivalent staff         533           516             535           499
     Noninterest expense to revenue (FTE)     60.18%        66.04%         61.66%         66.49%


Noninterest expense for the third quarter of 2004 increased $1,040,000 (7.4%) to $15,089,000 from $14,049,000 in the third quarter of 2003. The increase in noninterest expense was mainly due to an increase in salary and benefit expense (up $859,000 or 11.5% to $8,319,000). The increase in salary and benefits expense was mainly due to the opening of de-novo branches in Roseville (November
2003), Folsom (December 2003), and Turlock (April 2004), and regular salary increases. The other components noninterest expense also increased (up $181,000 or 2.7% to $6,770,000).

Noninterest expense for the first nine months of 2003 increased $3,779,000 (9.2%) to $44,847,000 from $41,068,000 in the first nine months of 2003. The increase in noninterest expense was mainly due to an increase in salary and benefit expense (up $2,953,000 or 13.4% to $24,926,000). The increase in salary and benefits expense was mainly due to the opening of de-novo branches in Roseville (November 2003), Folsom (December 2003), and Turlock (April 2004), and regular salary increases. The other components of noninterest expense also increased (up $826,000 or 4.3% to $19,921,000).

Provision for Income Tax

The effective tax rate for the three months ended September 30, 2004 was 38.3% and reflects an increase from 36.3% for the three months ended September 30, 2003. The effective tax rate for the nine months ended September 30, 2004 was 37.9% and reflects a increase from 37.1% for the nine months ended September 30, 2003. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly from tax-exempt loans, state and municipal securities, and bank owned life insurance.

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

The following is a summary of classified assets on the dates indicated (dollars in thousands):

                               At Sept. 30, 2004           At December 31, 2003
                           -------------------------    ------------------------
                             Gross Guaranteed  Net       Gross Guaranteed   Net
                           -----------------------------------------------------
Classified loans            $24,592  $9,820  $14,772    $29,992 $11,209  $18,783
Other classified assets           -       -        -        932       -      932
                           -----------------------------------------------------
Total classified assets     $24,592  $9,820  $14,772    $30,924 $11,209  $19,715
                           =====================================================
Allowance for loan losses/
     Classified loans                         109.8%                       73.3%

Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies at September 30, 2004, decreased $4,943,000 (25.1%) to $14,772,000 from $19,715,000 at December 31, 2003.

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

Interest income on nonaccrual loans, which would have been recognized during the nine months, ended September 30, 2004, if all such loans had been current in accordance with their original terms, totaled $956,000. Interest income actually recognized on these loans during the nine months ended September 30, 2004 was $717,000.

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

As shown in the following table, total nonperforming assets net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, decreased $395,000 (7.4%) to $4,931,000 during the first nine months of 2004. Nonperforming assets net of guarantees represent 0.31% of total assets. All nonaccrual loans are considered to be impaired when determining the need for a specific valuation allowance. The Company continues to make a concerted effort to work problem and potential problem loans to reduce risk of loss.


 (dollars in thousands):
                                                  At Sept. 30, 2004           At December 31, 2003
                                              -------------------------    -------------------------
                                                Gross Guaranteed  Net       Gross Guaranteed   Net
                                              ------------------------------------------------------
Performing nonaccrual loans                   $10,433   $7,569   $2,864    $10,997  $7,936   $3,061
Nonperforming, nonaccrual loans                 2,292      314    1,978      2,551   1,252    1,299
                                              ------------------------------------------------------
Total nonaccrual loans                         12,725    7,883    4,842     13,548   9,188    4,360
Loans 90 days past due and still accruing          89        -       89         34       -       34
                                              ------------------------------------------------------
Total nonperforming loans                      12,814    7,883    4,931     13,582   9,188    4,394
Other real estate owned                             -        -        -        932       -      932
                                              ------------------------------------------------------
Total nonperforming assets                    $12,814   $7,883   $4,931    $14,514  $9,188   $5,326
                                              ======================================================

Nonperforming loans to total loans                                0.44%                       0.45%
Allowance for loan losses/nonperforming loans                      329%                        313%
Nonperforming assets to total assets                              0.31%                       0.36%


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

Based on the current conditions of the loan portfolio, management believes that the $16,216,000 allowance for loan losses at September 30, 2004 is adequate to absorb probable losses inherent in the Company's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated (dollars in thousands):

                                   Three months ended        Nine months ended
                                        Sept. 30,                Sept. 30,
                                ------------------------------------------------
                                   2004          2003       2004          2003
                                ------------------------------------------------
  Balance, beginning of period   $15,529       $13,455    $13,773       $14,377
  Addition through merger              -             -          -           928
  Loan loss provision              1,300           150      3,250           450
  Loans charged off                 (687)         (551)    (1,053)       (2,894)
  Recoveries of previously
    charged-off loans                 74           406        246           599
                                ------------------------------------------------
  Net charge-offs                   (613)         (145)      (807)       (2,295)
                                ------------------------------------------------
  Balance, end of period         $16,216       $13,460    $16,216       $13,460
                                ================================================
  Allowance for loan losses/loans outstanding               1.44%         1.45%

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

As a result of the adoption of FIN 46R, the Company deconsolidated TriCo Capital Trust I as of and for year ended December 31, 2003. The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust I were reflected as junior subordinated debt in the consolidated balance sheet at September 30, 2004 and December 31, 2003. The common stock issued by TriCo Capital Trust I was recorded in other assets in the consolidated balance sheet at September 30, 2004 and December 31, 2003.

Prior to December 31, 2003, TriCo Capital Trust I was a consolidated subsidiary and was included in liabilities in the consolidated balance sheet, as "Trust preferred securities." The common securities and debentures, along with the related income effects were eliminated in the consolidated financial statements.

On June 22, 2004, the Company formed a subsidiary business trust, TriCo Capital Trust II, to issue trust preferred securities. Concurrently with the issuance of the trust preferred securities, the trust issued 619 shares of common stock to the Company for $1,000 per share or an aggregate of $619,000. In addition, the Company issued a Junior Subordinated Debenture to the Trust in the amount of $20,619,000. The terms of the Junior Subordinated Debenture are materially consistent with the terms of the trust preferred securities issued by TriCo Capital Trust II. Also on June 22, 2004, TriCo Capital Trust II completed an offering of 20,000 shares of cumulative trust preferred securities for cash in an aggregate amount of $20,000,000. The trust preferred securities are mandatorily redeemable upon maturity on July 23, 2034 with an interest rate that resets quarterly at three-month LIBOR plus 2.55%, or 4.10% for the first quarterly interest period. TriCo Capital Trust II has the right to redeem the trust preferred securities on or after July 23, 2009. The trust preferred securities were issued through an underwriting syndicate to which the Company paid underwriting fees of $2.50 per trust preferred security or an aggregate of $50,000. The net proceeds of $19,950,000 are being used to finance the opening of new branches, improve bank services and technology, repurchase shares of the Company's common stock under its repurchase plan and increase the Company's capital. The trust preferred securities have not been and will not be registered under the Securities Act of 1933, as amended, or applicable state securities laws and were sold pursuant to an exemption from registration under the Securities Act of 1933. The trust preferred securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws.

The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust II were reflected as junior subordinated debt in the consolidated balance sheet at September 30, 2004. The common stock issued by TriCo Capital Trust II was recorded in other assets in the consolidated balance sheet at September 30, 2004.

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

Also at its  meeting  on  March  11,  2004,  the  Board  of  Directors  of TriCo
Bancshares approved an increase in the maximum number of shares to be repurchased under the Company's stock repurchase plan originally announced on July 31, 2003 from 250,000 to 500,000 effective on April 9, 2004, solely to conform with the two-for-one stock split noted above. The 250,000 shares originally authorized for repurchase under this plan represented approximately 3.2% of the Company's approximately 7,852,000 common shares outstanding as of July 31, 2003. This plan has no stated expiration date for the repurchases, which may occur from time to time as market conditions allow. As of October 26, 2004, the Company repurchased 222,600 shares under this plan as adjusted for the 2-for-1 stock split paid on April 30, 2004, which leaves 277,400 shares available for repurchase under the plan.

The Company's primary capital resource is shareholders' equity, which was $135,688,000 at September 30, 2004. This amount represents an increase of $7,728,000 from December 31, 2003, the net result of comprehensive income for the period ($14,168,000) and the issuance of common shares via the exercise of stock options ($1,354,000), partially offset by the repurchase of common stock ($2,793,000) and dividends paid ($5,001,000). The Company's ratio of equity to total assets was 8.62%, 8.66%, and 8.71% as of September 30, 2004, September 30, 2003, and December 31, 2003, respectively.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:


                                                                                   To Be Well
                             At September 30,         At            Minimum    Capitalized Under
                             ----------------    December 31,    Regulatory   Prompt Corrective
                             2004       2003        2003         Requirement  Action Provisions
                             ------------------------------------------------------------------
   Tier I Capital            11.00%     10.55%     10.41%           4.00%            6.00%
   Total Capital             12.36%     11.73%     11.57%           8.00%           10.00%
   Leverage ratio             9.81%      8.85%      8.68%           4.00%            5.00%


Off-Balance Sheet Arrangements

The Company has certain ongoing commitments under operating and capital leases. These commitments do not significantly impact operating results. As of September 30, 2004 commitments to extend credit were the Company's only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options, etc. Loan commitments increased to $420 million at September 30, 2004 from $333 million at December 31, 2003. The commitments represent 37.3% of the total loans outstanding at September 30, 2004 versus 33.9% at December 31, 2003.

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

The results of the simulations noted above indicate that the balance sheet was relatively balanced (earnings do not significantly change when interest rates change) and slightly asset sensitive (earnings increase when interest rates rise) at September 30, 2004 and 2003, respectively. The magnitude of all the simulation results noted above is within the Company's policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

The simulation results noted above do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

At September 30, 2004 and 2003, the Company had no derivative financial instruments.

Liquidity

The Company's principal source of asset liquidity is cash and amounts due from banks, federal funds sold, and marketable investment securities available for sale. At September 30, 2004, federal funds sold and investment securities available for sale totaled $292,966,000, representing a decrease of $23,796,000 or 7.5% from December 31, 2003, and a decrease of $59,875,000 or 17.0% from September 30, 2003. In addition, the Company generates additional liquidity from its operating activities. The Company's profitability during the first nine months of 2004 generated cash flows from operations of $18,248,000 compared to $18,883,000 during the first nine months of 2003. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks. Sales and maturities of investment securities produced cash inflows of $62,476,000 during the nine months ended September 30, 2004 compared to $192,440,000 for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, the Company invested $41,515,000, and $145,989,000 in securities, and net loan growth, respectively, compared to $169,113,000, $168,329,000, and $22,475,000 used to purchase investments, net loan growth, and life insurance policies, respectively, during the first nine months of 2003. These changes in investment, loan, and life insurance balances contributed to net cash used for investing activities of $126,207,000 during the nine months ended September 30, 2004, compared to net cash used for investing activities of $162,143,000 during the nine months ended September 30, 2003. Financing activities provided net cash of $91,348,000 during the nine months ended September 30, 2004, compared to net cash provided by financing activities of $136,637,000 during the nine months ended September 30, 2003. Increases in deposit balances, Federal funds borrowed and issuance of junior subordinated debt accounted for $55,318,000, $17,800,000 and $20,619,000 of financing sources of funds, respectively, during the nine months ended September 30, 2004, compared to deposit balance, Federal funds borrowed and issuance of junior subordinated debt accounted for $64,566,000, $55,700,000 and $20,619,000 of financing sources of funds, respectively, during the nine months ended September 30, 2003. Dividends paid used $5,001,000 and $4,559,000 of cash during the nine months ended September 30, 2004 and September 30, 2003, respectively. Also, the Company's liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.


Item 4.  Controls and Procedures

The Chief Executive Officer, Richard Smith, and the Chief Financial Officer, Thomas Reddish, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004 ("Evaluation Date"). Based on that evaluation, they concluded that as of the Evaluation Date the Company's disclosure controls and procedures are effective to allow timely communication to them of information relating to the Company and the Bank required to be disclosed in its filings with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Due to the nature of the banking business, the Bank is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business of the Bank.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information concerning the common stock repurchased by the Company during the third quarter of 2004 pursuant to the Company's stock repurchase plan originally announced on July 31, 2003, as amended effective April 9, 2004, to conform with the Company's two-for-one stock split paid on April 30, 2004, which is discussed in more detail under "Capital Resources" in this report:


Period          (a) Total number    (b) Average price   (c) Total number of     (d) Maximum number
                of Shares purchased  paid per share     shares purchased as     of shares that may yet
                                                        part of publicly        be purchased under the
                                                        announced plans or      plans or programs
                                                        programs
-----------------------------------------------------------------------------------------------------------
July 1-31, 2004             -              -                        -                 277,400
August 1-31, 2004           -              -                        -                 277,400
September 1-30, 2004        -              -                        -                 277,400
-----------------------------------------------------------------------------------------------------------
Total                       -              -                        -                 277,400


Item 6 - Exhibits

     3.1*      Restated  Articles of  Incorporation  dated May 9, 2003, filed as
               Exhibit 3.1 to TriCo's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

     3.2* Bylaws of TriCo Bancshares, as amended, filed as Exhibit 3.2 to TriCo's Form S-4 Registration Statement dated January 16, 2003 (No. 333-102546).

     4* Certificate of Determination of Preferences of Series AA Junior Participating Preferred Stock filed as Exhibit 3.3 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

    10.1* Rights Agreement dated June 25, 2001, between TriCo and Mellon Investor Services LLC filed as Exhibit 1 to TriCo's Form 8-A dated July 25, 2001.

    10.2* Form of Change of Control Agreement dated July 20, 2004, between TriCo and each of Craig Carney, Gary Coelho, W.R. Hagstrom, Andrew Mastorakis, Rick Miller, Richard O'Sullivan, Thomas Reddish, and Ray Rios filed as Exhibit 10.2 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

    10.3* TriCo's 1993 Non-Qualified Stock Option Plan filed as Exhibit 4.1 to TriCo's Form S-8 Registration Statement dated January 18, 1995 (No. 33-88704).

    10.4* TriCo's Non-Qualified Stock Option Plan filed as Exhibit 4.2 to TriCo's Form S-8 Registration Statement dated January 18, 1995 (No. 33-88704).

    10.5* TriCo's Incentive Stock Option Plan filed as Exhibit 4.3 to TriCo's Form S-8 Registration Statement dated January 18, 1995 (No. 33-88704).

    10.6* TriCo's 1995 Incentive Stock Option Plan filed as Exhibit 4.1 to TriCo's Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063).

    10.7* TriCo's 2001 Stock Option Plan filed as Exhibit 4 to TriCo's Form S-8 Registration Statement dated July 27, 2001 (No. 33-66064).

    10.8* Employment Agreement between TriCo and Richard Smith dated April 20, 2004 filed as Exhibit 10.8 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

    10.9* Tri Counties Bank Executive Deferred Compensation Plan dated September 1, 1987, as restated April 1, 1992, and amended and restated January 1, 2004 filed as Exhibit 10.9 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

    10.10* Tri Counties Bank Deferred Compensation Plan for Directors effective April 1, 1992, as amended and restated January 1, 2004 filed as Exhibit 10.10 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

    10.11*     2004  TriCo  Bancshares  Deferred   Compensation  Plan  effective
               January 1, 2004 filed as Exhibit 10.11 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

    10.12* Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 filed as Exhibit 10.12 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

    10.13* 2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 filed as Exhibit 10.13 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

    10.14* Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 filed as Exhibit 10.14 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

    10.15* 2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 filed as Exhibit 10.15 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

    10.16* Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Andrew Mastorakis, Richard O'Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith, filed as Exhibit 10.14 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

    10.17* Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Wendell Lundberg, Donald Murphy, Carroll Taresh, and Alex Vereshagin, filed as
               Exhibit 10.15 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

    10.18* Form of Tri-Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Andrew Mastorakis, Richard Miller, Richard O'Sullivan, and Thomas Reddish, filed as Exhibit 10.16 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

    10.19* Form of Tri-Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Verischagin, filed as Exhibit 10.17 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

    10.20* Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of the directors of TriCo Bancshares/Tri Counties Bank effective on the date that each director is first elected, filed as Exhibit 10.18 to TriCo'S Annual Report on Form 10-K for the year ended December 31, 2003.

    10.21* Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of Craig Carney, W.R. Hagstrom, Andrew Mastorakis, Rick Miller, Richard O'Sullivan, Thomas Reddish, Ray Rios, and Richard Smith filed as Exhibit 10.21 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

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

                                     TRICO BANCSHARES
                                       (Registrant)

Date:  October 26, 2004              /s/ Thomas J. Reddish
                                     -----------------------------------
                                     Thomas J. Reddish
                                     Executive Vice President and
                                     Chief Financial Officer

Exhibit 31.1

Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

I, Richard P. Smith, certify that:

     1.   I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  TriCo
          Bancshares;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and
          c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and
          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: October 26, 2004                  /s/ Richard P. Smith
                                        ----------------------------------------
                                        Richard P. Smith
                                        President and Chief Executive Officer

Exhibit 31.2

Rule 13a-14/15d-14 Certification of CFO

I, Thomas J. Reddish, certify that:

     1.   I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  TriCo
          Bancshares;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and
          c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and
          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: October 26, 2004                  /s/ Thomas J. Reddish
                                        ----------------------------------------
                                        Thomas J. Reddish
                                        Executive Vice President and
                                        Chief Financial Officer

Exhibit 32.1

Section 1350 Certification of CEO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Exhibit 32.2

Section 1350 Certification of CFO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Reddish, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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