Form 10-K
period 2004-12-31
TRICO BANCSHARES /
filed 2005-03-11
CIK 356171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year                               Commission File Number 0-10661
ended December 31, 2004

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of March 9, 2005, was approximately $232,175,000. This computation excludes a total of 4,798,532 shares that are beneficially owned by the officers and directors of Registrant who may be deemed to be the affiliates of Registrant under applicable rules of the Securities and Exchange Commission.

The number of shares outstanding of Registrant's common stock, as of March 9, 2005, was 15,745,017 shares of common stock, without par value.

The following documents are incorporated herein by reference into the Part III of this Form 10-K: Registrant's Proxy Statement for use in connection with its 2005 Annual Meeting of Shareholders. Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.

                                TABLE OF CONTENTS

                                                                  Page Number
PART I

Item 1        Business                                                  2
Item 2        Properties                                               10
Item 3        Legal Proceedings                                        10
Item 4        Submission of Matters to a Vote of Security Holders      10

PART II

Item 5        Market for Registrant's Common Equity, Related
                 Stockholder Matters and Issuer Purchases of
                 Equity Securities                                     11
Item 6        Selected Financial Data                                  13
Item 7        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   14
Item 7A       Quantitative and Qualitative Disclosures About
                 Market Risk                                           34
Item 8        Financial Statements and Supplementary Data              35
Item 9        Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                   70
Item 9A       Controls and Procedures                                  70
Item 9B       Other Information                                        70

PART III

Item 10       Directors and Executive Officers of the Registrant       71
Item 11       Executive Compensation                                   71
Item 12       Security Ownership of Certain Beneficial Owners
                and Management, and Related Stockholder Matters        71
Item 13       Certain Relationships and Related Transactions           71
Item 14       Principal Accountant Fees and Services                   71

PART IV

Item 15       Exhibits and Financial Statement Schedules               71

Signatures                                                             75

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements about TriCo Bancshares (the "Company") for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on Management's current knowledge and belief and include information concerning the Company's possible or assumed future financial condition and results of operations. When you see any of the words "believes", "expects", "anticipates", "estimates", or similar expressions, these generally indicate that we are making forward-looking statements. A number of factors, some of which are beyond the Company's ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to:

      -   a slowdown in the national and California economies;
      - the prospect of additional terrorist attacks in the United States and the uncertain effect of these events on the national and regional economies;
      - changes in the interest rate environment and interest rate policies of the Federal Reserve Board;
      -   changes in the regulatory environment;
      -   significantly increasing competitive pressure in the banking industry;
      -   operational risks including data processing system failures or fraud;
      -   volatility of rate sensitive deposits;
      -   asset/liability matching risks and liquidity risks;
      -   changes in the level of nonperforming assets and charge-offs;
      -   acts of war and political instability;
      -   inflation, interest rate, securities market and monetary fluctuations;
      - changes in the financial performance or condition of the Company's borrowers;
      -   changes  in  the  competitive   environment  among  financial  holding
          companies;
      - changes in accounting policies as may be adopted by regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; and
      -   changes in the Company's compensation and benefit plans.

                                     PART I

ITEM 1. BUSINESS

Information About TriCo Bancshares' Business

TriCo Bancshares (the "Company" or "TriCo") was incorporated in California on October 13, 1981. It was organized at the direction of the board of directors of Tri Counties Bank (the "Bank") for the purpose of forming a bank holding company. On September 7, 1982, the shareholders of Tri Counties Bank became the shareholders of TriCo and Tri Counties Bank became a wholly owned subsidiary of TriCo. At that time, TriCo became a bank holding company subject to the supervision of the Board of Governors of the Federal Reserve System ("FRB") under the Bank Holding Company Act of 1956, as amended. Tri Counties Bank remains subject to the supervision of the California Department of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). On July 31, 2003, the Company formed a subsidiary business trust, TriCo Capital Trust I, to issue trust preferred securities. On June 22, 2004, the Company formed a subsidiary business trust, TriCo Capital Trust II, to issue trust preferred securities. See Note 8 in the financial statements at Item 8 of this report for a discussion about the Company's issuance of trust preferred securities. Tri Counties Bank, TriCo Capital Trust I and TriCo Capital Trust II currently are the only subsidiaries of TriCo and TriCo is not conducting any business operations independent of Tri Counties Bank, TriCo Capital Trust I and TriCo Capital Trust II.

For financial reporting purposes, the financial statements of the Bank are consolidated into the financial statements of the Company. Historically, issuer trusts, such as TriCo Capital Trust I and TriCo Capital Trust II, that issued trust preferred securities have been consolidated by their parent companies and trust preferred securities have been treated as eligible for Tier 1 capital treatment by bank holding companies under FRB rules and regulations relating to minority interests in equity accounts of consolidated subsidiaries. Applying the provisions of the Financial Accounting Standards Board Revised Interpretation No. 46 (FIN 46R), the Company is no longer permitted to consolidate such issuer trusts beginning on December 31, 2003. Although the FRB has stated in its July 2, 2003 Supervisory Letter that trust preferred securities will be treated as Tier 1 capital until notice is given to the contrary, the Supervisory Letter also indicates that the FRB will review the regulatory implications of any accounting treatment changes and will provide further guidance if necessary or warranted.

On April 4, 2003, TriCo Bancshares acquired North State National Bank, a national banking organization located in Chico, California ("North State"), by the merger of North State into its wholly owned subsidiary, Tri Counties Bank. The acquisition and the related merger agreement dated October 3, 2002, was approved by the California Department of Financial Institutions, the FDIC, and the shareholders of North State on March 4, March 7, and March 19, 2003, respectively. At the time of the acquisition, North State had total assets of $140 million, investment securities of $41 million, loans of $76 million, and deposits of $126 million. The acquisition was accounted for using the purchase method of accounting. The amount of goodwill recorded as of the merger date, which represented the excess of the total purchase price over the estimated fair value of net assets acquired, was approximately $15.5 million. The Company recorded a core deposit intangible, which represents the excess of the fair value of North State's deposits over their book value on the acquisition date, of approximately $3.4 million. This core deposit intangible is scheduled to be amortized over a seven-year average life.

Under the terms of the merger agreement, TriCo paid $13,090,057 in cash, issued 723,512 shares of TriCo common stock, and issued options to purchase 79,587 shares of TriCo common stock at an average exercise price of $6.22 per share in exchange for all of the 1,234,375 common shares and options to purchase 79,937 common shares of North State outstanding as of April 4, 2003.

Additional information concerning the Company can be found on our website at www.tcbk.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge through our website at Investor Information---"SEC Filings" and "Annual Reports" as soon as reasonably practicable after the Company files these reports to the Securities and Exchange Commission. The information on our website is not incorporated into this annual report.

Business of Tri Counties Bank

Tri Counties Bank was incorporated as a California banking corporation on June 26, 1974, and received its certificate of authority to begin banking operations on March 11, 1975. Tri Counties Bank engages in the general commercial banking business in the California counties of Butte, Contra Costa, Del Norte, Fresno, Glenn, Kern, Lake, Lassen, Madera, Mendocino, Merced, Nevada, Placer, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare, Yolo and Yuba. Tri Counties Bank currently operates from 33 traditional branches and 13 in-store branches.

General Banking Services

The Bank conducts a commercial banking business including accepting demand, savings and time deposits and making commercial, real estate, and consumer loans. It also offers installment note collection, issues cashier's checks and money orders, sells travelers checks and provides safe deposit boxes and other customary banking services. Brokerage services are provided at the Bank's offices by the Bank's association with Raymond James Financial Services, Inc., an independent financial services provider and broker-dealer. The Bank does not offer trust services or international banking services.

The Bank has emphasized retail banking since it opened. Most of the Bank's customers are retail customers and small to medium-sized businesses. The Bank emphasizes serving the needs of local businesses, farmers and ranchers, retired individuals and wage earners. The majority of the Bank's loans are direct loans made to individuals and businesses in northern and central California where its branches are located. At December 31, 2004, the total of the Bank's consumer installment loans net of deferred fees outstanding was $410,198,000 (35.0%), the total of commercial loans outstanding was $140,332,000 (11.9%), and the total of real estate loans including construction loans of $78,064,000 was $622,437,000 (53.1%). The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment, inventory, accounts receivable and notes receivable secured by property as collateral for loans.

Most of the Bank's deposits are attracted from individuals and business-related sources. No single person or group of persons provides a material portion of the Bank's deposits, the loss of any one or more of which, would have a materially adverse effect on the business of the Bank, nor is a material portion of the Bank's loans concentrated within a single industry or group of related industries.

In order to attract loan and deposit business from individuals and small to medium-sized businesses, branches of the Bank set lobby hours to accommodate local demands. In general, lobby hours are from 9:00 a.m. to 5:00 p.m. Monday through Thursday, and from 9:00 a.m. to 6:00 p.m. on Friday. Certain branches with less activity open later and close earlier. Some Bank offices also utilize drive-up facilities operating from 9:00 a.m. to 7:00 p.m. The supermarket branches are open from 9:00 a.m. to 7:00 p.m. with some open until 8:00 p.m. Monday through Saturday and 11:00 a.m. to 5:00 p.m. on Sunday.

The Bank offers 24-hour ATMs at almost all branch locations. The 58 ATMs are linked to several national and regional networks such as CIRRUS and STAR. In addition, banking by telephone on a 24-hour toll-free number is available to all customers. This service allows a customer to obtain account balances and most recent transactions, transfer moneys between accounts, make loan payments, and obtain interest rate information.

In February 1998, the Bank became the first bank in the Northern Sacramento Valley to offer banking services on the Internet. This banking service provides customers one more tool for access to their accounts.

Other Activities

The Bank may in the future engage in other businesses either directly or indirectly through subsidiaries acquired or formed by the Bank subject to regulatory constraints. See "Regulation and Supervision."

Employees

At December 31, 2004, the Company and the Bank employed 633 persons, including five executive officers. Full time equivalent employees were 549. No employees of the Company or the Bank are presently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are excellent.

Competition

The banking business in California generally, and in the Bank's primary service area of Northern and Central California specifically, is highly competitive with respect to both loans and deposits. It is dominated by a relatively small number of national and regional banks with many offices operating over a wide geographic area. Among the advantages such major banks have over the Bank is their ability to finance wide ranging advertising campaigns and to allocate their investment assets to regions of high yield and demand. By virtue of their greater total capitalization such institutions have substantially higher lending limits than does the Bank.

In addition to competing with savings institutions, commercial banks compete with other financial markets for funds as a result of the deregulation of the financial services industry. Yields on corporate and government debt securities and other commercial paper may be higher than on deposits, and therefore affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for available funds with money market instruments and mutual funds. During past periods of high interest rates, money market funds have provided substantial competition to banks for deposits and they may continue to do so in the future. Mutual funds are also a major source of competition for savings dollars.

The Bank relies substantially on local promotional activity, personal contacts by its officers, directors, employees and shareholders, extended hours, personalized service and its reputation in the communities it services to compete effectively.

Regulation and Supervision

As a consequence of the extensive regulation of commercial banking activities in California and the United States, the business of the Company and the Bank are particularly susceptible to changes in state and federal legislation and regulations, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition. Following is a summary of some of the laws and regulations which effect the business. This summary should be read with the management's discussion and analysis of financial condition and results of operations included at Item 7 of this report.

As a registered bank holding company under the Bank Holding Company Act of 1956 (the "BHC Act"), the Company is subject to the regulation and supervision of the FRB. The BHC Act requires the Company to file reports with the FRB and provide additional information requested by the FRB. The Company must receive the approval of the FRB before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5 percent of the voting shares of such bank.

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

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act was enacted in 1999 and became effective in 2000. The act is a financial modernization law that is the result of a decade of debate in the Congress regarding a fundamental reformation of the nation's financial system. The law is subdivided into seven titles, by functional area. Title I acts to facilitate affiliations among banks, insurance companies and securities firms. Title II narrows the exemptions from the securities laws previously enjoyed by banks, requires the FRB and the Securities and Exchange Commission ("SEC") to work together to draft rules governing certain securities activities of banks and creates a new, voluntary investment bank holding company. Title III restates the proposition that the states are the functional regulators for all insurance activities, including the insurance activities by depository institutions. The law encourages the states to develop uniform or reciprocal rules for the licensing of insurance agents. Title IV prohibits the creation of additional unitary thrift holding companies. Title V imposes significant requirements on financial institutions related to the transfer of nonpublic personal information. These provisions require each institution to develop and distribute to accountholders an information disclosure policy, and requires that the policy allow customers to, and for the institution to honor a customer's request to, "opt-out" of the proposed transfer of specified nonpublic information to third parties. Title VI reforms the Federal Home Loan Bank system to allow broader access among depository institutions to the systems advance programs, and to improve the corporate governance and capital maintenance requirements for the system. Title VII addresses a multitude of issues including disclosure of ATM surcharging practices, disclosure of agreements among non-governmental entities and insured depository institutions which donate to non-governmental entities regarding donations made in connection with the Community Reinvestment Act and disclosure by the recipient non-governmental entities of how such funds are used. Additionally, the law extends the period of time between Community Reinvestment Act examinations of community banks.

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

Restrictions on Dividends and Other Distributions

The power of the board of directors of an insured depository institution such as the Bank, to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions. FDICIA prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if, after such transaction, the institution would be undercapitalized. Additionally, under FDICIA, a bank may not make any capital distribution, including the payment of dividends, if after making such distribution the bank would be in any of the "under-capitalized" categories under the FDIC's Prompt Corrective Action regulations.

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

The Community Reinvestment Act of 1977 is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. This act specifically directs the federal regulatory agencies to assess a bank's record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound practices. This act further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the Community Reinvestment Act assessment factors in order to provide a rating to the financial institution. The ratings range from a high of "outstanding" to a low of "substantial noncompliance."

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

USA Patriot Act of 2001

The USA Patriot Act was enacted in 2001 to combat money laundering and terrorist financing. The impact of the Patriot Act on financial institutions is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

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

The Bank and the Company are subject to the minimum capital requirements of the FDIC and the FRB, respectively. As a result of these requirements, the growth in assets is limited by the amount of its capital accounts as defined by the respective regulatory agency. Capital requirements may have an effect on profitability and the payment of dividends on the common stock of the Bank and the Company. If an entity is unable to increase its assets without violating the minimum capital requirements or is forced to reduce assets, its ability to generate earnings would be reduced.

The FRB, and the FDIC have adopted guidelines utilizing a risk-based capital structure. Qualifying capital is divided into two tiers. Tier 1 capital consists generally of common stockholders' equity, qualifying noncumulative perpetual preferred stock, qualifying cumulative perpetual preferred stock (up to 25% of total Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. Tier 2 capital consists of, among other things, allowance for loan and lease losses up to 1.25% of weighted risk assets, perpetual preferred stock, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, subordinated debt and intermediate-term preferred stock. Tier 2 capital qualifies as part of total capital up to a maximum of 100% of Tier 1 capital. Amounts in excess of these limits may be issued but are not included in the calculation of risk-based capital ratios. Under these risk-based capital guidelines, the Bank and the Company are required to maintain capital equal to at least 8% of its assets, of which at least 4% must be in the form of Tier 1 capital.

The guidelines also require the Company and the Bank to maintain a minimum leverage ratio of 4% of Tier 1 capital to total assets (the "leverage ratio"). The leverage ratio is determined by dividing an institution's Tier 1 capital by its quarterly average total assets, less goodwill and certain other intangible assets. The leverage ratio constitutes a minimum requirement for the most well-run banking organizations. See Note 19 in the financial statements at Item 8 of this report for a discussion about the Company's risk-based capital ratios.

Prompt Corrective Action

Prompt Corrective Action Regulations of the federal bank regulatory agencies establish five capital categories in descending order (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), assignment to which depends upon the institution's total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio. Institutions classified in one of the three undercapitalized categories are subject to certain mandatory and discretionary supervisory actions, which include increased monitoring and review, implementation of capital restoration plans, asset growth restrictions, limitations upon expansion and new business activities, requirements to augment capital, restrictions upon deposit gathering and interest rates, replacement of senior executive officers and directors, and requiring divestiture or sale of the institution. The Bank has been classified as well-capitalized since adoption of these regulations.

Impact of Monetary Policies

Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and other borrowings, and the interest rate earned by banks on loans, securities and other interest-earning assets comprises the major source of banks' earnings. Thus, the earnings and growth of banks are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by its open-market dealings in United States government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements and through adjustments to the discount rate applicable to borrowings by banks which are members of the FRB. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates. The nature and timing of any future changes in such policies and their impact on the Company cannot be predicted. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan loss charge-offs, thus adversely affecting the Company's net earnings.

Insurance of Deposits

The Bank's deposit accounts are insured up to a maximum of $100,000 per depositor by the FDIC. The FDIC issues regulations and generally supervises the operations of its insured banks. This supervision and regulation is intended primarily for the protection of depositors, not shareholders.

As of December 31, 2004, the deposit insurance premium rate was $0.0144 per $100.00 in deposits. In November 1990, federal legislation was passed which removed the cap on the amount of deposit insurance premiums that can be charged by the FDIC. Under this legislation, the FDIC is able to increase deposit insurance premiums as it sees fit. This could result in a significant increase in the cost of doing business for the Bank in the future. The FDIC now has authority to adjust deposit insurance premiums paid by insured banks every six months.

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

The Sarbanes-Oxley Act was enacted in 2002 to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to securities laws. Among other things, this act:

      - Prohibits a registered public accounting firm from performing specified nonaudit services contemporaneously with a mandatory audit;
      - Requires the chief executive officer and chief financial officer of an issuer to certify each annual or quarterly report filed with the Securities and Exchange Commission;
      - Requires an issuer to disclose all material off-balance sheet transactions that may have a material effect on an issuer's financial status; and
      - Prohibits insider transactions in an issuer's stock during lock-out periods of an issuer's pension plans.

The Company is also required to comply with the rules and regulations of the Nasdaq Stock Market, Inc., on which its stock is listed.

ITEM 2. PROPERTIES

The Company is engaged in the banking business through 46 offices in 22 counties in Northern and Central California including nine offices in Butte County, eight in Shasta County, three each in Sacramento and Siskiyou Counties, two each in Glenn, Sutter, Lassen, Yuba, and Stanislaus Counties, and one each in Madera, Merced, Lake, Mendocino, Del Norte, Tehama, Nevada, Contra Costa, Kern, Tulare, Placer, Yolo and Fresno Counties. All offices are constructed and equipped to meet prescribed security requirements.

The Company owns 17 branch office locations and one administrative building and leases 29 branch office locations and 5 administrative facilities. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor its subsidiaries, are party to any material pending legal proceeding, nor is their property the subject of any material pending legal proceeding, except routine legal proceedings arising in the ordinary course of their business. None of these proceedings is expected to have a material adverse impact upon the Company's business, consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

The Company's common stock is traded on the NASDAQ National Market System ("NASDAQ") under the symbol "TCBK." The following table shows the high and the low prices for the common stock, for each quarter in the past two years, as reported by NASDAQ1:

                 =============================================
                    2004:                High             Low
                 ---------------------------------------------
                 First quarter          $18.69          $15.78
                 Second quarter         $19.19          $16.76
                 Third quarter          $20.99          $16.94
                 Fourth quarter         $24.25          $20.43

                    2003:
                 First quarter          $13.38          $12.15
                 Second quarter         $13.00          $12.05
                 Third quarter          $14.93          $12.60
                 Fourth quarter         $17.09          $14.90
                 =============================================

1Stock prices adjusted to reflect 2-for-1 stock split effected April 30, 2004.


As of March 9, 2005 there were approximately 1,793 shareholders of record of the Company's common stock.

Effective April 4, 2003, the Company (i) issued 1,447,024 shares of its common stock pursuant to a registration statement on Form S-4, (ii) issued options to purchase 159,174 shares of its common stock, and (iii) paid $13,090,057 in cash to the former shareholders of North State National Bank. Additional information concerning this acquisition is found under Item 1 of this report.

The Company has paid cash dividends on its common stock in every quarter since March 1990, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, financial condition and capital requirements of the Company and the Bank. As of December 31, 2004, $41,363,000 was available for payment of dividends by the Company to its shareholders, under applicable laws and regulations. The Company paid cash dividends of $0.11 per common share in each of the quarters ended June 30, September 30, and December 31, 2004 and $0.10 per common share in the quarter ended March 31, 2004 and each of the quarters ended March 31, June 30, September 30, and December 31, 2003.

Stock Based Compensation Plans

The following table shows shares reserved for issuance for outstanding options, stock appreciation rights and warrants granted under our equity compensation plans as of December 31, 2004. All of our equity compensation plans have been approved by shareholders.

                                      (a)                                   (c) Number of securities
                              Number of securities           (b)             remaining available for
                               to be issued upon       Weighted average       issuance under equity
                                  exercise of         exercise price of         compensation plans
                              outstanding options,   outstanding options,     (excluding securities
Plan category                 warrants and rights    warrants and rights    reflected in column (a))
-----------------------------------------------------------------------------------------------------

Equity compensation plans
  not approved by shareholders             -                 N/A                            -
Equity compensation plans
  approved by shareholders         1,661,547               $10.52                     613,940
                              -----------------------------------------------------------------------
Total                              1,661,547               $10.52                     613,940


Stock Repurchase Plan

The Company adopted a stock repurchase plan on July 31, 2003, which was amended on March 11, 2004 for the repurchase of up to 500,000 shares of the Company's common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company's approximately 15,704,000 common shares outstanding as of July 31, 2003. This plan has no stated expiration date for the repurchases. As of December 31, 2004, the Company had purchased 222,600 shares under this plan as adjusted for the 2-for-1 stock split in the form of a common stock dividend effective April 30, 2004. The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth quarter of 2004:


Period         (a) Total number      (b) Average price   (c) Total number of   (d) Maximum number
               of Shares purchased   paid per share      shares purchased as   of shares that may yet
                                                         part of publicly      be purchased under the
                                                         announced plans or    plans or programs
                                                         programs
-----------------------------------------------------------------------------------------------------
Oct. 1-31, 2004           -                  -                    -                 277,400
Nov. 1-30, 2004           -                  -                    -                 277,400
Dec. 1-31, 2004           -                  -                    -                 277,400
-----------------------------------------------------------------------------------------------------
Total                     -                  -                    -                 277,400



ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in connection with our consolidated financial statements and the related notes located at Item 8 of this report.


                                                           TRICO BANCSHARES
                                                           Financial Summary
                                               (in thousands, except per share amounts)

=========================================================================================================
Year ended December 31,                        2004         2003         2002         2001         2000
---------------------------------------------------------------------------------------------------------

Interest income                              $84,932      $73,969      $64,696      $71,998      $76,327
Interest expense                              13,363       13,089       12,914       23,486       28,543
---------------------------------------------------------------------------------------------------------
Net interest income                           71,569       60,880       51,782       48,512       47,784
Provision for loan losses                      3,550        1,250        2,800        4,400        5,000
Noninterest income                            24,794       22,909       19,180       16,238       14,922
Noninterest expense                           60,179       55,527       45,971       40,607       37,846
---------------------------------------------------------------------------------------------------------
Income before income taxes                    32,634       27,012       22,191       19,743       19,860
Provision for income taxes                    12,452       10,124        8,122        7,324        7,237
---------------------------------------------------------------------------------------------------------
     Net income                              $20,182      $16,888      $14,069      $12,419      $12,623
---------------------------------------------------------------------------------------------------------

Earnings per share2:
     Basic                                     $1.29        $1.11        $1.00        $0.88        $0.88
     Diluted                                    1.24         1.07         0.98         0.86         0.86
Per share2:
     Dividends paid                            $0.43        $0.40        $0.40        $0.40        $0.39
     Book value at December 31                  8.79         8.16         7.01         6.21         5.93
     Tangible book value at December 31         7.45         6.79         6.72         5.84         5.55

Average common shares outstanding2            15,660       15,282       14,038       14,146        14,384
Average diluted common shares outstanding2    16,270       15,758       14,386       14,438        14,682
Shares outstanding at December 31             15,723       15,668       14,122       14,002        14,362
At December 31:
Loans, net                                $1,156,910     $968,687     $673,145     $645,674      $628,721
Total assets                               1,625,974    1,468,755    1,144,574    1,005,447       972,071
Total deposits                             1,348,833    1,236,823    1,005,237      880,393       837,832
Debt financing and notes payable              28,152       22,887       22,924       22,956        33,983
Junior subordinated debt                      41,238       20,619            -            -             -
Shareholders' equity                         138,132      127,960       99,014       86,933        85,233

Financial Ratios:

For the year:
     Return on assets                          1.33%        1.27%        1.35%        1.27%        1.35%
     Return on equity                         15.20%       14.24%       15.03%       14.19%       16.03%
     Net interest margin1                      5.32%        5.23%        5.61%        5.58%        5.70%
     Net loan losses to average loans          0.12%        0.34%        0.22%        0.47%        0.70%
     Efficiency ratio1                        61.80%       65.39%       63.66%       61.62%       59.25%
     Average equity to average assets          8.72%        8.91%        9.00%        8.94%        8.40%
At December 31:
     Equity to assets                          8.50%        8.71%        8.65%        8.65%        8.77%
     Total capital to risk-adjusted assets    11.86%       11.56%       11.97%       11.68%       12.20%
     Allowance for loan losses to loans        1.37%        1.40%        2.09%        1.98%        1.82%



1 Fully taxable equivalent
2 Per share figures retroactively adjusted to reflect 2-for-1 stock split in the form of a stock dividend effective April 30, 2004

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's discussion and analysis of its financial condition and results of operations is intended to provide a better understanding of the significant changes and trends relating to the Company's financial condition, results of operations, liquidity, interest rate sensitivity, off balance sheet arrangements and certain contractual obligations. The following discussion is based on the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. Please read the Company's audited consolidated financial statements and the related notes included as Item 8 of this report.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those that materially affect the financial statements and are related to the adequacy of the allowance for loan losses, investments, mortgage servicing rights, and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's policies related to estimates on the allowance for loan losses, other than temporary impairment of investments and impairment of intangible assets, can be found in Note 1 to the Company's audited consolidated financial statements and the related notes included as Item 8 of this report.

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

Results of Operations

Net Income

Following is a summary of the Company's net income for the past three years (dollars in thousands, except per share amounts):

 Components of Net Income
-----------------------------------------------------------------------------
 Year ended December 31,                        2004       2003       2002
                                              -------------------------------

Net interest income *                         $72,589    $62,005    $53,029
Provision for loan losses                      (3,550)    (1,250)    (2,800)
Noninterest income                             24,794     22,909     19,180
Noninterest expense                           (60,179)   (55,527)   (45,971)
Taxes *                                       (13,472)   (11,249)    (9,369)
                                              -------------------------------
                                              $20,182    $16,888    $14,069
                                              ===============================
Net income per average fully-diluted share      $1.24      $1.07      $0.98
Net income as a percentage of average
     shareholders' equity                      15.20%     14.24%     15.03%
Net income as a percentage of average
     total assets                               1.33%      1.27%      1.35%
=============================================================================
* Fully tax-equivalent (FTE)

Earnings in 2004 increased  $3,294,000  (19.5%) from 2003.  Net interest  income
(FTE) grew $10,584,000 (17.1%) due to a $180,193,000 (15.2%) increase in average earning assets along with a net interest margin that rose 9 basis points. The loan loss provision increased $2,300,000 in 2004 from 2003, and noninterest income increased $1,885,000 (8.23%) while noninterest expense also increased $4,652,000 (8.38%).

Earnings in 2003 increased  $2,819,000  (20.0%) from 2002.  Net interest  income
(FTE) grew $8,976,000 (16.9%) due to a $239,069,000  (25.3%) increase in average earning assets that was partially offset by a net interest margin that fell 38 basis points. The loan loss provision was reduced by $1,550,000 in 2003 from 2002, and noninterest income increased $3,729,000 (19.4%) while noninterest expense also increased $9,556,000 (20.8%).

The Company's return on average total assets was 1.33% in 2004, compared to 1.27% and 1.35% in 2003 and 2002, respectively. Return on average equity in 2004 was 15.20%, compared to 14.24% in 2003 and 15.03% percent in 2002.

Net Interest Income

The Company's primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) increased $10,584,000 (17.1%) to $72,589,000 from 2003 to 2004. Net interest income (FTE) increased $8,976,000 (16.9%) from 2002 to $62,005,000 in 2003.

Following is a summary of the Company's net interest income for the past three years (dollars in thousands):

    Components of Net Interest Income
   -----------------------------------------------------------------
    Year ended December 31,            2004       2003       2002
                                     -------------------------------
    Interest income                  $84,932    $73,969    $64,696
    Interest expense                 (13,363)   (13,089)   (12,914)
    FTE adjustment                     1,020      1,125      1,247
                                     -------------------------------
    Net interest income (FTE)        $72,589    $62,005    $53,029
   =================================================================
    Net interest margin (FTE)          5.32%      5.23%      5.61%
   =================================================================

Interest income (FTE) increased $10,858,000 (14.5%) from 2003 to 2004, the net effect of higher average balances of those assets partially offset by lower earning-asset yields. The total yield on earning assets dropped from 6.34% in 2003 to 6.30% in 2004, following the trend in overall interest markets in which federal funds rates were reduced in mid-2003 from 1.25% to 1.00%, rose beginning in mid-2004, and ended 2004 at 2.25%. The average yield on loans decreased 52 basis points to 6.85% during 2004. The decrease in average yield on interest-earning assets reduced interest income (FTE) by $4,466,000, while a $180,193,000 (15.2%) increase in average balances of interest-earning assets added $15,324,000 to interest income (FTE) during 2004.

Interest expense increased $274,000 (2.1%) in 2004 from 2003, due to a higher average balance of interest-bearing liabilities that was partially offset by lower rates paid. The average rate paid on interest-bearing liabilities was 1.23% in 2004, 16 basis points lower than in 2003. The decrease in the average rate paid on interest-bearing liabilities decreased interest expense by $1,510,000 from 2003 to 2004, while a $142,598,000 (15.2%) increase in average balances of interest-bearing liabilities increased interest expense by $1,784,000 in 2004.

Interest income (FTE) increased $9,151,000 (13.9%) from 2002 to 2003, due to increased volume of earning assets that was partially offset by lower yields on earning assets. During 2003, the average balance of interest-earning assets increased $239,069,000 (25.3%). The average yield on the Company's earning assets decreased from 6.98% in 2002 to 6.34% in 2003. The decrease in average yield on interest-earning assets reduced interest income (FTE) by $8,739,000, while the increase in average balances of interest-earning assets added $17,890,000 to interest income (FTE) during 2003.

Interest expense increased $175,000 (1.4%) in 2003 from 2002 due to a $195,415,000 (26.2%) increase in average balance of interest-bearing liabilities that was offset by a 34 basis point decrease in the average rate paid on interest-bearing liabilities from 1.73% to 1.39%. The decrease in average yield on interest-bearing liabilities reduced interest expense by $2,280,000, while the increase in average balances of interest bearing liabilities added $2,455,000 to interest expense during 2003.

Net Interest Margin

Following is a summary of the Company's net interest margin for the past three years:

   Components of Net Interest Margin
  --------------------------------------------------------------------------
   Year ended December 31,                       2004       2003      2002
                                               -----------------------------
   Yield on earning assets                       6.30%      6.34%     6.98%
   Rate paid on interest-bearing liabilities     1.23%      1.39%     1.73%
                                               -----------------------------
   Net interest spread                           5.07%      4.95%     5.24%
   Impact of all other net
      noninterest-bearing funds                  0.25%      0.28%     0.37%
                                               -----------------------------
   Net interest margin (FTE)                     5.32%      5.23%     5.61%
  ==========================================================================

During 2002, the Company was able to maintain a relatively stable net interest margin by aggressively reducing rates paid on interest-bearing liabilities as yields on earning assets decreased along with market interest rates. During 2003, it became increasingly difficult to decrease rates on interest-bearing liabilities as market interest rates continued to decrease and hit a low in mid-2003. In addition, the positive impact of all other net noninterest bearing funds on net interest margin was reduced due to the lower market rates of interest at which they could be invested. During 2004, the Company was able to slightly improve its net interest margin by further decreasing rates paid on interest-bearing deposits.

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



                                                                   Year ended December 31, 2004
                                                         -----------------------------------------------
                                                                             Interest           Rates
                                                            Average           income/          earned/
                                                            balance           expense           paid
                                                         -----------------------------------------------
      Assets
      Loans                                               $1,060,556          $72,637           6.85%
      Investment securities - taxable                        268,219           10,549           3.93%
      Investment securities - nontaxable                      34,282            2,748           8.02%
      Federal funds sold                                       1,591               18           1.13%
                                                         ------------        ---------
      Total earning assets                                 1,364,648           85,952           6.30%
                                                                             ---------
      Other assets                                           158,426
                                                         ------------
           Total assets                                   $1,523,074
                                                         ============

      Liabilities and shareholders' equity
      Interest-bearing demand deposits                      $230,637              423           0.18%
      Savings deposits                                       475,796            3,444           0.72%
      Time deposits                                          285,446            6,304           2.21%
      Federal funds purchased                                 36,716              510           1.39%
      Other borrowings                                        24,985            1,301           5.21%
      Junior subordinated debt                                30,500            1,381           4.53%
                                                         ------------        ---------
           Total interest-bearing liabilities              1,084,080           13,363           1.23%
                                                                             ---------
      Noninterest-bearing demand                             283,975
      Other liabilities                                       22,265
      Shareholders' equity                                   132,754
                                                         ------------
           Total liabilities and shareholders' equity     $1,523,074
                                                         ============
      Net interest spread (1)                                                                   5.07%
      Net interest income and interest margin (2)                             $72,589           5.32%
                                                                             =========         =======


(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income by total average earning assets.



                                                                   Year ended December 31, 2003
                                                         -----------------------------------------------
                                                                             Interest           Rates
                                                            Average           income/          earned/
                                                            balance           expense           paid
                                                         -----------------------------------------------
      Assets
      Loans                                                 $827,673          $60,997           7.37%
      Investment securities - taxable                        306,647           10,903           3.56%
      Investment securities - nontaxable                      38,562            3,065           7.95%
      Federal funds sold                                      11,573              129           1.11%
                                                         ------------        ---------
      Total earning assets                                 1,184,455           75,094           6.34%
                                                                             ---------
      Other assets                                           146,099
                                                         ------------
           Total assets                                   $1,330,554
                                                         ============

      Liabilities and shareholders' equity
      Interest-bearing demand deposits                      $208,347              488           0.23%
      Savings deposits                                       384,455            3,441           0.90%
      Time deposits                                          299,799            7,328           2.44%
      Federal funds purchased                                 17,645              189           1.07%
      Other borrowings                                        22,903            1,288           5.62%
      Junior subordinated debt                                 8,333              355           4.26%
                                                         ------------        ---------
           Total interest-bearing liabilities                941,482           13,089           1.39%
                                                                             ---------
      Noninterest-bearing demand                             245,538
      Other liabilities                                       24,941
      Shareholders' equity                                   118,593
                                                         ------------
           Total liabilities and shareholders' equity     $1,330,554
                                                         ============
      Net interest spread (1)                                                                   4.95%
      Net interest income and interest margin (2)                             $62,005           5.23%
                                                                             =========         =======

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income by total average earning assets.


                                                                   Year ended December 31, 2002
                                                         -----------------------------------------------
                                                                             Interest           Rates
                                                            Average           income/          earned/
                                                            balance           expense           paid
                                                         -----------------------------------------------
      Assets
      Loans                                                 $660,668          $52,472           7.94%
      Investment securities - taxable                        204,155            9,430           4.62%
      Investment securities - nontaxable                      43,871            3,435           7.83%
      Federal funds sold                                      36,692              606           1.65%
                                                         ------------        ---------
      Total earning assets                                   945,386           65,943           6.98%
                                                                             ---------
      Other assets                                            94,080
                                                         ------------
           Total assets                                   $1,039,466
                                                         ============

      Liabilities and shareholders' equity
      Interest-bearing demand deposits                      $176,484              469           0.27%
      Savings deposits                                       264,444            2,710           1.02%
      Time deposits                                          282,084            8,441           2.99%
      Federal funds purchased                                    116                2           1.47%
      Other borrowings                                        22,939            1,292           5.63%
                                                         ------------        ---------
             Total interest-bearing liabilities              746,067           12,914           1.73%
                                                                             ---------
      Noninterest-bearing demand                             182,569
      Other liabilities                                       17,250
      Shareholders' equity                                    93,580
                                                         ------------
             Total liabilities and shareholders' equity   $1,039,466
                                                         ============
      Net interest spread (1)                                                                   5.24%
      Net interest income and interest margin (2)                             $53,029           5.61%
                                                                             =========         =======


(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income by total average earning assets.

Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid

The following table sets forth a summary of the changes in the Company's interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates for the past three years. The rate/volume variance has been included in the rate variance. Amounts are calculated on a fully taxable equivalent basis:


                                                           2004 over 2003                          2003 over 2002
                                            -----------------------------------------------------------------------------
                                                             Yield/                                 Yield/
                                              Volume          Rate       Total        Volume         Rate       Total
                                            -----------------------------------------------------------------------------
Increase (decrease) in                                                 (dollars in thousands)
  interest income:
    Loans                                    $17,163        ($5,523)    $11,640      $13,264       ($4,739)     $8,525
    Investment securities                     (1,728)         1,057        (671)       5,041        (3,938)      1,103
    Federal funds sold                          (111)             -        (111)        (415)          (62)       (477)
                                            -----------------------------------------------------------------------------
      Total                                   15,324         (4,466)     10,858       17,890        (8,739)      9,151
                                            -----------------------------------------------------------------------------
Increase (decrease) in
  interest expense:
    Demand deposits (interest-bearing)            52           (117)        (65)          85           (66)         19
    Savings deposits                             818           (815)          3        1,230          (499)        731
    Time deposits                               (351)          (673)     (1,024)         530        (1,643)     (1,113)
    Federal funds purchased                      204            117         321          257           (70)        187
    Junior subordinated debt                     944             82       1,026          355             -         355
    Other borrowings                             117           (104)         13           (2)           (2)         (4)
                                            -----------------------------------------------------------------------------
      Total                                    1,784         (1,510)        274        2,455        (2,280)        175
                                            -----------------------------------------------------------------------------
Increase (decrease) in
  net interest income                        $13,540        ($2,956)    $10,584      $15,435       ($6,459)     $8,976
                                            =============================================================================


Provision for Loan Losses

In 2004, the Company provided $3,550,000 for loan losses compared to $1,250,000 in 2003. The increase in the loan loss provision in 2004 was mainly due to the increase in loan balances. Net loan charge-offs decreased $1,516,000 (54%) to $1,266,000 during 2004. The 2004 net charge-offs represented 0.12% of average loans outstanding in 2004 versus 0.34% in 2003. Nonperforming loans net of government agency guarantees were 0.42% of total loans at December 31, 2004 versus 0.45% at December 31, 2003. The ratio of allowance for loan losses to nonperforming loans was 327% at the end of 2004 versus 313% at the end of 2003.

In 2003, the Bank provided $1,250,000 for loan losses compared to $2,800,000 in 2002. Net loan charge-offs increased $1,301,000 (88%) to $2,782,000 during 2003.
Included in the $2,782,000 of net loan charge-offs during 2003 is a net charge-off of $1,600,000 related to two commercial real estate loans to a single entity that was collateralized by a single building. The Company had previously established a specific allowance for the two commercial real estate loans noted above in its allowance for loan losses. Collection of the loan was realized on July 31, 2003 through receipt of net proceeds of $11,500,000 from the sale of the building. The collection resulted in a recovery of $300,000 of the $1,900,000 charged-off on these loans during the quarter ended June 30, 2003. Net charge-offs of consumer installment loans increased $191,000 (93%) from 2002 to 2003. Net charge-offs of commercial, financial and agricultural loans increased $465,000 (99%) in 2003, while net charge-offs of real estate mortgage loans increased $655,000 (81%). The 2003 charge-offs represented 0.34% of average loans outstanding versus 0.22% in 2002. Nonperforming loans net of government agency guarantees as a percentage of total loans were 0.45% and 1.19% at December 31, 2003 and 2002, respectively. The ratio of allowance for loan losses to nonperforming loans was 313% at the end of 2003 versus 176% at the end of 2002.

Noninterest Income

The following table summarizes the Company's noninterest income for the past three years (dollars in thousands):


      Components of  Noninterest Income
     ---------------------------------------------------------------------------
      Year ended December 31,                       2004       2003       2002
                                             -----------------------------------

         Service charges on deposit accounts      $13,239    $12,495     $8,915
         ATM fees and interchange                   2,652      2,220      1,823
         Other service fees                         1,939      1,782      1,261
         Amortization of mortgage servicing rights   (739)    (1,356)      (713)
         Recovery of  (provision for) mortgage
            servicing rights valuation allowance      600       (600)         -
         Gain on sale of loans                      1,659      4,168      3,641
         Commissions on sale of
             nondeposit investment products         2,327      1,766      2,467
         Gain on sale of investments                    -        197          -
         Increase in cash value of life insurance   1,499      1,296        606
         Other noninterest income                   1,618        941      1,180
                                             -----------------------------------
         Total noninterest income                 $24,794    $22,909    $19,180
     ===========================================================================

Noninterest income increased $1,885,000 (8.2%) to $24,794,000 in 2004. Service charges on deposit accounts was up $744,000 (6.0%) due to growth in number of customers. ATM fees and interchange, and other service fees were up $432,000 (19.5%) and $157,000 (8.8%) due to expansion of the Company's ATM network and customer base through de-novo branch expansion. Overall, mortgage banking activities, which includes amortization of mortgage servicing rights, mortgage servicing fees, provision for mortgage servicing valuation allowance, and gain on sale of loans, accounted for $2,448,000 of noninterest income in the 2004 compared to $3,061,000 in 2003. The decrease in the amortization of mortgage servicing rights and the recovery of mortgage servicing valuation allowance taken in 2004 are the result of the recent slowdown in mortgage refinance activity. While the Company benefits from decreased amortization and recovery of mortgage servicing valuations of mortgage servicing rights during periods of low levels of mortgage refinance activity, it may also experience decreased gain on sale of loans. Commissions on sale of nondeposit investment products increased $561,000 (31.8%) in 2004 due to higher demand for annuity products. Other noninterest income increased $677,000 (71.9%) to $1,618,000 due to increases in gain on sale of other real estate owned and lease brokerage income from $113,000 and $0, respectively, in 2003 to $566,000 and $227,000, respectively, in 2004.

Noninterest income increased $3,729,000 (19.4%) to $22,909,000 in 2003. Service charges on deposit accounts was up $3,580,000 (40.2%) due to 2003 being the first full year of the Company's overdraft privilege product that was introduced in July 2002. ATM fees and interchange, and other service fees were up $397,000 (21.8%) and $521,000 (41.3%) due to expansion of the Company's ATM network and customer base through de-novo branch expansion and the acquisition of North State National Bank. Overall, mortgage banking activities, which includes amortization of mortgage servicing rights, mortgage servicing fees, provision for mortgage servicing valuation allowance, and gain on sale of loans, accounted for $3,061,000 of noninterest income in 2003 compared to $3,547,000 in 2002. The increase in the amortization of mortgage servicing rights and the provision for mortgage servicing valuation allowance taken in 2003 are the result of the recent peak in mortgage refinance activity. While the Company benefits from increased gain on sale of loans during periods of high levels of mortgage refinance activity, it may also experience increased amortization and provisions for mortgage servicing valuations of mortgage servicing rights. Commissions on sale of nondeposit investment products decreased $701,000 (28.4%) in 2003 due to lower demand for annuity products. Income from increase in cash value of life insurance increased $690,000 (114%) due to an increase in life insurance owned by the Company from $15,208,000 at December 31, 2002 to $38,980,000 at December 31, 2003.

Securities Transactions

During 2004 the Bank had no sales of securities. Also during 2004, the Bank received proceeds from maturities of securities totaling $79,442,000, and used $59,091,000 to purchase securities.

During 2003 the Bank realized net gains of $197,000 on the sale of securities with market values of $22,320,000. In addition, during 2003, the Bank received proceeds from maturities of securities totaling $205,021,000, purchased $168,953,000 of securities, and acquired $41,000,000 of securities through the acquisition of North State National Bank.

Noninterest Expense

The following table summarizes the Company's other noninterest expense for the past three years:

     Components of  Noninterest Expense              (dollars in thousands)
    ----------------------------------------------------------------------------
     Year ended December 31,                     2004         2003         2002
                                          --------------------------------------
     Salaries and benefits                     $33,191      $29,714      $24,290
     Equipment and data processing               5,315        4,947        4,095
     Occupancy                                   3,926        3,493        2,954
     Professional fees                           2,481        2,315        1,696
     Telecommunications                          1,773        1,539        1,422
     Advertising                                 1,026        1,062        1,263
     Intangible amortization                     1,358        1,207          911
     ATM network charges                         1,322        1,043          847
     Postage                                       864          855          801
     Courier service                               814          795          720
     Operational losses                            428          657          534
     Assessments                                   297          268          233
     Net other real estate owned expense            11          124           26
     Other                                       7,373        7,508        6,179
                                          --------------------------------------
     Total noninterest expense                 $60,179      $55,527      $45,971
    ============================================================================
     Average full time equivalent staff            537          505          435
     Noninterest expense to revenue (FTE)       61.80%       65.39%       63.66%

Salary and benefit expenses increased $3,477,000 (11.7%) to $33,191,000 in 2004 compared to 2003. Base salaries increased $1,867,000 (9.8%) to $20,939,000 in 2004. The increase in base salaries was mainly due to an 6.3% increase in average full time equivalent employees from 505 during 2003 to 537 during 2004, primarily due to the opening of branches in Folsom, Turlock and Woodland in December 2003, April 2004, and November 2004, respectively. Incentive and commission related salary expenses increased $65,000 (1.5%) to $4,519,000 in 2004. The small increase in incentive and commission related salary expense is consistent with performance targets being reached to similar extents in 2004 and 2003. These results are consistent with the Bank's strategy of working more efficiently with fewer employees who are compensated in part based on their business unit's performance or on their ability to generate revenue. Benefits expense, including retirement, medical and workers' compensation insurance, and taxes, increased $1,545,000 (25.0%) to $7,733,000 during 2004.

Salary and benefit expenses increased $5,424,000 (22.3%) in 2003 compared to 2002. Base salaries and benefits increased $3,324,000 (21.1%) to $19,072,000 in 2003. The increase in base salaries was mainly due to a 16.1% increase in average full time equivalent employees from 435 in 2002 to 505 in 2003, and annual salary increases. Incentive and commission related salary expenses increased $1,004,000 (29.1%) to $4,454,000 in 2003. The increase in incentive and commission expenses was directly tied to significant loan, deposit, and revenue growth during 2003. Benefits expense, including retirement, medical and workers' compensation insurance, and taxes, increased $1,096,000 (21.5%) to $6,188,000 during 2003.

Other noninterest expenses increased $1,175,000 (4.6%) to $26,988,000 in 2004. Increases in the areas of equipment and data processing, occupancy, telecommunications, and courier service from 2003 to 2004 were mainly due to the opening of branches in Folsom, Turlock and Woodland in December 2003, April 2004, and November 2004, respectively.

Other noninterest expense increased $4,132,000 (19.1%) to $25,813,000 in 2003. Increases in the areas of equipment and data processing, occupancy, telecommunications, and ATM network charges were mainly due to the first full year of operation of the Oroville, Brentwood, and Natomas branches, the opening in 2003 of branches in Chico, Roseville and Folsom, the continued operation of one branch added through the acquisition of North State National Bank in April 2003, and enhancements to data processing and ATM network equipment. One-time merger expenses related to the North State acquisition were insignificant. All expense reductions realized through the acquisition of North State were effected immediately upon acquisition in April 2003. Increases in professional fees and operational losses were related to the first full year operation of the Company's overdraft privilege product introduced in July 2002, and were more than offset by the large revenue that product is producing. The increase in intangible amortization was due to the North State acquisition.

Provision for Taxes

The effective tax rate on income was 38.2%, 37.5%, and 36.6% in 2004, 2003, and 2002, respectively. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $3,188,000, $2,636,000, and $2,031,000, respectively, in these years. Tax-exempt income of $1,735,000, $1,940,000, and $2,188,000, respectively, from investment securities, and $1,499,000, $1,296,000, and $606,000, respectively, from increase in cash value of life insurance in these years helped to reduce the effective tax rate.

Financial Ratios

The following table shows the Company's key financial ratios for the past three years:

   Year ended December 31,                        2004        2003       2002
                                               --------------------------------
   Return on average total assets                 1.33%       1.27%      1.35%
   Return on average shareholders' equity        15.20%      14.24%     15.03%
   Shareholders' equity to total assets           8.50%       8.71%      8.65%
   Common shareholders' dividend payout ratio    33.34%      36.36%     39.95%
  ==============================================================================

Loans

The Bank concentrates its lending activities in four principal areas: commercial loans (including agricultural loans), consumer loans, real estate mortgage loans (residential and commercial loans and mortgage loans originated for sale), and real estate construction loans. At December 31, 2004, these four categories accounted for approximately 12%, 35%, 46%, and 7% of the Bank's loan portfolio, respectively, as compared to 14%, 33%, 47%, and 6%, at December 31, 2003. The shift in the percentages was primarily due to the Bank's ability to increase all loan categories except commercial, financial and agricultural during 2004. The shift in percentages is reflected in the Company's assessment of the adequacy of the allowance for loan losses. The increase in consumer loans during 2004 was mainly due to increases in home equity lines of credit and automobile loans. The increase in real estate mortgage loans during 2004 was mainly due to increases in commercial real estate mortgage loans. The interest rates charged for the loans made by the Bank vary with the degree of risk, the size and maturity of the loans, the borrower's relationship with the Bank and prevailing money market rates indicative of the Bank's cost of funds.

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

At December 31, 2004 loans totaled $1,172,967,000 and was a 19.4% ($190,507,000)
increase over the balances at the end of 2003. Demand for home equity loans and auto loans (both classified as consumer loans) were strong throughout 2004. Commercial real estate mortgage loan activity was strong in 2004. Commercial and agriculture related loan growth continued to be relatively weak in 2004, and competition for such loans was high. The average loan-to-deposit ratio in 2004 was 83.1% compared to 72.2% in 2003.

At December 31, 2003 loans totaled  $982,460,000 and was a 42.9%  ($294,938,000)
increase over the balances at the end of 2002. Contributing to the increase in loans was $76,000,000 of loans obtained through the acquisition of North State National Bank on April 4, 2003. Demand for commercial and agriculture related loans, commercial real estate mortgage loans, and real estate construction loans improved in the Company's market areas in 2003. Demand for home equity and auto loans remained strong throughout 2003. The average loan-to-deposit ratio in 2003 was 72.2% compared to 71.1% in 2002.

Loan Portfolio Composite

The following table shows the Company's loan balances for the past five years:

                                                                            December 31,
(dollars in thousands)                           2004           2003            2002           2001           2000
                                           ----------------------------------------------------------------------------
Commercial, financial and agricultural         $140,332       $142,252        $125,982       $130,054       $148,135
Consumer installment                            410,198        320,248         201,858        155,046        120,247
Real estate mortgage                            544,373        458,369         319,969        326,897        334,010
Real estate construction                         78,064         61,591          39,713         46,735         37,999
                                           ----------------------------------------------------------------------------
    Total loans                              $1,172,967       $982,460        $687,522       $658,732       $640,391
                                           ============================================================================


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

The following is a summary of classified assets on the dates indicated (dollars in thousands):

                             At December 31, 2004         At December 31, 2003
                           -------------------------    ------------------------
                            Gross Guaranteed   Net       Gross Guaranteed   Net
                           -----------------------------------------------------
Classified loans           $22,337  $9,436   $12,901    $29,992 $11,209  $18,783
Other classified assets          -       -         -        932       -      932
                           -----------------------------------------------------
Total classified assets    $22,337  $9,436   $12,901    $30,924 $11,209  $19,715
                           =====================================================
Allowance for loan losses/
   Classified loans                           124.5%                       69.9%

Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies at December 31, 2004, decreased $6,814,000 (34.6%) to $12,901,000 from $19,715,000 at December 31, 2003.

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

Interest income on nonaccrual loans, which would have been recognized during the year, ended December 31, 2004, if all such loans had been current in accordance with their original terms, totaled $1,231,000. Interest income actually recognized on these loans in 2004 was $965,000.

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

The following tables set forth the amount of the Bank's nonperforming assets net
of  guarantees  of  the  U.S.   government,   including  its  agencies  and  its
government-sponsored agencies, as of the dates indicated:


                                                  December 31, 2004             December 31, 2003
                                              -------------------------    -------------------------
(dollars in thousands):                         Gross Guaranteed  Net       Gross Guaranteed   Net
                                              ------------------------------------------------------
Performing nonaccrual loans                   $11,043   $7,442   $3,601    $10,997  $7,936   $3,061
Nonperforming, nonaccrual loans                 1,418      174    1,244      2,551   1,252    1,299
                                              ------------------------------------------------------
     Total nonaccrual loans                    12,461    7,616    4,845     13,548   9,188    4,360
Loans 90 days past due and still accruing          61                61         34       -       34
                                              ------------------------------------------------------
     Total nonperforming loans                 12,522    7,616    4,906     13,582   9,188    4,394
Other real estate owned                             -        -        -        932       -      932
                                              ------------------------------------------------------
     Total nonperforming loans and OREO       $12,522   $7,616   $4,906    $14,514  $9,188   $5,326
                                              ======================================================

Nonperforming loans to total loans                                0.42%                       0.45%
Allowance for loan losses/nonperforming loans                      327%                        313%
Nonperforming assets to total assets                              0.30%                       0.36%


                                                  December 31, 2002             December 31, 2001
                                              -------------------------    -------------------------
(dollars in thousands):                         Gross Guaranteed  Net       Gross Guaranteed   Net
                                              ------------------------------------------------------
Performing nonaccrual loans                   $13,199   $8,432   $4,767     $2,733       -   $2,733
Nonperforming, nonaccrual loans                 4,091      718    3,373      3,120    $387    2,733
                                              ------------------------------------------------------
     Total nonaccrual loans                    17,290    9,150    8,140      5,853     387    5,466
Loans 90 days past due and still accruing          40        -       40        584       -      584
                                              ------------------------------------------------------
     Total nonperforming loans                 17,330    9,150    8,180      6,437     387    6,050
Other real estate owned                           932        -      932         71       -       71
                                              ------------------------------------------------------
     Total nonperforming loans and OREO       $18,262    9,150   $9,112     $6,508    $387   $6,121
                                              ======================================================

Nonperforming loans to total loans                                1.19%                       0.92%
Allowance for loan losses/nonperforming loans                      176%                        216%
Nonperforming assets to total assets                              0.80%                       0.61%


                                                  December 31, 2000
                                              -------------------------
(dollars in thousands):                         Gross Guaranteed  Net
                                              -------------------------
Performing nonaccrual loans                    $4,331     $142   $4,189
Nonperforming, nonaccrual loans                 8,161       88    8,073
                                              -------------------------
     Total nonaccrual loans                    12,492      230   12,262
Loans 90 days past due and still accruing         965        -      965
                                              -------------------------
     Total nonperforming loans                 13,457      230   13,227
Other real estate owned                         1,441        -    1,441
                                              -------------------------
     Total nonperforming loans and OREO       $14,898     $230  $14,668
                                              =========================

Nonperforming loans to total loans                                2.07%
Allowance for loan losses/nonperforming loans                       88%
Nonperforming assets to total assets                              1.51%

During 2004, nonperforming assets net of government guarantees decreased $420,000 (7.9%) to a total of $4,906,000. Nonperforming loans net of government guarantees increased $512,000 (11.7%) to $4,906,000, and other real estate owned
(OREO) decreased $932,000 to $0 during 2004. The ratio of nonperforming loans to total loans at December 31, 2004 was 0.42% versus 0.45% at the end of 2003. Classifications of nonperforming loans as a percent of total loans at the end of 2004 were as follows: secured by real estate, 75%; loans to farmers, 11%; commercial loans, 8%; and consumer loans, 6%.

During 2003, nonperforming assets net of government guarantees decreased $3,786,000 (41.6%) to $5,326,000. Nonperforming loans decreased $3,786,000
(46.3%) to $4,394,000. The ratio of nonperforming loans to total loans at December 31, 2003 was 0.45% versus 1.19% at the end of 2002. Classifications of nonperforming loans as a percent of the total at the end of 2003 were as follows: secured by real estate, 66%; loans to farmers, 19%; commercial loans, 10%; and consumer loans, 5%.

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

The third component, the environmental factor allowance, is a component that is not allocated to specific loans or groups of loans, but rather is intended to absorb losses that may not be provided for by the other components.

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

Specifically, in assessing how much environmental factor allowance needed to be provided at December 31, 2004, management considered the following:

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

Each of these considerations was assigned a factor and applied to a portion or all of the loan portfolio. Since these factors are not derived from experience and are applied to large non-homogeneous groups of loans, they are available for use across the portfolio as a whole.

The following table sets forth the Bank's loan loss reserve as of the dates indicated:


                                                         December 31,
                               -------------------------------------------------------------
                                   2004        2003         2002        2001         2000
                               -------------------------------------------------------------
                                                    (dollars in thousands)
Specific allowance                  $820      $1,003       $5,299      $5,672       $3,266
Formula allowance                  8,547       6,989        5,603       4,685        5,502
Unallocated allowance              6,690       5,781        3,475       2,701        2,902
                               -------------------------------------------------------------
    Total allowance              $16,057     $13,773      $14,377     $13,058      $11,670
                               =============================================================
Allowance for loan losses
   to loans                        1.37%       1.40%        2.09%       1.98%        1.82%


Based on the current conditions of the loan portfolio, management believes that the $16,057,000 allowance for loan losses at December 31, 2004 is adequate to absorb probable losses inherent in the Bank's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes, for the years indicated, the activity in the allowance for loan losses:


                                                               December 31,
                                   -----------------------------------------------------------------
                                         2004        2003          2002         2001         2000
                                   -----------------------------------------------------------------
                                                          (dollars in thousands)

Balance, beginning of year             $13,773     $14,377       $13,058      $11,670      $11,037
Addition through merger                      -         928             -            -            -
Provision charged to operations          3,550       1,250         2,800        4,400        5,000
Loans charged off:
  Commercial, financial and
    agricultural                          (901)     (1,142)         (668)      (2,861)      (4,450)
  Consumer installment                    (731)       (475)         (299)        (134)        (103)
  Real estate mortgage                       -      (2,136)         (819)        (218)        (152)
                                   -----------------------------------------------------------------
    Total loans charged-off             (1,632)     (3,753)       (1,786)      (3,213)      (4,705)
                                   -----------------------------------------------------------------
Recoveries:
  Commercial, financial and
    agricultural                            70         206           197           92          281
  Consumer installment                     175          79            94           34           54
  Real estate mortgage                     121         686            14           75            3
                                   -----------------------------------------------------------------
    Total recoveries                       366         971           305          201          338
                                   -----------------------------------------------------------------
Net loans charged-off                   (1,266)     (2,782)       (1,481)      (3,012)      (4,367)
                                   -----------------------------------------------------------------
Balance, year end                      $16,057     $13,773       $14,377      $13,058      $11,670
                                   =================================================================
Average total  loans                $1,060,556    $827,673      $660,668     $647,317     $624,717

Ratios:
Net charge-offs during period to
  average loans outstanding during
  period                                 0.12%       0.34%         0.22%        0.47%        0.70%
Provision for loan losses to
   average loans outstanding             0.33%       0.15%         0.42%        0.68%        0.80%
Allowance to loans at year end           1.37%       1.40%         2.09%        1.98%        1.82%
                                   -----------------------------------------------------------------



The following tables summarize the allocation of the allowance for loan losses between loan types:

                                               December 31, 2004         December 31, 2003         December 31, 2002
                                           ------------------------- ------------------------  ------------------------
 (dollars in thousands)                                Percent of                Percent of                Percent of
                                                      loans in each             loans in each             loans in each
                                                       category to               category to               category to
                                            Amount     total loans    Amount      total loans   Amount     total loans

Balance at end of period applicable to:
Commercial, financial and agricultural      $2,363        11.9%       $2,762        14.5%       $6,791        18.4%
Consumer installment                         5,603        35.0%        4,233        32.5%        2,833        29.4%
Real estate mortgage                         7,077        46.4%        5,976        46.7%        4,229        46.4%
Real estate construction                     1,014         6.7%          802         6.3%          524         5.8%
                                          ---------     --------    ---------     --------    ---------     --------
                                           $16,057       100.0%      $13,773       100.0%      $14,377       100.0%
                                          =========     ========    =========     ========    =========     ========


                                                          December 31, 2001         December 31, 2000
                                                       -----------------------  -----------------------
 (dollars in thousands)                                             Percent of                Percent of
                                                                   loans in each             loans in each
                                                                    category to               category to
Balance at end of period applicable to:                  Amount     total loans    Amount     total loans
Commercial, financial and agricultural                   $6,929        19.8%        $6,873       43.4%
Consumer installment                                      1,896        23.5%         1,373       15.9%
Real estate mortgage                                      3,709        49.6%         2,925       34.8%
Real estate construction                                    524         7.1%           499        5.9%
                                                       ---------     --------     ---------    --------
                                                        $13,058       100.0%       $11,670      100.0%
                                                       =========     ========     =========    ========


Other Real Estate Owned

The other real estate owned (OREO) balance was $0 and $932,000 at December 31, 2004 and 2003, respectively. The Bank disposed of properties with a value of $932,000 in 2004. OREO properties consist of a mixture of land, single family residences, and commercial buildings.

Intangible Assets

At December 31, 2004 and 2003, the Bank had intangible assets totaling $20,927,000 and $21,604,000, respectively. The intangible assets resulted from the Bank's 1997 acquisitions of certain Wells Fargo branches and Sutter Buttes Savings Bank, the April 2003 acquisition of North State National Bank, and an additional minimum pension liability related to the Company's supplemental retirement plans. Intangible assets at December 31, 2004 and 2003 were comprised of the following:
                                                      December 31,
                                                 2004             2003
                                              --------------------------
                                                (dollars in thousands)
Core-deposit intangible                         $4,442           $5,800
Additional minimum pension liability               966              285
Goodwill                                        15,519           15,519
                                              --------------------------
  Total intangible assets                      $20,927          $21,604
                                              ==========================

Amortization of core deposit intangible assets amounting to $1,358,000, $1,207,000, and $911,000, was recorded in 2004, 2003, and 2002, respectively.
The minimum pension liability intangible asset is not amortized but adjusted annually based upon actuarial estimates.

Deposits

Deposits at December 31, 2004 increased $112,010,000 (9.1%) over the 2003 year-end balances to $1,348,833,000. All categories of deposits increased in 2004. Included in the December 31, 2004 certificate of deposit balances is $20,000,000 from the State of California. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank's request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally favorable to other wholesale funding sources available to the Bank.

Deposits at December 31, 2003 increased  $231,586,000  (23.0%) to $1,236,823,000 over 2002 year-end balances. All categories of deposits except certificates of deposit increased in 2003. On April 4, 2003, the Company acquired North State National Bank which at the time had deposits totaling $126,000,000. Included in the December 31, 2003 certificate of deposit balance is $20,000,000 from the State of California.

Long-Term Debt

During 2004, the Bank repaid $43,000 of long-term debt. In 2003, the Bank made principal payments of $37,000 on long-term debt obligations. See Note 7 to the consolidated financial statements at Item 8 of this report for a discussion about the Company's other borrowings, including long-term debt.

Junior Subordinated Debt

See Note 8 to the consolidated financial statements at Item 8 of this report for a discussion about the Company's issuance of junior subordinated debt during 2004 and 2003.

Equity

See Note 10 and Note 19 in the consolidated financial statements at Item 8 of this report for a discussion of shareholders' equity and regulatory capital, respectively. Management believes that the Company's capital is adequate to support anticipated growth, meet the cash dividend requirements of the Company and meet the future risk-based capital requirements of the Bank and the Company.

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

Interest Rate Risk Simulation of Net Interest Income and Net Income as of December 31, 2004

                                Estimated Change in       Estimated Change in
  Change in Interest       Net Interest Income (NII)         Net Income (NI)
  Rates (Basis Points)         (as % of "flat" NII)        (as % of "flat" NI)
  +300 (ramp)                        (0.80%)                    (1.54%)
  +200 (ramp)                        (0.62%)                    (1.20%)
  +100 (ramp)                        (0.42%)                    (0.80%)
  +   0 (flat)                           --                         --
  -100 (ramp)                         0.53%                      1.02%
  -200 (ramp)                         1.54%                      2.96%
  -300 (ramp)                         1.80%                      3.44%

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

The following table summarizes the effect on market value of equity due to changing interest rates as measured against a flat rate (no change) scenario:

Interest Rate Risk Simulation of Market Value of Equity as of December 31, 2004

                                               Estimated Change in
     Change in Interest                   Market Value of Equity (MVE)
     Rates (Basis Points)                     (as % of "flat" MVE)
     +300 (shock)                                    (2.87%)
     +200 (shock)                                    (2.04%)
     +100 (shock)                                    (0.92%)
     +   0 (flat)                                        --
     -100 (shock)                                    (0.30%)
     -200 (shock)                                    (3.57%)
     -300 (shock)                                    (4.52%)

These results indicate that given a "flat" balance sheet scenario, and if deposit rates track general interest rate changes by approximately 50%, the Company's balance sheet is slightly liability sensitive. "Liability sensitive" implies that earnings decrease when interest rates rise, and increase when interest rates decrease. The magnitude of all the simulation results noted above is within the Bank's policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

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

The following interest rate sensitivity table shows the Bank's repricing gaps as of December 31, 2004. In this table transaction deposits, which may be repriced at will by the Bank, have been included in the less than 3-month category. The inclusion of all of the transaction deposits in the less than 3-month repricing category causes the Bank to appear liability sensitive. Because the Bank may reprice its transaction deposits at will, transaction deposits may or may not reprice immediately with changes in interest rates. In recent years of moderate interest rate changes the Bank's earnings have reacted as though the gap
position  is  slightly   asset   sensitive   mainly  because  the  magnitude  of
interest-bearing liability repricing has been less than the magnitude of interest-earning asset repricing. This difference in the magnitude of asset and liability repricing is mainly due to the Bank's strong core deposit base, which although they may be repriced within three months, historically, the timing of their repricing has been longer than three months and the magnitude of their repricing has been minimal.

Due to the limitations of gap analysis, as described above, the Bank does not actively use gap analysis in managing interest rate risk. Instead, the Bank relies on the more sophisticated interest rate risk simulation model described above as its primary tool in measuring and managing interest rate risk.


Interest Rate Sensitivity - December 31, 2004
                                                                          Repricing within:
                                          -------------------------------------------------------------------------------
(dollars in thousands)                    Less than 3          3 - 6           6 - 12            1 - 5            Over
                                            months            months           months            years           5 years
                                          -------------------------------------------------------------------------------
Interest-earning  assets:
    Securities                               $33,156           $20,382          $38,869          $161,563         $32,043
    Loans                                    479,887            44,385           78,604           407,061         146,973
                                          -------------------------------------------------------------------------------
Total interest-earning assets               $513,042           $64,767         $117,473          $568,624        $179,016
                                          -------------------------------------------------------------------------------
Interest-bearing liabilities
    Transaction deposits                  $1,015,237       $       ---      $       ---     $         ---   $         ---
    Time                                     116,175            50,092           62,178           105,013             138
    Other borrowings                           5,320                13               28            22,791             ---
    Junior subordinated debt                  41,238               ---              ---               ---             ---
                                          -------------------------------------------------------------------------------
Total interest-bearing liabilities        $1,177,970           $50,105          $62,206          $127,803            $138
                                          -------------------------------------------------------------------------------
Interest sensitivity gap                   ($664,928)          $14,662          $55,267          $440,821        $178,872
Cumulative sensitivity gap                 ($664,928)        ($650,266)       ($594,999)        ($154,178)        $24,694
As a percentage of earning assets:
 Interest sensitivity gap                    (46.08%)            1.02%            3.83%            30.55%          12.40%
 Cumulative sensitivity gap                  (46.08%)          (45.07%)         (41.24%)          (10.69%)          1.71%


Liquidity

Liquidity refers to the Bank's ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet. Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Consolidated Statement of Cash Flows. Net cash used by investing activities totaled approximately $176,975,000 in 2004. Increased loan balances were responsible for the major use of funds in this category.

Liquidity is generated from liabilities through deposit growth and short-term borrowings. These activities are included under financing activities in the Consolidated Statement of Cash Flows. In 2004, financing activities provided funds totaling $136,620,000. Internal deposit growth provided funds amounting to $112,010,000. The Bank also had available correspondent banking lines of credit totaling $50,000,000 at year-end. In addition, at December 31, 2004, the Company had loans and securities available to pledge towards future borrowings from the Federal Home Loan Bank of up to $101,391,000. As of December 31, 2004, the Company had $28,152,000 of long-term debt and other borrowings as described in
Note 7 of the consolidated financial statements of the Company and the related notes at Item 8 of this report. While these sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided or used through the results of operating activities. In 2004, operating activities provided cash of $29,463,000.

The Bank classifies its entire investment portfolio as available for sale (AFS). The AFS securities plus cash and cash equivalents in excess of reserve requirements totaled $356,050,000 at December 31, 2004, which was 21.9% of total assets at that time. This was down from $392,401,000 and 26.7% at the end of 2003.

The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in the following table. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available. The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank's option. At December 31, 2004, 2003 and 2002, the Bank had $20,000,000 of these State deposits.

Certificates of Deposit in Denominations of $100,000 or More

                                         Amounts as of December 31,
                                    -----------------------------------
(dollars in thousands)                 2004          2003         2002
                                    -----------------------------------
Time remaining until maturity:
Less than 3 months                   $57,500       $39,264      $32,932
3 months to 6 months                  13,910        11,018       16,311
6 months to 12 months                 17,581         9,413       12,455
More than 12 months                   40,415        34,805       28,706
                                    -----------------------------------
  Total                             $129,406       $94,500      $90,404
                                    ===================================

Loan demand also affects the Bank's liquidity position. The following table presents the maturities of loans, net of deferred loan costs, at December 31, 2004:


Loan Maturities - December 31, 2004
                                                                                 After
                                                                                One But
                                                               Within           Within            After 5
                                                              One Year          5 Years            Years            Total
                                                             ---------------------------------------------------------------
                                                                                  (dollars in thousands)
Loans with predetermined interest rates:
  Commercial, financial and agricultural                        $17,008          $26,287            $3,419          $46,714
  Consumer installment                                           35,435           92,399            81,377          209,211
  Real estate mortgage                                           26,342           80,926           126,397          233,665
  Real estate construction                                       24,811              814             3,015           28,640
                                                             ---------------------------------------------------------------
                                                               $103,596         $200,426          $214,208         $518,230
                                                             ---------------------------------------------------------------
Loans with floating interest rates:
  Commercial, financial and agricultural                        $65,502          $26,477            $1,639          $93,618
  Consumer installment                                          200,984                3                 -          200,987
  Real estate mortgage                                           27,183           70,211           213,314          310,708
  Real estate construction                                       28,632           11,504             9,288           49,424
                                                             ---------------------------------------------------------------
                                                               $322,301         $108,195          $224,241         $654,737
                                                             ---------------------------------------------------------------
     Total loans                                               $425,897         $308,621          $438,449       $1,172,967
                                                             ===============================================================


The maturity distribution and yields of the investment portfolio is presented in the following table. The timing of the maturities indicated in the table below is based on final contractual maturities. Most mortgage-backed securities return principal throughout their contractual lives. As such, the weighted average life of mortgage-backed securities based on outstanding principal balance is usually significantly shorter than the final contractual maturity indicated below. At December 31, 2004, the Bank had no held-to-maturity securities.

Securities Maturities and Weighted Average Tax Equivalent Yields - December 31, 2004


                                                       After One Year   After Five Years
                                          Within         but Through       but Through        After Ten
                                         One Year        Five Years         Ten Years           Years             Total
                                      ------------------------------------------------------------------------------------
                                       Amount  Yield     Amount Yield     Amount  Yield     Amount  Yield    Amount  Yield
                                      ------------------------------------------------------------------------------------
Securities Available-for-Sale                                        (dollars in thousands)
------------------------------
Obligations of US government
  corporations and agencies             $258   5.58%    $6,015  5.39%   $208,311  3.88%    $24,311  5.90%  $238,895  4.13%
Obligations of states and
  political subdivisions                  56   4.33%     1,353  6.35%     11,590  7.87%     21,908  7.69%    34,907  7.69%
Corporate bonds                            -      -      2,105  7.65%          -     -      10,106  3.30%    12,211  4.05%
--------------------------------------------------------------------------------------------------------------------------
Total securities available-for-sale     $314   5.36%    $9,473  6.03%   $219,901  4.09%    $56,325  6.13%  $286,013  4.56%
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

Off-Balance Sheet Items

The Bank has certain ongoing commitments under operating and capital leases. See
Note 9 of the financial statements at Item 8 of this report for the terms. These commitments do not significantly impact operating results. As of December 31, 2004 commitments to extend credit and commitments related to the Bank's deposit overdraft privilege product were the Bank's only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $445,054,000 and $332,932,000 at December 31, 2004 and 2003, respectively, and represent 38.0% of the total loans outstanding at year-end 2004 versus 33.9% at December 31, 2003. Commitments related to the Bank's deposit overdraft privilege product totaled $28,815,000 and $0 at December 31, 2004 and 2003, respectively.


Certain Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of December 31, 2004:

                                                              Less than        1-3          3-5       More than
(dollars in thousands)                             Total      one year        years        years       5 years
                                                 ----------------------------------------------------------------
Federal funds purchased                           $46,400      $46,400            -            -            -
FHLB loan, fixed rate of 5.41%
   payable on April 7, 2008, callable
   in its entirety by FHLB on a quarterly
   basis beginning April 7, 2003                   20,000            -            -      $20,000            -
FHLB loan, fixed rate of 5.35%
   payable on December 9, 2008                      1,500            -            -        1,500            -
FHLB loan, fixed rate of 5.77%
   payable on February 23, 2009                     1,000            -            -       $1,000            -
Capital lease obligation on premises,
   effective rate of 13% payable
   monthly in varying amounts
   through December 1, 2009                           344            -            -          344            -
Other collateralized borrowings, fixed rate
   of  0.91% payable on January 2, 2005             5,308        5,308            -            -            -
Junior subordinated debt, adjustable rate
   of three-month LIBOR plus 3.05%,
   callable in whole or in part by the
   Company on a quarterly basis beginning
   October 7, 2008, matures October 7, 2033        20,619            -            -            -       20,619
Junior subordinated debt, adjustable rate
   of three-month LIBOR plus 2.55%,
   callable in whole or in part by the
   Company on a quarterly basis beginning
   July 23, 2009, matures July 23, 2034            20,619            -            -            -       20,619
Operating lease obligations                         6,806        1,327       $2,202        1,662        1,615
Deferred compensation(1)                            1,544          262          462          427          393
Supplemental retirement plans(1)                    4,996          488          956          926        2,626
Employment agreements                                 233          115          118            -            -
                                                 ----------------------------------------------------------------
Total contractual obligations                    $129,369      $53,900       $3,738      $25,859      $45,872
                                                 ================================================================


   (1) These amounts represent known certain payments to participants under the Company's deferred compensation and supplemental retirement plans. See Note 14 in the financial statements at Item 8 of this report for additional information related to the Company's deferred compensation and supplemental retirement plan liabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Market Risk Management" under Item 7 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
                                                                       Page

  Consolidated Balance Sheets as of December 31, 2004 and 2003          36
  Consolidated Statements of Income for
      the years ended December 31, 2004, 2003, and 2002                 37
  Consolidated Statements of Changes in Shareholders' Equity
      for the years ended December 31, 2004, 2003, and 2002             38
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2004, 2003, and 2002                                  39
  Notes to Consolidated Financial Statements                            40
  Management's Report of Internal Control over Financial Reporting      67
  Independent Registered Public Accounting Firm's Reports               68

                                TRICO BANCSHARES
                           CONSOLIDATED BALANCE SHEETS

                                                        At December 31,
                                                     2004            2003
                                               ---------------------------------
                                               (in thousands, except share data)
Assets
Cash and due from banks                             $70,037         $80,603
Federal funds sold                                        -             326
                                               ---------------------------------
Cash and cash equivalents                            70,037          80,929
Securities available for sale                       286,013         311,472
Federal Home Loan Bank stock, at cost                 6,781           4,784
Loans, net of allowance for loan losses
   of $16,057 and $13,773                         1,156,910         968,687
Foreclosed assets, net of allowance for
   losses of $180 and $180                                -             932
Premises and equipment, net                          19,853          19,521
Cash value of life insurance                         40,479          38,980
Accrued interest receivable                           6,473           6,027
Goodwill                                             15,519          15,519
Intangible assets                                     5,408           6,085
Other assets                                         18,501          15,819
                                               ---------------------------------
        Total assets                             $1,625,974      $1,468,755
                                               =================================
Liabilities and Shareholders' Equity
Deposits:
   Noninterest-bearing                             $311,275        $298,462
   Interest-bearing                               1,037,558         938,361
                                               ---------------------------------
      Total deposits                              1,348,833       1,236,823
Fed funds purchased                                  46,400          39,500
Accrued interest payable                              3,281           2,638
Other liabilities                                    19,938          18,328
Other borrowings                                     28,152          22,887
Junior subordinated debt                             41,238          20,619
                                               ---------------------------------
     Total liabilities                            1,487,842       1,340,795
                                               ---------------------------------

Commitments and contingencies (Notes 5, 9 and 16)

Shareholders' equity:
Common stock, no par value: 50,000,000
   shares authorized; issued and outstanding:
      15,723,317 at December 31, 2004                70,699
      15,668,248 at December 31, 2003                                69,767
Retained earnings                                    67,785          56,379
Accumulated other comprehensive (loss) income          (352)          1,814
                                               ---------------------------------
     Total shareholders' equity                     138,132         127,960
                                               ---------------------------------
     Total liabilities and shareholders'
        equity                                   $1,625,974      $1,468,755
                                               =================================

Share data for all periods have been adjusted to reflect the 2-for-1 stock split paid on April 30, 2004. The accompanying notes are an integral part of these consolidated financial statements.


                                            TRICO BANCSHARES
                       CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                          Years ended December 31,
                                                                 ------------------------------------------
                                                                     2004           2003           2002
                                                                 ------------------------------------------
                                                                    (in thousands, except per share data)
Interest and dividend income:
  Loans, including fees                                            $72,637        $60,997        $52,472
  Debt securities:
    Taxable                                                         10,312         10,692          9,222
    Tax exempt                                                       1,728          1,940          2,188
  Dividends                                                            237            211            208
  Federal funds sold                                                    18            129            606
                                                                 ------------------------------------------
    Total interest and dividend income                              84,932         73,969         64,696
                                                                 ------------------------------------------
Interest expense:
  Deposits                                                          10,171         11,257         11,620
  Federal funds purchased                                              510            189              2
  Other borrowings                                                   1,301          1,288          1,292
  Junior subordinated debt                                           1,381            355              -
                                                                 ------------------------------------------
    Total interest expense                                          13,363         13,089         12,914
                                                                 ------------------------------------------
Net interest income                                                 71,569         60,880         51,782

Provision for loan losses                                            3,550          1,250          2,800
                                                                 ------------------------------------------
Net interest income, after provision for loan losses                68,019         59,630         48,982
                                                                 ==========================================
Noninterest income:
  Service charges and fees                                          17,691         14,541         11,286
  Gain on sale of investments                                            -            197              -
  Gain on sale of loans                                              1,659          4,168          3,641
  Commissions on sale of non-deposit investment products             2,327          1,766          2,467
  Increase in cash value of life insurance                           1,499          1,296            606
  Other                                                              1,618            941          1,180
                                                                 ------------------------------------------
    Total noninterest income                                        24,794         22,909         19,180
                                                                 ------------------------------------------
Noninterest expense:
     Salaries and related benefits                                  33,191         29,714         24,290
     Other                                                          26,988         25,813         21,681
                                                                 ------------------------------------------
     Total noninterest expense                                      60,179         55,527         45,971
                                                                 ------------------------------------------
Income before income taxes                                          32,634         27,012         22,191
                                                                 ------------------------------------------
     Provision for income taxes                                     12,452         10,124          8,122
                                                                 ------------------------------------------
Net income                                                         $20,182        $16,888        $14,069
                                                                 ==========================================
Earnings per share:
     Basic                                                           $1.29          $1.11          $1.00
     Diluted                                                         $1.24          $1.07          $0.98

Per share data for all periods have been adjusted to reflect the 2-for-1 stock split paid on April 30, 2004. The accompanying notes are an integral part of these consolidated financial statements.



                                TRICO BANCSHARES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years Ended December 31, 2004, 2003 and 2002

                                                                              Accumulated
                                              Shares of                          Other
                                               Common     Common   Retained  Comprehensive
                                                Stock      Stock   Earnings  (Loss) Income   Total
                                             ------------------------------------------------------
                                                        (in thousands, except share data)
Balance, December 31, 2001                   14,001,958   $49,679   $37,909      ($655)    $86,933
Comprehensive income:                                                                     ---------
  Net income                                                         14,069                 14,069
  Change in net unrealized gain on
    Securities available for sale, net                                           2,931       2,931
  Change in minimum pension liability, net                                          27          27
                                                                                          ---------
    Total comprehensive income                                                              17,027
Stock options exercised                         139,972       427                              427
Tax benefit of stock options exercised                        436                              436
Repurchase of common stock                      (20,000)      (70)     (119)                  (189)
Dividends paid ($0.40 per share)                                     (5,620)                (5,620)
                                             ------------------------------------------------------
Balance, December 31, 2002                   14,121,930   $50,472   $46,239     $2,303     $99,014
Comprehensive income:                                                                     ---------
  Net income                                                         16,888                 16,888
  Change in net unrealized gain on
    Securities available for sale, net                                            (529)       (529)
  Change in minimum pension liability, net                                          40          40
                                                                                          ---------
    Total comprehensive income                                                              16,399
Stock options exercised                         154,294       717                              717
Tax benefit of stock options exercised                        440                              440
Issuance of stock and options
  related to merger                           1,447,024    18,383                           18,383

Repurchase of common stock                      (55,000)     (245)     (608)                  (853)
Dividends paid ($0.40 per share)                                     (6,140)                (6,140)
                                             ------------------------------------------------------
Balance, December 31, 2003                   15,668,248   $69,767   $56,379     $1,814    $127,960
Comprehensive income:                                                                     ---------
  Net income                                                         20,182                 20,182
  Change in net unrealized gain on
    Securities available for sale, net                                          (1,936)     (1,936)
  Change in minimum pension liability, net                                        (230)       (230)
                                                                                          ---------
    Total comprehensive income                                                              18,016
Stock options exercised                         222,669     1,348                            1,348
Tax benefit of stock options exercised                        330                              330
Repurchase of common stock                     (167,600)     (746)   (2,047)                (2,793)
Dividends paid ($0.43 per share)                                     (6,729)                (6,729)
                                             ------------------------------------------------------
Balance at December 31, 2004                 15,723,317   $70,699   $67,785      ($352)   $138,132
                                             ======================================================


Share and per share data for all periods have been adjusted to reflect the 2-for-1 stock split paid on April 30, 2004. The accompanying notes are an integral part of these consolidated financial statements.


                                                 TRICO BANCSHARES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                              Years Ended December 31,
                                                                ----------------------------------------------------
                                                                     2004               2003                2002
                                                                ----------------------------------------------------
                                                                                   (in thousands)
Operating activities:
   Net income                                                      $20,182            $16,888             $14,069
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation of property and equipment, and amortization      3,402              3,059               2,608
       Amortization of intangible assets                             1,358              1,207                 911
       Provision for loan losses                                     3,550              1,250               2,800
       Amortization of investment securities premium, net            1,845              3,514               1,841
       Gain on sale of investments                                       -               (197)                  -
       Originations of loans for resale                            (88,158)          (175,640)           (177,796)
       Proceeds from sale of loans originated for resale            89,015            177,860             179,415
       Gain on sale of loans                                        (1,659)            (4,168)             (3,641)
       Amortization of mortgage servicing rights                       739              1,356                 713
       (Recovery of) provision for mortgage
          servicing rights valuation allowance                        (600)               600                   -
       (Gain) loss on sale of fixed assets                             (23)                 2                   8
       Gain on sale of foreclosed assets                              (566)              (113)                 (8)
       Increase in cash value of life insurance                     (1,499)            (1,296)               (606)
       Deferred income tax benefit                                  (1,130)              (282)             (1,247)
       Change in:
         Interest receivable                                          (446)               159                (122)
         Interest payable                                              643               (289)               (561)
         Other assets and liabilities, net                           2,810              3,107               3,922
                                                                ----------------------------------------------------
         Net cash provided by operating activities                  29,463             27,017              22,306
                                                                ----------------------------------------------------
Investing activities:
   Net cash obtained in mergers and acquisitions                         -              7,450                   -
   Proceeds from maturities of securities available-for-sale        79,442            205,021             131,592
   Proceeds from sale of securities available-for-sale                   -             22,320                   -
   Purchases of securities available-for-sale                      (59,091)          (168,953)           (241,566)
   Purchase of Federal Home Loan Bank stock                         (1,997)              (210)               (228)
   Loan originations and principal collections, net               (192,992)          (221,235)            (31,203)
Proceeds from sale of premises and equipment                           545                 20                  17
   Purchases of property and equipment                              (3,753)            (2,746)             (3,121)
   Proceeds from sale of foreclosed assets                           1,490                726                  79
   Investment in subsidiary                                           (619)              (619)                  -
   Purchase of life insurance                                            -            (22,475)                  -
                                                                ----------------------------------------------------
         Net cash used by investing activities                    (176,975)          (180,701)           (144,430)
                                                                ----------------------------------------------------
Financing activities:
   Net increase in deposits                                        112,010            105,537             124,844
   Net change in federal funds purchased                             6,900             39,500                   -
   Payments of principal on long-term other borrowings                 (43)               (37)                (32)
   Net change in short-term other borrowings                         5,308                  -                   -
   Issuance of junior subordinated debt                             20,619             20,619                   -
   Repurchase of Common Stock                                       (2,793)              (853)               (189)
   Dividends paid                                                   (6,729)            (6,140)             (5,620)
   Exercise of stock options                                         1,348                717                 427
                                                                ----------------------------------------------------
         Net cash provided by financing activities                 136,620            159,343             119,430
                                                                ----------------------------------------------------
Net change in cash and cash equivalents                            (10,892)             5,659              (2,694)
                                                                ----------------------------------------------------
Cash and cash equivalents and beginning of period                   80,929             75,270              77,964
                                                                ----------------------------------------------------
Cash and cash equivalents at end of period                         $70,037            $80,929             $75,270
                                                                ====================================================
Supplemental disclosure of noncash activities:
   Unrealized (loss) gain on securities available for sale         ($3,263)             ($990)             $5,073
   Loans transferred to foreclosed assets                                -                613                 932
Supplemental disclosure of cash flow activity:
   Cash paid for interest expense                                   12,720             13,378              13,475
   Cash paid for income taxes                                       14,630              8,160               7,900
   Income tax benefit from stock option exercises                      330                440                 436
The acquisition of North State National Bank Involved the following:
   Common stock issued                                                                 18,383
   Liabilities assumed                                                                126,648
   Fair value of assets acquired, other than cash and cash equivalents               (118,697)
   Core deposit intangible                                                             (3,365)
   Goodwill                                                                           (15,519)
   Net cash and cash equivalents received                                              $7,450
The accompanying notes are an integral part of these consolidated financial statements.


TRICO BANCSHARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2004, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Tri Counties Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations
The Company operates 33 branch offices and 13 in-store branch offices in the California counties of Butte, Contra Costa, Del Norte, Fresno, Glenn, Kern, Lake, Lassen, Madera, Mendocino, Merced, Nevada, Placer, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare, Yolo and Yuba. The Company's operating policy since its inception has emphasized retail banking. Most of the Company's customers are retail customers and small to medium sized businesses.

Use of Estimates in the  Preparation of Financial  Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, investments, intangible assets, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The allowance for loan losses, goodwill and other intangible assessments, income taxes, and the valuation of mortgage servicing rights, are the only accounting estimates that materially affect the Company's financial statements.

Significant Group Concentration of Credit Risk
The Company grants agribusiness, commercial, consumer, and residential loans to customers located throughout the northern San Joaquin Valley, the Sacramento Valley and northern mountain regions of California. The Company has a diversified loan portfolio within the business segments located in this geographical area.

Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.

Investment Securities
The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. In 2004 and 2003, the Company did not have any securities classified as either held-to-maturity or trading.

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

Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors of current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. At December 31, 2004 and 2003, the Company had no loans held for sale.

Mortgage loans held for sale are generally sold with the mortgage servicing rights retained by the Company. The carrying value of mortgage loans sold is reduced by the cost allocated to the associated mortgage servicing rights. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

Loans
Loans are reported at the principal amount outstanding, net of unearned income and the allowance for loan losses. Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loan's yield over the estimated life of the loan. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is generally discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When loans are 90 days past due, but in Management's judgment are well secured and in the process of collection, they may be classified as accrual. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of Management, the loans are estimated to be fully collectible as to both principal and interest. All imparied loans are classified as nonaccrual loans.

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

Servicing
Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Generally, purchased servicing rights are capitalized at the cost to acquire the rights. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future servicing income of the underlying financial assets.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

The following table summarizes the Company's mortgage servicing rights recorded in other assets as of December 31, 2004 and 2003.

                               December 31,                         December 31,
   (Dollars in thousands)         2003      Additions   Reductions     2004
                               -------------------------------------------------
   Mortgage Servicing Rights     $3,413       $802        ($739)      $3,476
   Valuation allowance             (600)         -          600            -
                               -------------------------------------------------
   Mortgage servicing rights, net
      of valuation allowance     $2,813       $802        ($139)      $3,476
                               =================================================

At December 31, 2004 and 2003, the Company serviced real estate mortgage loans for others of $368 million and $357 million, respectively. At December 31, 2004 and 2003, the fair value of the Company's mortgage servicing rights assets was $3,568,000 and $2,813,000, respectively. The fair value of mortgage servicing rights was determined using a discount rate of 10%, prepayment speeds ranging from 11% to 25%, depending on stratification of the specific servicing right, and a weighted average default rate of 0%. Based on conditions at December 31, 2004, estimated aggregate annual amortization expense related to mortgage servicing rights is expected to be $670,000 in each of the next five years.

Off-Balance Sheet Credit Related Financial Instruments
In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Premises and Equipment
Land is carried at cost. Buildings and equipment, including those acquired under capital lease, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expenses are computed using the straight-line method over the estimated useful lives of the related assets or lease terms. Asset lives range from 3-10 years for furniture and equipment and 15-40 years for land improvements and buildings.

Foreclosed Assets
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other noninterest expense.

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

The following table summarizes the Company's core deposit intangibles as of December 31, 2004 and 2003.

                               December 31,                         December 31,
 (Dollar in Thousands)            2003      Additions   Reductions      2004
                               -------------------------------------------------
 Core deposit intangibles       $13,643          -             -      $13,643
 Accumulated amortization        (7,843)         -       ($1,358)      (9,201)
                               -------------------------------------------------
 Core deposit intangibles, net   $5,800          -       ($1,358)      $4,442
                               =================================================

Core deposit intangibles are amortized over their expected useful lives. Such lives are periodically reassessed to determine if any amortization period adjustments are indicated. The following table summarizes the Company's estimated core deposit intangible amortization for each of the five succeeding years:

                                           Estimated Core Deposit
                                           Intangible Amortization
             Years Ended                    (Dollar in thousands)
            -------------                 -------------------------
                 2005                               $1,381
                 2006                               $1,395
                 2007                                 $490
                 2008                                 $523
                 2009                                 $328
              Thereafter                              $325

The  following  table  summarizes  the  Company's   minimum  pension   liability
intangible as of December 31, 2004 and 2003.

                                    December 31,                    December 31,
(Dollar in Thousands)                  2003     Additions Reductions    2004
                                    --------------------------------------------
Minimum pension liability intangible   $285        $681         -       $966
                                    ============================================

Intangible assets related to minimum pension liability are adjusted annually based upon actuarial estimates.

The following table summarizes the Company's goodwill intangible as of December 31, 2004 and 2003.

                                    December 31,                    December 31,
(Dollar in Thousands)                  2003     Additions Reductions    2004
                                    --------------------------------------------
Goodwill                              15,519         -          -      15,519
                                    ============================================

Impairment of Long-Lived Assets and Goodwill
The Company adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 did not affect the Company's consolidated financial statements. In accordance with SFAS 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

Had compensation cost for the Company's option plans been determined in accordance with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


(in thousands, except per share amounts)                    2004         2003         2002
Net income                          As reported           $20,182      $16,888      $14,069
                                      Pro forma           $19,710      $16,622      $13,857
Basic earnings per share            As reported             $1.29        $1.11        $1.00
                                      Pro forma             $1.26        $1.09        $0.98
Diluted earnings per share          As reported             $1.24        $1.07        $0.98
                                      Pro forma             $1.21        $1.05        $0.96
Stock-based employee compensation
   cost, net of related tax effects,
   included in net income           As reported                $0           $0           $0
                                      Pro forma              $472         $266         $212


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004, 2003, and 2002: risk-free interest rate of 3.39%, 2.87%, and 4.01%; expected dividend yield of 2.3%, 3.3% and 3.3%;
expected life of 6 years, 6 years and 6 years; expected volatility of 19%, 27% and 27%, respectively. The weighted average grant date fair value of an option to purchase one share of common stock granted in 2004, 2003, and 2002 was $3.15, $4.29, and $2.69 respectively.

Earnings Per Share
Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from assumed issuance. Potential common shares that may be issued by the Company relate solely from outstanding stock options, and are determined using the treasury stock method.

Earnings per share have been computed based on the following:

                                                  ------------------------------
                                                    2004       2003       2002
                                                  ------------------------------
                                                          (in thousands)
Net income                                        $20,182    $16,888    $14,069

Average number of common shares outstanding        15,660     15,282     14,038
Effect of dilutive stock options                      610        475        348
                                                  ------------------------------
Average number of common shares outstanding
   used to calculate diluted earnings per share    16,270     15,757     14,386
                                                  ==============================

Excluded from the computation of diluted earnings per share were 0, 0, and 36,000 options for the years ended December 31, 2004, 2003, and 2002, respectively, because the effect of these options was antidilutive.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:


                                                                                            Years Ended December 31,
                                                                                  -------------------------------------------
                                                                                     2004             2003            2002
                                                                                  -------------------------------------------
                                                                                                 (in thousands)
Unrealized holding (losses) gains on available-for-sale securities                 ($3,263)          ($990)          $5,073
Tax effect                                                                           1,327             461           (2,142)
                                                                                  -------------------------------------------
  Unrealized holding (losses) gains on available-for-sale securities, net of tax    (1,936)           (529)           2,931
                                                                                  -------------------------------------------
Change in minimum pension liability                                                   (385)              67             (45)
Tax effect                                                                             155              (27)             18
                                                                                  -------------------------------------------
  Change in minimum pension liability, net of tax                                     (230)               40            (27)
                                                                                  -------------------------------------------
                                                                                   ($2,166)           ($489)         $2,904
                                                                                  ===========================================


The  components  of  accumulated  other   comprehensive   income,   included  in
shareholders' equity, are as follows:


                                                                                         December 31,
                                                                                  ---------------------------
                                                                                     2004             2003
                                                                                  ---------------------------
                                                                                        (in thousands)
Net unrealized gain on available-for-sale securities                                $1,007           $4,270
Tax effect                                                                            (424)          (1,751)
                                                                                  ---------------------------
  Unrealized holding gains on available-for-sale securities, net of tax                583            2,519
                                                                                  ---------------------------
Minimum pension liability                                                           (1,559)          (1,174)
Tax effect                                                                             624              469
                                                                                  ---------------------------
  Minimum pension liability, net of tax                                               (935)            (705)
                                                                                  ---------------------------
Accumulated other comprehensive (loss) income                                        ($352)          $1,814
                                                                                  ===========================


Recent Accounting Pronouncements
In May 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS
150) which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 also includes required disclosures for financial instruments within its scope. For the Company, SFAS 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, SFAS 150 will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

In December 2003, the FASB issued FASB  Interpretation  No. 46 (revised December
2003), Consolidation of Variable Interest Entities (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities (VIEs), which was issued in January 2003. The Company was required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the FIN 46R will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company currently does not have any VIEs that are within the scope of this Statement.

In December 2003, FASB issued FASB Statement of Financial Accounting Standard No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS 132 revised), which prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. SFAS 132 retains and revises the disclosure requirements contained in the original SFAS 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. Disclosures required by this standard are included in the notes to these consolidated financial statements.

In December 2004, the FASB issued FASB Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R on July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company's consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In March 2004, the United States Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB 105), which summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard did not have a material impact on the Company's consolidated financial statements.

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), which addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree's allowance for loan losses is typically added to the acquirer's allowance for loan losses. SOP 03-3 is effective for loans and debt securities acquired by the Company beginning January 1, 2005. The adoption of this new standard is not expected to have a material impact on the Company's consolidated financial statements.

Reclassifications
Certain amounts previously reported in the 2003 and 2002 financial statements have been reclassified to conform to the 2004 presentation. These reclassifications did not affect previously reported net income or total shareholders' equity.

Note 2 - Restricted Cash Balances

Reserves (in the form of deposits with the Federal Reserve Bank) of $500,000 were maintained to satisfy Federal regulatory requirements at December 31, 2004 and December 31, 2003. These reserves are included in cash and due from banks in the accompanying balance sheets.

Note 3 - Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:


                                                                                  December 31, 2004
                                                           ------------------------------------------------------------
                                                                               Gross            Gross         Estimated
                                                           Amortized        Unrealized       Unrealized         Fair
                                                             Cost              Gains           Losses           Value
                                                           ------------------------------------------------------------
Securities Available-for-Sale                                                      (in thousands)
Obligations of U.S. government corporations and agencies    $238,865          $1,566          $(1,536)        $238,895
Obligations of states and political subdivisions              32,380           2,527               --           34,907
Corporate debt securities                                     13,761             108           (1,658)          12,211
                                                           ------------------------------------------------------------
    Total securities available-for-sale                     $285,006          $4,201          $(3,194)        $286,013
                                                           ============================================================


                                                                                  December 31, 2003
                                                           ------------------------------------------------------------
                                                                               Gross            Gross         Estimated
                                                           Amortized        Unrealized       Unrealized         Fair
                                                             Cost              Gains           Losses           Value
                                                           ------------------------------------------------------------
Securities Available-for-Sale                                                      (in thousands)
Obligations of U.S. government corporations and agencies    $257,712          $3,466            $(377)        $260,801
Obligations of states and political subdivision               35,736           2,610               --           38,346
Corporate debt securities                                     13,754             210           (1,639)          12,325
                                                           ------------------------------------------------------------
    Total securities available-for-sale                     $307,202          $6,286          $(2,016)        $311,472
                                                           ============================================================


The amortized cost and estimated fair value of debt securities at December 31, 2004 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2004, obligations of U.S. government corporations and agencies with a cost basis totaling $238,865,000 consist entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire
outstanding  balance  of  these   mortgage-backed   securities  issued  by  U.S.
government corporations and agencies is categorized based on final maturity date. At December 31, 2004, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 3.2 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

                                                                     Estimated
                                                Amortized              Fair
                                                  Cost                 Value
                                               ---------------------------------
                                                         (in thousands)
Investment Securities
Due in one year                                     $310                 $314
Due after one year through five years              9,120                9,473
Due after five years through ten years           220,284              219,901
Due after ten years                               55,292               56,325
                                               ---------------------------------
Totals                                          $285,006             $286,013
                                               =================================

Proceeds from sales of investment securities were as follows:

                          Gross             Gross             Gross
For the Year            Proceeds            Gains            Losses
---------------------------------------------------------------------
                                       (in thousands)
    2004                     --                --               --
    2003                $22,320              $197               --
    2002                     --                --               --

Investment securities with an aggregate carrying value of $184,287,000 and $162,942,000 at December 31, 2004 and 2003, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004, were as follows:


                                                 Less than 12 months     12 months or more           Total
                                               ----------------------- ---------------------  --------------------
                                                 Fair     Unrealized      Fair    Unrealized    Fair    Unrealized
                                                 Value       Loss         Value      Loss       Value      Loss
                                               -------------------------------------------------------------------
Securities Available-for-Sale:                                             (in thousands)
Obligations of U.S. government
   corporations and agencies                   $112,091     ($969)       $39,024    ($567)    $151,115   ($1,536)
Corporate debt securities                            --        --         10,106   (1,658)      10,106    (1,658)
                                               -------------------------------------------------------------------
Total securities available-for-sale            $112,091     ($969)       $49,130  ($2,225)    $161,221   ($3,194)
                                               ===================================================================


Obligations of U.S. government corporations and agencies: The unrealized losses on investments in obligations of U.S. government corporations and agencies were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. At December 31, 2004, 29 debt securities representing obligations of U.S. government corporations and agencies had unrealized losses with aggregate depreciation of 1% from the Company's amortized cost basis.

Corporate debt securities: The investments in corporate debt securities with unrealized losses are comprised of variable-rate trust preferred bonds issued by bank holding companies that mature in 2027 and 2028. The unrealized losses on corporate debt securities were caused by interest rate increases. Two of the bank holding companies representing $8,250,000 of the $10,106,000 of corporate bonds with unrealized losses are rated investment grade by major outside credit rating agencies, and their credit ratings have not diminished since the bonds were purchased by the Company. The two bank holding companies representing the remaining $1,856,000 of bonds are not rated by credit rating agencies. At least annually, the Company performs its own analysis of the credit worthiness of each of the corporate debt issuing companies in question. Nothing in those analyses indicates that the unrealized losses are due to anything other than increases in interest rates. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the intent and ability to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. At December 31, 2004, 4 corporate debt securities had unrealized losses with aggregate depreciation of 14% from the Company's amortized cost basis.

Note 4 - Loans

A summary of the balances of loans follows:

                                                          December 31,
                                                  ---------------------------
                                                      2004           2003
                                                  ---------------------------
                                                         (in thousands)
Mortgage loans on real estate:
   Residential 1-4 family                            $94,296        $90,663
   Commercial                                        453,157        370,259
                                                  ---------------------------
     Total mortgage loan on real estate              547,453        460,922
                                                  ---------------------------
Consumer:
   Home equity lines of credit                       223,345        151,713
   Home equity loans                                  86,092         82,659
   Auto Indirect                                      80,668         62,178
   Other                                              15,658         19,889
                                                  ---------------------------
     Total consumer loans                            405,763        316,439
                                                  ---------------------------
Commercial                                           140,446        142,311
                                                  ---------------------------
Construction:
   Residential 1-4 family                             30,653         28,174
   Other construction                                 48,073         33,805
                                                  ---------------------------
     Total construction                               78,726         61,979
                                                  ---------------------------
Total loans                                        1,172,388        981,651
                                                  ---------------------------
Less:  Allowance for loan losses                     (16,057)       (13,773)
       Net deferred loan costs                           579            809
                                                  ---------------------------
Total loans, net                                  $1,156,910       $968,687
                                                  ===========================

Loans with an aggregate carrying value of $70,930,000 and $46,538,000 at December 31, 2004 and 2003, respectively, were pledged as collateral for specific borrowings and lines of credit.


Activity in the allowance for loan losses was as follows:
                                                  Years Ended December 31,
                                            ------------------------------------
                                              2004          2003          2002
                                            ------------------------------------
                                                       (in thousands)
Balance, beginning of year                  $13,773       $14,377       $13,058
Addition through merger                           -           928             -
Provision for loan losses                     3,550         1,250         2,800
Loans charged off                            (1,632)       (3,753)       (1,786)
Recoveries of loans previously charged off      366           971           305
                                            ------------------------------------
Balance, end of year                        $16,057       $13,773       $14,377
                                            ====================================

Loans classified as nonaccrual, net of guarantees of the U.S. government, including its agencies and its government-sponsored agencies, amounted to approximately $4,845,000, $4,360,000 and $8,140,000 at December 31, 2004, 2003,
and 2002, respectively. These nonaccrual loans were classified as impaired and are included in the recorded balance in impaired loans for the respective years shown below. If interest on those loans had been accrued, such income would have been approximately $1,231,000, $1,071,000 and $477,000 in 2004, 2003 and 2002,
respectively. Loans 90 days past due and still accruing, net of guarantees of the U.S. government, including its agencies and its government-sponsored agencies, amounted to approximately $61,000, $34,000 and $40,000 at December 31, 2004, 2003, and 2002, respectively.

As of December 31, the Company's recorded investment in impaired loans and the related valuation allowance were as follows (in thousands):

                                                            2004
                                           -------------------------------------
                                             Recorded                 Valuation
                                            Investment                Allowance
                                           -------------------------------------
Impaired loans -
  Valuation allowance required                 $4,845                    $543
  No valuation allowance required                  --                      --
                                           -------------------------------------
    Total impaired loans                       $4,845                    $543
                                           =====================================

                                                            2003
                                           -------------------------------------
                                             Recorded                 Valuation
                                            Investment                Allowance
                                           -------------------------------------
Impaired loans -
  Valuation allowance required                 $4,360                    $369
  No valuation allowance required                  --                      --
                                           -------------------------------------
    Total impaired loans                       $4,360                    $369
                                           =====================================

This valuation allowance is included in the allowance for loan losses shown above for the respective year. The average recorded investment in impaired loans was $4,603,000, $6,270,000 and $7,115,000 for the years ended December 31, 2004,
2003 and 2002, respectively. The Company recognized interest income on impaired loans of $965,000, $372,000 and $733,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 5 - Premises and Equipment

Premises and equipment were comprised of:

                                                       December 31,
                                            ---------------------------------
                                              2004                     2003
                                            ---------------------------------
                                                      (in thousands)
Premises                                     $15,524                 $15,254
Furniture and equipment                       20,143                  20,045
                                            ---------------------------------
                                              35,667                  35,299
Less:  Accumulated depreciation              (19,646)                (19,841)
                                            ---------------------------------
                                              16,021                  15,458
Land and land improvements                     3,832                   4,063
                                            ---------------------------------
                                             $19,853                 $19,521
                                            =================================

Depreciation of premises and equipment amounted to $2,899,000, $2,701,000, and $2,329,000 in 2004, 2003, and 2002, respectively.

The Company leases one building for which the lease is accounted for as a capital lease. The cost basis of the building under this capital lease is $831,000 with accumulated depreciation of $690,000 and $662,000 at December 31, 2004 and 2003, respectively. The cost basis and accumulated depreciation of this building under capital lease are recorded in the balance of premise and equipment. Depreciation related to this building under capital lease is included in the depreciation of premises and equipment noted above.

At December 31, 2004, future minimum commitments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:

                                             Capital              Operating
                                             Leases                Leases
                                           ----------------------------------
                                                     (in thousands)
2005                                            $92                 $1,327
2006                                             93                  1,162
2007                                             94                  1,040
2008                                             95                    932
2009                                             96                    730
Thereafter                                        -                  1,615
                                           ----------------------------------
Future minimum lease payments                   470                 $6,806
Less amount representing interest               126              ============
                                           ------------
Present value of future lease payments         $344
                                           ============

Rent expense under operating leases was $1,644,000 in 2004, $1,442,000 in 2003, and $1,201,000 in 2002.


Note 6 - Deposits

A summary of the balances of deposits follows:

                                                       December 31,
                                               ---------------------------
                                                   2004           2003
                                               ---------------------------
                                                      (in thousands)
Noninterest-bearing demand                       $311,275       $298,462
Interest-bearing demand                           230,763        220,875
Savings                                           474,414        441,461
Time certificates, $100,000 and over              129,406         94,500
Other time certificates                           202,975        181,525
                                               ---------------------------
   Total deposits                              $1,348,833     $1,236,823
                                               ===========================

Certificate of deposit balances of $20,000,000 from the State of California were included in time certificates, $100,000 and over, at December 31, 2004 and 2003. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank's request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally favorable to other wholesale funding sources available to the Bank.

At December 31, 2004, $1,033,000 of overdrawn deposit balances was classified as loans.

At December 31, 2004, the scheduled maturities of time deposits were as follows (in thousands):

                                                    Scheduled
                                                   Maturities
                                                 --------------
2005                                                $227,230
2006                                                  25,889
2007                                                  55,851
2008                                                  11,256
2009                                                  12,017
Thereafter                                               138
                                                 --------------
   Total                                            $332,381
                                                 ==============

Note 7 - Other Borrowings

A summary of the balances of other borrowings follows:


                                                                                                 December 31,
                                                                                             2004            2003
                                                                                          -------------------------
                                                                                                (in thousands)
FHLB loan, fixed rate of 5.41% payable on April 7, 2008, callable
  in its entirety by FHLB on a quarterly basis beginning April 7, 2003                     $20,000         $20,000
FHLB loan, fixed rate of 5.35% payable on December 9, 2008                                   1,500           1,500
FHLB loan, fixed rate of 5.77% payable on February 23, 2009                                  1,000           1,000
Capital lease obligation on premises, effective rate of 13% payable
  monthly in varying amounts through December 1, 2009                                          344             387
Other collateralized borrowings, fixed rate of 0.91% payable on January 2, 2005              5,308              --
                                                                                          -------------------------
Total other borrowings                                                                     $28,152         $22,887
                                                                                          =========================


The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at December 31, 2004, this line provided for maximum borrowings of $170,291,000 of which
$68,900,000 was outstanding, leaving $101,391,000 available. The total of borrowings from the FHLB at December 31, 2004 consists of the $22,500,000 described in the table above, and $46,400,000 of borrowings that mature overnight and are classified as federal funds purchased.

At December 31, 2004, the Company had $5,308,000 of other collateralized borrowings. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company.

The maximum month-end outstanding balances of short term reverse repurchase agreements were $0 in both 2004 and 2003.

The Company maintains a collateralized line of credit with the Federal Reserve Bank of San Francisco. Based on the collateral pledged at December 31, 2004, this line provided for maximum borrowings of $17,063,000 of which $0 was outstanding, leaving $17,063,000 available.

The Company has available unused correspondent banking lines of credit from commercial banks totaling $50,000,000 for federal funds transactions at December 31, 2004.

Note 8 - Junior Subordinated Debt

On July 31, 2003, the Company formed a subsidiary business trust, TriCo Capital Trust I, to issue trust preferred securities. Concurrently with the issuance of the trust preferred securities, the trust issued 619 shares of common stock to the Company for $1,000 per share or an aggregate of $619,000. In addition, the Company issued a Junior Subordinated Debenture to the Trust in the amount of $20,619,000. The terms of the Junior Subordinated Debenture are materially consistent with the terms of the trust preferred securities issued by TriCo Capital Trust I. Also on July 31, 2003, TriCo Capital Trust I completed an offering of 20,000 shares of cumulative trust preferred securities for cash in an aggregate amount of $20,000,000. The trust preferred securities are mandatorily redeemable upon maturity on October 7, 2033 with an interest rate that resets quarterly at three-month LIBOR plus 3.05%, or 4.16% for the first quarterly interest period. TriCo Capital Trust I has the right to redeem the trust preferred securities on or after October 7, 2008. The trust preferred securities were issued through an underwriting syndicate to which the Company paid underwriting fees of $7.50 per trust preferred security or an aggregate of $150,000. The net proceeds of $19,850,000 are being used to finance the opening of new branches, improve bank services and technology, repurchase shares of the Company's common stock under its repurchase plan and increase the Company's capital. The trust preferred securities have not been and will not be registered under the Securities Act of 1933, as amended, or applicable state securities laws and were sold pursuant to an exemption from registration under the Securities Act of 1933. The trust preferred securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws.

As a result of the adoption of FIN 46R, the Company deconsolidated TriCo Capital Trust I as of and for year ended December 31, 2003. The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust I were reflected as junior subordinated debt in the consolidated balance sheet at December 31, 2004 and December 31, 2003. The common stock issued by TriCo Capital Trust I was recorded in other assets in the consolidated balance sheet at December 31, 2004 and December 31, 2003.

Prior to December 31, 2003, TriCo Capital Trust I was a consolidated subsidiary and was included in liabilities in the consolidated balance sheet, as "Trust preferred securities." The common securities and debentures, along with the related income effects were eliminated in the consolidated financial statements.

On June 22, 2004, the Company formed a second subsidiary business trust, TriCo Capital Trust II, to issue trust preferred securities. Concurrently with the issuance of the trust preferred securities, the trust issued 619 shares of common stock to the Company for $1,000 per share or an aggregate of $619,000. In addition, the Company issued a Junior Subordinated Debenture to the Trust in the amount of $20,619,000. The terms of the Junior Subordinated Debenture are materially consistent with the terms of the trust preferred securities issued by TriCo Capital Trust II. Also on June 22, 2004, TriCo Capital Trust II completed an offering of 20,000 shares of cumulative trust preferred securities for cash in an aggregate amount of $20,000,000. The trust preferred securities are mandatorily redeemable upon maturity on July 23, 2034 with an interest rate that resets quarterly at three-month LIBOR plus 2.55%, or 4.10% for the first quarterly interest period. TriCo Capital Trust II has the right to redeem the trust preferred securities on or after July 23, 2009. The trust preferred securities were issued through an underwriting syndicate to which the Company paid underwriting fees of $2.50 per trust preferred security or an aggregate of $50,000. The net proceeds of $19,950,000 are being used to finance the opening of new branches, improve bank services and technology, repurchase shares of the Company's common stock under its repurchase plan and increase the Company's capital. The trust preferred securities have not been and will not be registered under the Securities Act of 1933, as amended, or applicable state securities laws and were sold pursuant to an exemption from registration under the Securities Act of 1933. The trust preferred securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws.

The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust II were reflected as junior subordinated debt in the consolidated balance sheet at December 31, 2004. The common stock issued by TriCo Capital Trust II was recorded in other assets in the consolidated balance sheet at December 31, 2004.

The debentures issued by TriCo Capital Trust I and TriCo Capital Trust II, less the common securities of TriCo Capital Trust I and TriCo Capital Trust II, continue to qualify as Tier 1 or Tier 2 capital under interim guidance issued by the Board of Governors of the Federal Reserve System (Federal Reserve Board).

Note 9 - Commitments and Contingencies (See also Note 5 and 16)

The Company has entered into employment agreements or change of control agreements with certain officers of the Company providing severance payments to the officers in the event of a change in control of the Company and termination for other than cause.

The Company is a defendant in legal actions arising from normal business activities. Management believes, after consultation with legal counsel, that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company's consolidated financial position or results from operations.

Note 10 - Shareholders' Equity

Stock Split
On March 11, 2004, the Board of Directors of TriCo Bancshares approved a two-for-one stock split of its common stock. The stock split was effected in the form of a stock dividend that entitled each shareholder of record at the close of business on April 9, 2004 to receive one additional share for every share of TriCo common stock held on that date. Shares resulting from the split were distributed on April 30, 2004.

Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $3,075,000, $2,810,000 and $5,779,000 in 2004, 2003 and 2002, respectively. The
Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Financial Institutions. California banking laws limit the Bank's ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this regulation, at December 31, 2004, the Bank may pay dividends of $41,363,000.

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

Stock Repurchase Plan
On March 11, 2004, the Board of Directors of TriCo Bancshares approved an increase in the maximum number of shares to be repurchased under the Company's stock repurchase plan originally announced on July 31, 2003 from 250,000 to 500,000 effective on April 9, 2004, solely to conform with the two-for-one stock split noted above. The 250,000 shares originally authorized for repurchase under this plan represented approximately 3.2% of the Company's approximately 7,852,000 common shares outstanding as of July 31, 2003. This plan has no stated expiration date for the repurchases, which may occur from time to time as market conditions allow. As of December 31, 2004, the Company repurchased 222,600 shares under this plan as adjusted for the 2-for-1 stock split paid on April 30, 2004, which leaves 277,400 shares available for repurchase under the plan.

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

As of December 31, 2004, options for the purchase of 613,940, 0, and 0 common shares remained available for grant under the 2001, 1995, and 1993 Plans, respectively. Stock option activity is summarized in the following table:


                                                                        Weighted      Weighted
                                                                         Average       Average
                                   Number           Option Price        Exercise     Fair Value
                                  Of Shares           Per Share           Price       of Grants
Outstanding at
   December 31, 2001              1,317,772      $2.62   to   $9.13       $7.21
     Options granted                 81,000      11.72   to   12.38       11.94         $2.69
     Options exercised             (139,972)      2.62   to    9.13        3.05
     Options forfeited               (4,000)     12.13   to   12.38       12.13
Outstanding at
   December 31, 2002              1,254,800      $2.62   to  $12.38        7.96
     Options granted                553,174       1.59   to   13.33        9.97         $4.29
     Options exercised             (154,294)      1.59   to    9.13        4.65
     Options forfeited               (4,984)      5.37   to   12.13       10.79
Outstanding at
   December 31, 2003              1,648,696      $1.59   to  $13.33       $8.94
     Options granted                235,520     $17.38   to  $17.40      $17.38         $3.15
     Options exercised             (222,669)     $1.59   to  $13.33       $6.06
Outstanding at
   December 31, 2004              1,661,547      $2.62   to  $17.4       $10.52


The following table shows the number, weighted-average exercise price, and the weighted average remaining contractual life of options outstanding, and the number and weighted-average exercise price of options exercisable as of December 31, 2004 by range of exercise price:


                                          Outstanding Options                            Exercisable Options
                            ------------------------------------------------        -----------------------------
                                                            Weighted-Average
       Range of                         Weighted-Average       Remaining                         Weighted-Average
    Exercise Price          Number       Exercise Price     Contractual Life         Number       Exercise Price
        $2-$4               16,800            $2.62               0.44  years        16,800            $2.62
        $4-$6               43,632            $4.96               2.33               43,632            $4.96
        $6-$8               48,000            $6.48               1.68               48,000            $6.48
        $8-$10             874,595            $8.26               5.81              752,415            $8.27
       $10-$12              40,000           $11.72               7.94               16,000           $11.72
       $12-$14             403,000           $12.70               8.39              183,000           $12.61
       $16-$18             235,520           $17.38               9.17               38,304           $17.38


Of the stock options outstanding as of December 31, 2004, 2003 and 2002, options on shares totaling 1,098,151, 985,136, and 666,568, respectively, were exercisable at weighted average prices of $9.06, $7.75, and $7.35, respectively.

The Company has stock options outstanding under the three option plans described above. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized except for the options granted under the 1993 plan. The Company recognized no expense for the 1993 Plan options in 2004, 2003 and 2002, respectively.

Note 12 - Other Noninterest Income and Expenses

The components of other noninterest income were as follows:

                                                     Years Ended December 31,
                                                   2004        2003        2002
                                                  ------------------------------
                                                          (in thousands)
Sale of customer checks                             $227        $229        $264
Gain on sale of foreclosed assets                    566         113           8
Lease brokerage income                               227          --          --
Other                                                598         599         908
                                                  ------------------------------
     Total other noninterest income               $1,618        $941      $1,180
                                                  ==============================

Mortgage loan servicing fees, net of amortization of mortgage loan servicing rights, totaling $189,000, ($515,000), and ($115,000) were recorded in other noninterest income for the years ended December 31, 2004, 2003, and 2002, respectively.

The components of other noninterest expense were as follows:

                                               Years Ended December 31,
                                              2004       2003       2002
                                            ------------------------------
                                                    (in thousands)
Equipment and data processing                $5,315     $4,947     $4,095
Occupancy                                     3,926      3,493      2,954
Professional fees                             2,481      2,315      1,696
Telecommunications                            1,773      1,539      1,422
Intangible amortization                       1,358      1,207        911
ATM network charges                           1,322      1,043        847
Advertising                                   1,026      1,062      1,263
Postage                                         864        855        801
Courier service                                 814        795        720
Operational losses                              428        657        534
Assessments                                     297        268        233
Net foreclosed assets expense                    11        124         26
Other                                         7,373      7,508      6,179
                                            ------------------------------
     Total other noninterest expense        $26,988    $25,813    $21,681
                                            ==============================

Note 13 - Income Taxes

The components of consolidated income tax expense are as follows:

                              ------------------------------
                                2004       2003       2002
                              ------------------------------
                                      (in thousands)
Current tax expense
    Federal                   $10,234     $7,686     $5,975
    State                       3,348      2,720      2,543
                              ------------------------------
                               13,582     10,406      9,369
                              ------------------------------
Deferred tax benefit
    Federal                      (790)      (198)      (735)
    State                        (340)       (84)      (512)
                              ------------------------------
                               (1,130)      (282)    (1,247)
                              ------------------------------
     Total tax expense        $12,452    $10,124     $8,122
                              ==============================


A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense for financial and tax reporting purposes. The net change during the year in the deferred tax asset or liability results in a deferred tax expense or benefit.

Taxes recorded directly to shareholders' equity are not included in the preceding table. These taxes (benefits) relating to changes in minimum pension liability amounting to ($155,000) in 2004, $27,000 in 2003, and $18,000 in 2002,
unrealized gains and losses on available-for-sale investment securities amounting to ($1,327,000) in 2004, ($461,000) in 2003, and $2,142,000 in 2002,
and benefits related to employee stock options of ($330,000) in 2004, ($440,000) in 2003, and ($436,000) in 2002 were recorded directly to shareholders' equity.

The temporary differences, tax effected, which give rise to the Company's net deferred tax asset recorded in other assets are as follows as of December 31,:

                                              2004              2003
                                            --------------------------
Deferred tax assets:                              (in thousands)
  Loan losses                                $6,670            $5,678
  Deferred compensation                       2,653             2,271
  Intangible amortization                     1,152             1,066
  State taxes                                 1,234               873
  Accrued pension liability                   2,012             1,787
  Additional minimum pension liability          624               469
  Nonaccrual interest                           518               450
  Fixed asset write down                         --               232
  OREO write downs                               76                76
  NOL carryforward                               --                20
  Other                                           8                 8
                                            --------------------------
    Total deferred tax assets                14,947            12,930
                                            --------------------------
Deferred tax liabilities:
  Unrealized gain on securities                (424)           (1,751)
  Core deposit premium                       (1,102)           (1,290)
  Depreciation                               (1,637)             (511)
  Securities income                            (660)             (560)
  Securities accretion                         (143)             (389)
  Merger related fixed asset valuations        (379)             (379)
  Capital leases                                (85)              (92)
  Other, net                                   (171)             (224)
                                            --------------------------
   Total deferred tax liability              (4,601)           (5,196)
                                            --------------------------
Net deferred tax asset                      $10,346            $7,734
                                            ==========================

The Company believes that a valuation allowance is not needed to reduce the deferred tax assets as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The provisions for income taxes applicable to income before taxes for the years ended December 31, 2004, 2003 and 2002 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

                                                      Years Ended December 31,
                                                   -----------------------------
                                                    2004        2003       2002
                                                   -----------------------------
Federal statutory income tax rate                   35.0%       35.0%      35.0%
State income taxes, net of federal tax benefit       6.3         6.3        6.0
Tax-exempt interest on municipal obligations        (1.8)       (2.4)      (3.3)
Increase in cash value of insurance policies        (1.6)       (1.7)      (1.0)
Other                                                0.2         0.3       (0.1)
                                                   -----------------------------
Effective Tax Rate                                  38.2%       37.5%      36.6%
                                                   =============================

Note 14 - Retirement Plans

401(k) Plan
The Company sponsors a 401(k) Plan whereby substantially all employees age 21 and over with 90 days of service may participate. Participants may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company does not contribute to the 401(k) Plan. The Company did not incur any expenses attributable to the 401(k) Plan during 2004, 2003 and 2002

Employee Stock Ownership Plan
Substantially all employees with at least one year of service are covered by a discretionary employee stock ownership plan (ESOP). Contributions are made to the plan at the discretion of the Board of Directors. Contributions to the plan totaling $1,447,000 in 2004, $975,000 in 2003, and $955,000 in 2002 are included in salary expense. Company shares owned by the ESOP are paid dividends and included in the calculation of earnings per share exactly as other common shares outstanding.

Deferred Compensation Plans
The Company has deferred compensation plans for directors and key executives, which allow directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. During the quarter ended June 30, 2004, the Company established the 2004 TriCo Bancshares Deferred Compensation Plan ("2004 Deferred Comp Plan), and modified the existing 1987 Tri Counties Bank Executive Deferred Compensation Plan ("1987 Plan") and the 1992 Tri Counties Bank Director Deferred Compensation Plan ("1992 Plan").

The June 30, 2004 modifications to the 1987 Plan and the 1992 Plan include the following:

      - A limitation on participant deferrals (not including accumulated interest) not to exceed $250,000 through December 31, 2004. (Prior to this modification there was no limitation on participant deferral amounts.)
      - A requirement that the account balance of any participant be distributed on or before December 31, 2008, or, at the participant's election, transferred as the participant's opening balance to the 2004 Deferred Comp Plan.
      -   Final termination on December 31, 2008.

In October 2004, the American Jobs Creation Act of 2004 was signed into law. Certain provisions of this law pertain to deferred compensation plans, and although final implementation instructions have not been issued by the United States Treasury Department, the Company expects that it will further modify its deferred compensation plans in light of the new law. In the meantime, effective January 1, 2005, the Company terminated the 2004 Deferred Comp Plan (before any deferrals were made under the plan), and further amended the 1987 Plan and the 1992 Plan as follows:

      -   Removed the plan termination date of December 31, 2008.
      - Raised the maximum per individual life-time deferral amount from $250,000 to $1,500,000.
      - All deferrals will continue to earn interest at the Moody's Corporate Bond Rate plus three percent until January 1, 2008 at which time all deferred balances will earn interest at the Moody's Corporate Bond Index plus one percent.
      - Upon retirement, participant deferred balances will earn interest at the Moody's Corporate Bond Index.

The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company's deferred compensation obligations of $6,309,000 and $5,195,000 at December 31, 2004 and 2003, respectively.

Supplemental  Retirement Plans
The Company has supplemental retirement plans for directors and key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company's retirement obligations.

The cash values of the insurance policies purchased to fund the deferred compensation obligations and the retirement obligations were $40,479,000 and $38,980,000 at December 31, 2004 and 2003, respectively.

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

The Company recorded in other liabilities an additional minimum pension liability of $2,525,000 related to the supplemental retirement plans as of December 31, 2004. These amounts represent the amount by which the accumulated benefit obligations for these retirement plans exceeded the fair value of plan assets plus amounts previously accrued related to the plans. These additional liabilities have been offset by an intangible asset to the extent of previously unrecognized net transitional obligation and unrecognized prior service costs of each plan. The amount in excess of previously unrecognized prior service cost and unrecognized net transitional obligation is recorded as a reduction of shareholders equity in the amount of $935,000, representing the after-tax impact, at December 31, 2004. The accumulated benefit obligation is recorded in other liabilities.

Information pertaining to the activity in the supplemental retirement plans, using a measurement date of December 31, is as follows:

                                                                December 31,
                                                              2004        2003
                                                            --------------------
                                                               (in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year                     $(6,846)    $(6,681)
Service cost                                                   (326)       (125)
Interest cost                                                  (449)       (418)
Amendments                                                   (1,640)         --
Actuarial loss                                                   (0)       (112)
Benefits paid                                                   490         490
                                                            --------------------
Benefit obligation at end of year                           $(8,771)    $(6,846)
                                                            ====================
Change in plan assets:
Fair value of plan assets at beginning of year              $    --     $    --
                                                            --------------------
Fair value of plan assets at end of year                    $    --     $    --
                                                            ====================
Funded status                                               $(8,771)    $(6,846)
Unrecognized net obligation existing at January 1, 1986          35          45
Unrecognized net actuarial loss                               2,231       2,313
Unrecognized prior service cost                               1,720         240
Intangible asset                                               (966)       (285)
Accumulated other comprehensive income                       (1,559)     (1,174)
                                                            --------------------
Accrued benefit cost                                        $(7,310)    $(5,707)
                                                            ====================
Accumulated benefit obligation                              $(7,310)    $(5,707)

The following table sets forth the net periodic benefit cost recognized for the supplemental retirement plans:

                                                       Years Ended December 31,
                                                      2004       2003      2002
                                                    ----------------------------
                                                            (in thousands)
Net pension cost included the following components:
Service cost-benefits earned during the period        $326       $125      $107
Interest cost on projected benefit obligation          449        418       428
Amortization of net obligation at transition            10         35        35
Amortization of prior service cost                     160         81        81
Recognized net actuarial loss                           81        153        87
                                                    ----------------------------
Net periodic pension cost                           $1,026       $812      $738
                                                    ============================


The following table sets forth assumptions used in accounting for the plans:

                                                        Years Ended December 31,
                                                           2004   2003   2002
                                                        ------------------------
                                                             (in thousands)
Discount rate used to calculate benefit obligation         6.25%  6.25%  6.75%
Discount rate used to calculate net periodic pension cost  6.25%  6.50%  6.75%
Weighted-average annual increase in compensation           5.00%  5.00%  5.00%


The following table sets forth the expected benefit payments to participants and estimated contributions made by the Company under the supplemental retirement plans for the years indicated:

                                      Expected Benefit            Estimated
                                         Payments to               Company
     Years Ended                        Participants            Contributions
    -------------                    -----------------------------------------
                                                    (in thousands)
         2005                                $535                    $535
         2006                                $525                    $525
         2007                                $519                    $519
         2008                                $596                    $596
         2009                                $690                    $690
      2010-2014                            $3,959                  $3,959

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

The following table summarizes the activity in these loans for 2004:

           Balance                                          Balance
        December 31,       Advances/       Removed/       December 31,
            2003           New Loans       Payments           2004
       ----------------------------------------------------------------
                                 (in thousands)
           $4,661           $6,227          $1,913           $8,975

Note 16 - Financial Instruments With Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and deposit account overdraft privilege. Those instruments involve, to varying degrees, elements of risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company's exposure to loss in the event of nonperformance by the other party to the financial instrument for deposit account overdraft privilege is represented by the overdraft privilege amount disclosed to the deposit account holder.

                                                             December 31,
                                                      --------------------------
                                                        2004              2003
                                                            (in thousands)
Financial instruments whose amounts represent risk:
  Commitments to extend credit:
    Commercial loans                                  $99,377           $86,555
    Consumer loans                                    247,710           172,704
    Real estate mortgage loans                         20,266            15,350
    Real estate construction loans                     66,789            46,741
    Standby letters of credit                          10,912            11,582
  Deposit account overdraft privilege                  28,815                 -

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

Deposit account overdraft privilege amount represents the unused overdraft privilege balance available to the Company's deposit account holders who have deposit accounts covered by an overdraft privilege. The Company has established an overdraft privilege for certain of its deposit account products whereby all holders of such accounts who bring their accounts to a positive balance at least once every thirty days receive the overdraft privilege. The overdraft privilege allows depositors to overdraft their deposit account up to a predetermined level. The predetermined overdraft limit is set by the Company based on account type.

Note 17 - Disclosure of Fair Value of Financial Instruments

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


                                                December 31, 2004                   December 31, 2003
                                           ----------------------------       -----------------------------
                                             Carrying            Fair           Carrying             Fair
                                              Amount            Value            Amount             Value
                                           ----------------------------       -----------------------------
Financial assets:                                  (in thousands)                     (in thousands)
  Cash and due from banks                    $ 70,037         $ 70,037           $80,603           $80,603
  Federal funds sold                                -                -               326               326
  Securities available-for-sale               286,013          286,013           311,472           311,472
  Federal Home Loan Bank stock, at cost         6,781            6,781             4,784             4,784
  Loans, net                                1,156,910        1,146,740           967,468           928,243
  Accrued interest receivable                   6,473            6,473             6,027             6,027
Financial liabilities:
  Deposits                                  1,348,833        1,265,358         1,236,823         1,185,923
  Accrued interest payable                      3,281            3,281             2,638             2,638
  Federal funds purchased                      46,400           46,400            39,500            39,500
  Other borrowings                             28,152           29,224            22,887            25,180
  Junior subordinated debt                    $41,238          $41,238           $20,619           $20,619

                                             Contract           Fair            Contract           Fair
Off-balance sheet:                            Amount            Value            Amount            Value
                                           ----------------------------       -----------------------------
 Commitments                                 $434,142           $4,341          $321,350            $3,212
 Standby letters of credit                    $10,912             $109           $11,582              $116
 Overdraft privilege commitments              $28,815             $288                 -                 -


Note 18 - TriCo Bancshares Financial Statements

TriCo Bancshares (Parent Only) Balance Sheets

                                                             December 31,
                                                      --------------------------
                                                        2004              2003
Assets                                                --------------------------
                                                            (in thousands)
Cash and Cash equivalents                               $1,150           $6,187
Investment in Tri Counties Bank                        177,062          139,834
Other assets                                             1,430            2,621
                                                      --------------------------
   Total assets                                       $179,642         $148,642
Liabilities and shareholders' equity                  ==========================
Other liabilities                                         $272              $63
Junior subordinated debt                                41,238           20,619
                                                      --------------------------
   Total liabilities                                   $41,510          $20,682
Shareholders' equity:                                 --------------------------
Common stock, no par value: authorized 50,000,000
  shares; issued and outstanding 15,723,317 and
  15,668,248 shares, respectively                      $70,699          $69,767
Retained earnings                                       67,785           56,379
Accumulated other comprehensive income, net               (352)           1,814
                                                      --------------------------
    Total shareholders' equity                         138,132          127,960
                                                      --------------------------
    Total liabilities and shareholders' equity        $179,642         $148,642
                                                      ==========================


Statements of Income                             Years Ended December 31,
                                                2004       2003       2002
                                            ----------------------------------
                                                      (in thousands)
Interest income                               $    18    $    18    $    18
Interest expense                               (1,381)      (355)        --
Administration expense                           (617)      (559)      (416)
                                            ----------------------------------
Loss before equity in net income
  of Tri Counties Bank                         (1,980)      (896)      (398)
Equity in net income of Tri Counties Bank:
   Distributed                                  3,075      2,810      5,779
   Undistributed                               18,249     14,592      8,522
Income tax benefit                               (838)      (382)      (166)
                                            ----------------------------------
 Net income                                   $20,182    $16,888    $14,069
                                            ==================================


Statements of Cash Flows                                                Years ended December 31,
                                                              -------------------------------------------
                                                                2004              2003             2002
                                                              -------------------------------------------
                                                                             (in thousands)
Operating activities:
  Net income                                                  $20,182           $16,888          $14,069
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Undistributed equity in Tri Counties Bank               (18,249)          (14,592)          (8,522)
      Net change in other assets and liabilities                  204               (72)            (167)
                                                              -------------------------------------------
        Net cash provided by operating activities               2,137             2,224            5,380
Investing activities:
  Investment in TriCo Capital Trust I                              --              (619)              --
  Investment in TriCo Capital Trust II                           (619)               --               --
  Capital contributed to Tri Counties Bank                    (19,000)          (28,383)              --
                                                              -------------------------------------------
        Net cash used in investing activities                 (19,619)          (29,002)              --
                                                              -------------------------------------------
Financing activities:
  Issuance of junior subordinated debt                         20,619            20,619               --
  Issuance of common stock related to acquisition                  --            18,383               --
  Issuance of common stock through option exercise              1,348               717              427
  Repurchase of common stock                                   (2,793)             (853)            (189)
  Cash dividends  paid --  common                              (6,729)           (6,140)          (5,620)
                                                              -------------------------------------------
    Net cash provided by (used for) financing activities       12,445            32,726           (5,382)
                                                              -------------------------------------------
      Increase (decrease) in cash and cash equivalents         (5,037)            5,948               (2)
Cash and cash equivalents at beginning of year                  6,187               239              241
                                                              -------------------------------------------
Cash and cash equivalents at end of year                       $1,150            $6,187             $239
                                                              ===========================================


Note 19 - Regulatory Matters

The Company is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2004, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that Management believes have changed the institution's category. The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                             Minimum
                                                                                                           To Be Well
(Dollars in thousands)                                                                                  Capitalized Under
                                                                                 For Capital            Prompt Corrective
                                                        Actual                Adequacy Purposes         Action Provisions
                                                 --------------------------------------------------------------------------
                                                  Amount       Ratio           Amount      Ratio         Amount      Ratio
                                                 --------------------------------------------------------------------------
As of December 31, 2004:                                                   (dollars in thousands)
Total Capital (to Risk Weighted Assets):
   Consolidated                                  $172,332     11.86%          $116,217      8.0%           N/A        N/A
   Tri Counties Bank                             $171,262     11.80%          $116,102      8.0%        $145,128     10.0%
Tier 1 Capital (to Risk Weighted Assets):
   Consolidated                                  $155,025     10.67%           $58,108      4.0%           N/A        N/A
   Tri Counties Bank                             $155,205     10.69%           $58,051      4.0%         $87,077      6.0%
Tier 1 Capital (to Average Assets):
   Consolidated                                  $155,025      9.86%           $62,877      4.0%           N/A        N/A
   Tri Counties Bank                             $155,205      9.88%           $62,817      4.0%         $78,521      5.0%

As of December 31, 2003:
Total Capital (to Risk Weighted Assets):
   Consolidated                                  $137,328     11.57%           $94,991      8.0%           N/A        N/A
   Tri Counties Bank                             $131,017     11.04%           $94,926      8.0%        $118,658     10.0%
Tier 1 Capital (to Risk Weighted Assets):
   Consolidated                                  $123,555     10.41%           $47,496      4.0%           N/A        N/A
   Tri Counties Bank                             $117,244      9.88%           $47,463      4.0%         $71,195      6.0%
Tier 1 Capital (to Average Assets):
   Consolidated                                  $123,555      8.68%           $56,962      4.0%           N/A        N/A
   Tri Counties Bank                             $117,244      8.24%           $56,948      4.0%         $71,185      5.0%



Note 20 - Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the four quarters of 2004 and 2003, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.


                                                                    2004 Quarters Ended
                                                 ---------------------------------------------------------
                                                 December 31,      September 30,    June 30,     March 31,
                                                 ---------------------------------------------------------
                                                       (dollars in thousands, except per share data)
Interest income                                    $22,441            $21,951        $20,628      $19,912
Interest expense                                     3,768              3,494          3,087        3,014
                                                   -------            -------        -------      -------
Net interest income                                 18,673             18,457         17,541       16,898
Provision for loan losses                              300              1,300          1,300          650
                                                   -------            -------        -------      -------
Net interest income after
   provision for loan losses                        18,373             17,157         16,241       16,248
Noninterest income                                   5,736              6,361          6,942        5,755
Noninterest expense                                 15,332             15,089         15,412       14,346
                                                   -------            -------        -------      -------
Income before income taxes                           8,777              8,429          7,771        7,657
Income tax expense                                   3,422              3,226          2,924        2,880
                                                   -------            -------        -------      -------
Net income                                         $ 5,355            $ 5,203        $ 4,847      $ 4,777
                                                   =======            =======        =======      =======
Per common share:
   Net income (diluted)                            $  0.33            $  0.32        $  0.30      $  0.29
                                                   =======            =======        =======      =======
   Dividends                                       $  0.11            $  0.11        $  0.11      $  0.10
                                                   =======            =======        =======      =======


                                                                    2003 Quarters Ended
                                                 ---------------------------------------------------------
                                                 December 31,      September 30,    June 30,     March 31,
                                                 ---------------------------------------------------------
                                                       (dollars in thousands, except per share data)
Interest income                                    $20,354            $19,105        $18,161      $16,349
Interest expense                                     3,224              3,305          3,445        3,115
                                                   -------            -------        -------      -------
Net interest income                                 17,130             15,800         14,716       13,234
Provision for loan losses                              800                150            150          150
                                                   -------            -------        -------      -------
Net interest income after
   provision for loan losses                        16,330             15,650         14,566       13,084
Noninterest income                                   5,753              5,206          6,554        5,396
Noninterest expense                                 14,459             14,049         14,368       12,651
                                                   -------            -------        -------      -------
Income before income taxes                           7,624              6,807          6,752        5,829
Income tax expense                                   2,941              2,469          2,498        2,216
                                                   -------            -------        -------      -------
Net income                                         $ 4,683            $ 4,338        $ 4,254      $ 3,613
                                                   =======            =======        =======      =======
Per common share:
   Net income (diluted)                            $  0.29            $  0.27        $  0.26      $  0.25
                                                   =======            =======        =======      =======
   Dividends                                       $  0.10            $  0.10        $  0.10      $  0.10
                                                   =======            =======        =======      =======


Note 21 - Acquisition

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

On April 4, 2003, under the terms of the merger agreement, the Company paid $13,090,057 in cash, issued 723,512 shares of common stock, and issued options to purchase 79,587 shares of common stock at an average exercise price of $6.22 per share in exchange for all of the 1,234,375 common shares and options to purchase 79,937 common shares of North State National Bank outstanding as of April 4, 2003.

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

                                          For the year ended December 31,
                                               2003             2002
                                               ----             ----
(in thousands except earnings per share)
Net interest income                          $62,316          $57,631
Provision for loan losses                      1,250            2,800
Noninterest income                            23,100           19,719
Noninterest expense                           56,711           49,260
Income tax expense                            10,331            9,424
Net income                                   $17,124          $15,866
Basic earnings per share                       $1.10            $1.04
Diluted earnings per share                     $1.05            $1.00

Pro forma per share data for all periods in the preceding table have been adjusted to reflect the 2-for-1 stock split paid on April 30, 2004.

The only significant pro forma adjustment is the amortization expense relating to core deposit intangible, and the income tax benefit associated with the pro forma adjustment.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of TriCo Bancshares is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2004.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles and include, as necessary, best estimates and judgments by management.

KPMG LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements as of and for the year ended December 31, 2004, and the Company s assertion as to the effectiveness of internal control over financial reporting as of December 31, 2004, as stated in their reports, which are included herein.


/s/ Richard P. Smith

Richard P. Smith
President and Chief Executive Officer


/s/ Thomas J. Reddish

Thomas J. Reddish
Executive Vice President and Chief Financial Officer


March 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TriCo Bancshares:


We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that TriCo Bancshares and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that TriCo Bancshares and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, TriCo Bancshares and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TriCo Bancshares and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 9, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP


Sacramento, California
March 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Shareholders
TriCo Bancshares:


We have audited the accompanying consolidated balance sheets of TriCo Bancshares and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriCo Bancshares and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TriCo
Bancshares' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2005, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Sacramento, California
March 9, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During 2003 and 2004 there were no changes in the Company's accountants.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2004, the end of the period covered by this Annual Report on Form 10-K, the management of TriCo Bancshares, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2004, the end of the period covered by this Annual Report on Form 10-K, the Company maintained effective disclosure controls and procedures.

The  Company's  management  is  responsible  for  establishing  and  maintaining
effective   internal   control   over   financial   reporting   (as  defined  in
Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company's internal control over financial reporting is under the general oversight of the Board of Directors acting through the Audit Committee, which is composed entirely of independent directors. KPMG LLP, the Company's independent registered public accounting firm, has direct and unrestricted access to the Audit Committee at all times, with no members of management present, to discuss its audit and any other matters that have come to its attention that may affect the Company's accounting, financial reporting or internal controls. The Audit Committee meets periodically with management, internal auditors and KPMG LLP to determine that each is fulfilling its responsibilities and to support actions to identify, measure and control risk and augment internal control over financial reporting. Internal control over financial reporting, however, cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.

Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, TriCo Bancshares conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2004. Management's report on internal control over financial reporting is set forth on page 67 of this Annual Report of Form 10-K, and is incorporated herein by reference. Management's assessment of the effectiveness of the Company's internal control over financial reporting has been audited by KPMG LLP, an independent, registered public accounting firm, as stated in its report, which is set forth on page 68 of this Annual Report of Form 10-K, and is incorporated herein by reference.

No change in the Company's internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B. OTHER INFORMATION

All information required to be disclosed in a current report on Form 8-K during the fourth quarter of 2004 was so disclosed.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors and executive officers of the registrant required by this Item 10 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 24, 2005, which will be filed with the Commission pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 24, 2005, which will be filed with the Commission pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 24, 2005, which will be filed with the Commission pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 24, 2005, which will be filed with the Commission pursuant to Regulation 14A.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 24, 2005, which will be filed with the Commission pursuant to Regulation 14A.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Documents filed as part of this report:

      1.  All Financial Statements.

          The consolidated financial statements of Registrant are included beginning at page 36 of Item 8 of this report, and are incorporated herein by reference.

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

   10.7   TriCo's 2001 Stock Option Plan as amended.

   10.8* Employment Agreement between TriCo and Richard Smith dated April 20, 2004 filed as Exhibit 10.8 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

   10.9* Tri Counties Bank Executive Deferred Compensation Plan dated September 1, 1987, as restated April 1, 1992, and amended and restated effective as of January 1, 2004 filed as Exhibit 10.9 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

   10.10* Tri Counties Bank Deferred  Compensation Plan for Directors  effective
          April 1, 1992, as amended and restated effective as of January 1, 2004 filed as Exhibit 10.10 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

   10.11 Amendments to Tri Counties Bank Executive Deferred Compensation Plan referenced at Exhibit 10.9, effective as of January 1, 2005.

   10.12 Amendments to Tri Counties Bank Deferred Compensation Plan for Directors referenced at Exhibit 10.10, effective as of January 1, 2005.

   10.13* Tri Counties Bank  Supplemental  Retirement  Plan for Directors  dated
          September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 filed as Exhibit 10.12 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

   10.14* 2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 filed as Exhibit 10.13 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

   10.15* Tri Counties Bank  Supplemental  Executive  Retirement  Plan effective
          September 1, 1987,  as amended and  restated  January 1, 2004 filed as
          Exhibit 10.14 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

   10.16* 2004 TriCo Bancshares Supplemental Executive Retirement Plan effective
          January 1, 2004 filed as Exhibit 10.15 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

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

   10.18* Form of Joint Beneficiary  Agreement  effective March 31, 2003 between
          Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Wendell Lundberg, Donald Murphy, Carroll Taresh, and Alex Vereshagin, filed as Exhibit 10.15 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

   10.19* Form of Tri-Counties Bank Executive Long Term Care Agreement effective
          June 10, 2003 between Tri Counties Bank and each of Craig Carney, Andrew Mastorakis, Richard Miller, Richard O'Sullivan, and Thomas Reddish, filed as Exhibit 10.16 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

   10.20* Form of Tri-Counties Bank Director Long Term Care Agreement  effective
          June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Verischagin, filed as Exhibit 10.17 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

   10.21* Form  of  Indemnification   Agreement  between  TriCo   Bancshares/Tri
          Counties  Bank  and  each of the  directors  of  TriCo  Bancshares/Tri
          Counties Bank effective on the date that each director is first elected, filed as Exhibit 10.18 to TriCo'S Annual Report on Form 10-K for the year ended December 31, 2003.

   10.22* Form  of  Indemnification   Agreement  between  TriCo   Bancshares/Tri
          Counties Bank and each of Craig Carney, W.R. Hagstrom, Andrew Mastorakis, Rick Miller, Richard O'Sullivan, Thomas Reddish, Ray Rios, and Richard Smith filed as Exhibit 10.21 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

   21.1 Tri Counties Bank, a California banking corporation, TriCo Capital Trust I, a Delaware business trust, and TriCo Capital Trust II, a Delaware business trust, are the only subsidiaries of Registrant

   23.1   Independent Registered Public Accounting Firm's Consent

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

Date:  March 9, 2005                       TRICO BANCSHARES

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



Date:  March 9, 2005                   /s/ Richard P. Smith
                                       ----------------------------------------
                                       Richard P. Smith, President, Chief
                                       Executive Officer and Director
                                       (Principal Executive Officer)



Date:  March 9, 2005                   /s/ Thomas J. Reddish
                                       ----------------------------------------
                                       Thomas J. Reddish, Executive Vice
                                       President and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)



Date:  March 9, 2005                   /s/ Donald J. Amaral
                                       ----------------------------------------
                                       Donald J. Amaral, Director



Date:  March 9, 2005                   /s/ William J. Casey
                                       ----------------------------------------
                                       William J. Casey, Director and Chairman
                                       of the Board



Date:  March 9, 2005                   /s/ Craig S. Compton
                                       ----------------------------------------
                                       Craig S. Compton, Director




Date:  March 9, 2005                   /s/ John S.A. Hasbrook
                                       ----------------------------------------
                                       John S.A. Hasbrook, Director



Date:  March 9, 2005                   /s/ Michael W. Koehnen
                                       ----------------------------------------
                                       Michael W. Koehnen, Director

Date:  March 9, 2005                   /s/ Wendell J. Lundberg
                                       ----------------------------------------
                                       Wendell J. Lundberg, Director



Date:  March 9, 2005                   /s/ Donald E. Murphy
                                       ----------------------------------------
                                       Donald E. Murphy, Director and Vice
                                       Chairman of the Board



Date:  March 9, 2005                   /s/ Steve G. Nettleton
                                       ----------------------------------------
                                       Steve G. Nettleton, Director



Date:  March 9, 2005                   /s/ Carroll R. Taresh
                                       ----------------------------------------
                                       Carroll R. Taresh, Director



Date:  March 9, 2005                   /s/ Alex A. Vereschagin
                                       ----------------------------------------
                                       Alex A. Vereschagin, Jr., Director

  Exhibit 10.7

  TriCo's 2001 Stock Option Plan as amended.



                                TriCo Bancshares
                       2001 STOCK OPTION PLAN, AS AMENDED

SECTION 1.        PURPOSE

     This plan shall be known as the "TriCo BANCSHARES 2001 STOCK OPTION PLAN" (the "Plan"). The purpose of the Plan is to promote the interests of TriCo Bancshares and its Subsidiaries (the "Company") and the Company's stockholders by (i) attracting and retaining key officers, employees and directors of, and consultants to, the Company and any future Affiliates; (ii) motivating such individuals by means of performance-related incentives to achieve long-range performance goals, (iii) enabling such individuals to participate in the long-term growth and financial success of the Company, (iv) encouraging ownership of stock in the Company by such individuals, and (v) linking their compensation to the long-term interests of the Company and its stockholders. With respect to any Options granted under the Plan that are intended to comply with the requirements of "performance-based compensation" under Section 162(m) of the Code, the Plan shall be interpreted in a manner consistent with such requirements.

SECTION 2.        DEFINITIONS

     As used in the Plan, the following terms shall have the meanings set forth below:

     (a) "AFFILIATE" shall mean (i) any entity that, directly or indirectly, is controlled by the Company, (ii) any entity in which the Company has a significant equity interest, (iii) an affiliate of the Company, as defined in Rule 12b-2 promulgated under Section 12 of the Exchange Act, and (iv) any entity in which the Company has at least twenty percent (20%) of the combined voting power of the entity's outstanding voting securities, in each case as designated by the Board as being a participating employer in the Plan.

     (b)  "BOARD" shall mean the board of directors of the Company.

     (c) "CHANGE IN CONTROL" shall mean, unless otherwise defined in the applicable Option Agreement, any of the following events:

          (i) An acquisition (other than directly from the Company) of any voting securities of the Company (the "Voting Securities") by any "Person" (as the term Person is used for purposes of Section 13 (d) or 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) immediately after which such Person has "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of fifty percent (50%) or more of the combined voting power of the then outstanding Voting Securities; provided, however, that in determining whether a Change in Control has occurred, Voting Securities which are acquired in a "Non-Control Acquisition" (as hereinafter defined) shall not constitute an acquisition which would cause a Change in Control. A "Non-Control Acquisition" shall mean an acquisition by (i) an employee benefit plan (or a trust forming a part thereof) maintained by (A) the Company or (B) any subsidiary or (ii) the Company or any Subsidiary;

          (ii) The individuals who, as of the date hereof, are members of the Board (the "Incumbent Board"), cease for any reason to constitute at least two-thirds of the Board; provided, however, that if the election or nomination for election by the Company's stockholders of any new director was approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of this Agreement, be considered as a member of the Incumbent Board; provided, further, however, that no individual shall be considered a member of the Incumbent Board if (1) such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest or (2) such individual was designated by a Person who has entered into an agreement with the Company to effect a transaction described in clause (i) or (iii) of this paragraph; or

          (iii) Approval by stockholders of the Company of:

               (A) A merger, consolidation or reorganization involving the Company, unless,

                    (1) The stockholders of the Company immediately before such merger, consolidation or reorganization, own, directly or indirectly, immediately following such merger, consolidation or reorganization, at least seventy-five percent (75%) of the combined voting power of the outstanding Voting Securities of the corporation (the "Surviving Corporation") in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, consolidation or reorganization;

                    (2) The individuals who were members of the Incumbent Board immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization constitute at least two-thirds of the members of the board of directors of the Surviving Corporation; and

                    (3) No Person (other than the Company, any Subsidiary, any employee benefit plan (or any trust forming a part thereof) maintained by the Company, the Surviving Corporation or any Subsidiary, or any Person who, immediately prior to such merger, consolidation or reorganization, had Beneficial Ownership of fifty percent (50%) or more of the then outstanding Voting Securities) has Beneficial Ownership of fifty percent (50%) or more of the combined voting power of the Surviving Corporation's then outstanding Voting Securities.

               (B)  A complete liquidation or dissolution of the Company; or

               (C) An agreement for the sale or other disposition of all or substantially all of the assets of the Company to any Person (other than a transfer to a Subsidiary)

     Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any Person (the "Subject Person") acquired Beneficial Ownership of more than the permitted amount of the outstanding Voting Securities as a result of the acquisition of Voting Securities by the Company which, by reducing the number of Voting Securities outstanding, increased the proportional number of shares Beneficially Owned by the Subject Person, provided that if a Change in Control would occur (but for the operation of this sentence) as a result of the acquisition of Voting Securities by the Company, and after such share acquisition by the Company, the Subject Person becomes the Beneficial Owner of any additional Voting Securities Beneficially Owned by the Subject Person, then a Change in Control shall occur.

     (d) "CODE" shall mean the Internal Revenue Code of 1986, as amended from time to time.

     (e) "COMMITTEE" shall mean a committee of the Board composed of not less than two Non-Employee Directors, each of whom shall be a "Non-Employee Director" for purposes of Exchange Act Section 16 and Rule 16b-3 thereunder and an "outside director" for purposes of Section 162(m) and the regulations promulgated under the Code.

     (f)  "CONSULTANT"   shall  mean  any  consultant  to  the  Company  or  its
     Subsidiaries or Affiliates.

     (g)  "DIRECTOR" shall mean a member of the Board.

     (h) "DISABILITY" shall mean, unless otherwise defined in the applicable Option Agreement, a disability that would qualify as a total and permanent disability under the Company's then current long-term disability plan.

     (i) "EMPLOYEE" shall mean a current or prospective officer or employee of the Company or of any Subsidiary or Affiliate.

     (j) "EXCHANGE ACT" shall mean the Securities Exchange Act of 1934, as amended from time to time.

     (k) "FAIR MARKET VALUE" with respect to the Shares, shall mean, for purposes of a grant of an Option as of any date, (i) the closing sales price of the Shares on any exchange on which the shares are traded, on such date, or in the absence of reported sales on such date, the closing sales price on the immediately preceding date on which sales were reported or
     (ii) in the event there is no public market for the Shares on such date, the fair market value as determined, in good faith, by the Committee in its sole discretion, and for purposes of a sale of a Share as of any date, the actual sales price on that date.

     (l) "INCENTIVE STOCK OPTION" shall mean an option to purchase Shares from the Company that is granted under Section 6 of the Plan and that is intended to meet the requirements of Section 422 of the Code or any successor provision thereto.

     (o) "NON-QUALIFIED STOCK OPTION" shall mean an option to purchase Shares from the Company that is granted under Section 6 of the Plan and is not intended to be an Incentive Stock Option.

     (p) "NON-EMPLOYEE DIRECTOR" shall mean a member of the Board who is not an officer or employee of the Company or any Subsidiary or Affiliate.

     (q) "OPTION" shall mean an Incentive Stock Option or a Non-Qualified Stock Option.

     (r) "OPTION AGREEMENT" shall mean any written agreement, contract, or other instrument or document evidencing any Option, which may, but need not, be executed or acknowledged by a Participant.

     (s) "OPTION PRICE" shall mean the purchase price payable to purchase one Share upon the exercise of an Option.

     (t) "OUTSIDE DIRECTOR" means, with respect to the grant of an Option, a member of the Board then serving on the Committee.

     (u) "PARTICIPANT" shall mean any Employee, Director, Consultant or other person who receives an Option under the Plan.

     (v) "PERSON" shall mean any individual, corporation, partnership, limited liability company, associate, joint-stock company, trust, unincorporated organization, government or political subdivision thereof or other entity.

     (w) "RETIREMENT" shall mean, unless otherwise defined in the applicable Option Agreement, retirement of a Participant from the employ or service of the Company or any of its Subsidiaries or Affiliates in accordance with the terms of the applicable Company retirement plan or, if a Participant is not covered by any such plan, retirement on or after such Participant's 65th birthday.

     (x) "SEC' shall mean the Securities and Exchange Commission or any successor thereto.

     (y) "SECTION 16" shall mean Section 16 of the Exchange Act and the rules promulgated thereunder and any successor provision thereto as in effect from time to time.

     (z) "SECTION 162 (M)" shall mean Section 162 (m) of the Code and the regulations promulgated thereunder and any successor or provision thereto as in effect from time to time.

     (aa) "SHARES" shall mean shares of the Common Stock, no par value, of the Company.

     (bb) "SUBSIDIARY" shall mean any Person (other than the Company) of which a majority of its voting power or its equity securities or equity interest is owned directly or indirectly by the Company.

SECTION 3.        ADMINISTRATION

     3.1 Authority of Committee. The Plan shall be administered by the Committee, which shall be appointed by and serve at the pleasure of the Board; provided, however, with respect to Options to Outside Directors, all references in the Plan to the Committee shall be deemed to be references to the Board. Subject to the terms of the Plan and applicable law, and in addition to other express powers and authorizations conferred on the Committee by the Plan, the Committee shall have full power and authority in its discretion to: (i) designate Participants; (ii) determine the type or types of Options to be granted to a Participant; (iii) determine the number of Shares to be covered by, or with respect to which payments, rights, or other matters are to be calculated in connection with Options; (iv) determine the timing, terms, and conditions of any Option; (v) accelerate the time at which all or any part of an Option may be settled or exercised; (vi) determine whether, to what extent, and under what circumstances Options may be settled or exercised in cash, Shares, other securities, other Options or other property, or canceled, forfeited, or suspended and the method or methods by which Options may be settled, exercised, canceled, forfeited, or suspended; (vii) determine whether, to what extent, and under what circumstances cash, Shares, other securities, other Options, other property, and other amounts payable with respect to an Option shall be deferred either automatically or at the election of the holder thereof or of the Committee; (viii) interpret and administer the Plan and any instrument or agreement relating to, or Option made under, the Plan; (ix) except to the extent prohibited by Section 6.2, amend or modify the terms of any Option at or after grant with the consent of the holder of the Option; (x) establish, amend, suspend, or waive such rules and regulations and appoint such agents as it shall deem appropriate for the proper administration of the Plan; and (xi) make any other determination and take any other action that the Committee deems necessary or desirable for the administration of the Plan, subject to the exclusive authority of the Board under Section 10 hereunder to amend or terminate the Plan.

     3.2 Committee Discretion Binding. Unless otherwise expressly provided in the Plan, all designations, determinations, interpretations, and other decisions under or with respect to the Plan or any Option shall be within the sole discretion of the Committee, may be made at any time and shall be final, conclusive, and binding upon all Persons, including the Company, any Subsidiary or Affiliate, any Participant and any holder or beneficiary of any Option.

     3.3 Action by the Committee. The Committee shall select one of its members as its Chairperson and shall hold its meetings at such times and places and in such manner as it may determine. A majority of its members shall constitute a quorum. All determinations of the Committee shall be made by not less than a majority of its members. Any decision or determination reduced to writing and signed by all of the members of the Committee shall be fully effective as if it had been made by a majority vote at a meeting duly called and held. The exercise of an Option or receipt of an Option shall be effective only if an Option Agreement shall have been duly executed and delivered on behalf of the Company following the grant of the Option or other Option. The Committee may appoint a Secretary and may make such rules and regulations for the conduct of its business, as it shall deem advisable.

     3.4 Delegation. Subject to the terms of the Plan and applicable law, the Committee may delegate to one or more officers or managers of the Company or of any Subsidiary or Affiliate, or to a Committee of such officers or managers, the authority, subject to such terms and limitations as the Committee shall determine, to grant Options to, or to cancel, modify or waive rights with respect to, or to alter, discontinue, suspend, or terminate Options held by Participants who are not officers or directors of the Company for purposes of
Section 16 or who are otherwise not subject to such Section.

     3.5 No Liability. No member of the Board or Committee shall be liable for any action taken or determination made in good faith with respect to the Plan or any Option granted hereunder.

SECTION 4.        SHARES AVAILABLE FOR OPTIONS

     4.1 Shares Available. Subject to the provisions of Section 4.2 hereof, the stock to be subject to Options under the Plan shall be the Shares of the Company and the maximum number of Shares with respect to which Options may be granted under the Plan shall be 2,124,650 (which includes 74,650 Shares with respect to which awards under the Company's 1989 Non-Qualified Stock Option Plan, 1993 Stock Option Plan and 1995 Incentive Stock Option Plan (the "Old Plans") were authorized but not granted). Notwithstanding the foregoing and subject to adjustment as provided in Section 4.2, the maximum number of Shares with respect to which Awards may be granted under the Plan shall be increased by the number of Shares with respect to which Options or other Awards were granted under the Old Plans, as of the effective date of this Plan, but which terminate, expire unexercised, or are settled for cash, forfeited or canceled without the delivery of Shares under the terms of such Old Plans after the effective date of this Plan.

     If, after the effective date of the Plan, any Shares covered by an Option granted under this Plan, or to which such an Option relates, are forfeited, or if such an Option is settled for cash or otherwise terminates, expires unexercised, or is canceled without the delivery of Shares, then the Shares covered by such Option, or to which such Option relates, or the number of Shares otherwise counted against the aggregate number of Shares with respect to which Options may be granted, to the extent of any such settlement, forfeiture, termination, expiration, or cancellation, shall again become Shares with respect to which Options may be granted. In the event that any Option or other Option granted hereunder is exercised through the delivery of Shares or in the event that withholding tax liabilities arising from such Option are satisfied by the withholding of Shares by the Company, the number of Shares available for Options under the Plan shall be increased by the number of Shares so surrendered or withheld.

     4.2 Adjustments. In the event that the Committee determines that any dividend or other distribution (whether in the form of cash, Shares, other securities, or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of Shares or other securities of the Company, issuance of warrants or other rights to purchase Shares or other securities of the Company, or other similar corporate transaction or event affects the Shares such that an adjustment is determined by the Committee, in its sole discretion, to be appropriate, then the Committee shall, in such manner as it may deem equitable (and, with respect to Incentive Stock Options, in such manner as is consistent with Section 422 of the Code and the regulations thereunder) : (i) adjust any or all of (1) the aggregate number of Shares or other securities of the Company (or number and kind of other securities or property) with respect to which Options may be granted under the Plan; (2) the number of Shares or other securities of the Company (or number and kind of other securities or property) subject to outstanding Options under the Plan; and (3) the grant or exercise price with respect to any Option under the Plan, provided that the number of shares subject to any Option shall always be a whole number; (ii) if deemed appropriate, provide for an equivalent Option in respect of securities of the surviving entity of any merger, consolidation or other transaction or event having a similar effect; or (iii) if deemed appropriate, make provision for a cash payment to the holder of an outstanding Option.

     4.3 Substitute Options. Any Shares issued by the Company as Substitute Options in connection with the assumption or substitution of outstanding grants from any acquired corporation shall not reduce the Shares available for Options under the Plan.

     4.4 Sources of Shares Deliverable Under Options. Any Shares delivered pursuant to an Option may consist, in whole or in part, of authorized and unissued Shares or of issued Shares that have been reacquired by the Company.

SECTION 5.        ELIGIBILITY

     Any Employee, Director or Consultant shall be eligible to be designated a Participant; provided, however, that Outside Directors shall only be eligible to receive Options granted consistent with Section 7.

SECTION 6.        STOCK OPTIONS

     6.1 Grant. Subject to the provisions of the Plan, the Committee shall have sole and complete authority to determine the Participants to whom Options shall be granted, the number of Shares subject to each Option, the exercise price and the conditions and limitations applicable to the exercise of each Option. The Committee shall have the authority to grant Incentive Stock Options, or to grant Non-Qualified Stock Options, or to grant both types of Options. In the case of Incentive Stock Options, the terms and conditions of such grants shall be subject to and comply with such rules as may be prescribed by Section 422 of the Code, as from time to time amended, and any regulations implementing such statute. A person who has been granted an Option under this Plan may be granted additional Options under the Plan if the Committee shall so determine; provided, however, that to the extent the aggregate Fair Market Value (determined at the time the Incentive Stock Option related thereto is granted) of the Shares with respect to which all Incentive Stock Options related to such Option are exercisable for the first time by an Employee during any calendar year (under all plans described in subsection (d) of Section 422 of the Code of the Company and its Subsidiaries) exceeds $100,000 (or such higher amount as is permitted in the future under Section 422(d) of the Code, such Options shall be treated as Non-Qualified Stock Options.

     6.2 Price. The Committee in its sole discretion shall establish the Option Price at the time each Option is granted. Except in the case of Substitute Options, the Option Price of an Option may not be less than 100% of the Fair Market Value of the Shares with respect to which the Option is granted on the date of grant of such Option. Notwithstanding the foregoing and except as permitted by the provisions of Section 4.2 and Section 10 hereof, the Committee shall not have the power to (i) amend the terms of previously granted Options to reduce the Option Price of such Options, or (ii) cancel such Options and grant substitute Options with a lower Option Price than the canceled Options.

     6.3 Term. Subject to the Committee's authority under Section 3.1 and the provisions of Section 6.5, each Option and all rights and obligations thereunder shall expire on the date determined by the Committee and specified in the Option Agreement. The Committee shall be under no duty to provide terms of like duration for Options granted under the Plan. Notwithstanding the foregoing, no Option shall be exercisable after the expiration of ten (10) years from the date such Option was granted.

     6.4 Exercise.

     (a) Each Option shall be exercisable at such times and subject to such terms and conditions as the Committee may, in its sole discretion, specify in the applicable Option Agreement or thereafter. The Committee shall have full and complete authority to determine, subject to Section 6.5 herein, whether an Option will be exercisable in full at any time or from time to time during the tern of the Option, or to provide for the exercise thereof in such installments, upon the occurrence of such events and at such times during the term of the Option as the Committee may determine.

     (b) The Committee may impose such conditions with respect to the exercise of Options, including without limitation, any relating to the application of federal, state or foreign securities laws or the Code, as it may deem necessary or advisable. The exercise of any Option granted hereunder shall be effective only at such time as the sale of Shares pursuant to such exercise will not violate any state or federal securities or other laws.

     (c) An Option may be exercised in whole or in part at any time, with respect to whole Shares only, within the period permitted thereunder for the exercise thereof, and shall be exercised by written notice of intent to exercise the Option, delivered to the Company at its principal office, and payment in full to the Company at the direction of the Committee of the amount of the Option Price for the number of Shares with respect to which the Option is then being exercised. The exercise of an Option shall result in the termination of the other to the extent of the number of Shares with respect to which the Option is exercised.

     (d) The Option Price shall be immediately due upon exercise of the Option and shall, subject to the provisions of the Option Agreement and the applicable securities laws, be payable in one or more of the following forms: (i) cash or check made payable to the Company; or (ii) shares held for the requisite period necessary to avoid a charge to the Company's earnings for financial reporting purposes and valued at the Fair Market Value of such Shares on the date of exercise (or next date), together with any applicable withholding taxes. Payment of the Option Price for the purchased shares must be made on the Option exercise date. Until the optionee has been issued Shares subject to such exercise, he or she shall possess no rights as a stockholder with respect to such Shares.

     6.5 Ten Percent Stock Rule. Notwithstanding any other provisions in the Plan, if at the time an Option is otherwise to be granted pursuant to the Plan the optionee or rights holder owns directly or indirectly (within the meaning of Section 424(d) of the Code) Shares of the Company possessing more than ten percent (10%) of the total combined voting power of all classes of Stock of the Company or its parent or Subsidiary or Affiliate corporations (within the meaning of Section 422 (b) (6) of the Code), then any Incentive Stock Option to be granted to such optionee or rights holder pursuant to the Plan shall satisfy the requirement of Section 422(c) (5) of the Code, and the Option Price shall be not less than 110% of the Fair Market Value of the Shares of the Company, and such Option by its terms shall not be exercisable after the expiration of five
(5) years from the date such Option is granted.

SECTION 7.  DIRECTOR OPTIONS

     7.1 Grant Upon Election of a New Director to the Board. A new Director to the Board shall receive Options for 20,000 Shares upon his or her election to the Board. These Options shall become exercisable in five equal installments of 4,000 Shares each beginning on the first anniversary of the date of grant.

     7.2 Grant Upon Re-election of a Director to the Board. Beginning with the 2001 annual meeting of the Company's shareholders and continuing for each year through the 2005 annual meeting of the Company's shareholders, a Director who is re-elected to the Board shall receive Options for 4,000 Shares upon his or her re-election to the Board. These Options shall become exercisable on the first anniversary of the date of grant.

     7.3 Grants to Board Chairmen. Beginning with the 2001 annual meeting of the Company's shareholders and continuing for each year through the 2005 annual meeting of the Company's shareholders, each Director who is appointed as Chairman of the Board, Vice-Chairman of the Board or as Chairman of a Board committee shall receive Options for 1,000 Shares upon his or her appointment, in addition to any other Options granted pursuant to this Section 7. These Options shall become exercisable on the first anniversary of the date of grant.

     7.4 Option Price. The Option Price for all Options granted to Directors pursuant to this Section 7 shall be the Fair Market Value on the date of grant.

     7.5 Forfeiture of Options. Any Option granted to a Director pursuant to this Section 7 that has not become exercisable when a Director ceases to serve as a Director, or in the position for which such Option was granted, shall be forfeited.

     7.6 Other Options to Directors. The Board may also grant other Options to Directors pursuant to the terms of the Plan. With respect to such Options, all references in the Plan to the Committee shall be deemed to be references to the Board.

SECTION 8.  TERMINATION OF EMPLOYMENT

     The Committee shall have the full power and authority to determine the terms and conditions that shall apply to any Option upon a termination of employment with the Company, its Subsidiaries and Affiliates, including a termination by the Company with or without cause, by a Participant voluntarily, or by reason of death, Disability or Retirement, and may provide such terms and conditions in the Option Agreement or in such rules and regulations as it may prescribe. All Options which are not exercised prior to 90 days after the date a Participant ceases to serve as a Director, Employee or Consultant of the Company shall be forfeited.

SECTION 9.  CHANGE IN CONTROL

     Upon a Change in Control, all outstanding Options shall vest, become immediately exercisable or payable and have all restrictions lifted.

SECTION 10.  AMENDMENT AND TERMINATION

     10.1 Amendments to the Plan. The Board may amend, alter, suspend, discontinue, or terminate the Plan or any portion thereof at any time; provided that no such amendment, alteration, suspension, discontinuation or termination shall be made without stockholder approval if such approval is necessary to comply with any tax or regulatory requirement for which or with which the Board deems it necessary or desirable to comply.

     10.2 Amendments to Options. Subject to the restrictions of Section 6.2, the Committee may waive any conditions or rights under, amend any terms of, or alter, suspend, discontinue, cancel or terminate, any Option theretofore granted, prospectively or retroactively; provided that any such waiver, amendment, alteration, suspension, discontinuance, cancellation or termination that would adversely affect the rights of any Participant or any holder or beneficiary of any Option theretofore granted shall not to that extent be effective without the consent of the affected Participant, holder, or beneficiary.

     10.3 Adjustments of Options Upon the Occurrence of Certain Unusual or Nonrecurring Events. The Committee is hereby authorized to make adjustments in the terms and conditions of, and the criteria included in, Options in recognition of unusual or nonrecurring events (including, without limitation, the events described in Section 4.2 hereof) affecting the Company, any Subsidiary or Affiliate, or the financial statements of the Company or any Subsidiary or Affiliate, or of changes in applicable laws, regulations, or accounting principles, whenever the Committee determines that such adjustments are appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan.

SECTION 11.  GENERAL PROVISIONS

     11.1 Limited Transferability of Options. Except as otherwise provided in the Plan, no Option shall be assigned, alienated, pledged, attached, sold or otherwise transferred or encumbered by a Participant, except by will or the laws of descent and distribution and/or as may be provided by the Committee in its discretion, at or after grant, in the Option Agreement. No transfer of an Option by will or by laws of descent and distribution shall be effective to bind the Company unless the Company shall have been furnished with written notice thereof and an authenticated copy of the will and/or such other evidence as the Committee may deem necessary or appropriate to establish the validity of the transfer.

     11.2 No Rights to Options. No Person shall have any claim to be granted any Option, and there is no obligation for uniformity of treatment of Participants or holders or beneficiaries of Options. The terms and conditions of Options need not be the same with respect to each Participant.

     11.4 Share Certificates. All certificates for Shares or other securities of the Company or any Subsidiary or Affiliate delivered under the Plan pursuant to any Option or the exercise thereof shall be subject to such stop transfer orders and other restrictions as the Committee may deem advisable under the Plan or the rules, regulations and other requirements of the SEC or any state securities commission or regulatory authority, any stock exchange or other market upon which such Shares or other securities are then listed, and any applicable Federal or state laws, and the Committee may cause a legend or legends to be put on any such certificates to make appropriate reference to such restrictions.

     11.5 Withholding. A Participant may be required to pay to the Company or any Subsidiary or Affiliate and the Company or any Subsidiary or Affiliate shall have the right and is hereby authorized to withhold from any Option, from any payment due or transfer made under any Option or under the Plan, or from any compensation or other amount owing to a Participant the amount (in cash, Shares, other securities, other Options or other property) of any applicable withholding or other taxes in respect of an Option, its exercise, or any payment or transfer under an Option or under the Plan and to take such other action as may be necessary in the opinion of the Company to satisfy all obligations for the payment of such taxes.

     11.6 Option Agreements. Each Option hereunder shall be evidenced by an Option Agreement that shall be delivered to the Participant and may specify the terms and conditions of the Option and any rules applicable thereto. In the event of a conflict between the terms of the Plan and any Option Agreement, the terms of the Plan shall prevail.

     11.7 No Limit on Other Compensation Arrangements. Nothing contained in the Plan shall prevent the Company or any Subsidiary or Affiliate from adopting or continuing in effect other compensation arrangements, which may, but need not, provide for the grant of Options.

     11.8 No Right to Employment. The grant of an Option shall not be construed as giving a Participant the right to be retained in the employ of the Company or any Subsidiary or Affiliate. Further, the Company or a Subsidiary or Affiliate may at any time dismiss a Participant from employment, free from any liability or any claim under the Plan, unless otherwise expressly provided in an Option Agreement.

     11.9 No Rights as Stockholder. Subject to the provisions of the Plan and the applicable Option Agreement, no Participant or holder or beneficiary of any Option shall have any rights as a stockholder with respect to any Shares to be distributed under the Plan until such person has become a holder of such Shares.

     11.10 Governing Law. The validity, construction and effect of the Plan and any rules and regulations relating to the Plan and any Option Agreement shall be determined in accordance with the laws of the State of California without giving effect to conflicts of laws principles.

     11.11 Severability. If any provision of the Plan or any Option Agreement is, or becomes, or is deemed to be invalid, illegal, or unenforceable in any jurisdiction or as to any Person or Option, or would disqualify the Plan or any Option under any law deemed applicable by the Committee, such provision shall be construed or deemed amended to conform to the applicable laws, or if it cannot be construed or deemed amended without, in the determination of the Committee, materially altering the intent of the Plan or the Option, such provision shall be stricken as to such jurisdiction, Person or Option and the remainder of the Plan and any such Option shall remain in full force and effect.

     11.12 Other Laws. The Committee may refuse to issue or transfer any Shares or other consideration under an Option if, acting in its sole discretion, it determines that the issuance or transfer of such Shares or such other consideration might violate any applicable law or regulation (including applicable non-U.S. laws or regulations) or entitle the Company to recover the same under Exchange Act Section 16 (b), and any payment tendered to the Company by a Participant, other holder or beneficiary in connection with the exercise of such Option shall be promptly refunded to the relevant Participant, holder, or beneficiary.

     11.13 No Trust or Fund Created. Neither the Plan nor any Option shall create or be construed to create a trust or separate fund of any kind or a fiduciary relationship between the Company or any Subsidiary or Affiliate and a Participant or any other Person. To the extent that any Person acquires a right to receive payments from the Company or any Subsidiary or Affiliate pursuant to an Option, such right shall be no greater than the right of any unsecured general creditor of the Company or any Subsidiary or Affiliate.

     11.14 No Fractional Shares. No fractional Shares shall be issued or delivered pursuant to the Plan or any Option, and the Committee shall determine whether cash, other securities, or other property shall be paid or transferred in lieu of any fractional Shares or whether such fractional Shares or any rights thereto shall be canceled, terminated or otherwise eliminated.

     11.15 Headings. Headings are given to the sections and subsections of the Plan solely as a convenience to facilitate reference. Such headings shall not be deemed in any way material or relevant to the construction or interpretation of the Plan or any provision thereof.

SECTION 12.  TERM OF THE PLAN

     12.1 Effective Date. The Plan shall be effective as of February 13, 2001 provided it is approved and ratified by the Company's stockholders on or prior to December 31, 2001.

     12.2 Expiration Date. No new Options shall be granted under the Plan after the tenth (10th) anniversary of the Effective Date. Unless otherwise expressly provided in the Plan or in an applicable Option Agreement, any Option granted hereunder may, and the authority of the Board or the Committee to amend, alter, adjust, suspend, discontinue, or terminate any such Option or to waive any conditions or rights under any such Option shall, continue after the tenth
(10th) anniversary of the Effective Date.

Exhibit 10.11

Amendments to Tri Counties Bank Executive Deferred Compensation Plan referenced at Exhibit 10.9, effective as of January 1, 2005.

Effective January 1, 2005, the Company amended the 1987 Tri Counties Bank Supplemental Executive Retirement Plan ("1987 SERP") by replacing each of the Articles noted below as follows:


2.16 Interest Rate

     "Interest Rate" means, with respect to any calendar month until January 1, 2008, the monthly equivalent of three (3) percentage points greater than the annual yield of the Moody's Average Corporate Bond Yield Index for the preceding calendar month as published by Moody's Investor Service, Inc. (or any successor thereto) or, if such index is no longer published, a substantially similar index selected by the Board. With respect to any calendar month after January 1, 2008, the "Interest Rate" means, the monthly equivalent of one (1) percentage point greater than the annual yield of the Moody's Average Corporate Bond Yield Index for the preceding calendar month. With respect to any calendar month succeeding a participant's retirement or termination, the "Interest Rate" means, the monthly equivalent of the annual yield of the Moody's Average Corporate Bond Yield Index for the preceding calendar month.


3.1  Eligibility and Participation

     (a) Eligibility. Eligibility to participate in the Plan shall be limited to those key employees of the Employer who are designated, from time to time, by the Board of TriCo Bancshares and who have not made prior deferrals to the Plan in excess of $1,500,000.

3.3  Limitation on Deferral

     A Participant may defer up to one hundred percent (100%) of the Participant's Compensation subject to a limitation of one million five hundred thousand dollars ($1,500,000) in cumulative deferred compensation. However, the Committee may impose a different maximum deferral amount or increase the minimum deferral amount under paragraph 3.2 from time to time by giving written notice to all Participants, provided, however, that no such changes may affect a Deferral Commitment made prior to the Committee's action.

Exhibit 10.12

Amendments to Tri Counties Bank Deferred Compensation Plan for Directors referenced at Exhibit 10.10, effective as of January 1, 2005.

Effective January 1, 2005, the Company amended the 1987 Tri Counties Bank Supplemental Retirement Plan for Directors ("1987 SRP for Directors") by replacing each of the Articles noted below as follows:


2.15 Interest Rate

     "Interest Rate" means, with respect to any calendar month until January 1, 2008, the monthly equivalent of three (3) percentage points greater than the annual yield of the Moody's Average Corporate Bond Yield Index for the preceding calendar month as published by Moody's Investor Service, Inc. (or any successor thereto) or, if such index is no longer published, a substantially similar index selected by the Board. With respect to any calendar month after January 1, 2008, the "Interest Rate" means, the monthly equivalent of one (1) percentage point greater than the annual yield of the Moody's Average Corporate Bond Yield Index for the preceding calendar month. With respect to any calendar month succeeding a participant's retirement or termination, the "Interest Rate" means, the monthly equivalent of the annual yield of the Moody's Average Corporate Bond Yield Index for the preceding calendar month.


3.3  Limitation on Deferral

     A Participant may defer up to one hundred percent (100%) of the Participant's Compensation subject to a limitation of one million five hundred thousand dollars ($1,500,000) in cumulative deferred compensation. However, the Committee may impose a different maximum deferral amount or increase the minimum deferral amount under paragraph 3.2 from time to time by giving written notice to all Participants, provided, however, that no such changes may affect a Deferral Commitment made prior to the Committee's action.

Exhibit 23.1






            Consent of Independent Registered Public Accounting Firm



The Board of Directors
TriCo Bancshares and Subsidiaries:


We consent to the incorporation by reference in the registration statements (Nos. 33-88702, 33-62063, and 33-66064) on Form S-8 of our reports dated
March 9, 2005, with respect to the consolidated balance sheets of TriCo Bancshares and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, and the effectiveness of internal control over financial reporting as of December 31, 2004, which reports appear in the December 31, 2004, annual report on Form 10-K of TriCo Bancshares and subsidiaries.


/s/ KPMG LLP



Sacramento, California
March 9, 2005

Exhibit 31.1

Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

I, Richard P. Smith, certify that;

     1.   I have reviewed this annual report on Form 10-K of TriCo Bancshares;
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have;
          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
          c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and
          d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  March 9, 2005                   /s/ Richard P. Smith
                                       ----------------------------------------
                                       Richard P. Smith
                                       President and Chief Executive Officer

Exhibit 31.2

Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

I, Thomas J. Reddish, certify that;

     1.   I have reviewed this annual report on Form 10-K of TriCo Bancshares;
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have;
          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
          c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and
          d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  March 9, 2005                   /s/ Thomas J. Reddish
                                       ----------------------------------------
                                       Thomas J. Reddish
                                       Executive Vice President and
                                       Chief Financial Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350.

In connection with the Annual Report of TriCo Bancshares (the "Company") on Form 10-K for the year ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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



Exhibit 32.2

Certification Pursuant to 18 U.S.C. Section 1350.

In connection with the Annual Report of TriCo Bancshares (the "Company") on Form 10-K for the year ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Reddish, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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