Form 10-Q
period 2005-03-31
TRICO BANCSHARES /
filed 2005-05-05
CIK 356171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                  Quarterly Report Pursuant Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2005                  Commission file number 0-10661
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

                                  530-898-0300
              (Registrant's telephone number, including area code)


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

                             Yes  X        No
                                -----        -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes  X        No
                                -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class:  Common stock, no par value

Outstanding shares as of May 4, 2005:  15,686,049

                                TABLE OF CONTENTS

                                                                           Page

Forward Looking Statements                                                   1

PART I - FINANCIAL INFORMATION                                               2

  Item 1 - Financial Statements                                              2

    Notes to Unaudited Condensed Consolidated Financial Statements           6

    Financial Summary                                                       15

  Item 2 - Management's Discussion and Analysis of Financial                16
                 Condition and Results of Operations

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk       27

  Item 4 - Controls and Procedures                                          28

PART II - OTHER INFORMATION                                                 29

  Item 1 - Legal Proceedings                                                29

  Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds      29

  Item 6 - Exhibits                                                         29

  Signatures                                                                32

  Exhibits                                                                  33

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


The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2004, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report.


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                TRICO BANCSHARES
                           CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data; unaudited)

                                                                 At March 31,            At December 31,
                                                            2005              2004            2004
                                                      -------------------------------   -----------------
Assets:
     Cash and due from banks                              $77,365           $55,568           $70,037
     Federal funds sold                                       181                 -                 -
                                                      -------------------------------   -----------------
         Cash and cash equivalents                         77,546            55,568            70,037

     Securities available for sale                        293,730           307,647           286,013
     Federal Home Loan Bank stock, at cost                  6,781             4,830             6,781
     Loans, net of allowance for loan losses
         of $14,563, $13,377 and $14,525                1,167,870           980,688         1,158,442
     Foreclosed assets, net of allowance for
         losses of $180, $180 and $180                          -               924                 -
     Premises and equipment, net                           20,599            19,288            19,853
     Cash value of life insurance                          40,699            39,412            40,479
     Accrued interest receivable                            6,446             5,806             6,473
     Goodwill                                              15,519            15,519            15,519
     Intangible assets                                      5,065             5,755             5,408
     Other assets                                          21,357            15,926            18,501
                                                      -------------------------------   -----------------
         Total Assets                                  $1,655,612        $1,451,363        $1,627,506
                                                      ===============================   =================
Liabilities:
     Deposits:
         Noninterest-bearing demand                      $312,739          $260,299          $311,275
         Interest-bearing                               1,086,010           979,640         1,037,558
                                                      -------------------------------   -----------------
         Total deposits                                 1,398,749         1,239,939         1,348,833
     Federal funds purchased                               20,700            16,300            46,400
     Accrued interest payable                               3,384             2,507             3,281
     Reserve for unfunded commitments                       1,632               920             1,532
     Other liabilities                                     22,099            18,687            19,938
     Other borrowings                                      28,176            22,877            28,152
     Junior subordinated debt                              41,238            20,619            41,238
                                                      -------------------------------   -----------------
         Total Liabilities                              1,515,978         1,321,849         1,489,374
                                                      -------------------------------   -----------------
Commitments and contingencies
Shareholders' Equity:
     Common stock, no par value: 50,000,000
         shares authorized; issued and outstanding:
           15,733,517 at March 31, 2005                    70,808
           15,635,522 at March 31, 2004                                      69,568
           15,723,317 at December 31, 2004                                                     70,699
     Retained earnings                                     71,068            57,520            67,785
     Accumulated other comprehensive (loss) income, net    (2,242)            2,426              (352)
                                                      -------------------------------   -----------------
         Total Shareholders' Equity                       139,634           129,514           138,132
                                                      -------------------------------   -----------------
Total Liabilities and Shareholders' Equity             $1,655,612        $1,451,363        $1,627,506
                                                      ===================================================


Share and per share data for all periods have been adjusted to reflect the 2-for-1 stock split paid on April 30, 2004.
See accompanying notes to unaudited condensed consolidated financial statements.

                                TRICO BANCSHARES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except share data; unaudited)

                                                    Three months ended March 31,
                                                         2005           2004
                                                    ----------------------------

Interest and dividend income:
  Loans, including fees                                $19,527        $16,739
    Debt securities:
      Taxable                                            2,630          2,675
      Tax exempt                                           415            442
  Dividends                                                 60             46
  Federal funds sold                                         4             10
                                                    ----------------------------
     Total interest income                              22,636         19,912
                                                    ----------------------------
Interest Expense:
     Deposits                                            3,085          2,449
     Federal funds purchased                               172             34
     Other borrowings                                      327            320
     Junior subordinated debt                              537            211
                                                    ----------------------------
     Total interest expense                              4,121          3,014
                                                    ----------------------------
Net Interest Income                                     18,515         16,898
                                                    ----------------------------
Provision for loan losses                                  100            613
                                                    ----------------------------
Net Interest Income After Provision for Loan Losses     18,415         16,285
                                                    ----------------------------
Noninterest Income:
     Service charges and fees                            4,062          4,081
     Gain on sale of loans                                 292            625
     Commissions on sale of non-deposit
       investment products                                 532            542
     Increase in cash value of life insurance              220            432
     Other                                                 221             75
                                                    ----------------------------
     Total Noninterest Income                            5,327          5,755
                                                    ----------------------------
Noninterest Expense:
     Salaries and related benefits                       8,369          8,167
     Other                                               6,744          6,216
                                                    ----------------------------
     Total Noninterest Expense                          15,113         14,383
                                                    ----------------------------
Income Before Income Taxes                               8,629          7,657
                                                    ----------------------------
     Provision for income taxes                          3,390          2,880
                                                    ----------------------------
Net Income                                              $5,239         $4,777
                                                    ============================
Average Shares Outstanding                          15,729,725     15,616,540
Diluted Average Shares Outstanding                  16,366,705     16,212,845

Per Share Data
     Basic Earnings                                      $0.33          $0.31
     Diluted Earnings                                    $0.32          $0.29
     Dividends Paid                                      $0.11          $0.10


Share and per share data for all periods have been adjusted to reflect the 2-for-1 stock split paid on April 30, 2004.
See accompanying notes to unaudited condensed consolidated financial statements.


                                TRICO BANCSHARES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (In thousands, except share data; unaudited)

                                                                     Accumulated
                                   Shares of                            Other
                                    Common     Common    Retained   Comprehensive
                                     Stock      Stock    Earnings   (Loss) Income     Total
                                 -------------------------------------------------------------
Balance at December 31, 2003      15,668,248   $69,767    $56,379       $1,814       $127,960
Comprehensive income:                                                               ----------
  Net income                                                4,777                       4,777
  Change in net unrealized gain
    on Securities available for
    sale, net                                                              612            612
                                                                                    ----------
  Total comprehensive income                                                            5,389
Stock options exercised              134,874       540                                    540
Tax benefit of stock options
  exercised                                          7                                      7
Repurchase of common stock          (167,600)     (746)    (2,047)                     (2,793)
Dividends paid ($0.10 per share)                           (1,589)                     (1,589)
                                 -------------------------------------------------------------
Balance at March 31, 2004         15,635,522   $69,568    $57,520       $2,426       $129,514
                                 =============================================================

Balance at December 31, 2004      15,723,317   $70,699    $67,785        ($352)      $138,132
Comprehensive income:                                                               ----------
  Net income                                                5,239                       5,239
  Change in net unrealized gain
    on Securities available for
    sale, net                                                           (1,890)        (1,890)
                                                                                    ----------
     Total comprehensive income                                                         3,349
Stock options exercised               24,000       158                                    158
Tax benefit of stock options
  exercised                                         13                                     13
Repurchase of common stock           (13,800)      (62)      (224)                       (286)
Dividends paid ($0.11 per share)                           (1,732)                     (1,732)
                                 -------------------------------------------------------------
Balance at March 31, 2005         15,733,517   $70,808    $71,068      ($2,242)      $139,634
                                 =============================================================



Share and per share data for all periods have been adjusted to reflect the 2-for-1 stock split paid on April 30, 2004.
See accompanying notes to unaudited condensed consolidated financial statements.


                                TRICO BANCSHARES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands; unaudited)

                                                               For the three months ended March 31,
                                                                     2005               2004
                                                               ------------------------------------
Operating activities:
  Net income                                                        $5,239             $4,777
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation of property and equipment, and amortization         917                831
      Amortization of intangible assets                                343                331
      Provision for loan losses                                        100                613
      Amortization of investment securities premium, net               331                443
      Originations of loans for resale                             (15,660)           (31,981)
      Proceeds from sale of loans originated for resale             15,780             32,310
      Gain on sale of loans                                           (292)              (625)
      Amortization of mortgage servicing rights                        168                190
      Recovery of mortgage
        servicing rights valuation allowance                             -                (30)
      (Gain) loss on sale of fixed assets                               (6)                78
      Increase in cash value of life insurance                        (220)              (432)
      Change in:
        Interest receivable                                             27                221
        Interest payable                                               103               (131)
        Other assets and liabilities, net                              616                (89)
                                                               ------------------------------------
          Net cash provided by operating activities                  7,446              6,506
                                                               ------------------------------------
Investing activities:
  Proceeds from maturities of securities available-for-sale         14,244             19,662
  Purchases of securities available-for-sale                       (25,525)           (15,249)
  Purchase of Federal Home Loan Bank stock                               -                (46)
  Loan originations and principal collections, net                  (9,528)           (11,731)
  Proceeds from sale of premises and equipment                           5                 12
  Purchases of property and equipment                               (1,513)              (579)
                                                               ------------------------------------
          Net cash used by investing activities                    (22,317)            (7,931)
                                                               ------------------------------------
Financing activities:
  Net increase in deposits                                          49,916              3,116
  Net change in federal funds purchased                            (25,700)           (23,200)
  Payments of principal on long-term other borrowings                  (13)               (10)
  Net change in short-term other borrowings                             37                  -
  Repurchase of Common Stock                                          (286)            (2,793)
  Dividends paid                                                    (1,732)            (1,589)
  Exercise of stock options                                            158                540
                                                               ------------------------------------
          Net cash provided (used) by financing activities          22,380            (23,936)
                                                               ------------------------------------
Net change in cash and cash equivalents                              7,509            (25,361)
                                                               ------------------------------------
Cash and cash equivalents and beginning of period                   70,037             80,929
                                                               ------------------------------------
Cash and cash equivalents at end of period                         $77,546            $55,568
                                                               ====================================
Supplemental disclosure of noncash activities:
Unrealized (loss) gain on securities available for sale            ($3,233)            $1,031
Supplemental disclosure of cash flow activity:
Cash paid for interest expense                                      $4,018             $3,145
Cash paid for income taxes                                            $200             $1,745
Income tax benefit from stock option exercises                         $13                 $7


See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: General Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Tri Counties Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations
The Company operates 32 branch offices and 15 in-store branch offices in the California counties of Butte, Contra Costa, Del Norte, Fresno, Glenn, Kern, Lake, Lassen, Madera, Mendocino, Merced, Nevada, Placer, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare, Yolo and Yuba. The Company's operating policy since its inception has emphasized retail banking. Most of the Company's customers are retail customers and small to medium sized businesses.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, investments, intangible assets, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The allowance for loan losses, goodwill and other intangible assessments, income taxes, and the valuation of mortgage servicing rights, are the only accounting estimates that materially affect the Company's consolidated financial statements.

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

Investment Securities
The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. During the three months ended March 31, 2005, and throughout 2004, the Company did not have any securities classified as either held-to-maturity or trading.

Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of other comprehensive income (loss) in shareholders' equity until realized.

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

Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors of current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. At March 31, 2005 and 2004, and December 31, 2004 the Company had no loans held for sale.

Mortgage loans held for sale are generally sold with the mortgage servicing rights retained by the Company. The carrying value of mortgage loans sold is reduced by the cost allocated to the associated mortgage servicing rights. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

Loans
Loans are reported at the principal amount outstanding, net of unearned income and the allowance for loan losses. Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loan's yield over the estimated life of the loan. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is generally discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When loans are 90 days past due, but in Management's judgment are well secured and in the process of collection, they may be classified as accrual. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of Management, the loans are estimated to be fully collectible as to both principal and interest. All impaired loans are classified as nonaccrual loans.

Allowance for Loan Losses
The allowance for loan losses is established through a provision for loan losses charged to expense. Loans and deposit related overdrafts are charged against the allowance for loan losses when Management believes that the collectibility of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. The allowance is an amount that Management believes will be adequate to absorb probable losses inherent in existing loans and leases, based on evaluations of the collectibility, impairment and prior loss experience of loans and leases. The evaluations take into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that may affect the borrower's ability to pay. The Company defines a loan as impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

Reserve for Unfunded Commitments
The reserve for unfunded commitments is established through a provision for losses - unfunded commitments charged to noninterest expense. The reserve for unfunded commitments is an amount that Management believes will be adequate to absorb probable losses inherent in existing commitments, including unused portions of revolving lines of credits and other loans, standby letters of credits, and unused deposit account overdraft privilege. The reserve for unfunded commitments is based on evaluations of the collectibility, and prior loss experience of unfunded commitments. The evaluations take into consideration such factors as changes in the nature and size of the loan portfolio, overall loan portfolio quality, loan concentrations, specific problem loans and related unfunded commitments, and current economic conditions that may affect the borrower's or depositor's ability to pay.

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

The following table summarizes the Company's mortgage servicing rights recorded in other assets as of March 31, 2005 and December 31, 2004.

                                 December 31,                          March 31,
   (Dollars in thousands)            2004     Additions   Reductions     2005
                                 -----------------------------------------------

   Mortgage Servicing Rights        $3,476       $172       ($168)      $3,480
   Valuation allowance                   -          -           -            -
                                 -----------------------------------------------
   Mortgage servicing rights, net
      of valuation allowance        $3,476       $172       ($168)      $3,480
                                 ===============================================

At March 31, 2005 and December 31, 2004, the Company serviced real estate mortgage loans for others of $365 million and $368 million, respectively. At March 31, 2005 and December 31, 2004, the fair value of the Company's mortgage servicing rights assets was $4,161,000 and $3,568,000, respectively.

Off-Balance Sheet Credit Related Financial Instruments
In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit, standby letters of credit, and deposit account overdraft privilege. Such financial instruments are recorded when they are funded.

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

The following table summarizes the Company's core deposit intangibles as of March 31, 2005 and December 31, 2004.

                                  December 31,                         March 31,
  (Dollar in Thousands)              2004      Additions   Reductions    2005
                                  ----------------------------------------------
  Core deposit intangibles         $13,643          -            -      $13,643
  Accumulated amortization          (9,201)         -        ($343)      (9,544)
                                  ----------------------------------------------
  Core deposit intangibles, net     $4,442          -        ($343)      $4,099
                                  ==============================================

Core deposit intangibles are amortized over their expected useful lives. Such lives are periodically reassessed to determine if any amortization period
adjustments  are  indicated.   The  following  table  summarizes  the  Company's
estimated core deposit intangible amortization for each of the five succeeding years:
                                               Estimated Core Deposit
                                               Intangible Amortization
                 Years Ended                    (Dollar in thousands)
                 -----------                   -----------------------
                     2005                               $1,381
                     2006                               $1,395
                     2007                                 $490
                     2008                                 $523
                     2009                                 $328
                 Thereafter                               $325

The  following  table  summarizes  the  Company's   minimum  pension   liability
intangible as of March 31, 2005 and December 31, 2004.

                                  December 31,                         March 31,
  (Dollar in Thousands)              2004      Additions   Reductions    2005
                                  ----------------------------------------------
  Minimum pension liability
   intangible                        $966           -            -       $966
                                  ==============================================

Intangible assets related to minimum pension liability are adjusted annually based upon actuarial estimates.

The following table summarizes the Company's goodwill intangible as of March 31, 2005 and December 31, 2004.

                                  December 31,                         March 31,
  (Dollar in Thousands)              2004      Additions   Reductions    2005
                                  ----------------------------------------------
  Goodwill                          15,519          -            -      15,519
                                  ==============================================

Impairment of Long-Lived Assets and Goodwill
Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

On December 31 of each year, goodwill is tested for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

Had compensation cost for the Company's option plans been determined in accordance with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:
                                                    Three months ended March 31,
(in thousands, except per share amounts)                2005             2004
                                                        ----             ----
Net income                           As reported       $5,239           $4,777
                                       Pro forma       $5,153           $4,695
Basic earnings per share             As reported        $0.33            $0.31
                                       Pro forma        $0.33            $0.30
Diluted earnings per share           As reported        $0.32            $0.29
                                       Pro forma        $0.31            $0.29
Stock-based employee compensation
   cost, net of related tax effects,
   included in net income            As reported           $0               $0
                                       Pro forma          $86              $82

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing.

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

Earnings per share have been computed based on the following:

                                                    Three Months Ended March 31,
                                                       2005            2004
                                                    ----------------------------
                                                           (in thousands)
Net income                                            $5,239          $4,777

Average number of common shares outstanding           15,730          15,617
Effect of dilutive stock options                         637             596
                                                    ----------------------------
Average number of common shares outstanding
   used to calculate diluted earnings per share       16,367          16,213
                                                    ============================

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

The components of other comprehensive income (loss) and related tax effects are as follows:
                                         Three Months Ended March 31,
                                         ----------------------------
                                             2005             2004
                                         ----------------------------
                                                (in thousands)
Unrealized holding (losses) gains
  on available-for-sale securities         ($3,233)          $1,031
Tax effect                                   1,343             (418)
                                         ----------------------------
  Unrealized holding (losses) gains on
  available-for-sale securities,
  net of tax                                (1,890)             612
                                         ============================

The   components  of  accumulated   other   comprehensive   loss,   included  in
shareholders' equity, are as follows:

                                          March 31,      December 31,
                                            2005             2004
                                         ----------------------------
                                                (in thousands)
Net unrealized gain (losses) on
  available-for-sale securities           ($2,226)          $1,007
Tax effect                                    919             (424)
                                         ----------------------------
  Unrealized holding gains (losses) on
  available-for-sale securities,
  net of tax                               (1,307)             583
                                         ----------------------------
Minimum pension liability                  (1,559)          (1,559)
Tax effect                                    624              624
                                         ----------------------------
   Minimum pension liability, net of tax     (935)            (935)
                                         ----------------------------
Accumulated other comprehensive loss      ($2,242)           ($352)
                                         ============================

Retirement Plans
The Company has supplemental retirement plans for current and former directors and supplemental retirement plan covering current and former key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies to pay the retirement obligations.

The following table sets forth the net periodic benefit cost recognized for the plans:

                                                    Three Months Ended March 31,
                                                       2005            2004
                                                           (in thousands)
                                                    ----------------------------
Net pension cost included the following components:
Service cost-benefits earned during the period         $104             $35
Interest cost on projected benefit obligation           133             103
Amortization of net obligation at transition             56               8
Amortization of prior service cost                       24              20
Recognized net actuarial loss                             1              37
                                                    ----------------------------
Net periodic pension cost                              $318            $203
                                                    ============================

During the three months ended March 31, 2005 and 2004, the Company contributed and paid out as benefits $152,000 and $140,000, respectively, to participants under the plans. For the year ending December 31, 2005, the Company expects to contribute and pay out as benefits $535,000 to participants under the plans.

Recent Accounting Pronouncements
In December 2003, the FASB issued FASB  Interpretation  No. 46 (revised December
2003), Consolidation of Variable Interest Entities (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities (VIEs), which was issued in January 2003. The Company was required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the FIN 46R will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company currently does not have any VIEs that are within the scope of this Statement.

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

In December 2004, the FASB issued FASB Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim reporting period of the Company's fiscal year beginning after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R on January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will not have a material impact on the Company's consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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

Reclassifications
Certain amounts previously reported in the 2004 financial statements have been reclassified to conform to the 2005 presentation. Additionally, in the first quarter of 2005, the Company reclassified the reserve for unfunded commitments from the allowance for loan losses to other liabilities, and reclassified the provision for unfunded commitments from the provision for loan losses to other noninterest expense. These reclassifications did not affect previously reported net income or total shareholders' equity. Share and per share data for all periods have been adjusted to reflect the 2-for-1 stock split effected as a stock dividend which was paid on April 30, 2004 to shareholders of record on April 9, 2004.

                                TRICO BANCSHARES
                                Financial Summary
                    (in thousands, except per share amounts)

                                                           (Unaudited)
                                                       Three months ended
                                                            March 31,
                                                --------------------------------
                                                     2005              2004
                                                --------------------------------

Net Interest Income (FTE)                          $18,756           $17,147
Provision for loan losses                             (100)             (613)
Noninterest income                                   5,327             5,755
Noninterest expense                                (15,113)          (14,383)
Provision for income taxes (FTE)                    (3,631)           (3,129)
                                                --------------------------------
Net income                                          $5,239            $4,777
                                                ================================

Earnings per share2:
     Basic                                           $0.33             $0.31
     Diluted                                         $0.32             $0.29
Per share2:
     Dividends paid                                  $0.11             $0.10
     Book value at period end                         8.88              8.28
     Tangible book value at period end                7.57              6.92

Average common shares outstanding2                  15,730            15,617
Average diluted common shares outstanding2          16,367            16,213
Shares outstanding at period end                    15,734            15,636
At period end:
     Loans, net                                  $1,167,870          $980,688
     Total assets                                 1,655,612         1,451,363
     Total deposits                               1,398,749         1,239,939
     Other borrowings                                28,176            22,877
     Junior subordinated debt                        41,238            20,619
     Shareholders' equity                           139,634           129,514

Financial Ratios:
During the period (annualized):
     Return on assets                                 1.29%             1.33%
     Return on equity                                14.83%            14.80%
     Net interest margin1                             5.12%             5.35%
     Net loan charge-offs to average loans            0.01%             0.05%
     Efficiency ratio1                               62.75%            62.80%
     Average equity to average assets                 8.67%             8.96%
At period end:
     Equity to assets                                 8.43%             8.92%
     Total capital to risk-adjusted assets           11.91%            11.49%
     Allowance for losses to loans3                   1.37%             1.44%

1  Fully taxable equivalent (FTE)
2 Share and per share data for all periods have been adjusted to reflect the 2-for-1 stock split paid on April 30, 2004.
3 Allowance for losses includes allowance for loan losses and reserve for unfunded commitments.

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

Results of Operations
The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company and the Bank's financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto located at Item 1 of this report.

The Company had quarterly earnings of $5,239,000, or $0.32 per diluted share, for the three months ended March 31, 2005. These results represent a 10.3% increase from the $0.29 earnings per diluted share reported for the three months ended March 31, 2004 on earnings of $4,777,000. The improvement in results from the year-ago quarter was due to a $1,609,000 (9.4%) increase in fully tax-equivalent net interest income to $18,756,000, and a $513,000 (83.7%) decrease in provision for loan losses to $100,000. These contributing factors were partially offset by a $428,000 (7.4%) decrease in noninterest income to $5,327,000 and a $730,000 (5.1%) increase in noninterest expense to $15,113,000 for the quarter ended March 31, 2005.

Following is a summary of the components of fully taxable equivalent ("FTE") net income for the periods indicated (dollars in thousands):

                                                       Three months ended
                                                            March 31,
                                                    -------------------------
                                                      2005             2004
                                                    -------------------------
Net Interest Income (FTE)                           $18,756          $17,147
Provision for loan losses                              (100)            (613)
Noninterest income                                    5,327            5,755
Noninterest expense                                 (15,113)         (14,383)
Provision for income taxes (FTE)                     (3,631)          (3,129)
                                                    -------------------------
Net income                                           $5,239           $4,777
                                                    =========================

Net Interest Income
Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):
                                             Three months ended
                                                  March 31,
                                      --------------------------------
                                           2005               2004
                                      --------------------------------
     Interest income                      $22,636            $19,912
     Interest expense                      (4,121)            (3,014)
     FTE adjustment                           241                249
                                      --------------------------------
        Net interest income (FTE)         $18,756            $17,147
                                      ================================
     Average earning assets            $1,464,028         $1,281,032

     Net interest margin (FTE)              5.12%              5.35%

The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense in interest-bearing liabilities. Net interest income (FTE) during the first quarter of 2005 increased $1,609,000 (9.4%) from the same period in 2004 to $18,756,000.
The increase in net interest income (FTE) was due to a $182,996,000 (14.3%) increase in average balances of earning assets to $1,464,028,000 offset by a 23 basis point decrease in net interest margin (FTE) to 5.12%.

Interest and Fee Income
Interest and fee income (FTE) for the first quarter of 2005 increased $2,716,000 (13.5%) from the first quarter of 2004. The increase was the net effect of a $182,996,000 (14.3%) increase in average interest-earning assets to $1,464,028,000 that was partially offset by a 5 basis point decrease in the yield on those average earning assets to 6.25%. The growth in interest-earning assets was the result of a $196,246,000 (20.2%) increase in average loan balances to $1,167,039,000 that was offset by a $9,449,000 (3.1%) decrease in average balance of investments to $296,381,000 and a $3,801,000 (86.2%) decrease in average balance of Federal funds sold to $608,000.

The average yield on the Company's earning assets decreased 5 basis points to 6.25% for the quarter ended March 31, 2005 from 6.30% for the quarter ended March 31, 2004. The average yield on the Company's loans was 6.69% in the quarter ended March 31, 2005 compared to 6.90% in the year-ago quarter. This 21 basis point decrease in average yield on loans is the result of continued low longer-term loan rates despite a 175 basis point increase in the prime lending rate between June 2004 and March 2005. As a result, longer-term loans continued to refinance into lower rate loans between March 2004 and March 2005. In addition, most of the Company's prime-based adjustable rate loans had rate floors in them that mitigated approximately the first 100 basis point of the 175 basis point increase in the prime rate. Furthermore, even with a prime rate of 5.75% at March 31, 2005, any new prime-based loan added to the Company's loan balances with a rate less than prime plus one percent (or 6.75%) will currently further reduce the Company's average yield on loans. Conversely, if the prime rate continues to increase, the yield on the Company's existing and new prime-based loans will increase accordingly. The average yield on the Company's combined taxable and nontaxable investment balances increased 6 basis points to 4.52% in the quarter ended March 31, 2005 compared to 4.46% in the year-ago quarter. The increase in the average yield on investment balances was primarily due to a decrease in the volume of mortgage refinancing in the quarter ended March 31, 2005 compared to the year-ago quarter. Increased volume of mortgage refinancing has the effect of decreasing the yields of the Companies mortgage-backed securities, which account for approximately seventy-five percent of the Company's investment balances. As the volume of mortgage refinancing began to decrease in the fall of 2003, the yield on the Company's mortgage-backed securities increased. The average yield on Federal funds sold decreased 172 basis points to 2.63% in the quarter ended March 31, 2005 from the year-ago quarter due to a 175 basis points increase in the Federal funds target rate that occurred between June 2004 and March 31, 2005.

Interest Expense
Interest expense increased $1,107,000 (36.7%) in the first quarter of 2005 compared to the year-ago quarter. The increase was due to a 25 basis point increase in the average rate paid on interest-bearing liabilities from 1.18% in the first quarter of 2004 to 1.43% in the first quarter of 2005.

The average balance of interest-bearing liabilities increased $131,828,000 (13.0%) in the first quarter of 2005 compared to the year-ago quarter. The average balance of all categories of interest-bearing liabilities increased from the year-ago quarter. The average balance of interest-bearing demand deposits, savings deposits, and time deposits were up $16,774,000 (7.5%), $14,721,000 (3.2%), and $59,205,000 (21.8%), respectively, from the year-ago quarter. In addition, the average balance of noninterest-bearing deposits increased $40,660,000 (15.0%) from the year-ago quarter. During the quarter ended March 31, 2005, the average balance of Federal funds purchased, other borrowings and junior subordinated debt were up $15,277,000 (114.9%), $5,232,000 (22.9%), and
$20,619,000 (100.0%), respectively, from the year-ago quarter. The average rates paid for all categories of interest-bearing liabilities except for savings deposits and other borrowings were up due to increases in market rates. The average rate paid on interest-bearing demand deposits, time deposits, federal funds purchased, and junior subordinated debt increased 2, 41, 139, and 112 basis points respectively, to 0.20%, 2.54%, 2.41%, and 5.21%, respectively. The average rate paid on other borrowings decreased 94 basis points to 4.65% due to the addition of short-term other borrowings at significantly lower rates than what previously existed in that category.

Net Interest Margin (FTE)
The following table summarizes the components of the Company's net interest margin for the periods indicated:
                                             Three months ended
                                                  March 31,
                                           ----------------------
                                             2005          2004
                                           ----------------------
Yield on earning assets                      6.25%         6.30%
Rate paid on interest-bearing
  liabilities                                1.42%         1.18%
                                           ----------------------
  Net interest spread                        4.82%         5.12%
Impact of all other net
  noninterest-bearing funds                  0.30%         0.23%
                                           ----------------------
    Net interest margin                      5.12%         5.35%
                                           ======================

Net interest margin in the first quarter of 2005 decreased 23 basis points compared to the first quarter of 2004. This decrease in net interest margin was mainly due to higher rates paid on liabilities, a change in the mix of interest-bearing liabilities towards the higher paying categories of time certificates, Federal funds, and junior subordinated debt, and lower yield on loans. During the quarter ended March 31, 2005, the ratio of loans to total interest-earning assets was 80% compared to 76% in the year-ago quarter. The increase in interest income due to the increase in loan volume more than offset the effect of the 21 basis point decrease in average loan yield. As a result, the average yield on total earning assets only decreased 5 basis points. The average rate paid on interest-bearing liabilities increased 25 basis points.

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


                                                          For the three months ended
                                       ----------------------------------------------------------------
                                                March 31, 2005                  March 31, 2004
                                       -----------------------------   --------------------------------
                                                   Interest    Rates               Interest    Rates
                                         Average   Income/    Earned     Average   Income/    Earned
                                         Balance   Expense     Paid      Balance   Expense     Paid
                                       -----------------------------   --------------------------------
Assets:
Loans                                  $1,167,039  $19,527     6.69%     $970,793  $16,739     6.90%
Investment securities - taxable           264,015    2,690     4.08%      270,358    2,721     4.03%
Investment securities - nontaxable         32,366      656     8.11%       35,472      691     7.79%
Federal funds sold                            608        4     2.63%        4,409       10     0.91%
                                       -----------------------------   --------------------------------
   Total earning assets                 1,464,028   22,877     6.25%    1,281,032   20,161     6.30%
Other assets                              164,799                         159,921
                                       ----------                      ----------
Total assets                           $1,628,827                      $1,440,953
                                       ==========                      ==========
Liabilities and shareholders' equity:
Interest-bearing demand deposits         $239,282      121     0.20%     $222,508      100     0.18%
Savings deposits                          482,461      870     0.72%      467,740      907     0.78%
Time deposits                             330,343    2,094     2.54%      271,138    1,442     2.13%
Federal funds purchased                    28,569      172     2.41%       13,292       34     1.02%
Other borrowings                           28,112      327     4.65%       22,880      320     5.59%
Junior subordinated debt                   41,238      537     5.21%       20,619      211     4.09%
                                       -----------------------------   --------------------------------
   Total interest-bearing liabilities   1,150,005    4,121     1.43%    1,018,177    3,014     1.18%
Noninterest-bearing deposits              310,978                         270,318
Other liabilities                          26,580                          23,325
Shareholders' equity                      141,264                         129,133
                                       ----------                      ----------
Total liabilities and shareholders'
  equity                               $1,628,827                      $1,440,953
                                       ==========                      ==========
Net interest spread(1)                                         4.82%                           5.12%
Net interest income and interest margin(2)         $18,756     5.12%               $17,147     5.35%
                                                   =================               =================


(1) Net interest spread represents the average yield earned on assets minus the average rate paid on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of earning assets.

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

                                             Three months ended March 31, 2005
                                                compared with three months
                                                   ended March 31, 2004
                                             ---------------------------------
                                              Volume       Rate       Total
                                             ---------------------------------
Increase (decrease) in interest income:
Loans                                         $3,385      ($597)     $2,788
Investment securities                           (105)        39         (66)
Federal funds sold                                (9)         3          (6)
                                             ---------------------------------
   Total earning assets                        3,271       (555)      2,716
                                             ---------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits                   8         13          21
Savings deposits                                  29        (66)        (37)
Time deposits                                    315        337         652
Federal funds purchased                           39         99         138
Other borrowings                                  73        (66)          7
Junior subordinated debt                         211        115         326
                                             ---------------------------------
   Total interest-bearing liabilities            675        432       1,107
                                             ---------------------------------
Increase (decrease) in Net Interest Income    $2,596      ($987)     $1,609
                                             =================================

Provision for Loan Losses
The Company provided $100,000 for loan losses in the first quarter of 2005 versus $613,000 in the first quarter of 2004. During the first quarter of 2005, the Company recorded $62,000 of net loan charge-offs versus $126,000 of net loan charge-offs in the year earlier quarter.

Noninterest Income
The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).

                                              Three months ended March 31,
                                              ----------------------------
                                                   2005           2004
                                              ----------------------------
     Service charges on deposit accounts         $3,034         $3,197
     ATM fees and interchange                       712            581
     Other service fees                             484            463
     Amortization of mortgage servicing rights     (168)          (190)
     Recovery of mortgage servicing rights
       valuation allowance                            -             30
     Gain on sale of loans                          292            625
     Commissions on sale of
       nondeposit investment products               532            542
     Increase in cash value of life insurance       220            432
     Other noninterest income                       221             75
                                              ----------------------------
     Total noninterest income                    $5,327         $5,755
                                              ============================

Noninterest income for the first quarter of 2005 decreased $428,000 (7.4%) from the year-ago quarter. The decrease in noninterest income from the year-ago quarter was mainly due to a $333,000 (53.3%) decreases in gain on sale of loans to $292,000, and a $212,000 (49.1%) reduction in the increase in cash value of life insurance to $220,000. The decrease in gain on sale of loans was due to a continued slowdown in mortgage refinancing. The reduction in the increase in cash value of life insurance was due to lower earning rates on the related insurance policies. Service charges and fees, including those on deposit accounts, ATM usage, and other, on a combined basis were essentially flat at $4,230,000 in the quarter ended March 31, 2005 compared to $4,241,000 in the year-ago quarter. This flatness was mainly due to a decrease in rejected check charges.

Noninterest Expense
The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).

                                              Three months ended March 31,
                                              ----------------------------
                                                   2005           2004
                                              ----------------------------
     Salaries & benefits                          $8,369         $8,167
     Equipment                                       980            943
     Occupancy                                       993            937
     Professional fees                               407            509
     Telecommunications                              384            375
     Data processing and software                    374            383
     ATM network charges                             371            295
     Intangible amortization                         343            331
     Advertising and marketing                       342            191
     Courier service                                 278            262
     Postage                                         237            232
     Assessments                                      76             72
     Operational losses                               26             40
     Other                                         1,933          1,646
                                              ----------------------------
     Total                                       $15,113        $14,383
                                              ============================
     Average full time equivalent staff              565            532
     Noninterest expense to revenue (FTE)         62.75%         62.80%

Noninterest expense for the first quarter of 2005 increased $730,000 (5.1%) compared to the first quarter of 2004. Salaries and benefits expense increased $202,000 (2.5%) to $8,369,000. The increase in salaries and benefits expense was mainly due to annual salary increases, and new employees at the Company's recently opened branches in Turlock (April 2004), Woodland (November 2004), and Lincoln (February 2005). Other categories of noninterest expense such as equipment, occupancy, ATM network charges, and other also increased, in part, due to these newly opened branches. Advertising and marketing expense increased $151,000 (79%) to $342,000.

Provision for Income Tax
The effective tax rate for the three months ended March 31, 2005 was 39.3% and reflects an increase from 37.6% for the three months ended March 31, 2004. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly from increase in cash value of life insurance, tax-exempt loans and state and municipal securities.

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

The following is a summary of classified assets on the dates indicated (dollars in thousands):

                               At March 31, 2005           At December 31, 2004
                           -------------------------    ------------------------
                             Gross Guaranteed  Net       Gross Guaranteed   Net
                           -----------------------------------------------------
Classified loans           $15,859   $8,263  $7,596    $22,337   $9,436  $12,901
Other classified assets          -        -       -          -        -        -
                           -----------------------------------------------------
Total classified assets    $15,859   $8,263  $7,596    $22,337   $9,436  $12,901
                           =====================================================

Allowance for losses/classified loans         213.2%                      124.5%
Allowance for loan losses/classified loans    191.7%                      112.6%

Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies decreased $5,305,000 (41.1%) to $7,596,000 at March 31, 2005 from $12,901,000 at December 31, 2004.

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

Interest income on nonaccrual loans, which would have been recognized during the three months, ended March 31, 2005, if all such loans had been current in accordance with their original terms, totaled $408,000. Interest income actually recognized on these loans during the three months ended March 31, 2005 was $5,000.

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

As shown in the following table, total nonperforming assets net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, decreased $834,000 (17.0%) to $4,072,000 during the first three months of 2005. Nonperforming assets net of guarantees represent 0.25% of total assets. All nonaccrual loans are considered to be impaired when determining the need for a specific valuation allowance. The Company continues to make a concerted effort to work problem and potential problem loans to reduce risk of loss.


 (dollars in thousands):
                                                  At March 31, 2005           At December 31, 2004
                                              -------------------------    -------------------------
                                                Gross Guaranteed  Net       Gross Guaranteed   Net
                                              ------------------------------------------------------
Performing nonaccrual loans                    $9,305   $7,347   $1,958    $11,043  $7,442   $3,601
Nonperforming, nonaccrual loans                 2,288      174    2,114      1,418     174    1,244
                                              ------------------------------------------------------
     Total nonaccrual loans                    11,593    7,521    4,072     12,461   7,616    4,845
Loans 90 days past due and still accruing           -        -        -         61       -       61
                                              ------------------------------------------------------
Total nonperforming loans                      11,593    7,521    4,072     12,522   7,616    4,906
Other real estate owned                             -        -        -          -       -        -
                                              ------------------------------------------------------
Total nonperforming assets                    $11,593   $7,521   $4,072    $12,522  $7,616   $4,906
                                              ======================================================
Nonperforming loans/total loans                                   0.34%                       0.42%
Nonperforming assets/total assets                                 0.25%                       0.30%
Allowance for losses/nonperforming loans                           398%                        327%
Allowance for loan losses/nonperforming loans                      358%                        296%



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

The Company's method for assessing the appropriateness of the allowance for loan losses and the reserve for unfunded commitments includes specific allowances for identified problem loans and leases as determined by SFAS 114, formula allowance factors for pools of credits, and allowances for changing environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowance factors for loan pools are based on the previous 5 years historical loss experience by product type. Allowances for specific loans are based on SFAS 114 analysis of individual credits. Allowances for changing environmental factors are Management's best estimate of the probable impact these changes have had on the loan portfolio as a whole. This process is explained in detail in the notes to the Company's Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2004.

Based on the current conditions of the loan portfolio, Management believes that the allowance for loan losses and the reserve for unfunded commitments, which collectively stand at $16,195,000 at March 31, 2005, are adequate to absorb probable losses inherent in the Company's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (dollars in thousands):

                                        Three months ended March 31,
                                        ----------------------------
                                             2005           2004
                                        ----------------------------
     Allowance for loan losses:
     Balance at beginning of period        $14,525        $12,890
     Provision for loan losses                 100            613
     Loans charged off                        (295)          (188)
     Recoveries of previously
       charged-off loans                       233             62
                                        ----------------------------
         Net charge-offs                       (62)          (126)
                                        ----------------------------
     Balance at end of period              $14,563        $13,377
                                        ============================

     Reserve for unfunded commitments:
     Balance at beginning of period         $1,532           $883
     Provision for losses -
       unfunded commitments                    100             37
                                        ----------------------------
     Balance at end of period               $1,632           $920
                                        ============================

     Balance at end of period:
     Allowance for loan losses             $14,563        $13,377
     Reserve for unfunded commitments        1,632            920
                                        ----------------------------
     Allowance for losses                  $16,195        $14,297
                                        ============================
     As a percentage of total loans:
     Allowance for loan losses               1.23%          1.35%
     Reserve for unfunded commitments        0.14%          0.09%
                                        ----------------------------
     Allowance for losses                    1.37%          1.44%
                                        ============================

Capital Resources
The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management.

On March 11, 2004, the Company's Board of Directors approved a two-for-one stock split of its common stock. The stock split was effected in the form of a stock dividend that entitled each shareholder of record at the close of business on April 9, 2004 to receive one additional share for every share of TriCo common stock held on that date. Shares resulting from the split were distributed on April 30, 2004.

Also at its meeting on March 11, 2004, the Board of Directors approved an increase in the maximum number of shares to be repurchased under the Company's stock repurchase plan originally announced on July 31, 2003 from 250,000 to 500,000 effective on April 9, 2004, solely to conform with the two-for-one stock split noted above. The 250,000 shares originally authorized for repurchase under this plan represented approximately 3.2% of the Company's approximately 7,852,000 common shares outstanding as of July 31, 2003. This plan has no stated expiration date for the repurchases, which may occur from time to time as market conditions allow. As of March 31, 2005, the Company had repurchased 236,400 shares under this plan as adjusted for the 2-for-1 stock split paid on April 30, 2004, which left 263,600 shares available for repurchase under the plan.

The Company's primary capital resource is shareholders' equity, which was $139,634,000 at March 31, 2005. This amount represents an increase of $1,502,000 from December 31, 2004, the net result of comprehensive income for the period ($3,349,000) and the issuance of common shares via the exercise of stock options ($171,000), partially offset by the repurchase of common stock ($286,000) and dividends paid ($1,732,000). The Company's ratio of equity to total assets was 8.43%, 8.92%, and 8.49% as of March 31, 2005, March 31, 2004, and December 31,
2004, respectively. The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:


                                At March 31,         At            Minimum
                            -----------------    December 31,    Regulatory
                             2005       2004        2004         Requirement
                            ------------------------------------------------
     Tier I Capital         10.81%     10.31%      10.67%           4.00%
     Total Capital          11.91%     11.49%      11.86%           8.00%
     Leverage ratio          9.95%      8.80%       9.86%           4.00%


Off-Balance Sheet Items
The Bank has certain ongoing commitments under operating and capital leases. These commitments do not significantly impact operating results. As of March 31, 2005 commitments to extend credit and commitments related to the Bank's deposit overdraft privilege product were the Bank's only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $474,291,000 and $445,054,000 at March 31, 2005 and December 31, 2004, respectively, and represent 40.1% of the total loans outstanding at March 31, 2005 versus 38.0% at December 31, 2004. Commitments related to the Bank's deposit overdraft privilege product totaled $31,348,000 and $28,815,000 at March 31, 2005 and December 31, 2004, respectively.

Certain Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of December 31, 2004:


                                                              Less than        1-3          3-5       More than
(dollars in thousands)                             Total      one year        years        years       5 years
                                                ------------------------------------------------------------------
Federal funds purchased                           $46,400      $46,400           -            -             -
FHLB loan, fixed rate of 5.41%
   payable on April 7, 2008, callable
   in its entirety by FHLB on a quarterly
   basis beginning April 7, 2003                   20,000            -           -      $20,000             -
FHLB loan, fixed rate of 5.35%
   payable on December 9, 2008                      1,500            -           -        1,500             -
FHLB loan, fixed rate of 5.77%
   payable on February 23, 2009                     1,000            -           -       $1,000             -
Capital lease obligation on premises,
   effective rate of 13% payable
   monthly in varying amounts
   through December 1, 2009                           344            -           -          344             -
Other collateralized borrowings,
   fixed rate of  0.91% payable on January 2, 2005  5,308        5,308           -            -             -
Junior subordinated debt, adjustable rate
   of three-month LIBOR plus 3.05%,
   callable in whole or in part by the
   Company on a quarterly basis beginning
   October 7, 2008, matures October 7, 2033        20,619            -           -            -        20,619
Junior subordinated debt, adjustable rate
   of three-month LIBOR plus 2.55%,
   callable in whole or in part by the
   Company on a quarterly basis beginning
   July 23, 2009, matures July 23, 2034            20,619            -           -            -        20,619
Operating lease obligations                         6,806        1,327      $2,202        1,662         1,615
Deferred compensation plans(1)                      1,544          262         462          427           393
Supplemental retirement plans(1)                    4,996          488         956          926         2,626
Employment agreements                                 233          115         118            -             -
                                                ------------------------------------------------------------------
Total contractual obligations                    $129,369      $53,900      $3,738      $25,859       $45,872
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

At March 31, 2005, the results of the simulations noted above indicate that given a "flat" balance sheet scenario, and if deposit rates track general interest rate changes by approximately 50%, the Company's balance sheet is slightly liability sensitive. "Liability sensitive" implies that earnings decrease when interest rates rise, and increase when interest rates decrease. The magnitude of all the simulation results noted above is within the Bank's policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

The simulation results noted above do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

At March 31, 2005 and 2004, the Company had no derivative financial instruments.

Liquidity
The Company's principal source of asset liquidity is federal funds sold and marketable investment securities available for sale. At March 31, 2005, federal funds sold and investment securities available for sale totaled $293,911,000, representing an increase of $7,898,000 or 2.8% from December 31, 2004, and a decrease of $13,736,000 or 4.5% from March 31, 2004. In addition, the Company generates additional liquidity from its operating activities. The Company's profitability during the first three months of 2005 generated cash flows from operations of $7,446,000 compared to $6,506,000 during the first three months of 2004. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks. Sales and maturities of investment securities produced cash inflows of $14,244,000 during the three months ended March 31, 2005 compared to $19,662,000 for the three months ended March 31, 2004. During the three months ended March 31, 2005, the Company invested $25,525,000 and $9,528,000 in securities and net loan growth, respectively, compared to $15,249,000 and $11,731,000 invested in securities and net loan growth, respectively, during the first three months of 2004. These changes in investment and loan balances contributed to net cash used for investing activities of $22,317,000 during the three months ended March 31, 2005, compared to net cash used for investing activities of $7,931,000 during the three months ended March 31, 2004. Financing activities provided net cash of $22,380,000 during the three months ended March 31, 2005, compared to net cash used by financing activities of $23,936,000 during the three months ended March 31, 2004. Deposit balance increases and exercise of common stock options accounted for $49,916,000 and $158,000 of financing sources of funds, respectively, during the three months ended March 31, 2005, compared to deposit balance increases and exercise of common stock options that accounted for $3,116,000 and $540,000 of financing sources of funds, respectively, during the three months ended March 31, 2004. Dividends paid used $1,732,000 and $1,589,000 of cash during the three months ended March 31, 2005 and March 31, 2004, respectively. A decrease in Federal funds purchased and the repurchase of common stock used $25,700,000 and $286,000 of cash, respectively, during the quarter ended March 31, 2005. Also, the Company's liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 4.  Controls and Procedures
The Chief Executive Officer, Richard Smith, and the Chief Financial Officer, Thomas Reddish, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005 ("Evaluation Date"). Based on that evaluation, they concluded that as of the Evaluation Date the Company's disclosure controls and procedures are effective to allow timely communication to them of information relating to the Company and the Bank required to be disclosed in its filings with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No changes in the Company's internal control over financial reporting occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Due to the nature of the banking business, the Bank is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business of the Bank.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information concerning the common stock repurchased by the Company during the first quarter of 2005 pursuant to the Company's stock repurchase plan originally announced on July 31, 2003, as amended on March 11, 2004, to conform with the Company's two-for-one stock split effective on April 9, 2004, which is discussed in more detail under "Capital Resources" in this report:


Period          (a) Total number    (b) Average price   (c) Total number of     (d) Maximum number
                of Shares purchased  paid per share     shares purchased as     of shares that may yet
                                                        part of publicly        be purchased under the
                                                        announced plans or      plans or programs
                                                        programs
-----------------------------------------------------------------------------------------------------------
Jan. 1-31, 2005             -              -                        -                 277,400
Feb. 1-28, 2005             -              -                        -                 277,400
Mar. 1-31, 2005        13,800            $20.78                13,800                 263,600
-----------------------------------------------------------------------------------------------------------
Total                  13,800            $20.78                13,800                 263,600


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

     10.4* TriCo's Non-Qualified Stock Option Plan filed as Exhibit 4.2 to TriCo's Form S-8 Registration Statement dated January 18, 1995 (No. 33-88704).

     10.5* TriCo's Incentive Stock Option Plan filed as Exhibit 4.3 to TriCo's Form S-8 Registration Statement dated January 18, 1995 (No. 33-88704).

     10.6* TriCo's 1995 Incentive Stock Option Plan filed as Exhibit 4.1 to TriCo's Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063).

     10.7* TriCo's 2001 Stock Option Plan as amended filed as Exhibit 10.7 to TriCo's Annual Report on Form 10-K for the year ended December 31, 2004.

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

     10.11* Amendments to Tri Counties Bank Executive Deferred Compensation Plan referenced at Exhibit 10.9, effective as of January 1, 2005 filed as Exhibit 10.11 to TriCo's Annual Report on Form 10-K for the year ended December 31, 2004.

     10.12* Amendments to Tri Counties Bank Deferred Compensation Plan for Directors referenced at Exhibit 10.10, effective as of January 1, 2005 filed as Exhibit 10.12 to TriCo's Annual Report on Form 10-K for the year ended December 31, 2004.

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

                                     TRICO BANCSHARES
                                       (Registrant)

Date:  May 4, 2005                   /s/ Thomas J. Reddish
                                     -----------------------------------
                                     Thomas J. Reddish
                                     Executive Vice President and
                                     Chief Financial Officer

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



Date: May 4, 2005                       /s/ Richard P. Smith
                                        ----------------------------------------
                                        Richard P. Smith
                                        President and Chief Executive Officer

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



Date: May 4, 2005                       /s/ Thomas J. Reddish
                                        ----------------------------------------
                                        Thomas J. Reddish
                                        Executive Vice President and Chief
                                        Financial Officer

Exhibit 32.1

Section 1350 Certification of CEO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Exhibit 32.2

Section 1350 Certification of CFO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Reddish, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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