Form 10-Q
period 2005-06-30
TRICO BANCSHARES /
filed 2005-08-04
CIK 356171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2005                   Commission file number 0-10661
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

                             Yes  X        No
                                -----        -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes  X        No
                                -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class:  Common stock, no par value

Outstanding shares as of July 26, 2005:  15,674,092

                                TABLE OF CONTENTS

                                                                          Page

Forward Looking Statements                                                  1

PART I - FINANCIAL INFORMATION                                              2

  Item 1 - Financial Statements                                             2

    Notes to Unaudited Condensed Consolidated Financial Statements          6

    Financial Summary                                                      15

  Item 2 - Management's Discussion and Analysis of Financial               16
           Condition and Results of Operations

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk      28

  Item 4 - Controls and Procedures                                         29

PART II - OTHER INFORMATION                                                30

  Item 1 - Legal Proceedings                                               30

  Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds     30

  Item 4 - Submission of Matters to a Vote of Security Holders             30

  Item 6 - Exhibits                                                        31

  Signatures                                                               33

  Exhibits                                                                 34

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



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                TRICO BANCSHARES
                           CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data; unaudited)

                                                                  At June 30,            At December 31,
                                                            2005              2004            2004
                                                      -------------------------------   -----------------
Assets:
     Cash and due from banks                              $79,287           $65,512          $70,037
     Federal funds sold                                       235                 -                -
                                                      -------------------------------   -----------------
         Cash and cash equivalents                         79,522            65,512           70,037
     Securities available for sale                        288,902           302,341          286,013
     Federal Home Loan Bank stock, at cost                  7,440             6,642            6,781
     Loans, net of allowance for loan losses
          of $14,892, $14,613 and $14,525               1,235,160         1,063,851        1,158,442
     Foreclosed assets, net of allowance for losses
          of $180, $180 and $180                                -               628                -
     Premises and equipment, net                           21,182            18,996           19,853
     Cash value of life insurance                          41,099            39,844           40,479
     Accrued interest receivable                            6,706             6,069            6,473
     Goodwill                                              15,519            15,519           15,519
     Other intangible assets                                4,719             5,412            5,408
     Other assets                                          20,394            21,275           18,501
                                                      -------------------------------   -----------------
         Total Assets                                  $1,720,643        $1,546,089       $1,627,506
                                                      ===============================   =================
     Liabilities and Shareholders' Equity:
Liabilities:
     Deposits:
         Noninterest-bearing demand                      $332,887          $282,292         $311,275
         Interest-bearing                               1,067,290           985,060        1,037,558
                                                      -------------------------------   -----------------
         Total deposits                                 1,400,177         1,267,352        1,348,833
     Federal funds purchased                               83,000            66,000           46,400
     Accrued interest payable                               3,535             2,272            3,281
     Reserve for unfunded commitments                       1,671               916            1,532
     Other liabilities                                     20,626            17,125           19,938
     Other borrowings                                      27,628            22,866           28,152
     Junior subordinated debt                              41,238            41,238           41,238
                                                      -------------------------------   -----------------
         Total Liabilities                              1,577,875         1,417,769        1,489,374
                                                      -------------------------------   -----------------
     Commitments and contingencies
Shareholders' Equity:
     Common stock, no par value: 50,000,000 shares authorized;
         issued and outstanding:
           15,684,092 at June 30, 2005                     70,855
           15,639,897 at June 30, 2004                                       69,623
           15,723,317 at December 31, 2004                                                    70,699
     Retained earnings                                     73,381            60,681           67,785
     Accumulated other comprehensive loss, net             (1,468)           (1,984)            (352)
                                                      -------------------------------   -----------------
     Total Shareholders' Equity                           142,768           128,320          138,132
                                                      -------------------------------   -----------------
     Total Liabilities and Shareholders' Equity        $1,720,643        $1,546,089       $1,627,506
                                                      ===============================   =================


See accompanying notes to unaudited condensed consolidated financial statements.




                                TRICO BANCSHARES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                (In thousands, except per share data; unaudited)

                                                Three months ended June 30, Six months ended June 30,
                                                    2005            2004       2005           2004
                                               --------------------------------------------------------
Interest and dividend income:
  Loans, including fees                          $20,701         $17,551    $40,228        $34,290
  Debt securities:
    Taxable                                        2,707           2,590      5,337          5,266
    Tax exempt                                       414             438        829            880
  Dividends                                           78              48        138             93
  Federal funds sold                                  10               1         14             11
                                               --------------------------------------------------------
    Total interest income                         23,910          20,628     46,546         40,540
                                               --------------------------------------------------------
     Interest expense:
     Deposits                                      3,617           2,387      6,702          4,836
     Federal funds purchased                         249             150        421            184
     Other borrowings                                329             320        656            640
     Junior subordinated debt                        594             230      1,131            441
                                               --------------------------------------------------------
     Total interest expense                        4,789           3,087      8,910          6,101
                                               --------------------------------------------------------
     Net interest income                          19,121          17,541     37,636         34,439
                                               --------------------------------------------------------
     Provision for loan losses                       561           1,305        661          1,918
                                               --------------------------------------------------------
     Net interest income after provision for
       loan losses                                18,560          16,236     36,975         32,521
                                               --------------------------------------------------------
     Noninterest income:
     Service charges and fees                      4,505           4,910      8,567          8,991
     Gain on sale of loans                           429             433        721          1,058
     Commissions on sale of non-deposit
       investment products                           660             587      1,192          1,129
     Increase in cash value of life insurance        400             432        620            864
     Other                                           316             580        537            655
                                               --------------------------------------------------------
     Total noninterest income                      6,310           6,942     11,637         12,697
                                               --------------------------------------------------------
     Noninterest expense:
     Salaries and related benefits                 8,408           8,440     16,777         16,607
     Other                                         7,109           6,967     13,853         13,183
                                               --------------------------------------------------------
     Total noninterest expense                    15,517          15,407     30,630         29,790
                                               --------------------------------------------------------
     Income before income taxes                    9,353           7,771     17,982         15,428
     Provision for income taxes                    3,616           2,924      7,006          5,804
                                               --------------------------------------------------------
     Net income                                    5,737           4,847     10,976          9,624
                                               --------------------------------------------------------
     Other comprehensive (loss) income:
     Change in unrealized (loss) gain on securities
       available for sale, net                       774          (4,410)    (1,116)        (3,798)
                                               --------------------------------------------------------
     Comprehensive income                         $6,511            $437     $9,860         $5,826
                                               ========================================================
     Average shares outstanding                15,701,867     15,639,556  15,715,796     15,628,048
     Diluted average shares outstanding        16,288,728     16,215,160  16,327,716     16,213,885
     Per share data:
     Basic earnings                                $0.37           $0.31      $0.70          $0.62
     Diluted earnings                              $0.35           $0.30      $0.67          $0.59
     Dividends paid                                $0.11           $0.11      $0.22          $0.21


See accompanying notes to unaudited condensed consolidated financial statements.



                                TRICO BANCSHARES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                (In thousands, except per share data; unaudited)

                                                                     Accumulated
                                   Shares of                            Other
                                    Common     Common    Retained   Comprehensive
                                     Stock      Stock    Earnings   (Loss) Income     Total
                                 -------------------------------------------------------------
Balance at December 31, 2003      15,668,248   $69,767    $56,379       $1,814       $127,960
Comprehensive income:                                                               ----------
  Net income                                                9,624                       9,624
  Change in net unrealized gain on
    Securities available for sale, net                                  (3,798)        (3,798)
                                                                                    ----------
Total comprehensive income                                                              5,826
Stock options exercised              139,249       576                                    576
Tax benefit of stock options exercised              26                                     26
Repurchase of common stock          (167,600)     (746)    (2,047)                     (2,793)
Dividends paid ($0.21 per share)                           (3,275)                     (3,275)
                                 -------------------------------------------------------------
Balance at June 30, 2004          15,639,897   $69,623    $60,681      ($1,984)      $128,320
                                 =============================================================

Balance at December 31, 2004      15,723,317   $70,699    $67,785        ($352)      $138,132
Comprehensive income:                                                               ----------
  Net income                                               10,976                      10,976
  Change in net unrealized gain on
    Securities available for sale, net                                  (1,116)        (1,116)
                                                                                    ----------
Total comprehensive income                                                              9,860
Stock options exercised               79,275       511                                    511
Tax benefit of stock options exercised             178                                    178
Repurchase of common stock          (118,500)     (533)    (1,918)                     (2,451)
Dividends paid ($0.22 per share)                           (3,462)                     (3,462)
                                 -------------------------------------------------------------
Balance at June 30, 2005          15,684,092   $70,855    $73,381      ($1,468)      $142,768
                                 =============================================================


See accompanying notes to unaudited condensed consolidated financial statements.


                                TRICO BANCSHARES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands; unaudited)

                                                                 For the six months ended June 30,
                                                                     2005               2004
                                                               ------------------------------------
Operating activities:
   Net income                                                      $10,976              $9,624
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation of property and equipment, and amortization      1,861               1,625
       Amortization of intangible assets                               689                 673
       Provision for loan losses                                       661               1,918
       Amortization of investment securities premium, net              659               1,009
       Originations of loans for resale                            (36,677)            (55,376)
       Proceeds from sale of loans originated for resale            36,986              55,929
       Gain on sale of loans                                          (721)             (1,058)
       Amortization of mortgage servicing rights                       306                 406
       Recovery of mortgage servicing rights valuation allowance         -                (600)
       Gain on sale of other real estate owned                           -                (182)
       Loss (gain) on sale of fixed assets                              79                 (12)
       Increase in cash value of life insurance                       (620)               (864)
       Change in:
         Interest receivable                                          (233)                (42)
         Interest payable                                              254                (366)
         Other assets and liabilities, net                            (271)             (2,215)
                                                               ------------------------------------
         Net cash provided by operating activities                  13,949              10,469
                                                               ------------------------------------
     Investing activities:
   Proceeds from maturities of securities available-for-sale        29,064              41,225
   Purchases of securities available-for-sale                      (34,538)            (39,580)
   Purchases of Federal Home Loan Bank stock                          (659)             (1,858)
   Loan originations and principal collections, net                (77,379)            (97,418)
   Proceeds from sale of premises and equipment                         23                 539
   Purchases of premises and equipment                              (2,993)             (1,407)
   Proceeds from sale of other real estate owned                         -                 478
                                                               ------------------------------------
   Net cash used by investing activities                           (86,482)            (98,021)
                                                               ------------------------------------
     Financing activities:
   Net increase in deposits                                         51,344              30,529
   Net increase in Federal funds purchased                          36,600              26,500
   Issuance of junior subordinated debt                                  -              20,619
   Payments of principal on long-term other borrowings                 (25)                (21)
   Net change in short-term other borrowings                          (499)                  -
   Repurchase of common stock                                       (2,451)             (2,793)
   Dividends paid                                                   (3,462)             (3,275)
   Exercise of stock options                                           511                 576
                                                               ------------------------------------
         Net cash provided by financing activities                  82,018              72,135
                                                               ------------------------------------
     Net change in cash and cash equivalents                         9,485             (15,417)
                                                               ------------------------------------
     Cash and cash equivalents and beginning of period              70,037              80,929
                                                               ------------------------------------
     Cash and cash equivalents at end of period                    $79,522             $65,512
                                                               ====================================
     Supplemental disclosure of noncash activities:
   Unrealized loss on securities available for sale                ($1,926)            ($6,477)
   Supplemental disclosure of cash flow activity:
   Cash paid for interest expense                                   $8,656              $6,467
   Cash paid for income taxes                                       $6,880              $7,460
   Income tax benefit from stock option exercises                     $178                 $26


See accompanying notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: General Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and six month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, investments, intangible assets, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The allowance for loan losses, goodwill and other intangible assets, income taxes, and the valuation of mortgage servicing rights, are the only accounting estimates that materially affect the Company's consolidated financial statements.

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

Investment Securities
The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. During the six months ended June 30, 2005, and throughout 2004, the Company did not have any securities classified as either held-to-maturity or trading.

Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of accumulated other comprehensive income
(loss) in shareholders' equity until realized.

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

Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors of current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. At June 30, 2005 and 2004, and December 31, 2004, the Company had no loans held for sale.

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

The following table summarizes the Company's mortgage servicing rights recorded in other assets as of June 30, 2005 and December 31, 2004.

                                 December 31,                          June 30,
   (Dollars in thousands)            2004     Additions   Reductions     2005
                                 -----------------------------------------------

   Mortgage Servicing Rights       $3,476          $412       ($306)     $3,582
   Valuation allowance                  -             -           -           -
                                 -----------------------------------------------
   Mortgage servicing rights, net
      of valuation allowance       $3,476          $412       ($306)     $3,582
                                 ===============================================

At June 30, 2005 and December 31, 2004, the Company serviced real estate mortgage loans for others of $367 million and $368 million, respectively. At June 30, 2005 and December 31, 2004, the fair value of the Company's mortgage servicing rights assets was $3,582,000 and $3,568,000, respectively.

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

Goodwill and Other Intangible Assets
Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142), as of January 1, 2002. Pursuant to SFAS 142, goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement of Financial Accounting Standard No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144).

As of the date of adoption, the Company had identifiable intangible assets consisting of core deposit premiums and minimum pension liability. Core deposit premiums are amortized using an accelerated method over a period of ten years. Intangible assets related to minimum pension liability are adjusted annually based upon actuarial estimates.

The following table summarizes the Company's core deposit intangibles as of June 30, 2005 and December 31, 2004.

                                  December 31,                         June 30,
  (Dollar in Thousands)              2004      Additions   Reductions    2005
                                  ----------------------------------------------

   Core deposit intangibles        $13,643          -            -     $13,643
   Accumulated amortization         (9,201)         -        ($689)     (9,890)
                                  ----------------------------------------------
   Core deposit intangibles, net    $4,442          -        ($689)     $3,753
                                  ==============================================

Core deposit intangibles are amortized over their expected useful lives. Such lives are periodically reassessed to determine if any amortization period adjustments are indicated. The following table summarizes the Company's estimated core deposit intangible amortization for each of the five succeeding years from December 31, 2004:

                                               Estimated Core Deposit
                                               Intangible Amortization
                 Years Ended                    (Dollar in thousands)
                 -----------                   -----------------------

                    2005                               $1,381
                    2006                                1,395
                    2007                                  490
                    2008                                  523
                    2009                                  328
                 Thereafter                               325
                                                       ------
                                                       $4,442
                                                       ======

The  following  table  summarizes  the  Company's   minimum  pension   liability
intangible as of June 30, 2005 and December 31, 2004.


                                  December 31,                         June 30,
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

The following table summarizes the Company's goodwill intangible as of June 30, 2005 and December 31, 2004.

                                  December 31,                         June 30,
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

Stock-Based Compensation
The Company uses the intrinsic value method to account for its stock option plans (in accordance with the provisions of Accounting Principles Board Opinion No. 25). Under this method, compensation expense is recognized for awards of options to purchase shares of common stock to employees under compensatory plans only if the fair market value of the stock at the option grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) permits companies to continue using the intrinsic value method or to adopt a fair value based method to account for stock option plans. The fair value based method results in recognizing as expense over the vesting period the fair value of all stock-based awards on the date of grant. The Company has elected to continue to use the intrinsic value method (see Recent Accounting Pronouncements).

Had compensation cost for the Company's option plans been determined in accordance with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                           Three Months Ended June 30,      Six Months Ended June 30,
(in thousands, except per share amounts)      2005             2004           2005             2004
                                              ----             ----           ----             ----
Net income                   As reported    $5,737           $4,847         $10,976           $9,624
                               Pro forma    $5,624           $4,762         $10,777           $9,457
Basic earnings per share     As reported     $0.37            $0.31           $0.70            $0.62
                               Pro forma     $0.36            $0.30           $0.69            $0.61
Diluted earnings per share   As reported     $0.35            $0.30           $0.67            $0.59
                               Pro forma     $0.35            $0.29           $0.66            $0.58
Stock-based employee compensation
   cost, net of related tax effects,
   included in net income    As reported        $0               $0              $0               $0
                               Pro forma      $113              $85            $199             $167

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

Earnings per share have been computed based on the following:

                                                                Three Months         Six Months
                                                               Ended June 30,      Ended June 30,
(in thousands)                                                2005       2004       2005     2004
                                                            ------------------    ----------------
Net income                                                  $5,737      $4,847    $10,976   $9,624

Average number of common shares outstanding                 15,702      15,640     15,716   15,628
Effect of dilutive stock options                               587         575        612      586
                                                            ------------------    ----------------
Average number of common shares outstanding
   used to calculate diluted earnings per share             16,289      16,215     16,328   16,214
                                                            ==================    ================

                                      -11-

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

The components of other comprehensive income (loss) and related tax effects are as follows:


                                             Three months ended June 30,         Six Months Ended June 30,
                                             --------------------------          -------------------------
                                                 2005          2004                 2005           2004
                                             --------------------------          -------------------------
(in thousands)
Unrealized holding gains (losses) on
   available-for-sale securities               $1,307       ($7,508)             ($1,926)        ($6,47)
Tax effect                                       (533)        3,098                  810          2,679
                                             --------------------------          -------------------------
Unrealized holding gains (losses) on
   available-for-sale securities, net of tax     $774       ($4,410)             ($1,116)       ($3,798)
                                             ==========================          =========================


The   components  of  accumulated   other   comprehensive   loss,   included  in
shareholders' equity, are as follows:


                                                                      June 30,         December 31,
                                                                        2005               2004
                                                                     -----------------------------
(in thousands)
Net unrealized (losses) gains on available-for-sale securities         ($919)             $1,007
Tax effect                                                               386                (424)
                                                                     -----------------------------
Unrealized holding (losses) gains on
   available-for-sale securities, net of tax                           ($533)                583
                                                                     -----------------------------
Minimum pension liability                                             (1,559)             (1,559)
Tax effect                                                               624                 624
                                                                     -----------------------------
Minimum pension liability, net of tax                                   (935)               (935)
                                                                     -----------------------------
Accumulated other comprehensive loss                                 ($1,468)              ($352)
                                                                     =============================

Retirement Plans
The Company has supplemental retirement plans covering directors and key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies to pay the retirement obligations.

The following table sets forth the net periodic benefit cost recognized for the plans:


                                                                Three Months         Six Months
                                                               Ended June 30,      Ended June 30,
(in thousands)                                                2005       2004       2005     2004
                                                              ----       ----       ----     ----
Net pension cost included the following components:
Service cost-benefits earned during the period                $105       $117       $209     $151
Interest cost on projected benefit obligation                  135        144        268      248
Amortization of net obligation at transition                    56         (3)       112        5
Amortization of prior service cost                              24         34         48       54
Recognized net actuarial loss                                    1         18          2       55
                                                              -----------------------------------
Net periodic pension cost                                     $321       $310       $639     $513
                                                              ===================================


During the six months ended June 30, 2005 and 2004, the Company contributed and paid out as benefits $269,000 and $265,000, respectively, to participants under the plans. For the year ending December 31, 2005, the Company expects to contribute and pay out as benefits $526,000 to participants under the plans.

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

In December 2003, FASB issued FASB Statement of Financial Accounting Standard No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS 132 revised), which prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. SFAS 132 retains and revises the disclosure requirements contained in the original SFAS 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS 132 generally is effective for fiscal years ending after December 15, 2003. Disclosures required by this standard are included in the notes to these consolidated financial statements.

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

In March 2004, the United States Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB 105), which summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard did not have any impact on the Company's consolidated financial statements. there were no loan committments requiring accounting under this standard as of June 30, 2005.

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

                                TRICO BANCSHARES
                                Financial Summary
           (dollars in thousands, except per share amounts; unaudited)

                                                       Three months ended            Six months ended
                                                            June 30,                     June 30,
                                                ------------------------------------------------------------
                                                      2005             2004        2005            2004
                                                ------------------------------------------------------------
Net Interest Income (FTE)                           $19,361          $17,811     $38,117         $34,958
Provision for loan losses                              (561)          (1,305)       (661)         (1,918)
Noninterest income                                    6,310            6,942      11,637          12,697
Noninterest expense                                 (15,517)         (15,407)    (30,630)        (29,790)
Provision for income taxes (FTE)                     (3,856)          (3,194)     (7,487)         (6,323)
                                                ------------------------------------------------------------
Net income                                           $5,737           $4,847     $10,976          $9,624
                                                ============================================================
Earnings per share2:
    Basic                                             $0.37            $0.31       $0.70           $0.62
    Diluted                                           $0.35            $0.30       $0.67           $0.59
Per share2:
    Dividends paid                                    $0.11            $0.11       $0.22           $0.21
    Book value at period end                          $9.10            $8.20
    Tangible book value at period end                 $7.81            $6.87

Average common shares outstanding2                   15,702           15,640      15,716          15,628
Average diluted shares outstanding2                  16,289           16,215      16,328          16,214
Shares outstanding at period end                     15,684           15,640
At period end:
    Loans, net                                   $1,235,160       $1,063,851
    Total assets                                  1,720,643        1,546,089
    Total deposits                                1,400,177        1,267,352
    Other borrowings                                 27,628           22,866
    Junior subordinated debt                         41,238           41,238
    Shareholders' equity                           $142,768         $128,320
Financial Ratios:
During the period (annualized):
    Return on assets                                  1.37%            1.29%       1.33%           1.31%
    Return on equity                                 16.03%           14.97%      15.43%          14.89%
    Net interest margin1                              5.12%            5.27%       5.12%           5.31%
    Net loan charge-offs to average loans             0.08%            0.03%       0.05%           0.04%
    Efficiency ratio1                                60.45%           62.24%      61.56%          62.51%
At Period End:
    Equity to assets                                  8.30%            8.30%
    Total capital to risk assets                     11.53%           12.40%
    Allowance for losses to loans3                    1.32%            1.44%


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

Following is a summary of the components of fully taxable equivalent ("FTE") net income for the periods indicated (dollars in thousands):

                                    Three months ended        Six months ended
                                          June 30,                 June 30,
                                ------------------------------------------------
                                   2005           2004        2005        2004
                                ------------------------------------------------
Net Interest Income (FTE)        $19,361        $17,811     $38,117    $34,958
Provision for loan losses           (561)        (1,305)       (661)    (1,918)
Noninterest income                 6,310          6,942      11,637     12,697
Noninterest expense              (15,517)       (15,407)    (30,630)   (29,790)
Provision for income taxes (FTE)  (3,856)        (3,194)     (7,487)    (6,323)
                                ------------------------------------------------
Net income                        $5,737         $4,847     $10,976      9,624
                                ================================================

The Company had quarterly earnings of $5,737,000, or $0.35 per diluted share, for the three months ended June 30, 2005. These results represent a 16.7% increase from the $0.30 earnings per diluted share reported for the three months ended June 30, 2004 on earnings of $4,847,000. The improvement in results from the year-ago quarter was due to a $1,550,000 (8.7%) increase in fully tax-equivalent net interest income to $19,361,000, and a $744,000 (57.0%) decrease in provision for loan losses. These contributing factors were partially offset by a $632,000 (9.1%) decrease in noninterest income to $6,310,000 and a $110,000 (0.7%) increase in noninterest expense to $15,517,000 for the quarter ended June 30, 2005.

The Company reported earnings of $10,976,000, or $0.67 per diluted share, for the six months ended June 30, 2005. These results represent a 13.6% increase from the $0.59 earnings per diluted share reported for the six months ended June 30, 2004 on earnings of $9,624,000. The improvement in results from the year-ago period was due to a $3,159,000 (9.0%) increase in fully tax-equivalent net interest income to $38,117,000, and a $1,257,000 (65.5%) decrease in provision for loan losses to $661,000. These contributing factors were partially offset by a $1,060,000 (8.3%) decrease in noninterest income to $11,637,000 and a $840,000
(2.8%) increase in noninterest expense to $30,630,000 for the six months ended June 30, 2005.

Net Interest Income
Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):


                                             Three months ended             Six months ended
                                                  June 30,                      June 30,
                                         -------------------------------------------------------
                                              2005         2004             2005         2004
                                         -------------------------------------------------------
     Interest income                        $23,910      $20,628          $46,546      $40,540
     Interest expense                        (4,789)      (3,087)          (8,910)      (6,101)
     FTE adjustment                             240          270              481          519
                                         -------------------------------------------------------
        Net interest income (FTE)           $19,361      $17,811          $38,117      $34,958
                                         =======================================================
     Average interest-earning assets     $1,511,668   $1,351,774       $1,487,848   $1,316,403

     Net interest margin (FTE)                5.12%        5.27%            5.12%        5.31%


The Company's primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense in interest-bearing liabilities. Net interest income (FTE) during the second quarter of 2005 increased $1,550,000 (8.7%) from the same period in 2004 to $19,361,000. The increase in net interest income (FTE) was due to a $159,894,000 (11.8%) increase in average balances of interest-earning assets to $1,511,668,000 offset by a 0.15% decrease in net interest margin (FTE) to 5.12%.

Net interest income (FTE) during the first six months of 2005 increased $3,159,000 (9.0%) from the same period in 2004 to $38,117,000. The increase in net interest income (FTE) was due to a $171,445,000 (13.0%) increase in average balances of interest-earning assets to $1,487,848,000 offset by a 0.19% decrease in net interest margin (FTE) to 5.12%.

Interest and Fee Income
Interest and fee income (FTE) for the second quarter of 2005 increased $3,252,000 (15.6%) from the second quarter of 2004. The increase was the net effect of a $159,894,000 (11.8%) increase in average interest-earning assets to $1,511,668,000 and a 0.21% increase in the yield on those average interest-earning assets to 6.39%. The growth in interest-earning assets was due to a $179,636,000 (17.5%) increase in average loan balances to $1,209,061,000 that was partially offset by a decrease of $20,790,000 (6.5%) in average balances of investments to $301,135,000. The increase in the yield on average interest-earning assets was mainly due to a 0.41% increase in yield on investments to 4.57% as the yield on loans increased 0.03% to 6.85%. The relative flatness in yield in loans from the year-ago quarter, despite a 2.25% increase in the prime rate from June 30, 2004 to June 30, 2005, is due to long-term rates having generally held steady or fallen over this period, and new prime based loans such as home equity lines of credit being offered at spreads to the prime rate that are lower than they were in the year-ago period. The increase in yields on investments was mainly due to maturities of shorter-term, lower yielding investments.

Interest and fee income (FTE) for the six months ended June 30, 2005 increased $5,968,000 (14.5%) from the same period of 2004. The increase was the net effect of a $171,445,000 (13.0%) increase in average interest-earning assets to $1,487,848,000 and a 0.08% increase in the yield on those average interest-earning assets to 6.32%. The growth in interest-earning assets was due to a $187,941,000 (18.8%) increase in average loan balances to $1,188,050,000 that was partially offset by a decrease of $15,121,000 (4.8%) in average balances of investments to $298,758,000. The increase in the yield on average interest-earning assets was mainly due to a 0.23% increase in yield on investments to 4.54% as the yield on loans decreased 0.09% to 6.77%. The decrease in yield in loans from the year-ago period, despite a 2.25% increase in the prime rate from June 30, 2004 to June 30, 2005, is due to long-term rates having generally held steady or fallen over this period, and new prime based loans such as home equity lines of credit being offered at spreads to the prime rate that are lower than they were in the year-ago period. The increase in yields on investments was mainly due to maturities of shorter-term, lower yielding investments.

Interest Expense
Interest expense increased $1,702,000 (55.1%) to $4,789,000 in the second quarter of 2005 compared to the year-ago quarter. The average balance of interest-bearing liabilities increased $101,654,000 (9.4%) to $1,186,109,000 in the second quarter compared to the year-ago quarter. The increase in the average balance of interest-bearing liabilities was concentrated in time deposits (up $101,015,000 or 37.4%), interest-bearing demand deposits (up $11,538,000 or 5.0%), and junior subordinated debt (up $18,557,000 or 81.8%). The average balance of Federal funds purchased was down $23,221,000 (41.7%) from the year-ago quarter. In addition, the average balance of noninterest-bearing deposits increased $53,598,000 (19.9%) from the year-ago quarter. The average rate paid on interest-bearing liabilities in the quarter ended June 30, 2005 increased 0.48% to 1.62% compared to the year-ago quarter. The average rate paid for all categories of interest-bearing liabilities except other borrowings increased from the average rate paid in the year-ago quarter as a result of general market interest rate changes.

Interest expense increased $2,809,000 (46.0%) to $8,910,000 for the six months ended June 30, 2005 compared to $6,101,000 in the year-ago period. The average balance of interest-bearing liabilities increased $116,741,000 (11.1%) to $1,168,057,000 for the six months ended June 30, 2005 compared to the year-ago period. The increase in interest-bearing liabilities was concentrated in time deposits (up $80,110,000 or 29.6%), and junior subordinated debt (up $19,588,000 or 90.5%). In addition, for the six months ended June 30, 2005, the average balance of noninterest-bearing deposits increased $47,129,000 (17.5%) from the year-ago period. The average rate paid on interest-bearing liabilities in the six month period ended June 30, 2005 increased 0.37% to 1.53% compared to the year-ago period as a result of general market interest rate changes.

Net Interest Margin (FTE)
The following table summarizes the components of the Company's net interest margin for the periods indicated:

                                   Three months ended          Six months ended
                                        June 30,                   June 30,
                                   ---------------------------------------------
                                    2005         2004         2005         2004
                                   ---------------------------------------------

Yield on interest-earning assets    6.39%        6.18%        6.32%        6.24%
Rate paid on interest-bearing
     Liabilities                    1.62%        1.14%        1.53%        1.16%
                                   ---------------------------------------------
     Net interest spread            4.77%        5.04%        4.79%        5.08%
Impact of all other net
     noninterest-bearing funds      0.35%        0.23%        0.33%        0.23%
                                   ---------------------------------------------
        Net interest margin         5.12%        5.27%        5.12%        5.31%
                                   =============================================

Net interest margin in the second quarter of 2005 decreased 0.15% compared to the second quarter of 2004. This decrease in net interest margin was mainly due to essentially no increase in average yield on loans, a 0.41% increase in average yield on investments, and 0.48% increase in the average rate paid on interest-bearing liabilities. As a result, the average yield on total interest-earning assets increased only 0.21%, while the average rate paid on interest-bearing liabilities increased 0.48%.

Net interest margin for the six months ended June 30, 2005 decreased 0.19% compared to the six months ended June 30, 2004. This decrease in net interest margin was mainly due to a 0.09% decrease in average yield on loans, a 0.23% increase in average yield on investments, and 0.37% increase in the average rate paid on interest-bearing liabilities. As a result, the average yield on total interest-earning assets increased only 0.08%, while the average rate paid on interest-bearing liabilities increased 0.37%.

Summary of Average Balances, Yields/Rates and Interest Differential
The following tables present, for the periods indicated, information regarding the Company's consolidated average assets, liabilities and shareholders' equity, the amounts of interest income from average interest-earning assets and resulting yields, and the amount of interest expense paid on interest-bearing liabilities. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual loans only to the extent cash payments have been received and applied to interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the current statutory tax rate (dollars in thousands).


                                                          For the three months ended
                                       ----------------------------------------------------------------
                                               June 30, 2005                     June 30, 2004
                                       -----------------------------     ------------------------------
                                                   Interest    Rates               Interest    Rates
                                         Average   Income/    Earned     Average   Income/    Earned
                                         Balance   Expense     Paid      Balance   Expense     Paid
                                       -----------------------------    -------------------------------
Assets:
Loans                                  $1,209,061  $20,701    6.85%     $1,029,425 $17,551     6.82%
Investment securities - taxable           268,213    2,785    4.15%        287,058   2,638     3.68%
Investment securities - nontaxable         32,922      654    7.95%         34,870     708     8.12%
Federal funds sold                          1,472       10    2.72%            421       1     0.95%
                                       -----------------------------    -------------------------------
Total interest-earning assets           1,511,668   24,150    6.39%      1,351,774  20,898     6.18%
Other assets                              167,985  --------                153,487 --------
                                       ----------                       ----------
Total assets                           $1,679,653                       $1,505,261
                                       ==========                       ==========
Liabilities and shareholders' equity:
Interest-bearing demand deposits         $241,416      121    0.20%       $229,878     105     0.18%
Savings deposits                          471,709      869    0.74%        482,796     857     0.71%
Time deposits                             371,491    2,627    2.83%        270,476   1,425     2.11%
Federal funds purchased                    32,553      249    3.06%         55,754     150     1.08%
Other borrowings                           27,702      329    4.75%         22,870     320     5.60%
Junior subordinated debt                   41,238      594    5.76%         22,681     230     4.06%
                                       -----------------------------    -------------------------------
Total interest-bearing liabilities      1,186,109    4,789    1.62%      1,084,455   3,087     1.14%
Noninterest-bearing deposits              322,920  --------                269,322 --------
Other liabilities                          27,428                           22,003
Shareholders' equity                      143,196                          129,481
                                       ----------                       ----------
Total liabilities and shareholders'
  equity                               $1,679,653                       $1,505,261
                                       ==========                       ==========
Net interest spread(1)                                        4.77%                            5.04%
Net interest income and interest margin(2)         $19,361    5.12%                $17,811     5.27%
                                                   =================               ====================


 (1) Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
 (2) Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets.


                                                           For the six months ended
                                       ----------------------------------------------------------------
                                               June 30, 2005                     June 30, 2004
                                       -----------------------------    -------------------------------
                                                   Interest    Rates               Interest    Rates
                                         Average   Income/    Earned     Average   Income/    Earned
                                         Balance   Expense     Paid      Balance   Expense     Paid
                                       -----------------------------    -------------------------------
Assets:
Loans                                  $1,188,050  $40,228    6.77%     $1,000,109 $34,290     6.86%
Investment securities - taxable           266,114    5,475    4.11%        278,708   5,359     3.85%
Investment securities - nontaxable         32,644    1,310    8.03%         35,171   1,399     7.96%
Federal funds sold                          1,040       14    2.69%          2,415      11     0.91%
                                       -----------------------------    -------------------------------
Total interest-earning assets           1,487,848   47,027    6.32%      1,316,403  41,059     6.24%
Other assets                              166,392  --------                156,704 --------
                                       ----------                       ----------
0Total assets                          $1,654,240                       $1,473,107
                                       ==========                       ==========
Liabilities and shareholders' equity:
Interest-bearing demand deposits         $240,349      242    0.20%       $226,193     205     0.18%
Savings deposits                          477,085    1,739    0.73%        475,268   1,764     0.74%
Time deposits                             350,917    4,721    2.69%        270,807   2,867     2.12%
Federal funds purchased                    30,561      421    2.76%         34,523     184     1.07%
Other borrowings                           27,907      656    4.70%         22,875     640     5.60%
Junior subordinated debt                   41,238    1,131    5.49%         21,650     441     4.07%
                                       -----------------------------    -------------------------------
Total interest-bearing liabilities      1,168,057    8,910    1.53%      1,051,316   6,101     1.16%
Noninterest-bearing deposits              316,949  --------                269,820 --------
Other liabilities                          27,004                           22,664
Shareholders' equity                      142,230                          129,307
                                       ----------                       ----------
Total liabilities and shareholders'
  equity                               $1,654,240                       $1,473,107
                                       ==========                       ==========
Net interest spread(1)                                        4.79%                            5.08%
Net interest income and interest margin(2)         $38,117    5.12%                $34,958     5.31%
                                                   =================               ====================


 (1) Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
 (2) Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets.

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

                                             Three months ended June 30, 2005
                                                compared with three months
                                                    ended June 30, 2004
                                             ---------------------------------
                                              Volume       Rate       Total
                                             ---------------------------------
Increase (decrease) in interest income:
Loans                                         $3,063        $87      $3,150
Investment securities                           (216)       309          93
Federal funds sold                                 2          7           9
                                             ---------------------------------
   Total interest-earning assets               2,849        403       3,252
                                             ---------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits                   5         11          16
Savings deposits                                 (20)        32          12
Time deposits                                    533        669       1,202
Federal funds purchased                          (63)       162          99
Other borrowings                                  68        (59)          9
Junior subordinated debt                         188        176         364
                                             ---------------------------------
   Total interest-bearing liabilities            711        991       1,702
                                             ---------------------------------
Increase (decrease) in Net Interest Income    $2,138      ($588)     $1,550
                                             =================================


                                              Six months ended June 30, 2005
                                                 compared with six months
                                                    ended June 30, 2004
                                             ---------------------------------
                                              Volume       Rate       Total
                                             ---------------------------------
Increase (decrease) in interest income:
Loans                                         $6,446      ($508)     $5,938
Investment securities                           (326)       353          27
Federal funds sold                                (6)         9           3
                                             ---------------------------------
   Total interest-earning assets               6,114       (146)      5,968
                                             ---------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits                  13         24          37
Savings deposits                                   7        (32)        (25)
Time deposits                                    849      1,005       1,854
Federal funds purchased                          (21)       258         237
Other borrowings                                 141       (125)         16
Junior subordinated debt                         399        291         690
                                             ---------------------------------
   Total interest-bearing liabilities          1,388      1,421       2,809
                                             ---------------------------------
Increase (decrease) in Net Interest Income    $4,726    ($1,567)     $3,159
                                             =================================

Provision for Loan Losses
The Company provided $561,000 for loan losses in the second quarter of 2005 versus $1,305,000 in the second quarter of 2004. During the second quarter of 2005, the Company recorded $232,000 of net loan charge offs versus $69,000 of net loan charge-offs in the year earlier quarter.

The Company provided $661,000 for loan losses during the six months ended June 30, 2005 versus $1,918,000 during the six months ended June 30, 2004. During the six months ended June 30, 2005, the Company recorded $294,000 of net loan charge-offs versus $194,000 of net loan charge-offs in the year earlier six-month period.

Noninterest Income
The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).


                                                 Three months ended             Six months ended
                                                      June 30,                      June 30,
                                               ----------------------------------------------------
                                                 2005          2004            2005          2004
                                               ----------------------------------------------------
     Service charges on deposit accounts        $3,342        $3,407          $6,376        $6,604
     ATM fees and interchange                      781           665           1,493         1,246
     Other service fees                            520           484           1,004           947
     Amortization of mortgage servicing rights    (138)         (216)           (306)         (406)
     Recovery of mortgage servicing
       rights valuation allowance                    -           570               -           600
     Gain on sale of loans                         429           433             721         1,058
     Commissions on sale of
       nondeposit investment products              660           587           1,192         1,129
     Gain on sale of other real estate               -           182               -           182
     Increase in cash value of life insurance      400           432             620           864
     Other noninterest income                      316           398             537           473
                                               ----------------------------------------------------
     Total noninterest income                   $6,310        $6,942         $11,637       $12,697
                                               ====================================================


Noninterest income for the second quarter of 2005 decreased $632,000 (9.1%) to $6,310,000 from $6,942,000 in the year-ago quarter. Included in the results for the quarter ended June 30, 2004 was a $570,000 recovery of mortgage servicing rights valuation allowance, and $182,000 from gain on sale of other real estate. Excluding these items, noninterest income for the quarter ended June 30, 2004 would have been $6,190,000, and the $6,310,000 of noninterest income for the quarter ended June 30, 2005 would have represented a $120,000 (1.9%) increase.

Noninterest income for the six months ended June 30, 2005 decreased $1,060,000 (8.4%) to $11,637,000 from $12,697,000 in the same period in 2004. Included in the results for the six months ended June 30, 2004 was a $600,000 recovery of mortgage servicing rights valuation allowance, and $182,000 from gain on sale of other real estate. Excluding these items, noninterest income for the six months ended June 30, 2004 would have been $11,915,000, and the $11,637,000 of noninterest income for the six months ended June 30, 2005 would have represented a $278,000 (2.3%) decrease. For the six months ended June 30, 2005, gain on sale of loans decreased $337,000 (31.9%) to $721,000 compared to $1,058,000 in the year-ago period.

Noninterest Expense
The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).


                                             Three months ended             Six months ended
                                                  June 30,                      June 30,
                                            ----------------------------------------------------
                                              2005          2004           2005           2004
                                            ----------------------------------------------------
     Salaries & benefits                     $8,408        $8,440         $16,777       $16,607
     Equipment                                1,076           913           2,069         1,850
     Occupancy                                1,006         1,004           1,986         1,947
     Telecommunications                         409           421             793           796
     Data processing and software               409           400             783           783
     ATM network charges                        408           325             779           620
     Intangible amortization                    346           342             689           673
     Advertising and marketing                  335           234             677           425
     Courier service                            290           269             568           531
     Professional fees                          274           598             681         1,107
     Postage                                    234           235             471           467
     Assessments                                 77            73             153           145
     Operational losses                          46           112              72           152
     Other                                    2,199         2,041           4,132         3,687
                                            ----------------------------------------------------
     Total                                  $15,517       $15,407         $30,630       $29,790
                                            ====================================================
     Average full time equivalent staff         573           539             569           536
     Noninterest expense to revenue (FTE)    60.45%        62.24%          61.56%        62.51%


Noninterest expense for the second quarter of 2005 increased $110,000 (0.7%) to $15,517,000 from $15,407,000 in the second quarter of 2004. The increase in noninterest expense was the result of a $32,000 (0.4%) decrease in salary and benefit expense to $8,408,000 offset by a $142,000 net increase in other noninterest expense categories. The decrease in salary and benefits expense was the net result of annual salary increases, new employees from the opening of de-novo branches in Woodland (November 2004), and Lincoln (February 2005), offset by reduced incentive commissions, overtime, and workers compensation expense. Included in the $142,000 net increase in other noninterest income categories was a $101,000 increase in advertising expense, and a $324,000 decrease in professional fees. The decrease in professional fees was mainly due to the expiration of consulting services related to the Company's overdraft privilege product, the expiration of which is not expected to have an impact on revenue from the overdraft privilege product.

Noninterest expense for the first six months of 2005 increased $840,000 (2.8%) to $30,630,000 from $29,790,000 in the first six months of 2004. The increase in noninterest expense was due to a $170,000 (1.0%) increase in salary and benefit expense to $16,777,000 and a $670,000 net increase in other noninterest expense categories. The increase in salary and benefits expense was the net result of annual salary increases, and new employees from the opening of de-novo branches in Woodland (November 2004), and Lincoln (February 2005) that was partially offset by reduced incentive commissions, overtime, and workers compensation expense. Included in the $670,000 net increase in other noninterest income categories was a $252,000 increase in advertising expense, and a $426,000 decrease in professional fees. The decrease in professional fees was mainly due to the expiration of consulting services related to the Company's overdraft privilege product, the expiration of which is not expected to have an impact on revenue from the overdraft privilege product.

Provision for Income Tax
The effective tax rate for the three months ended June 30, 2005 was 38.7% and reflects an increase from 37.6% for the three months ended June 30, 2004. The effective tax rate for the six months ended June 30, 2005 was 39.0% and reflects an increase from 37.6% for the six months ended June 30, 2004. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly from increase in cash value of life insurance, tax-exempt loans and state and municipal securities.

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

The following is a summary of classified assets on the dates indicated (dollars in thousands):

                               At June 30, 2005           At December 31, 2004
                           -------------------------    ------------------------
                             Gross Guaranteed  Net       Gross Guaranteed   Net
                           -----------------------------------------------------
Classified loans           $13,849   $7,499  $6,350    $22,337   $9,436  $12,901
Other classified assets          -        -       -          -        -        -
                           -----------------------------------------------------
Total classified assets    $13,849   $7,499  $6,350    $22,337  $9,436   $12,901
                           =====================================================
Allowance for losses/classified loans        260.8%                       124.5%
Allowance for loan losses/classified loans   234.5%                       112.6%

Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies at June 30, 2005, decreased $6,551,000 (50.8%) to $6,350,000 from $12,901,000 at December 31, 2004.

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

Interest income on nonaccrual loans, which would have been recognized during the six months, ended June 30, 2005, if all such loans had been current in accordance with their original terms, totaled $479,000. Interest income actually recognized on these loans during the six months ended June 30, 2005 was $385,000.

The Company's policy is to place loans 90 days or more past due on nonaccrual status. In some instances when a loan is 90 days past due Management does not place it on nonaccrual status because the loan is well secured and in the process of collection. A loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 30 days. Loans where the collateral has been repossessed are classified as OREO or, if the collateral is personal property, the loan is classified as other assets on the Company's consolidated financial statements.

Management considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans. Alternatives that are considered are foreclosure, collecting on guarantees, restructuring the loan or collection lawsuits.

As shown in the following table, total nonperforming assets net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, decreased $1,984,000 (40.4%) to $2,922,000 during the first six months of 2005. Nonperforming assets net of guarantees represent 0.17% of total assets. All nonaccrual loans are considered to be impaired when determining the need for a specific valuation allowance. The Company continues to make a concerted effort to work problem and potential problem loans to reduce risk of loss.


 (dollars in thousands):
                                                   At June 30, 2005           At December 31, 2004
                                              -------------------------    -------------------------
                                                Gross Guaranteed  Net       Gross Guaranteed   Net
                                              ------------------------------------------------------
Performing nonaccrual loans                    $9,726   $7,170   $2,556    $11,043  $7,442   $3,601
Nonperforming, nonaccrual loans                   432       68      364      1,418     174    1,244
                                              ------------------------------------------------------
Total nonaccrual loans                         10,158    7,238    2,920     12,461   7,616    4,845
Loans 90 days past due and still accruing           2                 2         61       -       61
                                              ------------------------------------------------------
Total nonperforming loans                      10,160    7,238    2,922     12,522   7,616    4,906
Other real estate owned                             -        -        -          -       -        -
                                              ------------------------------------------------------
Total nonperforming assets                    $10,160   $7,238   $2,922    $12,522  $7,616   $4,906
                                              ======================================================
Nonperforming loans/total loans                                   0.23%                       0.42%
Nonperforming assets/total assets                                 0.17%                       0.30%
Allowance for losses/nonperforming loans                           567%                        327%
Allowance for loan losses/nonperforming loans                      510%                        296%


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

Based on the current conditions of the loan portfolio, Management believes that the allowance for loan losses and the reserve for unfunded commitments, which collectively stand at $16,563,000 at June 30, 2005, are adequate to absorb probable losses inherent in the Company's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (dollars in thousands):

                                            Three months ended            Six months ended
                                                  June 30,                    June 30,
                                         ---------------------------------------------------
                                           2005          2004            2005          2004
                                         ---------------------------------------------------
         Allowance for loan losses:
     Balance at beginning of period      $14,563       $13,377         $14,525       $12,890
     Provision for loan losses               561         1,305             661         1,918
     Loans charged off                      (513)         (178)           (808)         (366)
     Recoveries of previously
       charged-off loans                     281           109             514           171
                                         ---------------------------------------------------
       Net charge-offs                      (232)          (69)           (294)        (194)
                                         ---------------------------------------------------
     Balance at end of period            $14,892       $14,613          $14,892     $14,613
                                         ===================================================
     Reserve for unfunded commitments:
     Balance at beginning of period       $1,632          $920          $1,532          $883
     Provision for losses -
       Unfunded commitments                   39            (4)            139            33
                                         ---------------------------------------------------
     Balance at end of period                $1,671       $916          $1,671          $916
                                         ===================================================
     Balance at end of period:
     Allowance for loan losses                                         $14,892       $14,613
     Reserve for unfunded commitments                                    1,671           916
                                                                       ---------------------
     Allowance for losses                                              $16,563       $15,529
                                                                       =====================
     As a percentage of total loans:
     Allowance for loan losses                                           1.19%          1.36%
     Reserve for unfunded commitments                                    0.13%          0.08%
     Allowance for losses                                                1.32%          1.44%


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

Also at its meeting on March 11, 2004, the Board of Directors approved an increase in the maximum number of shares to be repurchased under the Company's stock repurchase plan originally announced on July 31, 2003 from 250,000 to 500,000 effective on April 9, 2004, solely to conform with the two-for-one stock split noted above. The 250,000 shares originally authorized for repurchase under this plan represented approximately 3.2% of the Company's approximately 7,852,000 common shares outstanding as of July 31, 2003. This plan has no stated expiration date for the repurchases, which may occur from time to time as market conditions allow. As of June 30, 2005, the Company had repurchased 341,100 shares under this plan as adjusted for the 2-for-1 stock split paid on April 30, 2004, which left 158,900 shares available for repurchase under the plan.

The Company's primary capital resource is shareholders' equity, which was $142,768,000 at June 30, 2005. This amount represents an increase of $4,636,000 from December 31, 2004, the net result of comprehensive income of $9,860,000 for the period and $689,000 reflecting the issuance of common shares via the exercise of stock options, partially offset by $2,451,000 to repurchase of common stock and dividends paid of $3,462,000. The Company's ratio of equity to total assets was 8.30%, 8.30%, and 8.49% as of June 30, 2005, June 30, 2004, and
December 31, 2004, respectively.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

                                   At June 30,         At            Minimum
                               ---------------     December 31,    Regulatory
                               2005       2004        2004         Requirement
                               -------------------------------------------------
     Tier I Capital            10.46%     10.93%     10.67%           4.00%
     Total Capital             11.53%     12.40%     11.86%           8.00%
     Leverage ratio             9.81%      9.73%      9.86%           4.00%

Off-Balance Sheet Items
The Bank has certain ongoing commitments under operating and capital leases. These commitments do not significantly impact operating results. As of June 30, 2005 commitments to extend credit and commitments related to the Bank's deposit overdraft privilege product were the Bank's only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $492,402,000 and $445,054,000 at June 30, 2005 and December 31, 2004, respectively, and represent 39.3% of the total loans outstanding at June 30, 2005 versus 38.0% at December 31, 2004. Commitments related to the Bank's deposit overdraft privilege product totaled $34,565,000 and $28,815,000 at June 30, 2005 and December 31, 2004, respectively.

Certain Contractual Obligations
The following chart summarizes certain contractual obligations of the Company as of December 31, 2004:

                                                              Less than        1-3          3-5       More than
(dollars in thousands)                             Total      one year        years        years       5 years
                                                   ------------------------------------------------------------
Federal funds purchased                            $46,400      $46,400            -            -            -
FHLB loan, fixed rate of 5.41%
   payable on April 7, 2008, callable
   in its entirety by FHLB on a quarterly
   basis beginning April 7, 2003                    20,000            -            -      $20,000            -
FHLB loan, fixed rate of 5.35%
   payable on December 9, 2008                       1,500            -            -        1,500            -
FHLB loan, fixed rate of 5.77%
   payable on February 23, 2009                      1,000            -            -       $1,000            -
Capital lease obligation on premises,
   effective rate of 13% payable
   monthly in varying amounts
   through December 1, 2009                            344            -            -          344            -
Other collateralized borrowings,
   fixed rate of  0.91% payable on January 2, 2005   5,308        5,308            -            -            -
Junior subordinated debt, adjustable rate
   of three-month LIBOR plus 3.05%,
   callable in whole or in part by the
   Company on a quarterly basis beginning
   October 7, 2008, matures October 7, 2033         20,619            -            -            -      $20,619
Junior subordinated debt, adjustable rate
   of three-month LIBOR plus 2.55%,
   callable in whole or in part by the
   Company on a quarterly basis beginning
   July 23, 2009, matures July 23, 2034             20,619            -            -            -       20,619
Operating lease obligations                          6,806        1,327       $2,202        1,662        1,615
Deferred compensation plans(1)                       1,544          262          462          427          393
Supplemental retirement plans(1)                     4,996          488          956          926        2,626
Employment agreements                                  233          115          118            -            -
                                                  ------------------------------------------------------------
Total contractual obligations                     $129,369      $53,900       $3,738      $25,859      $45,872
                                                  ============================================================

(1)These amounts represent known certain payments to participants under the Company's deferred compensation and supplemental retirement plans.

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

At June 30, 2005, the results of the simulations noted above indicate that given a "flat" balance sheet scenario, and if deposit rates track general interest rate changes by approximately 50%, the Company's balance sheet is slightly liability sensitive. "Liability sensitive" implies that earnings decrease when interest rates rise, and increase when interest rates decrease. The magnitude of all the simulation results noted above is within the Bank's policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

The simulation results noted above do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

At June 30, 2005 and 2004, the Company had no derivative financial instruments.

Liquidity
The Company's principal source of asset liquidity is federal funds sold and marketable investment securities available for sale. At June 30, 2005, federal funds sold and investment securities available for sale totaled $289,137,000, representing an increase of $3,124,000 (1.1%) from December 31, 2004, and a decrease of $13,204,000 (4.4%) from June 30, 2004. In addition, the Company generates additional liquidity from its operating activities. The Company's profitability during the first six months of 2005 generated cash flows from operations of $13,949,000 compared to $10,469,000 during the first six months of 2004. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks. Maturities of investment securities produced cash inflows of $29,064,000 during the six months ended June 30, 2005 compared to $41,225,000 for the six months ended June 30, 2004. During the six months ended June 30, 2005, the Company invested $34,538,000 and $77,379,000 in securities and net loan growth, respectively, compared to $39,580,000 and $97,418,000 in securities and net loan growth, respectively, during the first six months of 2004. These changes in investment and loan balances contributed to net cash used for investing activities of $86,482,000 during the six months ended June 30, 2005, compared to net cash used for investing activities of $98,021,000 during the six months ended June 30, 2004. Financing activities provided net cash of $82,018,000 during the six months ended June 30, 2005, compared to net cash provided by financing activities of $72,135,000 during the six months ended June 30, 2004. Increases in deposit balances and Federal funds borrowed accounted for $51,344,000 and $36,600,000 of financing sources of funds, respectively, during the six months ended June 30, 2005, compared to increases in deposit balances and Federal funds borrowed of $30,529,000 and $26,500,000, respectively, during the six months ended June 30, 2004. The Company raised $20,619,000 through the issuance of junior subordinated debt during the six months ended June 30, 2004. Dividends paid used $3,462,000 and $3,275,000 of cash during the six months ended June 30, 2005 and June 30, 2004, respectively. Repurchase of common stock used $2,451,000 and $2,793,000 of cash during the six months ended June 30, 2005 and June 30, 2004, respectively. Also, the Company's liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 4.  Controls and Procedures
The Chief Executive Officer, Richard Smith, and the Chief Financial Officer, Thomas Reddish, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2005 ("Evaluation Date"). Based on that evaluation, they concluded that as of the Evaluation Date the Company's disclosure controls and procedures are effective to allow timely communication to them of information relating to the Company and the Bank required to be disclosed in its filings with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No changes in the Company's internal control over financial reporting occurred during the first six months of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Due to the nature of the banking business, the Bank is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business of the Bank.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information concerning the common stock repurchased by the Company during the second quarter of 2005 pursuant to the Company's stock repurchase plan originally announced on July 31, 2003, as amended effective April 9, 2004, to conform with the Company's two-for-one stock split paid on April 30, 2004, which is discussed in more detail under "Capital Resources" in this report:


Period          (a) Total number    (b) Average price   (c) Total number of     (d) Maximum number
                of Shares purchased  paid per share     shares purchased as     of shares that may yet
                                                        part of publicly        be purchased under the
                                                        announced plans or      plans or programs
                                                        programs
-----------------------------------------------------------------------------------------------------------
April 1-30, 2005         57,000         $20.55                   57,000              206,600
May 1-31, 2005                -              -                        -              206,600
June 1-30, 2005          47,700         $20.81                   47,700              158,900
-----------------------------------------------------------------------------------------------------------
Total                   104,700         $20.67                  104,700              158,900


Item 4 - Submission of Matters to a Vote of Security Holders

(a) The Company's  Annual Meeting of Shareholders  was held on May 24, 2005.

(b) and (c) The following ten directors were elected at the meeting:

                                 Votes For  Votes Against/Withheld   Abstentions
                                ----------  ----------------------   -----------
      William J. Casey          13,058,602           337,668              -
      Donald J. Amaral          13,025,292           370,978              -
      Craig S. Compton          13,042,413           353,857              -
      John S.A. Hasbrook        13,027,409           368,861              -
      Michael W. Koehnen        13,048,382           347,888              -
      Donald E. Murphy          11,222,340         2,173,930              -
      Steve G. Nettleton        13,062,037           334,233              -
      Richard P. Smith          13,042,311           353,959              -
      Carroll R. Taresh         12,731,369           664,901              -
      Alex A. Vereschagin, Jr.  13,036,991           359,279              -

The shareholders approved an amendment to the Company's 2001 stock option plan to (i) provide that annual grants of stock options to directors upon their re-election or appointment as Board chairman or audit committee chairman may continue to occur through 2008 and (ii) eliminate the mandatory vesting schedules for options granted to directors and instead allow the compensation and management succession committee to determine the vesting schedule. 9,570,188 shares were voted for approval, 998,085 shares were voted against and 357,254 shares abstained.

The shareholders ratified the appointment of KPMG LLP as independent public accountants of the Company for 2005. 13,103,976 shares were voted for the ratification, 63,213 shares were voted against and 229,081 shares abstained.

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

    10.7       TriCo's 2001 Stock Option Plan, as amended.

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

                                     TRICO BANCSHARES
                                       (Registrant)

Date:  July 26, 2005                 /s/ Thomas J. Reddish
                                     -----------------------------------
                                     Thomas J. Reddish
                                     Executive Vice President and
                                     Chief Financial Officer

Exhibit 10.7

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

SECTION 7.  DIRECTOR OPTIONS

     7.1 Grant Upon Election of a New Director to the Board. A new Director to the Board may receive Options for 20,000 Shares upon his or her election to the Board. These Options shall become exercisable as determined by the Committee.

     7.2 Grant Upon Re-election of a Director to the Board. Beginning with the 2001 annual meeting of the Company's shareholders and continuing for each year through the 2008 annual meeting of the Company's shareholders, a Director who is re-elected to the Board may receive Options for 4,000 Shares upon his or her re-election to the Board. These Options shall become exercisable as determined by the Committee.

     7.3 Grants to Board Chairmen. Beginning with the 2001 annual meeting of the Company's shareholders and continuing for each year through the 2008 annual meeting of the Company's shareholders, each Director who is appointed as Chairman of the Board or as Chairman of the Audit Committee may receive Options for 1,000 Shares upon his or her appointment, in addition to any other Options granted pursuant to this Section 7. These Options shall become exercisable as determined by the Committee.

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

Exhibit 31.1

Rule 13a-14/15d-14 Certification of CEO

I, Richard P. Smith, certify that;

    1.    I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  TriCo
          Bancshares;
    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13-d-15(f) and 15d-15(f)) for the registrant and we have:
          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
          c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and
          d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;
    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors;
          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and
          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: July 26, 2005                     /s/ Richard P. Smith
                                        ----------------------------------------
                                        Richard P. Smith
                                        President and Chief Executive Officer

Exhibit 31.2

Rule 13a-14/15d-14 Certification of CFO

I, Thomas J. Reddish, certify that;

    1.    I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  TriCo
          Bancshares;
    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13-d-15(f) and 15d-15(f)) for the registrant and we have:
          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
          c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and
          d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;
    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors;
          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and
          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: July 26, 2005                     /s/ Thomas J. Reddish
                                        ----------------------------------------
                                        Thomas J. Reddish
                                        Executive Vice President and Chief
                                        Financial Officer

Exhibit 32.1

Section 1350 Certification of CEO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Exhibit 32.2

Section 1350 Certification of CFO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Reddish, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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