Form 10-Q
period 2005-09-30
TRICO BANCSHARES /
filed 2005-11-03
CIK 356171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2005              Commission file number 0-10661
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

                             Yes  X        No
                                -----        -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes  X        No
                                -----        -----

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                            Yes            No  X
                                -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class:  Common stock, no par value

Outstanding shares as of October 25, 2005:  15,717,035

                                 TABLE OF CONTENTS

                                                                          Page

Forward Looking Statements                                                  1

PART I - FINANCIAL INFORMATION                                              2

  Item 1 - Financial Statements                                             2

    Notes to Unaudited Condensed Consolidated Financial Statements          6

    Financial Summary                                                      15

  Item 2 - Management's Discussion and Analysis of Financial               16
           Condition and Results of Operations

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk      27

  Item 4 - Controls and Procedures                                         28

PART II - OTHER INFORMATION                                                29

  Item 1 - Legal Proceedings                                               29

  Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds     29

  Item 6 - Exhibits                                                        29

  Signatures                                                               31

  Exhibits                                                                 32

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


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                TRICO BANCSHARES
                           CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data; unaudited)

                                                                At September 30,          At December 31,
                                                            2005              2004            2004
                                                      -------------------------------   -----------------



Assets:
     Cash and due from banks                              $85,413           $64,318          $70,037
     Federal funds sold                                       218                 -                -
                                                      -------------------------------   -----------------
         Cash and cash equivalents                         85,631            64,318           70,037
     Securities available for sale                        271,134           286,067          286,013
     Federal Home Loan Bank stock, at cost                  7,516             6,719            6,781
     Loans, net of allowance for loan losses
          of $15,796, $15,167 and $14,525               1,312,294         1,111,256        1,158,442
     Foreclosed assets, net of allowance for losses
          of $180, $180 and $180                                -                 -                -
     Premises and equipment, net                           21,223            20,118           19,853
     Cash value of life insurance                          41,519            40,196           40,479
     Accrued interest receivable                            7,080             6,177            6,473
     Goodwill                                              15,519            15,519           15,519
     Other intangible assets                                4,373             5,070            5,408
     Other assets                                          20,567            19,106           18,501
                                                     -------------------------------   -----------------
         Total Assets                                  $1,786,856        $1,574,546       $1,627,506
                                                     ===============================   =================
 Liabilities and Shareholders' Equity:
Liabilities:
     Deposits:
         Noninterest-bearing demand                      $346,456          $298,319         $311,275
         Interest-bearing                               1,091,843           993,822        1,037,558
                                                      -------------------------------   -----------------
         Total deposits                                 1,438,299         1,292,141        1,348,833
     Federal funds purchased                              103,200            57,300           46,400
     Accrued interest payable                               3,960             2,706            3,281
     Reserve for unfunded commitments                       1,674             1,049            1,532
     Other liabilities                                     20,452            17,265           19,938
     Other borrowings                                      31,711            27,159           28,152
     Junior subordinated debt                              41,238            41,238           41,238
                                                      -------------------------------   -----------------
         Total Liabilities                              1,640,534         1,438,858        1,489,374
                                                      -------------------------------   -----------------
     Commitments and contingencies
Shareholders' Equity:
     Common stock, no par value: 50,000,000 shares authorized;
         issued and outstanding:
               15,728,106 at September 30, 2005            71,412
               15,697,817 at September 30, 2004                              70,375
               15,723,317 at December 31, 2004                                                70,699
     Retained earnings                                     77,448            64,158           67,785
     Accumulated other comprehensive (loss) income, net    (2,538)            1,155             (352)
                                                     -------------------------------   -----------------
     Total Shareholders' Equity                           146,322           135,688          138,132
                                                     -------------------------------   -----------------
     Total Liabilities and Shareholders' Equity        $1,786,856        $1,574,546       $1,627,506
                                                     ===============================   =================


See accompanying notes to unaudited condensed consolidated financial statements.



                                TRICO BANCSHARES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                (In thousands, except per share data; unaudited)

                                             Three months ended September 30, Nine months ended September 30,
                                                    2005            2004          2005             2004
                                             ----------------------------------------------------------------
     Interest and dividend income:
     Loans, including fees                         $22,254          $18,867     $62,482          $53,157
     Debt securities:
       Taxable                                       2,528            2,564       7,865            7,829
       Tax exempt                                      468              432       1,297            1,312
     Dividends                                          80               87         218              181
     Federal funds sold                                  4                1          18               12
                                             ----------------------------------------------------------------
     Total interest income                          25,334           21,951      71,880           62,491
                                             ----------------------------------------------------------------
     Interest expense:
     Deposits                                        3,824            2,497      10,526            7,333
     Federal funds purchased                           696              221       1,117              405
     Other borrowings                                  351              327       1,007              967
     Junior subordinated debt                          648              449       1,779              890
                                             ----------------------------------------------------------------
     Total interest expense                          5,519            3,494      14,429            9,595
                                             ----------------------------------------------------------------
     Net interest income                            19,815           18,457      57,451           52,896
                                             ----------------------------------------------------------------
     Provision for loan losses                         947            1,166       1,608            3,084
                                             ----------------------------------------------------------------
     Net interest income after provision for
       loan losses                                  18,868           17,291       5,843            9,812
                                             ----------------------------------------------------------------
     Noninterest income:
     Service charges and fees                        4,795            4,436      13,362           13,427
     Gain on sale of loans                             474              258       1,195            1,316
     Commissions on sale of non-deposit
       investment products                             535              578       1,727            1,707
     Increase in cash value of life insurance          420              352       1,040            1,216
     Other                                             408              737         945            1,392
                                             ----------------------------------------------------------------
     Total noninterest income                        6,632            6,361      18,269           19,058
                                               ----------------------------------------------------------------

     Noninterest expense:
     Salaries and related benefits                   8,584            8,319      25,361           24,926
     Other                                           7,096            6,904      20,949           20,087
                                             ----------------------------------------------------------------
     Total noninterest expense                      15,680           15,223      46,310           45,013
                                             ----------------------------------------------------------------
     Income before income taxes                      9,820            8,429      27,802           23,857
     Provision for income taxes                      3,859            3,226      10,865            9,030
                                             ----------------------------------------------------------------
     Net income                                      5,961            5,203      16,937           14,827
                                             ----------------------------------------------------------------

     Other comprehensive (loss) income:
     Change in unrealized (loss) gain on securities
        available for sale, net                     (1,070)           3,139      (2,186)            (659)
                                             ----------------------------------------------------------------
     Comprehensive income                           $4,891           $8,342     $14,751          $14,168
                                             ================================================================
     Average shares outstanding                  15,687,547       15,672,300  15,706,380       15,642,799
     Diluted average shares outstanding          16,330,035       16,254,005  16,328,489       16,227,259
     Per share data:
     Basic earnings                                  $0.38           $0.33        $1.08            $0.95
     Diluted earnings                                $0.37           $0.32        $1.04            $0.91
     Dividends paid                                  $0.11           $0.11        $0.33            $0.32

     See accompanying notes to unaudited condensed consolidated financial statements.




                                TRICO BANCSHARES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                (In thousands, except per share data; unaudited)

                                                                     Accumulated
                                   Shares of                            Other
                                    Common     Common    Retained   Comprehensive
                                     Stock      Stock    Earnings   (Loss) Income     Total
                                 -------------------------------------------------------------
Balance at December 31, 2003      15,668,248   $69,767    $56,379       $1,814       $127,960
Comprehensive income:                                                               ----------
  Net income                                               14,827                      14,827
  Change in net unrealized gain on
    Securities available for sale, net                                    (659)          (659)
                                                                                    ----------
Total comprehensive income                                                             14,168
Stock options exercised              197,169     1,133                                  1,133
Tax benefit of stock options exercised             221                                    221
Repurchase of common stock          (167,600)     (746)    (2,047)                     (2,793)
Dividends paid ($0.32 per share)                           (5,001)                     (5,001)
                                 -------------------------------------------------------------
Balance at September 30, 2004     15,697,817   $70,375    $64,158       $1,155       $135,688
                                 =============================================================

Balance at December 31, 2004      15,723,317   $70,699    $67,785        ($352)      $138,132
Comprehensive income:                                                               ----------
  Net income                                               16,937                      16,937
  Change in net unrealized gain on
    Securities available for sale, net                                  (2,186)        (2,186)
                                                                                    ----------
Total comprehensive income                                                             14,751
Stock options exercised              133,289       949                                    949
Tax benefit of stock options exercised             342                                    342
Repurchase of common stock          (128,500)     (578)    (2,085)                     (2,663)
Dividends paid ($0.33 per share)                           (5,189)                     (5,189)
                                 -------------------------------------------------------------
Balance at September 30, 2005     15,728,106   $71,412    $77,448      ($2,538)      $146,322
                                 =============================================================


See accompanying notes to unaudited condensed consolidated financial statements.



                                TRICO BANCSHARES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands; unaudited)

                                                              For the nine months ended September 30,
                                                                     2005               2004
                                                              ---------------------------------------
Operating activities:
   Net income                                                      $16,937             $14,827
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation of property and equipment, and amortization      2,818               2,431
       Amortization of intangible assets                             1,035               1,016
       Provision for loan losses                                     1,608               3,084
       Amortization of investment securities premium, net              973               1,448
       Originations of loans for resale                            (59,861)            (70,670)
       Proceeds from sale of loans originated for resale            60,396              71,352
       Gain on sale of loans                                        (1,195)             (1,316)
       Amortization of mortgage servicing rights                       490                 562
       Recovery of mortgage servicing rights valuation allowance         -                (600)
       Gain on sale of other real estate owned                           -                (566)
       Loss (gain) on sale of fixed assets                              95                 (20)
       Increase in cash value of life insurance                     (1,040)             (1,216)
       Change in:
         Interest receivable                                          (607)               (150)
         Interest payable                                              679                  68
         Other assets and liabilities, net                             234              (2,002)
                                                              ---------------------------------------
         Net cash provided by operating activities                  22,562              18,248
                                                              ---------------------------------------
     Investing activities:
   Proceeds from maturities of securities available-for-sale        45,147              62,476
   Purchases of securities available-for-sale                      (35,013)            (39,580)
   Purchases of Federal Home Loan Bank stock                          (735)             (1,935)
   Loan originations and principal collections, net               (155,460)           (145,989)
   Proceeds from sale of premises and equipment                         24                 541
   Purchases of premises and equipment                              (3,853)             (3,210)
   Proceeds from sale of other real estate owned                         -               1,490
                                                              ---------------------------------------
   Net cash used by investing activities                          (149,890)           (126,207)
                                                              ---------------------------------------
     Financing activities:
   Net increase in deposits                                         89,466              55,318
   Net increase in Federal funds purchased                          56,800              17,800
   Issuance of junior subordinated debt                                  -              20,619
   Payments of principal on long-term other borrowings                 (38)                (32)
   Net change in short-term other borrowings                         3,597               4,304
   Repurchase of common stock                                       (2,663)             (2,793)
   Dividends paid                                                   (5,189)             (5,001)
   Exercise of stock options                                           949               1,133
                                                              ---------------------------------------
         Net cash provided by financing activities                 142,922              91,348
                                                              ---------------------------------------
     Net change in cash and cash equivalents                        15,594             (16,611)
                                                              ---------------------------------------
     Cash and cash equivalents and beginning of period              70,037              80,929
                                                              ---------------------------------------
     Cash and cash equivalents at end of period                    $85,631             $64,318
                                                              =======================================
     Supplemental disclosure of noncash activities:
   Unrealized loss on securities available for sale                ($3,772)            ($1,061)
   Income tax benefit from stock option exercises                     $342                $221
   Supplemental disclosure of cash flow activity:
   Cash paid for interest expense                                  $13,750              $9,527
   Cash paid for income taxes                                      $11,030             $11,030


See accompanying notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: General Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and nine month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Investment Securities
The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.
During the nine months ended September 30, 2005, and throughout 2004, the Company did not have any securities classified as either held-to-maturity or trading.

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

Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors of current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. At September 30, 2005 and 2004, and December 31, 2004, the Company had no loans held for sale.

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

Based on the current conditions of the loan portfolio, Management believes that the allowance for loan losses and the reserve for unfunded commitments, which collectively stand at $17,470,000 at September 30, 2005, are adequate to absorb probable losses inherent in the Company's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (dollars in thousands):


                                             Three months ended             Nine months ended
                                                September 30,                 September 30,
                                            ----------------------------------------------------
                                              2005          2004           2005           2004
                                            ----------------------------------------------------
     Allowance for loan losses:
     Balance at beginning of period         $14,892       $14,613         $14,525       $12,890
     Provision for loan losses                  947         1,166           1,608         3,084
     Loans charged off                         (479)         (687)         (1,287)       (1,053)
     Recoveries of previously
       charged-off loans                        436            75             950           246
                                            ----------------------------------------------------
       Net charge-offs                          (43)         (612)           (337)         (807)
                                            ----------------------------------------------------
     Balance at end of period               $15,796       $15,167         $15,796       $15,167
                                            ====================================================
     Reserve for unfunded commitments:
     Balance at beginning of period          $1,671          $916          $1,532          $883
     Provision for losses -
       Unfunded commitments                       3           133             142           166
                                            ----------------------------------------------------
     Balance at end of period                $1,674        $1,049          $1,674        $1,049
                                            ====================================================
     Balance at end of period:
     Allowance for loan losses                                            $15,796       $15,167
     Reserve for unfunded commitments                                       1,674         1,049
                                                                        ------------------------
     Allowance for losses                                                 $17,470       $16,216
                                                                        ========================
     As a percentage of total loans:
     Allowance for loan losses                                              1.19%         1.35%
     Reserve for unfunded commitments                                       0.13%         0.09%
                                                                        ------------------------
     Allowance for losses                                                   1.32%         1.44%
                                                                        ========================


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

The following table summarizes the Company's mortgage servicing rights recorded in other assets as of September 30, 2005 and December 31, 2004.
                                 December 31,                      September 30,
   (Dollars in thousands)           2004     Additions   Reductions     2005
                                 -----------------------------------------------
   Mortgage Servicing Rights       $3,476       $659       ($490)      $3,645
   Valuation allowance                  -          -           -            -
                                 -----------------------------------------------
   Mortgage servicing rights, net
      of valuation allowance       $3,476       $659       ($490)      $3,645
                                 ===============================================

At September 30, 2005 and December 31, 2004, the Company serviced real estate mortgage loans for others of $369 million and $368 million, respectively. At September 30, 2005 and December 31, 2004, the fair value of the Company's mortgage servicing rights assets was $3,812,000 and $3,568,000, respectively.

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

The following table summarizes the Company's core deposit intangibles as of September 30, 2005 and December 31, 2004.

                                 December 31,                      September 30,
  (Dollar in Thousands)             2004      Additions   Reductions    2005
                                 -----------------------------------------------
   Core deposit intangibles       $13,643           -             -    $13,643
   Accumulated amortization        (9,201)          -       ($1,035)   (10,236)
                                 -----------------------------------------------
   Core deposit intangibles, net   $4,442           -       ($1,035)    $3,407
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
                                                       ------
                                                       $4,442
                                                       ======

The  following  table  summarizes  the  Company's   minimum  pension   liability
intangible as of September 30, 2005 and December 31, 2004.

                                  December 31,                     September 30,
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

The following table summarizes the Company's goodwill intangible as of September 30, 2005 and December 31, 2004.

                                  December 31,                     September 30,
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

Had compensation cost for the Company's option plans been determined in accordance with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                         Three Months Ended September 30,   Nine Months Ended September 30,
(in thousands, except per share amounts)      2005             2004              2005             2004
                                              ----             ----              ----             ----
Net income                   As reported     $5,961           $5,203           $16,937          $14,827
                               Pro forma     $5,865           $5,101           $16,642          $14,458
Basic earnings per share     As reported      $0.38            $0.33             $1.08            $0.95
                               Pro forma      $0.37            $0.33             $1.06            $0.92
Diluted earnings per share   As reported      $0.37            $0.32             $1.04            $0.91
                               Pro forma      $0.36            $0.31             $1.02            $0.89
Stock-based employee compensation
   cost, net of related tax effects,
   included in net income    As reported         $0               $0                $0               $0
                               Pro forma        $96             $102              $295             $369


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

Earnings per share have been computed based on the following:

                                                               Three Months           Nine Months
                                                            Ended September 30,   Ended September 30,
(in thousands)                                                2005       2004       2005       2004
                                                            -------------------   -------------------
Net income                                                   $5,961     $5,203    $16,937    $14,827

Average number of common shares outstanding                  15,688     15,672     15,706     15,643
Effect of dilutive stock options                                642        582        622        584
                                                            -------------------   -------------------
Average number of common shares outstanding
   used to calculate diluted earnings per share              16,330     16,254     16,328     16,227
                                                            ===================   ===================


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

The components of other comprehensive income (loss) and related tax effects are as follows:



                                             Three months ended September 30,         Nine Months Ended September 30,
                                             --------------------------------         -------------------------------
                                                  2005              2004                  2005               2004
                                             --------------------------------         -------------------------------
(in thousands)
Unrealized holding gains (losses) on
   available-for-sale securities                ($1,846)           $5,416               ($3,772)           ($1,061)
Tax effect                                          776            (2,277)                1,586                402
                                             --------------------------------         -------------------------------
Unrealized holding gains (losses) on
   available-for-sale securities, net of tax    ($1,070)            3,139               ($2,186)             ($659)
                                             ================================         ===============================


The   components  of  accumulated   other   comprehensive   loss,   included  in
shareholders' equity, are as follows:

                                                   September 30,    December 31,
                                                       2005             2004
                                                   -----------------------------
(in thousands)
Net unrealized (losses) gains on available-for-sale
  securities                                         ($2,765)          $1,007
Tax effect                                             1,162             (424)
                                                   -----------------------------
Unrealized holding (losses) gains on
   available-for-sale securities, net of tax          (1,603)             583
                                                   -----------------------------
Minimum pension liability                             (1,559)          (1,559)
Tax effect                                               624              624
                                                   -----------------------------
Minimum pension liability, net of tax                   (935)            (935)
                                                   -----------------------------
Accumulated other comprehensive loss                 ($2,538)           ($352)
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

The following table sets forth the net periodic benefit cost recognized for the plans:


                                                                Three Months         Nine Months
                                                            Ended September 30,  Ended September 30,
(in thousands)                                                2005       2004       2005     2004
                                                              ----       ----       ----     ----
Net pension cost included the following components:
Service cost-benefits earned during the period                $104        $76       $313     $227
Interest cost on projected benefit obligation                  134        123        402      371
Amortization of net obligation at transition                    56          3        168        8
Amortization of prior service cost                              24         27         72       81
Recognized net actuarial loss                                    0         27          2       82
                                                            ----------------------------------------
Net periodic pension cost                                     $318       $256       $957     $769
                                                            ========================================



During the nine months ended September 30, 2005 and 2004, the Company contributed and paid out as benefits $393,000 and $378,000, respectively, to participants under the plans. For the year ending December 31, 2005, the Company expects to contribute and pay out as benefits $517,000 to participants under the plans.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim reporting period of the Company's fiscal year beginning after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R on January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will not have a material impact on the Company's consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In May 2005, the FASB issued FASB Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections, (SFAS 154) a Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 "Accounting Changes," requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS 154 will significantly impact its financial statements upon its adoption on January 1, 2006.


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

                                TRICO BANCSHARES
                                Financial Summary
           (dollars in thousands, except per share amounts; unaudited)

                                                       Three months ended            Nine months ended
                                                          September 30,                September 30,
                                                ------------------------------------------------------------
                                                      2005             2004        2005            2004
                                                ------------------------------------------------------------
Net Interest Income (FTE)                           $20,086          $18,712     $58,203         $53,670
Provision for loan losses                               947            1,166       1,608           3,084
Noninterest income                                    6,632            6,361      18,269          19,058
Noninterest expense                                  15,680           15,223      46,310          45,013
Provision for income taxes (FTE)                      4,130            3,481      11,617           9,804
                                                ------------------------------------------------------------
Net income                                           $5,961           $5,203     $16,937         $14,827
                                                ============================================================
Earnings per share:
    Basic                                             $0.38            $0.33       $1.08           $0.95
    Diluted                                           $0.37            $0.32       $1.04           $0.91
Per share:
    Dividends paid                                    $0.11            $0.11       $0.33           $0.32
    Book value at period end                          $9.30            $8.64
    Tangible book value at period end                 $8.04            $7.33

Average common shares outstanding                    15,688           15,672      15,706          15,643
Average diluted shares outstanding                   16,330           16,254      16,328          16,227
Shares outstanding at period end                     15,728           15,698
At period end:
    Loans, net                                   $1,312,294       $1,111,256
    Total assets                                  1,786,856        1,574,546
    Total deposits                                1,438,299        1,292,141
    Other borrowings                                 31,711           27,159
    Junior subordinated debt                         41,238           41,238
    Shareholders' equity                           $146,322         $135,688
Financial Ratios:
During the period (annualized):
    Return on assets                                  1.37%            1.34%       1.34%           1.32%
    Return on equity                                 16.26%           15.57%      15.71%          15.12%
    Net interest margin1                              5.10%            5.35%       5.12%           5.32%
    Net loan charge-offs to average loans             0.01%            0.22%       0.04%           0.10%
    Efficiency ratio1                                58.69%           60.71%      60.56%          61.89%
At Period End:
    Equity to assets                                  8.19%            8.62%
    Total capital to risk assets                     11.19%           12.36%
    Allowance for losses to loans2                    1.32%            1.44%


1 Fully taxable equivalent (FTE)
2 Allowance for losses includes allowance for loan losses and reserve for unfunded commitments.

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

Following is a summary of the components of fully taxable equivalent ("FTE") net income for the periods indicated (dollars in thousands):

                                   Three months ended        Nine months ended
                                      Spetember 30,            September 30,
                                ------------------------------------------------
                                   2005           2004        2005        2004
                                ------------------------------------------------
Net Interest Income (FTE)        $20,086        $18,712     $58,203     $53,670
Provision for loan losses            947          1,166       1,608       3,084
Noninterest income                 6,632          6,361      18,269      19,058
Noninterest expense               15,680         15,223      46,310      45,013
Provision for income taxes (FTE)   4,130          3,481      11,617       9,804
                                ------------------------------------------------
Net income                        $5,961         $5,203     $16,937     $14,827
                                ================================================

The Company had quarterly earnings of $5,961,000, or $0.37 per diluted share, for the three months ended September 30, 2005. These results represent a 15.6% increase from the $0.32 earnings per diluted share reported for the three months ended September 30, 2004 on earnings of $5,203,000. The improvement in results from the year-ago quarter was due to a $1,374,000 (7.3%) increase in fully tax-equivalent net interest income to $20,086,000, a $219,000 (18.8%) decrease in provision for loan losses to $947,000, and a $271,000 (4.3%) increase in noninterest income to $6,632,000. These contributing factors were partially offset by a $457,000 (3.0%) increase in noninterest expense to $15,680,000 for the quarter ended September 30, 2005.

The Company reported earnings of $16,937,000, or $1.04 per diluted share, for the nine months ended September 30, 2005. These results represent a 14.3% increase from the $0.91 earnings per diluted share reported for the nine months ended September 30, 2004 on earnings of $14,827,000. The improvement in results from the year-ago period was due to a $4,533,000 (8.5%) increase in fully tax-equivalent net interest income to $58,203,000, and a $1,476,000 (47.9%) decrease in provision for loan losses to $1,608,000. These contributing factors were partially offset by a $789,000 (4.1%) decrease in noninterest income to $18,269,000 and a $1,297,000 (2.9%) increase in noninterest expense to $46,310,000 for the nine months ended September 30, 2005.

Net Interest Income
Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):


                                             Three months ended             Nine months ended
                                                September 30,                 September 30,
                                         -------------------------------------------------------
                                              2005         2004             2005         2004
                                         -------------------------------------------------------
     Interest income                        $25,334      $21,951          $71,880      $62,491
     Interest expense                        (5,519)      (3,494)         (14,429)      (9,595)
     FTE adjustment                             271          255              752          774
                                         -------------------------------------------------------
        Net interest income (FTE)           $20,086      $18,712          $58,203      $53,670
                                         =======================================================
     Average interest-earning assets     $1,574,392   $1,399,342       $1,517,013   $1,344,353

     Net interest margin (FTE)                5.10%        5.35%            5.12%        5.32%


The Company's primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense in interest-bearing liabilities. Net interest income (FTE) during the third quarter of 2005 increased $1,374,000 (7.3%) from the same period in 2004 to $20,086,000. The increase in net interest income (FTE) was due to a $175,050,000 (12.5%) increase in average balances of interest-earning assets to $1,574,392,000 offset by a 0.25% decrease in net interest margin (FTE) to 5.10%.

Net interest income (FTE) during the first nine months of 2005 increased $4,533,000 (8.5%) from the same period in 2004 to $58,203,000. The increase in net interest income (FTE) was due to a $172,660,000 (12.8%) increase in average balances of interest-earning assets to $1,517,013,000 offset by a 0.20% decrease in net interest margin (FTE) to 5.12%.

Interest and Fee Income
Interest and fee income (FTE) for the third quarter of 2005 increased $3,399,000 (15.3%) from the third quarter of 2004. The increase was the net effect of a $175,050,000 (12.5%) increase in average balances of interest-earning assets to $1,574,392,000 and a 0.16% increase in the yield on those average interest-earning assets to 6.51%. The growth in interest-earning assets was comprised of a $186,535,000 (17.0%) increase in average loan balances to $1,284,977,000 that was partially offset by a decrease of $11,572,000 (3.9%) in average balances of investments to $288,963,000. The increase in the yield on average interest-earning assets was mainly due to the change in the mix of interest-earning assets as the average balance of loans increased while the average balance of lower earning investments decreased compared to the year-ago quarter. Also helping to increase the yield on average earning assets was a 0.06% increase in the yield on loans to 6.93% and a 0.19% increase in the yield on investments to 4.63% from the year-ago quarter. The relative flatness in yield in loans from the year-ago quarter, despite a 2.75% increase in the prime rate from June 30, 2004 to September 30, 2005, is due to long-term rates having generally held steady or fallen over this period, and new prime based loans such as home equity lines of credit being offered at spreads to the prime rate that are lower than they were in the year-ago period. The increase in yields on investments was mainly due to maturities of shorter-term, lower yielding investments.

Interest and fee income (FTE) for the nine months ended September 30, 2005 increased $9,367,000 (14.8%) from the same period of 2004. The increase was the net effect of a $172,660,000 (12.8%) increase in average interest-earning assets to $1,517,013,000 and a 0.11% increase in the yield on those average interest-earning assets to 6.38%. The growth in interest-earning assets was due to a $187,467,000 (18.1%) increase in average loan balances to $1,220,714,000 that was partially offset by a decrease of $13,925,000 (4.5%) in average balances of investments to $295,457,000. The increase in the yield on average interest-earning assets was mainly due to the change in the mix of interest-earning assets as the average balance of loans increased while the average balance of lower earning investments decreased compared to the year-ago quarter. Compared to the year-ago nine-month period, the yield on loans decreased 0.04% to 6.82% and the yield on investments increased 0.22% to 4.57%. The decrease in yield in loans from the year-ago period, despite a 2.75% increase in the prime rate from June 30, 2004 to September 30, 2005, is due to long-term rates having generally held steady or fallen over this period, and new prime based loans such as home equity lines of credit being offered at spreads to the prime rate that are lower than they were in the year-ago period. The increase in yields on investments was mainly due to maturities of shorter-term, lower yielding investments.

Interest Expense
Interest expense increased $2,025,000 (58.0%) to $5,519,000 in the third quarter of 2005 compared to the year-ago quarter. The average balance of interest-bearing liabilities increased $117,740,000 (10.6%) to $1,233,412,000 in the third quarter compared to the year-ago quarter. The increase in the average balance of interest-bearing liabilities was concentrated in time deposits (up $93,009,000 or 32.4%), interest-bearing demand deposits (up $12,907,000 or 5.6%), other borrowings (up $5,029,000 or 19.3%), Federal funds purchased (up $19,062,000 or 33.3%), and junior subordinated debt (up $2,574,000 or 6.7%). The average balance of savings deposits was down $14,841,000 (3.1%) from the year-ago quarter. In addition, the average balance of noninterest-bearing deposits increased $54,381,000 (19.3%) from the year-ago quarter. The average rate paid on interest-bearing liabilities in the quarter ended September 30, 2005 increased 0.54% to 1.79% compared to the year-ago quarter. The average rate paid for all categories of interest-bearing liabilities except other borrowings increased from the average rate paid in the year-ago quarter as a result of general market interest rate changes.

Interest expense increased $4,834,000 (50.4%) to $14,429,000 for the nine months ended September 30, 2005 compared to $9,595,000 in the year-ago period. The average balance of interest-bearing liabilities increased $117,128,000 (10.9%) to $1,190,081,000 for the nine months ended September 30, 2005 compared to the year-ago period. The increase in interest-bearing liabilities was concentrated in time deposits (up $84,457,000 or 30.6%), interest-bearing demand deposits (up $13,735,000 or 6.0%), other borrowings (up $5,031,000 or 21.0%), Federal funds purchased (up $3,797,000 or 9.0%), and junior subordinated debt (up $13,905,000 or 50.9%). The average balance of savings deposits was down $3,797,000 (0.8%) from the year-ago period. In addition, the average balance of noninterest-bearing deposits increased $49,573,000 (18.1%) from the year-ago period. The average rate paid on interest-bearing liabilities in the nine month period ended September 30, 2005 increased 0.43% to 1.62% compared to the year-ago period as a result of general market interest rate changes.

Net Interest Margin (FTE)
The following table summarizes the components of the Company's net interest margin for the periods indicated:

                                   Three months ended          Nine months ended
                                      September 30,              September 30,
                                   ---------------------------------------------
                                    2005         2004         2005         2004
                                   ---------------------------------------------
Yield on interest-earning assets    6.51%        6.35%        6.38%        6.27%
Rate paid on interest-bearing
     Liabilities                    1.79%        1.25%        1.62%        1.19%
                                   ---------------------------------------------
     Net interest spread            4.72%        5.10%        4.76%        5.08%
Impact of all other net
     noninterest-bearing funds      0.38%        0.25%        0.36%        0.24%
                                   ---------------------------------------------
        Net interest margin         5.10%        5.35%        5.12%        5.32%
                                   =============================================

Net interest margin in the third quarter of 2005 decreased 0.25% compared to the third quarter of 2004. This decrease in net interest margin was mainly due to 0.06% increase in average yield on loans, a 0.19% increase in average yield on investments, and a 0.54% increase in the average rate paid on interest-bearing liabilities. As a result, the average yield on total interest-earning assets increased only 0.16%, while the average rate paid on interest-bearing liabilities increased 0.54%.

Net interest margin for the nine months ended September 30, 2005 decreased 0.20% compared to the nine months ended September 30, 2004. This decrease in net interest margin was mainly due to a 0.04% decrease in average yield on loans, a 0.22% increase in average yield on investments, and a 0.43% increase in the average rate paid on interest-bearing liabilities. As a result, the average yield on total interest-earning assets increased only 0.11%, while the average rate paid on interest-bearing liabilities increased 0.43%.

                                      -18

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


                                                          For the three months ended
                                       ----------------------------------------------------------------
                                            September 30, 2005                 September 30, 2004
                                       -----------------------------     ------------------------------
                                                   Interest    Rates               Interest    Rates
                                         Average   Income/    Earned     Average   Income/    Earned
                                         Balance   Expense     Paid      Balance   Expense     Paid
                                       -----------------------------    -------------------------------
Assets:
Loans                                  $1,284,977  $22,254    6.93%     $1,098,442 $18,867     6.87%
Investment securities - taxable           252,547    2,608    4.13%        266,714   2,651     3.98%
Investment securities - nontaxable         36,416      739    8.12%         33,821     687     8.12%
Federal funds sold                            452        4    3.54%            365       1     1.10%
                                       -----------------------------    -------------------------------
Total interest-earning assets           1,574,392   25,605    6.51%      1,399,342  22,206     6.35%
Other assets                              169,623  --------                153,401 --------
                                       ----------                       ----------
Total assets                           $1,744,015                       $1,552,743
                                       ==========                       ==========
Liabilities and shareholders' equity:
Interest-bearing demand deposits         $244,821      124    0.20%       $231,914     107     0.18%
Savings deposits                          460,204      861    0.75%        475,045     805     0.68%
Time deposits                             379,686    2,839    2.99%        286,677   1,585     2.21%
Federal funds purchased                    76,372      696    3.65%         57,310     221     1.54%
Other borrowings                           31,091      351    4.52%         26,062     327     5.02%
Junior subordinated debt                   41,238      648    6.29%         38,664     449     4.65%
                                       -----------------------------    -------------------------------
Total interest-bearing liabilities      1,233,412    5,519    1.79%      1,115,672   3,494     1.25%
Noninterest-bearing deposits              336,344  --------                281,963 --------
Other liabilities                          27,599                           21,480
Shareholders' equity                      146,660                          133,628
                                       ----------                       ----------
Total liabilities and shareholders'
  equity                               $1,744,015                       $1,552,743
                                       ==========                       ==========
Net interest spread(1)                                        4.72%                            5.10%
Net interest income and interest margin(2)         $20,086    5.10%                $18,712     5.35%
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


                                                          For the nine months ended
                                       ----------------------------------------------------------------
                                            September 30, 2005                 September 30, 2004
                                       -----------------------------     ------------------------------
                                                   Interest    Rates               Interest    Rates
                                         Average   Income/    Earned     Average   Income/    Earned
                                         Balance   Expense     Paid      Balance   Expense     Paid
                                       -----------------------------    -------------------------------
Assets:
Loans                                  $1,220,714  $62,482    6.82%     $1,033,247 $53,157     6.86%
Investment securities - taxable           261,542    8,083    4.12%        274,666   8,010     3.89%
Investment securities - nontaxable         33,915    2,049    8.06%         34,716   2,086     8.01%
Federal funds sold                            842       18    2.85%          1,724      12     0.93%
                                       -----------------------------    -------------------------------
Total interest-earning assets           1,517,013   72,632    6.38%      1,344,353  63,265     6.27%
Other assets                              167,481  --------                155,591 --------
                                       -----------                      -----------
Total assets                           $1,684,494                       $1,499,944
                                       ===========                      ===========
Liabilities and shareholders' equity:
Interest-bearing demand deposits         $241,856      366    0.20%       $228,121     312     0.18%
Savings deposits                          471,396    2,600    0.74%        475,193   2,569     0.72%
Time deposits                             360,612    7,560    2.80%        276,155   4,452     2.15%
Federal funds purchased                    45,999    1,117    3.24%         42,202     405     1.28%
Other borrowings                           28,980    1,007    4.63%         23,949     967     5.38%
Junior subordinated debt                   41,238    1,779    5.75%         27,333     890     4.34%
                                       -----------------------------    -------------------------------
Total interest-bearing liabilities      1,190,081   14,429    1.62%      1,072,953   9,595     1.19%
Noninterest-bearing deposits              323,485  --------                273,912 --------
Other liabilities                          27,205                           22,316
Shareholders' equity                      143,723                          130,763
                                       -----------                      -----------
Total liabilities and shareholders'
  equity                               $1,684,494                       $1,499,944
                                       ===========                      ===========
Net interest spread(1)                                        4.76%                            5.08%
Net interest income and interest margin(2)         $58,203    5.12%                $53,670     5.32%
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

                                           Three months ended September 30, 2005
                                                compared with three months
                                                 ended September 30, 2004
                                           -------------------------------------
                                               Volume       Rate       Total
                                           -------------------------------------
Increase (decrease) in interest income:
Loans                                          $3,204       $183      $3,387
Investment securities                             (88)        97           9
Federal funds sold                                  -          3           3
                                           -------------------------------------
   Total interest-earning assets                3,116        283       3,399
                                           -------------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits                    6         11          17
Savings deposits                                  (25)        81          56
Time deposits                                     514        740       1,254
Federal funds purchased                            73        402         475
Other borrowings                                   63        (39)         24
Junior subordinated debt                           30        169         199
                                           -------------------------------------
   Total interest-bearing liabilities             661      1,364       2,025
                                           -------------------------------------
Increase (decrease) in Net Interest Income     $2,455    ($1,081)     $1,374
                                           =====================================


                                           Nine months ended September 30, 2005
                                                 compared with nine months
                                                  ended September 30, 2004
                                           -------------------------------------
                                               Volume       Rate       Total
                                           -------------------------------------
Increase (decrease) in interest income:
Loans                                          $9,645      ($320)     $9,325
Investment securities                            (431)       467          36
Federal funds sold                                 (6)        12           6
                                           -------------------------------------
   Total interest-earning assets                9,208        159       9,367
                                           -------------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits                   19         35          54
Savings deposits                                  (21)        52          31
Time deposits                                   1,362      1,746       3,108
Federal funds purchased                            36        676         712
Other borrowings                                  203       (163)         40
Junior subordinated debt                          453        436         889
                                           -------------------------------------
   Total interest-bearing liabilities           2,052      2,782       4,834
                                           -------------------------------------
Increase (decrease) in Net Interest Income     $7,156    ($2,623)     $4,533
                                           =====================================

Provision for Loan Losses
The Company provided $947,000 for loan losses in the third quarter of 2005 versus $1,166,000 in the third quarter of 2004. During the third quarter of 2005, the Company recorded $43,000 of net loan charge-offs versus $612,000 of net loan charge-offs in the year earlier quarter.

The Company provided $1,608,000 for loan losses during the nine months ended September 30, 2005 versus $3,084,000 during the nine months ended September 30, 2004. During the nine months ended September 30, 2005, the Company recorded $337,000 of net loan charge-offs versus $807,000 of net loan charge-offs in the year earlier nine-month period.

Noninterest Income
The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).


                                                 Three months ended             Nine months ended
                                                    September 30,                 September 30,
                                               ----------------------------------------------------
                                                 2005          2004             2005         2004
                                               ----------------------------------------------------
     Service charges on deposit accounts        $3,653        $3,399          $10,030      $10,005
     ATM fees and interchange                      822           693            2,315        1,939
     Other service fees                            504           500            1,507        1,445
     Amortization of mortgage servicing rights    (184)         (156)            (490)        (562)
     Recovery of mortgage servicing
       rights valuation allowance                    -             -                -          600
     Gain on sale of loans                         474           258            1,195        1,316
     Commissions on sale of
       nondeposit investment products              535           578            1,727        1,707
     (Loss) Gain on sale of fixed assets           (16)            8              (95)          20
     Gain on sale of other real estate               -           384                -          566
     Increase in cash value of life insurance      420           352            1,040        1,216
     Other noninterest income                      424           345            1,040          806
                                               ----------------------------------------------------
     Total noninterest income                   $6,632        $6,361          $18,269      $19,058
                                               ====================================================


Noninterest income for the third quarter of 2005 increased $271,000 (4.3%) to $6,632,000 from $6,361,000 in the year-ago quarter. Included in the results for the quarter ended September 30, 2004 was $384,000 from gain on sale of other real estate. Excluding this item, noninterest income for the quarter ended September 30, 2004 would have been $5,977,000, and the $6,632,000 of noninterest income for the quarter ended September 30, 2005 would have represented a $655,000 (11.0%) increase.

Noninterest income for the nine months ended September 30, 2005 decreased $789,000 (4.1%) to $18,269,000 from $19,058,000 in the same period in 2004.
Included in the results for the nine months ended September 30, 2004 was a $600,000 recovery of mortgage servicing rights valuation allowance, and $566,000 from gain on sale of other real estate. Excluding these items, noninterest income for the nine months ended September 30, 2004 would have been $17,892,000, and the $18,269,000 of noninterest income for the nine months ended September 30, 2005 would have represented a $377,000 (2.1%) increase.

Noninterest Expense
The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).


                                                 Three months ended             Nine months ended
                                                    September 30,                 September 30,
                                               ----------------------------------------------------
                                                 2005          2004             2005         2004
                                               ----------------------------------------------------
     Salaries & benefits                        $8,584        $8,319          $25,361      $24,926
     Occupancy                                   1,034         1,001            3,019        2,947
     Equipment                                   1,023           913            3,092        2,763
     Advertising and marketing                     561           268            1,283          693
     ATM network charges                           430           344            1,209          964
     Data processing and software                  419           413            1,203        1,196
     Intangible amortization                       346           343            1,035        1,016
     Telecommunications                            344           426            1,137        1,222
     Courier service                               292           255              860          786
     Professional fees                             287           695              968        1,802
     Postage                                       263           201              734          668
     Assessments                                    80            76              233          221
     Operational losses                             25           126               97          278
     Other                                       1,992         1,843            6,079        5,531
                                               ----------------------------------------------------
     Total                                     $15,680       $15,223          $46,310      $45,013
                                               ====================================================
     Average full time equivalent staff            592           533              577          535
     Noninterest expense to revenue (FTE)       58.69%        60.71%           60.56%       61.89%


Noninterest expense for the third quarter of 2005 increased $457,000 (3.0%) to $15,680,000 from $15,223,000 in the third quarter of 2004. The increase in noninterest expense was the result of a $265,000 (3.2%) increase in salary and benefit expense to $8,584,000 and a $192,000 (2.8%) net increase in other noninterest expense categories to $7,096,000. The increase in salary and benefits expense was the net result of annual salary increases, new employees from the opening of de-novo branches in Woodland (November 2004), and Lincoln (February 2005), offset by reduced incentive commissions, overtime, and workers compensation expense. Included in the $192,000 net increase in other noninterest income categories was a $293,000 increase in advertising expense, and a $408,000 decrease in professional fees. The decrease in professional fees was mainly due to the expiration of consulting services related to the Company's overdraft privilege product, the expiration of which is not expected to have an impact on revenue from the overdraft privilege product.

Noninterest expense for the first nine months of 2005 increased $1,297,000 (2.9%) to $46,310,000 from $45,013,000 in the first nine months of 2004. The increase in noninterest expense was due to a $435,000 (1.8%) increase in salary and benefit expense to $25,361,000 and a $862,000 (4.3%) net increase in other noninterest expense categories to $20,949,000. The increase in salary and benefits expense was the net result of annual salary increases, and new employees from the opening of de-novo branches in Woodland (November 2004), and Lincoln (February 2005) that was partially offset by reduced incentive commissions, overtime, and workers compensation expense. Included in the $862,000 net increase in other noninterest income categories was a $590,000 increase in advertising expense, and a $834,000 decrease in professional fees. The decrease in professional fees was mainly due to the expiration of consulting services related to the Company's overdraft privilege product, the expiration of which is not expected to have an impact on revenue from the overdraft privilege product.

Provision for Income Tax
The effective tax rate for the three months ended September 30, 2005 was 39.3% and reflects an increase from 38.3% for the three months ended September 30, 2004. The effective tax rate for the nine months ended September 30, 2005 was 39.1% and reflects an increase from 37.9% for the nine months ended September 30, 2004. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly from increase in cash value of life insurance, tax-exempt loans and state and municipal securities.

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

The following is a summary of classified assets on the dates indicated (dollars in thousands):

                             At September 30, 2005        At December 31, 2004
                           -------------------------    ------------------------
                             Gross Guaranteed  Net       Gross Guaranteed   Net
                           -----------------------------------------------------
Classified loans            $13,463  $7,288  $6,175     $22,337  $9,436  $12,901
Other classified assets           -       -       -           -       -        -
                           -----------------------------------------------------
Total classified assets     $13,463  $7,288  $6,175     $22,337  $9,436  $12,901
                           =====================================================
Allowance for losses/classified loans         282.9%                      124.5%
Allowance for loan losses/classified loans    255.8%                      112.6%

Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies at September 30, 2005, decreased $6,726,000 (52.1%) to $6,175,000 from $12,901,000 at December 31, 2004.

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

Interest income on nonaccrual loans, which would have been recognized during the nine months, ended September 30, 2005, if all such loans had been current in accordance with their original terms, totaled $727,000. Interest income actually recognized on these loans during the nine months ended September 30, 2005 was $596,000.

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

As shown in the following table, total nonperforming assets net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, decreased $1,858,000 (37.9%) to $3,048,000 during the first nine months of 2005. Nonperforming assets net of guarantees represent 0.17% of total assets. All nonaccrual loans are considered to be impaired when determining the need for a specific valuation allowance. The Company continues to make a concerted effort to work problem and potential problem loans to reduce risk of loss.


 (dollars in thousands):
                                                At September 30, 2005         At December 31, 2004
                                              -------------------------    -------------------------
                                                Gross Guaranteed  Net       Gross Guaranteed   Net
                                              ------------------------------------------------------
Performing nonaccrual loans                    $8,922  $7,028   $1,894     $11,043  $7,442   $3,601
Nonperforming, nonaccrual loans                 1,121            1,121       1,418     174    1,244

Total nonaccrual loans                         10,043   7,028    3,015      12,461   7,616    4,845
Loans 90 days past due and still accruing          33               33          61       -       61

Total nonperforming loans                      10,076   7,028    3,048      12,522   7,616    4,906
Other real estate owned                             -       -        -           -       -        -

Total nonperforming assets                    $10,076  $7,028   $3,048     $12,522  $7,616   $4,906

Nonperforming loans/total loans                                  0.23%                        0.42%
Nonperforming assets/total assets                                0.17%                        0.30%
Allowance for losses/nonperforming loans                          573%                         327%
Allowance for loan losses/nonperforming loans                     518%                         296%


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

Also at its meeting on March 11, 2004, the Board of Directors approved an increase in the maximum number of shares to be repurchased under the Company's stock repurchase plan originally announced on July 31, 2003 from 250,000 to 500,000 effective on April 9, 2004, solely to conform with the two-for-one stock split noted above. The 250,000 shares originally authorized for repurchase under this plan represented approximately 3.2% of the Company's approximately 7,852,000 common shares outstanding as of July 31, 2003. This plan has no stated expiration date for the repurchases, which may occur from time to time as market conditions allow. As of September 30, 2005, the Company had repurchased 351,100 shares under this plan as adjusted for the 2-for-1 stock split paid on April 30, 2004, which left 148,900 shares available for repurchase under the plan.

The Company's primary capital resource is shareholders' equity, which was $146,322,000 at September 30, 2005. This amount represents an increase of $8,190,000 from December 31, 2004, the net result of comprehensive income of $14,751,000 for the period and $1,291,000 reflecting the issuance of common shares via the exercise of stock options, partially offset by $2,663,000 to repurchase of common stock and dividends paid of $5,189,000. The Company's ratio of equity to total assets was 8.19%, 8.62%, and 8.49% as of September 30, 2005, September 30, 2004, and December 31, 2004, respectively. The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

                               At September 30,        At            Minimum
                               ----------------    December 31,    Regulatory
                               2005       2004        2004         Requirement
                               -------------------------------------------------
     Tier I Capital            10.13%     11.00%     10.67%           4.00%
     Total Capital             11.19%     12.36%     11.86%           8.00%
     Leverage ratio             9.83%      9.81%      9.86%           4.00%

Off-Balance Sheet Items
The Bank has certain ongoing commitments under operating and capital leases. These commitments do not significantly impact operating results. As of September 30, 2005 commitments to extend credit and commitments related to the Bank's deposit overdraft privilege product were the Bank's only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $541,310,000 and $445,054,000 at September 30, 2005 and December 31, 2004, respectively, and represent 40.8% of the total loans outstanding at September 30, 2005 versus 38.0% at December 31, 2004. Commitments related to the Bank's deposit overdraft privilege product totaled $34,965,000 and $28,815,000 at September 30, 2005 and December 31, 2004, respectively.

Certain Contractual Obligations
The following chart summarizes certain contractual obligations of the Company as of December 31, 2004:


                                                               Less than        1-3          3-5      More than
(dollars in thousands)                              Total       one year       years        years      5 years
                                                  -------------------------------------------------------------
Federal funds purchased                            $46,400      $46,400       $    -       $    -       $    -
FHLB loan, fixed rate of 5.41%
   payable on April 7, 2008, callable
   in its entirety by FHLB on a quarterly
   basis beginning April 7, 2003                    20,000            -            -       20,000            -
FHLB loan, fixed rate of 5.35%
   payable on December 9, 2008                       1,500            -            -        1,500            -
FHLB loan, fixed rate of 5.77%
   payable on February 23, 2009                      1,000            -            -       $1,000            -
Capital lease obligation on premises,
   effective rate of 13% payable
   monthly in varying amounts
   through December 1, 2009                            344            -            -          344            -
Other collateralized borrowings,
   fixed rate of  0.91% payable on January 2, 2005   5,308        5,308            -            -            -
Junior subordinated debt, adjustable rate
   of three-month LIBOR plus 3.05%,
   callable in whole or in part by the
   Company on a quarterly basis beginning
   October 7, 2008, matures October 7, 2033         20,619            -            -            -       20,619
Junior subordinated debt, adjustable rate
   of three-month LIBOR plus 2.55%,
   callable in whole or in part by the
   Company on a quarterly basis beginning
   July 23, 2009, matures July 23, 2034             20,619            -            -            -       20,619
Operating lease obligations                          6,806        1,327        2,202        1,662        1,615
Deferred compensation plans(1)                       1,544          262          462          427          393
Supplemental retirement plans(1)                     4,996          488          956          926        2,626
Employment agreements                                  233          115          118            -            -
                                                  -------------------------------------------------------------
Total contractual obligations                     $129,369      $53,900       $3,738      $25,859      $45,872
                                                  =============================================================


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

At September 30, 2005, the results of the simulations noted above indicate that given a "flat" balance sheet scenario, and if deposit rates track general interest rate changes by approximately 50%, the Company's balance sheet is slightly liability sensitive. "Liability sensitive" implies that earnings decrease when interest rates rise, and increase when interest rates decrease. The magnitude of all the simulation results noted above is within the Bank's policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

The simulation results noted above do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

At September 30, 2005 and 2004, the Company had no derivative financial instruments.

Liquidity
The Company's principal source of asset liquidity is federal funds sold and marketable investment securities available for sale. At September 30, 2005, federal funds sold and investment securities available for sale totaled $271,352,000, representing a decrease of $14,661,000 (5.1%) from December 31, 2004, and a decrease of $14,715,000 (5.1%) from September 30, 2004. In addition, the Company generates additional liquidity from its operating activities. The Company's profitability during the first nine months of 2005 generated cash flows from operations of $22,562,000 compared to $18,248,000 during the first nine months of 2004. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks. Maturities of investment securities produced cash inflows of $45,147,000 during the nine months ended September 30, 2005 compared to $62,476,000 for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, the Company invested $35,013,000 and $155,460,000 in securities and net loan growth, respectively, compared to $39,580,000 and $145,989,000 in securities and net loan growth, respectively, during the first nine months of 2004. These changes in investment and loan balances contributed to net cash used for investing activities of $149,890,000 during the nine months ended September 30, 2005, compared to net cash used for investing activities of $126,207,000 during the nine months ended September 30, 2004. Financing activities provided net cash of $142,922,000 during the nine months ended September 30, 2005, compared to net cash provided by financing activities of $91,348,000 during the nine months ended September 30, 2004. Increases in deposit balances and Federal funds borrowed accounted for $89,466,000 and $56,800,000 of financing sources of funds, respectively, during the nine months ended September 30, 2005, compared to increases in deposit balances and Federal funds borrowed of $55,318,000 and $17,800,000, respectively, during the nine months ended September 30, 2004. The Company raised $20,619,000 through the issuance of junior subordinated debt during the nine months ended September 30, 2004. Dividends paid used $5,189,000 and $5,001,000 of cash during the nine months ended September 30, 2005 and September 30, 2004, respectively. Repurchase of common stock used $2,663,000 and $2,793,000 of cash during the nine months ended September 30, 2005 and September 30, 2004, respectively. Also, the Company's liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 4.  Controls and Procedures
The Chief Executive Officer, Richard Smith, and the Chief Financial Officer, Thomas Reddish, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005 ("Evaluation Date"). Based on that evaluation, they concluded that as of the Evaluation Date the Company's disclosure controls and procedures are effective to allow timely communication to them of information relating to the Company and the Bank required to be disclosed in its filings with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No changes in the Company's internal control over financial reporting occurred during the first nine months of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Due to the nature of the banking business, the Bank is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business of the Bank.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information concerning the common stock repurchased by the Company during the third quarter of 2005 pursuant to the Company's stock repurchase plan originally announced on July 31, 2003, as amended effective April 9, 2004, to conform with the Company's two-for-one stock split paid on April 30, 2004, which is discussed in more detail under "Capital Resources" in this annual report on Form 10-K:


Period          (a) Total number    (b) Average price   (c) Total number of     (d) Maximum number
                of Shares purchased  paid per share     shares purchased as     of shares that may yet
                                                        part of publicly        be purchased under the
                                                        announced plans or      plans or programs
                                                        programs
-----------------------------------------------------------------------------------------------------------
July 1-31, 2005        10,000            $21.26                10,000                 148,900
August 1-31, 2005           -              -                        -                 148,900
September 1-30, 2005        -              -                        -                 148,900
-----------------------------------------------------------------------------------------------------------
Total                  10,000            $21.26                10,000                 148,900


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

     10.1* Rights Agreement dated June 25, 2001, between TriCo and Mellon Investor Services LLC filed as Exhibit 1 to TriCo's Form 8-A dated July 25, 2001.

     10.2 Form of Change of Control Agreement dated as of August 23, 2005, between TriCo, Tri Counties Bank and each of Bruce Belton, Craig Carney, Gary Coelho, W.R. Hagstrom, Andrew Mastorakis, Rick Miller, Richard O'Sullivan, Thomas Reddish, and Ray Rios.

     10.4* TriCo's Non-Qualified Stock Option Plan filed as Exhibit 4.2 to TriCo's Form S-8 Registration Statement dated January 18, 1995 (No. 33-88704).

     10.5* TriCo's Incentive Stock Option Plan filed as Exhibit 4.3 to TriCo's Form S-8 Registration Statement dated January 18, 1995 (No. 33-88704).

     10.6* TriCo's 1995 Incentive Stock Option Plan filed as Exhibit 4.1 to TriCo's Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063).

     10.7* TriCo's 2001 Stock Option Plan, as amended filed as Exhibit 10.7 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

     10.8 Amended Employment Agreement between TriCo and Richard Smith dated as of August 23, 2005.

     10.9 Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005.

     10.10 Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005.

     10.11 2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005.

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

                                     TRICO BANCSHARES
                                       (Registrant)

Date:  October 25, 2005              /s/ Thomas J. Reddish
                                     -----------------------------------
                                     Thomas J. Reddish
                                     Executive Vice President and
                                     Chief Financial Officer

Exhibit 10.2

Form of Change of Control Agreement dated as of August 23, 2005, between TriCo, Tri Counties Bank and each of Bruce Belton, Craig Carney, Gary Coelho, W.R. Hagstrom, Andrew Mastorakis, Rick Miller, Richard O'Sullivan, Thomas Reddish, and Ray Rios.

     This Change of Control Agreement ("Agreement") is dated as of August 23, 2005, and is by and among TRI COUNTIES BANK, a California banking corporation having its principal place of business at 63 Constitution Drive, Chico, California 95973, TRICO BANCSHARES, a California corporation ("TriCo"), and _________________ ("Employee").
     WHEREAS, Tri Counties Bank desires to retain and assure Employee's services and loyalty during any pending Change of Control, as defined herein, and is willing to provide severance benefits in excess of its regular severance benefits in such event;
     WHEREAS, Employee desires to continue in the employ of Tri Counties Bank under the terms and subject to the conditions hereinafter set forth.
     NOW, THEREFORE, the parties hereto agree as follows:
     1. TERM OF AGREEMENT. Unless sooner terminated pursuant to the provisions of Section 5 hereof, the initial term of this Agreement shall be for twelve (12) months. On each one-year anniversary of this Agreement thereafter, this Agreement shall automatically renew for an additional one (1) year period, unless terminated by either party ninety (90) days prior to such anniversary date; provided, however this Agreement may not be terminated pursuant to this
Section 1 at any time there is a pending or threatened "Change of Control" (as defined herein).
     2. DUTIES OF EMPLOYMENT. Employee hereby agrees to devote his full and exclusive time and attention to the business of Tri Counties Bank, TriCo and their subsidiaries (collectively, "Employer"), to faithfully perform the duties assigned to him by the Board of Directors consistent with his office, and to conduct himself in such a way as shall best serve the interests of Employer.
     3. CHANGE OF CONTROL.
          3.1 In the event of a Change of Control of Employer and in the event that, within one year following the Change of Control, either: (i) Employee's employment is terminated by Employer other than for "cause" as defined in Section 5.2, or (ii) Employee terminates his employment with Employer after a substantial and material negative change occurs in Employee's title, compensation and/or responsibilities, then, subject to the provisions of Section 3.3, Employee shall be entitled to receive his salary at the rate then in effect for a period of twenty-four (24) months following the occurrence of the events set forth herein, as well as an amount equal to 200% of the annual bonuses earned by Employee for the last complete calendar year or year of employment, whichever is greater, paid in twenty-four equal monthly installments; provided, however, that the present value of said payments shall not be more than two hundred ninety-nine percent (299%) of Employee's compensation as defined by Section 280G of the Internal Revenue Code of 1954, as amended. Employer shall be relieved of its obligation to make payments under this Section 3.1 if, at the time it is to make such payment, it is insolvent, in conservatorship or receivership, is in a troubled condition, is operating under a supervisory agreement with any regulatory agency having jurisdiction, has been given a financial soundness rating of "4" or "5," or is subject to a proceeding to terminate or suspend federal deposit insurance.
          3.2 For purposes of this Agreement, a "Change of Control" of Employer shall occur:
               (a) upon Employer's knowledge that any person (as such term is used in Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended) is or becomes "the beneficial owner" (as defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of shares representing 40% or more of the combined voting power of the then outstanding securities of Employer; or
               (b) upon the first purchase of the common stock of Employer pursuant to a tender or exchange offer (other than a tender or exchange offer made by Employer); or
               (c) upon the approval by the stockholders of Employer of a merger or consolidation (other than a merger of consolidation in which Employer is the surviving corporation and which does not result in any reclassification or reorganization of Employer's then outstanding securities), a sale or disposition of all or substantially all of the assets of Employer, or a plan of liquidation or dissolution of Employer; or

               (d) if, during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of Employer cease for any reason to constitute at least a majority thereof, unless the election or nomination for the election by the stockholders of Employer of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.
          3.3 Anything in this Agreement to the contrary notwithstanding, prior to the payment of any compensation or benefits payable under Section 3.1 hereof, the certified public accountants of Employer who served as accountants immediately prior to a Change of Control (the "Certified Public Accountants") shall determine as promptly as practical and in any event within 20 business days following a Change of Control whether any payment or distribution by Employer to or for the benefit of Employee (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement, any other agreements or otherwise) (a "Payment") would more likely than not be nondeductible by Employer for Federal income purposes because of section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), and if it is, then the aggregate present value of amounts payable or distributable to or for the benefit of Employee pursuant to this Agreement (such payments or distributions pursuant to this Agreement are thereinafter referred to as "Agreement Payments") shall be reduced (but not below zero) to the Reduced Amount. For purposes of this Section 3.3, the "Reduced Amount" shall be an amount expressed in present value, which maximizes the aggregate present value of Agreement Payments without causing any payment to be nondeductible by Employer because of said Section 280G of the Code.
          If under this Section the Certified Public Accountants determine that any payment would more likely than not be nondeductible by Employer because of Section 280G of the Code, Employer shall promptly give Employee notice to the effect and a copy of the detailed calculation thereof and of the Reduced Amount, and the Employee may then elect, in his sole discretion, which and how much of the Agreement Payments or any other payments shall be eliminated or reduced (as long as after such election the aggregate present value of the Agreement Payments or any other payments equals the Reduced Amount), and shall advise the Employer in writing of his election within 20 business days of his receipt of notice. If no such election is made by Employee within such 20-day period, Employer may elect which and how much of the Agreement Payments or any other payments shall be eliminated or reduced (as long as after such election the aggregate present value of the Agreement Payments equals the Reduced Amount) and shall notify Employee promptly of such election. For purposes of this Section 3.3, present value shall be determined in accordance with Section 280G(d)(4) of the Code. All determinations made by the Certified Public Accountants shall be binding upon Employer and Employee and the payment to Employee shall be made within 20 days of a Change of Control. Employer may suspend for a period of up to 30 days after a Change of Control the Payment and any other payments or benefits due to Employee until the Certified Public Accountants finish the determination and Employee (or Employer, as the case may be) elects how to reduce the Agreement Payments or any other payments, if necessary. As promptly as practicable following such determination and the elections hereunder, Employer shall pay to or distribute to or for the benefit of Employee such amounts as are then due to Employee under this Agreement.
          As a result of the uncertainty in the application of Section 280G of the Code, it is possible that Agreement Payments may have been made by Employer, which should not have been made ("Overpayment"), in each case, consistent with the calculation of the Reduced Amount hereunder. In the event that the Certified Public Accountants, based upon the assertion of a deficiency by the Internal Revenue Service against Employer or Employee which said Certified Public Accountants believe has a high probability of success, determines that an Overpayment has been made, any such Overpayment shall be treated for all purposes as a loan to Employee which Employee shall repay to Employer together with interest at the applicable Federal rate provided for in Section 7872(f)(2)(A) of the Code; provided, however, that no amount shall be payable by Employee to Employer in and to the extent such payment would not reduce the amount which is subject to taxation under Section 4999 of the Code. In the event that the Certified Public Accountants, based upon controlling precedent, determine that an Underpayment has occurred, any such Underpayment shall be promptly paid by Employer to or for the benefit of Employee together with interest at the applicable Federal rate provided for in Section 7872(f)(2)(A) of the Code.

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



                                ------------------------------------------------
TRICO BANCSHARES
TRI COUNTIES BANK
                           By:
                                ------------------------------------------------

Exhibit 10.8

Amended Employment Agreement between TriCo and Richard Smith dated August 23, 2005.

     This AMENDED EMPLOYMENT AGREEMENT ("Agreement") is entered into as of August 23, 2005 between TRICO BANCSHARES ("EMPLOYER"), having its principal place of business at 63 Constitution Drive, Chico, California 95926 and Richard
P. Smith ("Employee"), and replaces in its entirety the Employment Agreement dated April 20, 2004, between EMPLOYER and Employee.

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

     6. CHANGE OF CONTROL

          6.1 Benefits. In the event of a Change of Control of EMPLOYER and in the event that, within one year following the Change of Control, either:
     (i) Employee's employment is terminated by EMPLOYER other than for "cause" as defined in Section 5.2, or (ii) Employee terminates his employment with EMPLOYER after a substantial and material negative change occurs in Employee's title, compensation and/or responsibilities, then, subject to the provisions of Section 6.3, Employee shall be entitled to receive his salary at the rate then in effect for a period of twenty-four (24) months following the occurrence of the events set forth herein, as well as an amount equal to 200% of the annual bonuses earned by Employee for the last complete calendar year or year of employment, whichever is greater, paid in twenty-four equal monthly installments; provided, however, that the present value of said payments shall not be more than two hundred ninety-nine percent (299%) of Employee's compensation as defined by Section 280G of the Internal Revenue Code of 1954, as amended. EMPLOYER shall be relieved of its obligation to make payments under this Section 6.1 if, at the time it is to make such payment, it is insolvent, in conservatorship or receivership, is in a troubled condition, is operating under a supervisory agreement with any regulatory agency having jurisdiction, has been given a financial soundness rating of "4" or "5," or is subject to a proceeding to terminate or suspend federal deposit insurance.

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


                                             EMPLOYEE


                                             /s/ Richard P. Smith
                                             -----------------------------------
                                             Richard P. Smith

ATTEST:


/s/ Thomas J. Reddish
---------------------------------
Thomas J. Reddish, Vice President
& CFO


                                             TRICO BANCSHARES


                                      By:    /s/ William J. Casey
                                             -----------------------------------
                                             William J. Casey, Chairman of
                                             the Board

ATTEST:

/s/ Thomas J. Reddish
---------------------------------
Thomas J. Reddish, Vice President
& CFO

Exhibit 10.9

Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005

                                TABLE OF CONTENTS
                                                                        PAGE
ARTICLE I--PURPOSE                                                        5
ARTICLE II--DEFINITIONS                                                   5
2.1 Actuarial Equivalent                                                  5
2.2 Account                                                               5
2.3 Beneficiary                                                           5
2.4 Board                                                                 5
2.5 Change in Control                                                     6
2.6 Committee                                                             6
2.7 Compensation                                                          6
2.8 Deferral Commitment                                                   6
2.9 Deferral Period                                                       6
2.10 Determination Date                                                   7
2.11 Disability                                                           7
2.12 Distribution Election                                                7
2.13 Elective Deferred Compensation                                       7
2.14 Employer                                                             7
2.15 Financial Hardship                                                   7
2.16 Base Interest Rate                                                   7
2.17 Bonus Interest Rate                                                  7
2.18 Participant                                                          8
2.19 Plan Benefit                                                         8
2.20 Qualified Plans                                                      8

ARTICLE III--PARTICIPATION AND DEFERRAL COMMITMENTS                       8
3.1 Eligibility and Participation                                         8
3.2 Form of Deferral; Minimum Deferral                                    8
3.3 Limitation on Deferral                                                8
3.4 Modification of Deferral Commitment                                   9
3.5 Change in Employment Status                                           9
3.6 Involuntary Termination                                               9

ARTICLE IV--DEFERRED COMPENSATION ACCOUNT                                 9
4.1 Accounts                                                              9
4.2 Elective Deferred Compensation                                        9
4.3 Employer Discretionary Contributions                                 10
4.4 Qualified Plan Make-Up Credit                                        10
4.5 Interest                                                             10
4.6 Determination of Accounts                                            10
4.7 Vesting of Accounts                                                  10
4.8 Disability                                                           11
4.9 Statement of Accounts                                                11

                                TABLE OF CONTENTS
                                                                        PAGE
ARTICLE V--PLAN BENEFITS                                                 11
5.1 Plan Benefit                                                         11
5.2 Death Benefit                                                        11
5.3 Hardship Distributions                                               11
5.4 Accelerated Distribution                                             11
5.5 Form of Benefit Payment                                              11
5.6 Withholding; Payroll Taxes                                           12
5.7 Commencement of Payments                                             12
5.8 Payment to Guardian                                                  12

ARTICLE VI--BENEFICIARY DESIGNATION                                      12
6.1 Beneficiary Designation                                              12
6.2 Amendments                                                           12
6.3 No Beneficiary Designation                                           13
6.4 Effect of Payment                                                    13

ARTICLE VII--ADMINISTRATION                                              13
7.1 Committee; Duties                                                    13
7.2 Agents                                                               13
7.3 Binding Effect of Decisions                                          13
7.4 Indemnity of Committee                                               13

ARTICLE VIII--CLAIMS PROCEDURE                                           13
8.1 Claim                                                                13
8.2 Denial of Claim                                                      14
8.3 Review of Claim                                                      14
8.4 Final Decision                                                       14

ARTICLE IX--AMENDMENT AND TERMINATION OF PLAN                            14
9.1 Amendment                                                            14
9.2 Employer's Right to Terminate                                        14

ARTICLE X--MISCELLANEOUS                                                 15
10.1 Unfunded Plan                                                       15
10.2 Unsecured General Creditor                                          15
10.3 Trust Fund                                                          15
10.4 Nonassignability                                                    15
10.5 Not a Contract of Employment                                        16
10.6 Protective Provisions                                               16
10.7 Terms                                                               16
10.8 Captions                                                            16
10.9 Governing Law                                                       16
10.10 Validity                                                           16

                                TABLE OF CONTENTS
                                                                        PAGE


10.11 Notice                                                             16
10.12 Successors                                                         17


EXHIBIT 1:  Deferral Commitment Agreement                                18
EXHIBIT 2:  Distribution Election                                        19
EXHIBIT 3:  Beneficiary Designation                                      20

                                TRI COUNTIES BANK

                      EXECUTIVE DEFERRED COMPENSATION PLAN

                   RESTATED APRIL 1, 1992 AND JANUARY 1, 2005

This restatement of the Tri Counties Bank Executive Deferred Compensation Plan, effective January 1, 2005 applies only to those Participants in the Plan who are actively employed by the TriCo Bancshares or its affiliates or subsidiaries as of this date. Any retired Participant in this Plan will continue to receive benefits pursuant to the terms of the Plan as restated on April 1, 1992.

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

2.16       Base Interest Rate

     "Interest Rate" means, with respect to any calendar month, the monthly equivalent of the annual yield of the Moody's Average Corporate Bond Yield Index for the preceding calendar month as published by Moody's Investor Service, Inc. (or any successor thereto) or, if such index is no longer published, a substantially similar index selected by the Board.

2.17        Bonus Interest Rate

     Until December 31, 2008, the term "Bonus Interest Rate" means, with respect to any calendar month, the monthly equivalent of three (3) percentage points greater than the annual yield of the Moody's Average Corporate Bond Yield Index for the preceding calendar month as published by Moody's Investor Service, Inc. (or any successor thereto) or, if such index is no longer published, a substantially similar index selected by the Board. Thereafter, the Bonus Interest Rate applied to the Account balance shall be defined as: the monthly equivalent of one (1) percentage points greater than the annual yield of the Moody's Average Corporate Bond Yield Index for the preceding calendar month as published by Moody's Investor Service, Inc. (or any successor thereto) or, if such index is no longer published, a substantially similar index selected by the Board. The Bonus Interest Rate shall be applied to all deferrals of compensation made under this Plan provided the Executive is employed by the Bank.

2.18       Participant

     "Participant" means any individual who is participating or has participated in this Plan as provided in Article III.

2.19       Plan Benefit

     "Plan Benefit" means the benefit  payable to a Participant as calculated in
Article V.

2.20       Qualified Plans

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

3.3        Limitation on Deferral

     A  Participant   may  defer  up  to  one  hundred  percent  (100%)  of  the
Participant's Compensation until December 31, 2004. Thereafter, no future deferrals of compensation shall be permitted under this Plan.

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

4.5        Interest

     Beginning September 1, 1987, the Accounts shall be credited monthly with interest earned based on the Bonus Interest Rate specified in Section 2.17 if the Participant is employed by the Bank or the Base Interest Rate specified in
Section 2.16 if the Participant is no longer employed by the Bank. Interest earned shall be calculated as of each Determination Date based upon the average daily balance of the Account since the preceding Determination Date and shall be credited to the Participant's Account at that time.

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

5.5        Form of Benefit Payment

     All Plan Benefits other than Hardship Withdrawals or Plan Benefits attributable to Deferral Commitments after September 1, 1987, shall be paid in the form of the Basic Benefit provided below, unless the Committee, in its sole discretion, selects an alternative form. Any form requested by the Participant or a Beneficiary shall be considered by the Committee, but shall not be binding. Plan Benefits with respect to Deferral Periods before September 1, 1987, shall be paid in the form selected by the Participant in the Deferral Commitment submitted for such Deferral Periods. The basic and alternative methods of payment are as follows:

               (a) A single sum amount which is equal to the Account balance payable.

               (b) A period certain annuity calculated based on the balance of the Account and the average Base Interest Rate for the twelve (12) months immediately prior to the Retirement Date of either sixty (60), one hundred twenty (120) or one hundred eighty (180) months duration as specified by the Participant on the Distribution Election.

               (c) Any other method which is the Actuarial Equivalent of the Participant's Account balance.

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

            Appropriate Account Balance                        Payout Period
            -----------------------------                      -------------
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



This Amendment is made and effective as of January 1, 2005.



TRI COUNTIES BANK and TRICO BANCSHARES



By:     /s/ William J. Casey
    -----------------------------------------
            William Casey, Chairman



By:
    -----------------------------------------
            Secretary

EXHIBIT 1

Deferral Commitment Agreement
The 1987 Tri Counties Bank Executive Deferred Compensation Plan
(as restated January 1, 2005)
--------------------------------------------------------------------------------

No Deferrals May be Made Under This Plan After 12/31/04



----------------------------------                   ----------------------
Name (Last, First, Middle Initial)                   Social Security Number


I acknowledge that I have been offered an opportunity to participate in the Deferred Compensation Plan (the "Plan"). I will participate in the Plan and irrevocably authorize the Bank to make the appropriate deductions, as indicated on this Agreement from my compensation. Capitalized terms in this Agreement shall have the same meanings as defined in the Tri Counties Bank Executive Deferred Compensation Plan as restated January 1, 2005).


                                DEFERRAL ELECTION


                    I elect to participate in the Plan as follows:

Salary I elect to defer (complete one blank only) $______ or_____% of my Salary earned in _______ (insert year).

Bonus I elect to defer $_____ or _____% of my Bonus, earned in _______ (insert year), not to exceed $--------.

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

No Participation    I elect to not participate in the _______ (insert year) Plan
                    Year ___________.




ACKNOWLEDGED AND ACCEPTED:


------------------------------------             -------------------------------
Participant Signature        Date                          Print Name


-------------------------------------            -------------------------------
Signature of Bank Officer    Date                          Print Name

EXHIBIT 2

Distribution Election
The 1987 Tri Counties Bank Executive Deferred Compensation Plan
(as restated January 1, 2005)


Pursuant to the Provisions of the Plan (as restated effective January 1, 2005), I hereby elect to have the balance in my Deferred Compensation Account paid to me as designated below:




               In lump sum on __________ (insert date).
------

               In an annuity  payable in sixty (60) equal  monthly  installments
------ commencing __________ (insert date) calculated at the time of distribution based on the average Base Interest Rate in the twelve months immediately preceding the commencement of payments.


               In an annuity  payable in one hundred  twenty (120) equal monthly
------ installments commencing __________ (insert date) calculated at the time of distribution based on the average Base Interest Rate in the twelve months immediately preceding the commencement of payments.


               In an annuity  payable in one hundred  eighty (180) equal monthly
------ installments commencing __________ (insert date) calculated at the time of distribution based on the average Base Interest Rate in the twelve months immediately preceding the commencement




Signed:                       ;  Print Name
       -----------------------             -----------------------


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
Address:
        ------------------------------------------------------------------------
                (Street)                       (City)       (State)        (Zip)


B.       Estate as a Secondary (Contingent) Designation:

My Secondary Beneficiary is The Estate of
                                          --------------------------------------
as  set  forth  in  my  last  will  and  testament   dated  the         day   of
                                                                  -----
             ,       and any codicils thereto.
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



---------------------------------------                   ----------------------
Participant Signature                                              Date

Exhibit 10.10

Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005.

                                TABLE OF CONTENTS



                                                                        PAGE

ARTICLE I--PURPOSE                                                        5

ARTICLE II--DEFINITIONS                                                   5

2.1 Actuarial Equivalent                                                  5
2.2 Account                                                               5
2.3 Beneficiary                                                           5
2.4 Board                                                                 5
2.5 Change in Control                                                     5
2.6 Committee                                                             6
2.7 Compensation                                                          6
2.8 Deferral Commitment                                                   6
2.9 Deferral Period                                                       6
2.10 Determination Date                                                   6
2.11 Disability                                                           6
2.12 Distribution Election                                                7
2.13 Elective Deferred Compensation                                       7
2.14 Financial Hardship                                                   7
2.15 Base Interest Rate                                                   7
2.16 Bonus Interest Rate
2.17 Participant                                                          7
2.18 Plan Benefit                                                         7

ARTICLE III--PARTICIPATION AND DEFERRAL COMMITMENTS                       8
3.1 Eligibility and Participation                                         8
3.2 Form of Deferral; Minimum Deferral                                    8
3.3 Limitation on Deferral                                                8
3.4 Modification of Deferral Commitment                                   8
3.5 Involuntary Removal                                                   8

ARTICLE IV--DEFERRED COMPENSATION ACCOUNT                                 9

4.1 Accounts                                                              9
4.2 Elective Deferred Compensation                                        9
4.3 Employer Discretionary Contributions                                  9
4.4 Interest                                                              9
4.5 Determination of Accounts                                             9
4.6 Vesting of Accounts                                                  10
4.7 Statement of Accounts                                                10

                                TABLE OF CONTENTS



                                                                        PAGE

ARTICLE V--PLAN BENEFITS                                                 10

     5.1 Plan Benefit                                                    10
     5.2 Death Benefit                                                   10
     5.3 Hardship Distributions                                          11
     5.4 Accelerated Distribution                                        11
     5.5 Form of Benefit Payment                                         11
     5.6 Withholding; Payroll Taxes                                      11
     5.7 Commencement of Payments                                        11
     5.8 Payment to Guardian                                             11

ARTICLE VI--BENEFICIARY DESIGNATION                                      12

     6.1 Beneficiary Designation                                         12
     6.2 Amendments                                                      12
     6.3 No Beneficiary Designation                                      12
     6.4 Effect of Payment                                               12

ARTICLE VII--ADMINISTRATION                                              12

     7.1 Committee; Duties                                               12
     7.2 Agents                                                          12
     7.3 Binding Effect of Decisions                                     13
     7.4 Indemnity of Committee                                          13

ARTICLE VIII--CLAIMS PROCEDURE                                           13

     8.1 Claim                                                           13
     8.2 Denial of Claim                                                 13
     8.3 Review of Claim                                                 13
     8.4 Final Decision                                                  13

ARTICLE IX--AMENDMENT AND TERMINATION OF PLAN                            14

     9.1 Amendment                                                       14
     9.2 Employer's Right to Terminate                                   14

                                TABLE OF CONTENTS


                                                                        PAGE

ARTICLE X--MISCELLANEOUS                                                 14

10.1 Unfunded Plan                                                       14
10.2 Unsecured General Creditor                                          15
10.3 Trust Fund                                                          15
10.4 Nonassignability                                                    15
10.5 Not a Contract of Employment                                        15
1.6 Protective Provisions                                                15
10.7 Terms                                                               16
10.8 Captions                                                            16
10.9 Governing Law                                                       16
10.10 Validity                                                           16
10.11 Notice                                                             16
10.12 Successors                                                         16

EXHIBIT 1: Deferral Commitment Agreement                                 18
EXHIBIT 2. Distribution Election                                         19
EXHIBIT 3:  Beneficiary Designation Form                                 20

                                TRI COUNTIES BANK

                    DEFERRED COMPENSATION PLAN FOR DIRECTORS

This restatement of the Tri Counties Bank Deferred Compensation Plan for Directors, effective January 1, 2005 applies only to those Participants in the Plan who serve as Directors of TriCo Bancshares or its affiliates or subsidiaries as of this date. Any retired Participant in this Plan will continue to receive benefits pursuant to the terms of the Plan as adopted on April 1, 1992.

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

2.15      Base Interest Rate

     "Base Interest Rate" means, with respect to any calendar month, the monthly equivalent of the annual yield of the Moody's Average Corporate Bond Yield Index for the preceding calendar month as published by Moody's Investor Service, Inc. (or any successor thereto) or, if such index is no longer published, a substantially similar index selected by the Board.

2.16      Bonus Interest Rate

     Until December 31, 2008, the term "Bonus Interest Rate" means, with respect to any calendar month, the monthly equivalent of three (3) percentage points greater than the annual yield of the Moody's Average Corporate Bond Yield Index for the preceding calendar month as published by Moody's Investor Service, Inc. (or any successor thereto) or, if such index is no longer published, a substantially similar index selected by the Board. Thereafter, the Bonus Interest Rate applied to the Account balance shall be defined as: the monthly equivalent of one (1) percentage points greater than the annual yield of the Moody's Average Corporate Bond Yield Index for the preceding calendar month as published by Moody's Investor Service, Inc. (or any successor thereto) or, if such index is no longer published, a substantially similar index selected by the Board. The Bonus Interest Rate shall be applied to all deferrals of compensation made under this Plan provided the Participant continues to serve as a Director of the Bank.

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

3.3       Limitation on Deferral

     Until December 31, 2004, a Participant may defer up to one hundred percent (100%) of the Participant's Compensation to the Plan. Thereafter, no future deferrals of Compensation can be made to this Plan.

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

4.4       Interest

     Beginning April 1, 1992, the Accounts shall be credited monthly with interest earned based on the Bonus Interest Rate specified in Section 2.16 if the Participant continues to serve as a Director of the Bank or the Base Interest Rate specified in Section 2.15 if the Participant is no longer a
Director of the Bank. Interest earned shall be calculated as of each Determination Date based upon the average daily balance of the Account since the preceding Determination Date and shall be credited to the Participant's Account at that time.

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

5.5       Form of Benefit Payment

     All Plan Benefits other than Hardship or Plan Benefits attributable to Deferral Commitments after April 1, 1992, shall be paid in the form of the Basic Benefit provided below, unless the Committee, in its sole discretion, selects an alternative form. Any form requested by the Participant or a Beneficiary shall be considered by the Committee, but shall not be binding. Plan Benefits with respect to Deferral Periods before April 1, 1992, shall be paid in the form selected by the Participant in the Distribution Election submitted for such Deferral Periods. The basic and alternative methods of payment are as follows:

               (a) A single sum amount which is equal to the Account balance payable.

               (b) A period certain annuity calculated based on the balance of the Account and the average Base Interest Rate for the twelve (12) months immediately prior to the Retirement Date of either sixty (60), one hundred twenty (120) or one hundred eighty (180) months duration as specified by the Participant on the Distribution Election.

               (c) Any other method which is the Actuarial Equivalent of the Participant's Account balance. The basic and alternative methods of payment are as follows:

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

            Appropriate Account Balance                          Payout Period
            ------------------------------------------------------------------
            Less than $10,000                                       1 Year
            $10,000 put less than $50,000                           3 Years
            More than $50,000                                       5 Years
            ------------------------------------------------------------------

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


                                             TRICO BANCSHARES


                                       By:
                                          --------------------------------------
                                              Chairman

                                       By:
                                          --------------------------------------
                                              Secretary

                                    Dated:
                                          ------------------------

EXHIBIT 1

Deferral Commitment Agreement
The 1992 Tri Counties Bank Deferred Compensation Plan for Directors
(as restated January 1, 2005)
--------------------------------------------------------------------------------

No Deferrals May be Made Under This Plan After 12/31/04



----------------------------------                   ----------------------
Name (Last, First, Middle Initial)                   Social Security Number


I acknowledge that I have been offered an opportunity to participate in the Deferred Compensation Plan (the "Plan"). I will participate in the Plan and irrevocably authorize the Bank to make the appropriate deductions, as indicated on this Agreement from my compensation. Capitalized terms in this Agreement shall have the same meanings as defined in the Tri Counties Bank Deferred Compensation Plan for Directors as restated January 1, 2005).


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


No Participation          I elect to not participate in the ______ (insert year)
                          Plan Year _______ (initial).




ACKNOWLEDGED AND ACCEPTED:


----------------------------------------
Participant Name           Print Name



----------------------------------------      ----------------------------------
Signature of Participant      Date            Signature of Bank Officer     Date

EXHIBIT 2

Distribution Election
The 1992 Tri Counties Bank Deferred Compensation Plan for Directors (as restated January 1, 2005)



Pursuant to the Provisions of the Plan (as restated effective January 1, 2005), I hereby elect to have the balance in my Deferred Compensation Account paid to me as designated below:




                    In Lump sum on __________ (insert date).
------

                    In  an  annuity   payable   in  sixty  (60)  equal   monthly
------ installments commencing __________ (insert date) calculated at the time of distribution based on the average Base Interest Rate in the twelve months immediately preceding the commencement of payments.


                    In an annuity  payable in one  hundred  twenty  (120)  equal
------ monthly installments commencing __________ (insert date) calculated at the time of distributution based on the average Base Interest Rate in the twelve months immediately preceding the commencement of payments.


                    In an annuity  payable in one  hundred  eighty  (180)  equal
------ monthly installments commencing __________ (insert date) calculated at the time of distribution based on the average Base Interest Rate in the twelve months immediately preceding the commencement




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
Address:
        ------------------------------------------------------------------------
                (Street)                       (City)       (State)        (Zip)


B.       Estate as a Secondary (Contingent) Designation:

My Secondary Beneficiary is The Estate of
                                          --------------------------------------
as  set  forth  in  my  last  will  and  testament   dated  the         day   of
                                                                  -----
             ,       and any codicils thereto.
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



---------------------------------------                   ----------------------
Participant                                                        Date

Exhibit 10.11

The 2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors Effective January 1, 2005


                                TABLE OF CONTENTS


                                                                        PAGE
ARTICLE I--PURPOSE                                                        5

ARTICLE II--DEFINITIONS                                                   5

2.1 Participant                                                           5
2.2 Plan Benefit                                                          5
2.3 Board                                                                 5
2.4 Committee                                                             6
2.5 Compensation                                                          6
2.6 Elective Deferred Compensation                                        6
2.7 Deferral Election                                                     6
2.8 Deferral Period                                                       6
2.9 Account                                                               6
2.10 Distribution Election                                                7
2.11 Actuarial Equivalent                                                 7
2.12 Determination Date                                                   7
2.13 Interest Rate                                                        7
2.14 Bonus Interest Rate                                                  7
2.15 Change in Control                                                    7
2.16 Disability                                                           8
2.17 Termination or Removal For Cause                                     8
2.18 Unforeseeable Emergency                                              9
2.19 Lifetime Deferral Limit                                              9
2.20 Beneficiary                                                          9

ARTICLE III--PARTICIPATION AND DEFERRAL COMMITMENTS                       9

3.1 Eligibility and Participation                                         9
3.2 Form of Deferral and Minimum Deferral                                 9

ARTICLE IV--DEFERRED COMPENSATION ACCOUNT                                10

4.1 Accounts                                                             10
4.2 Elective Deferred Compensation                                       10
4.3 Employer Discretionary Contributions                                 10
4.4 Interest                                                             10
4.5 Determination of Accounts                                            10
4.6 Vesting of Accounts                                                  11
4.7 Statement of Accounts                                                11

TABLE OF CONTENTS CONTINUED
                                                                        PAGE

ARTICLE V--PLAN BENEFITS                                                 11

5.1 Plan Benefit                                                         11
5.2 Death Benefit                                                        11
5.3 Unforeseeable Emergency Distribution                                 12
5.4 Distribution Following a Separation From Service                     12
5.5 Distribution Upon a Change in Control                                12
5.6 Form of Benefit Payment and Subsequent Modifications Thereto         12
5.7 Withholding Payroll Taxes                                            13
5.8 Commencement of Payments                                             13
5.9 Payment to Guardian                                                  13

ARTICLE VI--BENEFICIARY DESIGNATION                                      13

 6.1 BeneficiaryDesignation                                              13
 6.2 Amendments                                                          13
 6.3 No Beneficiary Designation                                          14
 6.4 Effect of Payment                                                   14

ARTICLE VII--ADMINISTRATION                                              14

7.1 Committee and Duties                                                 14
7.2 Agents                                                               14
7.3 Binding Effect of Decisions                                          14
7.4 Indemnity of Committee                                               15

ARTICLE VIII--CLAIMS PROCEDURE                                           15

8.1 Claim                                                                15

8.2 Denial of Claim                                                      15
8.3 Review of Claim                                                      15
8.4 Final Decision                                                       15

ARTICLE IX--AMENDMENT AND TERMINATION OF PLAN                            15

9.1 Amendment                                                            15
9.2 Bank's Right to Terminate                                            16

TABLE OF CONTENTS CONTINUED
                                                                        PAGE


ARTICLE X--MISCELLANEOUS                                                 16

10.1 Unfunded Plan                                                       16
10.2 Unsecured General Creditor                                          17
10.3 Trust Fund                                                          17
10.4 Nonassignability                                                    17
10.5 Not a Contract of Employment                                        17
10.6 Protective Provisions                                               17
10.7 Terms                                                               18
10.8 Captions                                                            18
10.9 Governing Law                                                       18
10.10 Validity                                                           18
10.11 Notice                                                             18
10.12 Successors                                                         18

SIGNATURE PAGE                                                           19

EXHIBIT 1: Deferral Election Form                                        20
EXHIBIT 2. Distribution Election                                         21
EXHIBIT 3:  Beneficiary Designation Form                                 22

                           THE 2005 TRI COUNTIES BANK

             DEFERRED COMPENSATION PLAN FOR EXECUTIVES AND DIRECTORS

     This Tri Counties Bank Deferred Compensation Plan for Executives and Directors is effective January 1, 2005 and applies only to those Participants in the Plan who serve as certain key Executives of TriCo Bancshares, Tri Counties Bank, and subsidiaries or affiliates thereof (hereinafter, these entities shall be referred to as the "Bank" or the "Employer") who are employed by TriCo on, or after January 1, 2005, and those Directors of TriCo Bancshares or its affiliates or subsidiaries as of this date. It is intended that the Plan will aid in retaining and attracting individuals of exceptional ability by providing them with these benefits.

                               ARTICLE I--PURPOSE

     The purpose of this Deferred Compensation Plan for Executives and Directors (the "Plan") is to provide current tax planning opportunities, as well as supplemental funds for retirement or death, for Executives and Directors of TriCo Bancshares. It is also intended that the Plan will aid in retaining and attracting Executives and Directors of exceptional ability by providing them with these benefits. This Plan will be effective as of January 1, 2005.


                             ARTICLE II--DEFINITIONS

     For the purposes of this Plan, the following terms shall have the meanings indicated, unless the context clearly indicates otherwise:

2.1       Participant

     The term "participant" shall mean those certain key employees or Directors of TriCo who are participating in this Plan as provided in Article III.


2.2       Plan Benefit

     "Plan Benefit" means the benefit payable to a Participant as calculated pursuant to Articles IV through V.


2.3       Board

     "Board" means the Board of Directors of the Employer.



2.4       Committee

     "Committee" means the Compensation and Benefits Committee of the Board of Directors of TriCo Bancshares.

2.5       Compensation

     As it applies to an Executive, the term "Compensation" shall refer to the salary, bonuses or commissions paid to the Executive during his employment with Employer during a given Deferral Period. As it applies to a Director, "Compensation" shall mean the retainer, meeting and Committee chairmanship fees paid to a Director by the Employer during the calendar year with respect to duties performed as a member of the Board, before reduction for any amounts deferred pursuant to this Plan. Compensation does not include expense reimbursements, any form of non-cash compensation or benefits.

2.6       Elective Deferred Compensation

     The term "Elective Deferred Compensation" shall mean the amount of Compensation that a Participant elects to defer pursuant to a Deferral Election Form (See Exhibit A).

2.7       Deferral Election

     "Deferral Election" means an election to defer Compensation made by a Participant pursuant to Article III and for which a separate Deferral Election Form has been submitted by the Participant to the Committee. A Deferral Election Form has been attached hereto as Exhibit A.

2.8       Deferral Period

     "Deferral Period" means the period over which a Participant has elected to defer a portion of his Compensation. Each calendar year shall be a separate Deferral Period, however, the prior Deferral Election Form shall remain effective in the event that Participant fails to file a timely or subsequent Deferral Election Form.

2.9       Account

     "Account"  means the Account as maintained  by the Bank in accordance  with
Article IV with respect to any deferral of Compensation pursuant to this Plan. A Participant's Account shall be utilized solely as a device for the determination and measurement of the amounts to be paid to the Participant pursuant to the Plan. A Participant's Account shall not constitute or be treated as a trust fund of any kind.





2.10      Distribution Election

     The term "Distribution Election" shall mean the form of distribution of the Account selected by the Participant on the most recent valid Distribution Election Form (See Exhibit B attached hereto).

2.11      Actuarial Equivalent

     "Actuarial Equivalent" means equivalence in value between two (2) or more forms and/or times of payment based on a determination by an actuary chosen by the Bank, using sound actuarial assumptions at the time of such determination.

2.12      Determination Date

     "Determination Date" means the last day of each calendar month.

2.13      Interest Rate

     "Interest Rate" means, with respect to any calendar month, the monthly equivalent of the annual yield of the Moody's Average Corporate Bond Yield Index for the preceding calendar month as published by Moody's Investor Service, Inc. (or any successor thereto) or, if such index is no longer published, a substantially similar index selected by the Board.

2.14      Bonus Interest Rate

     "Bonus Interest Rate" means, with respect to any calendar month, the monthly equivalent of three (3) percentage points greater than the annual yield of the Moody's Average Corporate Bond Yield Index for the preceding calendar month as published by Moody's Investor Service, Inc. (or any successor thereto) or, if such index is no longer published, a substantially similar index selected by the Board. The Bonus Interest Rate shall be applied to all deferrals of compensation provided the Participant remains a Director or Executive of the Company until December 31, 2008. Thereafter, the Bonus Interest Rate applied to all subsequent deferrals and the Account balance shall be defined as: the monthly equivalent of one (1) percentage points greater than the annual yield of the Moody's Average Corporate Bond Yield Index for the preceding calendar month as published by Moody's Investor Service, Inc. (or any successor thereto) or, if such index is no longer published, a substantially similar index selected by the Board.

2.15      Change in Control

     A "Change in Control" shall be defined as follows:

               (a) The acquisition of more than fifty percent (50%) of the value or voting power of the Employer's stock by a person or group;

               (b) The acquisition in a period of twelve (12) months or less of at least thirty-five percent (35%) of the Employer's stock by a person or group;

               (c) The replacement of a majority of the Employer's board in a period of twelve (12) months or less by Directors who were not endorsed by a majority of the current board members; or

               (d) The acquisition in a period of twelve (12) months or less of forty percent (40%) or more of the Employer's assets by an unrelated entity.

     For the purpose of this Agreement, transfers made on account of deaths or gifts, transfers between family members or transfers to a qualified retirement plan maintained by the Employer shall not be considered in determining whether there has been a Change in Control.

2.16      Disability


     For the purpose of this Plan, the Participant will be considered disabled if:

           A. He is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than twelve
               (12) months, or


           B. He is, by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than twelve
               (12) months, receiving income replacement benefits for a period of not less than three (3) months under an accident and health plan covering employees of Participant's employer.

     In no event shall a Disability be deemed to occur or to continue after a Participant's Normal Retirement Date, if applicable.

2.17      Termination or Removal For Cause

     A Termination of an Executive's employment or a Removal of a Director shall be "For Cause" if for any of the following reasons:

               (a) Gross negligence or gross neglect;

               (b) The commission of a felony, misdemeanor, or any other act involving moral turpitude, fraud, or dishonesty which has a material adverse impact on the Bank;

               (c) The willful and intentional disclosure, without authority, of any secret or confidential information concerning the Bank that has a material adverse impact on the Bank; or

               (d) The willful and intentional violation of the rules or regulations of any regulatory agency or government authority having jurisdiction over the Bank, which has a material adverse impact on the Bank.

2.18      Unforeseeable Emergency

     For the purposes of this Plan, an "Unforeseeable Emergency" shall mean a severe financial hardship to the Participant resulting from an illness or accident of the Participant, the Participant's spouse, or a dependent (as defined in IRC 152(a)) of the Participant, loss of the Participant's property due to casualty, or other similar extraordinary and unforeseeable circumstances arising as a result of events beyond the control of the Participant.

2.19      Lifetime Deferral Limit

     Total deferred compensation is subject to a lifetime limit of one million five hundred thousand dollars ($1,500,000.00) and includes all deferred compensation under this Plan or any prior Tri Counties Bank deferred compensation plan.

2.20      Beneficiary

     "Beneficiary" means the person, persons or entity entitled under Article VI to receive any Plan benefits payable after a Participant's death.

               ARTICLE III--PARTICIPATION AND DEFERRAL COMMITMENTS

3.1       Eligibility and Participation

               (a) Eligibility. Eligibility to participate in the Plan shall be limited to key Executives and Directors of the Employer.

               (b) Participation. A Participant may elect to participate in the Plan with respect to any Deferral Period by submitting a Deferral Commitment Agreement to the Committee by December 1 of the calendar year immediately preceding the Deferral Period.

               (c) Part-Year Participation. In the case of the first year in which a Participant becomes eligible to participate in the Plan, a Deferral Election Form must be submitted to the Committee within thirty (30) days after the Participant becomes eligible to participate in such Plan. In addition, such Deferral Election Form shall be effective only with regard to Compensation earned or payable following the submission of the Deferral Election Form to the Committee.

3.2       Form of Deferral and Minimum Deferral

               (a) Deferral Election. A Participant may elect in the Deferral Election Form to defer any portion of his Compensation for the calendar year following the calendar year in which the Agreement is submitted. The amount to be deferred shall be stated as a percentage of Compensation and must not be less than two thousand four hundred dollars ($2,400) during the Deferral Period.

               (b) Deferrals in the Event of Part-Year Participation. In the case of the first year in which a Participant becomes eligible to participate in the Plan (see paragraph 3.1(c)) he must defer at least two hundred dollars ($200) per month for each of the months remaining in the Deferral Period ($200 x number of months remaining).


                    ARTICLE IV--DEFERRED COMPENSATION ACCOUNT

4.1       Accounts

     For record keeping purposes only, an Account shall be maintained for each Participant.

4.2       Elective Deferred Compensation

     A Participant's Elective Deferred Compensation shall be credited to the Participant's Account as the corresponding non-deferred portion of the Compensation becomes or would have become payable. Any withholding of taxes or other amounts with respect to deferred Compensation that is required by state, federal or local law shall be withheld from the Participant's non-deferred Compensation to the maximum extent possible with any excess being withheld from the Participant's Account.

4.3       Employer Discretionary Contributions

     Employer may make Discretionary Contributions to Participants' Accounts. Discretionary Contributions shall be credited at such times and in such amounts as the Board in its sole discretion shall determine. The amount of the Discretionary Contributions shall be evidenced in a special Deferral Commitment Agreement approved by the Board.

4.4       Interest

     Beginning January 1, 2005, the Accounts shall be credited monthly with bonus interest earned based on the Bonus Interest Rate specified in Section
2.14. Interest earned shall be calculated as of each Determination Date based upon the average daily balance of the Account since the preceding Determination Date and shall be credited to the Participant's Account at that time. Bonus Interest shall be credited to the Account until the Participant's Retirement.

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

4.6       Vesting of Accounts

     Each  Participant   shall  be  vested  in  the  amounts  credited  to  such
Participant's Account and earnings thereon as follows:

               (a) Amounts Deferred. A Participant shall be one hundred percent (100%) vested at all times in the amount of Compensation elected to be deferred under this Plan and Interest thereon, except as provided for in Section 5.6.

               (b) Employer Discretionary Contributions. Employer Discretionary Contributions and Interest thereon shall be vested as set forth in the special Deferral Commitment Agreement, except as provided for in
          Section 5.6.

4.7       Statement of Accounts

     The Bank shall submit to each Participant, within thirty (30) days after the close of each calendar year and at such other time as determined by the Bank, a statement setting forth the balance to the credit of the Account maintained for a Participant.


                            ARTICLE V--PLAN BENEFITS

5.1       Plan Benefit

     If a Participant terminates service as an Executive or on the Board, for any reason other than death, the Employer shall pay a Plan Benefit equal to the Participant's Account, as determined in accordance with Article IV.

5.2       Death Benefit

     Upon receiving notice of the death of a Participant, the Employer shall pay to the Participant's Beneficiary(ies) an amount determined as follows:

               (a) If the Participant dies after Deferral Payments have begun pursuant to the terms of this Plan, then the remaining unpaid balance of the Participant's Account, shall be paid in the same form as payments were being made prior to the Participant's death.

               (b) If the Participant dies while serving as an Executive or Director of the Employer, or before Deferral Payments have begun pursuant to the terms of this Plan, then the amount payable shall be the Participant's Account balance as of the Determination Date immediately preceding the death of the Participant. Payment of the Account Balance shall be made within sixty (60) days of the Bank receiving notice of the death.


     Any notice required under this provision shall be in writing and shall include an original death certificate.

5.3       Unforeseeable Emergency Distributions

     Upon a finding that a Participant has suffered an Unforeseeable Emergency, the Committee may, in its sole discretion, make distributions from the Participant's Account prior to the time specified for payment of benefits under the Plan. Any distribution made pursuant to this provision must be made in accordance with the regulations of the Secretary, and must not exceed amounts necessary satisfy such emergency plus the amounts necessary to pay taxes reasonably anticipated as a result of the distribution, taking into account the extent to which such hardship is or may be relieved through reimbursement or compensation by insurance or otherwise or by liquidation of the Participant's assets (to the extent the liquidation of such assets would not itself cause severe financial hardship).

5.4       Distribution Following a Separation From Service

     Following a Participant's "separation from service" (as determined by the Secretary), a Participant shall be entitled to receive a lump sum distribution of the Participant's Account as of the Determination Date immediately preceding the effective date of the "separation from service", and shall be made within sixty (60) days following such separation. In the event of a Termination for Cause, the Plan Administrator shall retain the sole discretion to determine whether the interest on such contributions will be forfeited.

     Because of the recent implementation of IRC 409A and future rulings regarding deferred compensation in general, as well as clarification regarding the definition of "separation from service", it may become necessary to modify this agreement as is relates to this provision. It is nonetheless the intent of the parties to comply with IRC 409A. Based on the forgoing, "separation from service" shall be broadly interpreted and shall include both Voluntary and Involuntary Terminations.

     In the event, however, that the Participant is a Key Employee, as defined by the Internal Revenue Service, and the Employer is publicly traded at the time of "separation from service" (as defined by IRC 409A), any such benefit payment described hereinafter shall be withheld for six (6) months following such separation from service in order to comply with IRC 409A.

5.5.1     Distribution Upon a Change in Control

     Upon a Change in Control, a Participant's Plan Benefit shall be paid pursuant to the effective Distribution Election Form.


5.6       Form of Benefit Payment and Subsequent Modifications Thereto

     Other than for those circumstances specifically addressed and which provide to the contrary, all Plan Benefits shall be paid in accordance with the most recent valid

Distribution Election Form submitted by the Participant. A Participant may modify the form of Benefit Payment, however any such modification (1) may not take effect until at least twelve (12) months after the date on which the election is made, and (ii) the first payment to which such election is made must be deferred for a period of at least five (5) years from the date the payment would otherwise have been made.

5.7       Withholding Payroll Taxes

     The Employer shall withhold from payments made hereunder any taxes required to be withheld from such payments under federal, state or local law. However, a Beneficiary(ies) may elect not to have withholding for federal income tax pursuant to Section 3405(a)(2) of Internal Revenue Code, or any successor provision thereto.

5.8       Commencement of Payments

     Payment shall commence on the day selected by the Participant in the Distribution Election Form, but not later than sixty (60) days after the end of the month in which the Participant terminates Employment with the Employer, or service on the Board. All payments shall be made as of the first day of the month.

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

7.1       Committee and Duties

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

               (a) Partial Termination. The Board may partially terminate the Plan by instructing the Committee not to accept any additional Deferrals. In the event of such a Partial Termination, the Plan shall continue to operate and be effective with regard to Deferral Elections entered into prior to the effective date of such Partial Termination.

               (b) Complete Termination. The Board may completely terminate the Plan by instructing the Committee not to accept any additional Deferral Elections, and by terminating all ongoing Deferral Elections. In the event of Complete Termination, the Plan shall cease to operate and the Employer shall pay out to each Participant their Account as if that Participant had terminated service as of the effective date of the Complete Termination. Payments shall be made in equal annual installments over the period listed below, based on the Account balance:

            Appropriate Account Balance                          Payout Period
            ------------------------------------------------------------------
            Less than $10,000                                       1 Year
            $10,000 put less than $50,000                           3 Years
            More than $50,000                                       5 Years
            ------------------------------------------------------------------

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


                                 SIGNATURE PAGE
              The 2005 Tri Counties Bank Deferred Compensation Plan
                          for Executives and Directors



                                          TRICO BANCSHARES


                                       By:
                                          --------------------------------------
                                              Chairman

                                       By:
                                          --------------------------------------
                                              Secretary

                                    Dated:
                                          ------------------------

EXHIBIT 1

Deferral Election Form
The 2005 Tri  Counties  Bank  Deferred  Compensation  Plan  for  Executives  and
    Directors
(Effective as of January 1, 2005)
--------------------------------------------------------------------------------



----------------------------------                   ----------------------
Name (Last, First, Middle Initial)                   Social Security Number

I acknowledge that I have been offered an opportunity to participate in the Deferred Compensation Plan (the "Plan"). I will participate in the Plan and irrevocably authorize the Bank to make the appropriate deductions, as indicated on this Agreement from my compensation. Capitalized terms in this Agreement shall have the same meanings as defined in The 2005 Tri Counties Bank Deferred Compensation Plan For Executives and Directors, effective as of January 1,
2005).


                                DEFERRAL ELECTION


                    I elect to participate in the Plan as follows:


Fees I elect to defer (complete one blank only) $______ or_____% of my ______ (insert year) Fees.


No Participation    I elect to not  participate in the ______ (insert year) Plan
                    Year _______ (initial).



ACKNOWLEDGED AND ACCEPTED:



----------------------------------------------
Participant Name              Print Name




-------------------------------------           --------------------------------
Signature of Participant     Date               Signature of Bank Officer   Date

EXHIBIT 2

Distribution Election
The 2005 Tri  Counties  Bank  Deferred  Compensation  Plan  For  Executives  and
Directors
(effective as of January 1, 2005)


Pursuant to the Provisions of The 2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors, I hereby elect to have the balance in my Deferred Compensation Account (brokerage account) paid to me as designated below:

     In addition, I understand the significance of, and want to comply with, all applicable Internal Revenue Code Sections, including, but not limited to, IRC 409A. Thus, for any benefits payable pursuant to this Plan, if I am a Key Employee, as defined by the Internal Revenue Service, and the Employer is publicly traded at the time of "separation from service" (as defined by IRC
409A), any such benefit payment to be made pursuant to this Plan shall be withheld for six (6) months following such separation from service, in order to comply with IRC 409A.


                    In Lump sum on __________ (insert date).
------

                    In  an  annuity   payable   in  sixty  (60)  equal   monthly
------ installments commencing __________ (insert date) calculated at the time of distribution based on the average Interest Rate in the twelve months immediately preceding the commencement of payments.


                    In an annuity  payable in one  hundred  twenty  (120)  equal
------ monthly installments commencing __________ (insert date) calculated at the time of distribution based on the average Interest Rate in the twelve months immediately preceding the commencement of payments.


                    In an annuity  payable in one  hundred  eighty  (180)  equal
------ monthly installments commencing __________ (insert date) calculated at the time of distribution based on the average Interest Rate in the twelve months immediately preceding the commencement of payments.




Signed:                          ;  Print Name
       --------------------------             --------------------

Dated:                ,
      ----------------

EXHIBIT 3

Beneficiary Designation Form
The 2005 Tri  Counties  Bank  Deferred  Compensation  Plan  for  Executives  and
Directors
(Effective as of January 1, 2005)

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
Address:
        ------------------------------------------------------------------------
                (Street)                       (City)       (State)        (Zip)


B.       Estate as a Secondary (Contingent) Designation:

My Secondary Beneficiary is The Estate of
                                          --------------------------------------
as  set  forth  in  my  last  will  and  testament   dated  the         day   of
                                                                  -----
             ,       and any codicils thereto.
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



Date: October 25, 2005                  /s/ Richard P. Smith
                                        ----------------------------------------
                                        Richard P. Smith
                                        President and Chief Executive Officer

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



Date: October 25, 2005                  /s/ Thomas J. Reddish
                                        ----------------------------------------
                                        Thomas J. Reddish
                                        Executive Vice President and Chief
                                        Financial Officer

Exhibit 32.1

Section 1350 Certification of CEO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Exhibit 32.2

Section 1350 Certification of CFO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Reddish, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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