Form 10-Q/A
period 2005-09-30
TRICO BANCSHARES /
filed 2005-11-23
CIK 356171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q/A
                                (Amendment No. 1)
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

                                  530/898-0300
              (Registrant's telephone number, including area code)


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

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A is being filed to amend Part I, Item 1, and Part II, Item 6, of the Registrant's report on Form 10-Q for the quarter ended September 30, 2005, filed on November 3, 2005. This Amendment No. 1 does not otherwise alter the disclosures set forth in the original Form 10-Q. This Amendment No. 1 is effective for all purposes as of the date of the filing of the original Form 10-Q and except as noted above, we have not undertaken herein to amend, supplement or update any information contained in the original Form 10-Q to give effect to subsequent events.

     This Amendment No. 1 is being filed to correct two typographical errors in the Registrant's Consolidated Statements of Income and Comprehensive Income. In the original Form 10-Q the net interest income after provision for loan losses for the nine months ended September 30, 2005 and 2004 were reported as $5,843,000 and $9,812,000, respectively. The correct amounts as reported in this Amendment No. 1 are $55,843,000 and $49,812,000, respectively. This Amendment No. 1 has no effect on net income, total assets, total liabilities or total equity as previously reported.


     Part I, Item 1 of the original Form 10-Q is hereby amended and restated in its entirety as follows:


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


                                TRICO BANCSHARES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                (In thousands, except per share data; unaudited)

                                             Three months ended September 30, Nine months ended September 30,
                                                    2005            2004          2005             2004
                                             ----------------------------------------------------------------
     Interest and dividend income:
     Loans, including fees                        $22,254         $18,867       $62,482          $53,157
     Debt securities:
       Taxable                                      2,528           2,564         7,865            7,829
       Tax exempt                                     468             432         1,297            1,312
     Dividends                                         80              87           218              181
     Federal funds sold                                 4               1            18               12
                                             ----------------------------------------------------------------
     Total interest income                         25,334          21,951        71,880           62,491
                                             ----------------------------------------------------------------
     Interest expense:
     Deposits                                       3,824           2,497        10,526            7,333
     Federal funds purchased                          696             221         1,117              405
     Other borrowings                                 351             327         1,007              967
     Junior subordinated debt                         648             449         1,779              890
                                             ----------------------------------------------------------------
     Total interest expense                         5,519           3,494        14,429            9,595
                                             ----------------------------------------------------------------
     Net interest income                           19,815          18,457        57,451           52,896
                                             ----------------------------------------------------------------
     Provision for loan losses                        947           1,166         1,608            3,084
                                             ----------------------------------------------------------------
     Net interest income after provision
       for loan losses                             18,868          17,291        55,843           49,812
                                             ----------------------------------------------------------------
     Noninterest income:
     Service charges and fees                       4,795           4,436        13,362           13,427
     Gain on sale of loans                            474             258         1,195            1,316
     Commissions on sale of non-deposit
       investment products                            535             578         1,727            1,707
     Increase in cash value of life insurance         420             352         1,040            1,216
     Other                                            408             737           945            1,392
                                             ----------------------------------------------------------------
     Total noninterest income                       6,632           6,361        18,269           19,058
                                             ----------------------------------------------------------------
     Noninterest expense:
     Salaries and related benefits                  8,584           8,319        25,361           24,926
     Other                                          7,096           6,904        20,949           20,087
     Total noninterest expense                     15,680          15,223        46,310           45,013
     Income before income taxes                     9,820           8,429        27,802           23,857
     Provision for income taxes                     3,859           3,226        10,865            9,030
                                             ----------------------------------------------------------------
     Net income                                     5,961           5,203        16,937           14,827
                                             ----------------------------------------------------------------
     Other comprehensive (loss) income:
     Change in unrealized (loss) gain on
       securities available for sale, net          (1,070)          3,139        (2,186)            (659)
                                             ----------------------------------------------------------------
     Comprehensive income                          $4,891          $8,342       $14,751          $14,168
                                             ================================================================
     Average shares outstanding                15,687,547      15,672,300    15,706,380       15,642,799
     Diluted average shares outstanding        16,330,035      16,254,005    16,328,489       16,227,259
     Per share data:
     Basic earnings                                 $0.38           $0.33         $1.08            $0.95
     Diluted earnings                               $0.37           $0.32         $1.04            $0.91
     Dividends paid                                 $0.11           $0.11         $0.33            $0.32


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

PART II - OTHER INFORMATION

Item 6 - Exhibits

     3.1*      Restated  Articles of  Incorporation  dated May 9, 2003, filed as
               Exhibit 3.1 to TriCo's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

     3.2* Bylaws of TriCo Bancshares, as amended, filed as Exhibit 3.2 to TriCo's Form S-4 Registration Statement dated January 16, 2003 (No. 333-102546).

     4 Certificate of Determination of Preferences of Series AA Junior Participating Preferred Stock filed as Exhibit 3.3 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

     10.1* Rights Agreement dated June 25, 2001, between TriCo and Mellon Investor Services LLC filed as Exhibit 1 to TriCo's Form 8-A dated July 25, 2001.

     10.2* Form of Change of Control Agreement dated as of August 23, 2005, between TriCo, Tri Counties Bank and each of Bruce Belton, Craig Carney, Gary Coelho, W.R. Hagstrom, Andrew Mastorakis, Rick Miller, Richard O'Sullivan, Thomas Reddish, and Ray Rios filed as
               Exhibit 10.2 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

     10.4* TriCo's Non-Qualified Stock Option Plan filed as Exhibit 4.2 to TriCo's Form S-8 Registration Statement dated January 18, 1995 (No. 33-88704).

     10.5* TriCo's Incentive Stock Option Plan filed as Exhibit 4.3 to TriCo's Form S-8 Registration Statement dated January 18, 1995 (No. 33-88704).

     10.6* TriCo's 1995 Incentive Stock Option Plan filed as Exhibit 4.1 to TriCo's Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063).

     10.7* TriCo's 2001 Stock Option Plan, as amended filed as Exhibit 10.7 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

     10.8* Amended Employment Agreement between TriCo and Richard Smith dated as of August 23, 2005 filed as Exhibit 10.8 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

     10.9* Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 filed as Exhibit 10.9 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

     10.10* Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 filed as Exhibit 10.10 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

     10.11* 2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 filed as Exhibit 10.11 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

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

                                     TRICO BANCSHARES
                                       (Registrant)

Date:  November 23, 2005             /s/ Thomas J. Reddish
                                     -----------------------------------
                                     Thomas J. Reddish
                                     Executive Vice President and
                                     Chief Financial Officer

Exhibit 31.1

Rule 13a-14/15d-14 Certification of CEO

I, Richard P. Smith, certify that;

    1. I have reviewed this amendment no. 1 to the quarterly report on Form 10-Q/A of TriCo Bancshares;
    2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;
    3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;
    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13-d-15(f) and 15d-15(f)) for the registrant and we have:
          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;
          b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
          c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this amended quarterly report based on such evaluation; and
          d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;
    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors;
          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and
          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  November 23, 2005                /s/ Richard P. Smith
                                        ----------------------------------------
                                        Richard P. Smith
                                        President and Chief Executive Officer

Exhibit 31.2

Rule 13a-14/15d-14 Certification of CFO

I, Thomas J. Reddish, certify that;

    1. I have reviewed this amendment no. 1 to the quarterly report on Form 10-Q/A of TriCo Bancshares;
    2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;
    3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;
    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13-d-15(f) and 15d-15(f)) for the registrant and we have:
          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;
          b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
          c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this amended quarterly report based on such evaluation; and
          d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;
    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors;
          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and
          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  November 23, 2005                /s/ Thomas J. Reddish
                                        ----------------------------------------
                                        Thomas J. Reddish
                                        Executive Vice President and Chief
                                        Financial Officer

Exhibit 32.1

Section 1350 Certification of CEO

In connection with the Amendment No. 1 to the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q/A for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Exhibit 32.2

Section 1350 Certification of CFO

In connection with the Amendment No. 1 to the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q/A for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Reddish, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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