Form 10-K
period 2005-12-31
TRICO BANCSHARES /
filed 2006-03-09
CIK 356171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year                               Commission File Number 0-10661
ended December 31, 2005
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
                                (Title of Class)

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.

                                YES      NO   X
                                   -----    -----

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                YES      NO   X
                                   -----    -----

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


Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Act (check one).

 Large accelerated filer      Accelerated filer  X   Non-accelerated filer
                        -----                  -----                      -----

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                YES      NO   X
                                   -----    -----

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of March 7, 2006, was approximately $295,632,000 (based on the closing sales price of the Registrants common stock on the date). This computation excludes a total of 4,388,048 shares that are beneficially owned by the officers and directors of Registrant who may be deemed to be the affiliates of Registrant under applicable rules of the Securities and Exchange Commission.

The number of shares outstanding of Registrant's common stock, as of March 7, 2006, was 15,762,888 shares of common stock, without par value.

The following documents are incorporated herein by reference into the Part III of this Form 10-K: Registrant's Proxy Statement for use in connection with its 2006 Annual Meeting of Shareholders. Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

                                TABLE OF CONTENTS

                                                                  Page Number
PART I

Item 1        Business                                                  2
Item 1A       Risk Factors                                             10
Item 1B       Unresolved Staff Comments                                17
Item 2        Properties                                               17
Item 3        Legal Proceedings                                        17
Item 4        Submission of Matters to a Vote of Security Holders      17

PART II

Item 5        Market for Registrant's Common Equity, Related
                 Stockholder Matters and Issuer Purchases of
                 Equity Securities                                     18
Item 6        Selected Financial Data                                  20
Item 7        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations         21
Item 7A       Quantitative and Qualitative Disclosures About
                 Market Risk                                           41
Item 8        Financial Statements and Supplementary Data              42
Item 9        Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                   77
Item 9A       Controls and Procedures                                  77
Item 9B       Other Information                                        77

PART III

Item 10       Directors and Executive Officers of the Registrant       78
Item 11       Executive Compensation                                   78
Item 12       Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters               78
Item 13       Certain Relationships and Related Transactions           78
Item 14       Principal Accountant Fees and Services                   78

PART IV

Item 15       Exhibits and Financial Statement Schedules               78

Signatures                                                             82

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements about TriCo Bancshares (the "Company") for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on Management's current knowledge and belief and include information concerning the Company's possible or assumed future financial condition and results of operations. When you see any of the words "believes", "expects", "anticipates", "estimates", or similar expressions, these generally indicate that we are making forward-looking statements. A number of factors, some of which are beyond the Company's ability to predict or control, could cause future results to differ materially from those contemplated. These factors include those listed at Item 1A Risk Factors, in this report.

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

On April 4, 2003, TriCo acquired North State National Bank, a national banking organization located in Chico, California ("North State"), by the merger of North State into the Bank. At the time of the acquisition, North State had total assets of $140 million, investment securities of $41 million, loans of $76 million, and deposits of $126 million. The acquisition was accounted for using the purchase method of accounting. The amount of goodwill recorded as of the merger date, which represented the excess of the total purchase price over the estimated fair value of net assets acquired, was approximately $15.5 million. The Company recorded a core deposit intangible, which represents the excess of the fair value of North State's deposits over their book value on the acquisition date, of approximately $3.4 million. This core deposit intangible is being amortized over a seven-year average life. TriCo paid $13,090,057 in cash, issued 723,512 shares of TriCo common stock, and issued options to purchase 79,587 shares of TriCo common stock at an average exercise price of $6.22 per share in exchange for all of the 1,234,375 common shares and options to purchase 79,937 common shares of North State outstanding as of April 4, 2003.

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

Business of Tri Counties Bank

Tri Counties Bank was incorporated as a California banking corporation on June 26, 1974, and received its certificate of authority to begin banking operations on March 11, 1975. Tri Counties Bank engages in the general commercial banking business in the California counties of Butte, Contra Costa, Del Norte, Fresno, Glenn, Kern, Lake, Lassen, Madera, Mendocino, Merced, Nevada, Placer, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare, Yolo and Yuba. Tri Counties Bank currently operates from 32 traditional branches and 17 in-store branches.

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

The Bank has emphasized retail banking since it opened. Most of the Bank's customers are retail customers and small to medium-sized businesses. The Bank emphasizes serving the needs of local businesses, farmers and ranchers, retired individuals and wage earners. The majority of the Bank's loans are direct loans made to individuals and businesses in northern and central California where its branches are located. At December 31, 2005, the total of the Bank's consumer installment loans net of deferred fees outstanding was $508,233,000 (36.7%), the total of commercial loans outstanding was $143,175,000 (10.3%), and the total of real estate loans including construction loans of $110,116,000 was $733,627,000 (53.0%). The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment, inventory, accounts receivable and notes receivable secured by property as collateral for loans.

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

The Bank offers 24-hour ATMs at almost all branch locations. The 56 ATMs are linked to several national and regional networks such as CIRRUS and STAR. In addition, banking by telephone on a 24-hour toll-free number is available to all customers. This service allows a customer to obtain account balances and most recent transactions, transfer moneys between accounts, make loan payments, and obtain interest rate information.

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

Employees

At December 31, 2005, the Company and the Bank employed 670 persons, including five executive officers. Full time equivalent employees were 604. No employees of the Company or the Bank are presently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are excellent.

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

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act is subdivided into seven titles, by functional area. Title I acts to facilitate affiliations among banks, insurance companies and securities firms. Title II narrows the exemptions from the securities laws previously enjoyed by banks, requires the FRB and the Securities and Exchange Commission ("SEC") to work together to draft rules governing certain securities activities of banks and creates a new, voluntary investment bank holding company. Title III restates the proposition that the states are the functional regulators for all insurance activities, including the insurance activities by depository institutions. The law encourages the states to develop uniform or reciprocal rules for the licensing of insurance agents. Title IV prohibits the creation of additional unitary thrift holding companies. Title V imposes significant requirements on financial institutions related to the transfer of nonpublic personal information. These provisions require each institution to develop and distribute to accountholders an information disclosure policy, and requires that the policy allow customers to, and for the institution to honor a customer's request to, "opt-out" of the proposed transfer of specified nonpublic information to third parties. Title VI reforms the Federal Home Loan Bank system to allow broader access among depository institutions to the systems advance programs, and to improve the corporate governance and capital maintenance requirements for the system. Title VII addresses a multitude of issues including disclosure of ATM surcharging practices, disclosure of agreements among non-governmental entities and insured depository institutions which donate to non-governmental entities regarding donations made in connection with the Community Reinvestment Act and disclosure by the recipient non-governmental entities of how such funds are used. Additionally, the law extends the period of time between Community Reinvestment Act examinations of community banks.

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

Restrictions on Dividends and Other Distributions

The power of the board of directors of an insured depository institution, such as the Bank, to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions. FDICIA prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if, after such transaction, the institution would be undercapitalized. Additionally, under FDICIA, a bank may not make any capital distribution, including the payment of dividends, if after making such distribution the bank would be in any of the "under-capitalized" categories under the FDIC's Prompt Corrective Action regulations.

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

USA Patriot Act of 2001

The USA Patriot Act was enacted in 2001 to combat money laundering and terrorist financing. The impact of the Patriot Act on financial institutions is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

      - due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons,
      -   standards for verifying customer identification at account opening,
      - rules to promote cooperation among financial institutions, regulators, and law enforcement entities to assist in the identification of parties that may be involved in terrorism or money laundering,
      - reports to be filed by non-financial trades and business with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000, and
      - the filing of suspicious activities reports by securities brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

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

As of December 31, 2005, the deposit insurance premium rate was $0.0134 per $100.00 in deposits. The FDIC is able to increase deposit insurance premiums as it sees fit every six months. This could result in a significant increase in the cost of doing business for the Bank in the future.

Securities Laws

The Company is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended, which include filing annual, quarterly and other current reports with the Securities and Exchange Commission. The
Sarbanes-Oxley Act was enacted in 2002 to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to securities laws. Among other things, this act:

      - prohibits a registered public accounting firm from performing specified nonaudit services contemporaneously with a mandatory audit,
      - requires the chief executive officer and chief financial officer of an issuer to certify each annual or quarterly report filed with the Securities and Exchange Commission,
      - requires an issuer to disclose all material off-balance sheet transactions that may have a material effect on an issuer's financial status, and
      - prohibits insider transactions in an issuer's stock during lock-out periods of an issuer's pension plans.

The Company is also required to comply with the rules and regulations of the Nasdaq Stock Market, Inc., on which its common stock is listed.

ITEM 1A. RISK FACTORS

In analyzing whether to make or continue an investment in the Company, investors should consider, among other factors, the following:

The types of loans in our portfolio have a higher degree of credit risk and a downturn in our real estate markets could hurt our business.

We generally invest a greater proportion of our assets in loans secured by commercial real estate, commercial loans and consumer loans than savings institutions that invest a greater proportion of their assets in loans secured by single-family residences. Commercial real estate loans and commercial loans generally involve a higher degree of credit risk than residential mortgage lending due primarily to the large amounts loaned to individual borrowers. Losses incurred on loans to a small number of borrowers could have a material adverse impact on our income and financial condition. In addition, unlike residential mortgage loans, commercial and commercial real estate loans depend on the cash flow from the property or the business to service the debt. Cash flow may be significantly affected by general economic conditions. Consumer lending is riskier than residential mortgage lending because consumer loans are either unsecured or secured by assets that depreciate in value. See Item 7 - Loans of this report for information as to the percentage of loans invested in commercial real estate, commercial and consumer loans.

In addition, a downturn in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2005, approximately 79.7% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real estate collateral is located in California. If there is a significant decline in real estate values, the collateral for our loans will provide less security. Real estate values could also be affected by, among other things, earthquakes and national disasters particular to California. Any such downturn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Decreasing interest rates could hurt our profits.

Our ability to earn a profit, like that of most financial institutions, depends on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as mortgage loans and investments, and the interest expense we pay on our interest-bearing liabilities, such as deposits. Our profitability depends on our ability to manage our assets and liabilities during periods of changing market interest rates. A sustained decrease in market interest rates could adversely affect our earnings. When interest rates decline, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates. Under those circumstances, we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on the prepaid loans on investment securities. In addition, our commercial real estate and commercial loans, which carry interest rates that adjust in accordance with changes in the prime rate, will adjust to lower rates.

An economic downturn in California could hurt our profits.

We conduct most of our business in northern and central California. As a result of this geographic concentration, our results are effected by the economic conditions in California. Deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows:

      -   problem assets and foreclosures may increase,
      -   demand for our products and services may decline,
      -   low cost or non-interest bearing deposits may decrease, and
      - collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral associated with our existing loans.

In view of the concentration of our operations and the collateral securing our loan portfolio in both northern and central California, we may be particularly susceptible to the adverse effects of any of these consequences, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Strong competition in California could hurt our profits.

Competition in the banking and financial services industry is intense. Our profitability depends upon our continued ability to successfully compete. We compete exclusively in northern and central California for loans, deposits and customers with commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms. In particular, our competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions may have larger lending limits which would allow them to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. We also face competition from out-of-state financial intermediaries that have opened loan production offices or that solicit deposits in our market areas. If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and level of deposits and our business, financial condition, results of operations and cash flows may be adversely affected.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations. Regulations may prevent or impair our ability to pay dividends, engage in acquisitions or operate in other ways.

We are subject to extensive regulation, supervision and examination by the California Department of Financial Institutions, or the DFI, the Federal Deposit Insurance Corporation, and the Board of Governors of the Federal Reserve System. See Item 1 - Regulation and Supervision of this report for information on the regulation and supervision which governs our activities. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to you, our investors, by restricting certain of our activities, such as:

      -   the payment of dividends to its shareholders,
      -   possible mergers with or acquisitions of or by other institutions,
      -   desired investments,
      -   loans and interest rates on loans,
      -   interest rates paid on deposits,
      -   the possible expansion of branch offices, and
      -   the ability to provide securities or trust services.

We also are subject to capitalization guidelines set forth in federal legislation and could be subject to enforcement actions to the extent that we are found by regulatory examiners to be undercapitalized. We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

We are exposed to risks in connection with the loans we make.

A significant source of risk for us arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. We have underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that we believe to be appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our respective loan portfolios. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect our results of operations.

Technological advances impact our business.

The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources than we do to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or successfully market such products and services to our customers.

There are potential risks associated with future acquisitions and expansions.

We intend to continue to explore expanding our branch system through opening new bank branches and in-store branches in existing or new markets in northern and central California. In the ordinary course of business, we evaluate potential branch locations that would bolster our ability to cater to the small business, individual and residential lending markets in California. Any given new branch, if and when opened, will have expenses in excess of revenues for varying periods after opening that may adversely affect our results of operations or overall financial condition.

In addition, to the extent that we acquire other banks in the future, our business may be negatively impacted by certain risks inherent with such acquisitions. These risks include:

      - incurring substantial expenses in pursuing potential acquisitions without completing such acquisitions,
      -   losing key clients as a result of the change of ownership to us,
      -   the  acquired   business  not   performing  in  accordance   with  our
          expectations,
      - difficulties arising in connection with the integration of the operations of the acquired business with our operations,
      - needing to make significant investments and infrastructure, controls, staff, emergency backup facilities or other critical business functions that become strained by our growth,
      - management needing to divert attention from other aspects of our business,
      -   potentially losing key employees of the acquired business,
      - incurring unanticipated costs which could reduce our earnings per share,
      - assuming potential liabilities of the acquired company as a result of the acquisition, and
      - an acquisition may dilute our earnings per share, in both the short and long term, or it may reduce our tangible capital ratios.

As result of these risks, any given acquisition, if and when consummated, may adversely affect our results of operations or financial condition. In addition, because the consideration for an acquisition may involve cash, debt or the issuance of shares of our stock and may involve the payment of a premium over book and market values, existing shareholders may experience dilution in connection with any acquisition.

Compliance  with  changing   regulation  of  corporate   governance  and  public
disclosure may result in additional risks and expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new Securities and Exchange Commission regulations, are creating uncertainty for publicly-traded companies such as TriCo. These laws, regulations and standards are subject to varying interpretations in many cases and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention. In particular, our efforts to comply with
Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding management's required assessment of its internal control over financial reporting and its external auditors' audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, the members of our board of directors, members of our audit or compensation committees, our chief executive officer, our chief financial officer and certain other executive officers could face an increased risk of personal liability in connection with the performance of their duties. It may also become more difficult and more expensive to obtain director and officer liability insurance. As a result, our ability to attract and retain executive officers and qualified board and committee members could be more difficult.

Our growth and expansion may strain our ability to manage our operations and our financial resources.

Our financial performance and profitability depend on our ability to execute our corporate growth strategy. In addition to seeking deposit and loan and lease growth in our existing markets, we may pursue expansion opportunities in new markets. Continued growth, however, may present operating and other problems that could adversely affect our business, financial condition, results of operations and cash flows. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced.

Our growth may place a strain on our administrative, operational and financial resources and increase demands on our systems and controls. This business growth may require continued enhancements to and expansion of our operating and financial systems and controls and may strain or significantly challenge them. In addition, our existing operating and financial control systems and infrastructure may not be adequate to maintain and effectively monitor future growth. Our continued growth may also increase our need for qualified personnel. We cannot assure you that we will be successful in attracting, integrating and retaining such personnel.

We depend on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of our senior executive management team of Messrs. Smith, O'Sullivan, Mastorakis, Hagstrom, Reddish, Carney, Miller and Rios, who have expertise in banking and experience in the California markets we serve and have targeted for future expansion. We also depend upon a number of other key executives who are
California  natives  or  are  long-time   residents  and  who  are  integral  to
implementing our business plan. The loss of the services of any one of our senior executive management team or other key executives could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

A substantial portion of our income is derived from the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. Although we have been successful in generating new loans and leases during 2005, the continuation of historically low long-term interest rate levels may cause additional refinancing of commercial real estate and 1-4 family residence loans, which may depress our loan volumes or cause rates on loans to decline. In addition, an increase in the general level of short-term interest rates on variable rate loans may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations or reduce the amount they wish to borrow. Additionally, as short-term market rates have risen over the past eighteen months, although we have increased the rates we paid on borrowings and other interest-bearing liabilities, we have not proportionally increased interest rates we paid on deposits. If short-term rates continue to rise, in order to retain existing deposit customers and attract new deposit customers we may need to increase rates we pay on deposit accounts. Because we have deferred increasing rates we paid on deposit accounts during a period of rising short-term market rates, we may need to accelerate the pace of rate increases on our deposit accounts as compared to the pace of future increases in short-term market rates. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business, financial condition, results of operations and cash flows.

If we cannot attract deposits, our growth may be inhibited.

We plan to increase the level of our assets, including our loan portfolio. Our ability to increase our assets depends in large part on our ability to attract additional deposits at favorable rates. We intend to seek additional deposits by offering deposit products that are competitive with those offered by other financial institutions in our markets and by establishing personal relationships with our customers. We cannot assure you that these efforts will be successful. Our inability to attract additional deposits at competitive rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our allowance for loan losses may not be adequate to cover actual losses.

A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond our ability to predict, influence, or control. Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our business, financial condition, results of operations and cash flows. The allowance for loan losses reflects our estimate of the probable losses in our loan portfolio at the relevant balance sheet date. Our allowance for loan losses is based on prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and economic factors. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates. Federal and state regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that our allowance for loan losses is adequate to cover current losses, we cannot assure you that we will not increase the allowance for loan losses further or that regulators will not require us to increase this allowance. Either of these occurrences could have a material adverse affect on our business, financial condition and results of operations.

We rely on communications, information, operating and financial control systems technology from third-party service providers, and we may suffer an interruption in those systems that may result in lost business. We may not be able to obtain substitute providers on terms that are as favorable if our relationships with our existing service providers are interrupted.

We rely heavily on third-party service providers for much of our communications, information, operating and financial control systems technology. Any failure or interruption or breach in security of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, servicing and loan origination systems. We cannot assure you that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failures or interruptions could have a material adverse effect on our business, financial condition, results of operations and cash flows. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Any of these circumstances could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our future ability to pay dividends is subject to restrictions. As a result, capital appreciation, if any, of our common stock may be your sole source of gains in the future.

Since  we are a  holding  company  with no  significant  assets  other  than Tri
Counties Bank, we currently depend upon dividends from the bank for a substantial portion of our revenues. Our ability to continue to pay dividends in the future will continue to depend in large part upon our receipt of dividends or other capital distributions from Tri Counties Bank. The ability of Tri Counties Bank to pay dividends or make other capital distributions to us is subject to the regulatory authority of the DFI. As of December 31, 2005, the Bank could have paid approximately $47 million in dividends without the prior approval of the Federal Reserve or the DFI. The amount that Tri Counties Bank may pay in dividends is further restricted due to the fact that the bank must maintain a certain minimum amount of capital to be considered a "well capitalized" institution as further described under Item 1 - Capital Requirements in this report.

From time to time, we may become a party to financing agreements or other contractual arrangements that have the effect of limiting or prohibiting us or Tri Counties Bank from declaring or paying dividends. Our holding company expenses and obligations with respect to our trust preferred securities and corresponding junior subordinated deferrable interest debentures issued by us may limit or impair our ability to declare or pay dividends. Finally, our ability to pay dividends is also subject to the restrictions of the California Corporations Code.

Only a limited trading market exists for our common stock which could lead to price volatility.

Our common stock is quoted on the Nasdaq National Market and trading volumes have been modest. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market of our common stock. In addition, even if a more active market in our common stock develops, we cannot assure you that such a market will continue or that shareholders will be able to sell their shares.

If we fail to maintain an effective system of internal and disclosure control, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We review and analyze our internal control over financial reporting for Sarbanes-Oxley Section 404 compliance. As part of that process we may discover material weaknesses or significant deficiencies in our internal control as defined under standards adopted by the Public Company Accounting Oversight Board, or PCAOB, that require remediation. Under the PCAOB standards, a "material weakness" is a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A "significant deficiency" is a control deficiency or combination of control deficiencies, that adversely affect a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of a company's annual or interim financial statements that is more than inconsequential will not be prevented or detected.

As a result of weaknesses that may be identified in our internal control, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we discover weaknesses, we will make efforts to improve our internal and disclosure control. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with the Nasdaq National Market. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

Anti-takeover provisions and federal law may limit the ability of another party to acquire us, which could cause our stock price to decline.

Various provisions of our articles of incorporation and bylaws could delay or prevent a third party from acquiring us, even if doing so might be beneficial to our shareholders. These provisions provide for, among other things:

      - specified actions that the Board of Directors shall or may take when an offer to merge, an offer to acquire all assets or a tender offer is received,
      - a shareholder rights plan which could deter a tender offer by requiring a potential acquisitor to pay a substantial premium over the market price of our common stock,
      - advance notice requirements for proposals that can be acted upon at shareholder meetings, and
      - the authorization to issue preferred stock by action of the board of directors acting alone, thus without obtaining shareholder approval.

The Bank Holding Company Act of 1956, as amended, and the Change in Bank Control Act of 1978, as amended, together with federal regulations, require that, depending on the particular circumstances, either Federal Reserve approval must be obtained or notice must be furnished to the Federal Reserve and not disapproved prior to any person or entity acquiring "control" of a state member bank, such as Tri Counties Bank. These provisions may prevent a merger or acquisition that would be attractive to shareholders and could limit the price investors would be willing to pay in the future for our common stock.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.

In the course of our business, we may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and cash flows could be materially adversely affected.

We could sustain losses if our asset quality declines.

Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. We could sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to deterioration in asset quality in a timely manner. Problems with asset quality could cause our interest income and net interest margin to decrease and our provisions for loan losses to increase, which could adversely affect our results of operations and financial condition.

Our recent results may not be indicative of our future results.

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

The amount of common stock owned by, and other compensation arrangements with, our officers and directors may make it more difficult to obtain shareholder approval of potential takeovers that they oppose.

As of March 7, 2006, directors and executive officers beneficially owned approximately 21% of our common stock and our ESOP owned approximately 8%. Agreements with our senior management also provide for significant payments under certain circumstances following a change in control. These compensation arrangements, together with the common stock and option ownership of our board of directors and management, could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals of us that our directors and officers oppose.

We may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders

In order to maintain our capital at desired or regulatorily-required levels, or to fund future growth, our board of directors may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of our common stock. The sale of these shares may significantly dilute your ownership interest as a shareholder. New investors in the future may also have rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders.

Holders of our junior subordinated debentures have rights that are senior to those of our common stockholders.

We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2005, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $41,238,000. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company is engaged in the banking business through 49 offices in 22 counties in Northern and Central California including nine offices in Butte County, eight in Shasta County, four in Sacramento County, three each in Placer, Siskiyou, Stanislaus and Sutter Counties, two in Glenn County, and one each in Contra Costa, Del Norte, Fresno, Kern, Lake, Lassen, Madera, Mendocino, Merced, Nevada, Tehama, Tulare, Yolo and Yuba Counties. All offices are constructed and equipped to meet prescribed security requirements.

The Company owns 18 branch office locations and one administrative building and leases 31 branch office locations and 3 administrative facilities. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

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

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

The Company's common stock is traded on the NASDAQ National Market System ("NASDAQ") under the symbol "TCBK." The following table shows the high and the low prices for the common stock, for each quarter in the past two years, as reported by NASDAQ1:

                 =============================================
                    2005:                High             Low
                 ---------------------------------------------
                 Fourth quarter         $24.49          $21.00
                 Third quarter          $25.07          $20.84
                 Second quarter         $22.34          $19.07
                 First quarter          $23.40          $19.35

                    2004:
                 Fourth quarter         $24.25          $20.43
                 Third quarter          $20.99          $16.94
                 Second quarter         $19.19          $16.76
                 First quarter          $18.69          $15.78
                 =============================================

1Stock prices adjusted to reflect 2-for-1 stock split effected April 30, 2004.


As of March 7, 2006 there were approximately 1,754 shareholders of record of the Company's common stock.

The Company has paid cash dividends on its common stock in every quarter since March 1990, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, financial condition and capital requirements of the Company and the Bank. As of December 31, 2005, $47,054,000 was available for payment of dividends by the Company to its shareholders, under applicable laws and regulations. The Company paid cash dividends of $0.12 per common share in the quarter ended December 31, 2005, $0.11 per common share in each of the quarters ended September 30, 2005, June 30, 2005, March 31, 2005, December 31, 2004,
September 30, 2004 and June 30, 2004, and $0.10 per common share in the quarter ended March 31, 2004.

Stock Based Compensation Plans

The following table shows shares reserved for issuance for outstanding options, stock appreciation rights and warrants granted under our equity compensation plans as of December 31, 2005. All of our equity compensation plans have been approved by shareholders.

                                      (a)                                   (c) Number of securities
                              Number of securities           (b)             remaining available for
                               to be issued upon       Weighted average       issuance under equity
                                  exercise of         exercise price of         compensation plans
                              outstanding options,   outstanding options,     (excluding securities
Plan category                 warrants and rights    warrants and rights    reflected in column (a))
-----------------------------------------------------------------------------------------------------
Equity compensation plans
  not approved by shareholders             -                 N/A                            -
Equity compensation plans
  approved by shareholders         1,636,762               $11.44                     502,436
                              -----------------------------------------------------------------------
Total                              1,636,762               $11.44                     502,436


Stock Repurchase Plan

The Company adopted a stock repurchase plan on July 31, 2003, which was amended on March 11, 2004 for the repurchase of up to 500,000 shares of the Company's common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company's approximately 15,704,000 common shares outstanding as of July 31, 2003. This plan has no stated expiration date for the repurchases. As of December 31, 2005, the Company had purchased 374,371 shares under this plan as adjusted for the 2-for-1 stock split in the form of a common stock dividend effective April 30, 2004. The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth quarter of 2005:


Period         (a) Total number      (b) Average price   (c) Total number of   (d) Maximum number
               of Shares purchased   paid per share      shares purchased as   of shares that may yet
                                                         part of publicly      be purchased under the
                                                         announced plans or    plans or programs
                                                         programs
-----------------------------------------------------------------------------------------------------
Oct. 1-31, 2005       18,571             $21.39               18,571                130,329
Nov. 1-30, 2005        4,700             $21.30                4,700                125,629
Dec. 1-31, 2005            -                  -                    -                125,629
-----------------------------------------------------------------------------------------------------
Total                 23,271             $21.37               23,271                125,629


ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in connection with our consolidated financial statements and the related notes located at Item 8 of this report.


                                                           TRICO BANCSHARES
                                                           Financial Summary
                                               (in thousands, except per share amounts)

=========================================================================================================
Year ended December 31,                        2005         2004         2003         2002         2001
---------------------------------------------------------------------------------------------------------
Interest income                              $98,756      $84,932      $73,969      $64,696      $71,998
Interest expense                              20,529       13,363       13,089       12,914       23,486
---------------------------------------------------------------------------------------------------------
Net interest income                           78,227       71,569       60,880       51,782       48,512
Provision for loan losses                      2,169        2,901        1,058        2,755        3,754
Noninterest income                            24,890       24,794       22,909       19,180       16,238
Noninterest expense                           62,110       60,828       55,719       46,016       41,253
---------------------------------------------------------------------------------------------------------
Income before income taxes                    38,838       32,634       27,012       22,191       19,743
Provision for income taxes                    15,167       12,452       10,124        8,122        7,324
---------------------------------------------------------------------------------------------------------
     Net income                              $23,671      $20,182      $16,888      $14,069      $12,419
---------------------------------------------------------------------------------------------------------

Earnings per share2:
     Basic                                     $1.51        $1.29        $1.11        $1.00       $0.88
Diluted                                         1.45         1.24         1.07         0.98        0.86
Per share2:
     Dividends paid                            $0.45        $0.43        $0.40        $0.40       $0.40
     Book value at December 31                  9.52         8.79         8.16         7.01        6.21
     Tangible book value at December 31         8.25         7.45         6.79         6.72        5.84

Average common shares outstanding2            15,708       15,660       15,282       14,038       14,146
Average diluted common shares outstanding2    16,331       16,270       15,757       14,386       14,438
Shares outstanding at December 31             15,708       15,723       15,668       14,122       14,002
At December 31:
Loans, net                                $1,368,809   $1,158,442     $969,570     $673,836     $646,320
Total assets                               1,841,275    1,627,506    1,469,638    1,145,265    1,006,093
Total deposits                             1,496,797    1,348,833    1,236,823    1,005,237      880,393
Debt financing and notes payable              31,390       28,152       22,887       22,924       22,956
Junior subordinated debt                      41,238       41,238       20,619            -            -
Shareholders' equity                         149,493      138,132      127,960       99,014       86,933

Financial Ratios:

For the year:
     Return on assets                          1.38%        1.33%        1.27%        1.35%        1.27%
     Return on equity                         16.30%       15.20%       14.24%       15.03%       14.19%
     Net interest margin1                      5.14%        5.32%        5.23%        5.61%        5.58%
Net loan losses to average loans               0.04%        0.12%        0.34%        0.22%        0.47%
     Efficiency ratio1                        59.64%       62.46%       65.62%       63.73%       62.60%
     Average equity to average assets          8.49%        8.72%        8.91%        9.00%        8.94%
At December 31:
     Equity to assets                          8.12%        8.50%        8.71%        8.65%        8.65%
     Total capital to risk-adjusted assets    10.79%       11.86%       11.56%       11.97%       11.68%
     Allowance for loan losses to loans        1.17%        1.24%        1.31%        1.99%        1.88%


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

The Company uses the intrinsic value method to account for its stock option plans (in accordance with the provisions of Accounting Principles Board Opinion No. 25). Under this method, compensation expense is recognized for awards of options to purchase shares of common stock to employees under compensatory plans only if the fair market value of the stock at the option grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) permits companies to continue using the intrinsic value method or to adopt a fair value based method to account for stock option plans. The fair value based method results in recognizing as expense over the vesting period the fair value of all stock-based awards on the date of grant. The Company elected to continue to use the intrinsic value method. In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim reporting period of the Company's fiscal year beginning after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method that requires compensation expense be recorded for all unvested stock options at January 1, 2006. The Company expects that the adoption of SFAS 123R will impact the Company's consolidated results of operations and earnings per share similarly to the current pro forma disclosures under SFAS 123.

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

Results of Operations

Net Income

Following is a summary of the Company's net income for the past three years (dollars in thousands, except per share amounts):

                                                  Year ended December 31,
------------------------------------------------------------------------------
Components of Net Income                       2005         2004        2003
                                            ----------------------------------
Net interest income *                        $79,258      $72,589     $62,005
Provision for loan losses                     (2,169)      (2,901)     (1,058)
Noninterest income                            24,890       24,794      22,909
Noninterest expense                          (62,110)     (60,828)    (55,719)
Taxes *                                      (16,198)     (13,472)    (11,249)
                                            ----------------------------------
Net income                                   $23,671      $20,182     $16,888
                                            ==================================
Net income per average fully-diluted share     $1.45        $1.24       $1.07
Net income as a percentage of average
     shareholders' equity                     16.30%       15.20%      14.24%
Net income as a percentage of average
     total assets                              1.38%        1.33%       1.27%
==============================================================================
* Fully tax-equivalent (FTE)

Earnings in 2005 increased  $3,489,000  (17.3%) from 2004.  Net interest  income
(FTE) grew $6,669,000  (9.2%) due to a $178,629,000  (13.1%) increase in average earning assets that was partially offset by a net interest margin that fell 18 basis points. The loan loss provision was reduced by $732,000 in 2005 from 2004, and noninterest income increased $96,000 (0.4%) while noninterest expense increased $1,282,000 (2.1%).

Earnings in 2004 increased  $3,294,000  (19.5%) from 2003.  Net interest  income
(FTE) grew $10,584,000 (17.1%) due to a $180,193,000 (15.2%) increase in average earning assets along with a net interest margin that rose 9 basis points. The loan loss provision increased $1,843,000 in 2004 from 2003, and noninterest income increased $1,885,000 (8.2%) while noninterest expense also increased $5,109,000 (9.7%).

The Company's return on average total assets was 1.38% in 2005 compared to 1.33% and 1.27% in 2004 and 2003, respectively. Return on average equity in 2005 was 16.30% compared to 15.20% and 14.24% in 2004 and 2003, respectively.

Net Interest Income

The Company's primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) increased $6,669,000 (9.2%) from 2004 to $79,258,000 in 2005. Net interest income (FTE) increased $10,584,000 (17.1%) to $72,589,000 from 2003 to 2004.

Following is a summary of the Company's net interest income for the past three years (dollars in thousands):

                                                  Year ended December 31,
------------------------------------------------------------------------------
Components of Net Interest Income              2005         2004        2003
                                            ----------------------------------
         Interest income                     $98,756      $84,932     $73,969
         Interest expense                    (20,529)     (13,363)    (13,089)
         FTE adjustment                        1,031        1,020       1,125
                                            ----------------------------------
         Net interest income (FTE)           $79,258      $72,589     $62,005
==============================================================================
         Net interest margin (FTE)             5.14%        5.32%       5.23%
==============================================================================

Interest income (FTE) increased $13,835,000 (16.1%) from 2004 to 2005, due to increased volume of earning assets and higher yields on earning assets. During 2005, the average balance of interest-earning assets increased $178,629,000 (13.1%). The average yield on the Company's earning assets increased from 6.30% in 2004 to 6.47% in 2005. The increase in average yield on interest-earning assets increased interest income (FTE) by $1,268,000, while the increase in average balances of interest-earning assets added $12,567,000 to interest income
(FTE) during 2005.

Interest expense increased $7,166,000 (53.6%) in 2005 from 2004 due to a $122,117,000 (11.3%) increase in average balance of interest-bearing liabilities and a 47 basis point increase in the average rate paid on interest-bearing liabilities from 1.23% to 1.70%. The increase in average yield on interest-bearing liabilities increased interest expense by $4,309,000, while the increase in average balances of interest-bearing liabilities added $2,857,000 to interest expense during 2005.

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

Net Interest Margin

Following is a summary of the Company's net interest margin for the past three years:

                                                  Year ended December 31,
------------------------------------------------------------------------------
Components of Net Interest Margin              2005         2004        2003
                                            ----------------------------------
Yield on earning assets                        6.47%        6.30%       6.34%
Rate paid on interest-bearing liabilities      1.70%        1.23%       1.39%
                                            ----------------------------------
Net interest spread                            4.76%        5.07%       4.95%
Impact of all other net
   noninterest-bearing funds                   0.38%        0.25%       0.28%
                                            ----------------------------------
Net interest margin (FTE)                      5.14%        5.32%       5.23%
==============================================================================

During 2003, it became increasingly difficult to decrease rates on interest-bearing liabilities as market interest rates continued to decrease and hit a low in mid-2003. In addition, the positive impact of all other net noninterest bearing funds on net interest margin was reduced due to the lower market rates of interest at which they could be invested. During 2004, the Company was able to slightly improve its net interest margin by further decreasing rates paid on interest-bearing deposits even though short-term interest rates began to rise from their lows in mid-2004. During 2005, short-term interest rates continued to rise while long-term interest rates remained steady or decreased slightly. As a result the average yield the Company was able to earn on interest-earning assets did not increase as fast as the rate it paid on interest-bearing liabilities, thus decreasing net interest margin.

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



                                                                   Year ended December 31, 2005
                                                         -----------------------------------------------
                                                                             Interest           Rates
                                                            Average           income/          earned/
                                                            balance           expense           paid
                                                         -----------------------------------------------
      Assets
      Loans                                               $1,251,699          $86,379           6.90%
      Investment securities - taxable                        256,217           10,574           4.13%
      Investment securities - nontaxable                      34,557            2,809           8.13%
      Federal funds sold                                         804               25           3.11%
                                                         ------------       ----------
      Total earning assets                                 1,543,277           99,787           6.47%
                                                                            ----------
      Other assets                                           166,098
                                                         ------------
           Total assets                                   $1,709,375
                                                         ============

      Liabilities and shareholders' equity
      Interest-bearing demand deposits                      $243,619              492           0.20%
      Savings deposits                                       465,586            3,435           0.74%
      Time deposits                                          374,989           10,975           2.93%
      Federal funds purchased                                 51,114            1,784           3.49%
      Other borrowings                                        29,651            1,361           4.59%
      Junior subordinated debt                                41,238            2,482           6.02%
                                                         ------------       ----------
             Total interest-bearing liabilities            1,206,197           20,529           1.70%
                                                                            ----------
      Noninterest-bearing demand                             332,224
      Other liabilities                                       25,757
      Shareholders' equity                                   145,197
                                                         ------------
             Total liabilities and shareholders' equity   $1,709,375
                                                         ============
      Net interest spread (1)                                                                   4.76%
      Net interest income and interest margin (2)                             $79,258           5.14%
                                                                             =========        ========


(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income by total average earning assets.


                                                                   Year ended December 31, 2004
                                                         -----------------------------------------------
                                                                             Interest           Rates
                                                            Average           income/          earned/
                                                            balance           expense           paid
                                                         -----------------------------------------------
      Assets
      Loans                                               $1,060,556          $72,637           6.85%
      Investment securities - taxable                        268,219           10,549           3.93%
      Investment securities - nontaxable                      34,282            2,748           8.02%
      Federal funds sold                                       1,591               18           1.13%
                                                         ------------       ----------
      Total earning assets                                 1,364,648           85,952           6.30%
                                                                            ----------
      Other assets                                           158,426
                                                         ------------
           Total assets                                   $1,523,074
                                                         ============

      Liabilities and shareholders' equity
      Interest-bearing demand deposits                      $230,637              423           0.18%
      Savings deposits                                       475,796            3,444           0.72%
      Time deposits                                          285,446            6,304           2.21%
      Federal funds purchased                                 36,716              510           1.39%
      Other borrowings                                        24,985            1,301           5.21%
      Junior subordinated debt                                30,500            1,381           4.53%
                                                         ------------       ----------
             Total interest-bearing liabilities            1,084,080           13,363           1.23%
                                                                            ----------
      Noninterest-bearing demand                             283,975
      Other liabilities                                       22,265
      Shareholders' equity                                   132,754
                                                         ------------
             Total liabilities and shareholders' equity   $1,523,074
                                                         ============
      Net interest spread (1)                                                                   5.07%
      Net interest income and interest margin (2)                             $72,589           5.32%
                                                                            ==========        ========


(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income by total average earning assets.


                                                                   Year ended December 31, 2003
                                                         -----------------------------------------------
                                                                             Interest           Rates
                                                            Average           income/          earned/
                                                            balance           expense           paid
                                                         -----------------------------------------------
      Assets
      Loans                                                 $827,673          $60,997           7.37%
      Investment securities - taxable                        306,647           10,903           3.56%
      Investment securities - nontaxable                      38,562            3,065           7.95%
      Federal funds sold                                      11,573              129           1.11%
                                                         ------------       ----------
      Total earning assets                                 1,184,455           75,094           6.34%
                                                                            ----------
      Other assets                                           146,099
                                                         ------------
           Total assets                                   $1,330,554
                                                         ============

      Liabilities and shareholders' equity
      Interest-bearing demand deposits                      $208,347              488           0.23%
      Savings deposits                                       384,455            3,441           0.90%
      Time deposits                                          299,799            7,328           2.44%
      Federal funds purchased                                 17,645              189           1.07%
      Other borrowings                                        22,903            1,288           5.62%
      Junior subordinated debt                                 8,333              355           4.26%
                                                         ------------       ----------
             Total interest-bearing liabilities              941,482           13,089           1.39%
                                                                            ----------
      Noninterest-bearing demand                             245,538
      Other liabilities                                       24,941
      Shareholders' equity                                   118,593
                                                         ------------
             Total liabilities and shareholders' equity   $1,330,554
                                                         ============
      Net interest spread (1)                                                                   4.95%
      Net interest income and interest margin (2)                             $62,005           5.23%
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


                                                           2005 over 2004                          2004 over 2003
                                            -----------------------------------------------------------------------------
                                                             Yield/                                 Yield/
                                              Volume          Rate       Total        Volume         Rate       Total
                                            -----------------------------------------------------------------------------
Increase (decrease) in                                                 (dollars in thousands)
  interest income:
    Loans                                    $13,091           $651     $13,742      $17,163       ($5,523)    $11,640
    Investment securities                       (515)           601          86       (1,728)        1,057        (671)
    Federal funds sold                            (9)            16           7         (111)            -        (111)
                                            -----------------------------------------------------------------------------
      Total                                   12,567          1,268      13,835       15,324        (4,466)     10,858
                                            -----------------------------------------------------------------------------
Increase (decrease) in
  interest expense:
    Demand deposits (interest-bearing)            24             45          69           52          (117)        (65)
    Savings deposits                             (74)            65          (9)         818          (815)          3
    Time deposits                              1,978          2,693       4,671         (351)         (673)     (1,024)
    Federal funds purchased                      200          1,074       1,274          204           117         321
    Junior subordinated debt                     486            615       1,101          944            82       1,026
    Other borrowings                             243           (183)         60          117          (104)         13
                                            -----------------------------------------------------------------------------
      Total                                    2,857          4,309       7,166        1,784        (1,510)        274
                                            -----------------------------------------------------------------------------
Increase (decrease) in
  net interest income                         $9,710        ($3,041)     $6,669      $13,540       ($2,956)    $10,584
                                            =============================================================================


Provision for Loan Losses

In 2005, the Bank provided $2,169,000 for loan losses compared to $2,901,000 in 2004. Net loan charge-offs decreased $798,000 (63.0%) to $468,000 during 2005. The 2005 charge-offs represented 0.04% of average loans outstanding versus 0.12% in 2004. Nonperforming loans net of government agency guarantees as a percentage of total loans were 0.21% and 0.42% at December 31, 2005 and 2004, respectively. The ratio of allowance for loan losses to nonperforming loans was 548% at the end of 2005 versus 296% at the end of 2004.

In 2004, the Company provided $2,901,000 for loan losses compared to $1,058,000 in 2003. The increase in the loan loss provision in 2004 was mainly due to the increase in loan balances. Net loan charge-offs decreased $1,516,000 (54%) to $1,266,000 during 2004. The 2004 net charge-offs represented 0.12% of average loans outstanding in 2004 versus 0.34% in 2003. Nonperforming loans net of government agency guarantees were 0.42% of total loans at December 31, 2004 versus 0.45% at December 31, 2003. The ratio of allowance for loan losses to nonperforming loans was 296% at the end of 2004 versus 293% at the end of 2003.

Noninterest Income

The following table summarizes the Company's noninterest income for the past three years (dollars in thousands):

                                                       Year ended December 31,
     ---------------------------------------------------------------------------
       Components of  Noninterest Income              2005      2004      2003
                                             -----------------------------------
       Service charges on deposit accounts          $13,619   $13,239   $12,495
       ATM fees and interchange                       3,139     2,652     2,220
       Other service fees                             2,055     1,939     1,782
       Amortization of mortgage servicing rights       (661)     (739)   (1,356)
       Recovery of  (provision for) mortgage
         servicing rights valuation allowance             -       600      (600)
       Gain on sale of loans                          1,679     1,659     4,168
       Commissions on sale of
         nondeposit investment products               2,242     2,327     1,766
       Gain on sale of investments                        -         -       197
       Increase in cash value of life insurance       1,507     1,499     1,296
       Other noninterest income                       1,310     1,618       941
                                             -----------------------------------
       Total noninterest income                     $24,890   $24,794   $22,909
     ===========================================================================

Noninterest income increased $96,000 (0.4%) to $24,890,000 in 2005. Service charges on deposit accounts was up $380,000 (2.9%) due to the introduction of a business overdraft privilege product and an increase in overdraft fees. ATM fees and interchange, and other service fees were up $487,000 (18.4%) and $116,000 (6.0%) due to expansion of the Company's ATM network and customer base through de-novo branch expansion and existing branch growth. Overall, mortgage banking activities, which includes amortization of mortgage servicing rights, mortgage servicing fees, provision for mortgage servicing valuation allowance, and gain on sale of loans, accounted for $1,946,000 of noninterest income in 2005 compared to $2,448,000 in 2004. Included in the mortgage banking results for 2004 was a $600,000 recovery of mortgage servicing rights valuation allowance. Commissions on sale of nondeposit investment products decreased $85,000 (3.7%) in 2005 due to slightly lower demand for annuity products. Other noninterest income decreased $308,000 (19.0%) in 2005 primarily due to a $566,000 gain on sale of foreclosed assets recorded in 2004.

Noninterest income increased $1,885,000 (8.2%) to $24,794,000 in 2004. Service charges on deposit accounts were up $744,000 (6.0%) due to growth in number of customers. ATM fees and interchange, and other service fees were up $432,000 (19.5%) and $157,000 (8.8%) due to expansion of the Company's ATM network and customer base through de-novo branch expansion. Overall, mortgage banking activities, which includes amortization of mortgage servicing rights, mortgage servicing fees, provision for mortgage servicing valuation allowance, and gain on sale of loans, accounted for $2,448,000 of noninterest income in the 2004 compared to $3,061,000 in 2003. The decrease in the amortization of mortgage servicing rights and the recovery of mortgage servicing valuation allowance taken in 2004 are the result of the recent slowdown in mortgage refinance activity. While the Company benefits from decreased amortization and recovery of mortgage servicing valuations of mortgage servicing rights during periods of low levels of mortgage refinance activity, it may also experience decreased gain on sale of loans. Commissions on sale of nondeposit investment products increased $561,000 (31.8%) in 2004 due to higher demand for annuity products. Other noninterest income increased $677,000 (71.9%) to $1,618,000 due to increases in gain on sale of foreclosed assets and lease brokerage income from $113,000 and $0, respectively, in 2003 to $566,000 and $227,000, respectively, in 2004.

Securities Transactions

During 2005 the Bank had no sales of securities but received proceeds from maturities of securities totaling $58,755,000, and used $40,013,000 to purchase securities.

During 2004 the Bank had no sales of securities but received proceeds from maturities of securities totaling $79,442,000, and used $59,091,000 to purchase securities.

Noninterest Expense

The following table summarizes the Company's other noninterest expense for the past three years (dollars in thousands):

                                                       Year ended December 31,
     ---------------------------------------------------------------------------
       Components of  Noninterest Expense             2005      2004      2003
                                             -----------------------------------
       Salaries and benefits                        $33,926   $33,191   $29,714
       Other noninterest expense:
         Equipment and data processing                5,783     5,315     4,947
         Occupancy                                    4,041     3,926     3,493
         Advertising                                  1,732     1,026     1,062
         ATM network charges                          1,644     1,322     1,043
         Telecommunications                           1,521     1,773     1,539
         Intangible amortization                      1,381     1,358     1,207
         Professional fees                            1,247     2,481     2,315
         Courier service                              1,151     1,057     1,026
         Postage                                        889       864       855
         Assessments                                    312       297       268
         Change in reserve for unfunded commitments     281       649       192
         Operational losses                             225       428       657
         Net other real estate owned expense              -        11       124
         Other                                        7,977     7,130     7,277
                                             -----------------------------------
       Total other noninterest expenses              28,184    27,637    26,005
                                             -----------------------------------
       Total noninterest expense                    $62,110   $60,828   $55,719
     ===========================================================================
       Average full time equivalent staff               604       537       505
       Noninterest expense to revenue (FTE)          59.64%    62.46%    65.62%

Salary and benefit expenses increased $735,000 (2.2%) in 2005 compared to 2004. Base salaries decreased $29,000 (0.1%) to $20,910,000 in 2005. The decrease in base salaries was mainly due to reduced overtime offset by an increase in average full time equivalent employees from 537 at December 31, 2004 to 604 at December 31, 2005, and annual salary increases. Incentive and commission related salary expenses increased $534,000 (11.8%) to $5,053,000 in 2005. The increase in incentive and commission expenses was directly tied to significant loan, deposit, and revenue growth during 2005. Benefits expense, including retirement, medical and workers' compensation insurance, and taxes, increased $230,000 (3.0%) to $7,963,000 during 2005.

Salary and benefit expenses increased $3,477,000 (11.7%) to $33,191,000 in 2004 compared to 2003. Base salaries increased $1,867,000 (9.8%) to $20,939,000 in 2004. The increase in base salaries was mainly due to a 6.3% increase in average full time equivalent employees from 505 at December 31, 2003 to 537 at December 31, 2004, primarily due to the opening of branches in Folsom, Turlock and Woodland in December 2003, April 2004, and November 2004, respectively. Incentive and commission related salary expenses increased $65,000 (1.5%) to $4,519,000 in 2004. The small increase in incentive and commission related salary expense is consistent with performance targets being reached to similar extents in 2004 and 2003. These results are consistent with the Bank's strategy of working more efficiently with fewer employees who are compensated in part based on their business unit's performance or on their ability to generate revenue. Benefits expense, including retirement, medical and workers' compensation insurance, and taxes, increased $1,545,000 (25.0%) to $7,733,000 during 2004.

Other noninterest expense increased $547,000 (2.0%) to $28,184,000 in 2005. Increases in the areas of equipment and data processing, occupancy, advertising, ATM network charges and courier service were mainly due to the first full year of operation of the Turlock and Woodland branches, the opening in 2005 of branches in Lincoln, Folsom, Sacramento, and Roseville, and enhancements to data processing and ATM network equipment. The decrease in professional fees was mainly due to reduced legal expenses and consulting fees. The decrease in consulting fees was mainly due to the expiration of consulting services related to the Company's overdraft privilege product, the expiration of which is not expected to have an impact on revenue from the overdraft privilege product.

Other noninterest expenses increased $1,632,000 (6.3%) to $27,637,000 in 2004. Increases in the areas of equipment and data processing, occupancy, telecommunications, and courier service from 2003 to 2004 were mainly due to the opening of branches in Folsom, Turlock and Woodland in December 2003, April 2004, and November 2004, respectively.

Provision for Taxes

The effective tax rate on income was 39.1%, 38.2%, and 37.5% in 2005, 2004, and 2003, respectively. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $3,993,000, $3,008,000, and $2,636,000, respectively, in these years. Tax-exempt income of $1,778,000, $1,728,000, and $1,940,000, respectively, from investment securities, and $1,507,000, $1,499,000, and $1,296,000, respectively, from increase in cash value of life insurance in these years helped to reduce the effective tax rate.

Financial Ratios

The following table shows the Company's key financial ratios for the past three years:

   Year ended December 31,                        2005        2004       2003
                                               --------------------------------
   Return on average total assets                 1.38%       1.33%      1.27%
   Return on average shareholders' equity        16.30%      15.20%     14.24%
   Shareholders' equity to total assets           8.12%       8.50%      8.71%
   Common shareholders' dividend payout ratio    29.88%      33.34%     36.36%
  ==============================================================================

Loans

The Bank concentrates its lending activities in four principal areas: commercial loans (including agricultural loans), consumer loans, real estate mortgage loans (residential and commercial loans and mortgage loans originated for sale), and real estate construction loans. At December 31, 2005, these four categories accounted for approximately 10%, 37%, 45%, and 8% of the Bank's loan portfolio, respectively, as compared to 12%, 35%, 46%, and 7%, at December 31, 2004. The shift in the percentages was primarily due to the Bank's ability to significantly increase all loan categories except commercial, financial and agricultural during 2005, which increased only modestly in 2005. The shift in percentages is reflected in the Company's assessment of the adequacy of the allowance for loan losses. The increase in consumer loans during 2005 was mainly due to increases in home equity lines of credit and automobile loans. The increase in real estate mortgage loans during 2005 was mainly due to increases in commercial real estate mortgage loans. The interest rates charged for the loans made by the Bank vary with the degree of risk, the size and maturity of the loans, the borrower's relationship with the Bank and prevailing money market rates indicative of the Bank's cost of funds.

The majority of the Bank's loans are direct loans made to individuals, farmers and local businesses. The Bank relies substantially on local promotional activity and personal contacts by bank officers, directors and employees to compete with other financial institutions. The Bank makes loans to borrowers whose applications include a sound purpose, a viable repayment source and a plan of repayment established at inception and generally backed by a secondary source of repayment.

At December 31, 2005 loans, including net deferred loan costs, totaled $1,385,035,000 which was an 18.1% ($212,068,000) increase over the balances at the end of 2004. Demand for home equity loans and auto loans (both classified as consumer loans) remained strong throughout 2005. Commercial real estate mortgage loan and construction loan activity was strong in 2005. Commercial and agriculture related loan growth continued to be relatively weak in 2005, and competition for such loans was high. The average loan-to-deposit ratio in 2005 was 88.4% compared to 83.1% in 2004.

At December 31, 2004 loans, including net deferred loan costs, totaled $1,172,967,000 which was a 19.4% ($190,507,000) increase over the balances at the end of 2003. Demand for home equity loans and auto loans (both classified as consumer loans) were strong throughout 2004. Commercial real estate mortgage loan activity was strong in 2004. Commercial and agriculture related loan growth continued to be relatively weak in 2004, and competition for such loans was high. The average loan-to-deposit ratio in 2004 was 83.1% compared to 72.2% in 2003.

Loan Portfolio Composite

The following table shows the Company's loan balances, including net deferred loan costs, for the past five years:


                                                                            December 31,
(dollars in thousands)                           2005           2004            2003           2002           2001
                                           ----------------------------------------------------------------------------
Commercial, financial and agricultural         $143,175       $140,332        $142,252       $125,982       $130,054
Consumer installment                            508,233        410,198         320,248        201,858        155,046
Real estate mortgage                            623,511        544,373         458,369        319,969        326,897
Real estate construction                        110,116         78,064          61,591         39,713         46,735
                                           ----------------------------------------------------------------------------
    Total loans                              $1,385,035     $1,172,967        $982,460       $687,522       $658,732
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

The following is a summary of classified assets on the dates indicated (dollars in thousands):

                             At December 31, 2005         At December 31, 2004
                           -------------------------    ------------------------
                            Gross Guaranteed   Net       Gross Guaranteed   Net
                           -----------------------------------------------------

Classified loans           $13,086  $7,110    $5,976    $22,337  $9,436  $12,901
Other classified assets          -       -         -          -       -        -
                           -----------------------------------------------------
Total classified assets    $13,086  $7,110    $5,976    $22,337  $9,436  $12,901
                           =====================================================
Allowance for loan losses/
   Classified loans                           271.5%                      112.6%

Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies at December 31, 2005, decreased $6,925,000 (53.7%) to $5,976,000 from $12,901,000 at December 31, 2004.

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

Interest income on nonaccrual loans which would have been recognized during the year ended December 31, 2005, if all such loans had been current in accordance with their original terms, totaled $957,000. Interest income actually recognized on these loans in 2005 was $736,000.

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

The following tables set forth the amount of the Bank's nonperforming assets net
of  guarantees  of  the  U.S.   government,   including  its  agencies  and  its
government-sponsored agencies, as of the dates indicated:


                                                  December 31, 2005             December 31, 2004
                                              -------------------------    -------------------------
(dollars in thousands):                         Gross Guaranteed  Net       Gross Guaranteed   Net
                                              ------------------------------------------------------
Performing nonaccrual loans                    $9,315   $6,933   $2,382    $11,043  $7,442   $3,601
Nonperforming, nonaccrual loans                   579        -      579      1,418     174    1,244
                                              ------------------------------------------------------
     Total nonaccrual loans                     9,894    6,933    2,961     12,461   7,616    4,845
Loans 90 days past due and still accruing           -        -        -         61               61
                                              ------------------------------------------------------
     Total nonperforming loans                  9,894    6,933    2,961     12,522   7,616    4,906
Other real estate owned                             -        -        -          -       -        -
                                              ------------------------------------------------------
     Total nonperforming loans and OREO        $9,894   $6,933   $2,961    $12,522  $7,616   $4,906
                                              ======================================================
Nonperforming loans to total loans                                0.21%                       0.42%
Allowance for loan losses/nonperforming loans                      548%                        296%
Nonperforming assets to total assets                              0.16%                       0.30%


                                                  December 31, 2003             December 31, 2002
                                              -------------------------    -------------------------
(dollars in thousands):                         Gross Guaranteed  Net       Gross Guaranteed   Net
                                              ------------------------------------------------------
Performing nonaccrual loans                   $10,997   $7,936   $3,061    $13,199  $8,432   $4,767
Nonperforming, nonaccrual loans                 2,551    1,252    1,299      4,091     718    3,373
                                              ------------------------------------------------------
     Total nonaccrual loans                    13,548    9,188    4,360     17,290   9,150    8,140
Loans 90 days past due and still accruing          34        -       34         40       -       40
                                              ------------------------------------------------------
     Total nonperforming loans                 13,582    9,188    4,394     17,330   9,150    8,180
Other real estate owned                           932        -      932        932       -      932
                                              ------------------------------------------------------
     Total nonperforming loans and OREO       $14,514   $9,188   $5,326    $18,262   9,150   $9,112
                                              ======================================================
Nonperforming loans to total loans                                0.45%                       1.19%
Allowance for loan losses/nonperforming loans                      293%                        167%
Nonperforming assets to total assets                              0.36%                       0.80%


                                                  December 31, 2001
                                              -------------------------
(dollars in thousands):                         Gross Guaranteed  Net
                                              -------------------------
Performing nonaccrual loans                    $2,733        -   $2,733
Nonperforming, nonaccrual loans                 3,120     $387    2,733
                                              -------------------------
     Total nonaccrual loans                     5,853      387    5,466
Loans 90 days past due and still accruing         584        -      584
                                              -------------------------
     Total nonperforming loans                  6,437      387    6,050
Other real estate owned                            71        -       71
                                              -------------------------
     Total nonperforming loans and OREO        $6,508     $387   $6,121
                                              =========================
Nonperforming loans to total loans                                0.92%
Allowance for loan losses/nonperforming loans                      216%
Nonperforming assets to total assets                              0.61%

During 2005, nonperforming assets net of government guarantees decreased $1,945,000 (39.6%) to $2,961,000. Nonperforming loans decreased $1,945,000
(39.6%) to $2,961,000. The ratio of nonperforming loans to total loans at December 31, 2005 was 0.21% versus 0.42% at the end of 2004. Classifications of nonperforming loans as a percent of total loans at the end of 2005 were as follows: secured by real estate, 61%; loans to farmers, 3%; commercial loans, 15%; and consumer loans, 21%.

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

There are several primary reasons that the other components discussed above might not be sufficient to absorb the losses present in portfolios, and the environmental factor allowance is used to provide for the losses that have occurred because of them.

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

Specifically, in assessing how much environmental factor allowance needed to be provided at December 31, 2005, management considered the following:

      - with respect to loans to the agriculture industry, management considered the effects on borrowers of weather conditions and overseas market conditions for exported products as well as commodity prices in general;

      - with respect to changes in the interest rate environment, management considered the recent changes in interest rates and the resultant economic impact it may have had on borrowers with high leverage and/or low profitability; and

      - with respect to loans to borrowers in new markets and growth in general, management considered the relatively short seasoning of such loans and the lack of experience with such borrowers.

Each of these considerations was assigned a factor and applied to a portion or all of the loan portfolio. Since these factors are not derived from experience and are applied to large non-homogeneous groups of loans, they are available for use across the portfolio as a whole.

The following table sets forth the Bank's allowance for loan losses as of the dates indicated:


                                                        December 31,
                               -------------------------------------------------------------
                                   2005        2004         2003        2002         2001
                               -------------------------------------------------------------
                                                    (dollars in thousands)
Specific allowance                  $754        $820       $1,003      $5,299       $5,672
Formula allowance                  8,582       7,015        6,106       4,912        4,039
Environmental factors allowance    6,890       6,690        5,781       3,475        2,701
                               -------------------------------------------------------------
    Total allowance              $16,226     $14,525      $12,890     $13,686      $12,412
                               =============================================================
Allowance for loan
  losses to loans                  1.17%       1.24%        1.31%       1.99%        1.88%


Based on the current conditions of the loan portfolio, management believes that the $16,226,000 allowance for loan losses at December 31, 2005 is adequate to absorb probable losses inherent in the Bank's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes, for the years indicated, the activity in the allowance for loan losses:


                                                               December 31,
                                   -----------------------------------------------------------------
                                         2005        2004          2003         2002         2001
                                   -----------------------------------------------------------------
                                                          (dollars in thousands)
Balance, beginning of year             $14,525     $12,890       $13,686      $12,412      $11,670
Addition through merger                      -           -           928            -            -
Provision charged to operations          2,169       2,901         1,058        2,755        3,754
Loans charged off:
  Commercial, financial and
    agricultural                          (220)       (901)       (1,142)        (668)      (2,861)
  Consumer installment                  (1,459)       (731)         (475)        (299)        (134)
  Real estate mortgage                       -           -        (2,136)        (819)        (218)
                                   -----------------------------------------------------------------
    Total loans charged-off             (1,679)     (1,632)       (3,753)      (1,786)      (3,213)
                                   -----------------------------------------------------------------
Recoveries:
  Commercial, financial and
    agricultural                           396          70           206          197           92
  Consumer installment                     774         175            79           94           34
  Real estate mortgage                      41         121           686           14           75
                                   -----------------------------------------------------------------
    Total recoveries                     1,211         366           971          305          201
                                   -----------------------------------------------------------------
Net loans charged-off                     (468)     (1,266)       (2,782)      (1,481)      (3,012)
                                   -----------------------------------------------------------------
Balance, year end                      $16,226     $14,525       $12,890      $13,686      $12,412
                                   =================================================================
Average total  loans                $1,251,699  $1,060,556      $827,673     $660,668     $647,317
                                   -----------------------------------------------------------------
Ratios:
Net charge-offs during period to
  average loans outstanding during3
  period                                 0.04%       0.12%         0.34%        0.22%        0.47%
Provision for loan losses to
  average loans outstanding              0.17%       0.27%         0.13%        0.42%        0.58%
Allowance to loans at year end           1.17%       1.24%         1.31%        1.99%        1.88%
                                   -----------------------------------------------------------------


The following tables summarize the allocation of the allowance for loan losses between loan types:

                                               December 31, 2005         December 31, 2004         December 31, 2003
                                           ------------------------- ------------------------  ------------------------
 (dollars in thousands)                                Percent of                Percent of                Percent of
                                                      loans in each             loans in each             loans in each
                                                       category to               category to               category to
                                            Amount     total loans    Amount     total loans    Amount     total loans
Balance at end of period applicable to:
Commercial, financial and agricultural      $1,930        10.3%       $2,180        11.9%       $2,634        14.5%
Consumer installment                         6,099        36.7%        5,067        35.0%        3,946        32.5%
Real estate mortgage                         6,967        45.0%        6,366        46.4%        5,564        46.7%
Real estate construction                     1,230         8.0%          912         6.7%          746         6.3%
                                          ---------     --------    ---------     --------    ---------     --------
                                           $16,226       100.0%      $14,525       100.0%      $12,890       100.0%
                                          =========     ========    =========     ========    =========     ========

                                                          December 31, 2002         December 31, 2001
                                                       -----------------------  -----------------------
 (dollars in thousands)                                             Percent of                Percent of
                                                                   loans in each             loans in each
                                                                    category to               category to
Balance at end of period applicable to:                  Amount     total loans    Amount     total loans
Commercial, financial and agricultural                    $6,664        18.4%       $6,801        19.8%
Consumer installment                                       2,630        29.4%        1,744        23.5%
Real estate mortgage                                       3,908        46.4%        3,389        49.6%
Real estate construction                                     484         5.8%          478         7.1%
                                                        ---------     --------    ---------     --------
                                                         $13,686       100.0%      $12,412       100.0%
                                                        =========     ========    =========     ========

Other Real Estate Owned

The other real estate owned (OREO) balance was $0 at both December 31, 2005 and 2004. The Bank disposed of properties with a value of $932,000 in 2004. OREO properties may consist of a mixture of land, single family residences, and commercial buildings.

Intangible Assets

At December 31, 2005 and 2004, the Bank had intangible assets totaling $19,926,000 and $20,927,000, respectively. The intangible assets resulted from the Bank's 1997 acquisitions of certain Wells Fargo branches and Sutter Buttes Savings Bank, the 2003 acquisition of North State National Bank, and an additional minimum pension liability related to the Company's supplemental retirement plans. Intangible assets at December 31, 2005 and 2004 were comprised of the following:

                                                      December 31,
                                                 2005             2004
                                              --------------------------
                                                (dollars in thousands)
Core-deposit intangible                         $3,061           $4,442
Additional minimum pension liability             1,346              966
Goodwill                                        15,519           15,519
                                              --------------------------
  Total intangible assets                      $19,926          $20,927
                                              ==========================

Amortization of core deposit intangible assets amounting to $1,381,000, $1,358,000, and $1,207,000, was recorded in 2005, 2004, and 2003, respectively.
The minimum pension liability intangible asset is not amortized but adjusted annually based upon actuarial estimates.

Deposits

Deposits at December 31, 2005 increased  $147,964,000  (11.0%) to $1,496,797,000 over 2004 year-end balances. All categories of deposits except savings increased in 2005. Included in the December 31, 2005 certificate of deposit balance is $20,000,000 from the State of California. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank's request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally favorable to other wholesale funding sources available to the Bank.

Deposits at December 31, 2004 increased $112,010,000 (9.1%) over the 2003 year-end balances to $1,348,833,000. All categories of deposits increased in 2004. Included in the December 31, 2004 certificate of deposit balances is $20,000,000 from the State of California.

Long-Term Debt

The Company repaid $51,000 and $43,000 of long-term debt during 2005 and 2004, respectively. See Note 7 to the consolidated financial statements at Item 8 of this report for a discussion about the Company's other borrowings, including long-term debt.

Junior Subordinated Debt

See Note 8 to the consolidated financial statements at Item 8 of this report for a discussion about the Company's issuance of junior subordinated debt during 2005 and 2004.

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

Interest Rate Risk Simulation of Net Interest Income and Net Income as of December 31, 2005

                                Estimated Change in       Estimated Change in
  Change in Interest         Net Interest Income (NII)       Net Income (NI)
  Rates (Basis Points)          (as % of "flat" NII)       (as % of "flat" NI)
  +300 (ramp)                        (1.89%)                    (3.42%)
  +200 (ramp)                        (1.31%)                    (2.38%)
  +100 (ramp)                        (0.75%)                    (1.35%)
  +   0 (flat)                            -                          -
  -100 (ramp)                         0.54%                      0.99%
  -200 (ramp)                         1.24%                      2.25%
  -300 (ramp)                         2.09%                      3.80%

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

The following table summarizes the effect on market value of equity due to changing interest rates as measured against a flat rate (no change) scenario:

Interest Rate Risk Simulation of Market Value of Equity as of December 31, 2005

                                               Estimated Change in
     Change in Interest                   Market Value of Equity (MVE)
     Rates (Basis Points)                     (as % of "flat" MVE)
     +300 (shock)                                    (5.21%)
     +200 (shock)                                    (3.71%)
     +100 (shock)                                    (1.99%)
     +   0 (flat)                                         -
     -100 (shock)                                     1.06%
     -200 (shock)                                     1.17%
     -300 (shock)                                         -

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

The following interest rate sensitivity table shows the Bank's repricing gaps as of December 31, 2005. In this table transaction deposits, which may be repriced at will by the Bank, have been included in the less than 3-month category. The inclusion of all of the transaction deposits in the less than 3-month repricing category causes the Bank to appear liability sensitive. Because the Bank may reprice its transaction deposits at will, transaction deposits may or may not reprice immediately with changes in interest rates. In recent years of moderate interest rate changes the Bank's earnings have reacted as though the gap
position  is  slightly   asset   sensitive   mainly  because  the  magnitude  of
interest-bearing liability repricing has been less than the magnitude of interest-earning asset repricing. This difference in the magnitude of asset and liability repricing is mainly due to the Bank's strong core deposit base, which although they may be repriced within three months, historically, the timing of their repricing has been longer than three months and the magnitude of their repricing has been minimal.

Due to the limitations of gap analysis, as described above, the Bank does not actively use gap analysis in managing interest rate risk. Instead, the Bank relies on the more sophisticated interest rate risk simulation model described above as its primary tool in measuring and managing interest rate risk.


Interest Rate Sensitivity - December 31, 2005
                                                                          Repricing within:
                                          -------------------------------------------------------------------------------
(dollars in thousands)                    Less than 3          3 - 6           6 - 12            1 - 5            Over
                                            months            months           months            years           5 years
                                          -------------------------------------------------------------------------------
Interest-earning  assets:
    Federal funds sold                        $2,377             $  --            $  --             $  --           $  --
    Securities                                32,180            19,812           39,610           138,229          30,447
    Loans                                    548,537            68,852           98,172           483,820         185,654
                                          -------------------------------------------------------------------------------
Total interest-earning assets               $583,094           $88,664         $137,782          $622,049        $216,101
                                          -------------------------------------------------------------------------------
Interest-bearing liabilities
    Transaction deposits                    $682,370             $  --            $  --             $  --           $  --
    Time                                     157,453           107,140           84,218            97,085             119
    Federal funds purchased                   96,800                 -                -                 -               -
    Other borrowings                           8,611                15               32            22,732               -
    Junior subordinated debt                  41,238                 -                -                 -               -
                                          -------------------------------------------------------------------------------
Total interest-bearing liabilities          $986,472          $107,155          $84,250          $119,817            $119
                                          -------------------------------------------------------------------------------
Interest sensitivity gap                   ($403,377)         ($18,490)         $53,531          $502,232        $215,983
Cumulative sensitivity gap                 ($403,377)        ($421,868)       ($368,336)         $133,895        $349,878
As a percentage of earning assets:
 Interest sensitivity gap                    (24.48%)           (1.12%)           3.25%            30.48%          13.11%
 Cumulative sensitivity gap                  (24.48%)          (25.60%)         (22.35%)            8.13%          21.23%


Liquidity

Liquidity refers to the Bank's ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet. Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Consolidated Statement of Cash Flows. Net cash used by investing activities totaled approximately $199,357,000 in 2005. Increased loan balances were responsible for the major use of funds in this category.

Liquidity is generated from liabilities through deposit growth and short-term borrowings. These activities are included under financing activities in the Consolidated Statement of Cash Flows. In 2005, financing activities provided funds totaling $192,340,000. Internal deposit growth provided funds amounting to $147,964,000. The Bank also had available correspondent banking lines of credit totaling $50,000,000 at year-end 2005. In addition, at December 31, 2005, the Company had loans and securities available to pledge towards future borrowings from the Federal Home Loan Bank of up to $279,671,000. As of December 31, 2005, the Company had $31,390,000 of long-term debt and other borrowings as described in Note 7 of the consolidated financial statements of the Company and the related notes at Item 8 of this report. While these sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided or used through the results of operating activities. In 2005, operating activities provided cash of $29,919,000.

The Bank classifies its entire investment portfolio as available for sale (AFS). The AFS securities plus cash and cash equivalents in excess of reserve requirements totaled $342,422,000 at December 31, 2005, which was 18.6% of total assets at that time. This was down from $347,573,000 and 21.4% at the end of 2004.

The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in the following table. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available. The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank's option. At December 31, 2005, 2004 and 2003, the Bank had $20,000,000 of these State deposits.

Certificates of Deposit in Denominations of $100,000 or More

                                         Amounts as of December 31,
                                    -----------------------------------
(dollars in thousands)                 2005          2004         2003
                                    -----------------------------------
Time remaining until maturity:
Less than 3 months                   $83,280       $57,500      $39,264
3 months to 6 months                  43,125        13,910       11,018
6 months to 12 months                 30,416        17,581        9,413
More than 12 months                   38,958        40,415       34,805
                                    -----------------------------------
  Total                             $195,779      $129,406      $94,500
                                    ===================================

Loan demand also affects the Bank's liquidity position. The following table presents the maturities of loans, net of deferred loan costs, at December 31, 2005:


                                                                                 After
                                                                                One But
                                                               Within           Within            After 5
                                                              One Year          5 Years            Years            Total
                                                             ---------------------------------------------------------------
                                                                                  (dollars in thousands)
Loans with predetermined interest rates:
  Commercial, financial and agricultural                        $19,091          $33,579            $2,750          $55,420
  Consumer installment                                           66,493          116,712            63,916          247,121
  Real estate mortgage                                           29,172           99,471           139,264          267,907
  Real estate construction                                       28,787              639             7,559           36,985
                                                             ---------------------------------------------------------------
                                                               $143,543         $250,401          $213,489         $607,433
Loans with floating interest rates:                          ---------------------------------------------------------------
  Commercial, financial and agricultural                        $61,291          $25,217            $1,247          $87,755
  Consumer installment                                          261,112                -                 -          261,112
  Real estate mortgage                                           27,569           74,480           253,555          355,604
  Real estate construction                                       29,914           24,505            18,712           73,131
                                                             ---------------------------------------------------------------
                                                               $379,886         $124,202          $273,514         $777,602
                                                             ---------------------------------------------------------------
     Total loans                                               $523,429         $374,603          $487,003       $1,385,035
                                                             ===============================================================


The maturity distribution and yields of the investment portfolio at December 31, 2005 is presented in the following table. The timing of the maturities indicated in the table below is based on final contractual maturities. Most mortgage-backed securities return principal throughout their contractual lives. As such, the weighted average life of mortgage-backed securities based on outstanding principal balance is usually significantly shorter than the final contractual maturity indicated below. At December 31, 2005, the Bank had no held-to-maturity securities.


                                                       After One Year   After Five Years
                                          Within         but Through       but Through        After Ten
                                         One Year        Five Years         Ten Years           Years             Total
                                      ------------------------------------------------------------------------------------
                                       Amount  Yield     Amount Yield     Amount  Yield     Amount  Yield    Amount  Yield
                                      ------------------------------------------------------------------------------------
Securities Available-for-Sale                                        (dollars in thousands)
------------------------------
Obligations of US government
  corporations and agencies             $153   5.46%    $8,536  5.18%   $177,151  3.97%    $22,993  5.58%  $208,833  4.19%
Obligations of states and
  political subdivisions                 276   5.37%     1,030  6.64%     13,953  7.98%     22,490  7.39%    37,749  7.57%
Corporate bonds                        2,050   7.65%         -     -           -     -      11,646  5.39%    13,696  5.73%
--------------------------------------------------------------------------------------------------------------------------
Total securities available-for-sale   $2,479   7.26%    $9,566  5.34%   $191,104  4.26%    $57,129  6.25%  $260,278  4.76%
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

Off-Balance Sheet Items

The Bank has certain ongoing commitments under operating and capital leases. See
Note 5 of the financial statements at Item 8 of this report for the terms. These commitments do not significantly impact operating results. As of December 31, 2005 commitments to extend credit and commitments related to the Bank's deposit overdraft privilege product were the Bank's only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $626,490,000 and $445,054,000 at December 31, 2005 and 2004, respectively, and represent 45.2% of the total loans outstanding at year-end 2005 versus 38.0% at December 31, 2004. Commitments related to the Bank's deposit overdraft privilege product totaled $35,002,000 and $28,815,000 at December 31, 2005 and 2004, respectively.

Certain Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of December 31, 2005:


                                                              Less than        1-3          3-5       More than
(dollars in thousands)                             Total      one year        years        years       5 years
                                                 ----------------------------------------------------------------
Federal funds purchased                           $96,800      $96,800            -            -            -
FHLB loan, fixed rate of 5.41%
   payable on April 7, 2008, callable
   in its entirety by FHLB on a quarterly
   basis beginning April 7, 2003                   20,000            -       20,000            -            -
FHLB loan, fixed rate of 5.35%
   payable on December 9, 2008                      1,500            -        1,500            -            -
FHLB loan, fixed rate of 5.77%
   payable on February 23, 2009                     1,000            -            -        1,000            -
Capital lease obligation on premises,
   effective rate of 13% payable
   monthly in varying amounts
   through December 1, 2009                           293            -            -          293            -
Other collateralized borrowings,
   fixed rate of  1.44% payable on
   January 3, 2006                                  8,597        8,597            -            -            -
Junior subordinated debt, adjustable rate
   of three-month LIBOR plus 3.05%,
   callable in whole or in part by the
   Company on a quarterly basis beginning
   October 7, 2008, matures October 7, 2033        20,619            -            -            -       20,619
Junior subordinated debt, adjustable rate
   of three-month LIBOR plus 2.55%,
   callable in whole or in part by the
   Company on a quarterly basis beginning
   July 23, 2009, matures July 23, 2034            20,619            -            -            -       20,619
Operating lease obligations                         7,095        1,522        2,600        1,888        1,085
Deferred compensation(1)                            1,464          264          481          454          265
Supplemental retirement plans(1)                    4,528          477          938          926        2,187
Employment agreements                                 119          119            -            -            -
                                                 ----------------------------------------------------------------
Total contractual obligations                    $182,634     $107,779      $25,519       $4,561      $44,775
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Market Risk Management" under Item 7 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
                                                                       Page

  Consolidated Balance Sheets as of December 31, 2005 and 2004          43
  Consolidated Statements of Income for
      the years ended December 31, 2005, 2004, and 2003                 44
  Consolidated Statements of Changes in Shareholders' Equity
      for the years ended December 31, 2005, 2004, and 2003             45
  Consolidated Statements of Cash Flows for the years ended
      December 31, 2005, 2004, and 2003                                 46
  Notes to Consolidated Financial Statements                            47
  Management's Report of Internal Control over Financial Reporting      74
  Independent Registered Public Accounting Firm's Reports               75

                                TRICO BANCSHARES
                           CONSOLIDATED BALANCE SHEETS

                                                        At December 31,
                                                     2005            2004
                                               ---------------------------------
                                               (in thousands, except share data)
Assets:
Cash and due from banks                             $90,562         $70,037
Federal funds sold                                    2,377               -
                                               ---------------------------------
Cash and cash equivalents                            92,939          70,037
Securities available-for-sale                       260,278         286,013
Federal Home Loan Bank stock, at cost                 7,602           6,781
Loans, net of allowance for loan losses
   of $16,226 and $14,525                         1,368,809       1,158,442
Foreclosed assets, net of allowance for losses
   of $180 and $180                                       -               -
Premises and equipment, net                          21,291          19,853
Cash value of life insurance                         41,768          40,479
Accrued interest receivable                           7,641           6,473
Goodwill                                             15,519          15,519
Other intangible assets, net                          4,407           5,408
Other assets                                         21,021          18,501
                                               ---------------------------------
    Total assets                                 $1,841,275      $1,627,506
                                               =================================
Liabilities and Shareholders' Equity:
Liabilities:
Deposits:
    Noninterest-bearing demand                     $368,412        $311,275
    Interest-bearing                              1,128,385       1,037,558
                                               ---------------------------------
Total deposits                                    1,496,797       1,348,833
Federal funds purchased                              96,800          46,400
Accrued interest payable                              4,506           3,281
Reserve for unfunded commitments                      1,813           1,532
Other liabilities                                    19,238          19,938
Other borrowings                                     31,390          28,152
Junior subordinated debt                             41,238          41,238
                                               ---------------------------------
    Total liabilities                             1,691,782       1,489,374
                                               ---------------------------------
Commitments and contingencies (Notes 5, 9, 14 and 16)

Shareholders' equity:
Common stock, no par value: 50,000,000
   shares authorized; issued and outstanding:
     15,707,835 at December 31, 2005                 71,412
     15,723,317 at December 31, 2004                                 70,699
  Retained earnings                                  81,906          67,785
  Accumulated other comprehensive loss, net          (3,825)           (352)
                                               ---------------------------------
   Total shareholders' equity                       149,493         138,132
                                               ---------------------------------
   Total liabilities and shareholders' equity    $1,841,275      $1,627,506
                                               =================================

Share data for all periods have been adjusted to reflect the 2-for-1 stock split paid on April 30, 2004. The accompanying notes are an integral part of these consolidated financial statements.


                                            TRICO BANCSHARES
                                   CONSOLIDATED STATEMENTS OF INCOME

                                                                          Years ended December 31,
                                                                 ------------------------------------------
                                                                     2005           2004           2003
                                                                 ------------------------------------------
                                                                    (in thousands, except per share data)
Interest and dividend income:
  Loans, including fees                                            $86,379        $72,637        $60,997
  Debt securities:
    Taxable                                                         10,268         10,312         10,692
    Tax exempt                                                       1,778          1,728          1,940
  Dividends                                                            306            237            211
  Federal funds sold                                                    25             18            129
                                                                 ------------------------------------------
    Total interest and dividend income                              98,756         84,932         73,969
                                                                 ------------------------------------------
Interest expense:
  Deposits                                                          14,902         10,171         11,257
  Federal funds purchased                                            1,784            510            189
  Other borrowings                                                   1,361          1,301          1,288
  Junior subordinated debt                                           2,482          1,381            355
                                                                 ------------------------------------------
    Total interest expense                                          20,529         13,363         13,089
                                                                 ------------------------------------------
Net interest income                                                 78,227         71,569         60,880

Provision for loan losses                                            2,169          2,901          1,058
                                                                 ------------------------------------------
Net interest income after provision for loan losses                 76,058         68,668         59,822
                                                                 ------------------------------------------
Noninterest income:
  Service charges and fees                                          18,152         17,691         14,541
  Gain on sale of investments                                            -              -            197
  Gain on sale of loans                                              1,679          1,659          4,168
  Commissions on sale of non-deposit investment products             2,242          2,327          1,766
  Increase in cash value of life insurance                           1,507          1,499          1,296
  Other                                                              1,310          1,618            941
                                                                 ------------------------------------------
  Total noninterest income                                          24,890         24,794         22,909
                                                                 ------------------------------------------
Noninterest expense:
  Salaries and related benefits                                     33,926         33,191         29,714
  Other                                                             28,184         27,637         26,005
                                                                 ------------------------------------------
  Total noninterest expense                                         62,110         60,828         55,719
                                                                 ------------------------------------------
Income before income taxes                                          38,838         32,634         27,012
                                                                 ------------------------------------------
  Provision for income taxes                                        15,167         12,452         10,124
                                                                 ------------------------------------------
Net income                                                         $23,671        $20,182        $16,888
                                                                 ==========================================
Earnings per share:
  Basic                                                              $1.51          $1.29          $1.11
  Diluted                                                            $1.45          $1.24          $1.07


Per share data for all periods have been adjusted to reflect the 2-for-1 stock split paid on April 30, 2004. The accompanying notes are an integral part of these consolidated financial statements.


                                TRICO BANCSHARES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years Ended December 31, 2005, 2004 and 2003

                                                                              Accumulated
                                              Shares of                          Other
                                               Common     Common   Retained  Comprehensive
                                                Stock      Stock   Earnings  (Loss) Income   Total
                                             ------------------------------------------------------
                                                        (in thousands, except share data)
Balance at December 31, 2002                 14,121,930   $50,472   $46,239     $2,303     $99,014
Comprehensive income:                                                                     ---------
  Net income                                                         16,888                 16,888
  Change in net unrealized gain on
    Securities available for sale, net                                            (529)       (529)
  Change in minimum pension liability, net                                          40          40
                                                                                          ---------
    Total comprehensive income                                                              16,399
Stock options exercised                         154,294       717                              717
Tax benefit of stock options exercised                        440                              440
Issuance of stock and options
  related to merger                           1,447,024    18,383                           18,383

Repurchase of common stock                      (55,000)     (245)     (608)                  (853)
Dividends paid ($0.40 per share)                                     (6,140)                (6,140)
                                             ------------------------------------------------------
Balance at December 31, 2003                 15,668,248   $69,767   $56,379     $1,814    $127,960
Comprehensive income:                                                                     ---------
  Net income                                                         20,182                 20,182
  Change in net unrealized gain on
    Securities available for sale, net                                          (1,936)     (1,936)
  Change in minimum pension liability, net                                        (230)       (230)
                                                                                          ---------
    Total comprehensive income                                                              18,016
Stock options exercised                         222,669     1,348                            1,348
Tax benefit of stock options exercised                        330                              330
Repurchase of common stock                     (167,600)     (746)   (2,047)                (2,793)
Dividends paid ($0.43 per share)                                     (6,729)                (6,729)
                                             ------------------------------------------------------
Balance at December 31, 2004                 15,723,317   $70,699   $67,785      ($352)   $138,132
Comprehensive income:                                                                     ---------
  Net income                                                         23,671                 23,671
  Change in net unrealized loss on
    Securities available for sale, net                                          (3,336)     (3,336)
  Change in minimum pension liability, net                                        (137)       (137)
                                                                                          ---------
    Total comprehensive income                                                              20,198
Stock options exercised                         136,289       972                              972
Tax benefit of stock options exercised                        425                              425
Repurchase of common stock                     (151,771)     (684)   (2,477)                (3,161)
Dividends paid ($0.45 per share)                                     (7,073)                (7,073)
                                             ------------------------------------------------------
Balance at December 31, 2005                 15,707,835   $71,412   $81,906    ($3,825)   $149,493
                                             ======================================================


Share and per share data for all periods have been adjusted to reflect the 2-for-1 stock split paid on April 30, 2004. The accompanying notes are an integral part of these consolidated financial statements.


                                                 TRICO BANCSHARES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                              Years Ended December 31,
                                                                ----------------------------------------------------
                                                                     2005               2004                2003
                                                                ----------------------------------------------------
                                                                                   (in thousands)
Operating Activities:
   Net income                                                      $23,671            $20,182             $16,888
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation of premises and equipment, and amortization      3,821              3,402               3,059
       Amortization of intangible assets                             1,381              1,358               1,207
       Provision for loan losses                                     2,169              2,901               1,058
       Amortization of investment securities premium, net            1,236              1,845               3,514
       Gain on sale of investments                                       -                  -                (197)
       Originations of loans for resale                            (76,542)           (88,158)           (175,640)
       Proceeds from sale of loans originated for resale            77,398             89,015             177,860
       Gain on sale of loans                                        (1,679)            (1,659)             (4,168)
       Amortization of mortgage servicing rights                       661                739               1,356
       (Recovery of) provision for mortgage
          servicing rights valuation allowance                           -               (600)                600
       Loss (gain) on sale of fixed assets                              94                (23)                  2
       Gain on sale of foreclosed assets                                 -               (566)               (113)
       Increase in cash value of life insurance                     (1,507)            (1,499)             (1,296)
       Deferred income tax benefit                                  (2,223)            (1,130)               (282)
       Change in:
         Interest receivable                                        (1,168)              (446)                159
         Interest payable                                            1,225                643                (289)
         Other assets and liabilities, net                           1,382              3,459               3,299
                                                                ----------------------------------------------------
         Net cash provided by operating activities                  29,919             29,463              27,017
                                                                ----------------------------------------------------
Investing activities:
   Net cash obtained in mergers and acquisitions                         -                  -               7,450
   Proceeds from maturities of securities available-for-sale        58,755             79,442             205,021
   Proceeds from sale of securities available-for-sale                   -                  -              22,320
   Purchases of securities available-for-sale                      (40,013)           (59,091)           (168,953)
   Purchase of Federal Home Loan Bank stock                           (821)            (1,997)               (210)
   Loan originations and principal collections, net               (212,536)          (192,992)           (221,235)
Proceeds from sale of premises and equipment                            24                545                  20
   Purchases of premises and equipment                              (4,766)            (3,753)             (2,746)
   Proceeds from sale of foreclosed assets                               -              1,490                 726
   Investment in subsidiary                                              -               (619)               (619)
   Purchase of life insurance                                            -                  -             (22,475)
                                                                ----------------------------------------------------
         Net cash used by investing activities                    (199,357)          (176,975)           (180,701)
                                                                ----------------------------------------------------
Financing activities:
   Net increase in deposits                                        147,964            112,010             105,537
   Net change in federal funds purchased                            50,400              6,900              39,500
   Payments of principal on long-term other borrowings                 (51)               (43)                (37)
   Net change in short-term other borrowings                         3,289              5,308                   -
   Issuance of junior subordinated debt                                  -             20,619              20,619
   Repurchase of common stock                                       (3,161)            (2,793)               (853)
   Dividends paid                                                   (7,073)            (6,729)             (6,140)
   Exercise of stock options                                           972              1,348                 717
                                                                ----------------------------------------------------
         Net cash provided by financing activities                 192,340            136,620             159,343
                                                                ----------------------------------------------------
Net change in cash and cash equivalents                             22,902            (10,892)              5,659
                                                                ----------------------------------------------------
Cash and cash equivalents and beginning of year                     70,037             80,929              75,270
                                                                ----------------------------------------------------
Cash and cash equivalents at end of year                           $92,939            $70,037             $80,929
                                                                ====================================================
Supplemental disclosure of noncash activities:
   Unrealized loss on securities available for sale                ($5,757)           ($3,263)              ($990)
   Loans transferred to foreclosed assets                                -                  -                 613
Supplemental disclosure of cash flow activity:
   Cash paid for interest expense                                   19,304             12,720              13,378
   Cash paid for income taxes                                       16,215             14,630               8,160
   Income tax benefit from stock option exercises                      425                330                 440
The acquisition of North State National Bank Involved the following:
   Common stock issued                                                                                     18,383
   Liabilities assumed                                                                                    126,648
   Fair value of assets acquired, other than cash and cash equivalents                                   (118,697)
   Core deposit intangible                                                                                 (3,365)
   Goodwill                                                                                               (15,519)
   Net cash and cash equivalents received                                                                  $7,450


The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Tri Counties Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations
The Company operates 32 branch offices and 17 in-store branch offices in the California counties of Butte, Contra Costa, Del Norte, Fresno, Glenn, Kern, Lake, Lassen, Madera, Mendocino, Merced, Nevada, Placer, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare, Yolo and Yuba. The Company's operating policy since its inception has emphasized retail banking. Most of the Company's customers are retail customers and small to medium sized businesses.

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

Investment Securities
The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. In 2005 and 2004, the Company did not have any securities classified as either held-to-maturity or trading.

Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of other accumulated comprehensive income
(loss) in shareholders' equity until realized.

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

Federal Home Loan Bank Stock
The Bank is a member of both the Federal Home Loan Bank of San Francisco ("FHLB"), and as a condition of membership, it is required to purchase stock. The amount of FHLB stock required to be purchased is based on the borrowing capacity desired by the Bank. While technically these are considered equity securities, there is no market for the FHLB stock. Therefore, the shares are considered as restricted investment securities. Such investment is carried at cost.

Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors of current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. At December 31, 2005 and 2004, the Company had no loans held for sale.

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

Based on the current conditions of the loan portfolio, Management believes that the allowance for loan losses and the reserve for unfunded commitments, which collectively stand at $18,039,000 at December 31, 2005, are adequate to absorb probable losses inherent in the Company's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

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

The following table summarizes the Company's mortgage servicing rights recorded in other assets as of December 31, 2005 and 2004.

                               December 31,                         December 31,
   (Dollars in thousands)         2004      Additions   Reductions     2005
                               -------------------------------------------------
   Mortgage Servicing Rights     $3,476       $823        ($661)      $3,638
   Valuation allowance                -          -            -            -
                               -------------------------------------------------
   Mortgage servicing rights, net
      of valuation allowance     $3,476       $823        ($661)      $3,638
                               =================================================

At December 31, 2005 and 2004, the Company serviced real estate mortgage loans for others of $373 million and $368 million, respectively. At December 31, 2005 and 2004, the fair value of the Company's mortgage servicing rights assets was $3,673,000 and $3,568,000, respectively. The fair value of mortgage servicing rights was determined using a discount rate of 10%, prepayment speeds ranging from 8% to 22%, depending on stratification of the specific servicing right, and a weighted average default rate of 0%. Based on conditions at December 31, 2005, estimated aggregate annual amortization expense related to mortgage servicing rights is expected to be $633,000 in each of the next five years.

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

Goodwill and Other Intangible Assets Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

As of the date of adoption, the Company had identifiable intangible assets consisting of core deposit premiums and minimum pension liability. Core deposit premiums are amortized using an accelerated method over a period of ten years. Intangible assets related to minimum pension liability are adjusted annually based upon actuarial estimates.

The following table summarizes the Company's core deposit intangibles as of December 31, 2005 and 2004.

                               December 31,                         December 31,
 (Dollar in Thousands)            2004      Additions   Reductions      2005
                               -------------------------------------------------
 Core deposit intangibles       $13,643          -             -      $13,643
 Accumulated amortization        (9,201)         -       ($1,381)     (10,582)
                               -------------------------------------------------
 Core deposit intangibles, net   $4,442          -       ($1,381)      $3,061
                               =================================================

Core deposit intangibles are amortized over their expected useful lives. Such lives are periodically reassessed to determine if any amortization period adjustments are indicated. The following table summarizes the Company's estimated core deposit intangible amortization for each of the five succeeding years:

                                           Estimated Core Deposit
                                           Intangible Amortization
             Years Ended                    (Dollar in thousands)
            -------------                 -------------------------
                2006                                $1,395
                2007                                  $490
                2008                                  $523
                2009                                  $328
                2010                                  $260
             Thereafter                                $65

The  following  table  summarizes  the  Company's   minimum  pension   liability
intangible as of December 31, 2005 and 2004.

                                    December 31,                    December 31,
(Dollar in Thousands)                  2004     Additions Reductions    2005
                                    --------------------------------------------
Minimum pension liability intangible   $966        $380         -     $1,346
                                    ============================================

Intangible assets related to minimum pension liability are adjusted annually based upon actuarial estimates.

The following table summarizes the Company's goodwill intangible as of December 31, 2005 and 2004.

                                    December 31,                    December 31,
(Dollar in Thousands)                  2004     Additions Reductions    2005
                                    --------------------------------------------
Goodwill                             $15,519         -          -     $15,519
                                    ============================================

Impairment of Long-Lived Assets and Goodwill
Long-lived assets, such as premises and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

Had compensation cost for the Company's option plans been determined in accordance with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


(in thousands, except per share amounts)                    2005         2004         2003
Net income                          As reported           $23,671      $20,182      $16,888
                                      Pro forma           $23,267      $19,710      $16,622
Basic earnings per share            As reported             $1.51        $1.29        $1.11
                                      Pro forma             $1.48        $1.26        $1.09
Diluted earnings per share          As reported             $1.45        $1.24        $1.07
                                      Pro forma             $1.42        $1.21        $1.05
Stock-based employee compensation
   cost, net of related tax effects,
   included in net income           As reported                $0           $0           $0
                                      Pro forma              $404         $472         $266


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005, 2004, and 2003: risk-free interest rate of 3.90%, 3.39%, and 2.87%; expected dividend yield of 2.2%, 2.3%, and 3.3%;
expected life of 6.5 years, 6 years, and 6 years; expected volatility of 21%, 19%, and 27%, respectively. The weighted average grant date fair value of an option to purchase one share of common stock granted in 2005, 2004, and 2003 was $4.30, $3.15, and $4.29, respectively.

The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method that requires compensation expense be recorded for all unvested stock options at January 1, 2006. The adoption of SFAS 123R impacted the Company's consolidated results of operations and earnings per share similarly to the current pro forma disclosures under SFAS 123.

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

Earnings per share have been computed based on the following:

                                                     Years ended December 31,
                                                  ------------------------------
                                                    2005       2004       2003
                                                  ------------------------------
                                                          (in thousands)
Net income                                        $23,671    $20,182    $16,888

Average number of common shares outstanding        15,708     15,660     15,282
Effect of dilutive stock options                      623        610        475
                                                  ------------------------------
Average number of common shares outstanding
   used to calculate diluted earnings per share    16,331     16,270     15,757
                                                  ==============================

There were no options excluded from the computation of diluted earnings per share for the years ended December 31, 2005, 2004, and 2003, respectively, because the effect of these options was antidilutive.

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

The components of other comprehensive income and related tax effects are as follows:


                                                                                            Years Ended December 31,
                                                                                  -------------------------------------------
                                                                                     2005             2004            2003
                                                                                  -------------------------------------------
                                                                                                 (in thousands)
Unrealized holding losses on available-for-sale securities                         ($5,757)         ($3,263)          ($990)
Tax effect                                                                           2,421            1,327             461
                                                                                  -------------------------------------------
    Unrealized holding losses on available-for-sale securities, net of tax          (3,336)          (1,936)           (529)
                                                                                  -------------------------------------------
Change in minimum pension liability                                                   (292)            (385)             67
Tax effect                                                                             155              155             (27)
                                                                                  -------------------------------------------
   Change in minimum pension liability, net of tax                                    (137)            (230)             40
                                                                                  -------------------------------------------
                                                                                   ($3,473)         ($2,166)          ($489)
                                                                                  ===========================================


The   components  of  accumulated   other   comprehensive   loss,   included  in
shareholders' equity, are as follows:


                                                                                         December 31,
                                                                                  ---------------------------
                                                                                     2005             2004
                                                                                  ---------------------------
                                                                                        (in thousands)
Net unrealized (loss) gain on available-for-sale securities                        ($4,750)          $1,007
Tax effect                                                                           1,997             (424)
                                                                                  ---------------------------
    Unrealized holding (losses) gains on available-for-sale
    securities, net of tax                                                          (2,753)             583
                                                                                  ---------------------------
Minimum pension liability                                                           (1,851)          (1,559)
Tax effect                                                                             779              624
                                                                                  ---------------------------
   Minimum pension liability, net of tax                                            (1,072)            (935)
                                                                                  ---------------------------
Accumulated other comprehensive loss                                               ($3,825)           ($352)
                                                                                  ===========================


Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim reporting period of the Company's fiscal year beginning after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company adopted SFAS 123R on January 1, 2006 using a modified version of prospective application ("modified prospective application"). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new grants and to grants modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of grants for which the requisite service has not been rendered (generally referring to non-vested grants) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier grants will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation.

Based on the stock-based compensation awards outstanding as of December 31, 2005 for which the requisite service was not fully rendered prior to January 1, 2006, the Company expects to recognize total pre-tax compensation cost of approximately $869,000 related to outstanding stock option grants, of which approximately $139,000 is expected to be recognized in the first quarter of 2006, in accordance with the accounting requirements of SFAS 123R. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption SFAS 123R.

In May 2005, the FASB issued FASB Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, (SFAS 154) a Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 "Accounting Changes," requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Reclassifications
Certain amounts previously reported in the 2004 and 2003 financial statements have been reclassified to conform to the 2005 presentation. These reclassifications did not affect previously reported net income or total shareholders' equity.

Note 2 - Restricted Cash Balances

Reserves (in the form of deposits with the Federal Reserve Bank) of $10,795,000 and $8,477,000 were maintained to satisfy Federal regulatory requirements at December 31, 2005 and 2004. These reserves are included in cash and due from banks in the accompanying balance sheets.

Note 3 - Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:


                                                                                  December 31, 2005
                                                           ------------------------------------------------------------
                                                                               Gross            Gross         Estimated
                                                           Amortized        Unrealized       Unrealized         Fair
                                                             Cost              Gains           Losses           Value
                                                           ------------------------------------------------------------
Securities Available-for-Sale                                                      (in thousands)
Obligations of U.S. government corporations and agencies    $214,781            $495          $(6,443)        $208,833
Obligations of states and political subdivision               36,484           1,283              (18)          37,749
Corporate debt securities                                     13,763             116             (183)          13,696
                                                           ------------------------------------------------------------
    Total securities available-for-sale                     $265,028          $1,894          $(6,644)        $260,278
                                                           ============================================================


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
                                                           ============================================================


The amortized cost and estimated fair value of debt securities at December 31, 2005 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2005, obligations of U.S. government corporations and agencies with a cost basis totaling $214,781,000 consist almost entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S.
government corporations and agencies is categorized based on final maturity date. At December 31, 2005, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 3.0 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

                                                                     Estimated
                                                Amortized              Fair
                                                  Cost                 Value
                                               ---------------------------------
                                                         (in thousands)
Investment Securities
Due in one year                                   $2,428               $2,479
Due after one year through five years              9,521                9,566
Due after five years through ten years           196,800              191,104
Due after ten years                               56,279               57,129
                                               ---------------------------------
Totals                                          $265,028             $260,278
                                               =================================

Proceeds from sales of investment securities were as follows:

                          Gross             Gross             Gross
For the Year            Proceeds            Gains            Losses
---------------------------------------------------------------------
                                       (in thousands)

    2005                $    --              $ --              $--
    2004                     --                --               --
    2003                $22,320              $197              $--

Investment securities with an aggregate carrying value of $171,921,000 and $184,287,000 at December 31, 2005 and 2004, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005, were as follows:


                                                 Less than 12 months     12 months or more           Total
                                               ----------------------- ---------------------  --------------------
                                                 Fair     Unrealized      Fair    Unrealized    Fair    Unrealized
                                                 Value       Loss         Value      Loss       Value      Loss
                                               -------------------------------------------------------------------
Securities Available-for-Sale:                                             (in thousands)
Obligations of U.S. government
   corporations and agencies                    $71,953    ($1,828)     $114,511   ($4,615)   $186,464   ($6,443)
Obligations of states and
   political subdivisions                         2,130        (18)           --        --       2,130       (18)
Corporate debt securities                            --         --         6,746      (183)      6,746      (183)
                                               -------------------------------------------------------------------
Total securities available-for-sale             $74,083    ($1,846)     $121,257   ($4,798)   $195,340   ($6,644)
                                               ===================================================================


Obligations of U.S. government corporations and agencies: The unrealized losses on investments in obligations of U.S. government corporations and agencies were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. At December 31, 2005, 56 debt securities representing obligations of U.S. government corporations and agencies had unrealized losses with aggregate depreciation of 3.3% from the Company's amortized cost basis.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by interest rate increases. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. At December 31, 2005, 4 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 0.8% from the Company's amortized cost basis.

Corporate debt securities: The investments in corporate debt securities with unrealized losses are comprised of variable-rate trust preferred bonds issued by bank holding companies that mature in 2027 and 2028. The unrealized losses on corporate debt securities were caused by interest rate increases. One of the bank holding companies representing $4,849,000 of the $6,746,000 of corporate bonds with unrealized losses are rated investment grade by major outside credit rating agencies, and their credit ratings have not diminished since the bonds were purchased by the Company. The two bank holding companies representing the remaining $1,897,000 of bonds are not rated by credit rating agencies. At least annually, the Company performs its own analysis of the credit worthiness of each of the corporate debt issuing companies in question. Nothing in those analyses indicates that the unrealized losses are due to anything other than increases in interest rates. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the intent and ability to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. At December 31, 2005, 3 corporate debt securities had unrealized losses with aggregate depreciation of 2.6% from the Company's amortized cost basis.

Note 4 - Loans

A summary of the balances of loans follows:

                                                          December 31,
                                                  ---------------------------
                                                      2005           2004
                                                  ---------------------------
                                                         (in thousands)
Mortgage loans on real estate:
   Residential 1-4 family                            $98,960        $94,296
   Commercial                                        527,937        453,157
                                                  ---------------------------
     Total mortgage loan on real estate              626,897        547,453
                                                  ---------------------------
Consumer:
   Home equity lines of credit                       283,574        223,345
   Home equity loans                                  85,695         86,092
   Auto Indirect                                     119,640         80,668
   Other                                              14,246         15,658
                                                  ---------------------------
     Total consumer loans                            503,155        405,763
                                                  ---------------------------
Commercial                                           143,267        140,446
                                                  ---------------------------
Construction:
   Residential 1-4 family                             31,356         30,653
   Other construction                                 79,641         48,073
                                                  ---------------------------
     Total construction                              110,997         78,726
                                                  ---------------------------
Total loans                                        1,384,316      1,172,388
                                                  ---------------------------
Less:  Allowance for loan losses                     (16,226)       (14,525)
       Net deferred loan costs                           719            579
                                                  ---------------------------
Total loans, net                                  $1,368,809     $1,158,442
                                                  ===========================

Loans with an aggregate carrying value of $434,985,000 and $70,930,000 at December 31, 2005 and 2004, respectively, were pledged as collateral for specific borrowings and lines of credit.

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (dollars in thousands):

                                                  Years Ended December 31,
                                            ------------------------------------
                                              2005          2004          2003
                                            ------------------------------------
     Allowance for loan losses:
     Balance at beginning of year           $14,525       $12,890       $13,686
     Addition through merger                      -             -           928
     Provision for loan losses                2,169         2,901         1,058
     Loans charged off                       (1,679)       (1,632)       (3,753)
     Recoveries of previously
       charged-off loans                      1,211           366           971
                                            ------------------------------------
       Net charge-offs                         (468)       (1,266)       (2,782)
                                            ------------------------------------
     Balance at end of year                 $16,226       $14,525       $12,890
                                            ====================================
     Reserve for unfunded commitments:
     Balance at beginning of year            $1,532          $883          $691
     Provision for losses -
       Unfunded commitments                     281           649           192
                                            ------------------------------------
     Balance at end of year                  $1,813        $1,532          $883
                                            ====================================
     Balance at end of year:
     Allowance for loan losses              $16,226       $14,525       $12,890
     Reserve for unfunded commitments         1,813         1,532           883
                                            ------------------------------------
     Allowance for losses                   $18,039       $16,057       $13,773
                                            ====================================
     As a percentage of total loans:
     Allowance for loan losses                1.17%         1.24%         1.31%
     Reserve for unfunded commitments         0.13%         0.13%         0.09%
                                            ------------------------------------
     Allowance for losses                     1.30%         1.37%         1.40%
                                            ====================================

Loans classified as nonaccrual, net of guarantees of the U.S. government, including its agencies and its government-sponsored agencies, amounted to approximately $2,961,000, $4,845,000 and $4,360,000 at December 31, 2005, 2004,
and 2003, respectively. These nonaccrual loans were classified as impaired and are included in the recorded balance in impaired loans for the respective years shown below. If interest on those loans had been accrued, such income would have been approximately $957,000, $1,231,000 and $1,071,000 in 2005, 2004 and 2003,
respectively. Loans 90 days past due and still accruing, net of guarantees of the U.S. government, including its agencies and its government-sponsored agencies, amounted to approximately $0, $61,000 and $34,000 at December 31, 2005, 2004, and 2003, respectively.

As of December 31, the Company's recorded investment in impaired loans, net of guarantees of the U.S. government, and the related valuation allowance were as follows (in thousands):

                                                            2005
                                           -------------------------------------
                                             Recorded                 Valuation
                                            Investment                Allowance
                                           -------------------------------------
Impaired loans -
  Valuation allowance required                 $2,961                    $717
  No valuation allowance required                  --                      --
                                           -------------------------------------
    Total impaired loans                       $2,961                    $717
                                           =====================================

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
                                           =====================================

This valuation allowance is included in the allowance for loan losses shown above for the respective year. The average recorded investment in impaired loans was $3,903,000, $4,603,000 and $6,270,000 for the years ended December 31, 2005,
2004 and 2003, respectively. The Company recognized interest income on impaired loans of $736,000, $965,000 and $372,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 5 - Premises and Equipment

Premises and equipment were comprised of:

                                                       December 31,
                                            ---------------------------------
                                              2005                     2004
                                            ---------------------------------
                                                      (in thousands)
Premises                                     $17,349                 $15,524
Furniture and equipment                       21,234                  20,143
                                            ---------------------------------
                                              38,583                  35,667
Less:  Accumulated depreciation              (21,084)                (19,646)
                                            ---------------------------------
                                              17,499                  16,021
Land and land improvements                     3,792                   3,832
                                            ---------------------------------
                                             $21,291                 $19,853
                                            =================================

Depreciation of premises and equipment amounted to $3,210,000, $2,899,000 and $2,701,000 in 2005, 2004, and 2003, respectively.

The Company leases one building for which the lease is accounted for as a capital lease. The cost basis of the building under this capital lease is $831,000 with accumulated depreciation of $717,000 and $690,000 at December 31, 2005 and 2004, respectively. The cost basis and accumulated depreciation of this building under capital lease are recorded in the balance of premises and equipment. Depreciation related to this building under capital lease is included in the depreciation of premises and equipment noted above.

At December 31, 2005, future minimum commitments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:

                                             Capital              Operating
                                             Leases                Leases
                                           ----------------------------------
                                                     (in thousands)
2006                                            $93                 $1,522
2007                                             94                  1,345
2008                                             95                  1,255
2009                                             96                  1,080
2010                                              -                    808
Thereafter                                        -                  1,085
                                           ----------------------------------
Future minimum lease payments                   378                 $7,095
Less amount representing interest                85
                                           -----------
Present value of future lease payments         $293
                                           ===========

Rent expense under operating leases was $1,855,000 in 2005, $1,644,000 in 2004, and $1,442,000 in 2003.

Note 6 - Deposits

A summary of the balances of deposits follows:

                                                       December 31,
                                               ---------------------------
                                                   2005           2004
                                               ---------------------------
                                                      (in thousands)

Noninterest-bearing demand                       $368,412       $311,275
Interest-bearing demand                           244,193        230,763
Savings                                           438,177        474,414
Time certificates, $100,000 and over              195,779        129,406
Other time certificates                           250,236        202,975
                                               ---------------------------
   Total deposits                              $1,496,797     $1,348,833
                                               ===========================

Certificate of deposit balances of $20,000,000 from the State of California were included in time certificates, $100,000 and over, at December 31, 2005 and 2004. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank's request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally favorable to other wholesale funding sources available to the Bank.

Overdrawn deposit balances of $1,201,000 and $1,033,000 were classified as consumer loans at December 31, 2005 and 2004, respectively.

At December 31, 2005, the scheduled maturities of time deposits were as follows (in thousands):

                                                    Scheduled
                                                   Maturities
                                                 --------------
2006                                                $348,811
2007                                                  70,105
2008                                                  13,408
2009                                                   9,987
2010                                                   3,585
Thereafter                                               119
                                                 --------------
   Total                                            $446,015
                                                 ==============

Note 7 - Other Borrowings

A summary of the balances of other borrowings follows:


                                                                                                 December 31,
                                                                                             2005            2004
                                                                                          -------------------------
                                                                                                (in thousands)
FHLB loan, fixed rate of 5.41% payable on April 7, 2008, callable
   in its entirety by FHLB on a quarterly basis beginning April 7, 2003                    $20,000         $20,000
FHLB loan, fixed rate of 5.35% payable on December 9, 2008                                   1,500           1,500
FHLB loan, fixed rate of 5.77% payable on February 23, 2009                                  1,000           1,000
Capital lease obligation on premises, effective rate of 13% payable
  monthly in varying amounts through December 1, 2009                                          293             344
Other collateralized borrowings, fixed rate of 1.44% payable on January 3, 2006              8,597           5,308
                                                                                          -------------------------
Total other borrowings                                                                     $31,390         $28,152
                                                                                          =========================


The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at December 31, 2005, this line provided for maximum borrowings of $398,971,000 of which
$119,300,000 was outstanding, leaving $279,671,000 available. The total of borrowings from the FHLB at December 31, 2005 consists of the $22,500,000 described in the table above, and $96,800,000 of borrowings that mature overnight and are classified as federal funds purchased.

At December 31, 2005, the Company had $8,597,000 of other collateralized borrowings. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company.

The Company maintains a collateralized line of credit with the Federal Reserve Bank of San Francisco. Based on the collateral pledged at December 31, 2005, this line provided for maximum borrowings of $12,709,000 of which $0 was outstanding, leaving $12,709,000 available.

The Company has available unused correspondent banking lines of credit from commercial banks totaling $50,000,000 for federal funds transactions at December 31, 2005.

Note 8 - Junior Subordinated Debt

On July 31, 2003, the Company formed a subsidiary business trust, TriCo Capital Trust I, to issue trust preferred securities. Concurrently with the issuance of the trust preferred securities, the trust issued 619 shares of common stock to the Company for $1,000 per share or an aggregate of $619,000. In addition, the Company issued a Junior Subordinated Debenture to the Trust in the amount of $20,619,000. The terms of the Junior Subordinated Debenture are materially consistent with the terms of the trust preferred securities issued by TriCo Capital Trust I. Also on July 31, 2003, TriCo Capital Trust I completed an offering of 20,000 shares of cumulative trust preferred securities for cash in an aggregate amount of $20,000,000. The trust preferred securities are mandatorily redeemable upon maturity on October 7, 2033 with an interest rate that resets quarterly at three-month LIBOR plus 3.05%, or 4.16% for the first quarterly interest period. TriCo Capital Trust I has the right to redeem the trust preferred securities on or after October 7, 2008. The trust preferred securities were issued through an underwriting syndicate to which the Company paid underwriting fees of $7.50 per trust preferred security or an aggregate of $150,000. The net proceeds of $19,850,000 were used to finance the opening of new branches, improve bank services and technology, repurchase shares of the Company's common stock under its repurchase plan and increase the Company's capital. The trust preferred securities have not been and will not be registered under the Securities Act of 1933, as amended, or applicable state securities laws and were sold pursuant to an exemption from registration under the Securities Act of 1933. The trust preferred securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws.

As a result of the adoption of FIN 46R, the Company deconsolidated TriCo Capital Trust I as of and for year ended December 31, 2003. The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust I were reflected as junior subordinated debt in the consolidated balance sheets at December 31, 2005 and 2004. The common stock issued by TriCo Capital Trust I was recorded in other assets in the consolidated balance sheet at December 31, 2005 and 2004.

Prior to December 31, 2003, TriCo Capital Trust I was a consolidated subsidiary and was included in liabilities in the consolidated balance sheets, as "Trust preferred securities." The common securities and debentures, along with the related income effects were eliminated in the consolidated financial statements.

On June 22, 2004, the Company formed a second subsidiary business trust, TriCo Capital Trust II, to issue trust preferred securities. Concurrently with the issuance of the trust preferred securities, the trust issued 619 shares of common stock to the Company for $1,000 per share or an aggregate of $619,000. In addition, the Company issued a Junior Subordinated Debenture to the Trust in the amount of $20,619,000. The terms of the Junior Subordinated Debenture are materially consistent with the terms of the trust preferred securities issued by TriCo Capital Trust II. Also on June 22, 2004, TriCo Capital Trust II completed an offering of 20,000 shares of cumulative trust preferred securities for cash in an aggregate amount of $20,000,000. The trust preferred securities are mandatorily redeemable upon maturity on July 23, 2034 with an interest rate that resets quarterly at three-month LIBOR plus 2.55%, or 4.10% for the first quarterly interest period. TriCo Capital Trust II has the right to redeem the trust preferred securities on or after July 23, 2009. The trust preferred securities were issued through an underwriting syndicate to which the Company paid underwriting fees of $2.50 per trust preferred security or an aggregate of $50,000. The net proceeds of $19,950,000 were used to finance the opening of new branches, improve bank services and technology, repurchase shares of the Company's common stock under its repurchase plan and increase the Company's capital. The trust preferred securities have not been and will not be registered under the Securities Act of 1933, as amended, or applicable state securities laws and were sold pursuant to an exemption from registration under the Securities Act of 1933. The trust preferred securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws.

The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust II were reflected as junior subordinated debt in the consolidated balance sheets at December 31, 2005 and 2004. The common stock issued by TriCo Capital Trust II was recorded in other assets in the consolidated balance sheets at December 31, 2005 and 2004.

The debentures issued by TriCo Capital Trust I and TriCo Capital Trust II, less the common securities of TriCo Capital Trust I and TriCo Capital Trust II, continue to qualify as Tier 1 or Tier 2 capital under interim guidance issued by the Board of Governors of the Federal Reserve System (Federal Reserve Board).

Note 9 - Commitments and Contingencies (See also Notes 5 and 16)

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

Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $11,190,000, $3,075,000 and $2,810,000 in 2005, 2004 and 2003, respectively. The
Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Financial Institutions. California banking laws limit the Bank's ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this regulation, at December 31, 2005, the Bank may pay dividends of $47,054,000.

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

Stock Repurchase Plan
On March 11, 2004, the Board of Directors of TriCo Bancshares approved an increase in the maximum number of shares to be repurchased under the Company's stock repurchase plan originally announced on July 31, 2003 from 250,000 to 500,000 effective on April 9, 2004, solely to conform with the two-for-one stock split noted above. The 250,000 shares originally authorized for repurchase under this plan represented approximately 3.2% of the Company's approximately 7,852,000 common shares outstanding as of July 31, 2003. This plan has no stated expiration date for the repurchases, which may occur from time to time as market conditions allow. As of December 31, 2005, the Company repurchased 374,371 shares under this plan as adjusted for the 2-for-1 stock split paid on April 30, 2004, which leaves 125,629 shares available for repurchase under the plan.

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

As of December 31, 2005, options for the purchase of 502,436 and 0 common shares remained available for grant under the 2001 and 1995 Plans, respectively. Stock option activity is summarized in the following table:


                                                                        Weighted      Weighted
                                                                         Average       Average
                                   Number           Option Price        Exercise     Fair Value
                                  Of Shares           Per Share           Price       of Grants
Outstanding at
   December 31, 2002              1,254,800      $2.62   to  $12.38      $ 7.96
     Options granted                553,174      $1.59   to  $13.33      $ 9.97         $4.29
     Options exercised             (154,294)     $1.59   to  $ 9.13      $ 4.65
     Options forfeited               (4,984)     $5.37   to  $12.13      $10.79
Outstanding at
   December 31, 2003              1,648,696      $1.59   to  $13.33       $8.94
     Options granted                235,520     $17.38   to  $17.40      $17.38         $3.15
     Options exercised             (222,669)     $1.59   to  $13.33       $6.06
Outstanding at
   December 31, 2004              1,661,547      $2.62   to  $17.40      $10.52
     Options granted                112,000     $19.35   to  $20.58      $19.87         $4.30
     Options exercised             (136,289)     $2.62   to  $17.40       $7.14
     Options forfeited                 (496)     $5.65   to   $5.65       $5.65
Outstanding at
   December 31, 2005              1,636,762      $5.65   to  $20.58      $11.44


The following table shows the number, weighted-average exercise price, and the weighted average remaining contractual life of options outstanding, and the number and weighted-average exercise price of options exercisable as of December 31, 2005 by range of exercise price:


                                          Outstanding Options                            Exercisable Options
                            ------------------------------------------------        -----------------------------
                                                            Weighted-Average
       Range of                         Weighted-Average       Remaining                         Weighted-Average
    Exercise Price          Number       Exercise Price     Contractual Life         Number       Exercise Price
        $4-$6                1,442            $5.82               4.07                1,442            $5.82
        $6-$8               33,000            $6.21               0.53               33,000            $6.21
        $8-$10             831,800            $8.26               4.83              831,800            $8.26
       $10-$12              40,000           $11.72               6.94               24,000           $11.72
       $12-$14             387,000           $12.72               7.41              238,000           $12.67
       $16-$18             231,520           $17.38               8.17              116,608           $17.38
       $18-$20              65,000           $19.35               9.15               13,000           $19.35
       $20-$22              47,000           $20.58               9.39                1,000           $20.58


Of the stock options outstanding as of December 31, 2005, 2004, and 2003, options on shares totaling 1,258,850, 1,098,151, and 985,136, respectively, were exercisable at weighted average prices of $10.07, $9.06, and $7.75, respectively.

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.

Note 12 - Other Noninterest Income and Expenses

The components of other noninterest income were as follows:

                                                     Years Ended December 31,
                                                   2005        2004        2003
                                                  ------------------------------
                                                          (in thousands)
Sale of customer checks                             $218        $227        $229
Gain on sale of foreclosed assets                     --         566         113
Lease brokerage income                               301         227          --
Commission rebates                                   498         206         146
Other                                                293         392         453
                                                  ------------------------------
     Total other noninterest income               $1,310      $1,618        $941
                                                  ==============================

Mortgage loan servicing fees, net of amortization of mortgage loan servicing rights, totaling $267,000, $189,000, and ($515,000) were recorded in service charges and fees noninterest income for the years ended December 31, 2005, 2004, and 2003, respectively.

The components of other noninterest expense were as follows:

                                               Years Ended December 31,
                                              2005       2004       2003
                                            ------------------------------
                                                    (in thousands)
Equipment and data processing                $5,783     $5,315     $4,947
Occupancy                                     4,041      3,926      3,493
Advertising                                   1,732      1,026      1,062
ATM network charges                           1,644      1,322      1,043
Telecommunications                            1,521      1,773      1,539
Intangible amortization                       1,381      1,358      1,207
Professional fees                             1,247      2,481      2,315
Courier service                               1,151      1,057      1,026
Postage                                         889        864        855
Assessments                                     312        297        268
Change in reserve for unfunded commitments      281        649        192
Operational losses                              225        428        657
Net foreclosed assets expense                     -         11        124
Other                                         7,977      7,130      7,277
                                            ------------------------------
     Total other noninterest expense        $28,184    $27,637    $26,005
                                            ==============================

Note 13 - Income Taxes

The components of consolidated income tax expense are as follows:

                              ------------------------------
                                2005       2004       2003
                              ------------------------------
                                      (in thousands)
Current tax expense
    Federal                   $12,937    $10,234     $7,686
    State                       4,453      3,348      2,720
                              ------------------------------
                               17,390     13,582     10,406
                              ------------------------------
Deferred tax benefit
    Federal                    (1,763)      (790)      (198)
    State                        (460)      (340)       (84)
                              ------------------------------
                               (2,223)    (1,130)      (282)
                              ------------------------------
Total tax expense             $15,167    $12,452    $10,124
                              ==============================

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense for financial and tax reporting purposes. The net change during the year in the deferred tax asset or liability results in a deferred tax expense or benefit.

Taxes recorded directly to shareholders' equity are not included in the preceding table. These taxes (benefits) relating to changes in minimum pension liability amounting to ($155,000) in 2005, ($155,000) in 2004, and $27,000 in
2003, unrealized gains and losses on available-for-sale investment securities amounting to ($2,421,000) in 2005, ($1,327,000) in 2004, and ($461,000) in 2003,
and benefits related to employee stock options of ($425,000) in 2005, ($330,000) in 2004, and ($440,000) in 2003 were recorded directly to shareholders' equity.

The temporary differences, tax effected, which give rise to the Company's net deferred tax asset recorded in other assets are as follows as of December 31 for the years indicated:

                                              2005              2004
                                            --------------------------
Deferred tax assets:                              (in thousands)
  Allowance for losses                       $7,538            $6,670
  Deferred compensation                       3,060             2,653
  Accrued pension liability                   2,330             2,012
  Unrealized loss on securities               1,997                 -
  State taxes                                 1,474             1,234
  Intangible amortization                     1,238             1,152
  Additional minimum pension liability          778               624
  Nonaccrual interest                           402               518
  OREO write downs                               76                76
  Other                                           -                 8
                                            --------------------------
    Total deferred tax assets                18,893            14,947
                                            ==========================
Deferred tax liabilities:
  Depreciation                               (1,205)           (1,637)
  Core deposit premium                         (904)           (1,102)
  Securities income                            (789)             (660)
  Merger related fixed asset valuations        (379)             (379)
  Securities accretion                         (179)             (143)
  Capital leases                                (75)              (85)
  Unrealized gain on securities                   -              (424)
  Other, net                                   (218)             (171)
                                            --------------------------
   Total deferred tax liability              (3,749)           (4,601))
                                            --------------------------
Net deferred tax asset                      $15,144           $10,346
                                            ==========================

The Company believes that a valuation allowance is not needed to reduce the deferred tax assets as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The provisions for income taxes applicable to income before taxes for the years ended December 31, 2005, 2004 and 2003 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

                                                      Years Ended December 31,
                                                   -----------------------------
                                                    2005        2004       2003
                                                   -----------------------------
Federal statutory income tax rate                   35.0%       35.0%      35.0%
State income taxes, net of federal tax benefit       6.7         6.3        6.3
Tax-exempt interest on municipal obligations        (1.5)       (1.8)      (2.4)
Increase in cash value of insurance policies        (1.4)       (1.6)      (1.7)
Other                                                0.3         0.2        0.3
                                                   -----------------------------
Effective Tax Rate                                  39.1%       38.2%      37.5%
                                                   =============================

Note 14 - Retirement Plans

401(k) Plan
The Company sponsors a 401(k) Plan whereby substantially all employees age 21 and over with 90 days of service may participate. Participants may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company does not contribute to the 401(k) Plan. The Company did not incur any expenses attributable to the 401(k) Plan during 2005, 2004, and 2003.

Employee Stock Ownership Plan
Substantially all employees with at least one year of service are covered by a discretionary employee stock ownership plan (ESOP). Contributions are made to the plan at the discretion of the Board of Directors. Contributions to the plan totaling $1,279,000 in 2005, $1,447,000 in 2004, and $975,000 in 2003 are
included in salary expense. Company shares owned by the ESOP are paid dividends and included in the calculation of earnings per share exactly as other common shares outstanding.

Deferred Compensation Plans

The Company has deferred compensation plans for directors and key executives, which allow directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company's deferred compensation obligations of $7,278,000, and $6,309,000 at December 31, 2005 and 2004,
respectively. Earnings credits on deferred balances totaling $599,000 in 2005, $591,000 in 2004, and $465,000 in 2003 are included in noninterest expense.

Supplemental Retirement Plans
The Company has supplemental retirement plans for directors and key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company's retirement obligations.

The cash values of the insurance policies purchased to fund the deferred compensation obligations and the retirement obligations were $41,768,000 and $40,479,000 at December 31, 2005 and 2004, respectively.

The Company recorded in other liabilities an additional minimum pension liability of $3,197,000 and $2,525,000 related to the supplemental retirement plans as of December 31, 2005 and 2004, respectively. These amounts represent the amount by which the accumulated benefit obligations for these retirement plans exceeded the fair value of plan assets plus amounts previously accrued related to the plans. These additional liabilities have been offset by an intangible asset to the extent of previously unrecognized net transitional obligation and unrecognized prior service costs of each plan. The amount in excess of previously unrecognized prior service cost and unrecognized net transitional obligation is recorded as a reduction of shareholders' equity in the amount of $1,072,000 and $935,000, representing the after-tax impact, at December 31, 2005 and 2004, respectively. The accumulated benefit obligation is recorded in other liabilities.

Information pertaining to the activity in the supplemental retirement plans, using a measurement date of December 31, is as follows:

                                                                December 31,
                                                              2005        2004
                                                            --------------------
                                                               (in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year                      (8,771)    ($6,846)
Service cost                                                   (417)       (326)
Interest cost                                                  (533)       (449)
Amendments                                                       (7)     (1,640)
Actuarial loss                                                 (654)         (0)
Benefits paid                                                   517         490
                                                            --------------------
Benefit obligation at end of year                           ($9,865)    ($8,771)
                                                            ====================
Change in plan assets:
Fair value of plan assets at beginning of year               $   --     $     --
                                                            --------------------
Fair value of plan assets at end of year                     $   --     $     --
                                                            ====================

Funded status                                               ($9,865)    ($8,771)
Unrecognized net obligation existing at January 1, 1986          27          35
Unrecognized net actuarial loss                               2,790       2,231
Unrecognized prior service cost                               1,507       1,720
Intangible asset                                             (1,346)       (966)
Accumulated other comprehensive income                       (1,851)     (1,559)
                                                            --------------------
Accrued benefit cost                                        ($8,738)    ($7,310)
                                                            ====================
Accumulated benefit obligation                              ($8,738)    ($7,310)

The following table sets forth the net periodic benefit cost recognized for the supplemental retirement plans:

                                                       Years Ended December 31,
                                                      2005       2004      2003
                                                    ----------------------------
                                                            (in thousands)
Net pension cost included the following components:
Service cost-benefits earned during the period        $417       $326      $125
Interest cost on projected benefit obligation          533        449       418
Amortization of net obligation at transition             6         10        35
Amortization of prior service cost                     224        160        81
Recognized net actuarial loss                           94         81       153
                                                    ----------------------------
Net periodic pension cost                           $1,273     $1,026      $812
                                                    ============================

The following table sets forth assumptions used in accounting for the plans:

                                                        Years Ended December 31,
                                                           2005   2004   2003
                                                        ------------------------
Discount rate used to calculate benefit obligation         5.50%  6.25%  6.25%
Discount rate used to calculate net periodic pension cost  6.25%  6.25%  6.50%
Average annual increase in executive compensation          5.00%  5.00%  5.00%
Average annual increase in director compensation           2.50%  2.50%  2.50%

The following table sets forth the expected benefit payments to participants and estimated contributions to be made by the Company under the supplemental retirement plans for the years indicated:

                                      Expected Benefit            Estimated
                                         Payments to               Company
     Years Ended                        Participants            Contributions
    -------------                    -----------------------------------------
                                                    (in thousands)
        2006                                 $530                    $530
        2007                                  517                     517
        2008                                  516                     516
        2009                                  516                     516
        2010                                  516                     516
     2011-2015                              2,500                   2,500

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

The following table summarizes the activity in these loans for 2005:

           Balance                                          Balance
        December 31,       Advances/       Removed/       December 31,
            2004           New Loans       Payments           2005
       ----------------------------------------------------------------
                                 (in thousands)
           $8,975           $9,525          $8,354          $10,146


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

                                                             December 31,
                                                      --------------------------
                                                        2005              2004
                                                            (in thousands)
Financial instruments whose amounts represent risk:
  Commitments to extend credit:
    Commercial loans                                  $121,414          $99,377
    Consumer loans                                     339,247          247,710
    Real estate mortgage loans                          29,730           20,266
    Real estate construction loans                     127,572           66,789
    Standby letters of credit                            8,527           10,912
  Deposit account overdraft privilege                   35,002           28,815

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

Fair values for financial instruments are management's estimates of the values at which the instruments could be exchanged in a transaction between willing parties. These estimates are subjective and may vary significantly from amounts that would be realized in actual transactions. In addition, other significant assets are not considered financial assets including, any mortgage banking operations, deferred tax assets, and premises and equipment. Further, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in any of these estimates. The estimated fair values of the Company's financial instruments are as follows:


                                                December 31, 2005                   December 31, 2004
                                           ----------------------------       -----------------------------
                                             Carrying            Fair           Carrying             Fair
                                              Amount            Value            Amount             Value
                                           ----------------------------       -----------------------------
Financial assets:                                  (in thousands)                     (in thousands)
  Cash and due from banks                     $90,562          $90,562           $70,037           $70,037
  Federal funds sold                            2,377            2,377                 -                 -
  Securities available-for-sale               260,278          260,278           286,013           286,013
  Federal Home Loan Bank stock, at cost         7,602            7,602             6,781             6,781
  Loans, net                                1,368,809        1,363,623         1,158,442         1,148,272
  Cash value of life insurance                 41,768           41,768            40,479            40,479
  Accrued interest receivable                   7,641            7,641             6,473             6,473
Financial liabilities:
  Deposits                                  1,496,797        1,387,789         1,348,833         1,265,358
  Accrued interest payable                      4,506            4,506             3,281             3,281
  Federal funds purchased                      96,800           96,800            46,400            46,400
  Other borrowings                             31,390           31,943            28,152            29,224
  Junior subordinated debt                    $41,238          $41,238           $41,238           $41,238

                                             Contract           Fair            Contract           Fair
Off-balance sheet:                            Amount            Value            Amount            Value
                                           ----------------------------       -----------------------------
 Commitments                                 $617,963            $6,180         $434,142            $4,341
 Standby letters of credit                     $8,527               $85          $10,912              $109
 Overdraft privilege commitments              $35,002              $350          $28,815              $288


Note 18 - TriCo Bancshares Financial Statements

TriCo Bancshares (Parent Only) Balance Sheets

                                                             December 31,
                                                      --------------------------
                                                        2005              2004
Assets                                                --------------------------
                                                            (in thousands)
Cash and Cash equivalents                               $1,219           $1,150
Investment in Tri Counties Bank                        188,226          177,062
Other assets                                             1,778            1,430
                                                      --------------------------
   Total assets                                       $191,223         $179,642
                                                      --------------------------
Liabilities and shareholders' equity
Other liabilities                                         $492             $272
Junior subordinated debt                                41,238           41,238
                                                      --------------------------
   Total liabilities                                   $41,730          $41,510
                                                      --------------------------
Shareholders' equity:
Common stock, no par value: authorized 50,000,000
   shares; issued and outstanding 15,707,835 and
   15,723,317 shares, respectively                     $71,412          $70,699
Retained earnings                                       81,906           67,785
Accumulated other comprehensive loss, net               (3,825)            (352)
                                                      --------------------------
    Total shareholders' equity                         149,493          138,132
                                                      --------------------------
    Total liabilities and shareholders' equity        $191,223         $179,642
                                                      ==========================

Statements of Income                             Years Ended December 31,
                                                2005       2004       2003
                                            ----------------------------------
                                                      (in thousands)
Dividend income                               $    18    $    18    $    18
Interest expense                               (2,482)    (1,381)      (355)
Administration expense                           (536)      (617)      (559)
                                            ----------------------------------
Loss before equity in net income
   of Tri Counties Bank                        (3,000)    (1,980)      (896)
Equity in net income of Tri Counties Bank:
   Distributed                                 11,190      3,075      2,810
   Undistributed                               14,213     18,249     14,592
Income tax benefit                             (1,268)      (838)      (382)
                                            ----------------------------------
 Net income                                   $23,671    $20,182    $16,888
                                            ==================================


Statements of Cash Flows                                                Years ended December 31,
                                                              -------------------------------------------
                                                                2005              2004             2003
                                                              -------------------------------------------
Operating activities                                                         (in thousands)
  Net income                                                  $23,671           $20,182          $16,888
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Undistributed equity in Tri Counties Bank               (14,213)          (18,249)         (14,592)
      Net change in other assets and liabilities                 (127)              204              (72)
                                                              -------------------------------------------
      Net cash provided by operating activities                 9,331             2,137            2,224
Investing activities:
      Investment in TriCo Capital Trust I                          --                --             (619)
      Investment in TriCo Capital Trust II                         --              (619)              --
      Capital contributed to Tri Counties Bank                     --           (19,000)         (28,383)
                                                              -------------------------------------------
        Net cash used in investing activities                      --           (19,619)         (29,002)
                                                              -------------------------------------------
Financing activities:
  Issuance of junior subordinated debt                             --            20,619           20,619
  Issuance of common stock related to acquisition                  --                --           18,383
  Issuance of common stock through option exercise                972             1,348              717
  Repurchase of common stock                                   (3,161)           (2,793)            (853)
  Cash dividends  paid --  common                              (7,073)           (6,729)          (6,140)
                                                              -------------------------------------------
     Net cash provided by (used for) financing activities      (9,262)           12,445           32,726

       Increase (decrease) in cash and cash equivalents            69            (5,037)           5,948
Cash and cash equivalents at beginning of year                  1,150             6,187              239
                                                              -------------------------------------------
Cash and cash equivalents at end of year                       $1,219            $1,150           $6,187
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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2005, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2005, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that Management believes have changed the institution's category. The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                             Minimum
                                                                                                           To Be Well
                                                                                                        Capitalized Under
                                                                                   Minimum              Prompt Corrective
                                                        Actual               Capital Requirement        Action Provisions
                                                 --------------------------------------------------------------------------
                                                  Amount       Ratio           Amount      Ratio         Amount      Ratio
                                                 --------------------------------------------------------------------------
As of December 31, 2005:                                                   (dollars in thousands)
Total Capital (to Risk Weighted Assets):
   Consolidated                                  $189,994     10.79%          $140,906      8.0%           N/A        N/A
   Tri Counties Bank                             $188,727     10.72%          $140,791      8.0%        $175,989     10.0%
Tier 1 Capital (to Risk Weighted Assets):
   Consolidated                                  $171,955      9.76%           $70,453      4.0%           N/A        N/A
   Tri Counties Bank                             $170,688      9.70%           $70,396      4.0%        $105,593      6.0%
Tier 1 Capital (to Average Assets):
   Consolidated                                  $171,995      9.72%           $70,785      4.0%           N/A        N/A
   Tri Counties Bank                             $170,688      9.66%           $70,702      4.0%         $88,378      5.0%

As of December 31, 2004:
Total Capital (to Risk Weighted Assets):
   Consolidated                                  $172,332     11.86%          $116,217      8.0%           N/A        N/A
   Tri Counties Bank                             $171,262     11.80%          $116,102      8.0%        $145,128     10.0%
Tier 1 Capital (to Risk Weighted Assets):
   Consolidated                                  $155,025     10.67%           $58,108      4.0%           N/A        N/A
   Tri Counties Bank                             $155,205     10.69%           $58,051      4.0%         $87,077      6.0%
Tier 1 Capital (to Average Assets):
   Consolidated                                  $155,025      9.86%           $62,877      4.0%           N/A        N/A
   Tri Counties Bank                             $155,205      9.88%           $62,817      4.0%         $78,521      5.0%


Note 20 - Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the four quarters of 2005 and 2004, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.


                                                                    2005 Quarters Ended
                                                 ---------------------------------------------------------
                                                 December 31,      September 30,    June 30,     March 31,
                                                 ---------------------------------------------------------
                                                       (dollars in thousands, except per share data)
Interest income                                    $26,876            $25,334        $23,910      $22,636
Interest expense                                     6,100              5,519          4,789        4,121
                                                   -------            -------        -------      -------
Net interest income                                 20,776             19,815         19,121       18,515
Provision for loan losses                              561                947            561          100
                                                   -------            -------        -------      -------
Net interest income after
   provision for loan losses                        20,215             18,868         18,560       18,415
Noninterest income                                   6,621              6,632          6,310        5,327
Noninterest expense                                 15,800             15,680         15,517       15,113
                                                   -------            -------        -------      -------
Income before income taxes                          11,036              9,820          9,353        8,629
Income tax expense                                   4,302              3,859          3,616        3,390
                                                   -------            -------        -------      -------
Net income                                         $ 6,734            $ 5,961        $ 5,737      $ 5,239
                                                   =======            =======        =======      =======
Per common share:
   Net income (diluted)                            $  0.41            $  0.37        $  0.35      $  0.32
                                                   =======            =======        =======      =======
   Dividends                                       $  0.12            $  0.11        $  0.11      $  0.11
                                                   =======            =======        =======      =======


                                                                    2004 Quarters Ended
                                                 ---------------------------------------------------------
                                                 December 31,      September 30,    June 30,     March 31,
                                                 ---------------------------------------------------------
                                                       (dollars in thousands, except per share data)
Interest income                                    $22,441            $21,951        $20,628      $19,912
Interest expense                                     3,768              3,494          3,087        3,014
                                                   -------            -------        -------      -------
Net interest income                                 18,673             18,457         17,541       16,898
Provision for loan losses                             (183)             1,166          1,305          613
                                                   -------            -------        -------      -------
Net interest income after
   provision for loan losses                        18,856             17,291         16,236       16,285
Noninterest income                                   5,736              6,361          6,942        5,755
Noninterest expense                                 15,815             15,223         15,407       14,383
                                                   -------            -------        -------      -------
Income before income taxes                           8,777              8,429          7,771        7,657
Income tax expense                                   3,422              3,226          2,924        2,880
                                                   -------            -------        -------      -------
Net income                                         $ 5,355            $ 5,203        $ 4,847      $ 4,777
                                                   =======            =======        =======      =======
Per common share:
   Net income (diluted)                            $  0.33            $  0.32        $  0.30      $  0.29
                                                   =======            =======        =======      =======
   Dividends                                       $  0.11            $  0.11        $  0.11      $  0.10
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

The pro forma financial information in the following table illustrates the combined operating results of the Company and North State National Bank for the year ended December 31, 2003 as if the acquisition of North State National Bank had occurred as of January 1, 2003. The pro forma financial information is presented for informational purposes and is not necessarily indicative of the results of operations that would have occurred if the Company and North State National Bank had constituted a single entity as of or January 1, 2003. The pro forma financial information is also not necessarily indicative of the future results of operations of the combined company. In particular, any opportunity to achieve certain cost savings as a result of the acquisition has not been included in the pro forma financial information.

For the year ended December 31, 2003
----------------------------------------
(in thousands except earnings per share)

Net interest income              $62,316
Provision for loan losses          1,250
Noninterest income                23,100
Noninterest expense               56,711
Income tax expense                10,331
                                 -------
Net income                       $17,124
                                 =======
Basic earnings per share           $1.10
Diluted earnings per share         $1.05

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2005. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.

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

KPMG LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements as of and for the year ended December 31, 2005, and the Company's assertion as to the effectiveness of internal control over financial reporting as of December 31, 2005, as stated in its reports, which are included herein.



/s/ Richard P. Smith
-------------------------------------
Richard P. Smith
President and Chief Executive Officer



/s/ Thomas J. Reddish
-------------------------------------
Thomas J. Reddish
Executive Vice President and
Chief Financial Officer


March 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TriCo Bancshares:


We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that TriCo Bancshares and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that TriCo Bancshares and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, TriCo Bancshares and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TriCo Bancshares and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 7, 2006, expressed an unqualified opinion on those consolidated financial statements.


/s/ KPMG LLP


Sacramento, California
March 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
TriCo Bancshares:

We have audited the accompanying consolidated balance sheets of TriCo Bancshares and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriCo Bancshares and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TriCo Bancshares and subsidiaries' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


/s/ KPMG LLP


Sacramento, California
March 7, 2006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During 2004 and 2005 there were no changes in the Company's accountants.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, the end of the period covered by this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2005, the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

(b) Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 as amended). The Company's internal control over financial reporting is under the general oversight of the Board of Directors acting through the Audit Committee, which is composed entirely of independent directors. KPMG LLP, the Company's independent registered public accounting firm, has direct and unrestricted access to the Audit Committee at all times, with no members of management present, to discuss its audit and any other matters that have come to its attention that may affect the Company's accounting, financial reporting or internal controls. The Audit Committee meets periodically with management, internal auditors and KPMG LLP to determine that each is fulfilling its responsibilities and to support actions to identify, measure and control risk and augment internal control over financial reporting. Internal control over financial reporting, however, cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.

Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2005 based on the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2005. Management's report on internal control over financial reporting is set forth on page 74 of this Annual Report on Form 10-K, and is incorporated herein by reference. Management's assessment of the effectiveness of the Company's internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is set forth on page 75 of this Annual Report of Form 10-K, and is incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B. OTHER INFORMATION

All information required to be disclosed in a current report on Form 8-K during the fourth quarter of 2005 was so disclosed.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors and executive officers of the registrant required by this Item 10 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 23, 2006, which will be filed with the Commission pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 23, 2006, which will be filed with the Commission pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 23, 2006, which will be filed with the Commission pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 23, 2006, which will be filed with the Commission pursuant to Regulation 14A.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 23, 2006, which will be filed with the Commission pursuant to Regulation 14A.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Documents filed as part of this report:

      1.  All Financial Statements.

          The consolidated financial statements of Registrant are included beginning at page 42 of Item 8 of this report, and are incorporated herein by reference.

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

   10.4* TriCo's Non-Qualified Stock Option Plan filed as Exhibit 4.2 to TriCo's Form S-8 Registration Statement dated January 18, 1995 (No. 33-88704).

   10.5* TriCo's Incentive Stock Option Plan filed as Exhibit 4.3 to TriCo's Form S-8 Registration Statement dated January 18, 1995 (No. 33-88704).

   10.6*  TriCo's  1995  Incentive  Stock  Option  Plan filed as Exhibit  4.1 to
          TriCo's Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063).

   10.7* TriCo's 2001 Stock Option Plan, as amended, filed as Exhibit 10.7 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

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

   10.20* Form of Tri-Counties Bank Director Long Term Care Agreement  effective
          June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin, filed as Exhibit 10.17 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

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

Date:  March 7, 2006                       TRICO BANCSHARES

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



Date:  March 7, 2006                   /s/ Richard P. Smith
                                       ----------------------------------------
                                       Richard P. Smith, President, Chief
                                       Executive Officer and Director
                                       (Principal Executive Officer)



Date:  March 7, 2006                   /s/ Thomas J. Reddish
                                       ----------------------------------------
                                       Thomas J. Reddish, Executive Vice
                                       President and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)



Date:  March 7, 2006                   /s/ Donald J. Amaral
                                       ----------------------------------------
                                       Donald J. Amaral, Director



Date:  March 7, 2006                   /s/ William J. Casey
                                       ----------------------------------------
                                       William J. Casey, Director and Chairman
                                       of the Board



Date:  March 7, 2006                   /s/ Craig S. Compton
                                       ----------------------------------------
                                       Craig S. Compton, Director



Date:  March 7, 2006                   /s/ John S.A. Hasbrook
                                       ----------------------------------------
                                       John S.A. Hasbrook, Director



Date:  March 7, 2006                   /s/ Michael W. Koehnen
                                       ----------------------------------------
                                       Michael W. Koehnen, Director

Date:  March 7, 2006                   /s/ Donald E. Murphy
                                       ----------------------------------------
                                       Donald E. Murphy, Director and
                                       Vice Chairman of the Board



Date:  March 7, 2006                   /s/ Steve G. Nettleton
                                       ----------------------------------------
                                       Steve G. Nettleton, Director



Date:  March 7, 2006                   /s/ Carroll R. Taresh
                                       ----------------------------------------
                                       Carroll R. Taresh, Director



Date:  March 7, 2006                   /s/ Alex A. Vereschagin
                                       ----------------------------------------
                                       Alex A. Vereschagin, Jr., Director

Exhibit 23.1






            Consent of Independent Registered Public Accounting Firm



The Board of Directors
TriCo Bancshares:


We consent to the incorporation by reference in the registration statements (Nos. 33-88702, 33-62063, and 33-66064) on Form S-8 of TriCo Bancshares of our reports dated March 7, 2006, with respect to the consolidated balance sheets of TriCo Bancshares and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005, management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, and the effectiveness of internal control over financial reporting as of December 31, 2005, which report appears in the December 31, 2005, annual report on Form 10-K of TriCo Bancshares.


/s/ KPMG LLP



Sacramento, California
March 7, 2006

Exhibit 31.1

Rule 13a-14/15d-14 Certification of CEO

I, Richard P. Smith, certify that;

     1.   I have reviewed this annual report on Form 10-K of TriCo Bancshares;
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:
          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
          c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and
          d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  March 7, 2006                   /s/ Richard P. Smith
                                       ----------------------------------------
                                       Richard P. Smith
                                       President and Chief Executive Officer

Exhibit 31.2

Rule 13a-14/15d-14 Certification of CEO

I, Thomas J. Reddish, certify that;

     1.   I have reviewed this annual report on Form 10-K of TriCo Bancshares;
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:
          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
          c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and
          d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: March 7, 2006                    /s/ Thomas J. Reddish
                                       ----------------------------------------
                                       Thomas J. Reddish
                                       Executive Vice President and
                                       Chief Financial Officer

Exhibit 32.1

Section 1350 Certification of CEO

In connection with the Annual Report of TriCo Bancshares (the "Company") on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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



Exhibit 32.2

Section 1350 Certification of CFO

In connection with the Annual Report of TriCo Bancshares (the "Company") on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Reddish, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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