Form 10-Q
period 2006-03-31
TRICO BANCSHARES /
filed 2006-05-03
CIK 356171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                  Quarterly Report Pursuant Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2006         Commission file number 0-10661
-----------------------------------------         ------------------------------

                                TRICO BANCSHARES
             (Exact name of registrant as specified in its charter)

           California                                          94-2792841
------------------------------                            -------------------
 (State or other jurisdiction                              (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                 63 Constitution Drive, Chico, California 95973
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code:  (530) 898-0300


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

Large accelerated filer      Accelerated filer  X   Non-accelerated filer
                       -----                  -----                      -----

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                             Yes           No  X
                                -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Class:  Common stock, no par value

Outstanding shares as of May 2, 2006:  15,778,190

                                TABLE OF CONTENTS

                                                                           Page

Forward-Looking Statements                                                   1

PART I - FINANCIAL INFORMATION                                               2

  Item 1 - Financial Statements                                              2

  Notes to Unaudited Condensed Consolidated Financial Statements             6

  Financial Summary                                                         18

  Item 2 - Management's Discussion and Analysis of Financial                19
                 Condition and Results of Operations

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk       28

  Item 4 - Controls and Procedures                                          29

PART II - OTHER INFORMATION                                                 30

  Item 1 - Legal Proceedings                                                30

  Item 1A - Risk Factors                                                    30

  Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds      30

  Item 6 - Exhibits                                                         30

  Signatures                                                                33

  Exhibits                                                                  34

                           FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about TriCo Bancshares (the "Company") for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on Management's current knowledge and belief and include information concerning the Company's possible or assumed future financial condition and results of operations. When you see any of the words "believes", "expects", "anticipates", "estimates", or similar expressions, mean making forward-looking statements. A number of factors, some of which are beyond the Company's ability to predict or control, could cause future results to differ materially from those contemplated. The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2005, and
Part II, Item 1A of this report for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report.


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                TRICO BANCSHARES
                           CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data; unaudited)

                                                                 At March 31,            At December 31,
                                                            2006              2005            2005
                                                      -------------------------------   -----------------
Assets:
     Cash and due from banks                              $78,742           $77,365           $90,562
     Federal funds sold                                         -               181             2,377
                                                      -------------------------------   -----------------
         Cash and cash equivalents                         78,742            77,546            92,939

     Securities available-for-sale                        244,441           293,730           260,278
     Federal Home Loan Bank stock, at cost                  7,691             6,781             7,602
     Loans, net of allowance for loan losses
         of $16,644, $14,563 and $16,226                1,383,464         1,167,870         1,368,809
     Foreclosed assets, net of allowance for
         losses of $180, $180 and $180                          -                 -                 -
     Premises and equipment, net                           21,068            20,599            21,291
     Cash value of life insurance                          42,168            40,699            41,768
     Accrued interest receivable                            7,549             6,446             7,641
     Goodwill                                              15,519            15,519            15,519
     Other intangible assets, net                           4,061             5,065             4,407
     Other assets                                          24,823            21,357            21,021
                                                      -------------------------------   -----------------
         Total Assets                                  $1,829,526        $1,655,612        $1,841,275
                                                      ===============================   =================
Liabilities:
     Deposits:
         Noninterest-bearing demand                      $354,514          $312,739          $368,412
         Interest-bearing                               1,172,877         1,086,010         1,128,385
                                                      -------------------------------   -----------------
         Total deposits                                 1,527,391         1,398,749         1,496,797
     Federal funds purchased                               45,800            20,700            96,800
     Accrued interest payable                               5,263             3,384             4,506
     Reserve for unfunded commitments                       1,813             1,632             1,813
     Other liabilities                                     23,783            22,099            19,238
     Other borrowings                                      31,441            28,176            31,390
     Junior subordinated debt                              41,238            41,238            41,238
                                                      -------------------------------   -----------------
         Total Liabilities                              1,676,729         1,515,978         1,691,782
                                                      -------------------------------   -----------------
Commitments and contingencies
Shareholders' Equity:
     Common stock, no par value: 50,000,000 shares authorized;
         issued and outstanding:
           15,778,090 at March 31, 2006                    72,255
           15,733,517 at March 31, 2005                                      70,808
           15,707,835 at December 31, 2005                                                     71,412
     Retained earnings                                     85,872            71,068            81,906
     Accumulated other comprehensive loss, net             (5,330)           (2,242)           (3,825)
                                                      -------------------------------   -----------------
         Total Shareholders' Equity                       152,797           139,634           149,493
                                                      -------------------------------   -----------------
Total Liabilities and Shareholders' Equity             $1,829,526        $1,655,612        $1,841,275
                                                      ===============================   =================


See accompanying notes to unaudited condensed consolidated financial statements.

                                TRICO BANCSHARES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except share data; unaudited)

                                                    Three months ended March 31,
                                                         2006           2005
                                                    ----------------------------
Interest and dividend income:
Loans, including fees                                  $25,069        $19,527
Debt securities:
Taxable                                                  2,356          2,630
Tax exempt                                                 462            415
Dividends                                                   84             60
Federal funds sold                                           7              4
                                                    ----------------------------
Total interest income                                   27,978         22,636
                                                    ----------------------------
Interest Expense:
Deposits                                                 4,942          3,085
Federal funds purchased                                    750            172
Other borrowings                                           348            327
Junior subordinated debt                                   733            537
                                                    ----------------------------
Total interest expense                                   6,773          4,121
                                                    ----------------------------
Net interest income                                     21,205         18,515
                                                    ----------------------------
Provision for loan losses                                  500            100
                                                    ----------------------------
Net interest income after provision for loan losses     20,705         18,415
                                                    ----------------------------
Noninterest income:
Service charges and fees                                 4,857          4,062
Gain on sale of loans                                      298            292
Commissions on sale of non-deposit investment products     558            532
Increase in cash value of life insurance                   400            220
Other                                                      335            221
                                                    ----------------------------
Total noninterest income                                 6,448          5,327
                                                    ----------------------------
Noninterest expense:
Salaries and related benefits                            9,156          8,369
Other                                                    7,266          6,744
                                                    ----------------------------
Total noninterest expense                               16,422         15,113
                                                    ----------------------------
Income before income taxes                              10,731          8,629
                                                    ----------------------------
Provision for income taxes                               4,196          3,390
                                                    ----------------------------
Net income                                              $6,535         $5,239
                                                    ============================
Average shares outstanding                           15,736,544     15,729,725
Diluted average shares outstanding                   16,379,595     16,366,705

Per share data:
Basic earnings                                           $0.42          $0.33
Diluted earnings                                         $0.40          $0.32
Dividends paid                                           $0.12          $0.11

See accompanying notes to unaudited condensed consolidated financial statements.


                                TRICO BANCSHARES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (In thousands, except share data; unaudited)

                                                                     Accumulated
                                   Shares of                            Other
                                    Common     Common    Retained   Comprehensive
                                     Stock      Stock    Earnings       Loss           Total
                                 -------------------------------------------------------------
Balance at December 31, 2004      15,723,317   $70,699    $67,785        ($352)      $138,132
Comprehensive income:                                                               ----------
Net income                                                  5,239                       5,239
Change in net unrealized loss on
   Securities available for sale, net                                   (1,890)        (1,890)
                                                                                    ----------
Total comprehensive income                                                              3,349
Stock options exercised               24,000       158                                    158
Tax benefit of stock options exercised              13                                     13
Repurchase of common stock           (13,800)      (62)      (224)                       (286)
Dividends paid ($0.11 per share)                           (1,732)                     (1,732)
                                 -------------------------------------------------------------
Balance at March 31, 2005         15,733,517   $70,808    $71,068      ($2,242)      $139,634
                                 =============================================================

Balance at December 31, 2005      15,707,835   $71,412    $81,906      ($3,825)      $149,493
Comprehensive income:                                                               ----------
Net income                                                  6,535                       6,535
Change in net unrealized loss on
   Securities available for sale, net                                   (1,505)        (1,505)
                                                                                    ----------
Total comprehensive income                                                              5,030
Stock option vesting                               139                                    139
Stock options exercised              100,380       841                                    841
Repurchase of common stock           (30,125)     (137)      (678)                       (815)
Dividends paid ($0.12 per share)                           (1,891)                     (1,891)
                                 -------------------------------------------------------------
Balance at March 31, 2006         15,778,090   $72,255    $85,872      ($5,330)      $152,797
                                 =============================================================


See accompanying notes to unaudited condensed consolidated financial statements.


                                TRICO BANCSHARES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands; unaudited)

                                                               For the three months ended March 31,
                                                                     2006               2005
                                                               ------------------------------------
Operating activities:
  Net income                                                        $6,535             $5,239
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation of premises and equipment, and amortization         981                917
      Amortization of intangible assets                                346                343
      Provision for loan losses                                        500                100
      Amortization of investment securities premium, net               242                331
      Originations of loans for resale                             (17,935)           (15,660)
      Proceeds from sale of loans originated for resale             18,064             15,780
      Gain on sale of loans                                           (298)              (292)
      Amortization of mortgage servicing rights                          -                168
      Change in fair value of mortgage servicing rights                (50)                 -
      Loss (gain) on sale of fixed assets                                1                 (6)
      Increase in cash value of life insurance                        (400)              (220)
      Stock option expense                                             139                  -
      Change in:
        Interest receivable                                             92                 27
        Interest payable                                               757                103
        Other assets and liabilities, net                            1,909                616
                                                               ------------------------------------
          Net cash provided by operating activities                 10,883              7,446
                                                               ------------------------------------
Investing activities:
  Proceeds from maturities of securities available-for-sale         13,894             14,244
  Purchases of securities available-for-sale                          (896)           (25,525)
  Purchase of Federal Home Loan Bank stock                             (89)                 -
  Loan originations and principal collections, net                 (15,155)            (9,528)
  Proceeds from sale of premises and equipment                           1                  5
  Purchases of premises and equipment                                 (615)            (1,513)
                                                               ------------------------------------
          Net cash used by investing activities                     (2,860)           (22,317)
                                                               ------------------------------------
Financing activities:
  Net increase in deposits                                          30,594             49,916
  Net change in federal funds purchased                            (51,000)           (25,700)
  Payments of principal on long-term other borrowings                  (14)               (13)
  Net change in short-term other borrowings                             65                 37
  Repurchase of Common Stock                                             -               (286)
  Dividends paid                                                    (1,891)            (1,732)
  Exercise of stock options                                             26                158
                                                               ------------------------------------
          Net cash (used) provided by financing activities         (22,220)            22,380
                                                               ------------------------------------
Net change in cash and cash equivalents                            (14,197)             7,509
                                                               ------------------------------------
Cash and cash equivalents and beginning of period                   92,939             70,037
                                                               ------------------------------------
Cash and cash equivalents at end of period                         $78,742            $77,546
                                                               ====================================
Supplemental disclosure of noncash activities:
  Unrealized loss on securities available for sale                 ($2,597)           ($3,233)
  Value of shares tendered in lieu of cash paid to
    exercise stock options                                            $815                  -
Supplemental disclosure of cash flow activity:
  Cash paid for interest expense                                    $6,016             $4,018
  Cash paid for income taxes                                          $900               $200
  Income tax benefit from stock option exercises                         -                $13


See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: General Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Tri Counties Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations
The Company operates 32 branch offices and 19 in-store branch offices in the California counties of Butte, Contra Costa, Del Norte, Fresno, Glenn, Kern, Lake, Lassen, Madera, Mendocino, Merced, Nevada, Placer, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare, Yolo and Yuba. The Company's operating policy since its inception has emphasized retail banking. Most of the Company's customers are retail customers and small to medium sized businesses.

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

Investment Securities
The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. During the three months ended March 31, 2006, and throughout 2005, the Company did not have any securities classified as either held-to-maturity or trading.

Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of other accumulated comprehensive loss in shareholders' equity until realized.

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

Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB"), and as a condition of membership, it is required to purchase stock. The amount of FHLB stock required to be purchased is based on the borrowing capacity desired by the Bank. While technically these are considered equity securities, there is no market for the FHLB stock. Therefore, the shares are considered as restricted investment securities. Such investment is carried at cost.

Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors of current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. At March 31, 2006 and 2005, and December 31, 2005, the Company had no loans held for sale.

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

The Company's method for assessing the appropriateness of the allowance for loan losses and the reserve for unfunded commitments includes specific allowances for identified problem loans and leases as determined by SFAS 114, formula allowance factors for pools of credits, and allowances for changing environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowance factors for loan pools are based on the previous 5 years historical loss experience by product type. Allowances for specific loans are based on SFAS 114 analysis of individual credits. Allowances for changing environmental factors are Management's best estimate of the probable impact these changes have had on the loan portfolio as a whole. This process is explained in detail in the notes to the Company's Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2005.

Based on the current conditions of the loan portfolio, Management believes that the allowance for loan losses and the reserve for unfunded commitments, which collectively stand at $18,457,000 at March 31, 2006, are adequate to absorb probable losses inherent in the Company's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (dollars in thousands):

                                         Three months ended March 31,
                                         ----------------------------
                                              2006          2005
                                         ----------------------------
     Allowance for loan losses:
     Balance at beginning of period         $16,226       $14,525
     Provision for loan losses                  500           100
     Loans charged off                         (357)         (295)
     Recoveries of previously
       charged-off loans                        275           233
                                         ----------------------------
         Net charge-offs                        (82)          (62)
                                         ----------------------------
     Balance at end of period               $16,644       $14,563
                                         ============================
     Reserve for unfunded commitments:
     Balance at beginning of period          $1,813        $1,532
     Provision for losses -
       unfunded commitments                       -           100
                                         ----------------------------
     Balance at end of period                $1,813        $1,632
                                         ============================
       Balance at end of period:
     Allowance for loan losses              $16,644       $14,563
     Reserve for unfunded commitments         1,813         1,632
                                         ----------------------------
     Allowance for losses                   $18,457       $16,195
                                         ============================
     As a percentage of total loans:
     Allowance for loan losses                1.19%         1.23%
     Reserve for unfunded commitments         0.13%         0.14%
                                         ----------------------------
     Allowance for losses                     1.32%         1.37%
                                         ============================

Mortgage Servicing Rights
Mortgage servicing rights (MSRs) represent the Company's right to a future stream of cash flows based upon the contractual servicing fee associated with servicing mortgage loans. Our MSRs arise from residential mortgage loans that we originate and sell, but retain the right to service the loans. For sales of residential mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair values of the loan and the servicing right. The net gain from the retention of the servicing right is included in gain on sale of loans in noninterest income when the loan is sold. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. MSRs are included in other assets. Servicing fees are recorded in noninterest income when earned.

Effective with the Company's early adoption of SFAS 156, beginning as of January 1, 2006 MSRs are carried at fair value, with changes in fair value reported in noninterest income in the period in which the change occurs. On or before December 31, 2005, MSRs were carried at the lower of amortized cost or market value. The cumulative effect related to the adoption of this change in accounting from lower of amortized cost or market value to fair value on January 1, 2006 was immaterial.

The determination of fair value of our MSRs requires management judgment because they are not actively traded. The determination of fair value for MSRs requires valuation processes which combine the use of discounted cash flow models and extensive analysis of current market data to arrive at an estimate of fair value. The cash flow and prepayment assumptions used in our discounted cash flow model are based on empirical data drawn from the historical performance of our MSRs, which we believe are consistent with assumptions used by market participants valuing similar MSRs, and from data obtained on the performance of similar MSRs. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and the discount rate. These variables can, and generally will, change from quarter to quarter as market conditions and projected interest rates change. The key risks inherent with MSRs are prepayment speed and changes in interest rates.

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

                                         Three months ended March 31,
                                         ----------------------------
                                              2006         2005
Mortgage servicing rights:
Balance at beginning of period               $3,638       $3,476
Additions                                       169          172
Amortization                                      -         (168)
Change in fair value                             50            -
                                         ----------------------------
Balance at end of period                     $3,857       $3,480
                                         ============================
Servicing fees received                        $237         $231
Balance of loans serviced at:
     Beginning of period                   $373,163     $368,435
     End of period                         $376,988     $365,156
Weighted-average prepayment speed (CPR)       10.5%        11.7%
Discount rate                                 10.0%        10.0%


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

The Company has identifiable intangible assets consisting of core deposit premiums and minimum pension liability. Core deposit premiums are amortized using an accelerated method over a period of ten years. Intangible assets related to minimum pension liability are adjusted annually based upon actuarial estimates.

The following table summarizes the Company's core deposit intangibles as of March 31, 2006 and December 31, 2005.

                                  December 31,                         March 31,
  (Dollar in Thousands)              2005      Additions   Reductions    2006
                                  ----------------------------------------------
   Core deposit intangibles        $13,643           -            -     $13,643
   Accumulated amortization        (10,582)          -        ($346)    (10,928)
                                  ----------------------------------------------
   Core deposit intangibles, net    $3,061           -        ($346)     $2,715
                                  ==============================================

Core deposit intangibles are amortized over their expected useful lives. Such lives are periodically reassessed to determine if any amortization period adjustments are indicated.

The following table summarizes the Company's estimated core deposit intangible amortization for each of the five succeeding years:

                                               Estimated Core Deposit
                                               Intangible Amortization
                 Years Ended                    (Dollar in thousands)
                 -----------                   -----------------------
                     2006                               $1,395
                     2007                                 $490
                     2008                                 $523
                     2009                                 $328
                     2010                                 $260
                 Thereafter                                $65

The  following  table  summarizes  the  Company's   minimum  pension   liability
intangible as of March 31, 2006 and December 31, 2005.

                                  December 31,                         March 31,
  (Dollar in Thousands)              2005      Additions   Reductions    2006
                                  ----------------------------------------------
  Minimum pension liability
   intangible                       $1,346          -            -      $1,346
                                  ==============================================

Intangible assets related to minimum pension liability are adjusted annually based upon actuarial estimates.

The following table summarizes the Company's goodwill intangible as of March 31, 2006 and December 31, 2005.

                                  December 31,                         March 31,
  (Dollar in Thousands)              2005      Additions   Reductions    2006
                                  ----------------------------------------------
   Goodwill                         $15,519         -            -      $15,519
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

Stock-Based Compensation
On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), using the modified-prospective transition method. Under this transition method, compensation cost recognized during the quarter ended March 31, 2006 includes:
(a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value and related service period estimates in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value and related service periods estimated in accordance with the provisions of SFAS 123R. Under the provisions of the modified-prospective transition method, results for the three months ended March 31, 2005 have not been restated. Historically, stock options are the only type of share-based award granted by the Company.

Prior to the adoption of SFAS 123R, the Company used the intrinsic value method to account for its stock option plans (in accordance with the provisions of Accounting Principles Board Opinion No. 25). Intrinsic value is the difference between share fair market value and option exercise price. Under this method, compensation expense was recognized for awards of options to purchase shares of common stock to employees under compensatory plans only if the fair market value of the stock at the option grant date (or other measurement date, if later) was greater than the amount the employee was required to pay to acquire the stock. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), permitted companies to continue using the intrinsic value method or to adopt a fair value based method to account for stock option plans. The fair value based method would have resulted in the recognition, as expense over the vesting period, of the fair value of all stock-based awards on the date of grant.

SFAS 123R  clarifies  and expands  the  guidance  in SFAS 123  inseveral  areas, including measuring fair value and attributing compensation cost to reporting periods. SFAS 123R includes a requirement to: (a) estimate forfeitures of share-based awards at the date of grant, (b) expense share-based awards granted to retirement eligible employees and those employees with non-substantive non-compete agreements immediately, (c) attribute compensation costs of share-based award grants to the stated future vesting period, (d) recognize compensation cost of all share-based awards based upon the grant-date fair value (including pre-2006 options).

The Company did not recognize any gain or loss resulting from the cumulative effect of a change in accounting principle upon adoption of SFAS 123R on January 1, 2006. Based on the stock-based compensation awards outstanding as of December 31, 2005, for which the requisite service was not fully rendered prior to January 1, 2006, and any subsequent option grants as of March 31, 2006, the Company expects to recognize total pre-tax compensation cost of approximately $869,000 related to outstanding stock option grants, of which $139,000 was recognized in the first quarter of 2006, in accordance with the accounting requirements of SFAS 123R. The after-tax effect of adopting SFAS 123R was a reduction of net income of $100,000 and $0, and a reduction in diluted earnings per share of $0.006 and $0, for the first quarters of 2006 and 2005, respectively. Future levels of compensation cost recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption SFAS 123R.

For the three months ended March 31, 2005, had compensation costfor the Company's option plans been determined using the fair-value method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share amounts)

Net income                                As reported            $5,239
                                            Pro forma            $5,153
Basic earnings per share                  As reported             $0.33
                                            Pro forma             $0.33
Diluted earnings per share                As reported             $0.32
                                            Pro forma             $0.31
Stock-based employee compensation
   cost, net of related tax effects,      As reported                $0
   included in net income                   Pro forma               $86

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

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

As of March 31, 2006, options for the purchase of 502,436 and 0 common shares remained available for grant under the 2001 and 1995 Plans, respectively. Shares issued under the Company's option plans are "new issue" shares rather than treasury shares.

Stock option activity for the three months ended March 31, 2006 and 2005 is summarized in the following tables:

                                                            Weighted   Weighted
                                                             Average    Average
                         Number          Option Price       Exercise  Fair Value
                        Of Shares          Per Share          Price    of Grants
Outstanding at
  December 31, 2005     1,636,762     $5.65   to  $20.58     $11.44
   Options granted              -         -   to       -           -         -
   Options exercised     (100,380)    $7.08   to   $9.13       $8.37
   Options forfeited            -         -   to       -           -
Outstanding at         -----------------------------------------------
  March 31, 2006        1,536,382     $5.65   to  $20.58      $11.64
                       ===============================================

Outstanding at
  December 31, 2004     1,661,547     $2.62   to  $17.40     $10.52
   Options granted         65,000    $19.35   to  $19.35     $19.35      $4.56
   Options exercised      (24,000)    $5.37   to  $12.60      $6.57
   Options forfeited         (496)    $5.65   to   $5.65      $5.65
Outstanding at         -----------------------------------------------
  March 31, 2005        1,702,051     $2.62   to  $19.35     $10.91
                       ===============================================

During the three months ended March 31, 2006, the intrinsic value of options exercised and the fair value of options that vested were $1,879,000 and $139,000, respectively. No options were granted during the three months ended March 31, 2006.

During the three months ended March 31, 2005, the intrinsic value of options exercised and the fair value of options that vested were $353,000 and $169,000, respectively. The fair value of options granted during the three months ended March 31, 2005 was based on the following expectations: term of 8 years, volatility of 20.5%, annual rate of quarterly dividends of 2.27%, and a discount rate of 4.00%.

The total intrinsic value of stock options exercised during the quarter ended March 31, 2006 was $1,879,000 for which no compensation costs were previously recognized nor tax benefits recognized in equity upon issuance. Cash received from the exercise of stock options during the three months ended March 31, 2006 totaled $26,000. In addition, 30,125 shares of the Company's common stock with market value of $815,000 were tendered by optionees and repurchased at market value by the Company, in lieu of cash, to exercise options during the three months ended March 31, 2006 as permitted by the Company's option plans.

The following table shows the number, weighted-average exercise price, and the weighted average remaining contractual life of options outstanding, and the number and weighted-average exercise price of options exercisable as of March 31, 2006 by range of exercise price:


                                        Outstanding Options                            Exercisable Options
                      --------------------------------------------------------    -----------------------------
                                                          Weighted-Average
  Range of                          Weighted-Average         Remaining                        Weighted-Average
Exercise Price         Number        Exercise Price    Contractual Term (yrs.)    Number        Exercise Price
    $4-$6               1,442             $5.82                3.83                1,442             $5.82
    $6-$8              30,000             $6.13                0.23               30,000             $6.13
    $8-$10            734,420             $8.24                4.76              734,420             $8.24
   $10-$12             40,000            $11.72                6.69               26,666            $11.72
   $12-$14            387,000            $12.71                7.17              293,666            $12.69
   $16-$18            231,520            $17.38                7.92              158,105            $17.38
   $18-$20             65,000            $19.35                8.90               27,084            $19.35
   $20-$22             47,000            $20.58                9.15               36,831            $20.58


The following table shows the number, weighted-average exercise price, intrinsic value, weighted average remaining contractual life, average remaining vesting period, and remaining compensation cost to be recognized over the remaining vesting period of options exercisable, options not yet exercisable, total options outstanding as of March 31, 2006:


                                                      Currently    Currently Not      Total
(dollars in thousands except exercise price)         Exercisable     Exercisable   Outstanding
Number of options                                     1,308,214        228,168      1,536,382
Weighted average exercise price                          $10.94         $15.65         $11.64
Intrinsic value                                         $22,737         $2,891        $25,628
Weighted average remaining contractual term (yrs.)         5.82           7.77           6.11


The 228,168 options that are not currently exercisable as of March 31, 2006 are expected to vest, on a weighted-average basis, over the next 1.80 years, and the Company is expected to recognize $730,000 of compensation costs related to these options as they vest.

Earnings Per Share
Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from assumed issuance. Potential common shares that may be issued by the Company relate solely from outstanding stock options, and are determined using the treasury stock method. In applying the treasury method, the Company uses the entire tax benefit that would result from the assumed issuance.

Earnings per share have been computed based on the following:

                                                    Three Months Ended March 31,
                                                       2006            2005
                                                    ----------------------------
                                                           (in thousands)
Net income                                            $6,535          $5,239
Average number of common shares outstanding           15,737          15,730
Effect of dilutive stock options                         643             637
                                                    ----------------------------
Average number of common shares outstanding
   used to calculate diluted earnings per share       16,380          16,367
                                                    ============================

There were no options excluded from the computation of diluted earnings per share for the three month periods ended March 31, 2006 and 2005, respectively, because the effect of these options was antidilutive.

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

The components of other comprehensive loss and related tax effects are as follows:

                                         Three Months Ended March 31,
                                             2006             2005
                                         ----------------------------
                                                (in thousands)
Unrealized holding losses on
  available-for-sale securities            ($2,597)         ($3,233)
Tax effect                                   1,092            1,343
                                         ----------------------------
  Unrealized holding losses on
    available-for-sale securities,
    net of tax                             ($1,505)         ($1,890)
                                         ============================

The   components  of  accumulated   other   comprehensive   loss,   included  in
shareholders' equity, are as follows:

                                          March 31,      December 31,
                                            2006             2005
                                         ----------------------------
                                                (in thousands)
Net unrealized losses on
   available-for-sale securities          ($7,347)         ($4,750)
Tax effect                                  3,089            1,997
                                         ----------------------------
  Unrealized holding losses on
     available-for-sale securities,
     net of tax                            (4,258)          (2,753)
                                         ----------------------------
Minimum pension liability                  (1,851)          (1,851)
Tax effect                                    779              779
                                         ----------------------------
  Minimum pension liability, net of tax    (1,072)          (1,072)
                                         ----------------------------
Accumulated other comprehensive loss      ($5,330)         ($3,825)
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

The following table sets forth the net periodic benefit cost recognized for the plans:

                                                    Three Months Ended March 31,
                                                       2006            2005
                                                           (in thousands)
                                                    ----------------------------
Net pension cost included the following components:
Service cost-benefits earned during the period         $139            $104
Interest cost on projected benefit obligation           132             133
Amortization of net obligation at transition              -              56
Amortization of prior service cost                       50              24
Recognized net actuarial loss                            34               1
                                                    ----------------------------
Net periodic pension cost                              $355            $318
                                                    ============================

During the three months ended March 31, 2006 and 2005, the Company contributed and paid out as benefits $151,000 and $152,000, respectively, to participants under the plans. For the year ending December 31, 2006, the Company expects to contribute and pay out as benefits $530,000 to participants under the plans.

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

The Company did not recognize any gain or loss resulting from the cumulative effect of a change in accounting principle upon adoption of SFAS 123R on January 1, 2006. Based on the stock-based compensation awards outstanding as of December 31, 2005, for which the requisite service was not fully rendered prior to
January 1, 2006, and any subsequent option grants as of March 31, 2006, the Company expects to recognize total pre-tax compensation cost of approximately $869,000 related to outstanding stock option grants, of which $139,000 was recognized in the first quarter of 2006, in accordance with the accounting requirements of SFAS 123R. The after-tax effect of adopting SFAS 123R was a reduction of net income of $100,000 and $0, and a reduction in diluted earnings per share of $0.006 and $0, for the first quarters of 2006 and 2005, respectively. Future levels of compensation cost recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption SFAS 123R.

In March 2006, the FASB issued FASB Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, (SFAS 156) an amendment of FASB Statement No. 140. SFAS 156 requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value measurement basis.

The Company elected to early adopt SFAS 156 as of January 1, 2006 and to measure residential mortgage servicing rights (MSRs) at fair value. At December 31, 2005, MSRs were accounted for at the lower of amortized cost or market value basis. As a result of adopting SFAS 156, the Company' s adjustment to opening retained earnings as of January 1, 2006, representing the effect of remeasuring all MSRs that existed at December 31, 2005 from a lower of amortized cost or market basis to a fair value basis, was immaterial.

Reclassifications
Certain amounts previously reported in the 2005 financial statements have been reclassified to conform to the 2006 presentation. These reclassifications did not affect previously reported net income or total shareholders' equity.

                                TRICO BANCSHARES
                                Financial Summary
                    (in thousands, except per share amounts)

                                                           (Unaudited)
                                                       Three months ended
                                                            March 31,
                                                --------------------------------
                                                     2006              2005
                                                --------------------------------

Net Interest Income (FTE)                          $21,468           $18,756
Provision for loan losses                             (500)             (100)
Noninterest income                                   6,448             5,327
Noninterest expense                                (16,422)          (15,113)
Provision for income taxes (FTE)                    (4,459)           (3,631)
                                                --------------------------------
Net income                                          $6,535            $5,239
                                                ================================

Earnings per share:
     Basic                                           $0.42             $0.33
     Diluted                                         $0.40             $0.32
Per share:
     Dividends paid                                  $0.12             $0.11
     Book value at period end                         9.68              8.88
     Tangible book value at period end                8.44              7.57

Average common shares outstanding                   15,737            15,730
Average diluted common shares outstanding           16,380            16,367
Shares outstanding at period end                    15,778            15,734
At period end:
     Loans, net                                 $1,383,464        $1,167,870
     Total assets                                1,829,526         1,655,612
     Total deposits                              1,527,391         1,398,749
     Other borrowings                               31,441            28,176
     Junior subordinated debt                       41,238            41,238
     Shareholders' equity                          152,797           139,634

Financial Ratios:
During the period (annualized):
     Return on assets                                1.43%             1.29%
     Return on equity                               16.93%            14.83%
     Net interest margin(1)                          5.21%             5.12%
     Net loan charge-offs to average loans           0.01%             0.01%
     Efficiency ratio(1)                            58.83%            62.75%
     Average equity to average assets                8.47%             8.67%
At period end:
     Equity to assets                                8.35%             8.43%
     Total capital to risk-adjusted assets          11.09%            11.91%
     Allowance for losses to loans(2)                1.32%             1.37%

(1)  Fully taxable equivalent (FTE)
(2) Allowance for losses includes allowance for loan losses and reserve for unfunded commitments.

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

Results of Operations
The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company and the Bank's financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto located at Item 1 of this report.

The Company had quarterly earnings of $6,535,000, or $0.40 per diluted share, for the three months ended March 31, 2006. These results represent a 25.0% increase from the $0.32 earnings per diluted share reported for the three months ended March 31, 2005 on earnings of $5,239,000. The improvement in results from the year-ago quarter was due to a $2,712,000 (14.5%) increase in fully tax-equivalent net interest income to $21,468,000, and a $1,121,000 (21.0%) increase in noninterest income. These contributing factors were partially offset by a $400,000 (400%) increase in provision for loan losses to $500,000 and a $1,309,000 (8.7%) increase in noninterest expense to $16,422,000 for the quarter ended March 31, 2006.

Following is a summary of the components of fully taxable equivalent ("FTE") net income for the periods indicated (dollars in thousands):

                                                       Three months ended
                                                            March 31,
                                                    -------------------------
                                                      2006             2005
                                                    -------------------------

Net Interest Income (FTE)                           $21,468          $18,756
Provision for loan losses                              (500)            (100)
Noninterest income                                    6,448            5,327
Noninterest expense                                 (16,422)         (15,113)
Provision for income taxes (FTE)                     (4,459)          (3,631)
                                                    -------------------------
Net income                                           $6,535           $5,239
                                                    =========================

Net Interest Income
Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):
                                             Three months ended
                                                  March 31,
                                      --------------------------------
                                           2006               2005
                                      --------------------------------
     Interest income                      $27,978            $22,636
     Interest expense                      (6,773)            (4,121)
     FTE adjustment                           263                241
                                      --------------------------------
        Net interest income (FTE)         $21,468            $18,756
                                      ================================
     Average earning assets            $1,646,777         $1,464,028

     Net interest margin (FTE)              5.21%              5.12%

The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense in interest-bearing liabilities. Net interest income (FTE) during the first quarter of 2006 increased $2,712,000 (14.5%) from the same period in 2005 to $21,468,000. The increase in net interest income (FTE) was due to a $182,749,000 (12.5%) increase in average balances of earning assets to $1,646,777,000 and a 0.09% increase in net interest margin (FTE) to 5.21%.

Interest and Fee Income
Interest and fee income (FTE) for the first quarter of 2006 increased $5,364,000 (23.4%) from the first quarter of 2005. The increase was due to the $182,749,000 (12.5%) increase in average interest-earning assets and a 0.61% increase in the yield on those average earning assets to 6.86%. The growth in interest-earning assets was the result of a $217,502,000 (18.6%) increase in average loan balances to $1,384,541,000 that was offset by a $34,813,000 (11.7%) decrease in average balance of investments to $261,568,000.

Contributing to the 0.61% increase in average yield on interest-earning assets was a 0.55% increase in average yield on loans to 7.24% in the quarter ended March 31, 2006 compared to 6.69% in the year-ago quarter. This 0.55% increase in average yield on loans is primarily the result of increases in short-term lending rates including the prime rate of lending which increased steadily from 5.25% at December 31, 2004 to 7.75% at March 31, 2006. The average yield on the Company's combined taxable and nontaxable investment balances increased 0.32% to 4.84% in the quarter ended March 31, 2006 compared to 4.52% in the year-ago quarter. The increase in the average yield on investment balances was primarily due to maturity of lower yielding fixed rate mortgage backed securities.

Interest Expense
Interest expense increased $2,652,000 (64.4%) in the first quarter of 2006 compared to the year-ago quarter. The increase was due to a 0.68% increase in the average rate paid on interest-bearing liabilities from 1.43% in the first quarter of 2005 to 2.11% in the first quarter of 2006.

The average balance of interest-bearing liabilities increased $134,721,000 (11.7%) in the first quarter of 2006 compared to the year-ago quarter. The average balance of interest-bearing demand deposits, time deposits, and Federal funds purchased were up $8,184,000 (3.4%), $133,541,000 (40.4%), and $39,357,000
(138%), respectively, from the year-ago quarter. In addition, the average balance of noninterest-bearing deposits increased $44,291,000 (14.2%) from the year-ago quarter. The average balance of savings deposits was down $50,255,000 (10.4%) from the year-ago quarter. The average rates paid for all categories of interest-bearing liabilities except interest-bearing demand deposits and other borrowings were up due to increases in market rates. The average rate paid on savings deposits, time deposits, federal funds purchased, and junior subordinated debt increased 0.02%, 0.93%, 2.01%, and 1.90%, respectively, to 0.74%, 3.47%, 4.42%, and 7.11%, respectively. The average rate paid on interest-bearing demand deposits was unchanged at 0.20% while the average rate paid on other borrowings decreased 0.30% basis points to 4.35% due to the addition of short-term other borrowings at significantly lower rates than what previously existed in that category.

Net Interest Margin (FTE)
The following table summarizes the components of the Company's net interest margin for the periods indicated:
                                             Three months ended
                                                  March 31,
                                           ----------------------
                                             2006          2005
                                           ----------------------
Yield on earning assets                      6.86%         6.25%
Rate paid on interest-bearing
     liabilities                             2.11%         1.42%
                                           ----------------------
     Net interest spread                     4.75%         4.82%
Impact of all other net
     noninterest-bearing funds               0.46%         0.30%
                                           ----------------------
        Net interest margin                  5.21%         5.12%
                                           ======================

Net interest margin in the first quarter of 2006 increased 0.09% compared to the first quarter of 2005. This increase in net interest margin was mainly due to a larger favorable impact of all other net noninterest-bearing funds, principally noninterest-bearing demand deposits, offset by a slightly reduced net interest spread when compared to the year-ago quarter.

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


                                                          For the three months ended
                                       ----------------------------------------------------------------
                                                March 31, 2006                  March 31, 2005
                                       -----------------------------   --------------------------------
                                                   Interest    Rates               Interest    Rates
                                         Average   Income/    Earned     Average   Income/    Earned
                                         Balance   Expense     Paid      Balance   Expense     Paid
                                       -----------------------------   --------------------------------
Assets:
Loans                                  $1,384,541  $25,069    7.24%     $1,167,039 $19,527     6.69%
Investment securities - taxable           226,164    2,440    4.32%        264,015   2,690     4.08%
Investment securities - nontaxable         35,403      725    8.20%         32,366     656     8.11%
Federal funds sold                            669        7    4.19%            608       4     2.63%
                                       -----------------------------   --------------------------------
   Total earning assets                 1,646,777   28,241    6.86%      1,464,028  22,877     6.25%
Other assets                              175,664                          164,799
                                       -----------                     ------------
Total assets                           $1,822,441                       $1,628,827

Liabilities and shareholders' equity:
Interest-bearing demand deposits         $247,466      122    0.20%       $239,282     121     0.20%
Savings deposits                          432,206      797    0.74%        482,461     870     0.72%
Time deposits                             463,884    4,023    3.47%        330,343   2,094     2.54%
Federal funds purchased                    67,926      750    4.42%         28,569     172     2.41%
Other borrowings                           32,006      348    4.35%         28,112     327     4.65%
Junior subordinated debt                   41,238      733    7.11%         41,238     537     5.21%
                                       -----------------------------   --------------------------------
   Total interest-bearing liabilities   1,284,726    6,773    2.11%      1,150,005   4,121     1.43%
Noninterest-bearing deposits              355,269                          310,978
Other liabilities                          28,036                           26,580
Shareholders' equity                      154,410                          141,264
                                       -----------                     ------------
Total liabilities and shareholders'
  equity                               $1,822,441                       $1,628,827
                                       ===========                     ============
Net interest spread(1)                                        4.75%                            4.82%
Net interest income and interest margin(2)         $21,468    5.21%                $18,756     5.12%
                                                  ==================               ==================


(1) Net interest spread represents the average yield earned on assets minus the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of earning assets.

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

                                             Three months ended March 31, 2006
                                                compared with three months
                                                   ended March 31, 2005
                                             ---------------------------------
                                              Volume       Rate       Total
                                             ---------------------------------
Increase (decrease) in interest income:
Loans                                         $3,638      $1,904     $5,542
Investment securities                           (393)        212       (181)
Federal funds sold                                 -           3          3
                                             ---------------------------------
   Total earning assets                        3,245       2,119      5,364
                                             ---------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits                   4          (3)         1
Savings deposits                                 (90)         17        (73)
Time deposits                                    848       1,081      1,929
Federal funds purchased                          237         341        578
Other borrowings                                  45         (24)        21
Junior subordinated debt                           -         196        196
                                             ---------------------------------
   Total interest-bearing liabilities          1,044       1,608      2,652
                                             ---------------------------------
Increase (decrease) in Net Interest Income    $2,201        $511     $2,712
                                             =================================

Provision for Loan Losses
The Company provided $500,000 for loan losses in the first quarter of 2006 versus $100,000 in the first quarter of 2005. During the first quarter of 2006, the Company recorded $82,000 of net loan charge-offs versus $62,000 of net loan charge-offs in the year-ago quarter.

Noninterest Income
The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).

                                              Three months ended March 31,
                                              ----------------------------
                                                   2006           2005
                                              ----------------------------
     Service charges on deposit accounts          $3,474         $3,034
     ATM fees and interchange                        818            712
     Other service fees                              515            484
     Amortization of mortgage servicing rights         -           (168)
     Change in value of mortgage servicing rights     50             -
     Gain on sale of loans                           298            292
     Commissions on sale of
       nondeposit investment products                558            532
     Increase in cash value of life insurance        400            220
     Other noninterest income                        335            221
                                              ----------------------------
     Total noninterest income                     $6,448         $5,327
                                              ============================

Noninterest income for the first quarter of 2006 increased $1,121,000 (21.0%) from the year-ago quarter. The increase in noninterest income from the year-ago quarter was mainly due to a $440,000 (14.5%) increase in service charges on deposit accounts to $3,474,000, a $180,000 (81.8%) gain in the increase in cash value of life insurance, and a $218,000 increase related to the change in value of mortgage servicing rights. The increase in service charges on deposit accounts was primarily due to the introduction of a business overdraft privilege product in March 2005 and growth in customer count. The gain in the increase in cash value of life insurance was due to higher earning rates on the related insurance policies. The increased related to the change in value of mortgage servicing rights is due to the adoption of market value accounting for mortgage servicing rights effective January 1, 2006 and the related change in market value from January 1, 2006 to March 31, 2006.

Noninterest Expense
The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).

                                              Three months ended March 31,
                                              ----------------------------
                                                   2006           2005
                                              ----------------------------
     Salaries & benefits                          $9,156         $8,369
     Equipment                                     1,145            993
     Occupancy                                     1,022            980
     Advertising and marketing                       440            342
     ATM network charges                             434            371
     Data processing and software                    412            374
     Professional fees                               380            407
     Telecommunications                              370            384
     Intangible amortization                         346            343
     Courier service                                 297            278
     Postage                                         244            237
     Assessments                                      80             76
     Operational losses                               44             26
     Other                                         2,052          1,933
                                              ----------------------------
     Total                                       $16,422        $15,113
                                              ============================
     Average full time equivalent staff              607            565
     Noninterest expense to revenue (FTE)         58.83%         62.75%

Noninterest expense for the first quarter of 2006 increased $1,309,000 (8.7%) compared to the first quarter of 2005. Salaries and benefits expense increased $787,000 (9.4%) to $9,156,000. The increase in salaries and benefits expense was mainly due to annual salary increases, and new employees at the Company's recently opened branches in Lincoln (February 2005), Folsom-East Bidwell (March
2005),  Roseville-Pleasant Grove (November 2005), Yuba City-Marketplace (January
2006), and Folsom-Empire Ranch (March 2006). Other categories of noninterest expense such as equipment, occupancy, ATM network charges, and other also increased, in part, due to these newly opened branches. Advertising and marketing expense increased $98,000 (28.7%) to $440,000.

Provision for Income Tax
The effective tax rate for the three months ended March 31, 2006 was 39.1% and reflects a decrease from 39.3% for the three months ended March 31, 2005. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly from increase in cash value of life insurance, tax-exempt loans and state and municipal securities.

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

The following is a summary of classified assets on the dates indicated (dollars in thousands):

                               At March 31, 2006           At December 31, 2005
                           -------------------------    ------------------------
                             Gross Guaranteed  Net       Gross Guaranteed   Net
                           -----------------------------------------------------
Classified loans           $13,936   $7,257  $6,679    $13,086   $7,110   $5,976
Other classified assets          -        -       -          -        -        -
                           -----------------------------------------------------
Total classified assets    $13,936   $7,257  $6,679    $13,086   $7,110   $5,976
                           =====================================================
Allowance for loan losses/classified loans   249.2%                       271.5%

Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies increased $703,000 (11.8%) to $6,679,000 at March 31, 2006 from $5,976,000 at December 31, 2005.

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

Interest income on nonaccrual loans, which would have been recognized during the three months ended March 31, 2006, if all such loans had been current in accordance with their original terms, totaled $357,000. Interest income actually recognized on these loans during the three months ended March 31, 2006 was $249,000.

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

As shown in the following table, total nonperforming assets net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, increased $1,087,000 (36.7%) to $4,048,000 during the first three months of 2006. Nonperforming assets net of guarantees represent 0.22% of total assets. All nonaccrual loans are considered to be impaired when determining the need for a specific valuation allowance. The Company continues to make a concerted effort to work problem and potential problem loans to reduce risk of loss.


 (dollars in thousands):
                                                  At March 31, 2006           At December 31, 2005
                                              -------------------------    -------------------------
                                                Gross Guaranteed  Net       Gross Guaranteed   Net
                                              ------------------------------------------------------
Performing nonaccrual loans                    $9,871   $6,826   $3,045     $9,315  $6,933   $2,382
Nonperforming, nonaccrual loans                 1,286      283    1,003        579       -      579
                                              ------------------------------------------------------
     Total nonaccrual loans                    11,157    7,109    4,048      9,894   6,933    2,961
Loans 90 days past due and still accruing           -        -        -          -       -        -
                                              ------------------------------------------------------
Total nonperforming loans                      11,157    7,109    4,048      9,894   6,933    2,961
Other real estate owned                             -        -        -          -       -        -
                                              ------------------------------------------------------
Total nonperforming assets                    $11,157   $7,109   $4,048     $9,894  $6,933   $2,961
                                              ======================================================
Nonperforming loans to total loans                                0.29%                       0.21%
Nonperforming assets to total assets                              0.22%                       0.16%
Allowance for loan losses to nonperforming loans                   411%                        548%


Capital Resources
The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management.

On March 11, 2004, the Board of Directors approved an increase in the maximum number of shares to be repurchased under the Company's stock repurchase plan originally announced on July 31, 2003 from 250,000 to 500,000 effective on April 9, 2004, solely to conform with the two-for-one stock split effective on April 9, 2004. The 250,000 shares originally authorized for repurchase under this plan represented approximately 3.2% of the Company's approximately 7,852,000 common shares outstanding as of July 31, 2003. This plan has no stated expiration date for the repurchases, which may occur from time to time as market conditions allow. As of March 31, 2006, the Company had repurchased 374,371 shares under this plan as adjusted for the 2-for-1 stock split paid on April 30, 2004, which left 125,629 shares available for repurchase under the plan.

The Company's primary capital resource is shareholders' equity, which was $152,797,000 at March 31, 2006. This amount represents an increase of $3,304,000 from December 31, 2005, the net result of comprehensive income for the period of $5,030,000, the issuance of common shares via the exercise of stock options of $841,000, and the effect of stock option vesting of $139,000, partially offset by the retirement of common stock with value of $815,000 tendered by employees, in lieu of cash, to exercise stock options, and dividends paid of $1,891,000. The Company's ratio of equity to total assets was 8.35%, 8.43%, and 8.12% as of March 31, 2006, March 31, 2005, and December 31, 2005, respectively.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

                                At March 31,         At            Minimum
                            -----------------    December 31,    Regulatory
                             2006       2005        2005         Requirement
                            ------------------------------------------------
     Tier I Capital         10.04%     10.81%       9.76%            4.00%
     Total Capital          11.09%     11.91%      10.79%            8.00%
     Leverage ratio          9.82%      9.95%       9.72%            4.00%

Off-Balance Sheet Items
The Bank has certain ongoing commitments under operating and capital leases. These commitments do not significantly impact operating results. As of March 31, 2006 commitments to extend credit and commitments related to the Bank's deposit overdraft privilege product were the Bank's only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $606,542,000 and $626,490,000 at March 31, 2006 and December 31, 2005, respectively, and represent 43.3% of the total loans outstanding at March 31, 2006 versus 45.2% at December 31, 2005. Commitments related to the Bank's deposit overdraft privilege product totaled $35,890,000 and $35,002,000 at March 31, 2006 and December 31, 2005, respectively.

Certain Contractual Obligations
The following chart summarizes certain contractual obligations of the Company as of December 31, 2005:


                                                              Less than        1-3          3-5       More than
(dollars in thousands)                             Total      one year        years        years       5 years
                                                ------------------------------------------------------------------
Federal funds purchased                            $96,800     $96,800            -            -            -
FHLB loan, fixed rate of 5.41%
   payable on April 7, 2008, callable
   in its entirety by FHLB on a quarterly
   basis beginning April 7, 2003                    20,000           -       20,000            -            -
FHLB loan, fixed rate of 5.35%
   payable on December 9, 2008                       1,500           -        1,500            -            -
FHLB loan, fixed rate of 5.77%
   payable on February 23, 2009                      1,000           -            -        1,000            -
Capital lease obligation on premises,
   effective rate of 13% payable
   monthly in varying amounts
   through December 1, 2009                            293           -            -          293            -
Other collateralized borrowings,
   fixed rate of  1.44% payable on January 3, 2006   8,597       8,597            -            -            -
Junior subordinated debt, adjustable rate
   of three-month LIBOR plus 3.05%,
   callable in whole or in part by the
   Company on a quarterly basis beginning
   October 7, 2008, matures October 7, 2033         20,619           -            -            -       20,619
Junior subordinated debt, adjustable rate
   of three-month LIBOR plus 2.55%,
   callable in whole or in part by the
   Company on a quarterly basis beginning
   July 23, 2009, matures July 23, 2034             20,619           -            -            -       20,619
Operating lease obligations                          7,095       1,522        2,600        1,888        1,085
Deferred compensation(1)                             1,464         264          481          454          265
Supplemental retirement plans(1)                     4,528         477          938          926        2,187
Employment agreements                                  119         119            -            -            -
                                                ------------------------------------------------------------------
Total contractual obligations                     $182,634    $107,779      $25,519       $4,561      $44,775
                                                ==================================================================


(1) These amounts represent known certain payments to participants under the Company's deferred compensation and supplemental retirement plans. See
     "Retirement Plans" at Part I, Item 1 of this report for additional information related to the Company's deferred compensation and supplemental retirement plan liabilities.

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

At March 31, 2006, the results of the simulations noted above indicate that given a "flat" balance sheet scenario, and if deposit rates track general interest rate changes by approximately 50%, the Company's balance sheet is slightly liability sensitive. "Liability sensitive" implies that earnings decrease when interest rates rise, and increase when interest rates decrease. The magnitude of all the simulation results noted above is within the Bank's policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

The simulation results noted above do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

At March 31, 2006 and 2005, the Company had no derivative financial instruments.

Liquidity
The Company's principal source of asset liquidity is federal funds sold and marketable investment securities available for sale. At March 31, 2006, federal funds sold and investment securities available for sale totaled $244,441,000, representing a decrease of $18,214,000 (6.9%) from December 31, 2005, and a decrease of $49,470,000 (16.8%) from March 31, 2005. In addition, the Company generates additional liquidity from its operating activities. The Company's profitability during the first three months of 2006 generated cash flows from operations of $10,833,000 compared to $7,446,000 during the first three months of 2005. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks. Sales and maturities of investment securities produced cash inflows of $13,894,000 during the three months ended March 31, 2005 compared to $14,244,000 for the three months ended March 31, 2005. During the three months ended March 31, 2006, the Company invested $985,000 and $15,155,000 in securities and net loan growth, respectively, compared to $25,525,000 and $9,528,000 invested in securities and net loan growth, respectively, during the first three months of 2005. These changes in investment and loan balances contributed to net cash used for investing activities of $2,860,000 during the three months ended March 31, 2006, compared to net cash used for investing activities of $22,317,000 during the three months ended March 31, 2005. Financing activities used net cash of $22,220,000 during the three months ended March 31, 2006, compared to net cash provided by financing activities of $22,380,000 during the three months ended March 31, 2005. Deposit balance increases accounted for $30,594,000 of financing sources of funds during the three months ended March 31, 2006, compared to $49,916,000 during the three months ended March 31, 2005. Dividends paid used $1,891,000 and $1,732,000 of cash during the three months ended March 31, 2006 and 2005, respectively. Decreases in Federal funds purchased used $51,000,000 and $25,700,000 of cash, respectively, during the quarters ended March 31, 2006 and 2005, respectively. Also, the Company's liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 4.  Controls and Procedures
The Chief Executive Officer, Richard Smith, and the Chief Financial Officer, Thomas Reddish, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006 ("Evaluation Date"). Based on that evaluation, they concluded that as of the Evaluation Date the Company's disclosure controls and procedures are effective to allow timely communication to them of information relating to the Company and the Bank required to be disclosed in its filings with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No changes in the Company's internal control over financial reporting occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Due to the nature of the banking business, the Bank is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business of the Bank.

Item 1A - Risk Factors

There have been no material changes to the risk factors previously  disclosed in
Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information concerning the common stock repurchased by the Company during the first quarter of 2006 pursuant to the Company's stock repurchase plan originally announced on July 31, 2003, as amended on March 11, 2004, to conform with the Company's two-for-one stock split effective on April 9, 2004, which is discussed in more detail under "Capital Resources" in this report:


Period          (a) Total number    (b) Average price   (c) Total number of     (d) Maximum number
                of Shares purchased  paid per share     shares purchased as     of shares that may yet
                                                        part of publicly        be purchased under the
                                                        announced plans or      plans or programs
                                                        programs
-----------------------------------------------------------------------------------------------------------
Jan. 1-31, 2006             -              -                        -                 125,629
Feb. 1-28, 2006             -              -                        -                 125,629
Mar. 1-31, 2006             -              -                        -                 125,629
-----------------------------------------------------------------------------------------------------------
Total                       -              -                        -                 125,629


During the quarter ended March 31, 2006, Employees tendered 30,125 shares of the Company's common stock with an average market value of $27.05 per share in lieu of cash to exercise options as permitted by the Company's shareholder approved stock option plans. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day of option exercise.

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

                                     TRICO BANCSHARES
                                       (Registrant)

Date:  May 2, 2005                   /s/ Thomas J. Reddish
                                     -----------------------------------
                                     Thomas J. Reddish
                                     Executive Vice President and
                                     Chief Financial Officer

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



Date: May 2, 2006                       /s/ Richard P. Smith
                                        ----------------------------------------
                                        Richard P. Smith
                                        President and Chief Executive Officer

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



Date: May 2, 2006                       /s/ Thomas J. Reddish
                                        ----------------------------------------
                                        Thomas J. Reddish
                                        Executive Vice President and
                                        Chief Financial Officer

Exhibit 32.1

Section 1350 Certification of CEO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Exhibit 32.2

Section 1350 Certification of CFO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Reddish, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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