Form 10-Q
period 2006-06-30
TRICO BANCSHARES /
filed 2006-08-08
CIK 356171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                  Quarterly Report Pursuant Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2006          Commission file number 0-10661
----------------------------------------          ------------------------------

                                TRICO BANCSHARES
             (Exact name of registrant as specified in its charter)

           California                                          94-2792841
------------------------------                            -------------------
 (State or other jurisdiction                              (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                  63 Constitution Drive, Chico, California 95973
              ----------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                  530-898-0300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

Large accelerated filer      Accelerated filer  X   Non-accelerated filer
                       -----                  -----                      -----

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                             Yes           No  X
                                -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Class:  Common stock, no par value

Outstanding shares as of July 24, 2006:  15,855,107

                                TABLE OF CONTENTS

                                                                          Page

Forward Looking Statements                                                  1

PART I - FINANCIAL INFORMATION                                              2

  Item 1 - Financial Statements                                             2

    Notes to Unaudited Condensed Consolidated Financial Statements          6

    Financial Summary                                                      18

  Item 2 - Management's Discussion and Analysis of Financial               19
           Condition and Results of Operations

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk      30

  Item 4 - Controls and Procedures                                         31

PART II - OTHER INFORMATION                                                32

  Item 1 - Legal Proceedings                                               32

  Item 1A - Risk Factors                                                   32

  Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds     32

  Item 4 - Submission of Matters to a Vote of Security Holders             32

  Item 6 - Exhibits                                                        33

  Signatures                                                               35

  Exhibits                                                                 36

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


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                TRICO BANCSHARES
                           CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data; unaudited)

                                                                  At June 30,            At December 31,
                                                            2006              2005            2005
                                                      -------------------------------   -----------------
Assets:
     Cash and due from banks                              $84,663           $79,287          $90,562
     Federal funds sold                                       526               235            2,377
                                                      -------------------------------   -----------------
         Cash and cash equivalents                         85,189            79,522           92,939

     Securities available-for-sale                        221,828           288,902          260,278
     Federal Home Loan Bank stock, at cost                  8,103             7,440            7,602
     Loans, net of allowance for loan losses
          of $16,893, $14,892 and $16,226               1,439,115         1,235,160        1,368,809
     Foreclosed assets, net of allowance for losses
          of $180, $180 and $180                                -                 -                -
     Premises and equipment, net                           21,597            21,182           21,291
     Cash value of life insurance                          42,571            41,099           41,768
     Accrued interest receivable                            7,841             6,706            7,641
     Goodwill                                              15,519            15,519           15,519
     Other intangible assets, net                           3,711             4,719            4,407
     Other assets                                          25,682            20,394           21,021
                                                      -------------------------------   -----------------
         Total Assets                                  $1,871,156        $1,720,643       $1,841,275
                                                      ===============================   =================
Liabilities:
     Deposits:
         Noninterest-bearing demand                      $354,576          $332,887         $368,412
         Interest-bearing                               1,159,864         1,067,290        1,128,385
                                                      -------------------------------   -----------------
         Total deposits                                 1,514,440         1,400,177        1,496,797
     Federal funds purchased                               96,700            83,000           96,800
     Accrued interest payable                               5,739             3,535            4,506
     Reserve for unfunded commitments                       1,849             1,671            1,813
     Other liabilities                                     19,225            20,626           19,238
     Other borrowings                                      33,971            27,628           31,390
     Junior subordinated debt                              41,238            41,238           41,238
                                                      -------------------------------   -----------------
         Total Liabilities                              1,713,162         1,577,875        1,691,782
                                                      -------------------------------   -----------------
Commitments and contingencies
Shareholders' Equity:
     Common stock, no par value: 50,000,000 shares authorized;
         issued and outstanding:
           15,855,107 at June 30, 2006                     73,337
           15,684,092 at June 30, 2005                                       70,855
           15,707,835 at December 31, 2005                                                    71,412
     Retained earnings                                     90,286            73,381           81,906
     Accumulated other comprehensive loss, net             (5,629)           (1,468)          (3,825)
                                                      -------------------------------   -----------------
         Total Shareholders' Equity                       157,994           142,768          149,493
                                                      -------------------------------   -----------------
Total Liabilities and Shareholders' Equity             $1,871,156        $1,720,643       $1,841,275
                                                      ===============================   =================


See accompanying notes to unaudited condensed consolidated financial statements.


                                TRICO BANCSHARES
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data; unaudited)

                                                Three months ended June 30, Six months ended June 30,
                                                    2006            2005       2006           2005
                                               --------------------------------------------------------
  Interest and dividend income:
  Loans, including fees                           $26,555         $20,701    $51,624        $40,228
  Debt securities:
    Taxable                                         2,254           2,707      4,610          5,337
    Tax exempt                                        445             414        907            829
  Dividends                                            94              78        178            138
  Federal funds sold                                   31              10         38             14
                                               --------------------------------------------------------
  Total interest income                            29,379          23,910     57,357         46,546
                                               --------------------------------------------------------
  Interest expense:
  Deposits                                          5,921           3,617     10,863          6,702
  Federal funds purchased                           1,169             249      1,919            421
  Other borrowings                                    396             329        744            656
  Junior subordinated debt                            789             594      1,522          1,131
                                               --------------------------------------------------------
  Total interest expense                            8,275           4,789     15,048          8,910
                                               --------------------------------------------------------
  Net interest income                              21,104          19,121     42,309         37,636
                                               --------------------------------------------------------
  Provision for loan losses                           554             561      1,054            661
                                               --------------------------------------------------------
  Net interest income after provision for
    loan losses                                    20,550          18,560     41,255         36,975
                                               --------------------------------------------------------
  Noninterest income:
  Service charges and fees                          4,956           4,505      9,813          8,567
  Gain on sale of loans                               313             429        611            721
  Commissions on sale of non-deposit investment
    products                                          524             660      1,082          1,192
  Increase in cash value of life insurance            403             400        803            620
  Other                                               335             316        670            537
                                               --------------------------------------------------------
  Total noninterest income                          6,531           6,310     12,979         11,637
                                               --------------------------------------------------------
  Noninterest expense:
  Salaries and related benefits                     8,618           8,408     17,774         16,777
  Other                                             7,658           7,109     14,924         13,853
                                               --------------------------------------------------------
  Total noninterest expense                        16,276          15,517     32,698         30,630
                                               --------------------------------------------------------
  Income before income taxes                       10,805           9,353     21,536         17,982
  Provision for income taxes                        4,248           3,616      8,444          7,006
                                               --------------------------------------------------------
  Net income                                       $6,557          $5,737    $13,092        $10,976
                                               ========================================================

  Average shares outstanding                   15,798,565      15,701,867  15,767,555     15,715,796
  Diluted average shares outstanding           16,388,855      16,288,728  16,384,225     16,327,716
  Per share data:
  Basic earnings                                   $0.42           $0.37      $0.83          $0.70
  Diluted earnings                                 $0.40           $0.35      $0.80          $0.67
  Dividends paid                                   $0.12           $0.11      $0.24          $0.22

See accompanying notes to unaudited condensed consolidated financial statements.



                                TRICO BANCSHARES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                (In thousands, except per share data; unaudited)

                                                                     Accumulated
                                   Shares of                            Other
                                    Common     Common    Retained   Comprehensive
                                     Stock      Stock    Earnings   (Loss) Income     Total
                                 -------------------------------------------------------------
Balance at December 31, 2004      15,723,317   $70,699    $67,785        ($352)      $138,132
Comprehensive income:                                                               ----------
  Net income                                               10,976                      10,976
  Change in net unrealized gain on
    Securities available for sale, net                                  (1,116)        (1,116)
                                                                                    ----------
Total comprehensive income                                                              9,860
Stock options exercised               79,275       511                                    511
Tax benefit of stock options exercised             178                                    178
Repurchase of common stock          (118,500)     (533)    (1,918)                     (2,451)
Dividends paid ($0.22 per share)                           (3,462)                     (3,462)
                                 -------------------------------------------------------------
Balance at June 30, 2005          15,684,092   $70,855    $73,381      ($1,468)      $142,768
                                 =============================================================

Balance at December 31, 2005      15,707,835   $71,412    $81,906      ($3,825)      $149,493
Comprehensive income:                                                               ----------
  Net income                                               13,092                      13,092
  Change in net unrealized gain on
    Securities available for sale, net                                  (1,804)        (1,804)
                                                                                    ----------
Total comprehensive income                                                             11,288
Stock option vesting                               289                                    289
Stock options exercised              188,187     1,630                                  1,630
Tax benefit of stock options exercised             192                                    192
Repurchase of common stock           (40,915)     (186)      (923)                     (1,109)
Dividends paid ($0.24 per share)                           (3,789)                     (3,789)
                                 -------------------------------------------------------------
Balance at June 30, 2006          15,855,107   $73,337    $90,286      ($5,629)      $157,994
                                 =============================================================


See accompanying notes to unaudited condensed consolidated financial statements.


                                TRICO BANCSHARES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands; unaudited)

                                                                 For the six months ended June 30,
                                                                     2006               2005
                                                               ------------------------------------
Operating activities:
   Net income                                                      $13,092             $10,976
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation of property and equipment, and amortization      1,894               1,861
       Amortization of intangible assets                               696                 689
       Provision for loan losses                                     1,054                 661
       Amortization of investment securities premium, net              468                 659
       Originations of loans for resale                            (37,364)            (36,677)
       Proceeds from sale of loans originated for resale            37,616              36,986
       Gain on sale of loans                                          (611)               (721)
       Amortization of mortgage servicing rights                         -                 306
       Change in value of mortgage servicing rights                    138                   -
       Gain on sale of investments                                     (12)                  -
       Loss on sale of fixed assets                                     23                  79
       Increase in cash value of life insurance                       (803)               (620)
       Stock option expense                                            289                   -
       Change in:
         Interest receivable                                          (200)               (233)
         Interest payable                                            1,233                 254
         Other assets and liabilities, net                          (3,190)               (271)
                                                               ------------------------------------
         Net cash provided by operating activities                  14,323              13,949
                                                               ------------------------------------
Investing activities:
   Proceeds from maturities of securities available-for-sale        25,997              29,064
   Proceeds from securities available-for-sale                       9,780                   -
   Purchases of securities available-for-sale                         (896)            (34,538)
   Purchases of Federal Home Loan Bank stock                          (501)               (659)
   Loan originations and principal collections, net                (71,360)            (77,379)
   Proceeds from sale of premises and equipment                          2                  23
   Purchases of premises and equipment                              (1,951)             (2,993)
                                                               ------------------------------------
   Net cash used by investing activities                           (38,929)            (86,482)
                                                               ------------------------------------
Financing activities:
   Net increase in deposits                                         17,643              51,344
   Net (decrease) increase in Federal funds purchased                 (100)             36,600
   Payments of principal on long-term other borrowings                 (29)                (25)
   Net change in short-term other borrowings                         2,610                (499)
   Repurchase of common stock                                            -              (2,451)
   Dividends paid                                                   (3,789)             (3,462)
   Exercise of stock options                                           521                 511
                                                               ------------------------------------
         Net cash provided by financing activities                  16,856              82,018
                                                               ------------------------------------
     Net change in cash and cash equivalents                        (7,750)              9,485
                                                               ------------------------------------
     Cash and cash equivalents and beginning of period              92,939              70,037
                                                               ------------------------------------
     Cash and cash equivalents at end of period                    $85,189             $79,522
                                                               ====================================
Supplemental disclosure of noncash activities:
   Unrealized loss on securities available for sale                ($3,113)            ($1,926)
   Value of shares tendered in lieu of cash paid to
     exercise stock options                                         $1,109                   -
   Supplemental disclosure of cash flow activity:
   Cash paid for interest expense                                  $13,815              $8,656
   Cash paid for income taxes                                      $10,700              $6,880
   Income tax benefit from stock option exercises                     $192                $178


See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: General  Summary of  Significant  Accounting  Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The interim results are not necessarily indicative of the results expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Tri Counties Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations
The Company operates 32 branch offices and 21 in-store branch offices in the California counties of Butte, Contra Costa, Del Norte, Fresno, Glenn, Kern, Lake, Lassen, Madera, Mendocino, Merced, Nevada, Placer, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare, Yolo and Yuba. The Company's operating policy since its inception has emphasized retail banking. Most of the Company's customers are retail customers and small to medium sized businesses.

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

Investment Securities
The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. During the six months ended June 30, 2006, and throughout 2005, the Company did not have any securities classified as either held-to-maturity or trading.

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

Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors of current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. At June 30, 2006 and 2005, and December 31, 2005, the Company's balance of loans held for sale was immaterial.

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

Based on the current conditions of the loan portfolio, Management believes that the allowance for loan losses and the reserve for unfunded commitments, which collectively stand at $18,742,000 at June 30, 2006, are adequate to absorb probable losses inherent in the Company's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (dollars in thousands):


                                             Three months ended             Six months ended
                                                  June 30,                      June 30,
                                           ------------------------------------------------------
                                              2006          2005           2006           2005
                                           ------------------------------------------------------
     Allowance for loan losses:
     Balance at beginning of period         $16,644       $14,563        $16,226        $14,525
     Provision for loan losses                  554           561          1,054            661
     Loans charged off                         (564)         (513)          (921)          (808)
     Recoveries of previously
       charged-off loans                        259           281            534            514
                                            -----------------------------------------------------
        Net charge-offs                        (305)         (232)          (387)          (294)
                                            -----------------------------------------------------
     Balance at end of period               $16,893       $14,892        $16,893        $14,892
                                            =====================================================
     Reserve for unfunded commitments:
     Balance at beginning of period          $1,813        $1,632         $1,813         $1,532
     Provision for losses -
       Unfunded commitments                      36            39             36            139
                                            -----------------------------------------------------
     Balance at end of period                $1,849        $1,671         $1,849         $1,671
                                            =====================================================
     Balance at end of period:
     Allowance for loan losses                                           $16,893        $14,892
     Reserve for unfunded commitments                                      1,849          1,671
                                                                        -------------------------
     Allowance for losses                                                $18,742        $16,563
                                                                        =========================
     As a percentage of total loans:
     Allowance for loan losses                                             1.16%          1.19%
     Reserve for unfunded commitments                                      0.13%          0.13%
                                                                        -------------------------
     Allowance for losses                                                  1.29%          1.32%
                                                                        =========================


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

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

                                           Six months ended June 30,
                                        ------------------------------
                                               2006         2005
                                        ------------------------------
Mortgage servicing rights:
Balance at beginning of period                $3,638       $3,476
Additions                                        359          412
Amortization                                       -         (306)
Change in fair value                            (138)           -
                                        ------------------------------
Balance at end of period                      $3,859       $3,582
                                        ==============================
Servicing fees received                         $474         $459
Balance of loans serviced at:
     Beginning of period                    $373,163     $368,435
     End of period                          $382,625     $367,317
Weighted-average prepayment speed (CPR)        11.5%        13.8%
Discount rate                                  10.0%        10.0%


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

The following table summarizes the Company's core deposit intangibles as of June 30, 2006 and December 31, 2005.

                                  December 31,                         June 30,
  (Dollar in Thousands)              2005      Additions   Reductions    2006
                                  ----------------------------------------------
   Core deposit intangibles          3,643          -            -     $13,643
   Accumulated amortization        (10,582)         -         (696)    (11,278)
                                  ----------------------------------------------
   Core deposit intangibles, net    $3,061          -         (696)     $2,365
                                  ==============================================

Core deposit intangibles are amortized over their expected useful lives. Such lives are periodically reassessed to determine if any amortization period adjustments are indicated.

The following table summarizes the Company's estimated core deposit intangible amortization for each of the five succeeding years:

                                        Estimated Core Deposit
                                       Intangible Amortization
                    Years Ended          (Dollar in thousands)
                    -----------       ------------------------
                        2006                   $1,395
                        2007                     $490
                        2008                     $523
                        2009                     $328
                        2010                     $260
                     Thereafter                   $65

The  following  table  summarizes  the  Company's   minimum  pension   liability
intangible as of June 30, 2006 and December 31, 2005.

                                  December 31,                         June 30,
  (Dollar in Thousands)              2005      Additions   Reductions    2006
                                  ----------------------------------------------
  Minimum pension liability
    intangible                      $1,346          -            -      $1,346
                                  ==============================================

Intangible assets related to minimum pension liability are adjusted annually based upon actuarial estimates.

The following table summarizes the Company's goodwill intangible as of June 30, 2006 and December 31, 2005.

                                  December 31,                         June 30,
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

Stock-Based  Compensation
On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), using the modified-prospective transition method. Under this transition method, compensation cost recognized during the six months ended June 30, 2006 includes:
(a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value and related service period estimates in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value and related service periods estimated in accordance with the provisions of SFAS 123R. Under the provisions of the modified-prospective transition method, results for the three and six month periods ended June 30, 2005 have not been restated. Historically, stock options are the only type of share-based award granted by the Company.

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

SFAS 123R clarifies and expands the guidance in SFAS 123 in several areas, including measuring fair value and attributing compensation cost to reporting periods. SFAS 123R includes a requirement to: (a) estimate forfeitures of share-based awards at the date of grant, (b) expense share-based awards granted to retirement eligible employees and those employees with non-substantive non-compete agreements immediately, (c) attribute compensation costs of share-based award grants to the stated future vesting period, (d) recognize compensation cost of all share-based awards based upon the grant-date fair value (including pre-2006 options).

The Company did not recognize any gain or loss resulting from the cumulative effect of a change in accounting principle upon adoption of SFAS 123R on January 1, 2006. Based on the stock-based compensation awards outstanding as of December 31, 2005, for which the requisite service was not fully rendered prior to
January 1, 2006, and any subsequent option grants as of June 30, 2006, the Company expects to recognize total pre-tax compensation cost of approximately $1,164,000 related to outstanding stock option grants, of which $289,000 was recognized in the first six months of 2006, in accordance with the accounting requirements of SFAS 123R. The after-tax effect of adopting SFAS 123R was a reduction of net income of $171,000 and $0, and a reduction in diluted earnings per share of $0.01 and $0, for the first six months of 2006 and 2005, respectively. Future levels of compensation cost recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption SFAS 123R.

For the three and six month periods ended June 30, 2005, had compensation cost for the Company's option plans been determined using the fair-value method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                          Three Months Ended    Six Months Ended
(in thousands, except per share amounts)      June 30, 2006        June 30, 2006
                                          --------------------------------------
Net income                   As reported          $5,737               $10,976
                               Pro forma          $5,624               $10,777
Basic earnings per share     As reported           $0.37                 $0.70
                               Pro forma           $0.36                 $0.69
Diluted earnings per share   As reported           $0.35                 $0.67
                               Pro forma           $0.35                 $0.66
Stock-based employee compensation
   cost, net of related tax effects,
   included in net income    As reported              $0                    $0
                               Pro forma            $113                  $199

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

As of June 30, 2006, options for the purchase of 461,430 and 0 common shares remained available for grant under the 2001 and 1995 Plans, respectively. Shares issued under the Company's option plans are "new issue" shares rather than treasury shares.

Stock option activity for the six months ended June 30, 2006 and 2005 is summarized in the following tables:

                                                            Weighted    Weighted
                                                            Average     Average
                            Number         Option Price     Exercise  Fair Value
                          Of Shares         Per Share        Price     of Grants
Outstanding at
   December 31, 2005       1,636,762      $5.65  to $20.58   $11.44
     Options granted          42,000     $25.91  to $25.91   $25.91      $7.01
     Options exercised      (188,187)     $6.13  to $17.40    $8.66
     Options forfeited          (994)     $5.90  to  $5.90    $5.90
                           ----------------------------------------
Outstanding at
   June 30, 2006           1,489,581       $5.65 to $25.91  $12.20
                           ========================================

Outstanding at
   December 31, 2004       1,661,547      $2.62  to $17.40   $10.52
     Options granted         112,000     $19.35  to $20.58   $19.87      $4.30
     Options exercised       (79,275)     $2.62  to $17.40    $6.45
     Options forfeited          (496)     $5.65  to  $5.65    $5.65
                           ----------------------------------------
Outstanding at
   June 30, 2005           1,693,776      $5.37  to $20.58   $11.33
                           ========================================

During the six months ended June 30, 2006, the intrinsic value of options exercised and the fair value of options that vested were $3,413,000 and $289,000, respectively. The fair value of options granted during the six months ended June 30, 2006 was based on the following expectations: term of 4.0 years, volatility of 31.1%, annual rate of quarterly dividends of 1.85%, and a discount rate of 4.92%.

During the six months ended June 30, 2005, the intrinsic value of options exercised and the fair value of options that vested were $1,127,000 and $336,000, respectively. The fair value of options granted during the six months ended June 30, 2005 was based on the following expectations: term of 6.5 years, volatility of 21.2%, annual rate of quarterly dividends of 2.22%, and a discount rate of 3.90%.

The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was $3,413,000 for which no compensation costs were previously recognized nor tax benefits recognized in equity upon issuance. Cash received from the exercise of stock options during the six months ended June 30, 2006 totaled $521,000. In addition, 40,915 shares of the Company's common stock with market value of $1,109,000 were tendered by optionees and repurchased at market value by the Company, in lieu of cash, to exercise options during the six months ended June 30, 2006 as permitted by the Company's option plans.

The following table shows the number, weighted-average exercise price, and the weighted average remaining contractual life of options outstanding, and the number and weighted-average exercise price of options exercisable as of June 30, 2006 by range of exercise price:


                                        Outstanding Options                            Exercisable Options
                      --------------------------------------------------------    -----------------------------
                                                          Weighted-Average
  Range of                          Weighted-Average         Remaining                        Weighted-Average
Exercise Price         Number        Exercise Price    Contractual Term (yrs.)    Number        Exercise Price
     $4-$6                 448            $5.65                 3.75                  448            $5.65
    $8-$10             698,040            $8.25                 4.49              698,040            $8.25
   $10-$12              40,000           $11.72                 6.44               24,000           $11.72
   $12-$14             373,000           $12.72                 6.91              233,000           $12.69
   $16-$18             224,093           $17.38                 7.67              147,485           $17.38
   $18-$20              65,000           $19.35                 8.65               26,000           $19.35
   $20-$22              47,000           $20.58                 8.90               44,000           $20.58
   $24-$26              42,000           $25.91                 9.90                    -                -


The following table shows the number, weighted-average exercise price, intrinsic value, weighted average remaining contractual life, average remaining vesting period, and remaining compensation cost to be recognized over the remaining vesting period of options exercisable, options not yet exercisable, total options outstanding as of June 30, 2006:


                                                      Currently    Currently Not      Total
(dollars in thousands except exercise price)         Exercisable     Exercisable   Outstanding
Number of options                                     1,172,973        316,608      1,489,581
Weighted average exercise price                          $11.06         $16.46         $12.20
Intrinsic value                                         $19,148         $3,459         22,607
Weighted average remaining contractual term (yrs.)         5.66           7.72           6.10


The 316,608 options that are not currently exercisable as of June 30, 2006 are expected to vest, on a weighted-average basis, over the next 1.36 years, and the Company is expected to recognize $875,000 of compensation costs related to these options as they vest.

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

Earnings per share have been computed based on the following:


                                                                Three Months         Six Months
                                                               Ended June 30,      Ended June 30,
(in thousands)                                                2006       2005       2006     2005
                                                            ------------------    ----------------
Net income                                                   $6,557     $5,737    $13,092  $10,976

Average number of common shares outstanding                  15,799     15,702     15,768   15,716
Effect of dilutive stock options                                590        587        616      612
                                                            ------------------    ----------------
Average number of common shares outstanding
   used to calculate diluted earnings per share              16,389     16,289     16,384   16,328
                                                            ======================================


There were no options excluded from the computation of diluted earnings per share for the six month periods ended June 30, 2006 and 2005, respectively, because the effect of these options was antidilutive.

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

The components of other comprehensive income (loss) and related tax effects are as follows:



                                             Three months ended June 30,         Six Months Ended June 30,
                                             --------------------------          -------------------------
                                                 2006          2005                 2006           2005
                                             --------------------------          -------------------------
(in thousands)
Unrealized holding gains (losses) on
   available-for-sale securities                ($516)        $1,307              ($3,113)       ($1,926)
Tax effect                                        217           (533)               1,309            810
                                             --------------------------          -------------------------
Unrealized holding gains (losses) on
   available-for-sale securities, net of tax    ($299)          $774              ($1,804)       ($1,116)
                                             ==========================          =========================


The   components  of  accumulated   other   comprehensive   loss,   included  in
shareholders' equity, are as follows:


                                                                      June 30,         December 31,
                                                                        2006               2005
                                                                     -----------------------------
(in thousands)
Net unrealized losses on available-for-sale securities                ($7,863)           ($4,750)
Tax effect                                                              3,306              1,997
                                                                     -----------------------------
    Unrealized holding losses on
    available-for-sale securities, net of tax                          (4,557)            (2,753)
                                                                     -----------------------------
Minimum pension liability                                              (1,851)            (1,851)
Tax effect                                                                779                779
                                                                     -----------------------------
   Minimum pension liability, net of tax                               (1,072)            (1,072)
                                                                     -----------------------------
Accumulated other comprehensive loss                                  ($5,629)           ($3,825)
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

The following table sets forth the net periodic benefit cost recognized for the plans:



                                                                Three Months         Six Months
                                                               Ended June 30,      Ended June 30,
(in thousands)                                                2006       2005       2006     2005
                                                              ----       ----       ----     ----
Net pension cost included the following components:
Service cost-benefits earned during the period                $139       $105       $278     $209
Interest cost on projected benefit obligation                  132        135        164      268
Amortization of net obligation at transition                     1         56          1      112
Amortization of prior service cost                              50         24        100       48
Recognized net actuarial loss                                   34          1         68        2
                                                              -----------------------------------
Net periodic pension cost                                     $356       $321       $711     $639
                                                              ===================================


During the six months ended June 30, 2006 and 2005, the Company contributed and paid out as benefits $286,000 and $269,000, respectively, to participants under the plans. For the year ending December 31, 2006, the Company expects to contribute and pay out as benefits $530,000 to participants under the plans.

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

The Company did not recognize any gain or loss resulting from the cumulative effect of a change in accounting principle upon adoption of SFAS 123R on January 1, 2006. Based on the stock-based compensation awards outstanding as of December 31, 2005, for which the requisite service was not fully rendered prior to
January 1, 2006, and any subsequent option grants as of June 30, 2006, the Company expects to recognize total pre-tax compensation cost of approximately $1,164,000 related to outstanding stock option grants, of which $289,000 was recognized in the first six months of 2006, in accordance with the accounting requirements of SFAS 123R. The after-tax effect of adopting SFAS 123R was a reduction of net income of $171,000 and $0, and a reduction in diluted earnings per share of $0.01 and $0, for the first six months of 2006 and 2005, respectively. Future levels of compensation cost recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption SFAS 123R.

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

The Company elected to early adopt SFAS 156 as of January 1, 2006 and to measure residential mortgage servicing rights (MSRs) at fair value. At December 31, 2005, MSRs were accounted for at the lower of amortized cost or market value basis. As a result of adopting SFAS 156, there was no adjustment to opening retained earnings as of January 1, 2006, representing the effect of remeasuring all MSRs that existed at December 31, 2005 from a lower of amortized cost or market basis to a fair value basis, as this amount was immaterial.


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


                                TRICO BANCSHARES
                                Financial Summary
           (dollars in thousands, except per share amounts; unaudited)

                                                       Three months ended            Six months ended
                                                            June 30,                     June 30,
                                                ------------------------------------------------------------
                                                      2006             2005        2006            2005
                                                ------------------------------------------------------------
Net Interest Income (FTE)                           $21,358          $19,361     $42,826         $38,117
Provision for loan losses                              (554)            (561)     (1,054)           (661)
Noninterest income                                    6,531            6,310      12,979          11,637
Noninterest expense                                 (16,276)         (15,517)    (32,698)        (30,630)
Provision for income taxes (FTE)                     (4,502)          (3,856)     (8,961)         (7,487)
Net income                                           $6,557           $5,737     $13,092         $10,976

Earnings per share:
   Basic                                              $0.42            $0.37       $0.83           $0.70
   Diluted                                            $0.40            $0.35       $0.80           $0.67
Per share:
   Dividends paid                                     $0.12            $0.11       $0.24           $0.22
   Book value at period end                           $9.96            $9.10
   Tangible book value at period end                  $8.75            $7.81

Average common shares outstanding                    15,799           15,702      15,788          15,716
Average diluted shares outstanding                   16,389           16,289      16,384          16,328
Shares outstanding at period end                     15,855           15,684
At period end:
   Loans, net                                    $1,439,115       $1,235,160
   Total assets                                   1,871,156        1,720,643
   Total deposits                                 1,514,440        1,400,177
   Other borrowings                                  33,971           27,628
   Junior subordinated debt                          41,238           41,238
   Shareholders' equity                            $157,994         $142,768
Financial Ratios:
During the period (annualized):
   Return on assets                                   1.42%            1.37%       1.43%           1.33%
   Return on equity                                  16.68%           16.03%      16.80%          15.43%
   Net interest margin(1)                             5.10%            5.12%       5.15%           5.12%
   Net loan charge-offs to average loans              0.09%            0.08%       0.06%           0.05%
   Efficiency ratio(1)                               58.36%           60.45%      58.59%          61.56%
At Period End:
   Equity to assets                                   8.44%            8.30%
   Total capital to risk-adjusted assets             11.11%           11.53%
   Allowance for losses to loans(2)                   1.29%            1.32%


(1)  Fully taxable equivalent (FTE).
(2) Allowance for losses includes allowance for loan losses and reserve for unfunded commitments.

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

Following is a summary of the components of fully taxable equivalent ("FTE") net income for the periods indicated (dollars in thousands):

                                  Three months ended        Six months ended
                                        June 30,                 June 30,
                                  ----------------------------------------------
                                    2006       2005          2006       2005
                                  ----------------------------------------------
Net Interest Income (FTE)         $21,358     19,361       $42,826    $38,117
Provision for loan losses            (554)      (561)       (1,054)      (661)
Noninterest income                  6,531      6,310        12,979     11,637
Noninterest expense               (16,276)    (5,517)      (32,698)   (30,630)
Provision for income taxes (FTE)   (4,502)    (3,856)       (8,961)    (7,487)
                                   ---------------------------------------------
Net income                         $6,557     $5,737       $13,092    $10,976
                                   =============================================

The Company had quarterly earnings of $6,557,000, or $0.40 per diluted share, for the three months ended June 30, 2006. These results represent a 14.3% increase from the $0.35 earnings per diluted share reported for the three months ended June 30, 2005 on earnings of $5,737,000. The improvement in results from the year-ago quarter was due to a $1,997,000 (10.3%) increase in fully tax-equivalent net interest income to $21,358,000, and a $221,000 (3.5%) increase in noninterest income to $6,531,000. These contributing factors were partially offset by a $759,000 (4.9%) increase in noninterest expense to $16,276,000 for the quarter ended June 30, 2006.

The Company reported earnings of $13,092,000, or $0.80 per diluted share, for the six months ended June 30, 2006. These results represent a 15.9% increase from the $0.67 earnings per diluted share reported for the six months ended June 30, 2005 on earnings of $10,976,000. The improvement in results from the year-ago period was primarily due to a $4,709,000 (12.4%) increase in fully tax-equivalent net interest income to $42,826,000, and a $1,342,000 (11.5%) increase in noninterest income to $12,979,000. These contributing factors were partially offset by a $393,000 increase in provision for loan losses to $1,054,000 and a $2,068,000 (6.8%) increase in noninterest expense to $32,698,000 for the six months ended June 30, 2006.

Net Interest  Income
Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

                                 Three months ended         Six months ended
                                     June 30,                   June 30,
                               -------------------------------------------------
                                   2006        2005         2006         2005
                               -------------------------------------------------
     Interest income              $29,379    $23,910      $57,357      $46,546
     Interest expense              (8,275)    (4,789)     (15,048)      (8,910)
     FTE adjustment                   254        240          517          481
                               -------------------------------------------------
      Net interest income (FTE)   $21,358    $19,361      $42,826      $38,117
                               =================================================
     Average interest-earning
     assets                    $1,676,705 $1,511,668   $1,661,741   $1,487,848

     Net interest margin (FTE)      5.10%      5.12%        5.15%        5.12%

The Company's primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense in interest-bearing liabilities.

Net interest income (FTE) during the second quarter of 2006 increased $1,997,000 (10.3%) from the same period in 2005 to $21,358,000. The increase in net interest income (FTE) was due to a $165,037,000 (10.9%) increase in average balances of interest-earning assets to $1,676,705,000 that was minimally offset by a 0.02% decrease in net interest margin (FTE) to 5.10%.

Net interest income (FTE) during the first six months of 2006 increased $4,709,000 (12.4%) from the same period in 2005 to $42,826,000. The increase in net interest income (FTE) was due to a $173,893,000 (11.7%) increase in average balances of interest-earning assets to $1,661,741,000 and a 0.03% increase in net interest margin (FTE) to 5.15%.


Interest and Fee Income
Interest and fee income (FTE) for the second quarter of 2006 increased $5,483,000 (22.7%) from the second quarter of 2005. The increase was due to a $165,037,000 (10.9%) increase in average interest-earning assets to $1,676,705,000 and a 0.68% increase in the yield on those average interest-earning assets to 7.07%. The growth in interest-earning assets was due to a $218,674,000 (18.1%) increase in average loan balances to $1,427,735,000 that was partially offset by a decrease of $54,622,000 (18.1%) in average balances of investments to $246,513,000. The increase in the yield on average interest-earning assets was mainly due to a 0.59% increase in yield on loans to 7.44% and a change in the mix of earning assets from lower-earning investments towards higher-earning loans. The increase in loan yields from the year-ago period is mainly due to the effect of a 2.50% increase in the prime rate of lending from March 31, 2005 to June 30, 2006, tempered by long-term lending rates having generally held steady or fallen over this period, and new prime based loans such as home equity lines of credit being offered at spreads to the prime rate that are lower than they were in the year-ago period.

Interest and fee income (FTE) for the six months ended June 30, 2006 increased $10,847,000 (23.1%) from the same period of 2005. The increase was the net effect of a $173,893,000 (11.7%) increase in average interest-earning assets to $1,661,741,000 and a 0.65% increase in the yield on those average interest-earning assets to 6.97%. The growth in interest-earning assets was due to a $218,088,000 (18.4%) increase in average loan balances to $1,406,138,000 that was partially offset by a decrease of $44,718,000 (15.0%) in average balances of investments to $254,040,000. The increase in the yield on average interest-earning assets was mainly due to a 0.57% increase in yield on loans to 7.34% and a change in the mix of earning assets from lower-earning investments towards higher-earning loans. The increase in loan yields from the year-ago period is mainly due to the effect of a 2.75% increase in the prime rate of lending from December 31, 2004 to June 30, 2006, tempered by long-term lending rates having generally held steady or fallen over this period, and new prime based loans such as home equity lines of credit being offered at spreads to the prime rate that are lower than they were in the year-ago period.

Interest Expense
Interest expense increased $3,486,000 (72.8%) to $8,275,000 in the second quarter of 2006 compared to the year-ago quarter. The average balance of interest-bearing liabilities increased $137,551,000 (11.6%) to $1,323,660,000 in the second quarter compared to the year-ago quarter. The increase in the average balance of interest-bearing liabilities was concentrated in time deposits (up $140,227,000 or 37.7%), and Federal funds purchased (up $60,803,000 or 187%). In addition, the average balance of savings deposits decreased $68,521,000 (14.5%) from the year-ago quarter. The average rate paid on interest-bearing liabilities in the quarter ended June 30, 2006 increased 0.88% to 2.50% compared to the year-ago quarter as a result of increases in market interest rates and changes in the mix of interest-bearing liabilities towards higher paying time deposits and Federal funds purchased.

Interest expense increased $6,138,000 (68.9%) to $15,048,000 for the six months ended June 30, 2006 compared to $8,910,000 in the year-ago period. The average balance of interest-bearing liabilities increased $136,136,000 (11.7%) to $1,304,193,000 for the six months ended June 30, 2006 compared to the year-ago period. The increase in interest-bearing liabilities was concentrated in time deposits (up $136,884,000 or 39.0%), and Federal funds purchased (up $50,080,000 or 164%). In addition, for the six months ended June 30, 2006, the average balance of savings deposits decreased $59,388,000 (12.4%) from the year-ago period. The average rate paid on interest-bearing liabilities in the six month period ended June 30, 2006 increased 0.78% to 2.31% compared to the year-ago period as a result of increases in market interest rates and changes in the mix of interest-bearing liabilities towards higher paying time deposits and Federal funds purchased.

Net Interest Margin (FTE)
The following table summarizes the components of the Company's net interest margin for the periods indicated:


                                            Three months ended            Six months ended
                                                  June 30,                    June 30,
                                         ---------------------------------------------------
                                           2006          2005             2006          2005
                                         ---------------------------------------------------
Yield on interest-earning assets           7.07%        6.39%           6.97%        6.32%
Rate paid on interest-bearing
     Liabilities                           2.50%        1.62%           2.31%        1.53%
                                         ---------------------------------------------------
     Net interest spread                   4.57%        4.77%           4.66%        4.79%
Impact of all other net
     noninterest-bearing funds             0.53%        0.35%           0.49%        0.33%
                                         ---------------------------------------------------
        Net interest margin                5.10%        5.12%           5.15%        5.12%
                                         ===================================================


Net interest margin for the three months ended June 30, 2006 decreased 0.02% compared to the three months ended June 30, 2005. This decrease in net interest margin was mainly due to an 0.18% increase in the impact of net noninterest-bearing funds to 0.53% from 0.35% in the year-ago three month period that was offset by a 0.20% decrease in net interest spread as the average yield on interest-earning assets increased 0.68% while the average rate paid on interest-bearing liabilities increased 0.88% from the year-ago three month period.

Net interest margin for the six months ended June 30, 2006 increased 0.03% compared to the six months ended June 30, 2005. This increase in net interest margin was mainly due to a 0.16% increase in the impact of net noninterest-bearing funds to 0.49% from 0.33% in the year-ago six month period. The increase in the impact of net noninterest-bearing funds was partially offset by a 0.13% decrease in net interest spread as the average yield on interest-earning assets increased 0.65% while the average rate paid on interest-bearing liabilities increased 0.78% from the year-ago six month period.

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


                                                          For the three months ended
                                       ----------------------------------------------------------------
                                               June 30, 2006                     June 30, 2005
                                       -----------------------------    -------------------------------
                                                   Interest    Rates               Interest    Rates
                                         Average   Income/    Earned     Average   Income/    Earned
                                         Balance   Expense     Paid      Balance   Expense     Paid
                                       -----------------------------    -------------------------------

Assets:
Loans                                  $1,427,735  $26,555    7.44%     $1,209,061 $20,701     6.85%
Investment securities - taxable           212,158    2,348    4.43%        268,213   2,785     4.15%
Investment securities - nontaxable         34,355      699    8.13%         32,922     654     7.95%
Federal funds sold                          2,457       31    5.05%          1,472      10     2.72%
                                       -----------------------------    -------------------------------
Total interest-earning assets           1,676,705   29,633    7.07%      1,511,668  24,150     6.39%
Other assets                              173,782  --------                167,985 --------
                                       ----------                       ----------
Total assets                           $1,850,487                       $1,679,653
                                       ==========                       ==========
Liabilities and shareholders' equity:
Interest-bearing demand deposits         $241,910      122    0.20%       $241,416     121     0.20%
Savings deposits                          403,188      843    0.84%        471,709     869     0.74%
Time deposits                             511,718    4,956    3.87%        371,491   2,627     2.83%
Federal funds purchased                    93,356    1,169    5.01%         32,553     249     3.06%
Other borrowings                           32,250      396    4.91%         27,702     329     4.75%
Junior subordinated debt                   41,238      789    7.65%         41,238     594     5.76%
                                        ---------------------------     -------------------------------
Total interest-bearing liabilities      1,323,660    8,275    2.50%      1,186,109   4,789     1.62%
Noninterest-bearing deposits              340,755  --------                 322,920 --------
Other liabilities                          28,840                           27,428
Shareholders' equity                      157,232                          143,196
                                        ---------                       ----------
Total liabilities & shareholders'
  equity                               $1,850,487                       $1,679,653
                                       ==========                       ==========
Net interest spread(1)                                        4.57%                            4.77%
Net interest income and interest margin(2)         $21,358    5.10%                $19,361     5.12%
                                                   ================                =================


(1) Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets.


                                                           For the six months ended
                                       ----------------------------------------------------------------
                                               June 30, 2006                     June 30, 2005
                                       -----------------------------    -------------------------------
                                                   Interest    Rates               Interest    Rates
                                         Average   Income/    Earned     Average   Income/    Earned
                                         Balance   Expense     Paid      Balance   Expense     Paid
                                       -----------------------------    -------------------------------
Assets:
Loans                                  $1,406,138  $51,624     7.34%     $1,188,050 $40,228     6.77%
Investment securities - taxable           219,161    4,788     4.37%        266,114   5,475     4.11%
Investment securities - nontaxable         34,879    1,424     8.17%         32,644   1,310     8.03%
Federal funds sold                          1,563       38     4.86%          1,040      14     2.69%
                                       -----------------------------     ------------------------------
Total interest-earning assets           1,661,741   57,874     6.97%      1,487,848  47,027     6.32%
Other assets                              174,723  --------                 166,392 --------
                                       ----------                        ----------
Total assets                           $1,836,464                        $1,654,240
                                       ==========                        ==========
Liabilities and shareholders' equity:
Interest-bearing demand deposits          244,688      244     0.20%       $240,349     242     0.20%
Savings deposits                          417,697    1,640     0.79%        477,085   1,739     0.73%
Time deposits                             487,801    8,979     3.68%        350,917   4,721     2.69%
Federal funds purchased                    80,641    1,919     4.76%         30,561     421     2.76%
Other borrowings                           32,128      744     4.63%         27,907     656     4.70%
Junior subordinated debt                   41,238    1,522     7.38%         41,238   1,131     5.49%
                                       -----------------------------     ------------------------------
Total interest-bearing liabilities      1,304,193   15,048     2.31%      1,168,057   8,910     1.53%
Noninterest-bearing deposits              348,012  --------                 316,949 --------
Other liabilities                          28,438                            27,004
Shareholders' equity                      155,821                           142,230
                                       ----------                        ----------
Total liabilities and shareholders'
  equity                               $1,836,464                        $1,654,240
                                       ==========                        ==========
Net interest spread(1)                                         4.66%                            4.79%
Net interest income and interest margin(2)         $42,826     5.15%                $38,117     5.12%
                                                   =================                =================


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

                                             Three months ended June 30, 2006
                                                compared with three months
                                                    ended June 30, 2005
                                             ---------------------------------
                                              Volume       Rate       Total
                                             ---------------------------------
Increase (decrease) in interest income:
Loans                                         $3,745      $2,109     $5,854
Investment securities                           (624)        232       (392)
Federal funds sold                                 7          14         21
                                             ---------------------------------
   Total interest-earning assets               3,128       2,355      5,483
                                             ---------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits                $  -          $1         $1
Savings deposits                                (127)        101        (26)
Time deposits                                    992       1,337      2,329
Federal funds purchased                          465         455        920
Other borrowings                                  54          13         67
Junior subordinated debt                           -         195        195
                                             ---------------------------------
   Total interest-bearing liabilities          1,384       2,102      3,486
                                             ---------------------------------
Increase in Net Interest Income               $1,744        $253     $1,997
                                             =================================


                                              Six months ended June 30, 2006
                                                 compared with six months
                                                    ended June 30, 2005
                                             ---------------------------------
                                              Volume       Rate       Total
                                             ---------------------------------
Increase (decrease) in interest income:
Loans                                         $7,382      $4,014     $11,396
Investment securities                         (1,016)        443        (573)
Federal funds sold                                 7          17          24
                                             ---------------------------------
   Total interest-earning assets               6,373       4,474      10,847
                                             ---------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits                   4          (2)          2
Savings deposits                                (217)        118         (99)
Time deposits                                  1,841       2,417       4,258
Federal funds purchased                          691         807       1,498
Other borrowings                                  99         (11)         88
Junior subordinated debt                           -         391         391
                                             ---------------------------------
   Total interest-bearing liabilities          2,418       3,720       6,138
                                             ---------------------------------
Increase in Net Interest Income               $3,955        $754      $4,709
                                             =================================

Provision for Loan Losses
The Company provided $554,000 for loan losses in the second quarter of 2006 versus $561,000 in the second quarter of 2005. During the second quarter of 2006, the Company recorded $305,000 of net loan charge offs versus $232,000 of net loan charge-offs in the year earlier quarter.

The Company provided $1,054,000 for loan losses during the six months ended June 30, 2006 versus $661,000 during the six months ended June 30, 2005. During the six months ended June 30, 2006, the Company recorded $387,000 of net loan charge-offs versus $294,000 of net loan charge-offs in the year earlier six-month period.

Noninterest Income
The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).


                                                 Three months ended             Six months ended
                                                      June 30,                      June 30,
                                               ----------------------------------------------------
                                                 2006          2005            2006          2005
                                               ----------------------------------------------------
     Service charges on deposit accounts        $3,706        $3,342          $7,180        $6,376
     ATM fees and interchange                      896           781           1,714         1,493
     Other service fees                            542           520           1,057         1,004
     Amortization of mortgage servicing rights       -          (138)              -          (306)
     Change in value of mortgage servicing rights (188)            -            (138)            -
     Gain on sale of loans                         313           429             611           721
     Commissions on sale of
       nondeposit investment products              524           660           1,082         1,192
     Increase in cash value of life insurance      403           400             803           620
     Gain on sale of investments                    12             -              12             -
     Other noninterest income                      323           316             658           537
                                               ----------------------------------------------------
     Total noninterest income                   $6,531        $6,310         $12,979       $11,637
                                               ====================================================


Noninterest income for the second quarter of 2006 increased $221,000 (3.5%) from the year-ago quarter. The increase in noninterest income from the year-ago quarter was mainly due to a $364,000 (10.9%) increase in service charges on deposit accounts to $3,706,000 and a $115,000 (14.7%) increase in ATM fees and interchange to $896,000 that were partially offset by a $136,000 (20.6%) decrease in commissions on sale of nondeposit investment products to $524,000, and a $116,000 (27.0%) decrease in gain on sale of loans to $313,000. The increase in service charges on deposit accounts was primarily due to the introduction of a business overdraft privilege product in March 2005 and growth in customer count. The increase in ATM fees and interchange was due to growth in customer count and expansion of ATM network as part of new branch openings. The decrease in gain on sale of loans is due to a slowdown in residential mortgage refinance activity. The shift from amortization of mortgage servicing rights to change in value of mortgage servicing rights is due to the adoption of market value accounting for mortgage servicing rights effective January 1, 2006 and the related change in market value from April 1, 2006 to June 30, 2006.

Noninterest income for the six months ended June 30, 2006 increased $1,342,000 (11.5%) to $12,979,000 from the same period in 2005. The increase in noninterest income from the year-ago six months ended June 30, 2005 was mainly due to a $804,000 (12.6%) increase in service charges on deposit accounts to $7,180,000, a $221,000 (14.8%) increase in ATM fees and interchange to $1,714,000, and a $183,000 (29.5%) improvement in increase in cash value of life insurance to $803,000 that were partially offset by a $110,000 (9.2%) decrease in commissions on sale of nondeposit investment products to $1,082,000, and a $110,000 (15.3%) decrease in gain on sale of loans to $611,000. The increase in service charges on deposit accounts was primarily due to the introduction of a business overdraft privilege product in March 2005 and growth in customer count. The increase in ATM fees and interchange was due to growth in customer count and expansion of ATM network as part of new branch openings. The decrease in gain on sale of loans is due to a slowdown in residential mortgage refinance activity. The shift from amortization of mortgage servicing rights to change in value of mortgage servicing rights is due to the adoption of market value accounting for mortgage servicing rights effective January 1, 2006 and the related change in market value from April 1, 2006 to June 30, 2006.

Noninterest Expense
The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).


                                             Three months ended             Six months ended
                                                  June 30,                      June 30,
                                            ----------------------------------------------------
                                              2006          2005           2006           2005
                                            ----------------------------------------------------
     Salaries & benefits                     $8,618        $8,408         $17,774       $16,777
     Occupancy                                1,106         1,006           2,128         1,986
     Equipment                                1,024         1,076           2,169         2,069
     Advertising and marketing                  533           335             973           677
     Professional fees                          510           274             890           681
     ATM network charges                        466           408             900           779
     Telecommunications                         415           409             785           793
     Data processing and software               394           409             806           783
     Intangible amortization                    350           346             696           689
     Courier service                            316           290             613           568
     Postage                                    249           234             493           471
     Operational losses                          85            46             129            72
     Assessments                                 80            77             160           153
     Other                                    2,130         2,199           4,182         4,132
                                            ----------------------------------------------------
     Total                                  $16,276       $15,517         $32,698       $30,630
                                            ====================================================
     Average full time equivalent staff         621           573             614           569
     Noninterest expense to revenue (FTE)    58.36%        60.45%          58.59%        61.56%


Noninterest expense for the second quarter of 2006 increased $759,000 (4.9%) compared to the second quarter of 2005. Salaries and benefits expense increased $210,000 (2.5%) to $8,618,000. The increase in salaries and benefits expense was mainly due to annual salary increases, and new employees at the Company's recently opened branches in Lincoln Roseville-Pleasant Grove (November 2005), Yuba City-Marketplace (January 2006), Folsom-Empire Ranch (March 2006), Natomas-Arena Blvd (April 2006), Antelope (May 2006), and Anderson (June 2006) that were partially offset by reduced performance incentive expenses. Other categories of noninterest expense including occupancy and ATM network charges also increased, in part, due to these newly opened branches. Advertising and marketing expense increased $198,000 (59.1%) to $533,000. Professional fees increased $236,000 (86.1%) to $510,000 due to increased audit fees and increased legal fees related to loan collection efforts.

Noninterest expense for the six months ended June 30, 2006 increased $2,068,000 (6.8%) compared to the six months ended June 30, 2005. Salaries and benefits expense increased $997,000 (5.9%) to $17,774,000. The increase in salaries and benefits expense was mainly due to annual salary increases, and new employees at the Company's recently opened branches in Lincoln (February 2005), Folsom-East Bidwell (March 2005), Roseville-Pleasant Grove (November 2005), Yuba City-Marketplace (January 2006), Folsom-Empire Ranch (March 2006), Natomas-Arena Blvd (April 2006), Antelope (May 2006), and Anderson (June 2006) that were partially offset by reductions performance incentive expenses during the the quarter ended June 30, 2006. Other categories of noninterest expense including occupancy and ATM network charges also increased, in part, due to these newly opened branches. Advertising and marketing expense increased $296,000 (43.7%) to $973,000. Professional fees increase $209,000 (30.7%) to $890,000 due to increased audit fees and increased legal fees related to loan collection efforts.

Provision  for Income Tax
The effective tax rate for the three months ended June 30, 2006 was 39.3% and reflects an increase from 38.7% for the three months ended June 30, 2005. The effective tax rate for the six months ended June 30, 2006 was 39.2% and reflects an increase from 39.0% for the six months ended June 30, 2005. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly from increase in cash value of life insurance, tax-exempt loans and state and municipal securities.

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

The following is a summary of classified assets on the dates indicated (dollars in thousands):

                               At June 30, 2006           At December 31, 2005
                           -------------------------    ------------------------
                             Gross Guaranteed  Net       Gross Guaranteed   Net
                           -----------------------------------------------------
Classified loans           $13,624   $7,121  $6,503    $13,086   $7,110   $5,976
Other classified assets          -        -       -          -        -        -
                           -----------------------------------------------------
Total classified assets    $13,624   $7,121  $6,503    $13,086   $7,110   $5,976
                           =====================================================
Allowance for loan losses/classified loans    259.8%                      271.5%

Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies at June 30, 2006, increased $527,000 (8.8%) to $6,503,000 from $5,976,000 at December 31, 2005.

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

Interest income on nonaccrual loans, which would have been recognized during the six months, ended June 30, 2006, if all such loans had been current in accordance with their original terms, totaled $622,000. Interest income actually recognized on these loans during the six months ended June 30, 2006 was $ 425,000.

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

As shown in the following table, total nonperforming assets net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, decreased $952,000 (32.2%) to $3,913,000 during the first six months of 2006. Nonperforming assets net of guarantees represent 0.21% of total assets. All nonaccrual loans are considered to be impaired when determining the need for a specific valuation allowance. The Company continues to make a concerted effort to work problem and potential problem loans to reduce risk of loss.


 (dollars in thousands):
                                                   At June 30, 2006           At December 31, 2005
                                              -------------------------    -------------------------
                                                Gross Guaranteed  Net       Gross Guaranteed   Net
                                              ------------------------------------------------------
Performing nonaccrual loans                    $9,809   $6,692   $3,117     $9,315  $6,933   $2,382
Nonperforming, nonaccrual loans                 1,079      283      796        579       -      579
                                              ------------------------------------------------------
     Total nonaccrual loans                    10,888    6,975    3,913      9,894   6,933    2,961
Loans 90 days past due and still accruing           -        -        -          -       -        -
                                              ------------------------------------------------------
Total nonperforming loans                      10,888    6,975    3,913      9,894   6,933    2,961
Other real estate owned                             -        -        -          -       -        -
                                              ------------------------------------------------------
Total nonperforming assets                    $10,888   $6,975   $3,913     $9,894  $6,933   $2,961
                                              ======================================================
Nonperforming loans to total loans                                0.27%                       0.21%
Nonperforming assets to total assets                              0.21%                       0.16%
Allowance for loan losses to nonperforming loans                   432%                        548%


Capital  Resources
The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management.

On March 11, 2004, the Board of Directors approved an increase in the maximum number of shares to be repurchased under the Company's stock repurchase plan originally announced on July 31, 2003 from 250,000 to 500,000 effective on April 9, 2004, solely to conform with the two-for-one stock split effective on April 9, 2004. The 250,000 shares originally authorized for repurchase under this plan represented approximately 3.2% of the Company's approximately 7,852,000 common shares outstanding as of July 31, 2003. This plan has no stated expiration date for the repurchases, which may occur from time to time as market conditions allow. As of June 30, 2006, the Company had repurchased 374,371 shares under this plan as adjusted for the 2-for-1 stock split paid on April 30, 2004, which left 125,629 shares available for repurchase under the plan.

The Company's primary capital resource is shareholders' equity, which was $157,994,000 at June 30, 2006. This amount represents an increase of $8,501,000 from December 31, 2005, the net result of comprehensive income for the period of $11,288,000, the issuance of common shares via the exercise of stock options of $1,630,000, the tax effects of stock option exercises of $192,000, and the effect of stock option vesting of $289,000, partially offset by the retirement of common stock with value of $1,109,000 tendered by employees, in lieu of cash, to exercise stock options, and dividends paid of $3,789,000. The Company's ratio of equity to total assets was 8.44%, 8.30%, and 8.12% as of June 30, 2006, June 30, 2005, and December 31, 2005, respectively.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

                                   At June 30,         At            Minimum
                               -----------------  December 31,     Regulatory
                               2006       2005        2005         Requirement
                               -----------------------------------------------
     Tier I Capital            10.08%     10.46%      9.76%           4.00%
     Total Capital             11.11%     11.53%     10.79%           8.00%
     Leverage ratio             9.99%      9.81%      9.72%           4.00%

Off-Balance Sheet Items
The Bank has certain ongoing commitments under operating and capital leases. These commitments do not significantly impact operating results. As of June 30, 2006 commitments to extend credit and commitments related to the Bank's deposit overdraft privilege product were the Bank's only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $612,298,000 and $626,490,000 at June 30, 2006 and December 31, 2005, respectively, and represent 42.1% of the total loans outstanding at June 30, 2006 versus 45.2% at December 31, 2005. Commitments related to the Bank's deposit overdraft privilege product totaled $36,138,000 and $35,002,000 at June 30, 2006 and December 31, 2005, respectively.

Certain Contractual Obligations
The following chart summarizes certain contractual obligations of the Company as of December 31, 2005:


                                                              Less than        1-3          3-5       More than
(dollars in thousands)                             Total      one year        years        years       5 years
                                                  -------------------------------------------------------------
Federal funds purchased                            $96,800      $96,800            -            -            -
FHLB loan, fixed rate of 5.41%
   payable on April 7, 2008, callable
   in its entirety by FHLB on a quarterly
   basis beginning April 7, 2003                    20,000            -       20,000            -            -
FHLB loan, fixed rate of 5.35%
   payable on December 9, 2008                       1,500            -        1,500            -            -
FHLB loan, fixed rate of 5.77%
   payable on February 23, 2009                      1,000            -            -        1,000            -
Capital lease obligation on premises,
   effective rate of 13% payable
   monthly in varying amounts
   through December 1, 2009                            293            -            -          293            -
Other collateralized borrowings,
   fixed rate of  1.44% payable on January 3, 2006   8,597        8,597            -            -            -
Junior subordinated debt, adjustable rate
   of three-month LIBOR plus 3.05%,
   callable in whole or in part by the
   Company on a quarterly basis beginning
   October 7, 2008, matures October 7, 2033         20,619            -            -            -       20,619
Junior subordinated debt, adjustable rate
   of three-month LIBOR plus 2.55%,
   callable in whole or in part by the
   Company on a quarterly basis beginning
   July 23, 2009, matures July 23, 2034             20,619            -            -            -       20,619
Operating lease obligations                          7,095        1,522        2,600        1,888        1,085
Deferred compensation(1)                             1,464          264          481          454          265
Supplemental retirement plans(1)                     4,528          477          938          926        2,187
Employment agreements                                  119          119            -            -            -
                                                  -------------------------------------------------------------
Total contractual obligations                     $182,634     $107,779      $25,519       $4,561      $44,775
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

At June 30, 2006, the results of the simulations noted above indicate that given a "flat" balance sheet scenario, and if deposit rates track general interest rate changes by approximately 50%, the Company's balance sheet is slightly liability sensitive. "Liability sensitive" implies that earnings decrease when interest rates rise, and increase when interest rates decrease. The magnitude of all the simulation results noted above is within the Bank's policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

The simulation results noted above do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

At June 30, 2006 and 2005, the Company had no derivative financial instruments.

Liquidity
The Company's principal source of asset liquidity is federal funds sold and marketable investment securities available for sale. At June 30, 2006, federal funds sold and investment securities available for sale totaled $222,354,000, representing a decrease of $40,301,000 (15.3%) from December 31, 2005, and a decrease of $66,783,000 (23.1%) from June 30, 2005. In addition, the Company generates additional liquidity from its operating activities. The Company's profitability during the first six months of 2006 generated cash flows from operations of $14,323,000 compared to $13,949,000 during the first six months of 2005. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks. Maturities and sales of investment securities produced cash inflows of $25,997,000 and $9,780,000 respectively, during the six months ended June 30, 2006 compared to $29,064,000 and $0, respectively, for the six months ended June 30, 2005. During the six months ended June 30, 2006, the Company invested $896,000 and $71,360,000 in securities and net loan growth, respectively, compared to $34,538,000 and $77,379,000 in securities and net loan growth, respectively, during the first six months of 2005. These changes in investment and loan balances contributed to net cash used for investing activities of $38,929,000 during the six months ended June 30, 2006, compared to net cash used for investing activities of $86,482,000 during the six months ended June 30, 2005. Financing activities provided net cash of $16,856,000 during the six months ended June 30, 2006, compared to net cash provided by financing activities of $82,018,000 during the six months ended June 30, 2005. Increases in deposit balances accounted for $17,643,000 and $51,344,000 of financing sources of funds, respectively, during the six months ended June 30, 2006 and 2005, respectively. Federal funds borrowed decreased $100,000 in the first six months of 2006 compared to a $36,600,000 increase in the first six months of 2005. Short-term other borrowings increased $2,610,000 during the six months ended June 30, 2006 compared to a decrease of $499,000 during the first six months of 2005. Dividends paid used $3,789,000 and $3,462,000 of cash during the six months ended June 30, 2006 and June 30, 2005, respectively. Repurchase of common stock used $2,451,000 of cash during the six months ended June 30, 2005. Also, the Company's liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 4.  Controls and Procedures
The Chief Executive Officer, Richard Smith, and the Chief Financial Officer, Thomas Reddish, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2006 ("Evaluation Date"). Based on that evaluation, they concluded that as of the Evaluation Date the Company's disclosure controls and procedures are effective to allow timely communication to them of information relating to the Company and the Bank required to be disclosed in its filings with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No changes in the Company's internal control over financial reporting occurred during the first six months of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information concerning the common stock repurchased by the Company during the second quarter of 2006 pursuant to the Company's stock repurchase plan originally announced on July 31, 2003, as amended on March 11, 2004, to conform with the Company's two-for-one stock split effective on April 9, 2004, which is discussed in more detail under "Capital Resources" in this report:


Period          (a) Total number    (b) Average price   (c) Total number of     (d) Maximum number
                of Shares purchased  paid per share     shares purchased as     of shares that may yet
                                                        part of publicly        be purchased under the
                                                        announced plans or      plans or programs
                                                        programs
-----------------------------------------------------------------------------------------------------------
Apr. 1-30, 2006             -              -                        -                 125,629
May 1-31, 2006              -              -                        -                 125,629
Jun. 1-30, 2006             -              -                        -                 125,629
-----------------------------------------------------------------------------------------------------------
Total                       -              -                        -                 125,629


During the quarter ended June 30, 2006, Employees tendered 10,790 shares of the Company's common stock with an average market value of $27.25 per share in lieu of cash to exercise options as permitted by the Company's shareholder approved stock option plans. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day of option exercise.

Item 4 - Submission of Matters to a Vote of Security Holders

(a) The Company's Annual Meeting of Shareholders was held on May 25, 2006. (b) and (c) The following ten directors were elected at the meeting:

                                Votes For   Votes Against/Withheld   Abstentions
  William J. Casey             12,664,677           125,727                -
  Donald J. Amaral             12,742,974            47,430                -
  Craig S. Compton             12,667,243           123,161                -
  John S.A. Hasbrook           12,744,726            45,678                -
  Michael W. Koehnen           12,744,726            45,678                -
  Donald E. Murphy              9,957,713         2,832,691                -
  Steve G. Nettleton           12,740,235            50,169                -
  Richard P. Smith             12,668,340           122,064                -
  Carroll R. Taresh            12,735,060            55,344                -
  Alex A. Vereschagin, Jr.     12,663,515           126,889                -

The shareholders ratified the appointment of KPMG LLP as independent public accountants of the Company for 2006. 12,654,486 shares were voted for the ratification, 23,697 shares were voted against and 112,221 shares abstained.

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

    10.1* Rights Agreement dated June 25, 2001, between TriCo and Mellon Investor Services LLC filed as Exhibit 1 to TriCo's Form 8-A dated July 25, 2001.

    10.2* Form of Change of Control Agreement dated August 25, 2005, between TriCo and each of Bruce Belton, Craig Carney, Gary Coelho, W.R. Hagstrom, Andrew Mastorakis, Rick Miller, Richard O'Sullivan, Thomas Reddish, and Ray Rios filed as Exhibit 10.2 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

    10.3* TriCo's 1995 Incentive Stock Option Plan filed as Exhibit 4.1 to TriCo's Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063).

    10.4* TriCo's 2001 Stock Option Plan as amended filed as Exhibit 10.7 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

    10.5* Amended Employment Agreement between TriCo and Richard Smith dated as of August 23, 2005 filed as Exhibit 10.8 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

    10.6*      Tri Counties Bank Executive  Deferred  Compensation Plan restated
               April 1, 1992 and January 1, 2005 filed as Exhibit 10.9 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

    10.7* Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 filed as Exhibit 10.10 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

    10.8* 2005 Tri Counties Bank Deferred Compensation Plan effective as of January 1, 2005 filed as Exhibit 10.11 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30,2005.

    10.9* Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 filed as Exhibit 10.12 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

    10.10* 2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 filed as Exhibit 10.13 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

    10.11* Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 filed as Exhibit 10.14 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

    10.12* 2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 filed as Exhibit 10.15 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

    10.13* Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Andrew Mastorakis, Richard O'Sullivan, Thomas Reddish, and Richard Smith, filed as Exhibit 10.14 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

    10.14* Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereshagin, filed as Exhibit 10.15 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

    10.15* Form of Tri-Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Andrew Mastorakis, Richard Miller, Richard O'Sullivan, and Thomas Reddish, filed as Exhibit 10.16 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

    10.16* Form of Tri-Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Verischagin, filed as Exhibit 10.17 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

    10.17* Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of the directors of TriCo Bancshares/Tri Counties Bank effective on the date that each director is first elected, filed as Exhibit 10.18 to TriCo'S Annual Report on Form 10-K for the year ended December 31, 2003.

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

                                     TRICO BANCSHARES
                                       (Registrant)

Date:  July 24, 2006                 /s/ Thomas J. Reddish
                                     -----------------------------------
                                     Thomas J. Reddish
                                     Executive Vice President and
                                     Chief Financial Officer

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


Date: July 24, 2006                     /s/ Richard P. Smith
                                        ----------------------------------------
                                        Richard P. Smith
                                        President and Chief Executive Officer

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


Date: July 24, 2006                     /s/ Thomas J. Reddish
                                        ----------------------------------------
                                        Thomas J. Reddish
                                        Executive Vice President and Chief
                                        Financial Officer

Exhibit 32.1

Section 1350 Certification of CEO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Exhibit 32.2

Section 1350 Certification of CFO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Reddish, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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