Form 10-Q
period 2006-09-30
TRICO BANCSHARES /
filed 2006-11-07
CIK 356171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                  Quarterly Report Pursuant Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2006     Commission file number 0-10661
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

Large accelerated filer      Accelerated filer  X   Non-accelerated filer
                       -----                  -----                      -----

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                             Yes           No  X
                                -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Class:  Common stock, no par value

Outstanding shares as of November 3, 2006:  15,857,107

                                TABLE OF CONTENTS

                                                                          Page

Forward Looking Statements                                                  1

PART I - FINANCIAL INFORMATION                                              2

  Item 1 - Financial Statements                                             2

    Notes to Unaudited Condensed Consolidated Financial Statements          6

    Financial Summary                                                      18

  Item 2 - Management's Discussion and Analysis of Financial               19
           Condition and Results of Operations

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk      30

  Item 4 - Controls and Procedures                                         31

PART II - OTHER INFORMATION                                                32

  Item 1 - Legal Proceedings                                               32

  Item 1A - Risk Factors                                                   32

  Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds     32

  Item 4 - Submission of Matters to a Vote of Security Holders             32

  Item 6 - Exhibits                                                        33

  Signatures                                                               35

  Exhibits                                                                 36

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


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                TRICO BANCSHARES
                           CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data; unaudited)

                                                               At September 30,           At December 31,
                                                            2006               2005             2005
                                                      -------------------------------   -----------------
Assets:
     Cash and due from banks                              $78,281           $85,413          $90,562
     Federal funds sold                                     1,387               218            2,377
                                                      -------------------------------   -----------------
         Cash and cash equivalents                         79,668            85,631           92,939

     Securities available-for-sale                        209,886           271,134          260,278
     Federal Home Loan Bank stock, at cost                  8,206             7,516            7,602
     Loans, net of allowance for loan losses
         of $16,993, $15,796 and $16,226                1,490,166         1,312,294        1,368,809
     Foreclosed assets, net of allowance for losses
         of $180, $180 and $180                                 -                 -                -
     Premises and equipment, net                           21,556            21,223           21,291
     Cash value of life insurance                          42,991            41,519           41,768
     Accrued interest receivable                            8,637             7,080            7,641
     Goodwill                                              15,519            15,519           15,519
     Other intangible assets, net                           3,361             4,373            4,407
     Other assets                                          24,014            20,567           21,021
                                                      -------------------------------   -----------------
         Total Assets                                  $1,904,004        $1,786,856       $1,841,275
                                                      ===============================   =================
Liabilities:
     Deposits:
         Noninterest-bearing demand                      $357,754          $346,456         $368,412
         Interest-bearing                               1,167,420         1,091,843        1,128,385
                                                      -------------------------------   -----------------
         Total deposits                                 1,525,174         1,438,299        1,496,797
     Federal funds purchased                              106,500           103,200           96,800
     Accrued interest payable                               7,341             3,960            4,506
     Reserve for unfunded commitments                       1,849             1,674            1,813
     Other liabilities                                     20,913            20,452           19,238
     Other borrowings                                      35,848            31,711           31,390
     Junior subordinated debt                              41,238            41,238           41,238
                                                      -------------------------------   -----------------
         Total Liabilities                              1,738,863         1,640,534        1,691,782
                                                      -------------------------------   -----------------
Commitments and contingencies
Shareholders' Equity:
Common stock, no par value: 50,000,000 shares authorized;
    issued and outstanding:
         15,857,107 at September 30, 2006                  73,545
         15,728,106 at September 30, 2005                                    71,412
         15,707,835 at December 31, 2005                                                      71,412
Retained earnings                                          95,203            77,448           81,906
Accumulated other comprehensive loss, net                 (3,607)           (2,538)          (3,825)
                                                      -------------------------------   -----------------
         Total Shareholders' Equity                       165,141           146,322          149,493
                                                      -------------------------------   -----------------
Total Liabilities and Shareholders' Equity             $1,904,004        $1,786,856       $1,841,275
                                                      ===============================   =================

See accompanying notes to unaudited condensed consolidated financial statements.



                                TRICO BANCSHARES
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data; unaudited)

                                               Three months ended September 30,Nine months ended September 30,
                                                    2006            2005       2006           2005
                                               --------------------------------------------------------
  Interest and dividend income:
  Loans, including fees                         $28,901         $22,254    $80,525         $62,482
  Debt securities:
  Taxable                                         1,938           2,528      6,548          7,865
  Tax exempt                                        431             468      1,338          1,297
  Dividends                                         144              80        322            218
  Federal funds sold                                  7               4         45             18
                                               --------------------------------------------------------
  Total interest income                        31,421          25,334     88,778         71,880
                                               --------------------------------------------------------
  Interest expense:
  Deposits                                      6,844           3,824     17,707         10,526
  Federal funds purchased                       1,448             696      3,367          1,117
  Other borrowings                                442             351      1,186          1,007
  Junior subordinated debt                        842             648      2,364          1,779
                                               --------------------------------------------------------
  Total interest expense                        9,576           5,519     24,624         14,429
                                               --------------------------------------------------------
  Net interest income                          21,845          19,815     64,154         57,451
                                               --------------------------------------------------------
  Provision for loan losses                       235             947      1,289          1,608
                                               --------------------------------------------------------
  Net interest income after provision for
    loan losses                                21,610          18,868     62,865         55,843
                                               --------------------------------------------------------
  Noninterest income:
  Service charges and fees                      5,056           4,795     14,869         13,362
  Gain on sale of loans                           264             474        875          1,195
  Commissions on sale of non-deposit investment
    products                                      447             535      1,529          1,727
  Increase in cash value of life insurance        420             420      1,223          1,040
  Other                                           462             408      1,132            945
                                               --------------------------------------------------------
  Total noninterest income                      6,649           6,632     19,628         18,269
                                               --------------------------------------------------------
  Noninterest expense:
  Salaries and related benefits                 9,276           8,584     27,050         25,361
  Other                                         7,750           7,096     22,674         20,949
                                               --------------------------------------------------------
  Total noninterest expense                    17,026          15,680     49,724         46,310
                                               --------------------------------------------------------
  Income before income taxes                   11,233           9,820     32,769         27,802
  Provision for income taxes                    4,413           3,859     12,857         10,865
                                               --------------------------------------------------------
  Net income                                   $6,820          $5,961    $19,912        $16,937
                                               ========================================================
  Average shares outstanding               15,855,933      15,687,547 15,797,014     15,706,380
  Diluted average shares outstanding       16,365,858      16,330,035 16,378,796     16,328,489
  Per share data:
  Basic earnings                                $0.43           $0.38      $1.26          $1.08
  Diluted earnings                              $0.42           $0.37      $1.22          $1.04
  Dividends paid                                $0.12           $0.11      $0.36          $0.33

See accompanying notes to unaudited condensed consolidated financial statements.




                                TRICO BANCSHARES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                (In thousands, except per share data; unaudited)

                                                                              Accumulated
                                        Shares of                                Other
                                         Common       Common      Retained   Comprehensive
                                          Stock        Stock      Earnings   (Loss) Income     Total
                                        -------------------------------------------------------------
Balance at December 31, 2004            15,723,317     $70,699     $67,785         ($352)   $138,132
Comprehensive income:                                                                       ---------
Net income                                                          16,937                    16,937
Change in net unrealized gain on
   Securities available for sale, net                                             (2,186)     (2,186)

Total comprehensive income                                                                    14,751
Stock options exercised                    133,289         949                                   949
Tax benefit of stock options exercised                     342                                   342
Repurchase of common stock                (128,500)       (578)     (2,085)                   (2,663)
Dividends paid ($0.33 per share)                                    (5,189)                   (5,189)
                                        -------------------------------------------------------------
Balance at September 30, 2005           15,728,106     $71,412     $77,448       ($2,538)   $146,322
                                        =============================================================

Balance at December 31, 2005            15,707,835     $71,412     $81,906       ($3,825)   $149,493
Comprehensive income:                                                                       ---------
Net income                                                          19,912                    19,912
Change in net unrealized gain on
   Securities available for sale, net                                                218         218
                                                                                            ---------
Total comprehensive income                                                                     20,130
Stock option vesting                                       468                                   468
Stock options exercised                    190,187       1,646                                 1,646
Tax benefit of stock options exercised                     205                                   205
Repurchase of common stock                 (40,915)       (186)       (923)                   (1,109)
Dividends paid ($0.36 per share)                                    (5,692)                   (5,692)
                                        -------------------------------------------------------------
Balance at September 30, 2006           15,857,107     $73,545     $95,203       ($3,607)   $165,141
                                        =============================================================

See accompanying notes to unaudited condensed consolidated financial statements.


                                TRICO BANCSHARES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands; unaudited)

                                                              For the nine months ended September 30,
                                                                     2006               2005
                                                               ------------------------------------
Operating activities:
   Net income                                                      $19,912             $16,937
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation of property and equipment, and amortization      2,816               2,818
       Amortization of intangible assets                             1,046               1,035
       Provision for loan losses                                     1,289               1,608
       Amortization of investment securities premium, net              689                 973
       Originations of loans for resale                            (51,959)            (59,861)
       Proceeds from sale of loans originated for resale            52,338              60,396
       Gain on sale of loans                                          (875)             (1,195)
       Amortization of mortgage servicing rights                         -                 490
       Change in market value of mortgage servicing rights            (256)                  -
       Gain on sale of investments                                     (12)                  -
       Loss on disposal of fixed assets                                 27                  95
       Increase in cash value of life insurance                     (1,223)             (1,040)
       Stock option vesting expense                                    468                   -
       Change in:
         Interest receivable                                          (996)               (607)
         Interest payable                                            2,835                 679
         Other assets and liabilities, net                            (880)                234
                                                               ------------------------------------
          Net cash provided by operating activities                  25,219              22,562
                                                               ------------------------------------
   Investing activities:
   Proceeds from maturities of securities available-for-sale        40,208              45,147
   Proceeds from sales of securities available-for-sale             10,780                   -
   Purchases of securities available-for-sale                         (896)            (35,013)
   Purchases of Federal Home Loan Bank stock                          (604)               (735)
   Loan originations and principal collections, net               (122,646)           (155,460)
   Proceeds from sale of premises and equipment                          3                  24
   Purchases of premises and equipment                              (2,715)             (3,853)
                                                               ------------------------------------
     Net cash used by investing activities                         (75,870)           (149,890)
                                                               ------------------------------------
   Financing activities:
   Net increase in deposits                                         28,377              89,466
   Net increase in Federal funds purchased                           9,700              56,800
   Payments of principal on long-term other borrowings                 (44)                (38)
   Net change in short-term other borrowings                         4,502               3,597
   Repurchase of common stock                                            -              (2,663)
   Dividends paid                                                   (5,692)             (5,189)
   Exercise of stock options                                           537                 949
                                                               ------------------------------------
         Net cash provided by financing activities                  37,380             142,922
                                                               ------------------------------------
   Net change in cash and cash equivalents                         (13,271)             15,594
                                                               ------------------------------------
   Cash and cash equivalents and beginning of period                92,939              70,037
                                                               ------------------------------------
   Cash and cash equivalents at end of period                      $79,668             $85,631
                                                               ====================================
   Supplemental disclosure of noncash activities:
   Unrealized loss on securities available for sale                   $377             ($3,772)
   Income tax benefit from stock option exercises                     $205                $342
   Value of common stock tendered, in lieu of cash,
     to pay for exercise of stock options                           $1,109                   -
   Supplemental disclosure of cash flow activity:
   Cash paid for interest expense                                  $21,789             $13,750
   Cash paid for income taxes                                      $15,100             $11,030

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

Nature of  Operations
The Company operates 32 branch offices and 22 in-store branch offices in the California counties of Butte, Contra Costa, Del Norte, Fresno, Glenn, Kern, Lake, Lassen, Madera, Mendocino, Merced, Nevada, Placer, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare, Yolo and Yuba. The Company's operating policy since its inception has emphasized retail banking. Most of the Company's customers are retail customers and small to medium sized businesses.

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

Investment  Securities
The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.
During the nine months ended September 30, 2006, and throughout 2005, the Company did not have any securities classified as either held-to-maturity or trading.

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

Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors of current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. At September 30, 2006 and 2005, and December 31, 2005, the Company's balance of loans held for sale was immaterial.

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

Based on the current conditions of the loan portfolio, Management believes that the allowance for loan losses and the reserve for unfunded commitments, which collectively stand at $18,842,000 at September 30, 2006, are adequate to absorb probable losses inherent in the Company's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (dollars in thousands):

                                             Three months ended             Nine months ended
                                                September 30,                  September 30,
                                           ------------------------------------------------------
                                              2006          2005           2006           2005
                                           ------------------------------------------------------
     Allowance for loan losses:
     Balance at beginning of period         $16,893       $14,892         $16,226       $14,525
     Provision for loan losses                  235           947           1,289         1,608
     Loans charged off                         (368)         (479)         (1,289)       (1,287)
     Recoveries of previously
       charged-off loans                        233           436             767           950
                                           ------------------------------------------------------
       Net charge-offs                         (135)          (43)           (522)         (337)
                                           ------------------------------------------------------
     Balance at end of period               $16,993       $15,796         $16,993       $15,796
                                           =====================================================
     Reserve for unfunded commitments:
     Balance at beginning of period          $1,849        $1,671          $1,813        $1,532
     Provision for losses -
       Unfunded commitments                       -             3              36           142
                                           ------------------------------------------------------
     Balance at end of period                $1,849        $1,674          $1,849        $1,674
                                           =====================================================
     Balance at end of period:
     Allowance for loan losses                                            $16,993       $15,796
     Reserve for unfunded commitments                                       1,849         1,674
                                                                        -------------------------
     Allowance for losses                                                 $18,842       $17,470
                                                                        =========================
     As a percentage of total loans:
     Allowance for loan losses                                              1.13%          1.19%
     Reserve for unfunded commitments                                       0.12%          0.13%
                                                                        -------------------------
     Allowance for losses                                                   1.25%          1.32%
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

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

                                        Nine months ended September 30,
                                        ------------------------------
                                              2006         2005
                                        ------------------------------
Mortgage servicing rights:
Balance at beginning of period               $3,638        $3,476
Additions                                       496           659
Amortization                                      -          (490)
Change in fair value                           (256)            -
                                        ------------------------------
Balance at end of period                     $3,878        $3,645
                                        ==============================
Servicing fees received                        $712          $695
Balance of loans serviced at:
     Beginning of period                   $373,163      $368,435
     End of period                         $384,862      $368,622
Weighted-average prepayment speed (CPR)        12.1%         12.3%
Discount rate                                  10.0%         10.0%


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

The following table summarizes the Company's core deposit intangibles as of September 30, 2006 and December 31, 2005.

                                  December 31,                     September 30,
   (Dollar in Thousands)             2005     Additions  Reductions    2006
                                  ----------------------------------------------
   Core deposit intangibles       $13,643           -           -       $13,643
   Accumulated amortization       (10,582)          -     (1,046)       (11,628)
                                  ----------------------------------------------
   Core deposit intangibles, net   $3,061           -     (1,046)        $2,015
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

The  following  table  summarizes  the  Company's   minimum  pension   liability
intangible as of September 30, 2006 and December 31, 2005.

                                 December 31,                      September 30,
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

The following table summarizes the Company's goodwill intangible as of September 30, 2006 and December 31, 2005.

                                  December 31,                     September 30,
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

Stock-Based  Compensation
On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), using the modified-prospective transition method. Under this transition method, compensation cost recognized during the nine months ended September 30, 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value and related service period estimates in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value and related service periods estimated in accordance with the provisions of SFAS 123R. Under the provisions of the modified-prospective transition method, results for the three and nine month periods ended September 30, 2005 have not been restated. Historically, stock options are the only type of share-based award granted by the Company.

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

The Company did not recognize any gain or loss resulting from the cumulative effect of a change in accounting principle upon adoption of SFAS 123R on January 1, 2006. Based on the stock-based compensation awards outstanding as of December 31, 2005, for which the requisite service was not fully rendered prior to January 1, 2006, and any subsequent option grants as of September 30, 2006, the Company expects to recognize total pre-tax compensation cost of approximately $1,608,000 related to outstanding stock option grants, of which $468,000 was recognized in the first nine months of 2006, in accordance with the accounting requirements of SFAS 123R. The after-tax effect of adopting SFAS 123R was a reduction of net income of $326,000 and $0, and a reduction in diluted earnings per share of $0.02 and $0, for the first nine months of 2006 and 2005, respectively. Future levels of compensation cost recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption SFAS 123R.

For the three and nine month periods ended September 30, 2005, had compensation cost for the Company's option plans been determined using the fair-value method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):


                                          Three Months Ended   Nine Months Ended
(in thousands, except per share amounts)  September 30, 2005  September 30, 2006
                                          --------------------------------------
Net income                   As reported          $5,961               $16,937
                               Pro forma          $5,865               $16,642
Basic earnings per share     As reported           $0.38                 $1.08
                               Pro forma           $0.37                 $1.06
Diluted earnings per share   As reported           $0.37                 $1.04
                               Pro forma           $0.36                 $1.02
Stock-based employee compensation
   cost, net of related tax effects,
   included in net income    As reported              $0                    $0
                               Pro forma             $96                  $295

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

As of September 30, 2006, options for the purchase of 416,430 and 0 common shares remained available for grant under the 2001 and 1995 Plans, respectively. Shares issued under the Company's option plans are "new issue" shares rather than treasury shares.

Stock option activity for the nine months ended September 30, 2006 and 2005 is summarized in the following tables:

                                                            Weighted    Weighted
                                                             Average     Average
                            Number         Option Price     Exercise  Fair Value
                          Of Shares         Per Share        Price     of Grants
Outstanding at
   December 31, 2005       1,636,762      $5.65  to $20.58   $11.44
     Options granted          87,000     $24.46  to $25.91   $25.16      $7.10
     Options exercised      (190,187)     $6.13  to $17.40    $8.65
     Options forfeited          (994)     $5.90  to  $5.90    $5.90
                           ----------------------------------------
Outstanding at
   September 30, 2006      1,532,581      $5.65 to  $25.91   $12.57
                           ========================================

Outstanding at
   December 31, 2004       1,661,547      $2.62  to $17.40   $10.52
     Options granted         112,000     $19.35  to $20.58   $19.87      $4.30
     Options exercised      (133,289)     $2.62  to $17.40    $7.12
     Options forfeited          (496)     $5.65  to  $5.65    $5.65
                           ----------------------------------------
Outstanding at
   September 30, 2005      1,639,762      $5.37  to $20.58   $11.43
                           ========================================

During the nine months ended September 30, 2006, the intrinsic value of options exercised and the fair value of options that vested were $3,444,000 and $468,000, respectively. The fair value of options granted during the nine months ended September 30, 2006 was based on the following average expectations: term of 7.1 years, volatility of 32.6%, annual rate of quarterly dividends of 1.91%, and a discount rate of 4.86%.

During the nine months ended September 30, 2005, the intrinsic value of options exercised and the fair value of options that vested were $1,938,000 and $492,000, respectively. The fair value of options granted during the nine months ended September 30, 2005 was based on the following expectations: term of 6.5 years, volatility of 21.2%, annual rate of quarterly dividends of 2.22%, and a discount rate of 3.90%.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $3,444,000 for which no compensation costs were previously recognized nor tax benefits recognized in equity upon issuance. Cash received from the exercise of stock options during the nine months ended September 30, 2006 totaled $537,000. In addition, 40,915 shares of the Company's common stock with market value of $1,109,000 were tendered by optionees and repurchased at market value by the Company, in lieu of cash, to exercise options during the nine months ended September 30, 2006 as permitted by the Company's option plans.

The following table shows the number, weighted-average exercise price, and the weighted average remaining contractual life of options outstanding, and the number and weighted-average exercise price of options exercisable as of September 30, 2006 by range of exercise price:


                                             Outstanding Options                            Exercisable Options
                      --------------------------------------------------------    -----------------------------
                                                               Weighted-Average
       Range of                           Weighted-Average          Remaining                        Weighted-Average
     Exercise Price           Number        Exercise Price   Contractual Term (yrs.)     Number        Exercise Price
           $4-$6                 448            $5.65               3.50                    448            $5.65
          $8-$10             696,040            $8.25               4.24                696,040            $8.25
         $10-$12              40,000           $11.72               6.19                 24,000           $11.72
         $12-$14             373,000           $12.72               6.66                295,000           $12.69
         $16-$18             224,093           $17.38               7.41                147,485           $17.38
         $18-$20              65,000           $19.35               8.40                 26,000           $19.35
         $20-$22              47,000           $20.58               8.65                 44,000           $20.58
         $24-$26              87,000           $25.16               9.77                      -             -


The following table shows the number, weighted-average exercise price, intrinsic value, weighted average remaining contractual life, average remaining vesting period, and remaining compensation cost to be recognized over the remaining vesting period of options exercisable, options not yet exercisable and total options outstanding as of September 30, 2006:

                                                      Currently    Currently Not      Total
(dollars in thousands except exercise price)         Exercisable     Exercisable   Outstanding
Number of options                                     1,232,973        299,608      1,532,581
Weighted average exercise price                          $11.14         $18.43         $12.57
Intrinsic value                                         $16,777         $1,892         18,669
Weighted average remaining contractual term (yrs.)         5.48           7.98           5.97


The 299,608 options that are not currently exercisable as of September 30, 2006 are expected to vest, on a weighted-average basis, over the next 1.68 years, and the Company is expected to recognize $1,140,000 of pre-tax compensation costs related to these options as they vest.

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

Earnings per share have been computed based on the following:


                                                                Three Months         Nine Months
                                                            Ended September 30,  Ended September 30,
(in thousands)                                                2006       2005       2006     2005
                                                            ------------------    ----------------
Net income                                                   $6,820     $5,961    $19,912  $16,937

Average number of common shares outstanding                  15,856     15,688     15,797   15,706
Effect of dilutive stock options                                510        642        582      622
                                                            ------------------    ----------------
Average number of common shares outstanding
   used to calculate diluted earnings per share              16,366     16,330     16,379   16,328
                                                            ======================================


There were 42,000 and 0 options excluded from the computation of diluted earnings per share for the nine month periods ended September 30, 2006 and 2005, respectively, because the effect of these options was antidilutive.

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

The components of other comprehensive income (loss) and related tax effects are as follows:



                                           Three months ended September 30,     Nine Months Ended September 30,
                                             --------------------------          -------------------------
                                                 2006          2005                 2006           2005
                                             --------------------------          -------------------------
(in thousands)
Unrealized holding gains (losses) on
   available-for-sale securities                $3,490       ($1,846)                $377        ($3,772)
Tax effect                                      (1,468)          776                 (159)         1,586
                                             --------------------------          -------------------------
Unrealized holding gains (losses) on
   available-for-sale securities, net of tax    $2,022       ($1,070)                $218        ($2,186)
                                             ==========================          =========================


The   components  of  accumulated   other   comprehensive   loss,   included  in
shareholders' equity, are as follows:


                                                                      September 30,      December 31,
                                                                          2006               2005
                                                                     -------------------------------
                                                                              (in thousands)
Net unrealized losses on available-for-sale securities                 ($4,373)            ($4,750)
Tax effect                                                               1,838               1,997
                                                                     -------------------------------
    Unrealized holding losses on
    available-for-sale securities, net of tax                          ($2,535)             (2,753)
                                                                     -------------------------------

Minimum pension liability                                               (1,851)             (1,851)
Tax effect                                                                 779                 779
                                                                     -------------------------------
    Minimum pension liability, net of tax                                (1,072)             (1,072)
                                                                     -------------------------------
Accumulated other comprehensive loss                                   ($3,607)            ($3,825)
                                                                     ===============================


Retirement  Plans
The Company has supplemental retirement plans covering directors and key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies to pay the retirement obligations.

The following table sets forth the net periodic benefit cost recognized for the plans:



                                                                Three Months         Nine Months
                                                            Ended September 30,  Ended September 30,
(in thousands)                                                2006       2005       2006     2005
                                                              ----       ----       ----     ----
Net pension cost included the following components:
Service cost-benefits earned during the period                $139       $104       $417     $313
Interest cost on projected benefit obligation                  132        134        396      402
Amortization of net obligation at transition                     1         56          2      168
Amortization of prior service cost                              50         24        150       72
Recognized net actuarial loss                                   34          -        102        2
                                                             --------------------------------------
Net periodic pension cost                                     $356       $318     $1,067     $957
                                                             ======================================

During the nine months ended September 30, 2006 and 2005, the Company contributed and paid out as benefits $409,000 and $393,000, respectively, to participants under the plans. For the year ending December 31, 2006, the Company expects to contribute and pay out as benefits $530,000 to participants under the plans.

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

The Company did not recognize any gain or loss resulting from the cumulative effect of a change in accounting principle upon adoption of SFAS 123R on January 1, 2006. Based on the stock-based compensation awards outstanding as of December 31, 2005, for which the requisite service was not fully rendered prior to January 1, 2006, and any subsequent option grants as of September 30, 2006, the Company expects to recognize total pre-tax compensation cost of approximately $1,608,000 related to outstanding stock option grants, of which $468,000 was recognized in the first nine months of 2006, in accordance with the accounting requirements of SFAS 123R. The after-tax effect of adopting SFAS 123R was a reduction of net income of $326,000 and $0, and a reduction in diluted earnings per share of $0.02 and $0, for the first nine months of 2006 and 2005, respectively. Future levels of compensation cost recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption SFAS 123R.

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

In September 2006, the FASB issued FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements.

In September 2006, the FASB issued FASB Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132(R) (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other postretirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. The Company will be required to recognize the funded status of its defined benefit postretirement benefit plans in its financial statements for the year ended December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the year-end statement of financial position is effective for the Company's financial statements beginning with the year ended after December 31, 2008. SFAS 158 is not expected to have a significant impact on the Company's financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. FIN 48 is effective for the Company on January 1, 2007 and is not expected to have a significant impact on the Company's financial statements.

In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of a Prior Year Misstatements When Quantifying Misstatements in Current Year Financial
Statements  (SAB  108).  SAB  108  addresses  how  the  effects  of  prior  year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 will be applicable to all financial statements issued by the Company after November 15, 2006.

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


                                TRICO BANCSHARES
                                Financial Summary
           (dollars in thousands, except per share amounts; unaudited)

                                                       Three months ended            Nine months ended
                                                          September 30,                 September 30,
                                                ------------------------------------------------------------
                                                      2006             2005        2006            2005
                                                ------------------------------------------------------------
Net Interest Income (FTE)                           $22,077          $20,086     $64,903         $58,203
Provision for loan losses                               235              947       1,289           1,608
Noninterest income                                    6,649            6,632      19,628          18,269
Noninterest expense                                  17,026           15,680      49,724          46,310
Provision for income taxes (FTE)                      4,645            4,130      13,606          11,617
                                                ------------------------------------------------------------
     Net income                                      $6,820           $5,961     $19,912         $16,937
                                                ============================================================
Earnings per share:
     Basic                                            $0.43            $0.38       $1.26            $1.08
     Diluted                                          $0.42            $0.37       $1.22            $1.04
Per share:
     Dividends paid                                   $0.12            $0.11       $0.36            $0.33
     Book value at period end                        $10.41            $9.30
     Tangible book value at period end                $9.22            $8.04

Average common shares outstanding                    15,856           15,688      15,797           15,706
Average diluted shares outstanding                   16,366           16,330      16,379           16,328
Shares outstanding at period end                     15,857           15,728
At period end:
     Loans, net                                  $1,490,166       $1,312,294
     Total assets                                 1,904,004        1,786,856
     Total deposits                               1,525,174        1,438,299
     Other borrowings                                35,848           31,711
     Junior subordinated debt                        41,238           41,238
     Shareholders' equity                          $165,141         $146,322
Financial Ratios:
During the period (annualized):
     Return on assets                                 1.45%            1.37%       1.43%            1.34%
     Return on equity                                16.64%           16.26%      16.75%           15.71%
     Net interest margin(1)                           5.19%            5.10%       5.17%            5.12%
     Net loan charge-offs to average loans            0.04%            0.01%       0.05%            0.04%
     Efficiency ratio)                               59.27%           58.69%      58.82%           60.56%
At Period End:
     Equity to assets                                 8.67%            8.19%
     Total capital to risk assets                    11.08%           11.19%
     Allowance for losses to loans(2)                 1.25%            1.32%

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

Results of Operations
The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company and the Bank's financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto in this report.

Following is a summary of the components of fully taxable equivalent ("FTE") net income for the periods indicated (dollars in thousands):


                                  Three months ended       Nine months ended
                                      September 30,          September 30,
                                  ----------------------------------------------
                                    2006       2005          2006       2005
                                  ----------------------------------------------
Net Interest Income (FTE)          $22,077   $20,086     $64,903       $58,203
Provision for loan losses              235       947       1,289         1,608
Noninterest income                   6,649     6,632      19,628        18,269
Noninterest expense                 17,026    15,680      49,724        46,310
Provision for income taxes (FTE)     4,645     4,130      13,606        11,617
                                   ---------------------------------------------
Net income                          $6,820    $5,961     $19,912       $16,937
                                   =============================================

The Company had quarterly earnings of $6,820,000, or $0.42 per diluted share, for the three months ended September 30, 2006. These results represent a 13.5% increase from the $0.37 earnings per diluted share reported for the three months ended September 30, 2005 on earnings of $5,961,000. The improvement in results from the year-ago quarter was due to a $1,991,000 (9.9%) increase in fully tax-equivalent net interest income to $22,077,000, and a $712,000 (75.2%) decrease in provision for loan losses. These contributing factors were partially offset by a $1,346,000 (8.6%) increase in noninterest expense to $17,026,000 for the quarter ended September 30, 2006.

The Company reported earnings of $19,912,000, or $1.22 per diluted share, for the nine months ended September 30, 2006. These results represent a 17.3% increase from the $1.04 earnings per diluted share reported for the nine months ended September 30, 2005 on earnings of $16,937,000. The improvement in results from the year-ago period was primarily due to a $6,700,000 (11.5%) increase in fully tax-equivalent net interest income to $64,903,000, a $319,000 (19.8%)
decrease in provision for loan losses, and a $1,359,000 (7.4%) increase in noninterest income to $19,628,000. These contributing factors were partially offset by a $3,414,000 (7.4%) increase in noninterest expense to $49,724,000 for the nine months ended September 30, 2006.

Net Interest  Income
Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

                                Three months ended             Nine months ended
                                   September 30,                 September 30,
                               -------------------------------------------------
                                  2006       2005             2006        2005
                               -------------------------------------------------
     Interest income          $31,421      $25,334          $88,778     $71,880
     Interest expense          (9,576)      (5,519)         (24,624)    (14,429)
     FTE adjustment               232          271              749         752
                               -------------------------------------------------
     Net interest income(FTE) $22,077      $20,086          $64,903      $58,203
                               =================================================
     Average interest-earning
        assets             $1,701,166   $1,574,392       $1,675,027   $1,517,013

     Net interest margin (FTE)  5.19%        5.10%            5.17%        5.12%

The Company's primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense in interest-bearing liabilities.

Net interest income (FTE) during the third quarter of 2006 increased $1,991,000 (9.9%) from the same period in 2005 to $22,077,000. The increase in net interest income (FTE) was due to a $126,774,000 (8.1%) increase in average balances of interest-earning assets to $1,701,166,000 and a 0.09% increase in net interest margin (FTE) to 5.19%.

Net interest income (FTE) during the first nine months of 2006 increased $6,700,000 (11.5%) from the same period in 2005 to $64,903,000. The increase in net interest income (FTE) was due to a $158,014,000 (10.4%) increase in average balances of interest-earning assets to $1,675,027,000 and a 0.05% increase in net interest margin (FTE) to 5.17%.


Interest and Fee Income
Interest and fee income (FTE) for the third quarter of 2006 increased $6,048,000 (23.6%) from the third quarter of 2005. The increase was due to a $126,774,000 (8.1%) increase in average interest-earning assets to $1,701,166,000 and a 0.93% increase in the yield on those average interest-earning assets to 7.44%. The growth in interest-earning assets was due to a $192,574,000 (15.0%) increase in average loan balances to $1,477,551,000 that was partially offset by a decrease of $65,932,000 (22.8%) in average balances of investments to $223,031,000. The increase in the yield on average interest-earning assets was mainly due to a 0.89% increase in yield on loans to 7.82% and a change in the mix of earning assets from lower-earning investments towards higher-earning loans. The increase in loan yields from the year-ago period is mainly due to the effect of a 2.00% increase in the prime rate of lending from June 30, 2005 to September 30, 2006, tempered by long-term lending rates having generally held steady or fallen over this period, and new prime based loans such as home equity lines of credit being offered at spreads to the prime rate that are lower than they were in the year-ago period.

Interest and fee income (FTE) for the nine months ended September 30, 2006 increased $16,895,000 (23.3%) from the same period of 2005. The increase was the net effect of a $158,014,000 (10.4%) increase in average interest-earning assets to $1,675,027,000 and a 0.75% increase in the yield on those average interest-earning assets to 7.13%. The growth in interest-earning assets was due to a $209,490,000 (17.2%) increase in average loan balances to 1,430,204,000 that was partially offset by a decrease of $51,867,000 (17.6%) in average balances of investments to $243,590,000. The increase in the yield on average interest-earning assets was mainly due to a 0.69% increase in yield on loans to 7.51% and a change in the mix of earning assets from lower-earning investments towards higher-earning loans. The increase in loan yields from the year-ago period is mainly due to the effect of a 3.00% increase in the prime rate of lending from December 31, 2004 to September 30, 2006, tempered by long-term lending rates having generally held steady or fallen over this period, and new prime based loans such as home equity lines of credit being offered at spreads to the prime rate that are lower than they were in the year-ago period.

Interest Expense
Interest expense increased $4,057,000 (73.5%) to $9,576,000 in the third quarter of 2006 compared to the year-ago quarter. The average balance of interest-bearing liabilities increased $104,184,000 (8.4%) to $1,337,596,000 in the third quarter compared to the year-ago quarter. The increase in the average balance of interest-bearing liabilities was concentrated in time deposits (up $163,878,000 or 43.2%), and Federal funds purchased (up $30,830,000 or 40.4%).
In addition, the average balance of savings deposits decreased $82,858,000 (18.0%) from the year-ago quarter. The average rate paid on interest-bearing liabilities in the quarter ended September 30, 2006 increased 1.07% to 2.86% compared to the year-ago quarter as a result of increases in market interest rates and changes in the mix of interest-bearing liabilities towards higher paying time deposits and Federal funds purchased.

Interest expense increased $10,195,000 (70.6%) to $24,624,000 for the nine months ended September 30, 2006 compared to $14,429,000 in the year-ago period. The average balance of interest-bearing liabilities increased $125,369,000 (10.5%) to $1,315,450,000 for the nine months ended September 30, 2006 compared to the year-ago period. The increase in interest-bearing liabilities was concentrated in time deposits (up $145,981,000 or 40.5%), and Federal funds purchased (up $43,593,000 or 94.8%). In addition, for the nine months ended
September 30, 2006, the average balance of savings deposits decreased $67,297,000 (14.3%) from the year-ago period. The average rate paid on interest-bearing liabilities in the nine month period ended September 30, 2006 increased 0.88% to 2.50% compared to the year-ago period as a result of increases in market interest rates and changes in the mix of interest-bearing liabilities towards higher paying time deposits and Federal funds purchased.



Net Interest Margin (FTE)
The following table summarizes the components of the Company's net interest margin for the periods indicated:


                                            Three months ended            Nine months ended
                                                September 30,                September 30,
                                         ---------------------------------------------------
                                           2006          2005             2006          2005
                                         ---------------------------------------------------
Yield on interest-earning assets           7.44%        6.51%           7.13%        6.38%
Rate paid on interest-bearing
     Liabilities                           2.86%        1.79%           2.50%        1.62%
                                         ---------------------------------------------------
     Net interest spread                   4.58%        4.72%           4.63%        4.76%
Impact of all other net
     noninterest-bearing funds             0.61%        0.38%           0.54%        0.36%
                                         ---------------------------------------------------
        Net interest margin                5.19%        5.10%           5.17%        5.12%
                                         ===================================================


Net interest margin for the three months ended September 30, 2006 increased 0.09% compared to the three months ended September 30, 2005. This increase in net interest margin was mainly due to an 0.23% increase in the impact of net noninterest-bearing funds to 0.61% from 0.38% in the year-ago three month period that was partially offset by a 0.14% decrease in net interest spread as the average yield on interest-earning assets increased 0.93% while the average rate paid on interest-bearing liabilities increased 1.07% from the year-ago three month period.

Net interest margin for the nine months ended September 30, 2006 increased 0.05% compared to the nine months ended September 30, 2005. This increase in net interest margin was mainly due to a 0.18% increase in the impact of net noninterest-bearing funds to 0.54% from 0.36% in the year-ago nine month period. The increase in the impact of net noninterest-bearing funds was partially offset by a 0.13% decrease in net interest spread as the average yield on interest-earning assets increased 0.75% while the average rate paid on interest-bearing liabilities increased 0.88% from the year-ago nine month period.

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

                                                          For the three months ended
                                       ----------------------------------------------------------------
                                             September 30, 2006                 September 30, 2005
                                       -----------------------------    -------------------------------
                                                   Interest    Rates               Interest    Rates
                                         Average   Income/    Earned     Average   Income/    Earned
                                         Balance   Expense     Paid      Balance   Expense     Paid
                                       -----------------------------    -------------------------------

Assets:
Loans                                  $1,477,551  $28,901    7.82%     $1,284,977 $22,254     6.93%
Investment securities - taxable           188,021    2,082    4.43%        252,547   2,608     4.13%
Investment securities - nontaxable         35,010      663    7.58%         36,416     739     8.12%
Federal funds sold                            584        7    4.79%            452       4     3.54%
                                       -----------------------------    -------------------------------
Total interest-earning assets           1,701,166   31,653    7.44%      1,574,392  25,605     6.51%
Other assets                              178,863   ------                 169,623  ------
                                       ----------                       ----------
Total assets                           $1,880,029                       $1,744,015
                                       ==========                       ==========
Liabilities and shareholders' equity:
Interest-bearing demand deposits         $231,919      118    0.20%       $244,821     124     0.20%
Savings deposits                          377,346      906    0.96%        460,204     861     0.75%
Time deposits                             543,564    5,820    4.28%        379,686   2,839     2.99%
Federal funds purchased                   107,202    1,448    5.40%         76,372     696     3.65%
Other borrowings                           36,327      442    4.87%         31,091     351     4.52%
Junior subordinated debt                   41,238      842    8.17%         41,238     648     6.29%
                                        ---------------------------     -------------------------------
Total interest-bearing liabilities      1,337,596    9,576    2.86%      1,233,412   5,519     1.79%
Noninterest-bearing deposits              348,801   ------                322,920   ------
Other liabilities                          29,713                           27,599
Shareholders' equity                      163,919                          146,660
                                        ---------                       ----------
Total liabilities & shareholders'
  equity                               $1,880,029                       $1,744,015
                                       ==========                       ==========
Net interest spread(1)                                        4.58%                            4.72%
Net interest income and interest margin(2)         $22,077    5.19%                $20,086     5.10%
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


                                                           For the nine months ended
                                       ----------------------------------------------------------------
                                             September 30, 2006                 September 30, 2005
                                       -----------------------------    -------------------------------
                                                   Interest    Rates               Interest    Rates
                                         Average   Income/    Earned     Average   Income/    Earned
                                         Balance   Expense     Paid      Balance   Expense     Paid
                                       -----------------------------    -------------------------------
Assets:
Loans                                  $1,430,204  $80,525    7.51%     $1,220,714 $62,482     6.82%
Investment securities - taxable           208,667    6,870    4.39%        261,542   8,083     4.12%
Investment securities - nontaxable         34,923    2,087    7.97%         33,915   2,049     8.06%
Federal funds sold                          1,233       45    4.87%            842      18     2.85%
                                       -----------------------------     ------------------------------
Total interest-earning assets           1,751,027   89,527     7.13%      1,517,013  72,632     6.38%
Other assets                              176,118  -------                  167,481  ------
                                       ----------                        ----------
Total assets                           $1,851,478                        $1,684,494
                                       ==========                        ==========
Liabilities and shareholders' equity:
Interest-bearing demand deposits          $240,385      362    0.20%       $241,856     366     0.20%
Savings deposits                           404,099    2,562    0.85%        471,396   2,600     0.74%
Time deposits                              506,593   14,783    3.89%        360,612   7,560     2.80%
Federal funds purchased                     89,592    3,367    5.01%         45,999   1,117     3.24%
Other borrowings                            33,543    1,186    4.71%         28,980   1,007     4.63%
Junior subordinated debt                    41,238    2,364    7.64%         41,238   1,779     5.75%
                                       -----------------------------     ------------------------------
Total interest-bearing liabilities      1,315,450   24,624     2.50%      1,190,081  14,429     1.62%
Noninterest-bearing deposits              348,278  -------                  323,485  ------
Other liabilities                          28,867                            27,205
Shareholders' equity                      158,550                           143,723
                                       ----------                        ----------
Total liabilities and shareholders'
  equity                               $1,851,145                        $1,684,494
                                       ==========                        ==========
Net interest spread(1)                                         4.63%                            4.76%
Net interest income and interest margin(2)         $64,903     5.17%                $58,203     5.12%
                                                   =================                =================


1) Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets.

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

                                           Three months ended September 30, 2006
                                             compared with three month ended
                                                   September 30, 2005
                                           -------------------------------------
                                           Volume           Rate           Total
                                           -------------------------------------
Increase (decrease) in interest income:
Loans                                      $3,336         $3,311         $6,647
Investment securities                        (695)            93           (602)
Federal funds sold                              1              2              3
                                           -------------------------------------
   Total interest-earning assets            2,642          3,406          6,048
                                           -------------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits               (6)             -             (6)
Savings deposits                             (155)           200             45
Time deposits                               1,225          1,756          2,981
Federal funds purchased                       281            471            752
Other borrowings                               59             32             91
Junior subordinated debt                        -            194            194
                                           -------------------------------------
   Total interest-bearing liabilities       1,404          2,653          4,057
                                           -------------------------------------
Increase (decrease) in Net Interest Income $1,238           $753         $1,991
                                           =====================================


                                           Nine  months ended September 30, 2006
                                              compared with nine months ended
                                                    September 30, 2005

                                           Volume           Rate           Total
                                          --------------------------------------
Increase (decrease) in interest income:
Loans                                     $10,715         $7,328        $18,043
Investment securities                      (1,573)           398         (1,175)
Federal funds sold                              8             19             27
                                          --------------------------------------
   Total interest-earning assets            9,150          7,745         16,895
                                          --------------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits               (2)            (2)            (4)
Savings deposits                             (373)           335            (38)
Time deposits                               3,066          4,157          7,223
Federal funds purchased                     1,059          1,191          2,250
Other borrowings                              158             21            179
Junior subordinated debt                        -            585            585
                                          --------------------------------------
   Total interest-bearing liabilities        3,908          6,287         10,195
                                          --------------------------------------
Increase (decrease) in Net Interest Income $5,242         $1,458         $6,700
                                          ======================================

Provision for Loan Losses
The Company provided $235,000 for loan losses in the third quarter of 2006 versus $947,000 in the third quarter of 2005. During the third quarter of 2006, the Company recorded $135,000 of net loan charge offs versus $43,000 of net loan charge-offs in the year earlier quarter.

The Company provided $1,289,000 for loan losses during the nine months ended September 30, 2006 versus $1,608,000 during the nine months ended September 30, 2005. During the nine months ended September 30, 2006, the Company recorded $522,000 of net loan charge-offs versus $337,000 of net loan charge-offs in the year earlier nine-month period.

Noninterest Income
The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).

                                                 Three months ended             Nine months ended
                                                   September 30,                 September 30,
                                               ----------------------------------------------------
                                                  2006           2005           2006         2005
                                               ----------------------------------------------------
     Service charges on deposit accounts         $3,703        $3,653         $10,883       $10,030
     ATM fees and interchange                       927           822           2,641         2,315
     Other service fees                             544           504           1,601         1,507
     Amortization of mortgage servicing rights        -          (184)              -          (490)
     Change in value of mortgage servicing rights  (118)         -               (256)            -
     Gain on sale of loans                          264           474             875         1,195
     Commissions on sale of
       nondeposit investment products               447           535           1,529         1,727
     Increase in cash value of life insurance       420           420           1,223         1,040
     Gain on sale of investments                      -             -              12             -
     Other noninterest income                       462           408           1,120           945
                                               ----------------------------------------------------
     Total noninterest income                    $6,649        $6,632         $19,628       $18,269
                                               ====================================================

Noninterest income for the third quarter of 2006 increased $17,000 (0.3%) from the year-ago quarter. The increase in noninterest income from the year-ago quarter was mainly due to a $50,000 (1.4%) increase in service charges on deposit accounts to $3,703,000, a $105,000 (12.8%) increase in ATM fees and interchange to $927,000, and a $66,000 decrease in amortization (or change in value) of mortgage servicing rights, that were partially offset by a $88,000 (16.4%) decrease in commissions on sale of nondeposit investment products to $447,000, and a $210,000 (44.3%) decrease in gain on sale of loans to $264,000. The increase in service charges on deposit accounts was primarily due to growth in customer count. The increase in ATM fees and interchange was due to growth in customer count and expansion of ATM network as part of new branch openings. The decrease in amortization (or change in value) of mortgage servicing rights was due primarily to a slowdown in residential mortgage refinance activity which generally increases the value of mortgage servicing rights. The shift from amortization of mortgage servicing rights to change in value of mortgage servicing rights is due to the adoption of market value accounting for mortgage servicing rights effective January 1, 2006 and the related change in market value from July 1, 2006 to September 30, 2006. The decrease in gain on sale of loans is due to a slowdown in residential mortgage refinance activity.

Noninterest income for the nine months ended September 30, 2006 increased $1,359,000 (7.4%) to $19,628,000 from the same period in 2005. The increase in noninterest income from the year-ago nine months ended September 30, 2005 was mainly due to a $853,000 (8.5%) increase in service charges on deposit accounts to $10,883,000, a $326,000 (14.1%) increase in ATM fees and interchange to $2,641,000, a $183,000 (17.6%) improvement in increase in cash value of life insurance to $1,223,000, and a $234,000 decrease in amortization (or change in value) of mortgage servicing rights, that were partially offset by a $198,000 (11.5%) decrease in commissions on sale of nondeposit investment products to $1,529,000, and a $320,000 (26.8%) decrease in gain on sale of loans to $875,000. The increase in service charges on deposit accounts was primarily due to the introduction of a business overdraft privilege product in March 2005 and growth in customer count. The increase in ATM fees and interchange was due to growth in customer count and expansion of ATM network as part of new branch openings. The decrease in amortization (or change in value) of mortgage servicing rights was due primarily to a slowdown in residential mortgage refinance activity which generally increases the value of mortgage servicing rights. The shift from amortization of mortgage servicing rights to change in value of mortgage servicing rights is due to the adoption of market value accounting for mortgage servicing rights effective January 1, 2006 and the related change in market value from January 1, 2006 to September 30, 2006. The decrease in gain on sale of loans is due to a slowdown in residential mortgage refinance activity.

Noninterest Expense
The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).

                                Three months ended             Nine months ended
                                   September 30,                 September 30,
                             ---------------------------------------------------
                               2006          2005           2006           2005
                             ---------------------------------------------------
     Salaries & benefits      $9,276        $8,584         $27,050       $25,361
     Occupancy                 1,170         1,034           3,298         3,019
     Equipment                 1,018         1,023           3,187         3,092
     Advertising and marketing   655           579           1,628         1,283
     ATM network charges         475           430           1,375         1,209
     Data processing & software  453           419           1,259         1,203
     Telecommunications          380           344           1,165         1,137
     Professional fees           375           287           1,265           968
     Intangible amortization     350           346           1,046         1,035
     Courier service             312           292             925           860
     Postage                     260           263             753           734
     Operational losses           89            25             218            97
     Assessments                  83            80             243           233
     Other                     2,130         1,974           6,312         6,079
                             ---------------------------------------------------
     Total                   $17,026       $15,680         $49,724       $46,310
                             ===================================================
     Average full time
      equivalent staff           630           592             619           577
     Noninterest expense
        to revenue (FTE)      59.27%        58.69%         59.82%         60.56%

Noninterest expense for the third quarter of 2006 increased $1,346,000 (8.6%) compared to the third quarter of 2005. Salaries and benefits expense increased $692,000 (8.1%) to $9,276,000. The increase in salaries and benefits expense was mainly due to annual salary increases, and new employees at the Company's recently opened branches in Roseville-Pleasant Grove (November 2005), Yuba City-Marketplace (January 2006), Folsom-Empire Ranch (March 2006), Natomas-Arena Blvd (April 2006), Antelope (May 2006), Anderson (June 2006), and Elk Grove (August 2006). Other categories of noninterest expense including occupancy and ATM network charges also increased, in part, due to these newly opened branches. Advertising and marketing expense increased $76,000 (13.1%) to $655,000. Professional fees increased $88,000 (30.7%) to $375,000 due to increased audit fees.

Noninterest expense for the nine months ended September 30, 2006 increased $3,414,000 (7.4%) compared to the nine months ended September 30, 2005. Salaries and benefits expense increased $1,689,000 (6.7%) to $27,050,000. The increase in salaries and benefits expense was mainly due to annual salary increases, and new employees at the Company's recently opened branches in Lincoln (February 2005), Folsom-East Bidwell (March 2005), Roseville-Pleasant Grove (November 2005), Yuba City-Marketplace (January 2006), Folsom-Empire Ranch (March 2006), Natomas-Arena Blvd (April 2006), Antelope (May 2006), Anderson (June 2006), and Elk Grove (August 2006). Other categories of noninterest expense including occupancy and ATM network charges also increased, in part, due to these newly opened branches. Advertising and marketing expense increased $345,000 (26.9%) to $1,628,000. Professional fees increase $297,000 (30.7%) to $1,265,000 due to increased audit fees and increased legal fees related to loan collection efforts.

Provision for Income Tax
The effective tax rate for the three months ended September 30, 2006 was 39.3% and reflects no change from 39.3% for the three months ended September 30, 2005. The effective tax rate for the nine months ended September 30, 2006 was 39.2% and reflects an increase from 39.1% for the nine months ended September 30, 2005. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly from increase in cash value of life insurance, tax-exempt loans and state and municipal securities.

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

The following is a summary of classified assets on the dates indicated (dollars in thousands):

                              At September 30, 2006         At December 31, 2005
                           ------------------------     ------------------------
                              Gross Guaranteed  Net       Gross Guaranteed   Net
                           -----------------------------------------------------
Classified loans           $13,671   $6,654   $7,017    $13,086  $7,110   $5,976
Other classified assets          -        -        -          -       -        -
                           -----------------------------------------------------
Total classified assets    $13,671   $6,654   $7,017    $13,086  $7,110   $5,976
                           =====================================================
Allowance for loan losses
     /classified loans                        242.2%                      271.5%


Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies at September 30, 2006, increased $1,041,000 (17.4%) to $7,017,000 from $5,976,000 at December 31, 2005.

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

Interest income on nonaccrual loans, which would have been recognized during the nine months, ended September 30, 2006, if all such loans had been current in accordance with their original terms, totaled $895,000. Interest income actually recognized on these loans during the nine months ended September 30, 2006 was $ 598,000.

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

As shown in the following table, total nonperforming assets net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, increased $1,562,000 (52.8%) to $4,523,000 during the first nine months of 2006. Nonperforming assets net of guarantees represent 0.24% of total assets. All nonaccrual loans are considered to be impaired when determining the need for a specific valuation allowance. The Company continues to make a concerted effort to work problem and potential problem loans to reduce risk of loss.

 (dollars in thousands):
                                                At September 30, 2006         At December 31, 2005
                                              -------------------------    -------------------------
                                                Gross Guaranteed  Net       Gross Guaranteed   Net
                                              ------------------------------------------------------

Performing nonaccrual loans                   $10,571   $6,511   $4,060     $9,315  $6,933   $2,382
Nonperforming, nonaccrual loans                   463        -      463        579       -      579
                                              ------------------------------------------------------
     Total nonaccrual loans                    11,034    6,511    4,523      9,894   6,933    2,961
Loans 90 days past due and still accruing           -        -        -          -       -        -
                                              ------------------------------------------------------
Total nonperforming loans                      11,034    6,511    4,523      9,894   6,933    2,961
Other real estate owned                             -        -        -          -       -        -
                                              ------------------------------------------------------
Total nonperforming assets                    $11,034   $6,511   $4,523     $9,894  $6,933   $2,961
                                              ======================================================
Nonperforming loans to total loans                                0.30%                        0.21%
Nonperforming assets to total assets                              0.24%                        0.16%
Allowance for loan losses to nonperforming loans                   376%                        548%


Capital Resources
The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management.

On March 11, 2004, the Board of Directors approved an increase in the maximum number of shares to be repurchased under the Company's stock repurchase plan originally announced on July 31, 2003 from 250,000 to 500,000 effective on April 9, 2004, solely to conform with the two-for-one stock split effective on April 9, 2004. The 250,000 shares originally authorized for repurchase under this plan represented approximately 3.2% of the Company's approximately 7,852,000 common shares outstanding as of July 31, 2003. This plan has no stated expiration date for the repurchases, which may occur from time to time as market conditions allow. As of September 30, 2006, the Company had repurchased 374,371 shares under this plan as adjusted for the 2-for-1 stock split paid on April 30, 2004, which left 125,629 shares available for repurchase under the plan.

The Company's primary capital resource is shareholders' equity, which was $165,141,000 at September 30, 2006. This amount represents an increase of $15,648,000 from December 31, 2005, the net result of comprehensive income for the period of $20,130,000, the issuance of common shares via the exercise of stock options of $1,646,000, the tax effects of stock option exercises of $205,000, and the effect of stock option vesting of $468,000, partially offset by the retirement of common stock with value of $1,109,000 tendered by employees, in lieu of cash, to exercise stock options, and dividends paid of $5,692,000. The Company's ratio of equity to total assets was 8.67%, 8.19%, and 8.12% as of September 30, 2006, September 30, 2005, and December 31, 2005, respectively.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

                                At September 30,       At            Minimum
                               -----------------   December 31,    Regulatory
                               2006       2005        2005         Requirement
                               ------------------------------------------------
     Tier I Capital            10.07%     10.13%      9.76%           4.00%
     Total Capital             11.08%     11.19%     10.79%           8.00%
     Leverage ratio            10.13%      9.83%      9.72%           4.00%

Off-Balance Sheet Items
The Bank has certain ongoing commitments under operating and capital leases. These commitments do not significantly impact operating results. As of September 30, 2006 commitments to extend credit and commitments related to the Bank's deposit overdraft privilege product were the Bank's only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $622,446,000 and $626,490,000 at September 30, 2006 and December 31, 2005, respectively, and represent 41.3% of the total loans outstanding at September 30, 2006 versus 45.2% at December 31, 2005. Commitments related to the Bank's deposit overdraft privilege product totaled $36,560,000 and $35,002,000 at September 30, 2006 and December 31, 2005, respectively.

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

At September 30, 2006, the results of the simulations noted above indicate that given a "flat" balance sheet scenario, and if deposit rates track general interest rate changes by approximately 50%, the Company's balance sheet is slightly liability sensitive. "Liability sensitive" implies that earnings decrease when interest rates rise, and increase when interest rates decrease. The magnitude of all the simulation results noted above is within the Bank's policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

The simulation results noted above do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

At September 30, 2006 and 2005, the Company had no derivative financial instruments.

Liquidity
The Company's principal source of asset liquidity is federal funds sold and marketable investment securities available for sale. At September 30, 2006, federal funds sold and investment securities available for sale totaled $211,273,000, representing a decrease of $51,382,000 (19.6%) from December 31, 2005, and a decrease of $60,079,000 (22.1%) from September 30, 2005. In addition, the Company generates additional liquidity from its operating activities. The Company's profitability during the first nine months of 2006 generated cash flows from operations of $25,219,000 compared to $22,562,000 during the first nine months of 2005. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks. Maturities and sales of investment securities produced cash inflows of $40,208,000 and $10,780,000 respectively, during the nine months ended September 30, 2006 compared to $45,147,000 and $0, respectively, for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, the Company invested $896,000 and $122,646,000 in securities and net loan growth, respectively, compared to $35,013,000 and $155,460,000 in securities and net loan growth, respectively, during the first nine months of 2005. These changes in investment and loan balances contributed to net cash used for investing activities of $75,870,000 during the nine months ended September 30, 2006, compared to net cash used for investing activities of $149,890,000 during the nine months ended September 30, 2005. Financing activities provided net cash of $37,380,000 during the nine months ended September 30, 2006, compared to net cash provided by financing activities of $142,922,000 during the nine months ended September 30, 2005. Increases in deposit balances accounted for $28,377,000 and $89,466,000 of financing sources of funds, respectively, during the nine months ended September 30, 2006 and 2005, respectively. Federal funds borrowed increased $9,700,000 and $56,800,000 during the first nine months of 2006 and 2005, respectively. Short-term other borrowings increased $4,502,000 and $3,597,000 during the nine months ended September 30, 2006 and 2005, respectively. Dividends paid used $5,692,000 and $5,189,000 of cash during the nine months ended September 30, 2006 and September 30, 2005, respectively. Repurchase of common stock used $2,663,000 of cash during the nine months ended September 30, 2005. Also, the Company's liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 4.  Controls and Procedures
The Chief Executive Officer, Richard Smith, and the Chief Financial Officer, Thomas Reddish, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2006 ("Evaluation Date"). Based on that evaluation, they concluded that as of the Evaluation Date the Company's disclosure controls and procedures are effective to allow timely communication to them of information relating to the Company and the Bank required to be disclosed in its filings with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No changes in the Company's internal control over financial reporting occurred during the first nine months of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information concerning the common stock repurchased by the Company during the third quarter of 2006 pursuant to the Company's stock repurchase plan originally announced on July 31, 2003, as amended on March 11, 2004, to conform with the Company's two-for-one stock split effective on April 9, 2004, which is discussed in more detail under "Capital Resources" in this report:


Period          (a) Total number    (b) Average price   (c) Total number of     (d) Maximum number
                of Shares purchased  paid per share     shares purchased as     of shares that may yet
                                                        part of publicly        be purchased under the
                                                        announced plans or      plans or programs
                                                        programs
-----------------------------------------------------------------------------------------------------------
July 1-31, 2006             -              -                        -                 125,629
Aug. 1-31, 2006             -              -                        -                 125,629
Sep. 1-30, 2006             -              -                        -                 125,629
-----------------------------------------------------------------------------------------------------------
Total                       -              -                        -                 125,629


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

                                     TRICO BANCSHARES
                                       (Registrant)

Date:  November 3, 2006              /s/ Thomas J. Reddish
                                     -----------------------------------
                                     Thomas J. Reddish
                                     Executive Vice President and
                                     Chief Financial Officer

Exhibit 31.1

Rule 13a-14(a)/15d-14(a) Certification of CEO

I, Richard P. Smith, certify that;

    1.    I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  TriCo
          Bancshares;
    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:
          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
          c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and
          d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;
    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors;
          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and
          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: November 3, 2006                  /s/ Richard P. Smith
                                        ----------------------------------------
                                        Richard P. Smith
                                        President and Chief Executive Officer

Exhibit 31.2

Rule 13a-14(a)/15d-14(a) Certification of CFO

I, Thomas J. Reddish, certify that;

    1.    I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  TriCo
          Bancshares;
    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:
          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
          c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and
          d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;
    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors;
          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and
          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: November 3, 2006                  /s/ Thomas J. Reddish
                                        ----------------------------------------
                                        Thomas J. Reddish
                                        Executive Vice President and Chief
                                        Financial Officer

Exhibit 32.1

Section 1350 Certification of CEO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Exhibit 32.2

Section 1350 Certification of CFO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Reddish, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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