Form 10-K
period 2006-12-31
TRICO BANCSHARES /
filed 2007-03-15
CIK 356171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year                               Commission File Number 0-10661
ended December 31, 2006
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

 Large accelerated filer      Accelerated filer  X   Non-accelerated filer
                        -----                  -----                      -----

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                YES      NO   X
                                   -----    -----

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of March 5, 2007, was approximately $271,962,000 (based on the closing sales price of the Registrant's common stock on the date). This computation excludes a total of 4,368,856 shares that are beneficially owned by the officers and directors of Registrant who may be deemed to be the affiliates of Registrant under applicable rules of the Securities and Exchange Commission.

The number of shares outstanding of Registrant's common stock, as of March 5, 2007, was 15,912,227 shares of common stock, without par value.

The following documents are incorporated herein by reference into Part III of this Form 10-K: Registrant's Proxy Statement for use in connection with its 2007 Annual Meeting of Shareholders. Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

                                TABLE OF CONTENTS

                                                                     Page Number
PART I

Item 1        Business                                                       2
Item 1A       Risk Factors                                                  10
Item 1B       Unresolved Staff Comments                                     17
Item 2        Properties                                                    17
Item 3        Legal Proceedings                                             17
Item 4        Submission of Matters to a Vote of Security Holders           17

PART II

Item 5        Market for Registrant's Common Equity, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities          18
Item 6        Selected Financial Data                                       20
Item 7        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              21
Item 7A       Quantitative and Qualitative Disclosures About Market Risk    40
Item 8        Financial Statements and Supplementary Data                   41
Item 9        Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                        76
Item 9A       Controls and Procedures                                       76
Item 9B       Other Information                                             76

PART III

Item 10       Directors, Executive Officers and Corporate Governance        77
Item 11       Executive Compensation                                        77
Item 12       Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters              77
Item 13       Certain Relationships and Related Transactions,
              and Director Independence                                     77
Item 14       Principal Accountant Fees and Services                        77

PART IV

Item 15       Exhibits and Financial Statement Schedules                    77

Signatures                                                                  81

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

                                     PART I

ITEM 1. BUSINESS

Information About TriCo Bancshares' Business

TriCo Bancshares (the "Company", "TriCo", "we" or "our") was incorporated in California on October 13, 1981. It was organized at the direction of the board of directors of Tri Counties Bank (the "Bank") for the purpose of forming a bank holding company. On September 7, 1982, the shareholders of Tri Counties Bank became the shareholders of TriCo and Tri Counties Bank became a wholly owned subsidiary of TriCo. At that time, TriCo became a bank holding company subject to the supervision of the Board of Governors of the Federal Reserve System ("FRB") under the Bank Holding Company Act of 1956, as amended. Tri Counties Bank remains subject to the supervision of the California Department of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). On July 31, 2003, the Company formed a subsidiary business trust, TriCo Capital Trust I, to issue trust preferred securities. On June 22, 2004, the Company formed a subsidiary business trust, TriCo Capital Trust II, to issue trust preferred securities. See Note 8 in the financial statements at Item 8 of this report for a discussion about the Company's issuance of trust preferred securities. Tri Counties Bank, TriCo Capital Trust I and TriCo Capital Trust II currently are the only subsidiaries of TriCo and TriCo is not conducting any business operations independent of Tri Counties Bank, TriCo Capital Trust I and TriCo Capital Trust II.

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

Additional information concerning the Company can be found on our website at www.tcbk.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge through our website at Investor Relations---"SEC Filings" and "Annual Reports" as soon as reasonably practicable after the Company files these reports to the Securities and Exchange Commission. The information on our website is not incorporated into this annual report.

Business of Tri Counties Bank

Tri Counties Bank was incorporated as a California banking corporation on June 26, 1974, and received its certificate of authority to begin banking operations on March 11, 1975. Tri Counties Bank engages in the general commercial banking business in the California counties of Butte, Contra Costa, Del Norte, Fresno, Glenn, Kern, Lake, Lassen, Madera, Mendocino, Merced, Nevada, Placer, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare, Yolo and Yuba. Tri Counties Bank currently operates from 32 traditional branches and 22 in-store branches.

General Banking Services

The Bank conducts a commercial banking business including accepting demand, savings and time deposits and making commercial, real estate, and consumer loans. It also offers installment note collection, issues cashier's checks, sells travelers checks and provides safe deposit boxes and other customary banking services. Brokerage services are provided at the Bank's offices by the Bank's association with Raymond James Financial Services, Inc., an independent financial services provider and broker-dealer. The Bank does not offer trust services or international banking services.

The Bank has emphasized retail banking since it opened. Most of the Bank's customers are retail customers and small to medium-sized businesses. The Bank emphasizes serving the needs of local businesses, farmers and ranchers, retired individuals and wage earners. The majority of the Bank's loans are direct loans made to individuals and businesses in northern and central California where its branches are located. At December 31, 2006, the total of the Bank's consumer installment loans net of deferred fees outstanding was $525,513,000 (34.8%), the total of commercial loans outstanding was $153,105,000 (10.1%), and the total of real estate loans including construction loans of $151,600,000 was $831,261,000 (55.1%). The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment, inventory, accounts receivable and notes receivable secured by property as collateral for loans.

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

The Bank offers 24-hour ATMs at almost all branch locations. The 62 ATMs are linked to several national and regional networks such as CIRRUS and STAR. In addition, banking by telephone on a 24-hour toll-free number is available to all customers. This service allows a customer to obtain account balances and most recent transactions, transfer moneys between accounts, make loan payments, and obtain interest rate information.

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

Employees

At December 31, 2006, the Company and the Bank employed 702 persons, including five executive officers. Full time equivalent employees were 636. No employees of the Company or the Bank are presently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are excellent.

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

The Company is generally prohibited from engaging in, or acquiring direct or indirect control of, any company engaged in non-banking activities, unless the FRB by order or regulation has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Notwithstanding this prohibition, under the Financial Services Modernization Act of 1999, the Company may engage in any activity, and may acquire and retain the shares of any company engaged in any activity, that the FRB, in coordination with the Secretary of the Treasury, determines (by regulation or order) to be financial in nature or incidental to such financial activities. Furthermore, such law dictates several activities that are considered to be financial in nature, and therefore are not subject to FRB approval.

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

Section 39 to the Federal Deposit Insurance Act requires the agencies to establish safety and soundness standards for insured financial institutions covering:

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

The guidelines also require the Company and the Bank to maintain a minimum leverage ratio of 4% of Tier 1 capital to total assets (the "leverage ratio"). The leverage ratio is determined by dividing an institution's Tier 1 capital by its quarterly average total assets, less goodwill and certain other intangible assets. The leverage ratio constitutes a minimum requirement for the most well-run banking organizations. See Note 19 in the financial statements at Item 8 of this report for a discussion about the Company's risk-based capital and leverage ratios.

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

Insurance of Deposits

The Bank's deposit accounts are insured up to applicable limits per depositor by the FDIC. The FDIC issues regulations and generally supervises the operations of its insured banks. This supervision and regulation is intended primarily for the protection of depositors, not shareholders.

As of December 31, 2006, the deposit insurance premium rate was $0.0124 per $100.00 in deposits. The FDIC is able to increase deposit insurance premiums as it sees fit every six months. This could result in a significant increase in the cost of doing business for the Bank in the future.

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

In addition, a downturn in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2006, approximately 80.2% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real estate collateral is located in California. If there is a significant decline in real estate values in California, the collateral for our loans will provide less security. Real estate values could also be affected by, among other things, earthquakes and national disasters particular to California. Any such downturn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

A failure to implement technological advances could negatively impact our business.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new Securities and Exchange Commission regulations, are creating uncertainty for publicly-traded companies such as TriCo. These laws, regulations and standards are subject to varying interpretations in many cases and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention. In particular, our efforts to comply with
Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding management's required assessment of its internal control over financial reporting and its external auditors' audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, the members of our board of directors, members of our audit or compensation and management succession committees, our chief executive officer, our chief financial officer and certain other executive officers could face an increased risk of personal liability in connection with the performance of their duties. It may also become more difficult and more expensive to obtain director and officer liability insurance. As a result, our ability to attract and retain executive officers and qualified board and committee members could be more difficult.

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

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of our senior management team of Messrs. Smith, O'Sullivan, Mastorakis, Hagstrom, Reddish, Carney, Miller and Rios, who have expertise in banking and experience in the California markets we serve and have targeted for future expansion. We also depend upon a number of other key executives who are California natives or are long-time residents and who are integral to implementing our business plan. The loss of the services of any one of our senior executive management team or other key executives could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

A substantial portion of our income is derived from the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. Although we have been successful in generating new loans and leases during 2006, the continuation of historically low long-term interest rate levels may cause additional refinancing of commercial real estate and 1-4 family residence loans, which may depress our loan volumes or cause rates on loans to decline. In addition, an increase in the general level of short-term interest rates on variable rate loans may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations or reduce the amount they wish to borrow. Additionally, as short-term market rates have risen over the past eighteen months, although we have increased the rates we paid on borrowings and other interest-bearing liabilities, we have not proportionally increased interest rates we paid on deposits. If short-term rates continue to rise, in order to retain existing deposit customers and attract new deposit customers we may need to increase rates we pay on deposit accounts. Because we have deferred increasing rates we paid on deposit accounts during a period of rising short-term market rates, we may need to accelerate the pace of rate increases on our deposit accounts as compared to the pace of future increases in short-term market rates. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business, financial condition, results of operations and cash flows

If we cannot attract deposits, our growth may be inhibited.

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

Since  we are a  holding  company  with no  significant  assets  other  than Tri
Counties Bank, we currently depend upon dividends from the Bank for a substantial portion of our revenues. Our ability to continue to pay dividends in the future will continue to depend in large part upon our receipt of dividends or other capital distributions from Tri Counties Bank. The ability of Tri Counties Bank to pay dividends or make other capital distributions to us is subject to the regulatory authority of the DFI. As of December 31, 2006, the Bank could have paid approximately $52.5 million in dividends without the prior approval of the Federal Reserve or the DFI. The amount that Tri Counties Bank may pay in dividends is further restricted due to the fact that the Bank must maintain a certain minimum amount of capital to be considered a "well capitalized" institution as further described under Item 1 - Capital Requirements in this report.

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

Our common stock is quoted on the NASDAQ Global Select Market and trading volumes have been modest. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market of our common stock. In addition, even if a more active market in our common stock develops, we cannot assure you that such a market will continue or that shareholders will be able to sell their shares.

If we fail to maintain an effective system of internal and disclosure control, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We continually review and analyze our internal control over financial reporting for Sarbanes-Oxley Section 404 compliance. As part of that process we may discover material weaknesses or significant deficiencies in our internal control as defined under standards adopted by the Public Company Accounting Oversight Board, or PCAOB, that require remediation. Under the PCAOB standards, a "material weakness" is a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A "significant deficiency" is a control deficiency or combination of control deficiencies, that adversely affect a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of a company's annual or interim financial statements that is more than inconsequential will not be prevented or detected.

As a result of weaknesses that may be identified in our internal control, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we discover weaknesses, we will make efforts to improve our internal and disclosure control. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with The NASDAQ Global Select Market. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

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

As of March 5, 2007, directors and executive officers beneficially owned approximately 20% of our common stock and our ESOP owned approximately 8%. Agreements with our senior management also provide for significant payments under certain circumstances following a change in control. These compensation arrangements, together with the common stock and option ownership of our board of directors and management, could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals of us that our directors and officers oppose.

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

We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2006, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $41,238,000. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company is engaged in the banking business through 54 offices in 22 counties in Northern and Central California including nine offices each in Butte and Shasta Counties, eight in Sacramento County, three each in Placer, Siskiyou, Stanislaus and Sutter Counties, two in Glenn County, and one each in Contra Costa, Del Norte, Fresno, Kern, Lake, Lassen, Madera, Mendocino, Merced, Nevada, Tehama, Tulare, Yolo and Yuba Counties. All offices are constructed and equipped to meet prescribed security requirements.

The Company owns 18 branch office locations and one administrative building and leases 36 branch office locations and 3 administrative facilities. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

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

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2006.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

The Company's common stock is traded on the NASDAQ Global Select Market System ("NASDAQ") under the symbol "TCBK." The following table shows the high and the low closing sale prices for the common stock for each quarter in the past two years, as reported by NASDAQ(1):

                 =============================================
                    2006:                High             Low
                 ---------------------------------------------
                 Fourth quarter         $27.90          $24.61
                 Third quarter          $27.38          $23.05
                 Second quarter         $28.32          $24.95
                 First quarter          $28.32          $22.39

                    2005:
                 Fourth quarter         $24.49          $21.00
                 Third quarter          $25.07          $20.84
                 Second quarter         $22.34          $19.07
                 First quarter          $23.40          $19.35
                 =============================================

As of March 5, 2007 there were approximately 1,716 shareholders of record of the Company's common stock. On March 5, 2007, the closing sales price was $23.56.

The Company has paid cash dividends on its common stock in every quarter since March 1990, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, financial condition and capital requirements of the Company and the Bank. As of December 31, 2006, $52,476,000 was available for payment of dividends by the Company to its shareholders, under applicable laws and regulations. The Company paid cash dividends of $0.12 per common share in each of the quarters ended December 31, 2006, September 30, 2006, June 30, 2006, March 31, 2006 and December 31, 2005, and $0.11 per common share in each of the quarters ended September 30, 2005, June 30, 2005 and March 31, 2005.

Equity Compensation Plans

The following table shows shares reserved for issuance for outstanding options, stock appreciation rights and warrants granted under our equity compensation plans as of December 31, 2006. All of our equity compensation plans have been approved by shareholders.

                                      (a)                                   (c) Number of securities
                              Number of securities           (b)             remaining available for
                               to be issued upon       Weighted average       issuance under equity
                                  exercise of         exercise price of         compensation plans
                              outstanding options,   outstanding options,     (excluding securities
Plan category                 warrants and rights    warrants and rights    reflected in column (a))
-----------------------------------------------------------------------------------------------------
Equity compensation plans
  not approved by shareholders             -                 N/A                            -
Equity compensation plans
  approved by shareholders         1,532,481               $12.57                     416,430
                              -----------------------------------------------------------------------
Total                              1,532,481               $12.57                     416,430


Performance Graph

The following graph presents the cumulative total yearly shareholder return from investing $100 on December 31, 2001, in each of TriCo Common Stock, The Russell 3000 Index and the SNL Western Bank Index. The SNL Western Bank Index compiled by SNL Financial includes banks located in California, Oregon, Washington, Montana, Hawaii and Alaska with market capitalization similar to TriCo's. The amounts shown assume that any dividends were reinvested. TriCo's stock is listed on The NASDAQ Global Select Market under the symbol "TCBK". The performance graph represents past performance and should not be considered to be an indication of future performance.

[GRAPHIC OMITTED][GRAPHIC OMITTED]

                                         Year ended December 31
                      ----------------------------------------------------------
Index                   2001      2002      2003      2004      2005      2006
--------------------------------------------------------------------------------
TriCo Bancshares       100.00    134.01    176.94    268.24    273.57    324.12
Russell 3000           100.00     78.46    102.83    115.11    122.16    141.35
SNL Western Bank       100.00    109.41    148.21    168.43    175.36    197.86

Stock Repurchase Plan

The Company adopted a stock repurchase plan on July 31, 2003, which was amended on March 11, 2004 for the repurchase of up to 500,000 shares of the Company's common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company's approximately 15,704,000 common shares outstanding as of July 31, 2003. This plan has no stated expiration date for the repurchases. As of December 31, 2006, the Company had purchased 374,371 shares under this plan as adjusted for the 2-for-1 stock split in the form of a common stock dividend effective April 30, 2004. The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth quarter of 2006:


Period         (a) Total number      (b) Average price   (c) Total number of   (d) Maximum number
               of Shares purchased   paid per share      shares purchased as   of shares that may yet
                                                         part of publicly      be purchased under the
                                                         announced plans or    plans or programs
                                                         programs
-----------------------------------------------------------------------------------------------------
Oct. 1-31, 2006          -                  -                    -                  125,629
Nov. 1-30, 2006          -                  -                    -                  125,629
Dec. 1-31, 2006          -                  -                    -                  125,629
-----------------------------------------------------------------------------------------------------
Total                    -                  -                    -                  125,629


ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in connection with our consolidated financial statements and the related notes located at Item 8 of this report.

                                                           TRICO BANCSHARES
                                                           Financial Summary
                                               (in thousands, except per share amounts)

=========================================================================================================
Year ended December 31,                        2006         2005         2004         2003         2002
---------------------------------------------------------------------------------------------------------
Interest income                             $120,323      $98,756      $84,932      $73,969      $64,696
Interest expense                              34,445       20,529       13,363       13,089       12,914
---------------------------------------------------------------------------------------------------------
Net interest income                           85,878       78,227       71,569       60,880       51,782
Provision for loan losses                      1,289        2,169        2,901        1,058        2,755
Noninterest income                            26,255       24,890       24,794       22,909       19,180
Noninterest expense                           66,726       62,110       60,828       55,719       46,016
---------------------------------------------------------------------------------------------------------
Income before income taxes                    44,118       38,838       32,634       27,012       22,191
Provision for income taxes                    17,288       15,167       12,452       10,124        8,122
---------------------------------------------------------------------------------------------------------
     Net income                               26,830      $23,671      $20,182      $16,888      $14,069
---------------------------------------------------------------------------------------------------------

Earnings per share2:
     Basic                                      $1.70       $1.51        $1.29        $1.11        $1.00
     Diluted                                     1.64        1.45         1.24         1.07         0.98
Per share2:
     Dividends paid                             $0.48       $0.45        $0.43        $0.40        $0.40
     Book value at December 31                  10.69        9.52         8.79         8.16         7.01
     Tangible book value at December 31          9.60        8.25         7.45         6.79         6.72

Average common shares outstanding2             15,812      15,708       15,660       15,282       14,038
Average diluted common shares outstanding2     16,383      16,331       16,270       15,757       14,386
Shares outstanding at December 31              15,857      15,708       15,723       15,668       14,122
At December 31:
Loans, net                                 $1,492,965   1,368,809   $1,158,442     $969,570     $673,836
Total assets                                1,919,966   1,841,275    1,627,506    1,469,638    1,145,265
Total deposits                              1,599,149   1,496,797    1,348,833    1,236,823    1,005,237
Debt financing and notes payable               39,911      31,390       28,152       22,887       22,924
Junior subordinated debt                       41,238      41,238       41,238       20,619            -
Shareholders' equity                          169,436     149,493      138,132      127,960       99,014

Financial Ratios:

For the year:
     Return on assets                          1.44%        1.38%        1.33%        1.27%         1.35%
     Return on equity                         16.61%       16.30%       15.20%       14.24%        15.03%
     Net interest margin1                      5.14%        5.14%        5.32%        5.23%         5.61%
Net loan losses to average loans               0.04%        0.04%        0.12%        0.34%         0.22%
     Efficiency ratio1                        58.99%       59.64%       62.46%       65.62%        63.73%
     Average equity to average assets          8.68%        8.49%        8.72%        8.91%         9.00%
At December 31:
     Equity to assets                          8.82%        8.12%        8.50%        8.71%        8.65%
     Total capital to risk-adjusted assets    11.44%       10.79%       11.86%       11.56%       11.97%
     Allowance for loan losses to loans        1.12%        1.17%        1.24%        1.31%        1.99%


(1) Fully taxable equivalent
(2) Per share figures retroactively adjusted to reflect 2-for-1 stock split in the form of a stock dividend effective April 30, 2004

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

The Company used the intrinsic value method to account for its stock option plans (in accordance with the provisions of Accounting Principles Board Opinion No. 25). Under this method, compensation expense is recognized for awards of options to purchase shares of common stock to employees under compensatory plans only if the fair market value of the stock at the option grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) permitted companies to continue using the intrinsic value method or to adopt a fair value based method to account for stock option plans. The fair value based method results in recognizing as expense over the vesting period the fair value of all stock-based awards on the date of grant. The Company elected to continue to use the intrinsic value method. In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim reporting period of the Company's fiscal year beginning after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company adopted SFAS 123R on January 1, 2006 using a modified version of prospective application ("modified prospective application"). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new grants and to grants modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of grants for which the requisite service has not been rendered (generally referring to non-vested grants) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier grants will be based on the same method and on the same grant-date fair values perviously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation.

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

Results of Operations

Net Income

Following is a summary of the Company's net income for the past three years (dollars in thousands, except per share amounts):
                                                  Year ended December 31,
------------------------------------------------------------------------------
Components of Net Income                       2006         2005        2004
                                            ----------------------------------
Net interest income *                        $86,857      $79,258     $72,589
Provision for loan losses                     (1,289)      (2,169)     (2,901)
Noninterest income                            26,255       24,890      24,794
Noninterest expense                          (66,726)     (62,110)    (60,828)
Taxes *                                      (18,267)     (16,198)    (13,472)
                                            ----------------------------------
Net income                                   $26,830      $23,671     $20,182
                                            ==================================
Net income per average fully-diluted share     $1.64        $1.45       $1.24
Net income as a percentage of average
     shareholders' equity                     16.61%       16.30%      15.20%
Net income as a percentage of average
     total assets                              1.44%        1.38%       1.33%
==============================================================================
* Fully tax-equivalent (FTE)

Earnings in 2006 increased  $3,159,000  (13.4%) from 2005.  Net interest  income
(FTE) grew  $7,599,000  (9.6%) due to a $146,430,000  (9.5%) increase in average earning assets while net interest margin was unchanged at 5.14%. The loan loss provision decreased $880,000 in 2006 from 2005, and noninterest income increased $1,365,000 (5.5%) while noninterest expense also increased $4,616,000 (7.4%).

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

The Company's return on average total assets was 1.44% in 2006 compared to 1.38% and 1.33% in 2005 and 2004, respectively. Return on average equity in 2006 was 16.61% compared to 16.30% and 15.20% in 2005 and 2004, respectively.

Net Interest Income

The Company's primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) increased $7,599,000 (9.6%) to $86,857,000 from 2005 to 2006. Net interest income (FTE) increased $6,669,000 (9.2%) from 2004 to $79,258,000 in 2005.

Following is a summary of the Company's net interest income for the past three years (dollars in thousands):

                                                  Year ended December 31,
------------------------------------------------------------------------------
Components of Net Interest Income              2006         2005        2004
                                            ----------------------------------
         Interest income                     $120,323     $98,756     $84,932
         Interest expense                     (34,445)    (20,529)    (13,363)
         FTE adjustment                           979       1,031       1,020
                                            ----------------------------------
         Net interest income (FTE)            $86,857     $79,258     $72,589
==============================================================================
         Net interest margin (FTE)              5.14%        5.14%       5.32%

Interest income (FTE) increased $21,515,000 (21.6%) from 2005 to 2006, the net effect of higher average balances of those assets and higher earning-asset yields. The total yield on earning assets increased from 6.47% in 2005 to 7.18% in 2006. The average yield on loans increased 69 basis points to 7.59% during 2006. The increase in average yield on interest-earning assets increased interest income (FTE) by $10,288,000, while the increase in average balances of interest-earning assets added $11,227,000 to interest income (FTE) during 2006.

Interest expense increased $13,916,000 (67.8%) in 2006 from 2005, due to a 0.91% increase in the average rate paid on interest-bearing liabilities to 2.61% and a $111,053,000 (9.2%) increase in the average balance of interest-bearing liabilities. The increase in the average rate paid on interest-bearing liabilities increased interest expense by $8,692,000 from 2005 to 2006, while the increase in average balances of interest-bearing liabilities increased interest expense by $5,224,000 in 2006.

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

Net Interest Margin

Following is a summary of the Company's net interest margin for the past three years:

                                                  Year ended December 31,
------------------------------------------------------------------------------
Components of Net Interest Margin              2006         2005        2004
                                            ----------------------------------
Yield on earning assets                        7.18%        6.47%       6.30%
Rate paid on interest-bearing liabilities      2.61%        1.70%       1.23%
                                            ----------------------------------
Net interest spread                            4.56%        4.76%       5.07%
Impact of all other net
   noninterest-bearing funds                   0.58%        0.38%       0.25%
                                            ----------------------------------
Net interest margin (FTE)                      5.14%        5.14%       5.32%
==============================================================================

During 2004, the Company was able to slightly improve its net interest margin by further decreasing rates paid on interest-bearing deposits even though short-term interest rates began to rise from their lows in mid-2004. During 2005, short-term interest rates continued to rise while long-term interest rates remained steady or decreased slightly. As a result the average yield the Company was able to earn on interest-earning assets did not increase as fast as the rate it paid on interest-bearing liabilities, thus decreasing net interest margin. During the first half of 2006, short-term interest rates continued to rise while long-term interest rates remained relatively stable. As a result the average yield the Company was able to earn on interest-earning assets did not increase as fast as the rate it paid on interest-bearing liabilities however, the positive impact of all other net noninterest-bearing funds resulted in no change in net interest margin (FTE) from the previous year.

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


                                                                   Year ended December 31, 2006
                                                         -----------------------------------------------
                                                                             Interest           Rates
                                                            Average           income/          earned/
                                                            balance           expense           paid
                                                         -----------------------------------------------
      Assets
      Loans                                               $1,447,163         $109,769           7.59%
      Investment securities - taxable                        206,989            8,749           4.23%
      Investment securities - nontaxable                      34,400            2,728           7.93%
      Federal funds sold                                       1,155               56           4.85%
                                                         ------------       ----------
      Total earning assets                                 1,689,707          121,302           7.18%
                                                                            ----------
      Other assets                                           171,343
                                                         ------------
           Total assets                                   $1,861,050
                                                         ============

      Liabilities and shareholders' equity
      Interest-bearing demand deposits                      $236,881              477           0.20%
      Savings deposits                                       395,744            3,556           0.90%
      Time deposits                                          527,019           21,427           4.07%
      Federal funds purchased                                 81,237            4,116           5.07%
      Other borrowings                                        35,131            1,667           4.75%
      Junior subordinated debt                                41,238            3,202           7.76%
                                                         ------------       ----------
             Total interest-bearing liabilities            1,317,250           34,445           2.61%
                                                                            ----------
      Noninterest-bearing demand                             352,617
      Other liabilities                                       29,641
      Shareholders' equity                                   161,542
                                                         ------------
             Total liabilities and shareholders' equity   $1,861,050
                                                         ============
      Net interest spread (1)                                                                   4.56%
      Net interest income and interest margin (2)                             $86,857           5.14%
                                                                             =========        ========


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


                                                           2006 over 2005                          2005 over 2004
                                            -----------------------------------------------------------------------------
                                                             Yield/                                 Yield/
                                              Volume          Rate       Total        Volume         Rate       Total
                                            -----------------------------------------------------------------------------
Increase (decrease) in                                                 (dollars in thousands)
  interest income:
    Loans                                    $13,489         $9,901     $23,390      $13,091         $651      13,742
    Investment securities                     (2,273)           367      (1,906)        (515)         601          86
    Federal funds sold                            11             20          31           (9)          16           7
                                            -----------------------------------------------------------------------------
      Total                                   11,227         10,288      21,515       12,567        1,268      13,835
                                            -----------------------------------------------------------------------------
Increase (decrease) in
  interest expense:
    Demand deposits (interest-bearing)           (14)            (1)        (15)          24           45          69
    Savings deposits                            (515)           636         121          (74)          65          (9)
    Time deposits                              4,450          6,002      10,452        1,978        2,693       4,671
    Federal funds purchased                    1,051          1,281       2,332          200        1,074       1,274
    Junior subordinated debt                       -            720         720          486          615       1,101
    Other borrowings                             252             54         306          243         (183)         60
                                            -----------------------------------------------------------------------------
      Total                                    5,224          8,692      13,916        2,857        4,309       7,166
                                            -----------------------------------------------------------------------------
Increase (decrease) in
  net interest income                         $6,003         $1,596      $7,599       $9,710      ($3,041)     $6,669
                                            =============================================================================

Provision for Loan Losses

In 2006, the Bank provided $1,289,000 for loan losses compared to $2,169,000 in 2005. Net loan charge-offs increased $133,000 (28.4%) to $601,000 during 2006. The 2006 charge-offs represented 0.04% of average loans outstanding versus 0.04% in 2005. Nonperforming loans net of government agency guarantees as a percentage of total loans were 0.30% and 0.21% at December 31, 2006 and 2005, respectively. The ratio of allowance for loan losses to nonperforming loans was 375% at the end of 2006 versus 548% at the end of 2005.

In 2005, the Company provided $2,169,000 for loan losses compared to $2,901,000 in 2004. Net loan charge-offs decreased $798,000 (63%) to $468,000 during 2005. The 2005 charge-offs represented 0.04% of average loans outstanding versus 0.12% in 2004. Nonperforming loans net of government agency guarantees as a percentage of total loans were 0.21% and 0.42% at December 31, 2005 and 2004, respectively. The ratio of allowance for loan losses to nonperforming loans was 548% at the end of 2005 versus 296% at the end of 2004.

Noninterest Income

The following table summarizes the Company's noninterest income for the past three years (dollars in thousands):

       -------------------------------------------------------------------------
                                                         Year ended December 31,
       Components of  Noninterest Income              2006       2005       2004
                                                   -----------------------------
       Service charges on deposit accounts         $14,461    $13,619   $13,239
       ATM fees and interchange                      3,581      3,139     2,652
       Other service fees                            2,167      2,055     1,939
       Amortization of mortgage servicing rights         -       (661)     (739)
       Change in value of mortgage servicing rights   (400)         -       600
       Gain on sale of loans                         1,224      1,679     1,659
       Commissions on sale of
           nondeposit investment products            1,946      2,242     2,327
       Increase in cash value of life insurance      1,767      1,507     1,499
       Other noninterest income                      1,509      1,310     1,618
                                                   -----------------------------
       Total noninterest income                    $26,255    $24,890   $24,794
      ==========================================================================

Noninterest income increased $1,365,000 (5.5%) to $26,255,000 in 2006. Service charges on deposit accounts were up $842,000 (6.2%) due to growth in number of customers. ATM fees and interchange, and other service fees were up $442,000 (14.1%) and $112,000 (5.5%) due to expansion of the Company's ATM network and customer base through de-novo branch expansion. Overall, mortgage banking activities, which includes amortization of mortgage servicing rights, mortgage servicing fees, change in value of mortgage servicing rights, and gain on sale of loans, accounted for $1,782,000 of noninterest income in the 2006 compared to $1,946,000 in 2005. The decreased contribution from mortgage banking activities is due to the continued slow pace of mortgage refinance activity. Commissions on sale of nondeposit investment products decreased $296,000 (13.2%) in 2006 due to lower demand for annuity products. Increase in cash value of life insurance increased $260,000 (17.3%) to $1,767,000 due to increased earning rates on the related life insurance policies.

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

Securities Transactions

During 2006 the Company recorded a gain of $12,000 from the sale of securities with a book value of $10,767,000. In addition, during 2006 the Company received proceeds from maturities of securities totaling $52,043,000, and used $896,000 to purchase securities.

During 2005 the Company had no sales of securities but received proceeds from maturities of securities totaling $58,755,000, and used $40,013,000 to purchase securities.

Noninterest Expense

The following table summarizes the Company's other noninterest expense for the past three years (dollars in thousands):

                                                  Year ended December 31,
       -------------------------------------------------------------------------
       Components of  Noninterest Expense         2006         2005         2004
                                                --------------------------------
       Salaries and benefits                    36,455      $33,926      $33,191
       Other noninterest expense:
         Equipment and data processing           5,926        5,783        5,315
         Occupancy                               4,450        4,041        3,926
         Advertising                             2,090        1,732        1,026
         ATM network charges                     1,839        1,644        1,322
         Professional fees                       1,652        1,247        2,481
         Telecommunications                      1,573        1,521        1,773
         Intangible amortization                 1,395        1,381        1,358
         Courier service                         1,308        1,151        1,057
         Postage                                 1,006          889          864
         Operational losses                        374          225          428
         Assessments                               326          312          297
         Change in reserve for unfunded commitments 36          281          649
         Net other real estate owned expense         -            -           11
         Other                                   8,296        7,977        7,130
                                               ---------------------------------
       Total other noninterest expenses         30,271       28,184       27,637
       -------------------------------------------------------------------------
       Total noninterest expense               $66,726      $62,110      $60,828
       =========================================================================
         Average full time equivalent staff        623          604          537
         Noninterest expense to revenue (FTE)   58.99%      59.64%        62.46%

Salary and benefit expenses increased $2,529,000 (7.5%) to $36,455,000 in 2006 compared to 2005. Base salaries increased $1,878,000 (9.0%) to $22,788,000 in 2006. The increase in base salaries was mainly due to an increase in average full time equivalent employees from 604 during 2005 to 623 during 2006, and annual salary increases. Incentive and commission related salary expenses decreased $420,000 (8.3%) to $4,633,000 in 2006. The decrease in incentive and commission expenses was due primarily to decreases in related income generation from gain on sale of loans, and commissions on sale of non-deposit investments products. Benefits expense, including retirement, medical and workers' compensation insurance, and taxes, increased $690,000 (8.7%) to $8,652,000 during 2006. Also, included in salaries and benefit expense in 2006 was $382,000 for expensing of employee stock options compared to no such expense in 2005.

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

Other noninterest expenses increased $2,087,000 (7.4%) to $30,271,000 in 2006. The increase was mainly due to new branches opened in 2005 and 2006, and inflation. The increase in professional fees was mainly due to increased audit expense and legal fees related to loan collection efforts.

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

Provision for Taxes

The effective tax rate on income was 39.2%, 39.1%, and 38.2% in 2006, 2005, and 2004, respectively. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $4,462,000, $3,993,000, and $3,008,000, respectively, in these years. Tax-exempt income of $1,749,000,
$1,778,000,  and  1,728,000,   respectively,  from  investment  securities,  and
$1,767,000,  $1,507,000,  and  $1,499,000,  respectively,  from increase in cash value of life insurance in these years helped to reduce the effective tax rate.

Financial Ratios

The following table shows the Company's key financial ratios for the past three years:

    Year ended December 31,                      2006          2005        2004
                                                --------------------------------
    Return on average total assets               1.44%         1.38%      1.33%
    Return on average shareholders' equity      16.61%        16.30%     15.20%
    Shareholders' equity to total assets         8.82%         8.12%      8.50%
    Common shareholders' dividend payout ratio  28.31%        29.88%     33.34%
    ============================================================================

Loans

The Bank concentrates its lending activities in four principal areas: commercial loans (including agricultural loans), consumer loans, real estate mortgage loans (residential and commercial loans and mortgage loans originated for sale), and real estate construction loans. At December 31, 2006, these four categories accounted for approximately 10%, 35%, 45%, and 10% of the Bank's loan portfolio, respectively, as compared to 10%, 37%, 45%, and 8%, at December 31, 2005. The relative stability of the percentages was primarily due to the Bank's ability to increase all loan categories during 2006. The interest rates charged for the loans made by the Bank vary with the degree of risk, the size and maturity of the loans, the borrower's relationship with the Bank and prevailing money market rates indicative of the Bank's cost of funds.

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

At December 31, 2006 loans, including net deferred loan costs, totaled $1,509,879,000 which was a 9.0% ($124,844,000) increase over the balances at the end of 2005. Demand for home equity loans and auto loans (both classified as consumer loans) was strong in the first three quarters of 2006. Residential and commercial real estate mortgage loan and construction loan activity was also strong in the first three quarters of 2006. Non-real estate secured commercial loan growth improved from 2005 levels. Agriculture related loan growth continued to be relatively weak in 2006. The average loan-to-deposit ratio in 2006 was 95.7% compared to 88.4% in 2005.

At December 31, 2005 loans, including net deferred loan costs, totaled $1,385,035,000 which was a 18.1% ($212,068,000) increase over the balances at the end of 2004. Demand for home equity loans and auto loans (both classified as consumer loans) were strong throughout 2005. Commercial real estate mortgage loan activity was strong in 2005. Commercial and agriculture related loan growth continued to be relatively weak in 2005, and competition for such loans was high. The average loan-to-deposit ratio in 2005 was 88.4% compared to 83.1% in 2004.

Loan Portfolio Composite

The following table shows the Company's loan balances, including net deferred loan costs, for the past five years:


                                                                            December 31,
(dollars in thousands)                           2006           2005            2004           2003           2002
                                             ------------------------------------------------------------------------
Commercial, financial and agricultural         $153,105        $143,175       $140,332       $142,252        $125,982
Consumer installment                            525,513         508,233        410,198        320,248         201,858
Real estate mortgage                            679,661         623,511        544,373        458,369         319,969
Real estate construction                        151,600         110,116         78,064         61,591          39,713
                                             ------------------------------------------------------------------------
    Total loans                              $1,509,879      $1,385,035     $1,172,967       $982,460        $687,522
                                            =========================================================================

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

The following is a summary of classified assets on the dates indicated (dollars in thousands):

                                At December 31, 2006        At December 31, 2005
                           -----------------------------------------------------
                             Gross  Guaranteed  Net      Gross  Guaranteed   Net
                           -----------------------------------------------------
Classified loans           $13,116   $6,514   $6,602    $13,086  $7,110   $5,976
Other classified assets          -        -        -          -       -        -
                           -----------------------------------------------------
Total classified assets    $13,116   $6,514   $6,602    $13,086  $7,110   $5,976
                           =====================================================

Allowance for loan losses/Classified loans    256.2%               271.5%

Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies at December 31, 2006, increased $626,000 (10.5%) to $6,602,000 from $5,976,000 at December 31, 2005.

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

Interest income on nonaccrual loans which would have been recognized during the year ended December 31, 2006, if all such loans had been current in accordance with their original terms, totaled $1,118,000. Interest income actually recognized on these loans in 2006 was $761,000.

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

The following tables set forth the amount of the Bank's nonperforming assets net
of  guarantees  of  the  U.S.   government,   including  its  agencies  and  its
government-sponsored agencies, as of the dates indicated:


                                                  December 31, 2006             December 31, 2005
                                              -------------------------    -------------------------
(dollars in thousands):                         Gross Guaranteed  Net       Gross Guaranteed   Net
                                              ------------------------------------------------------
Performing nonaccrual loans                   $10,255   $6,372   $3,883     $9,315  $6,933   $2,382
Nonperforming, nonaccrual loans                   561        -      561        579       -      579
                                              ------------------------------------------------------
      Total nonaccrual loans                    10,816    6,372    4,444      9,894   6,933    2,961
Loans 90 days past due and still accruing          68        -       68          -       -        -
                                              ------------------------------------------------------
      Total nonperforming loans                 10,884    6,372    4,512      9,894   6,933    2,961
Other real estate owned                             -        -        -          -       -        -
                                              ------------------------------------------------------
      Total nonperforming loans and OREO       $10,884   $6,372   $4,512     $9,894  $6,933   $2,961
                                              ======================================================

Nonperforming loans to total loans                               0.30%                        0.21%
Allowance for loan losses/nonperforming loans                     375%                        548%
Nonperforming assets to total assets                             0.24%                        0.16%

                                                  December 31, 2004             December 31, 2003
                                              -------------------------    -------------------------
(dollars in thousands):                         Gross Guaranteed  Net       Gross Guaranteed   Net
Performing nonaccrual loans                   $11,043   $7,442   $3,601    $10,997  $7,936   $3,061
Nonperforming, nonaccrual loans                 1,418      174    1,244      2,551   1,252    1,299
                                              ------------------------------------------------------
     Total nonaccrual loans                    12,461    7,616    4,845     13,548   9,188    4,360
Loans 90 days past due and still accruing          61        -       61         34       -       34
                                              ------------------------------------------------------
     Total nonperforming loans                 12,522    7,616    4,906     13,582   9,188    4,394
Other real estate owned                             -        -        -        932       -      932
                                              ------------------------------------------------------
     Total nonperforming loans and OREO       $12,522   $7,616   $4,906    $14,514   9,188   $5,326
                                              ======================================================

Nonperforming loans to total loans                               0.42%                        0.45%
Allowance for loan losses/nonperforming loans                     296%                        293%
Nonperforming assets to total assets                             0.30%                        0.36%


                                                  December 31, 2002
                                              -------------------------
(dollars in thousands):                         Gross Guaranteed  Net
                                              -------------------------
Performing nonaccrual loans                   $13,199   $8,432   $4,767
Nonperforming, nonaccrual loans                 4,091      718    3,373
                                              -------------------------
     Total nonaccrual loans                    17,290    9,150    8,140
Loans 90 days past due and still accruing          40        -       40
                                              -------------------------
     Total nonperforming loans                 17,330    9,150    8,180
Other real estate owned                           932        -      932
                                              -------------------------
     Total nonperforming loans and OREO       $18,262   $9,150   $9,112
                                              =========================

Nonperforming loans to total loans                               1.19%
Allowance for loan losses/nonperforming loans                     167%
Nonperforming assets to total assets                             0.80%

During 2006, nonperforming assets net of government guarantees increased $1,551,000 (52.4%) to $4,512,000. Nonperforming loans increased $1,551,000
(52.4%) to $4,512,000. The ratio of nonperforming loans to total loans at December 31, 2006 was 0.30% versus 0.21% at the end of 2005. Classifications of nonperforming loans as a percent of total loans at the end of 2006 were as follows: secured by real estate, 89%; loans to farmers, 1%; commercial loans, 1%; and consumer loans, 9%.

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

Specifically, in assessing how much environmental factor allowance needed to be provided at December 31, 2006, management considered the following:

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

The following table sets forth the Bank's allowance for loan losses as of the dates indicated:


                                                        December 31,
                               --------------------------------------------------------------
                                   2006        2005         2004        2003         2002
                               --------------------------------------------------------------
                                                    (dollars in thousands)
Specific allowance                 $894        $754         $820        $1,003       $5,299
Formula allowance                 8,957       8,582        7,015         6,106        4,912
Environmental factors allowance   7,063       6,890        6,690         5,781        3,475
                               --------------------------------------------------------------
    Total allowance             $16,914     $16,226      $14,525       $12,890      $13,686
                               ==============================================================
Allowance for loan losses
  to loans                         1.12%       1.17%        1.24%         1.31%        1.99%


Based on the current conditions of the loan portfolio, management believes that the $16,914,000 allowance for loan losses at December 31, 2006 is adequate to absorb probable losses inherent in the Bank's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes, for the years indicated, the activity in the allowance for loan losses:


                                                               December 31,
                                    -----------------------------------------------------------------
                                         2006        2005          2004         2003         2002
                                    -----------------------------------------------------------------
                                                          (dollars in thousands)

Balance, beginning of year              $16,226     $14,525      $12,890        $13,686     $12,412
Addition through merger                       -           -            -            928           -
Provision charged to operations           1,289       2,169        2,901          1,058       2,755
Loans charged off:
   Commercial, financial and agricultural  (162)       (220)        (901)        (1,142)       (668)
   Consumer installment                  (1,625)     (1,459)        (731)          (475)       (299)
   Real estate mortgage                      -           -            -          (2,136)       (819)
                                    -----------------------------------------------------------------
     Total loans charged-off             (1,787)     (1,679)      (1,632)        (3,753)     (1,786)
                                    -----------------------------------------------------------------
Recoveries:
   Commercial, financial and agricultural   269         396           70            206         197
   Consumer installment                     872         774          175             79          94
   Real estate mortgage                      45          41          121            686          14
                                    -----------------------------------------------------------------
    Total recoveries                      1,186       1,211          366            971         305
                                    -----------------------------------------------------------------
Net loans charged-off                      (601)       (468)      (1,266)        (2,782)     (1,481)
Balance, year end                       $16,914      16,226      $14,525        $12,890     $13,686
                                    =================================================================
Average total  loans                 $1,447,163  $1,251,699   $1,060,556      $827,673     $660,668
                                    -----------------------------------------------------------------
Ratios:
Net charge-offs during period to average
   loans outstanding during period        0.04%        0.04%        0.12%          0.34%       0.22%
Provision for loan losses to
   average loans outstanding              0.09%        0.17%        0.27%          0.13%       0.42%
Allowance to loans at year end            1.12%        1.17%        1.24%          1.31%       1.99%
                                    -----------------------------------------------------------------


The following tables summarize the allocation of the allowance for loan losses between loan types:

                                               December 31, 2006         December 31, 2005         December 31, 2004
                                           ------------------------- ------------------------  ------------------------
 (dollars in thousands)                                Percent of                Percent of                Percent of
                                                      loans in each             loans in each             loans in each
                                                       category to               category to               category to
                                            Amount     total loans    Amount     total loans    Amount     total loans
Balance at end of period applicable to:

Commercial, financial and agricultural      $1,806        10.2%       $1,930        10.3%        $2,180       11.9%
Consumer installment                         6,278        34.8%        6,099        36.7%         5,067       35.0%
Real estate mortgage                         7,222        45.0%        6,967        45.0%         6,366       46.4%
Real estate construction                     1,608        10.0%        1,230         8.0%           912        6.7%

                                          ---------     --------    ---------     --------    ---------     --------
                                           $16,914       100.0%      $16,226       100.0%      $14,525       100.0%
                                          =========     ========    =========     ========    =========     ========

                                                          December 31, 2003         December 31, 2002
                                                       -----------------------  -----------------------
 (dollars in thousands)                                             Percent of                Percent of
                                                                   loans in each             loans in each
                                                                    category to               category to
Balance at end of period applicable to:                  Amount     total loans    Amount     total loans
Commercial, financial and agricultural                    $2,634        14.5%         $6,664      18.4%
Consumer installment                                       3,946        32.5%          2,630      29.4%
Real estate mortgage                                       5,564        46.7%          3,908      46.4%
Real estate construction                                     746         6.3%            484       5.8%
                                                        ---------     --------    ---------     --------
                                                         $12,890       100.0%      $13,686       100.0%
                                                        =========     ========    =========     ========

Other Real Estate Owned

The other real estate owned (OREO) balance was $0 at both December 31, 2006 and 2005. OREO properties may consist of a mixture of land, single family residences, and commercial buildings.

Intangible Assets

At December 31, 2006 and 2005, the Bank had intangible assets totaling $17,185,000 and $19,926,000, respectively. The intangible assets resulted from the Bank's 1997 acquisitions of certain Wells Fargo branches and Sutter Buttes Savings Bank, the 2003 acquisition of North State National Bank, and an additional minimum pension liability related to the Company's supplemental retirement plans. Intangible assets at December 31, 2006 and 2005 were comprised of the following:
                                                              December 31,
                                                          2006             2005
                                                        ------------------------
                                                          (dollars in thousands)
Core-deposit intangible                                  $1,666           $3,061
Additional minimum pension liability                          -            1,346
Goodwill                                                 15,519           15,519
                                                        ------------------------
Total intangible assets                                 $17,185          $19,926
                                                        ========================

Amortization of core deposit intangible assets amounting to $1,395,000, $1,381,000, and $1,358,000, was recorded in 2006, 2005, and 2004, respectively.
Prior to the Company's adoption of SFAS 158 during the quarter ended December 31, 2006, the intangible asset related to minimum pension liability was adjusted annually based upon actuarial estimates. Upon the adoption of, and in accordance with, the provisions of SFAS 158, the intangible asset related to minimum pension liability was eliminated. See Note 1 and Note 14 in the consolidated financial statements at Item 8 of this report for further discussion of the impact of the adoption of SFAS 158.

Deposits

Deposits at December 31, 2006 increased $102,352,000 (6.8%) over the 2005 year-end balances to $1,599,149,000. Noninterest-bearing deposits and certificates of deposits increased in 2006 while all other categories of deposits decreased in 2006. Included in the December 31, 2006 certificate of deposit balances is $20,000,000 from the State of California. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank's request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally favorable to other wholesale funding sources available to the Bank.

Deposits at December 31, 2005 increased  $147,964,000  (11.0%) to $1,496,797,000 over 2004 year-end balances. All categories of deposits except savings increased in 2005. Included in the December 31, 2005 certificate of deposit balance is $20,000,000 from the State of California.

Long-Term Debt

The Company repaid $58,000 and $51,000 of long-term debt during 2006 and 2005, respectively. See Note 7 to the consolidated financial statements at Item 8 of this report for a discussion about the Company's other borrowings, including long-term debt.

Junior Subordinated Debt

See Note 8 to the consolidated financial statements at Item 8 of this report for a discussion about the Company's issuance of junior subordinated debt during 2006 and 2005.

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

Interest Rate Risk Simulation of Net Interest Income and Net Income as of December 31, 2006

                              Estimated Change in            Estimated Change in
     Change in Interest     Net Interest Income (NII)          Net Income (NI)
     Rates (Basis Points)    (as % of "flat" NII)            (as % of "flat" NI)
     +300 (ramp)                      (0.97%)                       (1.79%)
     +200 (ramp)                      (0.72%)                       (1.33%)
     +100 (ramp)                      (0.50%)                       (0.92%)
     +  0 (flat)                          -                             -
     -100 (ramp)                      (0.66%)                       (1.22%)
     -200 (ramp)                      (1.42%)                       (2.61%)
     -300 (ramp)                      (2.41%)                       (4.43%)

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

The following table summarizes the effect on market value of equity due to changing interest rates as measured against a flat rate (no change) scenario:

Interest Rate Risk Simulation of Market Value of Equity as of December 31, 2006

                                               Estimated Change in
     Change in Interest                   Market Value of Equity (MVE)
     Rates (Basis Points)                     (as % of "flat" MVE)
     +300 (shock)                                    (4.66%)
     +200 (shock)                                    (3.28%)
     +100 (shock)                                    (1.65%)
     +   0 (flat)                                         -
     -100 (shock)                                     0.97%
     -200 (shock)                                     1.23%
     -300 (shock)                                     0.75%

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

The following interest rate sensitivity table shows the Bank's repricing gaps as of December 31, 2006. In this table transaction deposits, which may be repriced at will by the Bank, have been included in the less than 3-month category. The inclusion of all of the transaction deposits in the less than 3-month repricing category causes the Bank to appear liability sensitive. Because the Bank may reprice its transaction deposits at will, transaction deposits may or may not reprice immediately with changes in interest rates. In recent years of moderate interest rate changes the Bank's earnings have reacted as though the gap
position  is  slightly   asset   sensitive   mainly  because  the  magnitude  of
interest-bearing liability repricing has been less than the magnitude of interest-earning asset repricing. This difference in the magnitude of asset and liability repricing is mainly due to the Bank's strong core deposit base, which although they may be repriced within three months, historically, the timing of their repricing has been longer than three months and the magnitude of their repricing has been minimal.

Due to the limitations of gap analysis, as described above, the Bank does not actively use gap analysis in managing interest rate risk. Instead, the Bank relies on the more sophisticated interest rate risk simulation model described above as its primary tool in measuring and managing interest rate risk.


Interest Rate Sensitivity - December 31, 2006
                                                                          Repricing within:
                                          -------------------------------------------------------------------------------
(dollars in thousands)                    Less than 3          3 - 6           6 - 12            1 - 5            Over
                                            months            months           months            years           5 years
                                          -------------------------------------------------------------------------------
Interest-earning  assets:
    Federal funds sold                          $794             $  --            $  --             $  --           $  --
    Securities                                20,148            18,414           40,314            91,715          27,770
    Loans                                    617,694            69,395          101,594           532,629         188,567
                                          -------------------------------------------------------------------------------
Total interest-earning assets               $638,636           $87,809         $141,908          $624,344        $216,337
                                          -------------------------------------------------------------------------------
Interest-bearing liabilities
    Transaction deposits                    $605,282             $  --            $  --             $  --           $  --
    Time                                     237,002           192,474          104,104            40,252              10
    Federal funds purchased                   38,000                 -                -                 -               -
    Other borrowings                          17,193                17               37            22,664
    Junior subordinated debt                  41,238                 -                -                 -               -
                                          -------------------------------------------------------------------------------
Total interest-bearing liabilities          $938,715          $192,491         $104,141           $62,916             $10
                                          -------------------------------------------------------------------------------
Interest sensitivity gap                   ($300,079)        ($104,682)         $37,767          $561,428        $216,327
Cumulative sensitivity gap                 ($300,079)        ($404,761)       ($366,994)         $194,434        $410,761
As a percentage of earning assets:
 Interest sensitivity gap                     (17.56%)           (6.13%)           2.21%            32.85%          12.66%
 Cumulative sensitivity gap                   (17.56%)          (23.68%)         (21.47%)           11.38%          24.03%


Liquidity

Liquidity refers to the Bank's ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet. Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Consolidated Statement of Cash Flows. Net cash used by investing activities totaled approximately $68,013,000 in 2006. Increased loan balances were responsible for the major use of funds in this category.

Liquidity is generated from liabilities through deposit growth and short-term borrowings. These activities are included under financing activities in the Consolidated Statement of Cash Flows. In 2006, financing activities provided funds totaling $45,015,000. Internal deposit growth provided funds amounting to $102,352,000. The Bank also had available correspondent banking lines of credit totaling $50,000,000 at year-end 2006. In addition, at December 31, 2006, the Company had loans and securities available to pledge towards future borrowings from the Federal Home Loan Bank of up to $337,769,000. As of December 31, 2006, the Company had $39,911,000 of long-term debt and other borrowings as described in Note 7 of the consolidated financial statements of the Company and the related notes at Item 8 of this report. While these sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided or used through the results of operating activities. In 2006, operating activities provided cash of $33,073,000.

The Bank classifies its entire investment portfolio as available for sale (AFS). The AFS securities plus cash and cash equivalents in excess of reserve requirements totaled $294,192,000 at December 31, 2006, which was 15.3% of total assets at that time. This was down from $342,422,000 and 18.6% at the end of 2005.

The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in the following table. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available. The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank's option. At December 31, 2006, 2005 and 2004, the Bank had $20,000,000 of these State deposits.

Certificates of Deposit in Denominations of $100,000 or More

                                             Amounts as of December 31,
                                     ------------------------------------
(dollars in thousands)                   2006         2005           2004
                                     ------------------------------------
Time remaining until maturity:
Less than 3 months                   $125,088       $83,280       $57,500
3 months to 6 months                   77,585        43,125        13,910
6 months to 12 months                  37,171        30,416        17,581
More than 12 months                    14,306        38,958        40,415
                                     ------------------------------------
  Total                              $254,150      $195,779      $129,406
                                     ====================================

Loan demand also affects the Bank's liquidity position. The following table presents the maturities of loans, net of deferred loan costs, at December 31, 2006:


                                                                                 After
                                                                                One But
                                                               Within           Within            After 5
                                                              One Year          5 Years            Years            Total
                                                             ---------------------------------------------------------------
                                                                                  (dollars in thousands)
Loans with predetermined interest rates:
  Commercial, financial and agricultural                        $20,271          $33,690            $2,425          $56,386
  Consumer installment                                           44,311          128,890            90,216          263,417
  Real estate mortgage                                          122,958           72,527            77,539          273,024
  Real estate construction                                       43,442            4,054             9,081           56,577
                                                             ---------------------------------------------------------------
                                                               $230,982         $239,161          $179,261         $649,404
                                                             ---------------------------------------------------------------
Loans with floating interest rates:
  Commercial, financial and agricultural                        $69,092          $26,445            $1,183          $96,720
  Consumer installment                                          262,095                -                 -          262,095
  Real estate mortgage                                           36,439           75,334           294,865          406,638
  Real estate construction                                       56,333           18,704            19,985           95,022
                                                              --------------------------------------------------------------
                                                               $423,959         $120,483          $316,033         $860,475
                                                              --------------------------------------------------------------
     Total loans                                               $654,941         $359,644          $495,294       $1,509,879
                                                              ==============================================================


The maturity distribution and yields of the investment portfolio at December 31, 2006 is presented in the following table. The timing of the maturities indicated in the table below is based on final contractual maturities. Most mortgage-backed securities return principal throughout their contractual lives. As such, the weighted average life of mortgage-backed securities based on outstanding principal balance is usually significantly shorter than the final contractual maturity indicated below. At December 31, 2006, the Bank had no held-to-maturity securities.


                                                       After One Year   After Five Years
                                          Within         but Through       but Through        After Ten
                                         One Year        Five Years         Ten Years           Years             Total
                                      ------------------------------------------------------------------------------------
                                       Amount  Yield     Amount Yield     Amount  Yield     Amount  Yield    Amount  Yield
                                      ------------------------------------------------------------------------------------
Securities Available-for-Sale                                        (dollars in thousands)
------------------------------
Obligations of US government
  corporations and agencies            $4,985   5.00%   $1,862  5.31%   $139,487  3.94%  $17,794  5.68%    $164,128  4.18%
Obligations of states and
  political subdivisions                    -   -        1,018  6.72%     13,460  8.54%   18,755  7.46%      33,233  7.88%
Corporate bonds                             -   -            -  -              -  -        1,000  6.86%       1,000  6.86%
--------------------------------------------------------------------------------------------------------------------------
Total securities available-for-sale    $4,985   5.00%   $2,880  5.81%   $152,947  4.35%  $37,549  6.60%     $198,361 4.81%
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

Off-Balance Sheet Items

The Bank has certain ongoing commitments under operating and capital leases. See
Note 5 of the financial statements at Item 8 of this report for the terms. These commitments do not significantly impact operating results. As of December 31, 2006 commitments to extend credit and commitments related to the Bank's deposit overdraft privilege product were the Bank's only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $623,133,000 and $626,490,000 at December 31, 2006 and 2005, respectively, and represent 41.3% of the total loans outstanding at year-end 2006 versus 45.2% at December 31, 2005. Commitments related to the Bank's deposit overdraft privilege product totaled $33,290,000 and $35,002,000 at December 31, 2006 and 2005, respectively.

Certain Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of December 31, 2006:


                                                              Less than        1-3          3-5       More than
(dollars in thousands)                             Total      one year        years        years       5 years
                                                 ----------------------------------------------------------------
Federal funds purchased                            $38,000      $38,000            -            -            -
FHLB loan, fixed rate of 5.41%
   payable on April 7, 2008, callable
   in its entirety by FHLB on a quarterly
   basis beginning April 7, 2003                    20,000            -       20,000            -            -
FHLB loan, fixed rate of 5.35%
   payable on December 9, 2008                       1,500            -        1,500            -            -
FHLB loan, fixed rate of 5.77%
   payable on February 23, 2009                      1,000            -        1,000            -            -
Capital lease obligation on premises,
   effective rate of 13% payable
   monthly in varying amounts
   through December 1, 2009                            235            -          235            -            -
Other collateralized borrowings,
   fixed rate of  3.82% payable on January 2, 2007  17,176       17,176            -            -            -
Junior subordinated debt, adjustable rate
   of three-month LIBOR plus 3.05%,
   callable in whole or in part by the
   Company on a quarterly basis beginning
   October 7, 2008, matures October 7, 2033         20,619            -            -            -       20,619
Junior subordinated debt, adjustable rate
   of three-month LIBOR plus 2.55%,
   callable in whole or in part by the
   Company on a quarterly basis beginning
   July 23, 2009, matures July 23, 2034             20,619            -            -            -       20,619
Operating lease obligations                          6,727        1,755        2,900        1,474          598
Deferred compensation(1)                             1,199          240          470          377          112
Supplemental retirement plans(1)                     4,543          524        1,024          975        2,020
                                                 ----------------------------------------------------------------
Total contractual obligations                     $131,618      $57,695      $27,129       $2,826      $43,968
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Market Risk Management" under Item 7 of this report which is incorporated herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
                                                                      Page

  Consolidated Balance Sheets as of December 31, 2006 and 2005          42
  Consolidated Statements of Income for
      the years ended December 31, 2006, 2005, and 2004                 43
  Consolidated Statements of Changes in Shareholders' Equity
      for the years ended December 31, 2006, 2005, and 2004             44
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2006, 2005, and 2004                                  45
  Notes to Consolidated Financial Statements                            46
  Management's Report of Internal Control over Financial Reporting      73
  Independent Registered Public Accounting Firm's Reports               74

                                TRICO BANCSHARES
                           CONSOLIDATED BALANCE SHEETS


                                                         At December 31,
                                                     2006               2005
                                               ---------------------------------
                                               (in thousands, except share data)
     Assets:
     Cash and due from banks                           $102,220      $90,562
     Federal funds sold                                     794        2,377
                                               ---------------------------------
     Cash and cash equivalents                          103,014       92,939
     Securities available-for-sale                      198,361      260,278
     Federal Home Loan Bank stock, at cost                8,320        7,602
     Loans, net of allowance for loan losses
        of $16,914 and $16,226                        1,492,965    1,368,809
     Foreclosed assets, net of allowance for losses
        of $180 and $180                                      -            -
     Premises and equipment, net                         21,830       21,291
     Cash value of life insurance                        43,536       41,768
     Accrued interest receivable                          8,727        7,641
     Goodwill                                            15,519       15,519
     Other intangible assets, net                         1,666        4,407
     Other assets                                        26,028       21,021
                                               ---------------------------------
        Total assets                                 $1,919,966   $1,841,275
                                               =================================
     Liabilities and Shareholders' Equity:
     Liabilities:
     Deposits:
        Noninterest-bearing demand                     $420,025     $368,412
        Interest-bearing                              1,179,124    1,128,385
                                                --------------------------------
     Total deposits                                   1,599,149    1,496,797
     Federal funds purchased                             38,000       96,800
     Accrued interest payable                             7,548        4,506
     Reserve for unfunded commitments                     1,849        1,813
     Other liabilities                                   22,835       19,238
     Other borrowings                                    39,911       31,390
     Junior subordinated debt                            41,238       41,238
                                                --------------------------------
        Total liabilities                             1,750,530    1,691,782
                                                --------------------------------
     Commitments and contingencies (Notes 5, 9, 14 and 16)
     Shareholders' equity:
     Common stock, no par value: 50,000,000 shares authorized;
        issued and outstanding:
        15,857,207 at December 31, 2006                 73,739
        15,707,835 at December 31, 2005                               71,412
        Retained earnings                              100,218        81,906
        Accumulated other comprehensive loss, net       (4,521)       (3,825)
                                                --------------------------------
        Total shareholders' equity                     169,436       149,493
                                                --------------------------------
     Total liabilities and shareholders' equity     $1,919,966    $1,841,275
                                                ================================

The accompanying notes are an integral part of these consolidated financial statements.


                                            TRICO BANCSHARES
                                   CONSOLIDATED STATEMENTS OF INCOME

                                                                          Years ended December 31,
                                                                 ------------------------------------------
                                                                     2006           2005           2004
                                                                 ------------------------------------------
                                                                    (in thousands, except per share data)
Interest and dividend income:
  Loans, including fees                                              $109,769         $86,379   $72,637
  Debt securities:
    Taxable                                                             8,373          10,268    10,312
    Tax exempt                                                          1,749           1,778     1,728
  Dividends                                                               376             306       237
  Federal funds sold                                                       56              25        18
                                                                 ------------------------------------------
    Total interest and dividend income                                120,323          98,756    84,932
                                                                 ------------------------------------------
Interest expense:
  Deposits                                                             25,460          14,902    10,171
  Federal funds purchased                                               4,116           1,784       510
  Other borrowings                                                      1,667           1,361     1,301
  Junior subordinated debt                                              3,202           2,482     1,381
                                                                 ------------------------------------------
    Total interest expense                                             34,445          20,529    13,363
                                                                 ------------------------------------------
Net interest income                                                    85,878          78,227    71,569

Provision for loan losses                                               1,289           2,169     2,901
                                                                 ------------------------------------------
Net interest income after provision for loan losses                    84,589          76,058    68,668
                                                                 ------------------------------------------
Noninterest income:
  Service charges and fees                                             19,809          18,152    17,691
  Gain on sale of loans                                                 1,224           1,679     1,659
  Commissions on sale of non-deposit investment products                1,946           2,242     2,327
  Increase in cash value of life insurance                              1,767           1,507     1,499
  Other                                                                 1,509           1,310     1,618
                                                                 ------------------------------------------
    Total noninterest income                                           26,255          24,890    24,794
                                                                 ------------------------------------------
Noninterest expense:
    Salaries and related benefits                                      36,455          33,926    33,191
    Other                                                              30,271          28,184    27,637
                                                                 ------------------------------------------
    Total noninterest expense                                          66,726          62,110    60,828
                                                                 ------------------------------------------
Income before income taxes                                             44,118          38,838    32,634
                                                                 ------------------------------------------
Provision for income taxes                                             17,288          15,167    12,452
                                                                 ------------------------------------------
Net income                                                            $26,830         $23,671   $20,182
                                                                 ==========================================
Earnings per share:
     Basic                                                              $1.70           $1.51     $1.29
     Diluted                                                            $1.64           $1.45     $1.24

The accompanying notes are an integral part of these consolidated financial statements.



                                TRICO BANCSHARES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years Ended December 31, 2006, 2005 and 2004

                                                                              Accumulated
                                             Shares of                           Other
                                               Common     Common   Retained  Comprehensive
                                                Stock      Stock   Earnings  (Loss) Income   Total
                                          -----------------------------------------------------------
                                                        (in thousands, except share data)

Balance at December 31, 2003              15,668,248     $69,767     $56,379      $1,814    $127,960
Comprehensive income:
  Net income                                                          20,182                  20,182
  Change in net unrealized gain on
    Securities available for sale, net                                            (1,936)     (1,936)
  Change in minimum pension liability, net                                          (230)       (230)
                                                                                             -------
    Total comprehensive income                                                                18,016
Stock options exercised                      222,669       1,348                               1,348
Tax benefit of stock options exercised                       330                                 330
Repurchase of common stock                  (167,600)       (746)     (2,047)                 (2,793)
Dividends paid ($0.43 per share)                                      (6,729)                 (6,729)
                                          -----------------------------------------------------------
Balance at December 31, 2004              15,723,317     $70,699     $67,785       ($352)   $138,132
Comprehensive income:
  Net income                                                          23,671                  23,671
  Change in net unrealized loss on
    Securities available for sale, net                                            (3,336)     (3,336)
  Change in minimum pension liability, net                                          (137)       (137)
                                                                                             -------
    Total comprehensive income                                                                20,198
Stock options exercised                      136,289         972                                 972
Tax benefit of stock options exercised                       425                                 425
Repurchase of common stock                  (151,771)       (684)     (2,477)                 (3,161)
Dividends paid ($0.45 per share)                                      (7,073)                 (7,073)
                                          -----------------------------------------------------------
Balance at December 31, 2005              15,707,835     $71,412     $81,906     ($3,825)   $149,493
Comprehensive income:
  Net income                                                          26,830                  26,830
  Change in net unrealized loss on
    Securities available for sale, net                                               519         519
                                                                                             --------
    Total comprehensive income                                                                27,349
Adjustment to initially apply FASB
  Statement No. 158, net of tax                                                   (1,215)     (1,215)
Stock option vesting                                         662                                 662
Stock options exercised                      190,287       1,646                               1,646
Tax benefit of stock options exercised                       205                                 205
Repurchase of common stock                   (40,915)       (186)       (923)                 (1,109)
Dividends paid ($0.48 per share)                                      (7,595)                 (7,595)
                                          -----------------------------------------------------------
Balance at December 31, 2006              15,857,207      73,739    $100,218     ($4,521)   $169,436
                                          ===========================================================

Share and per share data for all periods have been adjusted to reflect the 2-for-1 stock split paid on April 30, 2004. The accompanying notes are an integral part of these consolidated financial statements.


                                                 TRICO BANCSHARES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                              Years Ended December 31,
                                                                ----------------------------------------------------
                                                                     2006               2005                2004
                                                                ----------------------------------------------------
                                                                                   (in thousands)
Operating activities:
   Net income                                                     $26,830             $23,671            $20,182
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation of premises and equipment, and amortization     3,710               3,821              3,402
       Amortization of intangible assets                            1,395               1,381              1,358
       Provision for loan losses                                    1,289               2,169              2,901
       Amortization of investment securities premium, net             898               1,236              1,845
       Gain on sale of investments                                    (12)                  -                  -
       Originations of loans for resale                           (69,707)            (76,542)           (88,158)
       Proceeds from sale of loans originated for resale           70,257              77,398             89,015
       Gain on sale of loans                                       (1,224)             (1,679)            (1,659)
       Amortization of mortgage servicing rights                        -                 661                739
       Change in market value of mortgage servicing rights           (400)                  -               (600)
       Loss (gain) on sale of fixed assets                             28                  94                (23)
       Gain on sale of foreclosed assets                                -                   -               (566)
       Increase in cash value of life insurance                    (1,767)             (1,507)            (1,499)
       Stock option vesting expense                                   662                   -                  -
       Deferred income tax benefit                                 (1,679)             (2,223)            (1,130)
       Change in:
         Interest receivable                                       (1,086)             (1,168)              (446)
         Interest payable                                           3,042               1,225                643
         Other assets and liabilities, net                            837               1,382              3,459
                                                                ----------------------------------------------------
         Net cash provided by operating activities                 33,073              29,919             29,463
                                                                ----------------------------------------------------
Investing activities:
   Proceeds from maturities of securities available-for-sale       52,043              58,755             79,442
   Proceeds from sale of securities available-for-sale             10,779                   -                  -
   Purchases of securities available-for-sale                        (896)            (40,013)           (59,091)
   Purchase of Federal Home Loan Bank stock                          (718)               (821)            (1,997)
   Loan originations and principal collections, net              (125,445)           (212,536)          (192,992)
Proceeds from sale of premises and equipment                            5                  24                545
   Purchases of premises and equipment                             (3,781)             (4,766)            (3,753)
   Proceeds from sale of foreclosed assets                              -                   -              1,490
   Investment in subsidiary                                             -                   -               (619)
                                                                ----------------------------------------------------
         Net cash used by investing activities                    (68,013)           (199,357)          (176,975)
                                                                ---------------------------------------------------
Financing activities:
   Net increase in deposits                                       102,352             147,964            112,010
   Net change in federal funds purchased                          (58,800)             50,400              6,900
   Payments of principal on long-term other borrowings                (58)                (51)               (43)
   Net change in short-term other borrowings                        8,579               3,289              5,308
   Issuance of junior subordinated debt                                 -                   -             20,619
   Repurchase of common stock                                           -              (3,161)            (2,793)
   Dividends paid                                                  (7,595)             (7,073)            (6,729)
   Exercise of stock options                                          537                 972              1,348
                                                                ---------------------------------------------------
         Net cash provided by financing activities                 45,015             192,340            136,620
                                                                ---------------------------------------------------
Net change in cash and cash equivalents                            10,075              22,902            (10,892)
                                                                ---------------------------------------------------
Cash and cash equivalents and beginning of year                    92,939              70,037             80,929
                                                                ---------------------------------------------------
Cash and cash equivalents at end of year                         $103,014             $92,939            $70,037
                                                                ===================================================
Supplemental disclosure of noncash activities:
   Unrealized loss on securities available for sale                  $895             ($5,757)           ($3,263)
Supplemental disclosure of cash flow activity:
   Cash paid for interest expense                                  31,403              19,304             12,720
   Cash paid for income taxes                                      19,825              16,215             14,630
   Income tax benefit from stock option exercises                     205                 425                330


The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

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

Investment Securities
The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. In 2006 and 2005, the Company did not have any securities classified as either held-to-maturity or trading.

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

Loans Held for  Sale
Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors of current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. At December 31, 2006 and 2005, the Company's balance of loans held for sale was immaterial.

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

Based on the current conditions of the loan portfolio, Management believes that the allowance for loan losses and the reserve for unfunded commitments, which collectively stand at $18,763,000 at December 31, 2006, are adequate to absorb probable losses inherent in the Company's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

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

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

                                           Years ended December 31,
                                          -------------------------
                                               2006         2005
                                          -------------------------
Mortgage servicing rights:
Balance at beginning of period               $3,638        $3,476
Additions                                       674           823
Amortization                                      -          (661)
Change in fair value                           (400)            -
                                          -------------------------
Balance at end of period                     $3,912        $3,638
                                          =========================
Servicing fees received                        $957          $928
Balance of loans serviced at:
  Beginning of period                      $373,163      $368,435
  End of period                            $389,636      $373,163
Weighted-average prepayment speed (CPR)        12.7%         11.1%
Discount rate                                  10.0%         10.0%


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

The following table summarizes the Company's goodwill intangible as of December 31, 2006 and 2005.

                            December 31,                            December 31,
 (Dollar in Thousands)         2005       Additions   Reductions        2006
                            ----------------------------------------------------
 Goodwill                     $15,519         -            -           $15,519
                            ====================================================

The following table summarizes the Company's core deposit intangibles as of December 31, 2006 and 2005.

                               December 31,                         December 31,
 (Dollar in Thousands)            2005      Additions   Reductions     2006
                               -------------------------------------------------
 Core deposit intangibles       $13,643        -            -          $13,643
 Accumulated amortization       (10,582)       -        ($1,395)       (11,977)
                               -------------------------------------------------
 Core deposit intangibles, net   $3,061        -        ($1,395)        $1,666
                               =================================================

Core deposit intangibles are amortized over their expected useful lives. Such lives are periodically reassessed to determine if any amortization period adjustments are indicated. The following table summarizes the Company's estimated core deposit intangible amortization for each of the five succeeding years:

                                          Estimated Core Deposit
                                          Intangible Amortization
            Years Ended                    (Dollar in thousands)
            -----------                   -----------------------
               2007                                 $490
               2008                                 $523
               2009                                 $328
               2010                                 $260
               2011                                  $65
            Thereafter                                 -

The  following  table  summarizes  the  Company's   minimum  pension   liability
intangible as of December 31, 2006 and 2005.

                                December 31,                       December 31,
 (Dollar in Thousands)                2005   Additions  Reductions    2006
                                -----------------------------------------------
 Minimum pension liability           $1,346      -        (1,346)        -
   intangible                   ===============================================

Prior to the Company's adoption of SFAS 158 during the quarter ended December 31, 2006, the intangible asset related to minimum pension liability was adjusted annually based upon actuarial estimates. Upon the adoption of, and in accordance with, the provisions of SFAS 158, the intangible asset related to minimum pension liability was eliminated. For further discussion of the impact of SFAS 158 see "Recent Accounting Pronouncements" below and Note 14.

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

Stock-Based Compensation
On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), using the modified-prospective transition method. Under this transition method, compensation cost recognized during the year ended December 31, 2006 includes:
(a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value and related service period estimates in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value and related service periods estimated in accordance with the provisions of SFAS 123R. Under the provisions of the modified-prospective transition method, results for the years ended December 31, 2005 and 2004 have not been restated. Historically, stock options are the only type of share-based award granted by the Company.

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

The Company did not recognize any gain or loss resulting from the cumulative effect of a change in accounting principle upon adoption of SFAS 123R on January 1, 2006. Based on the stock-based compensation awards outstanding as of December 31, 2005, for which the requisite service was not fully rendered prior to January 1, 2006, and any subsequent option grants as of December 31, 2006, the Company expects to recognize total pre-tax compensation cost of approximately $1,608,000 related to outstanding stock option grants, of which $662,000 was recognized in the year ended December 31, 2006, in accordance with the accounting requirements of SFAS 123R. The after-tax effect of adopting SFAS 123R was a reduction of net income of $455,000 and $0, and a reduction in diluted earnings per share of $0.03 and $0, for the years ended December 31, 2006 and 2005, respectively. Future levels of compensation cost recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption SFAS 123R.

Had compensation cost for the Company's option plans been determined in accordance with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share amounts)                 2005        2004
Net income                                As reported   $23,671    $20,182
                                            Pro forma   $23,267    $19,710
Basic earnings per share                  As reported    $1.51       $1.29
                                            Pro forma    $1.48       $1.26
Diluted earnings per share                As reported    $1.45       $1.24
                                            Pro forma    $1.42       $1.21
Stock-based employee compensation
  cost, net of related tax effects,       As reported       $0          $0
  included in net income                    Pro forma     $404        $472

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

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

Earnings per share have been computed based on the following:

                                                    Years ended December 31,
                                                 -------------------------------
                                                   2006       2005      2004
                                                 -------------------------------
                                                        (in thousands)
Net income                                       $26,830    $23,671    $20,182

Average number of common shares outstanding       15,812     15,708     15,660
Effect of dilutive stock options                     571        623        610
Average number of common shares outstanding      -------------------------------
  used to calculate diluted earnings per share    16,383     16,331     16,270
                                                 ===============================

There were no options excluded from the computation of diluted earnings per share for the years ended December 31, 2006, 2005, and 2004, respectively, because the effect of these options was antidilutive.

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

The components of other comprehensive income and related tax effects are as follows:

                                                                                         Years Ended December 31,
                                                                               -------------------------------------------
                                                                                  2006             2005            2004
                                                                               -------------------------------------------
                                                                                              (in thousands)
Unrealized holding gains (losses) on available-for-sale securities                $895          ($5,757)        ($3,263)
Tax effect                                                                        (376)           2,421           1,327
                                                                               -------------------------------------------
    Unrealized holding gains (losses) on available-for-sale securities,            519           (3,336)         (1,936)
      net of tax                                                               -------------------------------------------

Change in minimum pension liability                                                  -             (292)           (385)
Tax effect                                                                           -              155             155
                                                                               -------------------------------------------
   Change in minimum pension liability, net of tax                                   -             (137)           (230)
                                                                               -------------------------------------------
                                                                                   519          ($3,473)        ($2,166)
                                                                               ===========================================


In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement of Financial Accounting Standards in No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). SFAS 158 became effective for the Company on December 31, 2006. The Company was required to recognize the funded status of its defined benefit post-retirement plans in its consolidated financial statements for the year ended December 31, 2006, and recorded a corresponding reduction of $1,215,000 (after tax) to the December 31, 2006 balance of accumulated other comprehensive loss in shareholders' equity. The impact of the adoption of SFAS 158 is included in the amounts in the table below related to minimum pension liability. See "Recent Accounting Pronouncements" below and Note 14 for further discussion of the impact of the adoption of SFAS
158. shareholders' equity, are as follows:


                                                                                         December 31,
                                                                                  ---------------------------
                                                                                     2006             2005
                                                                                  ---------------------------
                                                                                        (in thousands)
Net unrealized losses on available-for-sale securities                            ($3,855)         ($4,750)
Tax effect                                                                          1,621            1,997
                                                                                  ---------------------------
    Unrealized holding losses on available-for-sale securities, net of tax         (2,234)          (2,753)
                                                                                  ---------------------------

Minimum pension liability                                                          (3,946)          (1,851)
Tax effect                                                                          1,659              779
                                                                                  ---------------------------
   Minimum pension liability, net of tax                                           (2,287)          (1,072)
                                                                                  ---------------------------
Accumulated other comprehensive loss                                              ($4,521)         ($3,825)
                                                                                  ===========================

Recent  Accounting  Pronouncements
In December  2004,  the FASB  issued  FASB  Statement  of  Financial  Accounting
Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim reporting period of the Company's fiscal year beginning after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company adopted SFAS 123R on January 1, 2006 using a modified version of prospective application ("modified prospective application"). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new grants and to grants modified, repurchased, or cancelled after January 1, 2006.
Additionally, compensation cost for the portion of grants for which the requisite service has not been rendered (generally referring to non-vested grants) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier grants will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation.

The Company did not recognize any gain or loss resulting from the cumulative effect of a change in accounting principle upon adoption of SFAS 123R on January 1, 2006. Based on the stock-based compensation awards outstanding as of December 31, 2005, for which the requisite service was not fully rendered prior to January 1, 2006, and any subsequent option grants as of December 31, 2006, the Company expects to recognize total pre-tax compensation cost of approximately $1,608,000 related to outstanding stock option grants, of which $662,000 was recognized in the year ended December 31, 2006, in accordance with the accounting requirements of SFAS 123R. The after-tax effect of adopting SFAS 123R was a reduction of net income of $455,000 and $0, and a reduction in diluted earnings per share of $0.03 and $0, for the years ended December 31, 2006 and 2005, respectively. Future levels of compensation cost recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption SFAS 123R.

In May 2005, the FASB issued FASB Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. SFAS 154 carries forward the guidance in APB Opinion 20, Accounting Changes, requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. The adoption of SFAS 154 on January 1, 2006 had no impact on the Company's consolidated financial statements.

In February 2006, the FASB issued FASB Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140 (SFAS 155). SFAS 155 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation,
(iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company on January 1, 2007 and is not expected to have a significant impact on the Company's consolidated financial statements.

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

In September 2006, the FASB issued FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's consolidated financial statements.

In September 2006, the FASB issued FASB Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132(R) (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other postretirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. The Company was required to recognize the funded status of its defined benefit post-retirement benefit plans in its consolidated financial statements for the year ended December 31, 2006. The Company had previously recognized the funded status of its Executive and Director Supplemental Retirement plans in prior consolidated financial statements. The
Company has no other defined benefit post-retirement benefit plans. The requirement to measure plan assets and benefit obligations as of the date of the year-end statement of financial position is effective for the Company's consolidated financial statements beginning with the fiscal year ended after December 15, 2008. The Company currently uses December 31 as the measurement date for its defined benefit post-retirement benefit plans.

In February 2007, the FASB issued FASB Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. FIN 48 was effective for the Company on January 1, 2007 and did not have a significant impact on the Company's consolidated financial statements.

In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of a Prior Year Misstatements When Quantifying Misstatements in Current Year Financial
Statements  (SAB  108).  SAB  108  addresses  how  the  effects  of  prior  year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 will be applicable to all financial statements issued by the Company after November 15, 2006. The implementation of this bulletin did not have a significant impact on the Company's consolidated financial statements for the year ended December 31, 2006.

Reclassifications
Certain amounts previously reported in the 2005 and 2004 financial statements have been reclassified to conform to the 2006 presentation. These reclassifications did not affect previously reported net income or total shareholders' equity.

Note 2 - Restricted Cash Balances

Reserves (in the form of deposits with the Federal Reserve Bank) of $7,183,000 and $10,795,000 were maintained to satisfy Federal regulatory requirements at December 31, 2006 and 2005. These reserves are included in cash and due from banks in the accompanying balance sheets.

Note 3 - Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:



                                                                                  December 31, 2006
                                                           ---------------------------------------------------------------
                                                                               Gross            Gross         Estimated
                                                           Amortized        Unrealized       Unrealized         Fair
                                                             Cost              Gains           Losses           Value
                                                           ---------------------------------------------------------------
Securities Available-for-Sale                                                      (in thousands)
-----------------------------

Obligations of U.S. government corporations and agencies       $168,581             $240           ($4,693)      $164,128
Obligations of states and political subdivisions                 32,635              628               (30)        33,233
Corporate debt securities                                         1,000                -                 -          1,000
                                                           ---------------------------------------------------------------

    Total securities available-for-sale                        $202,216             $868           ($4,723)      $198,361
                                                           ===============================================================

                                                                                     December 31, 2005
                                                           ---------------------------------------------------------------
                                                                                  Gross            Gross         Estimated
                                                              Amortized        Unrealized       Unrealized         Fair
                                                                Cost              Gains           Losses           Value
                                                           ---------------------------------------------------------------
Securities Available-for-Sale                                                         (in thousands)
-----------------------------

Obligations of U.S. government corporations and agencies       $214,781             $495           ($6,443)      $208,833
Obligations of states and political subdivision                  36,484            1,283               (18)        37,749
Corporate debt securities                                        13,763              116              (183)        13,696
                                                           ---------------------------------------------------------------
    Total securities available-for-sale                        $265,028           $1,894           ($6,644)      $260,278
                                                           ===============================================================

The amortized cost and estimated fair value of debt securities at December 31, 2006 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2006, obligations of U.S. government corporations and agencies with a cost basis totaling $168,581,000 consist almost entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S.
government corporations and agencies is categorized based on final maturity date. At December 31, 2006, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 2.5 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.


                                                                     Estimated
                                                Amortized              Fair
                                                  Cost                 Value
                                               ---------------------------------
                                                         (in thousands)
Investment Securities
--------------------
Due in one year                                   $5,000               $4,985
Due after one year through five years              2,870                2,880
Due after five years through ten years           157,083              152,947
Due after ten years                               37,263               37,549
                                               ---------------------------------
Totals                                          $202,216             $198,361
                                               =================================

Proceeds from sales of investment securities were as follows:

                              Gross             Gross             Gross
For the Year                Proceeds            Gains            Losses
------------------------------------------------------------------------
                                           (in thousands)

     2006                   $10,779              $107              ($95)
     2005                        --                --               --
     2004                        --                --               --

Investment securities with an aggregate carrying value of $160,436,000 and $171,921,000 at December 31, 2006 and 2005, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:


                                                 Less than 12 months     12 months or more           Total
                                               ----------------------- ---------------------  --------------------
                                                 Fair     Unrealized      Fair    Unrealized    Fair    Unrealized
                                                 Value       Loss         Value      Loss       Value      Loss
December 31, 2006                              -------------------------------------------------------------------
Securities Available-for-Sale:                                             (in thousands)
Obligations of U.S. government
   corporations and agencies                    $3,697      ($16)      $147,372   ($4,677)    $151,069   ($4,693)
                                                 1,646       (11)         1,260       (19)       2,906       (30)
Corporate debt securities                            -         -              -         -            -         -
                                               ------------------------------------------------------------------
Total securities available-for-sale             $5,343      ($27)      $148,632   ($4,696)    $153,975   ($4,723)
                                               ==================================================================


                                                 Less than 12 months     12 months or more           Total
                                               ----------------------- ---------------------  --------------------
                                                 Fair     Unrealized      Fair    Unrealized    Fair    Unrealized
                                                 Value       Loss         Value      Loss       Value      Loss
December 31, 2005                              -------------------------------------------------------------------
Securities Available-for-Sale:                                             (in thousands)
Obligations of U.S. government
   corporations and agencies                    71,953   ($1,828)      $114,511   ($4,615)    $186,464   ($6,443)
                                                 2,130       (18)            --        --        2,130       (18)
Corporate debt securities                           --        --          6,746      (183)       6,746      (183)
                                               ------------------------------------------------------------------
Total securities available-for-sale             $74,083  ($1,846)   $121,257      ($4,798)    $195,340   ($6,644)
                                               ==================================================================


Obligations of U.S. government corporations and agencies: The unrealized losses on investments in obligations of U.S. government corporations and agencies were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. At December 31, 2006, 58 debt securities representing obligations of U.S. government corporations and agencies had unrealized losses with aggregate depreciation of 3.0% from the Company's amortized cost basis.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by interest rate increases. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. At December 31, 2006, 3 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 1.0% from the Company's amortized cost basis.

Note 4 - Loans

A summary of the balances of loans follows:
                                                      December 31,
                                              --------------------------
                                                  2006           2005
                                              --------------------------
                                                     (in thousands)
Mortgage loans on real estate:
   Residential 1-4 family                       $111,459        $98,960
   Commercial                                    571,628        527,937
                                              --------------------------
     Total mortgage loan on real estate          683,087        626,897
                                              --------------------------
Consumer:
   Home equity lines of credit                   282,099        283,574
   Home equity loans                              92,242         85,695
   Auto Indirect                                 131,716        119,640
   Other                                          14,927         14,246
                                              --------------------------
     Total consumer loans                        520,984        503,155
                                              --------------------------
Commercial                                       153,054        143,267
                                              --------------------------
Construction:
   Residential 1-4 family                         38,821         31,356
   Other construction                            113,518         79,641
                                              --------------------------
     Total construction                          152,339        110,997
                                              --------------------------
Total loans                                    1,509,464      1,384,316
                                              --------------------------
Less:  Allowance for loan losses                 (16,914)       (16,226)
       Net deferred loan costs                       415            719
                                              --------------------------
Total loans, net                              $1,492,965     $1,368,809
                                              ==========================

Loans with an aggregate carrying value of $460,387,000 and $434,985,000 at December 31, 2006 and 2005, respectively, were pledged as collateral for specific borrowings and lines of credit.

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (dollars in thousands):

                                                Years Ended December 31,
                                         ---------------------------------------
                                            2006          2005           2004
                                         ---------------------------------------
     Allowance for loan losses:
     Balance at beginning of year         $16,226       $14,525         $12,890
     Addition through merger                    -             -               -
     Provision for loan losses              1,289         2,169           2,901
     Loans charged off                     (1,787)       (1,679)         (1,632)
     Recoveries of previously
       charged-off loans                    1,186         1,211             366
                                         ---------------------------------------
       Net charge-offs                       (601)         (468)         (1,266)
                                        ----------------------------------------
     Balance at end of year               $16,914       $16,226         $14,525
                                        ========================================

     Reserve for unfunded commitments:
     Balance at beginning of year          $1,813        $1,532            $883
     Provision for losses -
       Unfunded commitments                    36           281             649
                                        ----------------------------------------
     Balance at end of year                $1,849        $1,813          $1,532
                                        ========================================

     Balance at end of year:
     Allowance for loan losses            $16,914       $16,226         $14,525
     Reserve for unfunded commitments       1,849         1,813           1,532
                                        ----------------------------------------
     Allowance for losses                 $18,763       $18,039         $16,057
                                        ========================================

     As a percentage of total loans:
     Allowance for loan losses               1.12%         1.17%          1.24%
     Reserve for unfunded commitments        0.12%         0.13%          0.13%
                                        ----------------------------------------
     Allowance for losses                    1.24%         1.30%          1.37%
                                        ========================================

Loans classified as nonaccrual, net of guarantees of the U.S. government, including its agencies and its government-sponsored agencies, amounted to approximately $4,444,000, $2,961,000 and $4,845,000 at December 31, 2006, 2005,
and 2004, respectively. These nonaccrual loans were classified as impaired and are included in the recorded balance in impaired loans for the respective years shown below. If interest on those loans had been accrued, such income would have been approximately $357,000, $957,000 and $1,231,000 in 2006, 2005 and 2004,
respectively. Loans 90 days past due and still accruing, net of guarantees of the U.S. government, including its agencies and its government-sponsored agencies, amounted to approximately $68,000, $0 and $61,000 at December 31, 2006, 2005, and 2004, respectively.

As of December 31, the Company's recorded investment in impaired loans, net of guarantees of the U.S. government, and the related valuation allowance were as follows (in thousands):

                                                           2006
                                        ----------------------------------------
                                            Recorded                 Valuation
                                           Investment                Allowance
                                        ----------------------------------------
Impaired loans -
  Valuation allowance required                $4,444                    $883
  No valuation allowance required                 --                      --
                                        ----------------------------------------
    Total impaired loans                      $4,444                    $883
                                        ========================================

                                                           2005
                                        ----------------------------------------
                                            Recorded                 Valuation
                                           Investment                Allowance
                                        ----------------------------------------
Impaired loans -
  Valuation allowance required                $2,961                    $717
  No valuation allowance required                 --                      --
                                        ----------------------------------------
    Total impaired loans                      $2,961                    $717
                                        ========================================

This valuation allowance is included in the allowance for loan losses shown above for the respective year. The average recorded investment in impaired loans was $3,703,000, $3,903,000 and $4,603,000 for the years ended December 31, 2006,
2005 and 2004, respectively. The Company recognized interest income on impaired loans of $761,000, $736,000 and $965,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 5 - Premises and Equipment

Premises and equipment were comprised of:
                                                  December 31,
                                        ---------------------------------
                                         2006                     2005
                                        ---------------------------------
                                                 (in thousands)
Premises                                $18,183                 $17,349
Furniture and equipment                  22,915                  21,234
                                        ---------------------------------
                                         41,098                  38,583
Less:  Accumulated depreciation         (23,088)                (21,084)
                                        ---------------------------------
                                         18,010                  17,499
Land and land improvements                3,820                   3,792
                                        ---------------------------------
                                        $21,830                 $21,291
                                        =================================

Depreciation of premises and equipment amounted to $3,209,000, $3,210,000 and $2,899,000 in 2006, 2005, and 2004, respectively.

The Company leases one building for which the lease is accounted for as a capital lease. The cost basis of the building under this capital lease is $831,000 with accumulated depreciation of $745,000 and $717,000 at December 31, 2006 and 2005, respectively. The cost basis and accumulated depreciation of this building under capital lease are recorded in the balance of premises and equipment. Depreciation related to this building under capital lease is included in the depreciation of premises and equipment noted above.

At December 31, 2006, future minimum commitments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:

                                           Capital              Operating
                                           Leases                Leases
                                          --------------------------------
                                                   (in thousands)
2007                                           $94               $1,755
2008                                            95                1,558
2009                                            96                1,342
2010                                             -                1,008
2011                                             -                  466
Thereafter                                       -                  598
                                          -------------------------------
Future minimum lease payments                  285               $6,727
Less amount representing interest               50               ========
                                          ---------
Present value of future lease payments        $235
                                          =========

Rent expense under operating leases was $2,175,000 in 2006, $1,855,000 in 2005, and $1,644,000 in 2004.

Note 6 - Deposits

A summary of the balances of deposits follows:
                                                       December 31,
                                              ---------------------------
                                                   2006           2005
                                              ---------------------------
                                                      (in thousands)

Noninterest-bearing demand                       $420,025       $368,412
Interest-bearing demand                           230,671        244,193
Savings                                           374,611        438,177
Time certificates, $100,000 and over              254,150        195,779
Other time certificates                           319,692        250,236
                                              ---------------------------
   Total deposits                              $1,599,149     $1,496,797
                                              ===========================

Certificate of deposit balances of $20,000,000 from the State of California were included in time certificates, $100,000 and over, at December 31, 2006 and 2005. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank's request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally favorable to other wholesale funding sources available to the Bank.

Overdrawn deposit balances of $1,336,000 and $1,201,000 were classified as consumer loans at December 31, 2006 and 2005, respectively.

At December 31, 2006, the scheduled maturities of time deposits were as follows (in thousands):
                                       Scheduled
                                      Maturities
2007                                    $533,580
2008                                      24,325
2009                                      10,897
2010                                       2,645
2011                                       2,385
Thereafter                                    10
                                      -----------
   Total                                $573,842
                                      ===========

Note 7 - Other Borrowings

A summary of the balances of other borrowings follows:


                                                                                             December 31,
                                                                                     ---------------------------
                                                                                         2006           2005
                                                                                     ---------------------------
                                                                                            (in thousands)

FHLB loan, fixed rate of 5.41% payable on April 7, 2008, callable
  in its entirety by FHLB on a quarterly basis beginning April 7, 2003                $20,000           $20,000
FHLB loan, fixed rate of 5.35% payable on December 9, 2008                              1,500             1,500
FHLB loan, fixed rate of 5.77% payable on February 23, 2009                             1,000             1,000
Capital lease obligation on premises, effective rate of 13% payable
  monthly in varying amounts through December 1, 2009                                     235               293
Other collateralized borrowings, fixed rate of 3.82% payable on January 2, 2007        17,176             8,597
                                                                                     ---------------------------
Total other borrowings                                                                $39,911           $31,390
                                                                                     ===========================

The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at December 31, 2006, this line provided for maximum borrowings of $398,269,000 of which
$60,500,000 was outstanding, leaving $337,769,000 available. The total of borrowings from the FHLB at December 31, 2006 consists of the $22,500,000 described in the table above, and $38,000,000 of borrowings that mature overnight and are classified as federal funds purchased.

At December 31, 2006, the Company had $17,176,000 of other collateralized borrowings. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company.

The Company maintains a collateralized line of credit with the Federal Reserve Bank of San Francisco. Based on the collateral pledged at December 31, 2006, this line provided for maximum borrowings of $9,200,000 of which $0 was outstanding, leaving $9,200,000 available.

The Company has available unused correspondent banking lines of credit from commercial banks totaling $50,000,000 for federal funds transactions at December 31, 2006.

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

As a result of the adoption of FIN 46R, the Company deconsolidated TriCo Capital Trust I as of and for year ended December 31, 2003. The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust I were reflected as junior subordinated debt in the consolidated balance sheets at December 31, 2005 and 2004. The common stock issued by TriCo Capital Trust I was recorded in other assets in the consolidated balance sheets at December 31, 2006 and 2005.

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

The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust II were reflected as junior subordinated debt in the consolidated balance sheets at December 31, 2006 and 2005. The common stock issued by TriCo Capital Trust II was recorded in other assets in the consolidated balance sheets at December 31, 2006 and 2005.

The debentures issued by TriCo Capital Trust I and TriCo Capital Trust II, less the common securities of TriCo Capital Trust I and TriCo Capital Trust II, continue to qualify as Tier 1 or Tier 2 capital under interim guidance issued by the Board of Governors of the Federal Reserve System (Federal Reserve Board).

Note 9 - Commitments and Contingencies (See also Notes 5 and 16)

The Company has entered into employment agreements or change of control agreements with certain officers of the Company providing severance payments to the officers in the event of a change in control of the Company and termination for other than cause or after a substantial and material change in the officer's title, compensation or responsibilities.

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

Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $8,995,000, $11,190,000 and $3,075,000 in 2006, 2005 and 2004, respectively. The
Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Financial Institutions. California banking laws limit the Bank's ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this regulation, at December 31, 2006, the Bank may pay dividends of $52,476,000. .

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

Stock Repurchase Plan
On March 11, 2004, the Board of Directors of TriCo Bancshares approved an increase in the maximum number of shares to be repurchased under the Company's stock repurchase plan originally announced on July 31, 2003 from 250,000 to 500,000 effective on April 9, 2004, solely to conform with the two-for-one stock split noted above. The 250,000 shares originally authorized for repurchase under this plan represented approximately 3.2% of the Company's approximately 7,852,000 common shares outstanding as of July 31, 2003. This plan has no stated expiration date for the repurchases, which may occur from time to time as market conditions allow. As of December 31, 2006, the Company repurchased 374,371 shares under this plan as adjusted for the 2-for-1 stock split paid on April 30, 2004, which leaves 125,629 shares available for repurchase under the plan.

Note 11 - Stock Options

In May 2001, the Company adopted the TriCo Bancshares 2001 Stock Option Plan (2001 Plan) covering officers, employees, directors of, and consultants to, the Company. Under the 2001 Plan, the option price cannot be less than the fair market value of the Common Stock at the date of grant except in the case of substitute options. Options for the 2001 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 2001 Plan are determined individually for each grant.

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

As of December 31, 2006, options for the purchase of 416,430 and 0 common shares remained available for grant under the 2001 and 1995 Plans, respectively. Stock option activity is summarized in the following table:


                                                                        Weighted      Weighted
                                                                         Average       Average
                                   Number           Option Price        Exercise     Fair Value
                                  Of Shares           Per Share           Price       of Grants
                                                                         Average       Average
Outstanding at
   December 31, 2003             1,648,696       $1.59   to  $13.33       $8.94
     Options granted               235,520      $17.38   to  $17.40      $17.38         $3.15
     Options exercised            (222,669)      $1.59   to  $13.33       $6.06
Outstanding at
   December 31, 2004             1,661,547       $2.62   to  $17.40      $10.52
     Options granted               112,000      $19.35   to  $20.58      $19.87         $4.30
     Options exercised            (136,289)      $2.62   to  $17.40       $7.14
     Options forfeited                (496)      $5.65   to   $5.65       $5.65
Outstanding at
   December 31, 2005             1,636,762       $5.65   to  $20.58      $11.44
   Options granted                  87,000      $24.46   to  $25.91      $25.16         $8.50
     Options exercised            (190,287)      $6.13   to  $17.40       $8.66
     Options forfeited                (994)     $11.80   to  $11.80      $11.80
Outstanding at
   December 31, 2006             1,532,481       $5.65   to  $25.91      $12.57


During the year ended December 31, 2006, the intrinsic value of options exercised and the fair value of options that vested were $3,446,000 and $662,000, respectively. The fair value of options granted during the year ended December 31, 2006 was based on the following average expectations: term of 7.1 years, volatility of 32.6%, annual rate of quarterly dividends of 1.91%, and a discount rate of 4.86%.

During the year ended December 31, 2005, the intrinsic value of options exercised and the fair value of options that vested were $1,984,000 and $675,000, respectively. The fair value of options granted during the year ended December 31, 2005 was based on the following average expectations: term of 6.5 years, volatility of 21.2%, annual rate of quarterly dividends of 2.22%, and a discount rate of 3.90%.

The total intrinsic value of stock options exercised during the year ended December 31, 2006 was $3,446,000 for which no compensation costs were previously recognized nor tax benefits recognized in equity upon issuance. Cash received from the exercise of stock options during the year ended December 31, 2006 totaled $537,000. In addition, 40,915 shares of the Company's common stock with market value of $1,109,000 were tendered by optionees and repurchased at market value by the Company, in lieu of cash, to exercise options during the year ended December 31, 2006 as permitted by the Company's option plans.

The following table shows the number, weighted-average exercise price, and the weighted average remaining contractual life of options outstanding, and the number and weighted-average exercise price of options exercisable as of December 31, 2006 by range of exercise price:


                                          Outstanding Options                            Exercisable Options
                            ------------------------------------------------        -----------------------------
                                                            Weighted-Average
       Range of                         Weighted-Average       Remaining                         Weighted-Average
    Exercise Price          Number       Exercise Price     Contractual Life         Number       Exercise Price
           $4-$6                 448            $5.65               3.25                448            $5.65
          $8-$10             695,940            $8.25               3.99            695,940            $8.25
         $10-$12              40,000           $11.72               5.94             32,000           $11.72
         $12-$14             373,000           $12.72               6.41            295,000           $12.69
         $16-$18              24,093           $17.38               7.16            147,485           $17.38
         $18-$20              65,000           $19.35               8.15             26,000           $19.35
         $20-$22              47,000           $20.58               8.39             44,000           $20.58
         $24-$26              87,000           $25.16               9.52                  -                      -

The following table shows the number, weighted-average exercise price, intrinsic value, weighted average remaining contractual life, average remaining vesting period, and remaining compensation cost to be recognized over the remaining vesting period of options exercisable, options not yet exercisable and total options outstanding as of December 31, 2006:
                                             Currently  Currently Not   Total
                                            Exercisable  Exercisable Outstanding
(dollars in thousands except exercise price)
Number of options                            1,240,873    291,608      1,532,481
Weighted average exercise price                 $11.15     $18.62         $12.57
Intrinsic value                                $19,932     $2,505        $22,437
Weighted average remaining contractual            5.23       7.78           5.72
  term (yrs.)

The 291,608 options that are not currently exercisable as of December 31, 2006 are expected to vest, on a weighted-average basis, over the next 1.42 years, and the Company is expected to recognize $946,000 of pre-tax compensation costs related to these options as they vest.

Note 12 - Other Noninterest Income and Expenses

The components of other noninterest income were as follows (in thousands):

                                                   Years Ended December 31,
                                           2006          2005          2004
                                        -------------------------------------
Sale of customer checks                    $210          $218         $227
Gain on sale of foreclosed assets            --            --          566
Lease brokerage income                      247           301          227
Commission rebates                          653           498          206
Other                                       399           293          392
                                        ------------------------------------
     Total other noninterest income       $1,509        $1,310      $1,618
                                        =====================================

Mortgage loan servicing fees, net of amortization of mortgage loan servicing rights, totaling $558,000, $267,000, and $189,000 were recorded in service charges and fees noninterest income for the years ended December 31, 2006, 2005, and 2004, respectively.

The components of other noninterest expense were as follows (in thousands):

                                                   Years Ended December 31,
                                               2006         2005        2004
                                          ------------------------------------
Equipment and data processing                $5,926       $5,783       $5,315
Occupancy                                     4,450        4,041        3,926
Advertising                                   2,090        1,732        1,026
ATM network charges                           1,839        1,644        1,322
Telecommunications                            1,573        1,521        1,773
Intangible amortization                       1,395        1,381        1,358
Professional fees                             1,652        1,247        2,481
Courier service                               1,308        1,151        1,057
Postage                                       1,006          889          864
Assessments                                     326          312          297
Change in reserve for unfunded commitments       36          281          649
Operational losses                              374          225          428
Net foreclosed assets expense                     -            -           11
Other                                         8,296        7,977        7,130
                                          ------------------------------------
     Total other noninterest expense        $30,271      $28,184      $27,637
                                          ====================================

Note 13 - Income Taxes

The components of consolidated income tax expense are as follows:

                          --------------------------------------------
                            2006             2005              2004
                          --------------------------------------------
                                          (in thousands)
Current tax expense
     Federal               $14,155           $12,937          $10,234
     State                   4,812             4,453            3,348
                          --------------------------------------------
                            18,967            17,390           13,582
                          --------------------------------------------
Deferred tax benefit
     Federal                (1,329)           (1,763)            (790)
     State                    (350)             (460)            (340)
                            (1,679)           (2,223)          (1,130)
                          --------------------------------------------
Total tax expense          $17,288           $15,167          $12,452
                          ============================================

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense for financial and tax reporting purposes. The net change during the year in the deferred tax asset or liability results in a deferred tax expense or benefit.

Taxes recorded directly to shareholders' equity are not included in the preceding table. These taxes (benefits) relating to changes in minimum pension liability amounting to ($880,000) in 2006, ($155,000) in 2005, and ($155,000) in
2004, unrealized gains and losses on available-for-sale investment securities amounting to $376,000 in 2006, ($2,421,000) in 2005, and ($1,327,000) in 2004,
and benefits related to employee stock options of ($205,000) in 2006, ($425,000) in 2005, ($330,000) in 2004, were recorded directly to shareholders' equity.

The temporary differences, tax effected, which give rise to the Company's net deferred tax asset recorded in other assets are as follows as of December 31 for the years indicated:

                                                 2006              2005
                                               --------------------------
Deferred tax assets:                                 (in thousands)
  Allowance for losses                          $7,889            $7,538
  Deferred compensation                          3,442             3,060
  Accrued pension liability                      2,705             2,330
  Unrealized loss on securities                  1,621             1,997
  State taxes                                    1,651             1,474
  Intangible amortization                        1,324             1,238
  Additional minimum pension liability           1,659               778
  Stock option expense                             207                 -
  Nonaccrual interest                              150               402
  OREO write downs                                  76                76
  Capital lease                                     63                 -
                                               --------------------------
    Total deferred tax assets                   20,787            18,893


Deferred tax liabilities:
  Depreciation                                    (860)           (1,205)
  Core deposit premium                            (700)             (904)
  Securities income                               (947)             (789)
  Merger related fixed asset valuations           (379)             (379)
  Securities accretion                            (146)             (179)
  Mortgage servicing rights valuation             (110)                -
  Capital lease                                      -               (75)
  Other, net                                      (317)             (218)
                                               ---------------------------
   Total deferred tax liability                 (3,459)           (3,749)
                                               ---------------------------
Net deferred tax asset                         $17,328           $15,144
                                               ===========================

The Company believes that a valuation allowance is not needed to reduce the deferred tax assets as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The provisions for income taxes applicable to income before taxes for the years ended December 31, 2006, 2005 and 2004 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

                                                       Years Ended December 31,
                                                    ----------------------------
                                                     2006        2005      2004
                                                    ----------------------------
Federal statutory income tax rate                    35.0%       35.0%    35.0%
State income taxes, net of federal tax benefit        6.6         6.7      6.3
Tax-exempt interest on municipal obligations         (1.3)       (1.5)    (1.8)
Increase in cash value of insurance policies         (1.4)       (1.4)    (1.6)
Other                                                 0.3         0.3      0.2
                                                    ----------------------------
Effective Tax Rate                                   39.2%       39.1%    38.2%
                                                    ============================
Note 14 - Retirement Plans

401(k) Plan
The Company sponsors a 401(k) Plan whereby substantially all employees age 21 and over with 90 days of service may participate. Participants may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company does not contribute to the 401(k) Plan. The Company did not incur any expenses attributable to the 401(k) Plan during 2006, 2005, and 2004.

Employee Stock Ownership Plan
Substantially all employees with at least one year of service are covered by a discretionary employee stock ownership plan (ESOP). Contributions are made to the plan at the discretion of the Board of Directors. Contributions to the plan totaling $1,498,000 in 2006, $1,279,000 in 2005, and $1,447,000 in 2004 are
included in salary expense. Company shares owned by the ESOP are paid dividends and included in the calculation of earnings per share exactly as other common shares outstanding.

Deferred Compensation Plans
The Company has deferred compensation plans for directors and key executives, which allow directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company's deferred compensation obligations of $8,187,000, and $7,278,000 at December 31, 2006 and 2005,
respectively. Earnings credits on deferred balances totaling $724,000 in 2006, $599,000 in 2005, and $591,000 in 2004 are included in noninterest expense.

Supplemental  Retirement Plans
The Company has supplemental retirement plans for directors and key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company's retirement obligations. The cash values of the insurance policies purchased to fund the deferred compensation obligations and the retirement obligations were $43,536,000 and $41,768,000 at December 31, 2006 and 2005,
respectively.

The Company recorded in other liabilities an additional minimum pension liability of $3,946,000 and $3,197,000 related to the supplemental retirement plans as of December 31, 2006 and 2005, respectively. These amounts represent the amount by which the projected benefit obligations for these retirement plans exceeded the fair value of plan assets plus amounts previously accrued related to the plans. The projected benefit obligation is recorded in other liabilities. At December 31, 2006, the Company adopted SFAS 158, which was previously discussed in Note 1. The incremental impact of adoption of SFAS 158 was an increase in additional minimum liability of $2,095,000, which was offset by a reduction of shareholders equity of $1,215,000, representing the after-tax impact of the adoption, and the related deferred tax asset of $880,000.

At December 31, 2006, the additional minimum pension liability of $3,946,000 was offset by a reduction of shareholders' equity accumulated other comprehensive loss of $2,287,000 representing the after-tax impact of the additional minimum pension liability, and the related deferred tax asset of $1,659,000. At December 31, 2005, the additional minimum pension liability of $3,197,000 was offset by an intangible asset of $1,346,000 representing the extent of previously unrecognized net transitional obligation and unrecognized prior service costs of each plan, a reduction of shareholders' equity (accumulated other comprehensive loss) in the amount of $1,072,000 representing the after-tax impact the additional minimum pension liability in excess of previously unrecognized prior service cost and unrecognized net transitional obligation, and the related deferred tax asset of $778,000. The Company expects to recognize approximately $113,000 of the net actuarial loss reported in the following table as of December 31, 2006 as a component of net periodic benefit cost during 2007. Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net period benefit cost of the Company's defined benefit pension plans are presented in the following table.

                                                              December 31,
                                                          2006           2005
                                                        ------------------------
(in thousands)
Net actuarial loss                                      ($2,616)        ($2,790)
Deferred tax benefit                                      1,100           1,173
                                                        ------------------------
Amount included in accumulated other comprehensive      ($1,516)        ($1,617)
  loss, net of tax                                      ========================

Information pertaining to the activity in the supplemental retirement plans, using a measurement date of December 31, is as follows :

                                                              December 31,
                                                          2006           2005
                                                        ------------------------
                                                              (in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year                  ($9,865)      ($8,771)
Service cost                                                (555)         (417)
Interest cost                                               (528)         (533)
Amendments                                                     -            (7)
Actuarial gain/(loss)                                         40          (654)
Benefits paid                                                530           517
                                                        ------------------------
Benefit obligation at end of year                       ($10,378)      ($9,865)
                                                        ========================
Change in plan assets:
Fair value of plan assets at beginning of year           $    --       $     --
                                                        ------------------------
Fair value of plan assets at end of year                 $    --       $     --
                                                        ========================
Funded status                                           ($10,378)     ($9,865)
Unrecognized net obligation existing at January 1, 1986       25           27
Unrecognized net actuarial loss                            2,616        2,790
Unrecognized prior service cost                            1,305        1,507
Intangible asset                                               -       (1,346)
Accumulated other comprehensive income                    (3,946)      (1,851)
                                                        ------------------------
Accrued benefit cost                                    ($10,378)     ($8,738)
                                                        ========================
Accumulated benefit obligation                           ($8,830)     ($8,738)

The following table sets forth the net periodic benefit cost recognized for the supplemental retirement plans:

                                                        Years Ended December 31,
                                                        2006      2005      2004
                                                      --------------------------
                                                              (in thousands)
Net pension cost included the following components:
Service cost-benefits earned during the period          $555      $417     $326
Interest cost on projected benefit obligation            528       533      449
Amortization of net obligation at transition               2         6       10
Amortization of prior service cost                       201       224      160
Recognized net actuarial loss                            134        94       81
                                                        ------------------------
Net periodic pension cost                             $1,420    $1,273    $1,026
                                                      ==========================
The following table sets forth assumptions used in accounting for the plans:

                                                        Years Ended December 31,
                                                            2006    2005   2004
                                                        ------------------------
Discount rate used to calculate benefit obligation          5.75%   5.50%  6.25%
Discount rate used to calculate net periodic pension cost   5.50%   6.25%  6.25%
Average annual increase in executive compensation           5.00%   5.00%  5.00%
Average annual increase in director compensation            2.50%   2.50%  2.50%

The following table sets forth the expected benefit payments to participants and estimated contributions to be made by the Company under the supplemental retirement plans for the years indicated:

                                   Expected Benefit            Estimated
                                      Payments to               Company
     Years Ended                     Participants            Contributions
     -----------                   ----------------------------------------
                                                (in thousands)
        2007                              $524                   $524
        2008                               512                    512
        2009                               512                    512
        2010                               512                    512
        2011                               462                    462
      2012-2016                         $1,967                 $1,967

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

The following table summarizes the activity in these loans for 2006:

     Balance                                                       Balance
   December 31,           Advances/           Removed/           December 31,
       2005               New Loans           Payments               2006
   --------------------------------------------------------------------------
                               (in thousands)

     $10,146               $5,726              $9,335              $6,537

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

                                                           December 31,
                                                      2006              2005
                                                    --------------------------
                                                          (in thousands)
Financial instruments whose amounts represent risk:
Commitments to extend credit:
  Commercial loans                                  $107,360         $121,414
  Consumer loans                                     408,317          339,247
  Real estate mortgage loans                          37,859           29,730
  Real estate construction loans                      63,262          127,572
  Standby letters of credit                            6,335            8,527
Deposit account overdraft privilege                   33,290           35,002

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

                                                December 31, 2006                   December 31, 2005
                                           ----------------------------       -----------------------------
                                             Carrying            Fair           Carrying             Fair
                                              Amount            Value            Amount             Value
                                           ----------------------------       -----------------------------
Financial assets:                                  (in thousands)                     (in thousands)
  Cash and due from banks                    $102,220         $102,220           $90,562           $90,562
  Federal funds sold                              794              794             2,377             2,377
  Securities available-for-sale               198,361          198,361           260,278           260,278
  Federal Home Loan Bank stock, at cost         8,320            8,320             7,602             7,602
  Loans, net                                1,492,965        1,492,617         1,368,809         1,363,623
  Cash value of life insurance                 43,536           43,536            41,768            41,768
  Accrued interest receivable                   8,727            8,727             7,641             7,641
Financial liabilities:
  Deposits                                  1,599,149        1,489,411         1,496,797         1,387,789
  Accrued interest payable                      7,548            7,548             4,506             4,506
  Federal funds purchased                      38,000           38,000            96,800            96,800
  Other borrowings                             39,911           40,119            31,390            31,943
  Junior subordinated debt                    $41,238          $41,238           $41,238           $41,238

                                             Contract            Fair           Contract            Fair
Off-balance sheet:                            Amount            Value            Amount            Value
                                           ----------------------------       -----------------------------
 Commitments                                 $616,798            $6,168         $617,963            $6,180
 Standby letters of credit                      6,335                63           $8,527               $85
 Overdraft privilege commitments              $33,290              $333          $35,002              $350

Note 18 - TriCo Bancshares Financial Statements

TriCo Bancshares (Parent Only) Balance Sheets
                                                                December 31,
                                                            --------------------
                                                             2006           2005
                                                            --------------------
Assets                                                          (in thousands)
Cash and Cash equivalents                                      $1,472    $1,219
Investment in Tri Counties Bank                               208,410   188,226
Other assets                                                    1,430     1,778
                                                            --------------------
   Total assets                                              $211,312  $191,223
                                                            ====================
Liabilities and shareholders' equity
Other liabilities                                                $638      $492
Junior subordinated debt                                       41,238    41,238
                                                            --------------------
   Total liabilities                                          $41,876   $41,730
                                                            --------------------
Shareholders' equity:
Common stock, no par value: authorized 50,000,000 shares;
 issued and outstanding 15,857,207 and 15,707,835 shares,
   respectively                                               $73,739    71,412
Retained earnings                                             100,218    81,906
Accumulated other comprehensive loss, net                      (4,521)   (3,825)
                                                            --------------------
    Total shareholders' equity                               $169,436  $149,493
                                                            --------------------
    Total liabilities and shareholders' equity               $211,312  $191,223
                                                            ====================


Statements of Income                                    Years ended December 31,
                                                        2006      2005     2004
                                                      --------------------------
                                                            (in thousands)
Dividend income                                           $18       $18     $18
Interest expense                                       (3,202)  (2,482)  (1,381)
Administration expense                                   (584)    (536)    (617)
                                                      --------------------------
Loss before equity in net income of Tri Counties Bank (3,768) (3,000) (1,980) Equity in net income of Tri Counties Bank:
   Distributed                                          8,995   11,190    3,075
   Undistributed                                       20,014   14,213   18,249
Income tax benefit                                      1,589    1,268      838
                                                      --------------------------
 Net income                                           $26,830  $23,671  $20,182
                                                      ==========================


Statements of Cash Flows                                                Years ended December 31,
                                                            -------------------------------------------
                                                                2006              2005             2004
                                                            -------------------------------------------
Operating activities                                                         (in thousands)
 Net income                                                  $26,830           $23,671         $20,182
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Undistributed equity in Tri Counties Bank                 (20,014)         (14,213)          (18,249)
  Stock option vesting expense                                  662               --               --
  Net change in other assets and liabilities                   (167)            (127)              204
                                                            -------------------------------------------
   Net cash provided by operating activities                  7,311            9,331             2,137
Investing activities:
  Investment in TriCo Capital Trust II                           --               --              (619)
  Capital contributed to Tri Counties Bank                       --               --           (19,000)
                                                            -------------------------------------------
   Net cash used in investing activities                         --               --           (19,619)

Financing activities:
  Issuance of junior subordinated debt                          --                --            20,619

  Issuance of common stock through option exercise             537               972             1,348
  Repurchase of common stock                                    --            (3,161)           (2,793)
  Cash dividends  paid  --  common                          (7,595)           (7,073)           (6,729)
                                                            -------------------------------------------
   Net cash provided by (used for) financing activities     (7,058)           (9,262)           12,445
                                                            -------------------------------------------
   Increase (decrease) in cash and cash equivalents            253                69            (5,037)
Cash and cash equivalents at beginning of year               1,219             1,150             6,187
                                                            -------------------------------------------
Cash and cash equivalents at end of year                    $1,472            $1,219            $1,150
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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2006, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2006, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that Management believes have changed the institution's category. The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                             Minimum
                                                                                                           To Be Well
                                                                                                        Capitalized Under
                                                                                   Minimum              Prompt Corrective
                                                        Actual               Capital Requirement        Action Provisions
                                                 --------------------------------------------------------------------------
                                                  Amount       Ratio          Amount      Ratio         Amount      Ratio
                                                 --------------------------------------------------------------------------
As of December 31, 2006:                                                   (dollars in thousands)
Total Capital (to Risk Weighted Assets):
  Consolidated                                  $215,144       11.44%       $150,487      8.0%              N/A      N/A
  Tri Counties Bank                             $214,118       11.39%       $150,373      8.0%         $187,966      10.0%
Tier 1 Capital (to Risk Weighted Assets):
  Consolidate                                   $196,381      10.44%        $75,244       4.0%              N/A      N/A
  Tri Counties Bank                             $195,355      10.39%        $75,186       4.0%          $112,780     6.0%
Tier 1 Capital (to Average Assets):
  Consolidated                                  $196,381      10.49%        $74,914       4.0%              N/A      N/A
  Tri Counties Bank                             $195,355      10.44%        $74,851       4.0%          $93,564      5.0%

As of December 31, 2005:
Total Capital (to Risk Weighted Assets):
  Consolidated                                  $189,994      10.79%        $140,906      8.0%               N/A     N/A
  Tri Counties Bank                             $188,727      10.72%        $140,791      8.0%          $175,989     10.0%
Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                  $171,955       9.76%        $70,453       4.0%               N/A     N/A
  Tri Counties Bank                             $170,688       9.70%        $70,396       4.0%          $105,593     6.0%
Tier 1 Capital (to Average Assets):
  Consolidated                                  $171,995       9.72%        $70,785       4.0%              N/A      N/A
  Tri Counties Bank                             $170,688       9.66%        $70,702       4.0%          $88,378      5.0%



Note 20 - Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the four quarters of 2006 and 2005, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.


                                                                     2006 Quarters Ended
                                                  ---------------------------------------------------------
                                                   December 31,      September 30,    June 30,    March 31,
                                                  ---------------------------------------------------------
                                                        (dollars in thousands, except per share data)
Interest income                                        $31,545        $31,421        $29,379       $27,978
Interest expense                                         9,821          9,576          8,275         6,773
                                                       -------       --------       --------       -------
Net interest income                                     21,724         21,845         21,104        21,205
Provision for loan losses                                    -            235            554           500
                                                       -------      ---------      ---------       -------
Net interest income after
 provision for loan losses                              21,724         21,610         20,550        20,705
Noninterest income                                       6,628          6,649          6,531         6,448
Noninterest expense                                     17,002         17,026         16,276        16,422
                                                        ------        -------        -------       --------
Income before income taxes                              11,350         11,233         10,805        10,731
Income tax expense                                       4,432          4,413          4,248         4,196
                                                       -------       --------       --------       --------
Net income                                             $ 6,918        $ 6,820        $ 6,557       $ 6,535
                                                       =======        =======        =======       ========
Per common share:
 Net income (diluted)                                  $  0.42        $  0.42        $  0.40        $  0.40
                                                       =======       ========       ========       ========
 Dividends                                             $  0.12        $  0.12        $  0.12        $  0.12
                                                       =======       ========       ========       ========




                                                                     2005 Quarters Ended
                                                  ---------------------------------------------------------
                                                   December 31,      September 30,    June 30,    March 31,
                                                  ---------------------------------------------------------
                                                        (dollars in thousands, except per share data)
Interest income                                        $26,876        $25,334        $23,910       $22,636
Interest expense                                         6,100          5,519          4,789         4,121
                                                       -------       --------       --------       --------
Net interest income                                     20,776         19,815         19,121        18,515
Provision for loan losses                                  561            947            561           100
                                                      --------         ------      ---------       --------
Net interest income after
 provision for loan losses                              20,215         18,868         18,560        18,415
Noninterest income                                       6,621          6,632          6,310         5,327
Noninterest expense                                     15,800         15,680         15,517        15,113
                                                        ------        -------        -------       --------
Income before income taxes                              11,036          9,820          9,353         8,629
Income tax expense                                       4,302          3,859          3,616         3,390
                                                       -------       --------       --------       --------
Net income                                             $ 6,734        $ 5,961        $ 5,737       $ 5,239
                                                       =======        =======        =======       ========
Per common share:
 Net income (diluted)                                  $  0.41        $  0.37        $  0.35        $  0.32
                                                       =======       ========        =======       ========
 Dividends                                             $  0.12        $  0.11        $  0.11        $  0.11
                                                       =======       ========        =======       ========


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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2006.

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

KPMG LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements as of and for the year ended December 31, 2006, and the Company's assertion as to the effectiveness of internal control over financial reporting as of December 31, 2006, as stated in its reports, which are included herein.


/s/ Richard P. Smith
-------------------------------------
Richard P. Smith
President and Chief Executive Officer


/s/ Thomas J. Reddish
-------------------------------------
Thomas J. Reddish
Executive Vice President and
Chief Financial Officer


March 13, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TriCo Bancshares:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that TriCo Bancshares and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that TriCo Bancshares and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, TriCo Bancshares and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TriCo Bancshares and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 13, 2007, expressed an unqualified opinion on those consolidated financial statements.


/s/ KPMG LLP

Sacramento, California
March 13, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TriCo Bancshares:

We have audited the accompanying consolidated balance sheets of TriCo Bancshares and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriCo Bancshares and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TriCo Bancshares and subsidiaries' internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


/s/ KPMG LLP

Sacramento, California
March 13, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During 2005 and 2006 there were no changes in the Company's accountants.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, the end of the period covered by this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2006, the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

(b) Management's Report on Internal Control over Financial Reporting and Attestation Report of Registered Public Accounting Firm

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

Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2006 based on the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2006. Management's report on internal control over financial reporting is set forth on page 73 of this Annual Report on Form 10-K, and is incorporated herein by reference. Management's assessment of the effectiveness of the Company's internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report, which is set forth on page 74 of this Annual Report of Form 10-K, and is incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B. OTHER INFORMATION

All information required to be disclosed in a current report on Form 8-K during the fourth quarter of 2006 was so disclosed.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 22, 2007, which will be filed with the Commission pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 22, 2007, which will be filed with the Commission pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 22, 2007, which will be filed with the Commission pursuant to Regulation 14A.

ITEM  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 22, 2007, which will be filed with the Commission pursuant to Regulation 14A.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 22, 2007, which will be filed with the Commission pursuant to Regulation 14A.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Documents filed as part of this report:

      1.  All Financial Statements.

          The consolidated financial statements of Registrant are included beginning at page 41 of Item 8 of this report, and are incorporated herein by reference.

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

Date:  March 13, 2007                       TRICO BANCSHARES

                                 By:   /s/Richard P. Smith
                                       ----------------------------------------
                                       Richard P. Smith, President
                                       and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



Date:  March 13, 2007                  /s/ Richard P. Smith
                                       ----------------------------------------
                                       Richard P. Smith, President, Chief
                                       Executive Officer and Director
                                       (Principal Executive Officer)



Date:  March 13, 2007                  /s/ Thomas J. Reddish
                                       ----------------------------------------
                                       Thomas J. Reddish, Executive Vice
                                       President and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)



Date:  March 13, 2007                  /s/ Donald J. Amaral
                                       ----------------------------------------
                                       Donald J. Amaral, Director



Date:  March 13, 2007                  /s/ William J. Casey
                                       ----------------------------------------
                                       William J. Casey, Director and Chairman
                                       of the Board



Date:  March 13, 2007                  /s/ Craig S. Compton
                                       ----------------------------------------
                                       Craig S. Compton, Director



Date:  March 13, 2007                  /s/ John S.A. Hasbrook
                                       ----------------------------------------
                                       John S.A. Hasbrook, Director



Date:  March 13, 2007                  /s/ Michael W. Koehnen
                                       ----------------------------------------
                                       Michael W. Koehnen, Director

Date:  March 13, 2007                  /s/ Donald E. Murphy
                                       ----------------------------------------
                                       Donald E. Murphy, Director and
                                       Vice Chairman of the Board



Date:  March 13, 2007                  /s/ Steve G. Nettleton
                                       ----------------------------------------
                                       Steve G. Nettleton, Director



Date:  March 13, 2007                  /s/ Carroll R. Taresh
                                       ----------------------------------------
                                       Carroll R. Taresh, Director



Date:  March 13, 2007                  /s/ Alex A. Vereschagin
                                       ----------------------------------------
                                       Alex A. Vereschagin, Jr., Director

Exhibit 23.1

Consent of Independent Registered Public Accounting Firm

The Board of Directors
TriCo Bancshares:

We consent to the incorporation by reference in the registration statements (Nos. 33-88702, 33-62063, and 33-66064) on Form S-8 of TriCo Bancshares of our reports dated March 13, 2007, with respect to the consolidated balance sheets of TriCo Bancshares and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006, management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, and the effectiveness of internal control over financial reporting as of December 31, 2006, which report appears in the December 31, 2006, annual report on Form 10-K of TriCo Bancshares.


/s/ KPMG LLP

Sacramento, California
March 13, 2007

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


                                        /s/ Richard P. Smith
Date:  March 13, 2007                   -------------------------------------
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


                                        /s/ Thomas J. Reddish
Date: March 13, 2007                    --------------------------------------
                                        Thomas J. Reddish
                                        Executive Vice President and
                                        Chief Financial Officer

Exhibit 32.1

Section 1350 Certification of CEO

In connection with the Annual Report of TriCo Bancshares (the "Company") on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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



Exhibit 32.2

Section 1350 Certification of CFO

In connection with the Annual Report of TriCo Bancshares (the "Company") on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Reddish, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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