Form 10-Q
period 2007-03-31
TRICO BANCSHARES /
filed 2007-05-08
CIK 356171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                  Quarterly Report Pursuant Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2007         Commission file number 0-10661
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

Large accelerated filer      Accelerated filer  X   Non-accelerated filer
                       -----                  -----                      -----

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                             Yes           No  X
                                -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Class:  Common stock, no par value

Outstanding shares as of April 20, 2007:  15,917,291

                                TABLE OF CONTENTS

                                                                          Page

Forward-Looking Statements                                                  1

PART I - FINANCIAL INFORMATION                                              2

      Item 1 - Financial Statements                                         2

      Notes to Unaudited Condensed Consolidated Financial Statements        6

      Financial Summary                                                    16

      Item 2 - Management's Discussion and Analysis of Financial           17
      Condition and Results of Operations

      Item 3 - Quantitative and Qualitative Disclosures about Market Risk  25

      Item 4 - Controls and Procedures                                     26

PART II - OTHER INFORMATION                                                27

      Item 1 - Legal Proceedings                                           27

      Item 1A - Risk Factors                                               27

      Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds 27

      Item 6 - Exhibits                                                    27

      Signatures                                                           30

      Exhibits                                                             31

                           FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about TriCo Bancshares (the "Company") for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on Management's current knowledge and belief and include information concerning the Company's possible or assumed future financial condition and results of operations. When you see any of the words "believes", "expects", "anticipates", "estimates", or similar expressions, mean making forward-looking statements. A number of factors, some of which are beyond the Company's ability to predict or control, could cause future results to differ materially from those contemplated. The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2006, and
Part II, Item 1A of this report for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report.


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                TRICO BANCSHARES
                           CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data; unaudited)

                                                                 At March 31,            At December 31,
                                                            2007              2006            2006
                                                      -------------------------------   -----------------
Assets:
     Cash and due from banks                              $75,263           $78,742         $102,220
                                                      -------------------------------   -----------------
     Federal funds sold                                         -                 -              794
         Cash and cash equivalents                         75,263            78,742          103,014
     Securities available-for-sale                        188,478           244,441          198,361
     Federal Home Loan Bank stock, at cost                  8,442             7,691            8,320
     Loans, net of allowance for loan losses
         of $16,895, $16,644 and $16,914                1,478,719         1,383,464        1,492,965
     Foreclosed assets, net of allowance for
         losses of $180                                       187                 -                -
     Premises and equipment, net                           20,924            21,068           21,830
     Cash value of life insurance                          43,941            42,168           43,536
     Accrued interest receivable                            8,355             7,549            8,727
     Goodwill                                              15,519            15,519           15,519
     Other intangible assets, net                           1,543             4,061            1,666
     Other assets                                          24,950            24,823           26,028
                                                      -------------------------------   -----------------
         Total Assets                                  $1,866,321        $1,829,526       $1,919,966
                                                      ===============================   =================
Liabilities:
     Deposits:
         Noninterest-bearing demand                      $364,401          $354,514         $420,025
         Interest-bearing                               1,172,448         1,172,877        1,179,124
                                                      -------------------------------   -----------------
         Total deposits                                 1,536,849         1,527,391        1,599,149
     Federal funds purchased                               38,000            45,800           38,000
     Accrued interest payable                               7,602             5,263            7,548
     Reserve for unfunded commitments                       1,966             1,813            1,849
     Other liabilities                                     24,922            23,783           22,835
     Other borrowings                                      41,347            31,441           39,911
     Junior subordinated debt                              41,238            41,238           41,238
                                                      -------------------------------   -----------------
         Total Liabilities                              1,691,924         1,676,729        1,750,530
                                                      -------------------------------   -----------------
Commitments and contingencies
Shareholders' Equity:
     Common stock, no par value: 50,000,000 shares
         authorized; issued and outstanding:
         15,910,291 at March 31, 2007                      76,087
         15,778,090 at March 31, 2006                                        72,255
         15,857,207 at December 31, 2006                                                      73,739
     Retained earnings                                    102,298            85,872          100,218
     Accumulated other comprehensive loss, net             (3,988)           (5,330)          (4,521)
                                                      -------------------------------   -----------------
     Total Shareholders' Equity                           174,397           152,797          169,436
                                                      -------------------------------   -----------------
     Total Liabilities and Shareholders' Equity        $1,866,321        $1,829,526       $1,919,966
                                                      ===============================   =================

See accompanying notes to unaudited condensed consolidated financial statements.

                                TRICO BANCSHARES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except share data; unaudited)

                                                    Three months ended March 31,
                                                       2007           2006
                                                    ----------------------------
Interest and dividend income:
     Loans, including fees                           $28,423        $25,069
     Debt securities:
     Taxable                                           1,719          2,356
     Tax exempt                                          394            462
     Dividends                                           122             84
     Federal funds sold                                    3              7
                                                    ----------------------------
     Total interest income                            30,661         27,978
                                                    ----------------------------
Interest Expense:
     Deposits                                          7,388          4,942
     Federal funds purchased                             522            750
     Other borrowings                                    490            348
     Junior subordinated debt                            816            733
                                                    ----------------------------
     Total interest expense                            9,216          6,773
                                                    ----------------------------
     Net interest income                              21,445         21,205
                                                    ----------------------------
     Provision for loan losses                           482            500
                                                    ----------------------------
Net interest income after provision for loan losses   20,963         20,705
                                                    ----------------------------
Noninterest income:
     Service charges and fees                          5,061          4,857
     Gain on sale of loans                               266            298
     Commissions on sale of non-deposit
        investment products                              500            558
     Increase in cash value of life insurance            405            400
     Other                                               368            335
                                                    ----------------------------
     Total noninterest income                          6,600          6,448
                                                    ----------------------------
Noninterest expense:
     Salaries and related benefits                     9,742          9,156
     Other                                             7,218          7,266
                                                    ----------------------------
     Total noninterest expense                        16,960         16,422
                                                    ----------------------------
     Income before income taxes                       10,603         10,731
                                                    ----------------------------
     Provision for income taxes                        4,159          4,196
                                                    ----------------------------
     Net income                                       $6,444         $6,535
                                                    ============================
Average shares outstanding                        15,878,929     15,736,544
Diluted average shares outstanding                16,415,845     16,379,595

Per share data:
     Basic earnings                                    $0.41          $0.42
     Diluted earnings                                  $0.39          $0.40
     Dividends paid                                    $0.13          $0.12

See accompanying notes to unaudited condensed consolidated financial statements.


                                TRICO BANCSHARES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (In thousands, except share data; unaudited)

                                                                     Accumulated
                                    Shares of                            Other
                                    Common     Common    Retained   Comprehensive
                                     Stock      Stock    Earnings       Loss           Total
                                 -------------------------------------------------------------

Balance at December 31, 2005      15,707,835   $71,412     $81,906      ($3,825)      $149,493
Comprehensive income:
     Net income                                              6,535                      6,535
     Change in net unrealized loss on
       Securities available for sale, net                                (1,505)       (1,505)
                                                                                       -------
     Total comprehensive income                                                         5,030
     Stock option vesting                          139                                    139
Stock options exercised              100,380       841                                    841
Repurchase of common stock           (30,125)     (137)      (678)                       (815)
Dividends paid ($0.12 per share)                           (1,891)                     (1,891)
                                 -------------------------------------------------------------
Balance at March 31, 2006         15,778,090     $72,255     $85,872       ($5,330)   $152,797
                                 =============================================================

Balance at December 31, 2006      15,857,207     $73,739    $100,218       ($4,521)   $169,436
Comprehensive income:
     Net income                                                6,444                     6,444
     Change in net unrealized loss on
               Securities available for sale, net                              533         533
                                                                                        ------
     Total comprehensive income                                                          6,977
     Stock option vesting                            175                                   175
Stock options exercised              170,600       1,867                                 1,867
Tax benefit of stock option exercise                 852                                   852
Repurchase of common stock          (117,516)       (546)     (2,295)                   (2,841)
Dividends paid ($0.13 per share)                              (2,069)                   (2,069)
                                 -------------------------------------------------------------
Balance at March 31, 2007         15,910,291     $76,087     $102,298      ($3,988)   $174,397
                                 =============================================================

See accompanying notes to unaudited condensed consolidated financial statements.


                                TRICO BANCSHARES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands; unaudited)

                                                               For the three months ended March 31,
                                                                     2007               2006
                                                               ------------------------------------
Operating activities:
   Net income                                                      $6,444              $6,535
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation of premises and equipment, and amortization       930                 981
       Amortization of intangible assets                              123                 346
       Provision for loan losses                                      482                 500
       Amortization of investment securities premium, net             200                 242
       Originations of loans for resale                           (18,666)            (17,935)
       Proceeds from sale of loans originated for resale           18,737              18,064
       Gain on sale of loans                                         (266)               (298)
       Change in fair value of mortgage servicing rights               12                 (50)
       Loss on sale of fixed assets                                     5                   1
       Increase in cash value of life insurance                      (405)               (400)
       Stock option expense                                           175                 139
       Change in:
         Interest receivable                                          372                  92
         Interest payable                                              54                 757
         Other assets and liabilities, net                          4,074               1,909
                                                               ------------------------------------
           Net cash provided by operating activities               12,271              10,883
                                                               ------------------------------------
Investing activities:
   Proceeds from maturities of securities available-for-sale       10,604              13,894
   Purchases of securities available-for-sale                           -                (896)
   Purchase of Federal Home Loan Bank stock                          (122)                (89)
   Loan originations and principal collections, net                13,577             (15,155)
   Proceeds from sale of premises and equipment                        11                   1
   Purchases of premises and equipment                               (856)               (615)
                                                               ------------------------------------
     Net cash provided (used) by investing activities              23,214             (2,860)
                                                               ------------------------------------
Financing activities:
   Net (decrease) increase in deposits                            (62,300)             30,594
   Net change in federal funds purchased                                -             (51,000)
   Payments of principal on long-term other borrowings                (18)                (14)
   Net change in short-term other borrowings                        1,454                  65
   Repurchase of Common Stock                                        (470)                  -
   Dividends paid                                                  (2,069)             (1,891)
   Exercise of stock options                                          167                  26
                                                               ------------------------------------
         Net cash used by financing activities                    (63,236)            (22,220)
                                                               ------------------------------------
Net change in cash and cash equivalents                           (27,751)            (14,197)
                                                               ------------------------------------
Cash and cash equivalents at beginning of period                  103,014              92,939
                                                               ------------------------------------
Cash and cash equivalents at end of period                        $75,263             $78,742
                                                               ====================================
Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned                         $187                   -
   Unrealized gain (loss) on securities available for sale           $921             ($2,597)
   Value of shares tendered in lieu of cash paid to
     exercise stock options and to pay related tax withholding     $2,371                $815
Supplemental disclosure of cash flow activity:
   Cash paid for interest expense                                  $9,162              $6,016
   Cash paid for income taxes                                           -                $900
   Income tax benefit from stock option exercises                    $852                   -

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: General  Summary of  Significant  Accounting  Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

Investment Securities
The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. During the three months ended March 31, 2007, and throughout 2006, the Company did not have any securities classified as either held-to-maturity or trading.

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

Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors of current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. At March 31, 2007 and 2006, and December 31, 2006, the Company's balance of loans held for sale was immaterial.

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

The Company's method for assessing the appropriateness of the allowance for loan losses and the reserve for unfunded commitments includes specific allowances for identified problem loans and leases as determined by SFAS 114, formula allowance factors for pools of credits, and allowances for changing environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowance factors for loan pools are based on the previous 5 years historical loss experience by product type. Allowances for specific loans are based on SFAS 114 analysis of individual credits. Allowances for changing environmental factors are Management's best estimate of the probable impact these changes have had on the loan portfolio as a whole. This process is explained in detail in the notes to the Company's audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2006.

Based on the current conditions of the loan portfolio, Management believes that the allowance for loan losses and the reserve for unfunded commitments, which collectively stand at $18,861,000 at March 31, 2007, are adequate to absorb probable losses inherent in the Company's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (dollars in thousands):

                                        Three months ended March 31,
                                        ----------------------------
                                               2007         2006
                                        ----------------------------
     Allowance for loan losses:
     Balance at beginning of period         $16,914       $16,226
     Provision for loan losses                  482           500
     Loans charged off                         (739)         (357)
     Recoveries of previously
       charged-off loans                        238           275
                                        ----------------------------
         Net charge-offs                       (501)          (82)
                                        ----------------------------
     Balance at end of period               $16,895       $16,644
                                        ============================

     Reserve for unfunded commitments:
     Balance at beginning of period          $1,849        $1,813
     Provision for losses -
       unfunded commitments                     117             -
                                        ----------------------------
     Balance at end of period                $1,966        $1,813
                                        ============================

       Balance at end of period:
     Allowance for loan losses              $16,895       $16,644
     Reserve for unfunded commitments         1,966         1,813
                                        ----------------------------
     Allowance for losses                   $18,861       $18,457
                                        ============================

     As a percentage of total loans:
     Allowance for loan losses                  1.13%        1.19%
     Reserve for unfunded commitments           0.13%        0.13%
                                        ----------------------------
     Allowance for losses                       1.26%        1.32%
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

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

                                        Three months ended March 31,
                                        ----------------------------
                                               2007         2006
                                        ----------------------------
Mortgage servicing rights:
Balance at beginning of period               $3,912        $3,638
Additions                                       195           169
Change in fair value                            (12)           50
                                        ----------------------------
Balance at end of period                     $4,095        $3,857
                                        ============================

Servicing fees received                        $243          $237
Balance of loans serviced at:
     Beginning of period                   $389,636      $373,163
     End of period                         $393,594      $376,988
Weighted-average prepayment speed (CPR)        11.2%         10.5%
Discount rate                                  10.0%         10.0%


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

The following table summarizes the Company's goodwill intangible as of March 31, 2007 and December 31, 2006.
                             December 31,                              March 31,
   (Dollar in Thousands)        2006        Additions     Reductions      2007
                            ----------------------------------------------------
   Goodwill                  $15,519          -              -          $15,519

The following table summarizes the Company's core deposit intangibles as of March 31, 2007 and December 31, 2006.

                             December 31,                              March 31,
   (Dollar in Thousands)        2006       Additions     Reductions      2007
                             ---------------------------------------------------
   Core deposit intangibles  $13,643          -          ($10,278)       $3,365
   Accumulated amortization  (11,977)      10,278            (123)       (1,822)
   Core deposit intangibles,  $1,666      $10,278        ($10,401)       $1,543
     net                     ===================================================
Core deposit intangibles are amortized over their expected useful lives. Such lives are periodically reassessed to determine if any amortization period adjustments are indicated.

The following table summarizes the Company's estimated core deposit intangible amortization for each of the five succeeding years:

                                                  Estimated Core Deposit
                                                  Intangible Amortization
                   Years Ended                     (Dollar in thousands)
                   -----------                    ----------------------
                      2007                                 $490
                      2008                                 $523
                      2009                                 $328
                      2010                                 $260
                      2011                                  $65
                   Thereafter                                 -

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

Stock-Based Compensation
On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), using the modified-prospective transition method. Under this transition method, compensation cost recognized during the quarters ended March 31, 2007 and March 31, 2006 include: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2007 and January 1, 2006, respectively, based on the grant-date fair value and related service period estimates in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based awards granted subsequent to January 1, 2007 and January 1, 2006, respectively, based on the grant-date fair value and related service periods estimated in accordance with the provisions of SFAS 123R. Historically, stock options are the only type of share-based award granted by the Company.

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

The following table shows the number, weighted-average exercise price, intrinsic value, weighted average remaining contractual life, average remaining vesting period, and remaining compensation cost to be recognized over the remaining vesting period of options exercisable, options not yet exercisable, and total options outstanding as of March 31, 2007:


                                                      Currently    Currently Not      Total
(dollars in thousands except exercise price)         Exercisable     Exercisable   Outstanding
Number of options                                    1,125,577         217,304      1,342,881
Weighted average exercise price                         $11.49          $19.12         $12.73
Intrinsic value                                        $13,708            $988        $14,696
Weighted average remaining contractual term (yrs.)        5.09            7.72           5.51

The options for 217,304 shares that are not currently exercisable as of March 31, 2007 are expected to vest, on a weighted-average basis, over the next 1.36 years, and the Company is expected to recognize $706,000 of compensation costs related to these options as they vest.

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

Earnings per share have been computed based on the following:

                                                    Three months ended March 31,
                                                        2007             2006
                                                   -----------------------------
                                                             (in thousands)
Net income                                             $6,444           $6,535
Average number of common shares outstanding            15,879           15,737
Effect of dilutive stock options                          537              643
                                                   -----------------------------
Average number of common shares outstanding
   used to calculate diluted earnings per share         16,416           16,380
                                                   =============================

There were 42,000 and 0 options excluded from the computation of diluted earnings per share for the three month periods ended March 31, 2007 and 2006, respectively, because the effect of these options was antidilutive.

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

The components of other comprehensive income (loss) and related tax effects are as follows:

                                                    Three months ended March 31,
                                                     2007                 2006
                                                    ----------------------------
                                                           (in thousands)
Unrealized holding gains (losses) on available-
  for-sale securities                                 $921              ($2,597)
Tax effect                                            (388)               1,092
                                                    ----------------------------
  Unrealized holding gains (losses) on
  available-for-sale securities, net of tax           $533              ($1,505)
                                                    ============================

The   components  of  accumulated   other   comprehensive   loss,   included  in
shareholders' equity, are as follows:

                                                   March 31,        December 31,
                                                     2007               2006
                                                   -----------------------------
                                                           (in thousands)
Net unrealized losses on available-for-sale
  securities                                        ($2,934)            ($3,855)
Tax effect                                            1,233               1,621
                                                   -----------------------------
  Unrealized holding losses on
  available-for-sale securities, net of tax          (1,701)             (2,234)
                                                   -----------------------------
Minimum pension liability                            (3,946)             (3,946)
Tax effect                                            1,659               1,659
                                                   -----------------------------
   Minimum pension liability, net of tax             (2,287)             (2,287)
                                                   -----------------------------
Accumulated other comprehensive loss                ($3,988)            ($4,521)
                                                   =============================

Retirement Plans
The Company has supplemental retirement plans for current and former directors and key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies to pay the retirement obligations.

The following table sets forth the net periodic benefit cost recognized for the plans:

                                                    Three Months Ended March 31,
                                                        2007            2006
                                                    ----------------------------
                                                          (in thousands)
Net pension cost included the following components:
Service cost-benefits earned during the period         $150            $139
Interest cost on projected benefit obligation           146             132
Amortization of net obligation at transition              -               -
Amortization of prior service cost                       45              50
Recognized net actuarial loss                            28              34
                                                    ----------------------------
Net periodic pension cost                              $369            $355
                                                    ============================

During the three months ended March 31, 2007 and 2006, the Company contributed and paid out as benefits $149,000 and $151,000, respectively, to participants under the plans. For the year ending December 31, 2007, the Company expects to contribute and pay out as benefits $528,000 to participants under the plans.

Recent Accounting Pronouncements
In February 2006, the FASB issued FASB Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140 (SFAS 155). SFAS 155 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation,
(iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The adoption of SFAS 155 on January 1, 2007 had no impact the Company's consolidated financial statements.

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

In September 2006, the FASB issued FASB Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132(R) (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other postretirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. The Company was required to recognize the funded status of its defined benefit post-retirement benefit plans in its consolidated financial statements for the year ended December 31, 2006. The Company had previously recognized the funded status of its supplemental retirement plans for directors and key executives in prior consolidated financial statements. The Company has no other defined benefit post-retirement benefit plans. The requirement to measure plan assets and benefit obligations as of the date of the year-end statement of financial position is effective for the Company's consolidated financial statements beginning with the fiscal year ended after December 15, 2008. The Company currently uses December 31 as the measurement date for its defined benefit post-retirement benefit plans.

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

Reclassifications
Certain amounts previously reported in the 2006 financial statements have been reclassified to conform to the 2007 presentation. These reclassifications did not affect previously reported net income or total shareholders' equity.

                                TRICO BANCSHARES
                                Financial Summary
                    (in thousands, except per share amounts)

                                                        (Unaudited)
                                                    Three months ended
                                                        March 31,
                                               ----------------------------
                                                 2007              2006
                                               ----------------------------
Net Interest Income (FTE)                       $21,666          $21,468
Provision for loan losses                          (482)            (500)
Noninterest income                                6,600            6,448
Noninterest expense                             (16,960)         (16,422)
Provision for income taxes (FTE)                 (4,380)          (4,459)
                                                ---------------------------
Net income                                       $6,444           $6,535
                                                ===========================

Earnings per share:
     Basic                                          $0.41           $0.42
     Diluted                                        $0.39           $0.40
Per share:
     Dividends paid                                 $0.13           $0.12
     Book value at period end                       10.96            9.68
     Tangible book value at period end               9.89            8.44

Average common shares outstanding                  15,879         15,737
Average diluted common shares outstanding          16,416         16,380
Shares outstanding at period end                   15,910         15,778
At period end:
     Loans, net                                $1,478,719     $1,383,464
     Total assets                               1,866,321      1,829,526
     Total deposits                             1,536,849      1,527,391
     Other borrowings                              41,347         31,441
     Junior subordinated debt                      41,238         41,238
     Shareholders' equity                         174,397        152,797

Financial Ratios:
During the period (annualized):
     Return on assets                              1.38%           1.43%
     Return on equity                             14.79%          16.93%
     Net interest margin(1)                        5.12%           5.21%
     Net loan charge-offs to average loans         0.13%           0.01%
     Efficiency ratio(1)                          60.00%          58.83%
     Average equity to average assets              9.34%           8.47%
At period end:
     Equity to assets                              9.34%           8.35%
     Total capital to risk-adjusted assets        11.76%          11.09%
     Allowance for losses to loans(2)              1.26%           1.32%

(1) Fully taxable equivalent (FTE)
(2) Allowance for losses includes allowance for loan losses and reserve for unfunded commitments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As TriCo Bancshares (the "Company") has not commenced any business operations independent of Tri Counties Bank (the "Bank"), the following discussion pertains primarily to the Bank. Average balances, including such balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company. Within Management's Discussion and Analysis of Financial Condition and Results of Operations, interest income and net interest income are generally presented on a fully tax-equivalent (FTE) basis. The presentation of interest income and net interest income on a FTE basis is a common practice within the banking industry. Interest income and net interest income are shown on a non-FTE basis in the Part I - Financial Information section of this Form 10-Q, and a reconciliation of the FTE and non-FTE presentations is provided below in the discussion of net interest income.

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

The Company had quarterly earnings of $6,444,000, or $0.39 per diluted share, for the three months ended March 31, 2007. These results represent a 2.5% decrease from the $0.40 earnings per diluted share reported for the three months ended March 31, 2006 on earnings of $6,535,000. The decrease in results from the year-ago quarter was primarily due to a $198,000 (0.9%) increase in fully tax-equivalent net interest income to $21,666,000, and a $152,000 (2.4%) increase in noninterest income, offset by a $538,000 (3.3%) increase in noninterest expense to $16,960,000 for the quarter ended March 31, 2007.

Following is a summary of the components of fully taxable equivalent ("FTE") net income for the periods indicated (dollars in thousands):

                                               Three months ended
                                                    March 31,
                                           ---------------------------
                                             2007              2006
                                           ---------------------------

Net Interest Income (FTE)                   $21,666          $21,468
Provision for loan losses                      (482)            (500)
Noninterest income                            6,600            6,448
Noninterest expense                         (16,960)         (16,422)
Provision for income taxes (FTE)             (4,380)          (4,459)
                                           ---------------------------
Net income                                   $6,444           $6,535
                                           ===========================

Net Interest Income
Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

                                             Three months ended
                                                  March 31,
                                          -----------------------
                                              2007         2006
                                          -----------------------
     Interest income                        $30,661      $27,978
     Interest expense                        (9,216)      (6,773)
     FTE adjustment                             221          263
                                          -----------------------
       Net interest income (FTE)            $21,666      $21,468
                                          =======================

     Average earning assets              $1,692,574   $1,646,777
     Net interest margin (FTE)                 5.12%        5.21%

The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense in interest-bearing liabilities. Net interest income (FTE) during the first quarter of 2007 increased $198,000 (0.9%) from the same period in 2006 to $21,666,000.
The increase in net interest income (FTE) was due to a $45,797,000 (2.8%) increase in average balances of earning assets to $1,692,574,000 and a 0.09% decrease in net interest margin (FTE) to 5.12%.

Interest and Fee Income
Interest and fee income (FTE) for the first quarter of 2007 increased $2,641,000 (9.4%) from the first quarter of 2006. The increase was due to the $45,797,000 (2.8%) increase in average interest-earning assets and a 0.44% increase in the yield on those average earning assets to 7.30%. The growth in interest-earning assets was the result of a $105,514,000 (7.6%) increase in average loan balances to $1,490,055,000 that was offset by a $56,092,000 (24.8%) decrease in average balance of investments to $170,072,000.

Contributing to the 0.44% increase in average yield on interest-earning assets was a 0.39% increase in average yield on loans to 7.63% in the quarter ended March 31, 2007 compared to 7.24% in the year-ago quarter. This 0.39% increase in average yield on loans is primarily the result of increases in short-term lending rates including the prime rate of lending which increased steadily from 7.25% at December 31, 2005 to 8.25% at June 30, 2006. The average yield on the Company's combined taxable and nontaxable investment balances was relatively unchanged at 4.86% in the quarter ended March 31, 2007 compared to 4.84% in the year-ago quarter.

Interest Expense
Interest expense increased $2,443,000 (36.1%) in the first quarter of 2007 compared to the year-ago quarter. The increase was primarily due to a 0.74% increase in the average rate paid on interest-bearing liabilities from 2.11% in the first quarter of 2006 to 2.85% in the first quarter of 2007.

The average balance of interest-bearing liabilities increased $10,488,000 (0.8%) in the first quarter of 2007 compared to the year-ago quarter. The average balance of noninterest-bearing deposits, time deposits, and other borrowings were up $6,336,000 (1.8%), $97,029,000 (20.9%) and $9,578,000 (29.9%),
respectively, from the year-ago quarter. The average balance of interest-bearing demand deposits, and savings deposits were down $17,394,000 (7.0%) and $50,323,000 (11.6%), respectively, from the year-ago quarter. The average rates paid for all categories of interest-bearing liabilities were up due to increases in market rates. The average rate paid on interest-bearing demand deposits, savings deposits, time deposits, federal funds purchased, other borrowings and junior subordinated debt increased 0.01%, 0.09%, 1.14%, 0.86%, 0.36% and 0.81%, respectively, to 0.21%, 0.83%, 4.61%, 5.28%, 4.71% and 7.92%, respectively.

Net Interest Margin (FTE)

The following table summarizes the components of the Company's net interest margin for the periods indicated:
                                              Three months ended
                                                  March 31,
                                              -------------------
                                              2007         2006
                                              -------------------
Yield on earning assets                       7.30%        6.86%
Rate paid on interest-bearing liabilities     2.85%        2.11%
                                              -------------------
  Net interest spread                         4.45%        4.75%
Impact of all other net
  noninterest-bearing funds                   0.67%        0.46%
                                              -------------------
        Net interest margin                   5.12%        5.21%
                                              ===================

Net interest margin in the first quarter of 2007 decreased 0.09% compared to the first quarter of 2006. This decrease in net interest margin was due to a 0.30% decrease in net interest spread that was partially offset by a 0.21% favorable increase in the impact of all other net noninterest-bearing funds when compared to the year-ago quarter.

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


                                                          For the three months ended
                                       ----------------------------------------------------------------
                                                March 31, 2007                  March 31, 2006
                                       -----------------------------   --------------------------------
                                                   Interest    Rates               Interest    Rates
                                         Average   Income/    Earned     Average   Income/    Earned
                                         Balance   Expense     Paid      Balance   Expense     Paid
                                       -----------------------------   --------------------------------
Assets:
Loans                                  $1,490,055  $28,423    7.63%     $1,384,541 $25,069     7.24%
Investment securities - taxable           170,072    1,841    4.33%        226,164   2,440     4.32%
Investment securities - nontaxable         32,165      615    7.64%         35,403     725     8.20%
Federal funds sold                            282        3    4.26%            669       7     4.19%
                                       -----------------------------   --------------------------------
   Total earning assets                 1,692,574   30,882    7.30%      1,646,777  28,241     6.86%
Other assets                              172,874                          175,664
                                       ----------                       ----------
Total assets                           $1,865,448                       $1,822,441
                                      ===========                       ==========
Liabilities and shareholders' equity:
Interest-bearing demand deposits         $230,072      122    0.21%       $247,466     122     0.20%
Savings deposits                          381,883      797    0.83%        432,206     797     0.74%
Time deposits                             560,913    6,469    4.61%        463,884   4,023     3.47%
Federal funds purchased                    39,524      522    5.28%         67,926     750     4.42%
Other borrowings                           41,584      490    4.71%         32,006     348     4.35%
Junior subordinated debt                   41,238      816    7.92%         41,238     733     7.11%
                                       -----------------------------    -------------------------------
   Total interest-bearing liabilities   1,295,214    9,216    2.85%      1,284,726   6,773     2.11%
Noninterest-bearing deposits              361,605                          355,269
Other liabilities                                   34,367                              28,036
Shareholders' equity                      174,262                          154,410
                                       ----------                       ----------
Total liabilities and shareholders'    $1,865,448                       $1,822,441
  equity                               ==========                       ==========
Net interest spread(1)                                        4.45%                           4.75%
Net interest income and interest margin(2)         $21,666    5.12%                $21,468    5.21%
                                                   ===============                 ================

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

                                             Three months ended March 31, 2007
                                                compared with three months
                                                   ended March 31, 2006
                                             ---------------------------------
                                              Volume       Rate       Total
                                             ---------------------------------
Increase (decrease) in interest income:
Loans                                        $1,910       $1,444      $3,354
Investment securities                          (718)           8        (710)
Federal funds sold                               (4)           -          (4)
                                             ---------------------------------
   Total earning assets                       1,188        1,452       2,640
                                             ---------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits                 (9)           9           -
Savings deposits                                (93)          93           -
Time deposits                                   842        1,604       2,446
Federal funds purchased                        (314)          86        (228)
Other borrowings                                104           38         142
Junior subordinated debt                          -           83          83
                                             ---------------------------------
  Total interest-bearing liabilities           530        1,913       2,443
                                             ---------------------------------
Increase (decrease) in Net Interest Income     $658        ($461)       $197
                                             =================================
Provision for Loan Losses
The Company provided $482,000 for loan losses in the first quarter of 2007 versus $500,000 in the first quarter of 2006. During the first quarter of 2007, the Company recorded $501,000 of net loan charge-offs versus $82,000 of net loan charge-offs in the year-ago quarter.

Noninterest Income
The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).

                                           Three months ended March 31,
                                           ----------------------------
                                                  2007          2006
                                           ----------------------------
     Service charges on deposit accounts        $3,559        $3,474
     ATM fees and interchange                      949           818
     Other service fees                            565           515
     Change in value of mortgage servicing rights  (12)           50
     Gain on sale of loans                         266           298
     Commissions on sale of
       nondeposit investment products              500           558
     Increase in cash value of life insurance      405           400
     Other noninterest income                      368           335
                                           ---------------------------
     Total noninterest income                   $6,600        $6,448
                                           ===========================

Noninterest income for the first quarter of 2007 increased $152,000 (2.4%) from the year-ago quarter. The increase in noninterest income from the year-ago quarter was mainly due to a $131,000 (16.0%) increase in ATM fees and interchange revenue to $949,000 and an $85,000 (2.4%) increase in service charges on deposit accounts to $3,559,000. The increase in these areas is mainly due to the expansion of the Company's ATM network and growth in number of customers.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).

                                            Three months ended March 31,
                                            ----------------------------
                                                  2007          2006
                                            ----------------------------
     Salaries & benefits                        $9,742        $9,156
     Occupancy                                   1,170         1,022
     Equipment                                   1,098         1,145
     ATM network charges                           428           434
     Data processing and software                  419           412
     Telecommunications                            409           370
     Advertising and marketing                     404           440
     Professional fees                             347           380
     Courier service                               298           297
     Postage                                       221           244
     Intangible amortization                       123           346
     Provision for losses - unfunded commitments   117             -
     Assessments                                    81            80
     Operational losses                             60            44
     Other                                       2,043         2,052
                                            ----------------------------
     Total                                     $16,960       $16,422
                                            ============================
     Average full time equivalent staff         632           607
     Noninterest expense to revenue (FTE)     60.00%        58.83%

Noninterest expense for the first quarter of 2007 increased $538,000 (3.3%) compared to the first quarter of 2006. Salaries and benefits expense increased $586,000 (6.4%) to $9,742,000. The increase in salaries and benefits expense was mainly due to annual salary increases, and a 4.1% increase in average full time equivalent staff made up primarily of new employees at the Company's recently opened branches. Other categories of noninterest expense such as equipment, occupancy and ATM network charges also increased, in part, due to these newly opened branches. Intangible amortization decreased $223,000 (64%) to $123,000 during the first quarter of 2007 as the core deposit intangible related to the purchase of several branches in 1997 became fully amortized in the fourth quarter of 2006.

Provision for Income Tax
The effective tax rate for the three months ended March 31, 2007 was 39.2% compared to 39.1% for the three months ended March 31, 2006. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly from increase in cash value of life insurance, tax-exempt loans and state and municipal securities.

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

The following is a summary of classified assets on the dates indicated (dollars in thousands):

                               At March 31, 2007           At December 31, 2006
                           -------------------------   -------------------------
                             Gross Guaranteed  Net       Gross Guaranteed   Net
                           -------------------------   -------------------------
Classified loans           $22,554   $6,367  $16,187    $13,116  $6,514   $6,602
Other classified assets        187        -      187          -       -        -
                           -----------------------------------------------------
Total classified assets    $22,741   $6,367  $16,374    $13,116  $6,514   $6,602
                           =====================================================
Allowance for loan losses/classified loans     104.4%                     256.2%

Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies increased $9,772,000 (148.0%) to $16,374,000 at March 31, 2007 from $6,602,000 at December 31, 2006.

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

Interest income on nonaccrual loans, which would have been recognized during the three months ended March 31, 2007, if all such loans had been current in accordance with their original terms, totaled $397,000. Interest income actually recognized on these loans during the three months ended March 31, 2007 was $179,000.

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

As shown in the following table, total nonperforming assets net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, increased $1,666,000 (36.9%) to $6,178,000 during the first three months of 2007. Nonperforming assets net of guarantees represent 0.33% of total assets. All nonaccrual loans are considered to be impaired when determining the need for a specific valuation allowance. The Company continues to make a concerted effort to work problem and potential problem loans to reduce risk of loss.



                                                  At March 31, 2007           At December 31, 2006
                                              -------------------------    -------------------------
                                                Gross Guaranteed  Net       Gross Guaranteed   Net
(dollars in thousands):                       ------------------------------------------------------
Performing nonaccrual loans                   $11,724   $6,228   $5,496    $10,255  $6,372   $3,883
Nonperforming, nonaccrual loans                   495        -      495        561       -      561
                                              ------------------------------------------------------
     Total nonaccrual loans                    12,219    6,228    5,991     10,816   6,372    4,444
Loans 90 days past due and still accruing           -        -        -         68       -       68
                                              ------------------------------------------------------
Total nonperforming loans                      12,219    6,228    5,991     10,884   6,372    4,512
Other real estate owned                           187        -      187          -       -        -
                                              ------------------------------------------------------
Total nonperforming assets                    $12,406   $6,228   $6,178    $10,884  $6,372   $4,512
                                              =====================================================

Nonperforming loans to total loans                               0.40%                        0.30%
Nonperforming assets to total assets                             0.33%                        0.24%
Allowance for loan losses to nonperforming loans                  282%                        375%


Capital Resources
The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management.

On March 11, 2004, the Board of Directors approved an increase in the maximum number of shares to be repurchased under the Company's stock repurchase plan originally announced on July 31, 2003 from 250,000 to 500,000 effective on April 9, 2004, solely to conform with the two-for-one stock split effective on April 9, 2004. The 250,000 shares originally authorized for repurchase under this plan represented approximately 3.2% of the Company's approximately 7,852,000 common shares outstanding as of July 31, 2003. This plan has no stated expiration date for the repurchases, which may occur from time to time as market conditions allow. As of March 31, 2007, the Company had repurchased 394,371 shares under this plan as adjusted for the 2-for-1 stock split paid on April 30, 2004, which left 105,629 shares available for repurchase under the plan.

The Company's primary capital resource is shareholders' equity, which was $174,397,000 at March 31, 2007. This amount represents an increase of $4,961,000 from December 31, 2006, the net result of comprehensive income for the period of $6,977,000, the issuance of common shares via the exercise of stock options of $1,867,000, the tax effect of the exercise of stock options of $852,000, and the effect of stock option vesting of $175,000, partially offset by the retirement of common stock with value of $2,841,000 tendered by employees, in lieu of cash, to exercise stock options, and dividends paid of $2,069,000. The Company's ratio of equity to total assets was 9.34%, 8.35%, and 8.82% as of March 31, 2007, March 31, 2006, and December 31, 2006, respectively.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

                                  At March 31,         At            Minimum
                               ------------------  December 31,    Regulatory
                               2007       2006        2006         Requirement
                               ------------------------------------------------
     Tier I Capital            10.75%     10.04%     10.44%           4.00%
     Total Capital             11.76%     11.09%     11.44%           8.00%
     Leverage ratio            10.87%      9.82%     10.49%           4.00%

Off-Balance Sheet Items
The Bank has certain ongoing commitments under operating and capital leases. These commitments do not significantly impact operating results. As of March 31, 2007 commitments to extend credit and commitments related to the Bank's deposit overdraft privilege product were the Bank's only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $663,958,000 and $623,133,000 at March 31, 2007 and December 31, 2006, respectively, and represent 44.4% of the total loans outstanding at March 31, 2007 versus 41.3% at December 31, 2006. Commitments related to the Bank's deposit overdraft privilege product totaled $33,526,000 and $33,290,000 at March 31, 2007 and December 31, 2006, respectively.

Certain Contractual Obligations
The following chart summarizes certain contractual obligations of the Company as of December 31, 2006:


                                                              Less than        1-3          3-5       More than
(dollars in thousands)                             Total      one year        years        years       5 years
                                                ------------------------------------------------------------------

                                                              Less than        1-3          3-5       More than
(dollars in thousands)                             Total      one year        years        years       5 years

Federal funds purchased                            $38,000      $38,000            -            -            -
FHLB loan, fixed rate of 5.41%
   payable on April 7, 2008, callable
   in its entirety by FHLB on a quarterly
   basis beginning April 7, 2003                    20,000            -       20,000            -            -
FHLB loan, fixed rate of 5.35%
   payable on December 9, 2008                       1,500            -        1,500            -            -
FHLB loan, fixed rate of 5.77%
   payable on February 23, 2009                      1,000            -        1,000            -            -
Capital lease obligation on premises,
   effective rate of 13% payable
   monthly in varying amounts
   through December 1, 2009                            235            -          235            -            -
Other collateralized borrowings,
   fixed rate of  3.82% payable on January 2, 2007  17,176       17,176            -            -            -
Junior subordinated debt, adjustable rate
   of three-month LIBOR plus 3.05%,
   callable in whole or in part by the
   Company on a quarterly basis beginning
   October 7, 2008, matures October 7, 2033         20,619            -            -            -       20,619
Junior subordinated debt, adjustable rate
   of three-month LIBOR plus 2.55%,
   callable in whole or in part by the
   Company on a quarterly basis beginning
   July 23, 2009, matures July 23, 2034             20,619            -            -            -       20,619
Operating lease obligations                          6,727        1,755        2,900        1,474          598
Deferred compensation(1)                             1,199          240          470          377          112
Supplemental retirement plans(1)                     4,543          524        1,024          975        2,020
                                                 -----------------------------------------------------------------
Total contractual obligations                     $131,618      $57,695      $27,129       $2,826      $43,968
                                                 -================================================================

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

At March 31, 2007, the results of the simulations noted above indicate that given a "flat" balance sheet scenario, and if deposit rates track general interest rate changes by approximately 50%, the Company's balance sheet is slightly liability sensitive. "Liability sensitive" implies that earnings decrease when interest rates rise, and increase when interest rates decrease. The magnitude of all the simulation results noted above is within the Bank's policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

The simulation results noted above do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

At March 31, 2007 and 2006, the Company had no derivative financial instruments.

Liquidity
The Company's principal source of asset liquidity is federal funds sold and marketable investment securities available for sale. At March 31, 2007, federal funds sold and investment securities available for sale totaled $188,478,000, representing a decrease of $10,677,000 (5.4%) from December 31, 2006, and a decrease of $55,963,000 (22.9%) from March 31, 2006. In addition, the Company generates additional liquidity from its operating activities. The Company's profitability during the first three months of 2007 generated cash flows from operations of $12,271,000 compared to $10,883,000 during the first three months of 2006. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks. Sales and maturities of investment securities produced cash inflows of $10,604,000 during the three months ended March 31, 2007 compared to $13,894,000 for the three months ended March 31, 2006. During the three months ended March 31, 2007, the Company invested $122,000 in securities and received $13,577,000 of net loan principal reductions, compared to $985,000 and $15,155,000 invested in securities and net loan growth, respectively, during the first three months of 2006. These changes in investment and loan balances contributed to net cash provided by investing activities of $23,214,000 during the three months ended March 31, 2007, compared to net cash used for investing activities of $2,860,000 during the three months ended March 31, 2006. Financing activities used net cash of $63,236,000 during the three months ended March 31, 2007, compared to net cash used in financing activities of $22,220,000 during the three months ended March 31, 2006. Deposit balance decreases accounted for $62,300,000 of financing uses of funds during the three months ended March 31, 2007, compared to $30,594,000 of funds provided by increases in deposits during the three months ended March 31, 2006. Dividends paid used $2,069,000 and $1,891,000 of cash during the three months ended March 31, 2007 and 2006, respectively. Decreases in Federal funds purchased used $51,000,000 of cash during the quarter ended March 31, 2006. Also, the Company's liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 4.  Controls and Procedures
The Chief Executive Officer, Richard Smith, and the Chief Financial Officer, Thomas Reddish, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2007 ("Evaluation Date"). Based on that evaluation, they each concluded that as of the Evaluation Date the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms for Form 10-Q.

No changes in the Company's internal control over financial reporting occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Due to the nature of the banking business, the Bank is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business of the Bank.

Item 1A - Risk Factors

There have been no material changes to the risk factors previously  disclosed in
Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information concerning the common stock repurchased by the Company during the first quarter of 2007 pursuant to the Company's stock repurchase plan originally announced on July 31, 2003, as amended on March 11, 2004, to conform with the Company's two-for-one stock split effective on April 9, 2004, which is discussed in more detail under "Capital Resources" in this report:


Period          (a) Total number    (b) Average price   (c) Total number of     (d) Maximum number
                of Shares purchased  paid per share     shares purchased as     of shares that may yet
                                                        part of publicly        be purchased under the
                                                        announced plans or      plans or programs
                                                        programs
-----------------------------------------------------------------------------------------------------------
Jan. 1-31, 2007             -              -                        -                 125,629
Feb. 1-28, 2007             -              -                        -                 125,629
Mar. 1-31, 2007        20,000           23.50                  20,000                 105,629
-----------------------------------------------------------------------------------------------------------
Total                  20,000           23.50                  20,000                 105,629


During the quarter ended March 31, 2007, employees tendered 97,516 shares of the Company's common stock with an average market value of $24.32 per share in lieu of cash to exercise options and pay related income tax withholding amounts as permitted by the Company's shareholder-approved stock option plans. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day the option is exercised.

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

10.3*     TriCo's  1995  Incentive  Stock  Option  Plan filed as Exhibit  4.1 to
          TriCo's Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063).

10.4* TriCo's 2001 Stock Option Plan as amended filed as Exhibit 10.7 to TriCo's Annual Report on Form 10-K for the year ended December 31, 2004.

10.5* Amended Employment Agreement between TriCo and Richard Smith dated March 20, 2007 filed as Exhibit 10.1 to TriCo's Report on Form 8-K dated March 20, 2007.

10.6* Tri Counties Bank Executive Deferred Compensation Plan dated September 1, 1987, as restated April 1, 1992, and amended and restated effective as of January 1, 2004 filed as Exhibit 10.9 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.7* Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 filed as Exhibit 10.10 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.8* 2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 filed as Exhibit 10.11 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

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

10.13* Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O'Sullivan, Thomas Reddish, and Richard Smith, filed as Exhibit 10.14 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.14* Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereshagin, filed as Exhibit 10.15 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.15* Form of Tri-Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O'Sullivan and Thomas Reddish, filed as
          Exhibit 10.16 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

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

10.18* Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of W.R. Hagstrom, Craig Carney, Richard Miller, Raymond Rios, Richard O'Sullivan, Thomas Reddish, and Richard Smith filed as Exhibit 10.21 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

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

                                TRICO BANCSHARES
                                  (Registrant)

                                /s/ Thomas J. Reddish
Date:  May   7, 2007            ------------------------------
                                Thomas J. Reddish
                                Executive Vice President and
                                Chief Financial Officer

EXHIBITS

Exhibit 31.1

Rule 13a-14(a)/15d-14(a) Certification of CEO

I, Richard P. Smith, certify that;

    1.    I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  TriCo
          Bancshares;
    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:
          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
          c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and
          d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;
    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors;
          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and
          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: May 7, 2007                       /s/ Richard P. Smith
                                        ----------------------------------------
                                        Richard P. Smith
                                        President and Chief Executive Officer

Exhibit 31.2

Rule 13a-14(a)/15d-14(a) Certification of CFO

I, Thomas J. Reddish, certify that;

    1.    I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  TriCo
          Bancshares;
    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:
          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
          c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and
          d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;
    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors;
          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and
          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: May 7, 2007                       /s/ Thomas J. Reddish
                                        ----------------------------------------
                                        Thomas J. Reddish
                                        Executive Vice President and
                                        Chief Financial Officer

Exhibit 32.1

Section 1350 Certification of CEO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Exhibit 32.2

Section 1350 Certification of CFO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Reddish, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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