Form 10-Q
period 2007-06-30
TRICO BANCSHARES /
filed 2007-08-09
CIK 356171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                  Quarterly Report Pursuant Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2007          Commission file number 0-10661
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

Large accelerated filer      Accelerated filer  X   Non-accelerated filer
                       -----                  -----                      -----

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                             Yes           No  X
                                -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Class:  Common stock, no par value

Outstanding shares as of August 7, 2007:  15,835,291

                                TABLE OF CONTENTS

                                                                          Page

Forward-Looking Statements                                                  1

PART I - FINANCIAL INFORMATION                                              2

      Item 1 - Financial Statements                                         2

      Notes to Unaudited Condensed Consolidated Financial Statements        6

      Financial Summary                                                    16

      Item 2 - Management's Discussion and Analysis of Financial           17
      Condition and Results of Operations

      Item 3 - Quantitative and Qualitative Disclosures about Market Risk  28

      Item 4 - Controls and Procedures                                     29

PART II - OTHER INFORMATION                                                30

      Item 1 - Legal Proceedings                                           30

      Item 1A - Risk Factors                                               30

      Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds 30

      Irem 4 - Submission of Matters to a Vote of Security Holders         30

      Item 6 - Exhibits                                                    31

      Signatures                                                           33

      Exhibits                                                             34

                           FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about TriCo Bancshares (the "Company") for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on Management's current knowledge and belief and include information concerning the Company's possible or assumed future financial condition and results of operations. When you see any of the words "believes", "expects", "anticipates", "estimates", or similar expressions, it may mean making forward-looking statements. A number of factors, some of which are beyond the Company's ability to predict or control, could cause future results to differ materially from those contemplated. The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2006, and Part II, Item 1A of this report for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report.


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data; unaudited)

                                                                 At June 30,            At December 31,
                                                            2007              2006            2006
                                                      -------------------------------   -----------------
Assets:
     Cash and due from banks                              $93,636           $84,663         $102,220
     Federal funds sold                                     1,715               526              794
                                                      -------------------------------   -----------------
         Cash and cash equivalents                         95,351            85,189          103,014
     Securities available-for-sale                        175,891           221,828          198,361
     Federal Home Loan Bank stock, at cost                  8,543             8,103            8,320
     Loans, net of allowance for loan losses
         of $16,999, $16,893 and $16,914                1,490,629         1,439,115        1,492,965
     Foreclosed assets, net of allowance for
         losses of $180                                       187                 -                -
     Premises and equipment, net                           20,891            21,597           21,830
     Cash value of life insurance                          44,346            42,571           43,536
     Accrued interest receivable                            8,284             7,841            8,727
     Goodwill                                              15,519            15,519           15,519
     Other intangible assets, net                           1,421             3,711            1,666
     Other assets                                          25,965            25,682           26,028
                                                      -------------------------------   -----------------
         Total Assets                                  $1,887,027        $1,871,156       $1,919,966
                                                      ===============================   =================
Liabilities:
     Deposits:
         Noninterest-bearing demand                      $366,321          $354,576         $420,025
         Interest-bearing                               1,144,558         1,159,864        1,179,124
                                                      -------------------------------   -----------------
         Total deposits                                 1,510,879         1,514,440        1,599,149
     Federal funds purchased                               80,500            96,700           38,000
     Accrued interest payable                               6,614             5,739            7,548
     Reserve for unfunded commitments                       2,040             1,849            1,849
     Other liabilities                                     22,264            19,225           22,835
     Other borrowings                                      44,892            33,971           39,911
     Junior subordinated debt                              41,238            41,238           41,238
                                                      -------------------------------   ----------------
         Total Liabilities                              1,708,427         1,713,162        1,750,530
                                                      -------------------------------   ----------------
Commitments and contingencies
Shareholders' Equity:
Common stock, no par value: 50,000,000 shares
         authorized; issued and outstanding:
         15,917,291 at June 30, 2007                       76,394
         15,855,107 at June 30, 2006                                         73,337
         15,857,207 at December 31, 2006                                                      73,739
Retained earnings                                         106,985            90,286          100,218
Accumulated other comprehensive loss, net                  (4,779)           (5,629)          (4,521)
                                                      -------------------------------   ----------------
         Total Shareholders' Equity                       178,600           157,994          169,436
                                                      -------------------------------   ----------------
         Total Liabilities and Shareholders' Equity    $1,887,027        $1,871,156       $1,919,966
                                                      ===============================   ================

See accompanying notes to unaudited condensed consolidated financial statements.


                                TRICO BANCSHARES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data; unaudited)

                                          Three months ended June 30,   Six months ended June 30,
                                              2007            2006         2007           2006
                                         -------------------------------------------------------
Interest and dividend income:
Loans, including fees                       $29,882         $26,555      $58,305        $51,624
Debt securities:
   Taxable                                    1,623           2,254        3,342          4,610
   Tax exempt                                   375             445          769            907
Dividends                                       101              94          223            178
Federal funds sold                                5              31            8             38
                                         -------------------------------------------------------
Total interest income                        31,986          29,379       62,647         57,357
                                         =======================================================
Interest expense:
Deposits                                      7,550           5,921       14,938         10,863
Federal funds purchased                       1,014           1,169        1,536          1,919
Other borrowings                                506             396          996            744
Junior subordinated debt                        825             789        1,641          1,522
                                         -------------------------------------------------------
Total interest expense                        9,895           8,275       19,111         15,048
                                         -------------------------------------------------------
Net interest income                          22,091          21,104       43,536         42,309
                                         -------------------------------------------------------
Provision for loan losses                       500             554          982          1,054
                                         -------------------------------------------------------
Net interest income after provision for      21,591          20,550       42,554         41,255
   loan losses                           -------------------------------------------------------

Noninterest income:
Service charges and fees                      5,375           4,956     10,436          9,813
Gain on sale of loans                           279             313        545            611
Commissions on sale of non-deposit              550             524      1,050          1,082
   investment products
Increase in cash value of life insurance        405             403        810            803
Other                                           420             335        788            670
                                          ------------------------------------------------------
Total noninterest income                      7,029           6,531     13,629         12,979
                                          ------------------------------------------------------
Noninterest expense:
Salaries and related benefits                 9,619           8,618     19,361         17,774
Other                                         7,824           7,658     15,042         14,924
                                          ------------------------------------------------------
Total noninterest expense                    17,443          16,276     34,403         32,698
                                          ------------------------------------------------------
Income before income taxes                   11,177          10,805     21,780         21,536
Provision for income taxes                    4,422           4,248      8,581          8,444
                                          ------------------------------------------------------
Net income                                   $6,755          $6,557    $13,199        $13,092
                                          ======================================================

Average shares outstanding               15,916,313      15,798,565 15,897,621     15,767,555
Diluted average shares outstanding       16,463,369      16,388,855 16,439,607     16,384,225
Per share data:
Basic earnings                                $0.42           $0.42      $0.83          $0.83
Diluted earnings                              $0.41           $0.40      $0.80          $0.80
Dividends paid                                $0.13           $0.12      $0.26          $0.24


See accompanying notes to unaudited condensed consolidated financial statements.


                                TRICO BANCSHARES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (In thousands, except share data; unaudited)

                                                                     Accumulated
                                    Shares of                            Other
                                    Common     Common    Retained   Comprehensive
                                     Stock      Stock    Earnings       Loss           Total
                                 -------------------------------------------------------------

Balance at December 31, 2005      15,707,835     $71,412     $81,906     ($3,825)   $149,493
                                                                                    --------
Comprehensive income:
Net income                                                    13,092                  13,092
Change in net unrealized gain on
    Securities available for sale, net                                    (1,804)     (1,804)
                                                                                     -------
Total comprehensive income                                                            11,288
Stock option vesting                                 289                                 289
Stock options exercised              188,187       1,630                               1,630
Tax benefit of stock options exercised               192                                 192
Repurchase of common stock           (40,915)       (186)       (923)                 (1,109)
Dividends paid ($0.24 per share)                              (3,789)                 (3,789)
                                 -------------------------------------------------------------
Balance at June 30, 2006          15,855,107     $73,337     $90,286     ($5,629)   $157,994
                                 =============================================================

Balance at December 31, 2006      15,857,207     $73,739    $100,218     ($4,521)   $169,436
                                                                                    --------
Comprehensive income:
Net income                                                    13,199                  13,199
Change in net unrealized gain on
    Securities available for sale, net                                      (258)       (258)
                                                                                     ---------
Total comprehensive income                                                            12,941
Stock option vesting                                 376                                 376
Stock options exercised              177,600       1,964                               1,964
Tax benefit of stock options exercised               861                                 861
Repurchase of common stock          (117,516)       (546)     (2,295)                 (2,841)
Dividends paid ($0.26 per share)                              (4,137)                 (4,137)
                                 -------------------------------------------------------------
Balance at June 30, 2007          15,917,291     $76,394    $106,985       ($4,779)   $178,600
                                 =============================================================


See accompanying notes to unaudited condensed consolidated financial statements.

                                TRICO BANCSHARES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands; unaudited)
                                                              For the three months ended June 30,
                                                                     2007               2006
                                                               ------------------------------------
Operating activities:
   Net income                                                      $13,199             $13,092
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation of property and equipment, and amortization      1,902               1,894
       Amortization of intangible assets                               245                 696
       Provision for loan losses                                       982               1,054
       Amortization of investment securities premium, net              380                 468
       Originations of loans for resale                            (35,677)             (37,364)
       Proceeds from sale of loans originated for resale            35,853              37,616
       Gain on sale of loans                                          (545)               (611)
       Change in value of mortgage servicing rights                     85                 138
       Gain on sale of investments                                       -                 (12)
       Loss on sale of fixed assets                                      5                  23
       Increase in cash value of life insurance                       (810)               (803)
       Stock option expense                                            376                 289
       Stock option tax benefits                                      (861)               (192)
       Change in:
         Interest receivable                                           443                (200)
         Interest payable                                             (934)              1,233
         Other assets and liabilities, net                           1,070              (3,190)
                                                               ------------------------------------
            Net cash provided by operating activities               15,713              14,131
                                                               ------------------------------------
   Investing activities:
   Proceeds from maturities of securities available-for-sale        21,644              25,997
   Proceeds from sale of securities available-for-sale                   -               9,780
   Purchases of securities available-for-sale                            -                (896)
   Purchases of Federal Home Loan Bank stock                          (223)               (501)
   Loan originations and principal collections, net                  1,167             (71,360)
   Proceeds from sale of premises and equipment                         11                   2
   Purchases of premises and equipment                              (1,704)             (1,951)
                                                               ------------------------------------
   Net cash used by investing activities                            20,895             (38,929)
                                                               ------------------------------------
   Financing activities:
   Net (decrease) increase in deposits                             (88,270)             17,643
   Net increase (decrease) in Federal funds purchased               42,500                (100)
   Payments of principal on long-term other borrowings                 (34)                (29)
   Net change in short-term other borrowings                         5,015               2,610
   Stock option tax benefits                                           861                 192
   Repurchase of common stock                                         (470)                  -
   Dividends paid                                                   (4,137)             (3,789)
   Exercise of stock options                                           264                 521
                                                               ------------------------------------
         Net cash (used) provided by financing activities          (44,271)             17,048
                                                               ------------------------------------
   Net change in cash and cash equivalents                          (7,663)             (7,750)
                                                               ------------------------------------
   Cash and cash equivalents and beginning of period               103,014              92,939
                                                               ------------------------------------
   Cash and cash equivalents at end of period                      $95,351             $85,189
                                                               ====================================
   Supplemental disclosure of noncash activities:
   Loans transferred to other real estate owned                       $187                   -
   Unrealized loss on securities available for sale                  ($446)            ($3,113)
   Value of shares tendered in lieu of cash paid to
     exercise stock options and to pay related tax withholding      $2,371              $1,109
   Supplemental disclosure of cash flow activity:
   Cash paid for interest expense                                  $20,045             $13,815
   Cash paid for income taxes                                       $8,300             $10,700


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

Nature of Operations
The Company operates 32 branch offices and 23 in-store branch offices in the California counties of Butte, Contra Costa, Del Norte, Fresno, Glenn, Kern, Lake, Lassen, Madera, Mendocino, Merced, Nevada, Placer, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare, Yolo and Yuba. The Company's operating policy since its inception has emphasized retail banking. Most of the Company's customers are retail customers and small to medium-sized businesses.

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

Investment Securities
The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. During the six months ended June 30, 2007, and throughout 2006, the Company did not have any securities classified as either held-to-maturity or trading.

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

Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors of current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. At June 30, 2007 and 2006, and December 31, 2006, the Company's balance of loans held for sale was immaterial.

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

Allowance for Loan Losses
The allowance for loan losses is established through a provision for loan losses charged to expense. Loans and deposit-related overdrafts are charged against the allowance for loan losses when Management believes that the collectibility of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. The allowance is an amount that Management believes will be adequate to absorb probable losses inherent in existing loans and leases, based on evaluations of the collectibility, impairment and prior loss experience of loans and leases. The evaluations take into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that may affect the borrower's ability to pay. The Company defines a loan as impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

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

Based on the current conditions of the loan portfolio, Management believes that the allowance for loan losses and the reserve for unfunded commitments, which collectively stand at $19,039,000 at June 30, 2007, are adequate to absorb probable losses inherent in the Company's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (dollars in thousands):


                                             Three months ended             Six months ended
                                                  June 30,                      June 30,
                                           ------------------------------------------------------
                                              2007          2006           2007           2006
                                           ------------------------------------------------------
     Allowance for loan losses:
     Balance at beginning of period         $16,895       $16,644         $16,914       $16,226
     Provision for loan losses                  500           554             982         1,054
     Loans charged off                         (751)         (564)         (1,490)         (921)
     Recoveries of previously
       charged-off loans                        355           259             593           534
                                           ------------------------------------------------------
       Net charge-offs                         (396)         (305)           (897)         (387)
                                           ------------------------------------------------------
     Balance at end of period               $16,999       $16,893         $16,999       $16,893
                                           ======================================================

     Reserve for unfunded commitments:
     Balance at beginning of period          $1,966        $1,813          $1,849        $1,813
     Provision for losses -
       Unfunded commitments                      74            36             191            36
                                           ------------------------------------------------------
     Balance at end of period                $2,040        $1,849          $2,040        $1,849
                                           ======================================================

     Balance at end of period:
     Allowance for loan losses                                            $16,999       $16,893
     Reserve for unfunded commitments                                       2,040         1,849
                                                                          -----------------------
     Allowance for losses                                                 $19,039       $18,742
                                                                          =======================

     As a percentage of total loans:
     Allowance for loan losses                                              1.13%          1.16%
     Reserve for unfunded commitments                                       0.13%          0.13%
                                                                          -----------------------
     Allowance for losses                                                   1.26%          1.29%
                                                                          =======================

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

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

                                           Six months ended June 30,
                                           -------------------------
                                               2007         2006
                                           -------------------------
Mortgage servicing rights:
Balance at beginning of period               $3,912        $3,638
Additions                                       369           359
Change in fair value                            (85)         (138)
                                           -------------------------
Balance at end of period                     $4,196        $3,859
                                           =========================
Servicing fees received                        $491          $474
Balance of loans serviced at:
     Beginning of period                   $389,636      $373,163
     End of period                         $400,600      $382,625
Weighted-average prepayment speed (CPR)        11.5%         11.5%
Discount rate                                  10.0%         10.0%


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

The following table summarizes the Company's goodwill intangible as of June 30, 2007 and December 31, 2006.

                            December 31,                                June 30,
   (Dollars in Thousands)      2006       Additions     Reductions       2007
                            ----------------------------------------------------
   Goodwill                   $15,519         -              -          $15,519
                            ====================================================

The following table summarizes the Company's core deposit intangibles as of June 30, 2007 and December 31, 2006.

                            December 31,                                June 30,
   (Dollars in Thousands)      2006      Additions     Reductions         2007
                            ----------------------------------------------------
   Core deposit intangibles   $13,643          -          ($10,278)      $3,365
   Accumulated amortization   (11,977)     $10,278            (245)       1,944)
                            ----------------------------------------------------
   Core deposit intangibles,   $1,666      $10,278        ($10,523)      $1,421
     net                    ====================================================

Core deposit intangibles are amortized over their expected useful lives. Such lives are periodically reassessed to determine if any amortization period adjustments are indicated.

The following table summarizes the Company's estimated core deposit intangible amortization for each of the five succeeding years:

                                       Estimated Core Deposit
                                       Intangible Amortization
                Years Ended            (Dollars in thousands)
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

Stock-Based Compensation
On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), using the modified-prospective transition method. Under this transition method, compensation cost recognized during the six months ended June 30, 2007 and June 30, 2006 include: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2007 and January 1, 2006, respectively, based on the grant-date fair value and related service period estimates in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based awards granted subsequent to January 1, 2007 and January 1, 2006, respectively, based on the grant-date fair value and related service periods estimated in accordance with the provisions of SFAS 123R. Historically, stock options are the only type of share-based award granted by the Company.

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

SFAS 123R clarifies and expands the guidance in SFAS 123 in several areas, including measuring fair value and attributing compensation cost to reporting periods. SFAS 123R includes a requirement to: (a) estimate forfeitures of share-based awards at the date of grant, (b) expense share-based awards granted to retirement eligible employees and those employees with non-substantive non-compete agreements immediately, (c) attribute compensation costs of share-based award grants to the stated future vesting period, and (d) recognize compensation cost of all share-based awards based upon the grant-date fair value (including pre-2006 options).

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life, of options exercisable, options not yet exercisable, and total options outstanding as of June 30, 2007:


                                                      Currently    Currently Not      Total
(dollars in thousands except exercise price)         Exercisable     Exercisable   Outstanding
Number of options                                    1,165,577         385,354      1,550,931
Weighted average exercise price                         $12.01          $20.35         $14.08
Intrinsic value                                    $12,785,274      $1,015,201    $13,800,475
Weighted average remaining contractual term (yrs.)        5.22            8.69           5.91


The options for 371,494 shares that are not currently exercisable as of June 30, 2007 are expected to vest, on a weighted-average basis, over the next 2.96 years, and the Company is expected to recognize $2,175,000 of compensation costs related to these options as they vest.

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

Earnings per share have been computed based on the following:


                                                        Three Months         Six Months
                                                       Ended June 30,      Ended June 30,
(in thousands)                                         2007      2006      2007    2006
                                                    ------------------    ------------------
Net Income                                          $6,754     $6,557     $13,199   $13,092
Average number of common shares outstanding         15,916     15,799      15,898    15,768
Effect of dilutive stock options                       547        590         542       616
                                                    ------------------    ------------------
Average number of common shares outstanding
   used to calculate diluted earnings per share     16,463     16,389      16,440    16,384
                                                    ==================    ==================

There were 87,000 and 0 options excluded from the computation of diluted earnings per share for the three month periods ended June 30, 2006 and 2005, respectively, because the effect of these options was antidilutive.

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

The components of other comprehensive income (loss) and related tax effects are as follows:

                                             Three months ended June 30,     Six Months Ended June 30,
                                             ---------------------------     -------------------------
                                                 2007          2006             2007           2006
                                             ---------------------------     -------------------------
(in thousands)
Unrealized holding gains (losses) on
   available-for-sale securities              ($1,366)        ($516)           ($446)       ($3,113)
Tax effect                                        575           217              188          1,309
                                             ---------------------------      ------------------------
Unrealized holding gains (losses) on
   available-for-sale securities, net of tax    ($791)        ($299)           ($258)       ($1,804)
                                             ===========================      ========================

The   components  of  accumulated   other   comprehensive   loss,   included  in
shareholders' equity, are as follows:

                                                          June 30,      December 31,
                                                            2007            2006
                                                         --------------------------
                                                                (in thousands)
Net unrealized losses on available-for-sale securities   ($4,301)         ($3,855)
Tax effect                                                 1,809            1,621
                                                         --------         ---------
    Unrealized holding losses on
    available-for-sale securities, net of tax             (2,492)          (2,234)
                                                         --------         ---------
Minimum pension liability                                 (3,946)          (3,946)
Tax effect                                                 1,659            1,659
                                                         --------         ---------
   Minimum pension liability, net of tax                  (2,287)          (2,287)
                                                         --------         ---------
Accumulated other comprehensive loss                     ($4,779)         ($4,521)
                                                         ========         =========

Retirement Plans
The Company has supplemental retirement plans covering directors and key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies to pay the retirement obligations.

The following table sets forth the net periodic benefit cost recognized for the plans:



                                                                Three Months         Six Months
                                                               Ended June 30,      Ended June 30,
(in thousands)                                                2007       2006       2007     2006
                                                              ----       ----       ----     ----
Net pension cost included the following components:
Service cost-benefits earned during the period                $150       $139       $300     $278
Interest cost on projected benefit obligation                  146        132        292      164
Amortization of net obligation at transition                     -          1          -        1
Amortization of prior service cost                              45         50         90      100
Recognized net actuarial loss                                   28         34         56       68
                                                             ------------------------------------
Net periodic pension cost                                     $369       $356       $738     $711
                                                              ===================================

During the six months ended June 30, 2007 and 2006, the Company contributed and paid out as benefits $284,000 and $286,000, respectively, to participants under the plans. For the year ending December 31, 2007, the Company currently expects to contribute and pay out as benefits $528,000 to participants under the plans.

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

In September 2006, the Emerging Issues Task Force (EITF) of the FASB ratified EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Agreements, and EITF Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-4 provides that an employer should recognize a liability for future benefits based on the substantive agreement with the employee. The Issue should be applied to fiscal years beginning after December 15, 2007, with earlier application permitted. EITF 06-5 provides that in determining the amount recognized as an asset, a policyholder should consider the cash surrender value as well as any additional amounts included in the contractual terms of the policy that will be paid upon surrender. The amount that could be realized should be calculated at the individual policy level and consider any probable contractual limitations, including the exclusion of any additional amounts paid for the surrender of an entire group of policies. The Issue is effective for fiscal years beginning after December 15, 2007. The Company has life insurance arrangements. The Company is currently evaluating the impact of adoption of these rules on the Company's consolidated financial statements.

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


                                TRICO BANCSHARES
                                Financial Summary
           (dollars in thousands, except per share amounts; unaudited)

                                                       Three months ended            Six months ended
                                                            June 30,                     June 30,
                                                ----------------------------------------------------------
                                                      2007            2006          2007             2006
                                                ----------------------------------------------------------
Net Interest Income (FTE)                           $22,308         $21,358       $43,974        $42,826
Provision for loan losses                              (500)           (554)        (982)        (1,054)
Noninterest income                                    7,029           6,531        13,629         12,979
Noninterest expense                                 (17,443)        (16,276)      (34,403)       (32,698)
Provision for income taxes (FTE)                     (4,639)         (4,502)       (9,019)        (8,961)
                                                 ---------------------------------------------------------
Net income                                           $6,755          $6,557       $13,199       $13,092
                                                 =========================================================
Earnings per share:
    Basic                                             $0.42           $0.42         $0.83         $0.83
    Diluted                                           $0.41           $0.40         $0.80         $0.80
Per share:
    Dividends paid                                    $0.13           $0.12         $0.26         $0.24
    Book value at period end                         $11.22           $9.96
    Tangible book value at period end                $10.16           $8.75

Average common shares outstanding                    15,916           15,799      15,898          15,768
Average diluted shares outstanding                   16,463           16,389      16,440          16,384
Shares outstanding at period end                     15,917           15,855
At period end:
    Loans, net                                   $1,490,629       $1,439,115
    Total assets                                  1,887,027        1,871,156
    Total deposits                                1,510,879        1,514,440
    Other borrowings                                 44,892           33,971
    Junior subordinated debt                         41,238           41,238
    Shareholders' equity                           $178,600         $157,994
Financial Ratios:
During the period (annualized):
    Return on assets                                   1.44%            1.42%        1.41%         1.43%
    Return on equity                                  15.11%           16.68%       14.95%        16.80%
    Net interest margin(1)                             5.25%            5.10%        5.19%         5.15%
    Net loan charge-offs to average loans              0.10%            0.09%        0.12%         0.06%
    Efficiency ratio(1)                               59.46%           58.36%       59.72%        58.59%
At Period End:
    Equity to assets                                   9.46%            8.44%
    Total capital to risk-adjusted assets             11.76%           11.11%
    Allowance for losses to loans(2)                   1.26%            1.29%


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

Critical Accounting Policies and Estimates
The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, intangible assets, and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. (See caption "Allowance for Loan Losses" for a more detailed discussion).

Results of Operations
The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company and the Bank's financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of the Company and the Notes thereto.

Following is a summary of the components of fully taxable equivalent ("FTE") net income for the periods indicated (dollars in thousands):

                                       Three months ended      Six months ended
                                            June 30,               June 30,
                                   ---------------------------------------------
                                       2007        2006       2007       2006
                                   ---------------------------------------------
Net Interest Income (FTE)           $22,308     $21,358     $43,974     $42,826
Provision for loan losses              (500)       (554)       (982)     (1,054)
Noninterest income                    7,029       6,531      13,629      12,979
Noninterest expense                 (17,443)    (16,276)    (34,403)    (32,698)
Provision for income taxes (FTE)     (4,639)     (4,502)     (9,019)     (8,961)
                                   ---------------------------------------------
Net income                           $6,755      $6,557     $13,199     $13,092
                                   =============================================

The Company had quarterly earnings of $6,755,000, or $0.41 per diluted share, for the three months ended June 30, 2007. These results represent a 2.5% increase from the $0.40 earnings per diluted share reported for the three months ended June 30, 2006 on earnings of $6,557,000. The improvement in results from the year-ago quarter was due to a $950,000 (4.4%) increase in fully tax-equivalent net interest income to $22,308,000, a $54,000 (9.7%) decrease in the provision for loan losses to $500,000, and a $498,000 (7.6%) increase in noninterest income to $7,029,000. These contributing factors were partially offset by a $1,167,000 (7.2%) increase in noninterest expense to $17,443,000 for the quarter ended June 30, 2007.

The Company reported earnings of $13,199,000, or $0.80 per diluted share, for the six months ended June 30, 2007. These results represent no change from the $0.80 earnings per diluted share reported for the six months ended June 30, 2006 on earnings of $13,092,000. The flat results when compared to the year-ago period was primarily due to a $1,148,000 (2.7%) increase in fully tax-equivalent net interest income to $43,974,000, a $72,000 (6.8%) decrease in provision for loan losses to $982,000, and a $650,000 (5.0%) increase in noninterest income to $13,629,000. These contributing factors were partially offset by a $1,705,000 (5.2%) increase in noninterest expense to $34,403,000 for the six months ended June 30, 2006.

Net Interest  Income
Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

                                   Three months ended         Six months ended
                                        June 30,                  June 30,
                               -------------------------------------------------
                                    2007        2006           2007        2006
                               -------------------------------------------------
   Interest income                $31,986     $29,379       $62,647     $57,357
   Interest expense                (9,895)     (8,275)      (19,111)    (15,048)
   FTE adjustment                     217         254           438         517
                               -------------------------------------------------
      Net interest income (FTE)   $22,308     $21,358       $43,974     $42,826
                               =================================================
   Average interest-earning    $1,698,620  $1,676,705    $1,695,597  $1,661,741
      assets
   Net interest margin (FTE)        5.25%        5.10%         5.19%       5.15%

The Company's primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense in interest-bearing liabilities.

Net interest income (FTE) during the second quarter of 2007 increased $950,000 (4.4%) from the same period in 2006 to $22,308,000. The increase in net interest income (FTE) was due to a $21,915,000 (1.3%) increase in average balances of interest-earning assets to $1,698,620,000 and a 0.15% increase in net interest margin (FTE) to 5.25%.

Net interest income (FTE) during the first six months of 2007 increased $1,148,000 (2.7%) from the same period in 2006 to $43,974,000. The increase in net interest income (FTE) was due to a $33,856,000 (2.0%) increase in average balances of interest-earning assets to $1,695,597,000 and a 0.04% increase in net interest margin (FTE) to 5.19%.


Interest and Fee Income
Interest and fee income (FTE) for the second quarter of 2007 increased $2,570,000 (8.7%) from the second quarter of 2006. The increase was due to a $21,915,000 (1.3%) increase in average interest-earning assets to $1,698,620,000 and a 0.51% increase in the yield on those average interest-earning assets to 7.58%. The growth in interest-earning assets was due to a $79,178,000 (5.5%) increase in average loan balances to $1,506,913,000 that was partially offset by a decrease of $55,202,000 (22.4%) in average balances of investments to $191,311,000. The increase in the yield on average interest-earning assets was mainly due to a 0.49% increase in yield on loans to 7.93% and a change in the mix of earning assets from lower-earning investments towards higher-earning loans. The increase in loan yields from the year-ago period is mainly due to the effect of a 2.50% increase in the prime rate of lending from March 31, 2005 to June 30, 2006, and some modest increase in market yields for longer-term fixed rate loans since June 30, 2006.

Interest and fee income (FTE) for the six months ended June 30, 2007 increased $5,211,000 (9.0%) from the same period of 2006. The increase was the net effect of a $33,856,000 (2.0%) increase in average interest-earning assets to $1,695,597,000 and a 0.47% increase in the yield on those average interest-earning assets to 7.44%. The growth in interest-earning assets was due to a $92,346,000 (6.6%) increase in average loan balances to $1,498,484,000 that was partially offset by a decrease of $57,266,000 (22.5%) in average balances of investments to $196,774,000. The increase in the yield on average interest-earning assets was mainly due to a 0.48% increase in yield on loans to 7.78% and a change in the mix of earning assets from lower-earning investments towards higher-earning loans. The increase in loan yields from the year-ago period is mainly due to the effect of a 2.50% increase in the prime rate of lending from March 31, 2005 to June 30, 2006, and some modest increase in market yields for longer term fixed rate loans since June 30, 2006.

Interest Expense
Interest expense increased $1,620,000 (19.6%) to $9,895,000 in the second quarter of 2007 compared to the year-ago quarter. The average balance of interest-bearing liabilities decreased $12,516,000 (0.9%) to $1,311,144,000 in the second quarter compared to the year-ago quarter. The decrease in the average balance of interest-bearing liabilities was due primarily to decreases in interest-bearing demand deposits (down $16,278,000 or 6.7%), savings deposits (down $20,353,000 or 5.0%) and Federal funds purchased (down $17,278,000 or 18.5%), that were partially offset by an increase in time deposits (up $31,531,000 or 6.2%). The average rate paid on interest-bearing liabilities in the quarter ended June 30, 2007 increased 0.52% to 3.02% compared to the year-ago quarter as a result of increases in market interest rates and changes in the mix of interest-bearing liabilities towards higher paying time deposits.

Interest expense increased $4,063,000 (27.0%) to $19,111,000 for the six months ended June 30, 2007 compared to $15,048,000 in the year-ago period. The average balance of interest-bearing liabilities decreased $1,014,000 (0.1%) to $1,303,179,000 for the six months ended June 30, 2007 compared to the year-ago period. The decrease in the average balance of interest-bearing liabilities was due primarily to decreases in interest-bearing demand deposits (down $16,836,000 or 6.9%), savings deposits (down $35,338,000 or 8.5%) and Federal funds purchased (down $22,840,000 or 28.3%), that were partially offset by an increase in time deposits (up $64,280,000 or 13.2%). The average rate paid on interest-bearing liabilities in the six month period ended June 30, 2007 increased 0.62% to 2.93% compared to the year-ago quarter as a result of increases in market interest rates and changes in the mix of interest-bearing liabilities towards higher paying time deposits.


Net Interest Margin (FTE)
The following table summarizes the components of the Company's net interest margin for the periods indicated:


                                 Three months ended             Six months ended
                                      June 30,                      June 30,
                                 -----------------------------------------------
                                    2007      2006             2007         2006
                                 -----------------------------------------------
Yield on interest-earning assets    7.58%     7.07%           7.44%        6.97%
Rate paid on interest-bearing
     Liabilities                    3.02%     2.50%           2.93%        2.31%
                                 -----------------------------------------------
     Net interest spread            4.56%     4.57%           4.51%        4.66%
Impact of all other net
     noninterest-bearing funds      0.69%     0.53%           0.68%        0.49%
                                 -----------------------------------------------
        Net interest margin         5.25%     5.10%           5.19%        5.15%
                                 ===============================================

Net interest margin for the three months ended June 30, 2007 increased 0.15% compared to the three months ended June 30, 2006. This increase in net interest margin was mainly due to an 0.16% increase in the impact of net noninterest-bearing funds to 0.69% from 0.53% in the year-ago three month period that was partially offset by a 0.01% decrease in net interest spread as the average yield on interest-earning assets increased 0.51% while the average rate paid on interest-bearing liabilities increased 0.52% from the year-ago three month period.

Net interest margin for the six months ended June 30, 2007 increased 0.04% compared to the six months ended June 30, 2006. This increase in net interest margin was mainly due to a 0.19% increase in the impact of net noninterest-bearing funds to 0.68% from 0.49% in the year-ago six month period. The increase in the impact of net noninterest-bearing funds was partially offset by a 0.15% decrease in net interest spread as the average yield on interest-earning assets increased 0.47% while the average rate paid on interest-bearing liabilities increased 0.62% from the year-ago six month period.

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


                                                          For the three months ended
                                       ----------------------------------------------------------------
                                               June 30, 2007                     June 30, 2006
                                       -----------------------------    -------------------------------
                                                   Interest    Rates               Interest    Rates
                                         Average   Income/    Earned     Average   Income/    Earned
                                         Balance   Expense     Paid      Balance   Expense     Paid
                                       -----------------------------    ------------------------------
Assets:
Loans                                  $1,506,913  $29,882    7.93%     $1,427,735 $26,555     7.44%
Investment securities - taxable           160,444    1,724    4.30%        212,158   2,348     4.43%
Investment securities - nontaxable         30,867      592    7.68%         34,355     699     8.13%
Federal funds sold                            396        5    5.05%          2,457      31     5.05%
                                       ----------------------------     ------------------------------
Total interest-earning assets           1,698,620   32,203    7.58%      1,676,705  29,633     7.07%
                                                    ------                          ------
Other assets                              172,640                          173,782
                                       ----------                       ----------
Total assets                           $1,871,260                       $1,850,487
                                       ==========                       ==========

Liabilities and shareholders' equity:
Interest-bearing demand deposits         $225,632     $114    0.20%       $241,910    $122     0.20%
Savings deposits                          382,835    1,480    1.55%        403,188     843     0.84%
Time deposits                             543,249    5,956    4.39%        511,718   4,956     3.87%
Federal funds purchased                    76,078    1,014    5.33%         93,356   1,169     5.01%
Other borrowings                           42,112      506    4.81%         32,250     396     4.91%
Junior subordinated debt                   41,238      825    8.00%         41,238     789     7.65%
                                      ----------------------------      ------------------------------
Total interest-bearing liabilities      1,311,144    9,895    3.02%      1,323,660   8,275     2.50%
                                                     -----                           -----
Noninterest-bearing deposits              349,017                          340,755

Other liabilities                          32,263                           28,840

Shareholders' equity                      178,836                          157,232
                                      -----------                       ----------
Total liabilities and shareholders'
    equity                             $1,871,260                       $1,850,487
                                      ===========                       ==========
Net interest spread(1)                                        4.56%                            4.57%
Net interest income and interest margin(2)         $22,308    5.25%                $21,358     5.10%
                                                   ================                ==================

(1) Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets.


                                                           For the six months ended
                                       ---------------------------------------------------------------
                                               June 30, 2007                     June 30, 2006
                                       -----------------------------    ------------------------------
                                                   Interest    Rates               Interest    Rates
                                         Average   Income/    Earned     Average   Income/    Earned
                                         Balance   Expense     Paid      Balance   Expense     Paid
                                       -----------------------------    ------------------------------
Assets:
Loans                                  $1,498,484  $58,305    7.78%     $1,406,138 $51,624     7.34%
Investment securities - taxable           165,258    3,565    4.31%        219,161   4,788     4.37%
Investment securities - nontaxable         31,516    1,207    7.66%         34,879   1,424     8.17%
Federal funds sold                            339        8    4.72%          1,563      38     4.86%
                                       ----------------------------     -----------------------------
Total interest-earning assets           1,695,597   63,085    7.44%      1,661,741  57,874     6.97%
                                                    ------                          ------
Other assets                              172,757                          174,723
                                       ----------                       ----------
Total assets                           $1,868,354                       $1,836,464
                                       ==========                       ==========
Liabilities and shareholders' equity:
Interest-bearing demand deposits         $227,852     $229    0.20%       $244,688    $244     0.20%
Savings deposits                          382,359    2,657    1.39%        417,697   1,640     0.79%
Time deposits                             552,081   12,052    4.37%        487,801   8,979     3.68%
Federal funds purchased                    57,801    1,536    5.31%         80,641   1,919     4.76%
Other borrowings                           41,848      996    4.76%         32,128     744     4.63%
Junior subordinated debt                   41,238    1,641    7.96%         41,238   1,522     7.38%
                                        ---------------------------     -----------------------------
Total interest-bearing liabilities      1,303,179   19,111    2.93%      1,304,193  15,048     2.31%
                                                    ------                          ------
Noninterest-bearing deposits              355,311                          348,012
Other liabilities                          33,315                           28,438
Shareholders' equity                      176,549                          155,821
                                        ---------                        ---------
Total liabilities and shareholders'
    equity                             $1,868,354                       $1,836,464
                                       ==========                      ===========
Net interest spread(1)                                        4.51%                            4.66%
Net interest income and interest margin(2)         $43,974    5.19%                $42,826     5.15%
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

                                                Three months ended June 30, 2007
                                                   compared with three months
                                                       ended June 30, 2006
                                                --------------------------------
                                                 Volume        Rate       Total
                                                --------------------------------
Increase (decrease) in interest income:
Loans                                            $1,473      $1,854      $3,327
Investment securities                              (682)        (49)       (731)
Federal funds sold                                 (26)          -         (26)
                                                --------------------------------
   Total interest-earning assets                   765        1,805       2,570
                                                --------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits                    (8)           -          (8)
Savings deposits                                   (43)         680         637
Time deposits                                      305          695       1,000
Federal funds purchased                           (216)          61        (155)
Other borrowings                                   121          (11)        110
Junior subordinated debt                             -           36          36
                                                --------------------------------
   Total interest-bearing liabilities              159        1,461       1,620
                                                --------------------------------
Increase in Net Interest Income                   $606         $344        $950
                                                ================================


                                                Six months ended June 30, 2007
                                                    compared with six months
                                                       ended June 30, 2006
                                                --------------------------------
                                                Volume         Rate       Total
                                                --------------------------------
Increase (decrease) in interest income:
Loans                                            $3,389       $3,292     $6,681
Investment securities                            (1,400)         (40)    (1,440)
Federal funds sold                                  (30)           -        (30)
                                                --------------------------------
   Total interest-earning assets                  1,959        3,252      5,211
                                                --------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits                    (17)           2        (15)
Savings deposits                                   (140)       1,157      1,017
Time deposits                                     1,183        1,890      3,073
Federal funds purchased                            (544)         161       (383)
Other borrowings                                    225           27        252
Junior subordinated debt                              -          119        119
                                                --------------------------------
   Total interest-bearing liabilities               707        3,356      4,063
                                                --------------------------------
Increase in Net Interest Income                   $1,252       $(104)    $1,148
                                                ================================

Provision for Loan Losses
The Company provided $500,000 for loan losses in the second quarter of 2007 versus $554,000 in the second quarter of 2006. During the second quarter of 2007, the Company recorded $396,000 of net loan charge offs versus $305,000 of net loan charge-offs in the year earlier quarter.

The Company provided $982,000 for loan losses during the six months ended June 30, 2007 versus $1,054,000 during the six months ended June 30, 2006. During the six months ended June 30, 2007, the Company recorded $897,000 of net loan charge-offs versus $387,000 of net loan charge-offs in the year earlier six-month period.

Noninterest Income
The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).


                                                     Three months ended             Six months ended
                                                          June 30,                      June 30,
                                                   ---------------------------------------------------
                                                     2007          2006            2007          2006
                                                   ---------------------------------------------------
     Service charges on deposit accounts           $3,858        $3,706          $7,417        $7,180
     ATM fees and interchange                       1,046           896           1,995         1,714
     Other service fees                               544           542           1,109         1,057
     Change in value of mortgage servicing rights     (73)        (188)            (85)         (138)
     Gain on sale of loans                            279           313             545           611
     Commissions on sale of
       nondeposit investment products                 550           524           1,050         1,082
     Increase in cash value of life insurance         405           403             810           803
     Gain on sale of investments                        -            12               -            12
     Other noninterest income                         420           323             788           658
                                                  ---------------------------------------------------
     Total noninterest income                      $7,029        $6,531         $13,629       $12,979
                                                  ===================================================

Noninterest income for the second quarter of 2007 increased $498,000 (7.6%) from the year-ago quarter. The increase in noninterest income from the year-ago quarter was mainly due to a $152,000 (4.1%) increase in service charges on deposit accounts to $3,858,000, a $150,000 (16.7%) increase in ATM fees and interchange to $1,046,000, and a $115,000 improvement in change in value of mortgage servicing rights to $73,000. The increase in service charges on deposit accounts was primarily due to growth in customer count. The increase in ATM fees and interchange was due to growth in customer count and expansion of the ATM network as part of new branch openings. The improvement in change in value of mortgage servicing rights is primarily due to a slowdown in refinance activity which extends the estimated life of existing mortgages and enhances the value of the related mortgage servicing rights.

Noninterest income for the six months ended June 30, 2007 increased $650,000 (5.0%) to $13,629,000 from the same period in 2006. The increase in noninterest income from the year-ago six months ended June 30, 2006 was mainly due to a $237,000 (3.3%) increase in service charges on deposit accounts to $7,417,000, and a $281,000 (16.4%) increase in ATM fees and interchange to $1,995,000. The increase in service charges on deposit accounts was primarily due to growth in customer count. The increase in ATM fees and interchange was due to growth in customer count and expansion of ATM network as part of new branch openings.

Noninterest Expense
The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).


                                                 Three months ended             Six months ended
                                                      June 30,                      June 30,
                                               ----------------------------------------------------
                                                 2007          2006            2007          2006
                                               ----------------------------------------------------
     Salaries & benefits                      $9,619        $8,618         $19,361       $17,774
     Occupancy                                 1,178         1,106           2,348         2,128
     Equipment                                 1,072         1,024           2,170         2,169
     Advertising and marketing                   600           533           1,004           973
     Professional fees                           462           510             809           890
     ATM network charges                         498           466             926           900
     Telecommunications                          419           415             828           785
     Data processing and software                499           394             918           806
     Intangible amortization                     122           350             245           696
     Courier service                             156           316             454           613
     Postage                                     203           249             424           493
     Operational losses                          125            85             185           129
     Assessments                                  84            80             165           160
     Other                                     2,406         2,130           4,566         4,182
                                            ----------------------------------------------------
     Total                                   $17,443       $16,276         $34,403       $32,698
                                            ======================================================

     Average full time equivalent staff          630           621             631           614
     Noninterest expense to revenue (FTE)      59.46%        58.36%         59.72%         58.59%


Noninterest expense for the second quarter of 2007 increased $1,167,000 (7.2%) compared to the second quarter of 2006. Salaries and benefits expense increased $1,001,000 (11.6%) to $9,619,000. The increase in salaries and benefits expense was mainly due to annual salary increases, and a 1.5% increase in average full time equivalent staff made up primarily of new employees at the Company's recently opened branches. Other categories of noninterest expense such as equipment, occupancy and ATM network charges also increased, in part, due to these newly opened branches. Intangible amortization decreased $228,000 (65%) to $122,000 during the second quarter of 2007 as the core deposit intangible related to the purchase of several branches in 1997 became fully amortized in the fourth quarter of 2006.

Noninterest expense for the six months ended June 30, 2007 increased $1,705,000 (5.2%) compared to the six months ended June 30, 2006. Salaries and benefits expense increased $1,587,000 (8.9%) to $19,361,000. The increase in salaries and benefits expense was mainly due to annual salary increases, and a 2.8% increase in average full time equivalent staff made up primarily of new employees at the Company's recently opened branches. Other categories of noninterest expense such as equipment, occupancy and ATM network charges also increased, in part, due to these newly opened branches. Intangible amortization decreased $451,000 (65%) to $245,000 during the six months ended June 30, 2007 as the core deposit intangible related to the purchase of several branches in 1997 became fully amortized in the fourth quarter of 2006.

Provision for Income Tax
The effective tax rate for the three months ended June 30, 2007 was 39.6% and reflects an increase from 39.3% for the three months ended June 30, 2006. The effective tax rate for the six months ended June 30, 2007 was 39.4% and reflects an increase from 39.2% for the six months ended June 30, 2006. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly from increase in cash value of life insurance, tax-exempt loans and state and municipal securities.

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

The following is a summary of classified assets on the dates indicated (dollars in thousands):

                                 At June 30, 2007          At December 31, 2006
                             -----------------------     -----------------------
                               Gross Guaranteed  Net      Gross Guaranteed   Net
                             ---------------------------------------------------
Classified loans             $22,314  $6,273  $16,041    $13,116  $6,514  $6,602
Other classified assets          187       -      187          -       -       -
                             ---------------------------------------------------
Total classified assets      $22,501  $6,273  $16,228    $13,116  $6,514  $6,602
                             ===================================================
Allowance for loan losses/classified loans      104.8%                    256.2%


Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies at June 30, 2007, increased $9,626,000 (245.8%) to $16,228,000 from $6,602,000 at December 31, 2006.

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

Interest income on nonaccrual loans, which would have been recognized during the six months, ended June 30, 2007, if all such loans had been current in accordance with their original terms, totaled $1,142,000. Interest income actually recognized on these loans during the six months ended June 30, 2007 was $794,000.

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

As shown in the following table, total nonperforming assets net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, increased $8,848,000 (296%) to $13,360,000 during the first six months of 2007. Nonperforming assets net of guarantees represent 0.71% of total assets. All nonaccrual loans are considered to be impaired when determining the need for a specific valuation allowance. The Company continues to make a concerted effort to work problem and potential problem loans to reduce risk of loss.


 (dollars in thousands):
                                                   At June 30, 2007           At December 31, 2006
                                              -------------------------    -------------------------
                                                Gross Guaranteed  Net       Gross Guaranteed   Net
                                              ------------------------------------------------------

Performing nonaccrual loans                   $18,708   $6,135  $12,573    $10,255  $6,372   $3,883
Nonperforming, nonaccrual loans                   600        -      600        561       -      561
                                              ------------------------------------------------------
     Total nonaccrual loans                    19,308    6,135   13,173     10,816   6,372    4,444
Loans 90 days past due and still accruing           -        -        -         68       -       68
                                              ------------------------------------------------------
Total nonperforming loans                      19,308    6,135   13,173     10,884   6,372    4,512
Other real estate owned                           187        -      187          -       -        -
                                              ------------------------------------------------------
Total nonperforming assets                    $19,495   $6,135  $13,360    $10,884  $6,372   $4,512
                                              ======================================================
Nonperforming loans to total loans                               0.87%                        0.30%
Nonperforming assets to total assets                             0.71%                        0.24%
Allowance for loan losses to nonperforming loans                  129%                         375%


Capital Resources
The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management.

On March 11, 2004, the Board of Directors approved an increase in the maximum number of shares to be repurchased under the Company's stock repurchase plan originally announced on July 31, 2003 from 250,000 to 500,000 effective on April 9, 2004, solely to conform with the two-for-one stock split effective on April 9, 2004. The 250,000 shares originally authorized for repurchase under this plan represented approximately 3.2% of the Company's approximately 7,852,000 common shares outstanding as of July 31, 2003. This plan has no stated expiration date for the repurchases, which may occur from time to time as market conditions allow. As of June 30, 2007, the Company had repurchased 394,371 shares under this plan as adjusted for the 2-for-1 stock split paid on April 30, 2004, which left 105,629 shares available for repurchase under the plan.

The Company's primary capital resource is shareholders' equity, which was $178,600,000 at June 30, 2007. This amount represents an increase of $9,164,000 from December 31, 2006, the net result of comprehensive income for the period of $12,941,000, the issuance of common shares via the exercise of stock options for proceeds of $1,964,000, the tax effects of stock option exercises of $8,612,000, and the effect of stock option vesting of $376,000, partially offset by the retirement of common stock with an aggregate value of $2,841,000 tendered by employees, in lieu of cash, to exercise stock options, and dividends paid of $4,137,000. The Company's ratio of equity to total assets was 9.46%, 8.44%, and 8.82% as of June 30, 2007, June 30, 2006, and December 31, 2006, respectively.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

                                   At June 30,         At            Minimum
                               ---------------     December 31,    Regulatory
                               2007       2006        2006         Requirement
                               -----------------------------------------------
     Tier I Capital            10.76%     10.08%     10.44%         4.00%
     Total Capital             11.76%     11.11%     11.44%         8.00%
     Leverage ratio            11.11%      9.99%     10.49%         4.00%

The information presented under "Liquidity" at Item 3 of this Report is incorporated herein by reference.

Off-Balance Sheet Items
The Bank has certain ongoing commitments under operating and capital leases. These commitments do not significantly impact operating results. As of June 30, 2007 commitments to extend credit and commitments related to the Bank's deposit overdraft privilege product were the Bank's only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $685,589,000 and $623,133,000 at June 30, 2006 and December 31, 2006, respectively, and represent 45.5% of the total loans outstanding at June 30, 2007 versus 41.3% at December 31, 2006. Commitments related to the Bank's deposit overdraft privilege product totaled $36,528,000 and $33,290,000 at June 30, 2007 and December 31, 2006, respectively.

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

At June 30, 2007, the results of the simulations noted above indicate that given a "flat" balance sheet scenario, and if deposit rates track general interest rate changes by approximately 50%, the Company's balance sheet is slightly liability sensitive. "Liability sensitive" implies that earnings decrease when interest rates rise, and increase when interest rates decrease. The magnitude of all the simulation results noted above is within the Bank's policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

The simulation results noted above do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

At June 30, 2007 and 2006, the Company had no material derivative financial instruments.

There have been no material changes from the information regarding market risk disclosed under "Market Risk Management" at Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Liquidity
The Company's principal source of asset liquidity is federal funds sold and marketable investment securities available for sale. At June 30, 2007, federal funds sold and investment securities available for sale totaled $177,606,000, representing a decrease of $21,549,000 (10.8%) from December 31, 2006, and a decrease of $44,748,000 (20.1%) from June 30, 2006. In addition, the Company generates additional liquidity from its operating activities. The Company's profitability during the first six months of 2007 generated cash flows from operations of $16,574,000 compared to $14,323,000 during the first six months of 2006. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks. Maturities and sales of investment securities produced cash inflows of $21,664,000 and $0 respectively, during the six months ended June 30, 2007 compared to $25,997,000 and $9,780, respectively, for the six months ended June 30, 2006. During the six months ended June 30, 2007, the Company invested $0 in securities and received $1,167,000 from a net decline in loan balances, compared to investing $896,000 and $71,360,000 in securities and net loan growth, respectively, during the first six months of 2006. These changes in investment and loan balances contributed to net cash provided by investing activities of $20,895,000 during the six months ended June 30, 2007, compared to net cash used for investing activities of $38,929,000 during the six months ended June 30, 2006. Financing activities used net cash of $45,132,000 during the six months ended June 30, 2007, compared to net cash provided by financing activities of $16,856,000 during the six months ended June 30, 2006. A decrease in deposit balances accounted for an $88,270,000 use of financing funds during the six months ended June 30, 2007 compared to a $17,643,000 source of financing funds during the six months ended June 30, 2006 from an increase in deposit balances. Federal funds borrowed increased $42,500,000 in the first six months of 2007 compared to a $100,000 decrease in the first six months of 2006. Short-term other borrowings increased $5,015,000 and $2,610,000 during the six months ended June 30, 2007 and 2006, respectively. Dividends paid used $4,137,000 and $3,789,000 of cash during the six months ended June 30, 2007 and 2006, respectively. Repurchase of common stock used $470,000 and $0 of cash during the six months ended June 30, 2007 and 2006, respectively. Also, the Company's liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 4.  Controls and Procedures
The Chief Executive Officer, Richard Smith, and the Chief Financial Officer, Thomas Reddish, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2007 ("Evaluation Date"). Based on that evaluation, they concluded that as of the Evaluation Date the Company's disclosure controls and procedures are effective to allow timely communication to them of information relating to the Company and the Bank required to be disclosed in its filings with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No changes in the Company's internal control over financial reporting occurred during the first six months of 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information concerning the common stock repurchased by the Company during the second quarter of 2007 pursuant to the Company's stock repurchase plan originally announced on July 31, 2003, as amended on March 11, 2004, to conform with the Company's two-for-one stock split effective on April 9, 2004, which is discussed in more detail under "Capital Resources" in this report:


Period          (a) Total number    (b) Average price   (c) Total number of    (d) Maximum number
                of Shares purchased  paid per share     shares purchased as    of shares that may yet
                                                        part of publicly       be purchased under the
                                                        announced plans or     plans or programs
                                                        programs
-------------------------------------------------------------------------------------------------------
Apr. 1-30, 2007             -              -                 -                    105,629
May 1-31, 2007              -              -                 -                    105,629
Jun. 1-30, 2007             -              -                 -                    105,629
-------------------------------------------------------------------------------------------------------
Total                       -              -                 -                    105,629


During the quarter ended June 30, 2007, Employees tendered no shares of the Company's common stock in lieu of cash to exercise options.

Item 4 - Submission of Matters to a Vote of Security Holders

(a) The Company's Annual Meeting of Shareholders was held on May 22, 2007.

(b) and (c) The following ten directors were elected at the meeting:

                                Votes For   Votes Against/Withheld   Abstentions
     William J. Casey           12,565,089         379,342                -
     Donald J. Amaral           12,450,025         609,470                -
     Craig S. Compton           12,580,188         349,144                -
     John S.A. Hasbrook         12,458,979         591,562                -
     Michael W. Koehnen         12,623,979         261,562                -
     Donald E. Murphy           12,580,391         348,738                -
     Steve G. Nettleton         12,623,829         261,862                -
     Richard P. Smith           12,580,401         348,718                -
     Carroll R. Taresh          12,623,879         261,762                -
     Alex A. Vereschagin, Jr.   12,570,407         368,706                -

     The shareholders ratified the appointment of Moss Adams LLP as independent public accountants of the Company for 2007. 12,694,412 shares were voted for the ratification, 42,429 shares were voted against and 148,700 shares abstained.

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

                                      TRICO BANCSHARES
                                      (Registrant)

Date:  August 7, 2007                 /s/ Thomas J. Reddish
                                     -----------------------------------
                                     Thomas J. Reddish
                                     Executive Vice President and
                                     Chief Financial Officer

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


Date: August 7, 2007                    /s/ Richard P. Smith
                                        ----------------------------------------
                                        Richard P. Smith
                                        President and Chief Executive Officer

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


Date: August7, 2007                    /s/ Thomas J. Reddish
                                        ----------------------------------------
                                        Thomas J. Reddish
                                        Executive Vice President and
                                        Chief Financial Officer

Exhibit 32.1

Section 1350 Certification of CEO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Exhibit 32.2

Section 1350 Certification of CFO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Reddish, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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