Form 10-Q
period 2007-09-30
TRICO BANCSHARES /
filed 2007-11-08
CIK 356171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                  Quarterly Report Pursuant Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2007     Commission file number 0-10661
---------------------------------------------     ------------------------------

                                TRICO BANCSHARES
             (Exact name of registrant as specified in its charter)

           California                                          94-2792841
------------------------------                            -------------------
 (State or other jurisdiction                              (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                 63 Constitution Drive, Chico, California 95973
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code:  (530) 898-0300


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

Large accelerated filer      Accelerated filer  X   Non-accelerated filer
                       -----                  -----                      -----

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                             Yes           No  X
                                -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Class:  Common stock, no par value

Outstanding shares as of November 6, 2007:  15,907,550

                               TABLE OF CONTENTS

                                                                          Page

Forward-Looking Statements                                                  1

PART I - FINANCIAL INFORMATION                                              2

      Item 1 - Financial Statements                                         2

      Notes to Unaudited Condensed Consolidated Financial Statements        6

      Financial Summary                                                    16

      Item 2 - Management's Discussion and Analysis of Financial           17
      Condition and Results of Operations

      Item 3 - Quantitative and Qualitative Disclosures about Market Risk  28

      Item 4 - Controls and Procedures                                     29

PART II - OTHER INFORMATION                                                30

      Item 1 - Legal Proceedings                                           30

      Item 1A - Risk Factors                                               30

      Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds 30

      Item 6 - Exhibits                                                    31

      Signatures                                                           33

      Exhibits                                                             34

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


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data; unaudited)

                                                                At September 30,         At December 31,
                                                            2007              2006            2006
                                                      -------------------------------   -----------------
Assets:
     Cash and due from banks                              $70,791           $78,281         $102,220
     Federal funds sold                                       488             1,387              794
                                                      -------------------------------   -----------------
         Cash and cash equivalents                         71,279            79,668          103,014
     Securities available-for-sale                        239,242           209,886          198,361
     Federal Home Loan Bank stock, at cost                  8,652             8,206            8,320
     Loans, net of allowance for loan losses
         of $17,139, $16,993 and $16,914                1,517,937         1,490,166        1,492,965
     Foreclosed assets, net of allowance for
         losses of $180                                       187                 -                -
     Premises and equipment, net                           20,804            21,556           21,830
     Cash value of life insurance                          44,751            42,991           43,536
     Accrued interest receivable                            8,865             8,637            8,727
     Goodwill                                              15,519            15,519           15,519
     Other intangible assets, net                           1,298             3,361            1,666
     Other assets                                          24,989            24,014           26,028
                                                      -------------------------------   -----------------
         Total Assets                                  $1,953,523        $1,904,004       $1,919,966
                                                      ===============================   =================

Liabilities:
     Deposits:
         Noninterest-bearing demand                      $345,467          $357,754         $420,025
         Interest-bearing                               1,186,675         1,167,420        1,179,124
                                                      -------------------------------   -----------------
         Total deposits                                 1,532,142         1,525,174        1,599,149
     Federal funds purchased                               66,000           106,500           38,000
     Accrued interest payable                               6,899             7,341            7,548
     Reserve for unfunded commitments                       2,040             1,849            1,849
     Other liabilities                                     22,483            20,913           22,835
     Other borrowings                                      99,996            35,848           39,911
     Junior subordinated debt                              41,238            41,238           41,238
                                                      -------------------------------   -----------------
         Total Liabilities                              1,770,798         1,738,863        1,750,530
                                                      -------------------------------   -----------------

Commitments and contingencies
Shareholders' Equity:
     Common stock, no par value: 50,000,000 shares
         authorized; issued and outstanding:
         15,891,300 at September 30, 2007                  78,331
         15,857,107 at September 30, 2006                                    73,545
         15,857,207 at December 31, 2006                                                      73,739
     Retained earnings                                    108,022            95,203          100,218
     Accumulated other comprehensive loss, net             (3,628)           (3,607)          (4,521)
                                                      -------------------------------   -----------------
         Total Shareholders' Equity                       182,725           165,141          169,436
                                                      -------------------------------   -----------------
     Total Liabilities and Shareholders' Equity        $1,953,523        $1,904,004       $1,919,966
                                                      ===============================   =================

See accompanying notes to unaudited condensed consolidated financial statements.


                                TRICO BANCSHARES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data; unaudited)

                                          Three months ended September 30,  Nine months ended September 30,
                                                 2007            2006               2007           2006
                                         -----------------------------------------------------------------
     Interest and dividend income:
     Loans, including fees                       $30,099         $28,901         $88,404        $80,525
     Debt securities:
     Taxable                                       1,874           1,938           5,216          6,548
     Tax exempt                                      354             431           1,123          1,338
     Dividends                                       109             144             332            322
     Federal funds sold                                6               7              14             45
                                         -----------------------------------------------------------------
     Total interest income                        32,442          31,421          95,089         88,778
                                         -----------------------------------------------------------------

     Interest expense:
     Deposits                                      8,078           6,844          23,016         17,707
     Federal funds purchased                         922           1,448           2,458          3,367
     Other borrowings                                768             442           1,764          1,186
     Junior subordinated debt                        834             842           2,475          2,364
                                         ----------------------------------------------------------------
     Total interest expense                       10,602           9,576          29,713         24,624
                                         ----------------------------------------------------------------
     Net interest income                          21,840          21,845          65,376         64,154
                                         ----------------------------------------------------------------
     Provision for loan losses                       700             235           1,682          1,289
                                         ----------------------------------------------------------------
     Net interest income after provision          21,140          21,610          63,694         62,865
        for loan losses                  ----------------------------------------------------------------

     Noninterest income:
     Service charges and fees                      5,218           5,056          15,654         14,869
     Gain on sale of loans                           211             264             756            875
     Commissions on sale of non-deposit              583             447           1,633          1,529
        investment products
     Increase in cash value of life insurance        405             420           1,215          1,223
     Other                                           430             462           1,218          1,132
                                         ----------------------------------------------------------------
     Total noninterest income                      6,847           6,649          20,476         19,628
                                         ----------------------------------------------------------------

     Noninterest expense:
     Salaries and related benefits                 8,975           9,276          28,336         27,050
     Other                                         7,777           7,750          22,819         22,674
                                         ---------------------------------------------------------------
     Total noninterest expense                    16,752          17,026          51,155         49,724
                                         ----------------------------------------------------------------
     Income before income taxes                   11,235          11,233          33,015         32,769
     Provision for income taxes                    4,442           4,413          13,023         12,857
                                         ----------------------------------------------------------------
     Net income                                   $6,793          $6,820         $19,992        $19,912
                                         ================================================================

     Average shares outstanding               15,889,061      15,855,933      15,894,768     15,797,014
     Diluted average shares outstanding       16,310,631      16,365,858      16,396,615     16,378,796
     Per share data:
     Basic earnings                                 $0.43           $0.43      $1.26          $1.26
     Diluted earnings                               $0.42           $0.42      $1.22          $1.22
     Dividends paid                                 $0.13           $0.12      $0.39          $0.36

     See accompanying notes to unaudited condensed consolidated financial statements.

                                TRICO BANCSHARES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (In thousands, except share data; unaudited)

                                                                     Accumulated
                                    Shares of                            Other
                                    Common     Common    Retained   Comprehensive
                                     Stock      Stock    Earnings       Loss           Total
                                 --------------------------------------------------------------
Balance at December 31, 2005      15,707,835     $71,412     $81,906     ($3,825)     $149,493
Comprehensive income:                                                                 --------
Net income                                                    19,912                    19,912
Change in net unrealized gain on
   Securities available for sale, net                                        218           218
                                                                                      ---------
Total comprehensive income                                                              20,130
Stock option vesting                                 468                                   468
Stock options exercised              190,187       1,646                                 1,646
Tax benefit of stock options exercised               205                                   205
Repurchase of common stock           (40,915)       (186)       (923)                   (1,109)
Dividends paid ($0.24 per share)                              (5,692)                   (5,692)
                                 --------------------------------------------------------------
Balance at September 30, 2006     15,857,107     $73,545     $95,203     ($3,607)     $165,141
                                 ==============================================================

Balance at December 31, 2006      15,857,207     $73,739    $100,218     ($4,521)     $169,436
Comprehensive income:                                                                ---------
Net income                                                    19,992                    19,992
Change in net unrealized gain on
   Securities available for sale, net                                        893           893

Total comprehensive income                                                              20,885
Stock option vesting                                 579                                   579
Stock options exercised              362,100       3,863                                 3,863
Tax benefit of stock options exercised             1,707                                 1,707
Repurchase of common stock          (328,007)     (1,557)     (5,987)                   (7,544)
Dividends paid ($0.26 per share)                              (6,201)                   (6,201)
                                 --------------------------------------------------------------
Balance at September 30, 2007     15,891,300     $78,331    $108,022     ($3,628)     $182,725
                                 ==============================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                                TRICO BANCSHARES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands; unaudited)
                                                              For the nine months ended September 30,
                                                                     2007               2006
                                                              --------------------------------------
Operating activities:
Net income                                                         $19,992             $19,912
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation of property and equipment, and amortization      2,829               2,816
       Amortization of intangible assets                               367               1,046
       Provision for loan losses                                     1,682               1,289
       Amortization of investment securities premium, net              528                 689
       Originations of loans for resale                            (48,628)            (51,959)
       Proceeds from sale of loans originated for resale            48,878              52,338
       Gain on sale of loans                                          (756)               (875)
       Change in market value of mortgage servicing rights             226                 256
       Gain on sale of investments                                       -                 (12)
       Loss on disposal of fixed assets                                  5                  27
       Increase in cash value of life insurance                     (1,215)             (1,223)
       Stock option vesting expense                                    579                 468
       Change in:
         Interest receivable                                          (138)               (996)
         Interest payable                                             (649)              2,835
         Other assets and liabilities, net                           1,525              (1,392)
                                                              --------------------------------------
           Net cash provided by operating activities                23,518              25,219
                                                              --------------------------------------
Investing activities:
Proceeds from maturities of securities available-for-sale           38,954              40,208
Proceeds from sales of securities available-for-sale                     -              10,780
Purchases of securities available-for-sale                         (78,822)               (896)
Purchases of Federal Home Loan Bank stock                             (332)               (604)
Loan originations and principal collections, net                   (26,841)           (122,646)
Proceeds from sale of premises and equipment                            11                   3
Purchases of premises and equipment                                 (2,610)             (2,715)
                                                              --------------------------------------
           Net cash used by investing activities                   (69,640)            (75,870)
                                                              --------------------------------------
Financing activities:
Net (decrease) increase in deposits                                (67,007)             28,377
Net increase in Federal funds purchased                             28,000               9,700
Payments of principal on long-term other borrowings                    (51)                (44)
Proceeds from issuance of long-term other borrowings                50,000                   -
Net change in short-term other borrowings                           10,136               4,502
Repurchase of common stock                                          (2,685)                  -
Dividends paid                                                      (6,201)             (5,692)
Exercise of stock options                                              488                 537
                                                              --------------------------------------
           Net cash provided by financing activities                14,387              37,380
                                                              --------------------------------------
Net change in cash and cash equivalents                            (31,735)            (13,271)
                                                              --------------------------------------
Cash and cash equivalents and beginning of period                  103,014              92,939
                                                              --------------------------------------
Cash and cash equivalents at end of period                         $71,279             $79,668
                                                              ======================================
Supplemental disclosure of noncash activities:
Unrealized gain on securities available for sale                    $1,541                $377
Income tax benefit from stock option exercises                      $1,707                $205
Value of common stock tendered, in lieu of cash,
  to pay for exercise of stock options                              $4,859              $1,109
Supplemental disclosure of cash flow activity:
Cash paid for interest expense                                     $30,362             $21,789
Cash paid for income taxes                                         $12,300             $15,100

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

Nature of Operations
The Company operates 32 branch offices and 25 in-store branch offices in the California counties of Butte, Contra Costa, Del Norte, Fresno, Glenn, Kern, Lake, Lassen, Madera, Mendocino, Merced, Napa, Nevada, Placer, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare, Yolo and Yuba. The Company's operating policy since its inception has emphasized retail banking. Most of the Company's customers are retail customers and small to medium-sized businesses.

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

Investment Securities
The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.
During the nine months ended September 30, 2007, and throughout 2006, the Company did not have any securities classified as either held-to-maturity or trading.

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

Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors of current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. At September 30, 2007 and 2006, and December 31, 2006, the Company's balance of loans held for sale was immaterial.

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

Based on the current conditions of the loan portfolio, Management believes that the allowance for loan losses and the reserve for unfunded commitments, which collectively stand at $19,179,000 at September 30, 2007, are adequate to absorb probable losses inherent in the Company's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (dollars in thousands):


                                             Three months ended             Nine months ended
                                                September 30,                  September 30,
                                           ------------------------------------------------------
                                              2007          2006           2007           2006
                                           ------------------------------------------------------
     Allowance for loan losses:
     Balance at beginning of period         $16,999       $16,893         $16,914       $16,226
     Provision for loan losses                  700           235           1,682         1,289
     Loans charged off                         (843)         (368)         (2,333)       (1,289)
     Recoveries of previously
       charged-off loans                        283           233             876           767
                                           ------------------------------------------------------
       Net charge-offs                         (560)         (135)         (1,457)         (522)
                                           ------------------------------------------------------
     Balance at end of period               $17,139       $16,993         $17,139       $16,993
                                           ======================================================

     Reserve for unfunded commitments:
     Balance at beginning of period          $2,040        $1,849          $1,849        $1,813
     Provision for losses -
       Unfunded commitments                       -             -             191            36
                                           ------------------------------------------------------
     Balance at end of period                $2,040        $1,849          $2,040        $1,849
                                           ======================================================

     Balance at end of period:
     Allowance for loan losses                                            $17,139       $16,993
     Reserve for unfunded commitments                                       2,040         1,849
                                                                          ---------------------
     Allowance for losses                                                 $19,179       $18,842
                                                                          =====================

     As a percentage of total loans:
     Allowance for loan losses                                              1.12%          1.13%
     Reserve for unfunded commitments                                       0.13%          0.12%
                                                                          ----------------------
     Allowance for losses                                                   1.25%          1.25%
                                                                          ======================

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

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):


                                           Nine months ended September 30,
                                           -------------------------------
                                               2007              2006
                                           -------------------------------
Mortgage servicing rights:
Balance at beginning of period               $3,912            $3,638
Additions                                       506               496
Change in fair value                           (226)             (256)
                                           -------------------------------
Balance at end of period                     $4,192            $3,878
                                           ===============================
Servicing fees received                        $737              $712
Balance of loans serviced at:
     Beginning of period                   $389,636          $373,163
     End of period                         $402,806          $384,862
Weighted-average prepayment speed (CPR)        11.6%             12.1%
Discount rate                                  10.0%             10.0%

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

The following table summarizes the Company's goodwill intangible as of September 30, 2007 and December 31, 2006.

                             December 31,                          September 30,
   (Dollars in Thousands)      2006       Additions     Reductions    2007
                            ----------------------------------------------------
   Goodwill                  $15,519         -              -            $15,519
                            ====================================================

The following table summarizes the Company's core deposit intangibles as of September 30, 2007 and December 31, 2006.

                              December 31,                         September 30,
   (Dollars in Thousands)        2006      Additions     Reductions   2007
                            ----------------------------------------------------
   Core deposit intangibles    $13,643          -        ($10,278)     $3,365
   Accumulated amortization    (11,977)     $10,278          (368)     (2,067)
                            ----------------------------------------------------
   Core deposit intangibles,    $1,666      $10,278      ($10,646)     $1,298
     net                    ====================================================

Core deposit intangibles are amortized over their expected useful lives. Such lives are periodically reassessed to determine if any amortization period adjustments are indicated.

The following table summarizes the Company's estimated core deposit intangible amortization for each of the five succeeding years:

                                                 Estimated Core Deposit
                                                 Intangible Amortization
                           Years Ended            (Dollars in thousands)
                         -----------------------------------------------
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

Stock-Based Compensation
On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), using the modified-prospective transition method. Under this transition method, compensation cost recognized during the nine months ended September 30, 2007 and September 30, 2006 include: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2007 and January 1, 2006, respectively, based on the grant-date fair value and related service period estimates in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based awards granted subsequent to January 1, 2007 and January 1, 2006, respectively, based on the grant-date fair value and related service periods estimated in accordance with the provisions of SFAS 123R. Historically, stock options are the only type of share-based award granted by the Company.

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

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life, of options exercisable, options not yet exercisable, and total options outstanding as of September 30, 2007:


                                                      Currently     Currently Not     Total
(dollars in thousands except exercise price)         Exercisable     Exercisable   Outstanding
Number of options                                    1,044,077         322,354      1,366,431
Weighted average exercise price                         $12.46          $21.51         $14.59
Intrinsic value                                        $10,245            $245        $10,490
Weighted average remaining contractual term (yrs.)        4.97            8.86           5.89

The options for 322,354 shares that are not currently exercisable as of September 30, 2007 are expected to vest, on a weighted-average basis, over the next 3.04 years, and the Company is expected to recognize $1,961,000 of compensation costs related to these options as they vest.

Earnings Per Share
Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from assumed issuance. Potential common shares that may be issued by the Company relate solely from outstanding stock options, and are determined using the treasury stock method. In applying the treasury method, the Company uses the excess tax benefit that would result from the assumed issuance.

Earnings per share have been computed based on the following:

                                                         Three Months         Nine Months
                                                    Ended September 30,   Ended September 30,
(in thousands)                                         2007      2006      2007    2006
                                                   -------------------    --------------------
Net income                                         $6,793       $6,820     $19,992    $19,912

Average number of common shares outstanding        15,889       15,856      15,895     15,797
Effect of dilutive stock options                      422          510         502        582
                                                   -------------------    --------------------
Average number of common shares outstanding
   used to calculate diluted earnings per share    16,311       16,366      16,397     16,379
                                                   ====================    ===================

There were 302,050 and 42,000 options excluded from the computation of diluted earnings per share for the nine month periods ended September 30, 2007 and 2006, respectively, because the effect of these options was antidilutive.

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

The components of other comprehensive income (loss) and related tax effects are as follows:


                                                         Three Months         Nine Months
                                                    Ended September 30,   Ended September 30,
(in thousands)                                         2007      2006      2007    2006
                                                   -------------------   -------------------
Unrealized holding gains (losses) on
   available-for-sale securities                    $1,987      $3,490      $1,541     $377
Tax effect                                            (836)     (1,468)       (648)    (159)
                                                   -------------------   -------------------
Unrealized holding gains (losses) on
   available-for-sale securities, net of tax        $1,151      $2,022        $893     $218
                                                   ===================   ====================

The   components  of  accumulated   other   comprehensive   loss,   included  in
shareholders' equity, are as follows:

                                                          September 30,   December 31,
                                                            2007            2006
                                                         --------------------------
(in thousands)
Net unrealized losses on available-for-sale securities   ($2,314)         ($3,855)
Tax effect                                                   973            1,621
                                                         --------------------------
    Unrealized holding losses on
    available-for-sale securities, net of tax             (1,341)          (2,234)
                                                         --------------------------

Minimum pension liability                                 (3,946)          (3,946)
Tax effect                                                 1,659            1,659
                                                         --------------------------
   Minimum pension liability, net of tax                  (2,287)          (2,287)
                                                         --------------------------
Accumulated other comprehensive loss                     ($3,628)         ($4,521)
                                                         ==========================

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



                                                                Three Months        Nine Months
                                                             Ended September 30, Ended September 30,
                                                            ----------------------------------------
(in thousands)                                                2007       2006       2007     2006
                                                              ----       ----       ----     ----
Net pension cost included the following components:
Service cost-benefits earned during the period                $150       $139       $450     $417
Interest cost on projected benefit obligation                  146        132        438      396
Amortization of net obligation at transition                     1          1          1        2
Amortization of prior service cost                              45         50        135      150
Recognized net actuarial loss                                   28         34         84      102
                                                            ---------------------------------------
Net periodic pension cost                                     $370       $356     $1,108   $1,067
                                                            =======================================

During the nine months ended September 30, 2007 and 2006, the Company contributed and paid out as benefits $405,000 and $409,000, respectively, to participants under the plans. For the year ending December 31, 2007, the Company expects to contribute and pay out as benefits $528,000 to participants under the plans.

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

TheCompany has no other defined benefit post-retirement benefit plans. The requirement to measure plan assets and benefit obligations as of the date of the year-end statement of financial position is effective for the Company's consolidated financial statements beginning with the fiscal year ended after December 15, 2008. The Company currently uses December 31 as the measurement date for its defined benefit post-retirement benefit plans. In February 2007, the FASB issued FASB Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's consolidated financial statements.

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


                                TRICO BANCSHARES
                                Financial Summary
           (dollars in thousands, except per share amounts; unaudited)

                                                       Three months ended        Nine months ended
                                                         September 30,             September 30,
                                                ----------------------------------------------------------
                                                      2007            2006         2007          2006
                                                ----------------------------------------------------------
Net Interest Income (FTE)                         22,031           22,077        66,005         $64,903
Provision for loan losses                            700              235         1,682           1,289
Noninterest income                                 6,847            6,649        20,476          19,628
Noninterest expense                               16,752           17,026        51,155          49,724
Provision for income taxes (FTE)                   4,633            4,645        13,652          13,606
                                                ----------------------------------------------------------
     Net income                                   $6,793           $6,820       $19,992         $19,912
                                                ==========================================================

Earnings per share:
     Basic                                        $0.43             $0.43         $1.26          $1.26
     Diluted                                      $0.42             $0.42         $1.22          $1.22
Per share:
     Dividends paid                               $0.13             $0.12         $0.39          $0.36
     Book value at period end                    $11.50            $10.41
     Tangible book value at period end           $10.44             $9.22

Average common shares outstanding                15,889            15,856        15,895         15,797
Average diluted shares outstanding               16,311            16,366        16,397         16,379
Shares outstanding at period end                 15,891            15,857
At period end:
     Loans, net                              $1,517,937        $1,490,166
     Total assets                             1,953,523         1,904,004
     Total deposits                           1,532,142         1,525,174
     Other borrowings                            99,996            35,848
     Junior subordinated debt                    41,238            41,238
     Shareholders' equity                       182,725          $165,141
Financial Ratios:
During the period (annualized):
      Return on assets                             1.44%             1.45%         1.42%          1.43%
      Return on equity                            14.92%            16.64%        14.94%         16.75%
      Net interest margin(1)                       5.12%             5.19%         5.16%          5.17%
      Net loan charge-offs to average loans        0.15%             0.04%         0.13%          0.05%
      Efficiency ratio(1)                         58.01%            59.27%         59.15%        58.82%
At Period End:
      Equity to assets                             9.35%            8.67%
      Total capital to risk assets                11.66%           11.08%
      Allowance for losses to loans(2)             1.25%            1.25%

(1) Fully taxable equivalent (FTE)
(2) Allowance for losses includes allowance for loan losses and reserve for unfunded commitments.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

As TriCo Bancshares (the "Company") has not commenced any business operations independent of Tri Counties Bank (the "Bank"), the following discussion pertains primarily to the Bank. Average balances, including such balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company. Within Management's Discussion and Analysis of Financial Condition and Results of Operations, interest income and net interest income are generally presented on a fully tax-equivalent (FTE) basis. The presentation of interest income and net interest income on a FTE basis is a common practice within the banking industry. Interest income and net interest income are shown on a non-FTE basis throughout Part I - Financial Information of this Form 10-Q, and a reconciliation of the FTE and non-FTE presentations is provided below in the discussion of net interest income.

Critical Accounting Policies and Estimates
The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, intangible assets, and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. (See "Allowance for Loan Losses" in Part I, Item 1, for a more detailed discussion).

Results of Operations
The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company and the Bank's financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the unaudited condensed consolidated financial statements of the Company and the Notes thereto at Part I, Item 1, of this Form 10-Q.

Following is a summary of the components of fully taxable equivalent ("FTE") net income for the periods indicated (dollars in thousands):

                                   Three months ended         Nine months ended
                                      Spetember 30,              September 30,
                                 -----------------------------------------------
                                  2007          2006           2007       2006
                                 -----------------------------------------------
Net Interest Income (FTE)        $22,031     $22,077         $66,005    $64,903
Provision for loan losses            700         235           1,682      1,289
Noninterest income                 6,847       6,649          20,476     19,628
Noninterest expense               16,752      17,026          51,155     49,724
Provision for income taxes (FTE)   4,633       4,645          13,652     13,606
                                 -----------------------------------------------
Net income                        $6,793      $6,820         $19,992    $19,912
                                 ===============================================

The Company had quarterly earnings of $6,793,000, or $0.42 per diluted share, for the three months ended September 30, 2007. These results represent no change from the $0.42 earnings per diluted share reported for the three months ended September 30, 2006 on earnings of $6,820,000.

The Company reported earnings of $19,992,000, or $1.22 per diluted share, for the nine months ended September 30, 2007. These results represent no change from the $1.22 earnings per diluted share reported for the nine months ended September 30, 2006 on earnings of $19,912,000.

Net Interest Income
Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

                                Three months ended             Nine months ended
                                   September 30,                 September 30,
                                ------------------------------------------------
                                 2007         2006         2007         2006
                                ------------------------------------------------
   Interest income              $32,442      $31,421       $95,089      $88,778
   Interest expense             (10,602)      (9,576)      (29,713)     (24,624)
   FTE adjustment                   191          232           629          749
                                ------------------------------------------------
      Net interest income (FTE) $22,031      $22,077       $66,005      $64,903
                                ================================================
   Average interest-earning  $1,721,547   $1,701,166    $1,704,342   $1,675,027
     assets
   Net interest margin (FTE)      5.12%         5.19%         5.16%        5.17%

The Company's primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense in interest-bearing liabilities.

Net interest income (FTE) during the third quarter of 2007 decreased $46,000 (0.2%) from the same period in 2006 to $22,031,000. The decrease in net interest income (FTE) was due to a 0.07% decrease in net interest margin (FTE) to 5.12% that was substantially offset by a $20,381,000 (1.2%) increase in average balances of interest-earning assets to $1,721,547,000.

Net interest income (FTE) during the first nine months of 2007 increased $1,102,000 (1.7%) from the same period in 2006 to $66,005,000. The increase in net interest income (FTE) was due to a $29,315,000 (1.8%) increase in average balances of interest-earning assets to $1,704,342,000 that was partially offset by a 0.01% decrease in net interest margin (FTE) to 5.16%.


Interest and Fee Income
Interest and fee income (FTE) for the third quarter of 2007 increased $980,000 (3.1%) from the third quarter of 2006. The increase was due to a $20,381,000 (1.2%) increase in average interest-earning assets to $1,721,547,000 and a 0.14% increase in the yield on those average interest-earning assets to 7.58%. The growth in interest-earning assets was due to a $39,868,000 (2.7%) increase in average loan balances to $1,517,419,000 that was partially offset by a decrease of $19,358,000 (8.7%) in average balances of investments to $203,673,000. The increase in the yield on average interest-earning assets was mainly due to a 0.11% increase in yield on loans to 7.93% and a change in the mix of earning assets from lower-earning investments towards higher-earning loans.

Interest and fee income (FTE) for the nine months ended September 30, 2007 increased $6,191,000 (6.9%) from the same period of 2006. The increase was the net effect of a $29,315,000 (1.8%) increase in average interest-earning assets to $1,704,342,000 and a 0.36% increase in the yield on those average interest-earning assets to 7.49%. The growth in interest-earning assets was due to a $74,661,000 (5.2%) increase in average loan balances to $1,504,865,000 that was partially offset by a decrease of $44,491,000 (18.3%) in average balances of investments to $199,099,000. The increase in the yield on average interest-earning assets was mainly due to a 0.32% increase in yield on loans to 7.83% and a change in the mix of earning assets from lower-earning investments towards higher-earning loans.

Interest Expense
Interest expense increased $1,026,000 (10.7%) to $10,602,000 in the third quarter of 2007 compared to the year-ago quarter. The average balance of interest-bearing liabilities decreased $3,648,000 (0.3%) to $1,333,948,000 in the third quarter compared to the year-ago quarter. The decrease in the average balance of interest-bearing liabilities was concentrated in Federal funds purchased (down $36,600,000 or 34.1%) and demand deposits (down $11,337,000 or 4.9%). In addition, the average balance of other borrowings and savings deposits increased $28,655,000 (78.9%) and $10,969,000 (2.9%), respectively, from the year-ago quarter. The average rate paid on interest-bearing liabilities in the quarter ended September 30, 2007 increased 0.32% to 3.18% compared to the year-ago quarter as a result of increases in market interest rates and changes in the mix of interest-bearing liabilities towards higher paying liabilities.

Interest expense increased $5,089,000 (20.7%) to $29,713,000 for the nine months ended September 30, 2007 compared to the year-ago nine month period. The average balance of interest-bearing liabilities decreased $1,902,000 (0.1%) to $1,313,548,000 for the nine months ended September 30, 2007 compared to the year-ago period. The decrease in interest-bearing liabilities was concentrated in Federal funds purchased (down $27,477,000 or 30.7%), savings deposits (down $19,733,000 or 4.9%) and demand deposits (down $14,983,000 or 6.2%). In addition, for the nine months ended September 30, 2007, the average balance of time deposits and other borrowings increased $44,190,000 (8.7%) and $16,101,000 (48.0%), respectively, from the year-ago period. The average rate paid on interest-bearing liabilities in the nine month period ended September 30, 2007 increased 0.52% to 3.02% compared to the year-ago period as a result of increases in market interest rates and changes in the mix of interest-bearing liabilities towards higher paying liabilities.

Net Interest Margin (FTE)
The following table summarizes the components of the Company's net interest margin for the periods indicated:

                                     Three months ended        Nine months ended
                                        September 30,              September 30,
                                     -------------------------------------------
                                      2007         2006         2007       2006
                                     -------------------------------------------
Yield on interest-earning assets      7.58%        7.44%        7.49%      7.13%
Rate paid on interest-bearing
     Liabilities                      3.18%        2.86%        3.02%      2.50%
                                     -------------------------------------------
     Net interest spread              4.40%        4.58%        4.47%      4.63%
Impact of all other net
     noninterest-bearing funds        0.72%        0.61%        0.69%      0.54%
                                     -------------------------------------------
        Net interest margin           5.12%        5.19%        5.16%      5.17%
                                     ===========================================

Net interest margin for the three months ended September 30, 2007 decreased 0.07% compared to the three months ended September 30, 2006. This decrease in net interest margin was mainly due to an 0.11% increase in the impact of net noninterest-bearing funds to 0.72% from 0.61% in the year-ago three month period that was more than offset by a 0.18% decrease in net interest spread as the average yield on interest-earning assets increased 0.14% while the average rate paid on interest-bearing liabilities increased 0.32% from the year-ago three month period.

Net interest margin for the nine months ended September 30, 2007 decreased 0.01% compared to the nine months ended September 30, 2006. This decrease in net interest margin was mainly due to a 0.15% increase in the impact of net noninterest-bearing funds to 0.69% from 0.54% in the year-ago nine month period that was more than offset by a 0.16% decrease in net interest spread as the average yield on interest-earning assets increased 0.36% while the average rate paid on interest-bearing liabilities increased 0.52% from the year-ago three month period.

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


                                                          For the three months ended
                                       ----------------------------------------------------------------
                                           September 30, 2007                   September 30, 2006
                                       -----------------------------    -------------------------------
                                                   Interest    Rates               Interest    Rates
                                         Average   Income/    Earned     Average   Income/    Earned
                                         Balance   Expense     Paid      Balance   Expense     Paid
                                       -----------------------------    ------------------------------
Assets:
Loans                                  $1,517,419  $30,099    7.93%     $1,477,551 $28,901     7.82%
Investment securities - taxable           174,472    1,983    4.55%        188,021   2,082     4.43%
Investment securities - nontaxable         29,201      545    7.47%         35,010     663     7.58%
Federal funds sold                            455        6    5.27%            584       7     4.79%
                                       -----------------------------    ------------------------------
Total interest-earning assets           1,721,547   32,633    7.58%      1,701,166  31,653     7.44%
                                                    ------                          ------
Other assets                              170,445                          178,863
                                          -------                          -------
Total assets                           $1,891,992                       $1,880,029
                                       ==========                       ==========
Liabilities and shareholders' equity:
Interest-bearing demand deposits         $220,582      114    0.21%       $231,919     118     0.20%
Savings deposits                          388,315    1,761    1.81%        377,346     906     0.96%
Time deposits                             548,229    6,203    4.53%        543,564   5,820     4.28%
Federal funds purchased                    70,602      922    5.22%        107,202   1,448     5.40%
Other borrowings                           64,982      768    4.73%         36,327     442     4.87%
Junior subordinated debt                   41,238      834    8.09%         41,238     842     8.17%
                                       -----------------------------    ------------------------------
Total interest-bearing liabilities      1,333,948   10,602    3.18%      1,337,596   9,576     2.86%
                                                    ------                          ------
Noninterest-bearing deposits              342,667                          348,801
Other liabilities                                   33,297                              29,713
Shareholders' equity                      182,080                          163,919
                                          -------                          -------
Total liabilities and shareholders'    $1,891,992                       $1,880,029
  equity                               ==========                       ==========
Net interest spread(1)                                        4.40%                            4.58%
Net interest income and interest margin(2)         $22,031    5.12%                $22,077     5.19%
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


                                                           For the nine months ended
                                       ---------------------------------------------------------------
                                           September 30, 2007                 September 30, 2006
                                       -----------------------------    ------------------------------
                                                   Interest    Rates               Interest    Rates
                                         Average   Income/    Earned     Average   Income/    Earned
                                         Balance   Expense     Paid      Balance   Expense     Paid
                                       -----------------------------    ------------------------------
Assets:
Loans                                  $1,504,865  $88,404    7.83%     $1,430,204 $80,525     7.51%
Investment securities - taxable           168,363    5,548    4.39%        208,667   6,870     4.39%
Investment securities - nontaxable         30,736    1,752    7.60%         34,923   2,087     7.97%
Federal funds sold                            378       14    4.94%          1,233      45     4.87%
                                       ----------------------------     ------------------------------

Total interest-earning assets           1,704,342   95,718    7.49%      1,675,027  89,527     7.13%
                                                   -------                         -------
Other assets                              171,978                          176,118
                                          -------                          -------
Total assets                           $1,876,320                       $1,851,145
                                       ==========                       ==========
Liabilities and shareholders' equity:
Interest-bearing demand deposits         $225,402      343    0.20%       $240,385     362     0.20%
Savings deposits                          384,366    4,418    1.53%        404,099   2,562     0.85%
Time deposits                             550,783   18,255    4.42%        506,593  14,783     3.89%
Federal funds purchased                    62,115    2,458    5.28%         89,592   3,367     5.01%
Other borrowings                           49,644    1,764    4.74%         33,543   1,186     4.71%
Junior subordinated debt                   41,238    2,475    8.00%         41,238   2,364     7.64%
                                       ----------------------------     -----------------------------
Total interest-bearing liabilities      1,313,548   29,713    3.02%      1,315,450  24,624     2.50%
                                                   -------                         -------
Noninterest-bearing deposits              351,050                          348,278
Other liabilities                                   33,309                              28,867
Shareholders' equity                      178,413                          158,550
                                       ----------                       -----------
Total liabilities and shareholders'    $1,876,320                       $1,851,145
  equity                               ==========                       ===========
Net interest spread(1)                                        4.47%                            4.63%
Net interest income and interest margin(2)         $66,005    5.16%                 64,903     5.17%
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

                                           Three months ended September 30, 2007
                                                 compared with three months
                                                  ended September 30, 2006
                                           -------------------------------------
                                               Volume        Rate        Total
                                           -------------------------------------
Increase (decrease) in interest income:
Loans                                            $779        $419      $1,198
Investment securities                            (260)         43        (217)
Federal funds sold                                 (2)          1          (1)
                                           -------------------------------------
   Total interest-earning assets                  517         463         980
                                           -------------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits                   (6)          2          (4)
Savings deposits                                   26         829         855
Time deposits                                      50         333         383
Federal funds purchased                          (494)        (32)       (526)
Other borrowings                                  349         (23)        326
Junior subordinated debt                            -          (8)         (8)
                                           -------------------------------------
   Total interest-bearing liabilities             (75)      1,101       1,026
                                           -------------------------------------
Increase in Net Interest Income                  $592       ($638)       ($46)
                                           =====================================


                                           Nine  months ended September 30, 2007
                                            compared with nine months ended
                                                  September 30, 2006
                                          --------------------------------------
                                           Volume           Rate           Total
                                          --------------------------------------
Increase (decrease) in interest income:
Loans                                      $4,205         $3,674         $7,879
Investment securities                      (1,577)           (80)        (1,657)
Federal funds sold                            (31)             -            (31)
                                          --------------------------------------
   Total interest-earning assets            2,597          3,594          6,191
                                          --------------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits              (22)             3            (19)
Savings deposits                             (126)         1,982          1,856
Time deposits                               1,289          2,183          3,472
Federal funds purchased                    (1,032)           123           (909)
Other borrowings                              569              9            578
Junior subordinated debt                        -            111            111
                                          --------------------------------------
   Total interest-bearing liabilities         678          4,411          5,089
                                          --------------------------------------
Increase in Net Interest Income            $1,919          ($817)        $1,102
                                          ======================================

Provision for Loan Losses
The Company provided $700,000 for loan losses in the third quarter of 2007 versus $235,000 in the third quarter of 2006. During the third quarter of 2007, the Company recorded $560,000 of net loan charge-offs versus $135,000 of net loan charge-offs in the year earlier quarter.

The Company provided $1,682,000 for loan losses during the nine months ended September 30, 2007 versus $1,289,000 during the nine months ended September 30, 2006. During the nine months ended September 30, 2007, the Company recorded $1,457,000 of net loan charge-offs versus $522,000 of net loan charge-offs in the year earlier nine-month period.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).


                                                     Three months ended             Nine months ended
                                                        September 30,                  September 30,
                                                   ---------------------------------------------------
                                                     2007          2006            2007          2006
                                                   ---------------------------------------------------
      Service charges on deposit accounts           $3,819        $3,703         $11,236       $10,883
     ATM fees and interchange                        1,016           927           3,011         2,641
     Other service fees                                523           544           1,633         1,601
     Change in value of mortgage servicing rights     (141)         (118)           (226)         (256)
     Gain on sale of loans                             211           264             756           875
     Commissions on sale of
       nondeposit investment products                  583           447           1,633         1,529
     Increase in cash value of life insurance          405           420           1,215         1,223
     Gain on sale of investments                         -             -               -            12
     Other noninterest income                          431           462           1,218         1,120
                                                   ----------------------------------------------------
     Total noninterest income                       $6,847        $6,649         $20,476       $19,628
                                                   ====================================================

Noninterest income for the third quarter of 2007 increased $198,000 (3.0%) from the year-ago quarter. The increase in noninterest income from the year-ago quarter was mainly due to a $136,000 (30.4%) increase in commissions on sale of nondeposit investment products to $583,000, a $116,000 (3.1%) increase in service charges on deposit accounts to $3,819,000, and an $89,000 (9.6%) increase in ATM fees and interchange to $1,016,000, that were partially offset by a $53,000 (20.1%) decrease in gain on sale of loans to $211,000. The increase in commissions on sale of nondeposit investment products was primarily due to improved market conditions and increased resources focused in this area. The increase in service charges on deposit accounts was primarily due to growth in customer count. The increase in ATM fees and interchange was due to growth in customer count and expansion of ATM network as part of new branch openings. The decrease in gain on sale of loans is due to a slowdown in residential mortgage refinance activity.

Noninterest  income for the nine  months  ended  September  30,  2007  increased
$848,000 (4.3%) to $20,476,000 from the same period in 2006. The increase in noninterest income from the year-ago nine months ended September 30, 2006 was mainly due mainly due to a $104,000 (6.8%) increase in commissions on sale of nondeposit investment products to $1,633,000, a $353,000 (3.2%) increase in service charges on deposit accounts to $11,236,000, and a $370,000 (14.0%) increase in ATM fees and interchange to $3,011,000, that were partially offset by a $119,000 (13.6%) decrease in gain on sale of loans to $756,000. The increase in commissions on sale of nondeposit investment products was primarily due to improved market conditions and increased resources focused in this area. The increase in service charges on deposit accounts was primarily due to growth in customer count. The increase in ATM fees and interchange was due to growth in customer count and expansion of ATM network as part of new branch openings. The decrease in gain on sale of loans is due to a slowdown in residential mortgage refinance activity.

Noninterest Expense
The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).


                                                 Three months ended             Nine months ended
                                                    September 30,                  September 30,
                                               ----------------------------------------------------
                                                 2007          2006            2007          2006
                                               ----------------------------------------------------
     Salaries & benefits                     $8,975        $9,276         $28,336       $27,050
     Occupancy                                1,178         1,170           3,526         3,298
     Equipment                                1,052         1,018           3,222         3,187
     Advertising and marketing                  620           655           1,624         1,628
     Data processing and software               564           453           1,482         1,259
     ATM network charges                        463           475           1,389         1,375
     Telecommunications                         412           380           1,240         1,165
     Professional fees                          408           375           1,217         1,265
     Courier service                            285           312             867           925
     Postage                                    178           261             602           753
     Operational losses                         128            89             313           218
     Intangible amortization                    122           350             367         1,046
     Assessments                                 82            83             247           243
     Other                                    2,285         2,129           6,723         6,312
                                            -----------------------------------------------------
     Total                                  $16,752       $17,026         $51,155       $49,724
                                            =====================================================
     Average full time equivalent staff         646           630             636           619
     Noninterest expense to revenue (FTE)     58.01%        59.27%         59.12%         59.82%

Noninterest expense for the third quarter of 2007 decreased $274,000 (1.6%) compared to the third quarter of 2006. Salaries and benefits expense decreased $301,000 (3.2%) to $8,975,000. The decrease in salaries and benefits expense was mainly due to reduced commission and incentive expense that was partially offset by annual salary increases, and new employees at the Company's recently opened branches. The reduced commission and incentive expense was due to the Company's employees not earning certain bonus and incentive compensation which is tied to the Company satisfying internal targeted performance goals. The Company did not meet such goals for the third quarter of 2007 and thus did not incur the related compensation expense. Intangible amortization decreased $228,000 (65%) to $122,000 during the third quarter of 2007 as the core deposit intangible related to the purchase of several branches in 1997 became fully amortized in the fourth quarter of 2006.

Noninterest expense for the nine months ended September 30, 2007 increased $1,431,000 (2.9%) compared to the nine months ended September 30, 2006. Salaries and benefits expense increased $1,286,000 (4.8%) to $28,336,000. The increase in salaries and benefits expense was mainly due to annual salary increases and new employees at the Company's recently opened branches that were partially offset by reduced commission and incentive expense. Intangible amortization decreased $679,000 (65%) to $367,000 during the nine months ended September 30, 2007 as the core deposit intangible related to the purchase of several branches in 1997 became fully amortized in the fourth quarter of 2006.

Provision for Income Tax
The effective tax rate for the three months ended September 30, 2007 was 39.5% compared to 39.3% for the three months ended September 30, 2006. The effective tax rate for the nine months ended September 30, 2007 was 39.2% and reflects no change from 39.2% for the nine months ended September 30, 2006. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly from increase in cash value of life insurance, tax-exempt loans and state and municipal securities.

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

The following is a summary of classified assets on the dates indicated (dollars in thousands):

                            At September 30, 2007         At December 31, 2006
                          -------------------------   --------------------------
                            Gross Guaranteed  Net       Gross Guaranteed   Net
                          -------------------------   --------------------------
Classified loans          $18,982   $6,114  $12,868    $13,116  $6,514   $6,602
Other classified assets       187        -      187          -       -        -
                          ------------------------------------------------------
Total classified assets   $19,169   $6,114  $13,055    $13,116  $6,514   $6,602
                          ======================================================
Allowance for loan losses/classified loans    133.2%                      256.2%

Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies at September 30, 2007, increased $ 6,453,000 (97.7%) to $ 13,055,000 from $6,602,000 at December 31, 2006.

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

Interest income on nonaccrual loans, which would have been recognized during the nine months, ended September 30, 2007, if all such loans had been current in accordance with their original terms, totaled $1,112,000. Interest income actually recognized on these loans during the nine months ended September 30, 2007 was $650,000.

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

As shown in the following table, total nonperforming assets net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, increased $3,182,000 (70.5%) to $7,694,000 during the first nine months of 2007. Nonperforming assets net of guarantees represent 0.39% of total assets. All nonaccrual loans are considered to be impaired when determining the need for a specific valuation allowance. The Company continues to make a concerted effort to work problem and potential problem loans to reduce risk of loss.

 (dollars in thousands):
                                                 At September 30, 2007         At December 31, 2006
                                              -------------------------    -------------------------
                                                Gross Guaranteed  Net       Gross Guaranteed   Net
                                              ------------------------------------------------------
Performing nonaccrual loans                    $9,521   $5,980   $3,541    $10,255  $6,372   $3,883
Nonperforming, nonaccrual loans                 3,952        -    3,952        561       -      561
                                              ------------------------------------------------------
     Total nonaccrual loans                    13,473    5,980    7,493     10,816   6,372    4,444
Loans 90 days past due and still accruing          14        -       14         68       -       68
                                              ------------------------------------------------------
Total nonperforming loans                      13,487    5,980    7,507     10,884   6,372    4,512
Other real estate owned                           187        -      187          -       -        -
                                              ------------------------------------------------------
Total nonperforming assets                    $13,674   $5,980   $7,694    $10,884  $6,372   $4,512
                                              ======================================================
Nonperforming loans to total loans                               0.49%                        0.30%
Nonperforming assets to total assets                             0.39%                        0.24%
Allowance for loan losses to nonperforming loans                  228%                        375%

Capital Resources
The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management.

On August 21, 2007, the Company announced the completion of its stock repurchase plan originally adopted on July 31, 2003 and amended on April 9, 2004. Under this plan, the Company repurchased a total of 500,000 shares of its common stock with the final 105,629 shares being repurchased during August 2007 at an average price of $20.97 per share.

Also on August 21, 2007, the Board of Directors adopted a new plan to repurchase, as conditions warrant, up to 500,000 shares of the Company's common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this new stock repurchase plan represented approximately 3.2% of the Company's 15,814,662 outstanding common shares as of August 21, 2007. This new stock repurchase plan has no expiration date.

The Company's primary capital resource is shareholders' equity, which was $182,725,000 at September 30, 2007. This amount represents an increase of $13,289,000 from December 31, 2006, the net result of comprehensive income for the period of $20,885,000, the issuance of common shares via the exercise of stock options for proceeds of $3,863,000, the tax effects of stock option exercises of $1,707,000, and the effect of stock option vesting of $579,000, partially offset by the repurchase of common stock with an aggregate value of $2,685,000, the retirement of common stock with an aggregate value of $4,859,000 tendered by employees, in lieu of cash, to exercise stock options, and dividends paid of $6,201,000. The Company's ratio of equity to total assets was 9.35%, 8.67%, and 8.82% as of September 30, 2007, September 30, 2006, and December 31, 2006, respectively.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

                                At September 30,       At            Minimum
                               -----------------   December 31,    Regulatory
                               2007       2006        2006         Requirement
                               -----------------------------------------------
     Tier I Capital            10.68%     10.07%     10.44%           4.00%
     Total Capital             11.66%     11.08%     11.44%           8.00%
     Leverage ratio            11.28%     10.13%     10.49%           4.00%

The information presented under "Liquidity" at Item 3 of this Report is incorporated herein by reference.

Off-Balance Sheet Items
The Bank has certain ongoing commitments under operating and capital leases. These commitments do not significantly impact operating results. As of September 30, 2007 commitments to extend credit and commitments related to the Bank's deposit overdraft privilege product were the Bank's only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $ 695,913,000 and $623,133,000 at September 30, 2007 and December 31, 2006, respectively, and represent 45.3% of the total loans outstanding at September 30, 2007 versus 41.3% at December 31, 2006. Commitments related to the Bank's deposit overdraft privilege product totaled $33,596,000 and $33,290,000 at September 30, 2007 and December 31, 2006,
respectively.

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

At September 30, 2007, the results of the simulations noted above indicate that given a "flat" balance sheet scenario, and if deposit rates track general interest rate changes by approximately 50%, the Company's balance sheet is slightly liability sensitive. "Liability sensitive" implies that earnings decrease when interest rates rise, and increase when interest rates decrease. The magnitude of all the simulation results noted above is within the Bank's policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

The simulation results noted above do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

At September 30, 2007 and 2006, the Company had no material derivative financial instruments.

There have been no material changes from the information regarding market risk disclosed under Market Risk Management" at Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Liquidity
The Company's principal source of asset liquidity is federal funds sold and marketable investment securities available for sale. At September 30, 2007, federal funds sold and investment securities available for sale totaled $239,730,000, representing an increase of $40,575,000 (20.4%) from December 31, 2006, and an increase of $28,457,000 (13.5%) from September 30, 2006. In addition, the Company generates additional liquidity from its operating activities. The Company's profitability during the first nine months of 2007 generated cash flows from operations of $23,518,000 compared to $25,219,000 during the first nine months of 2006. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks. Maturities and sales of investment securities produced cash inflows of $38,954,000 and $0 respectively, during the nine months ended September 30, 2007 compared to $40,208,000 and $10,780, respectively, for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, the Company invested $78,822,000 in securities and $26,841,000 in net loan growth, compared to investing $896,000 and $122,648,000 in securities and net loan growth, respectively, during the first nine months of 2006. These changes in investment and loan balances contributed to net cash used by investing activities of $69,640,000 and $75,870,000 during the nine months ended September 30, 2007 and 2006, respectively. Financing activities provided net cash of $14,387,000 and $37,380 during the nine months ended September 30, 2007 and 2006, respectively. A decrease in deposit balances accounted for a $67,007,000 use of financing funds during the nine months ended September 30, 2007 compared to a $28,377,000 source of financing funds during the nine months ended September 30, 2006 from an increase in deposit balances. Federal funds borrowed increased $28,000,000 and $9,700,000 in the first nine months of 2007 and 2006, respectively. The issuance of long-term other borrowings provided $50,000,000 and $0 of cash during the nine months ended September 30, 2007 and 2006, respectively. Increases in short-term other borrowings provided $10,136,000 and $4,502,000 of cash during the nine months ended September 30, 2007 and 2006, respectively. Dividends paid used $6,201,000 and $5,692,000 of cash during the nine months ended September 30, 2007 and 2006, respectively. Repurchase of common stock used $2,685,000 and $0 of cash during the nine months ended September 30, 2007 and 2006, respectively. Also, the Company's liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 4.  Controls and Procedures
The Chief Executive Officer, Richard Smith, and the Chief Financial Officer, Thomas Reddish, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2007 ("Evaluation Date"). Based on that evaluation, they concluded that as of the Evaluation Date the Company's disclosure controls and procedures are effective to allow timely communication to them of information relating to the Company and the Bank required to be disclosed in its filings with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No changes in the Company's internal control over financial reporting occurred during the first nine months of 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information concerning the common stock repurchased by the Company during the third quarter of 2007 pursuant to (i) the Company's stock repurchase plan originally announced on July 31, 2003, as amended on March 11, 2004, to conform with the Company's two-for-one stock split effective on April 9, 2004, and (ii) the Company's stock repurchase plan originally announced on August 21, 2007 which are discussed in more detail under "Capital Resources" at
Part I, Item 2, of this report:


Period          (a) Total number    (b) Average price   (c) Total number of    (d) Maximum number
                of Shares purchased  paid per share     shares purchased as    of shares that may yet
                                                        part of publicly       be purchased under the
                                                        announced plans or     plans or programs
                                                        programs
-------------------------------------------------------------------------------------------------------
Jul. 1-31, 2007             -              -                     -                 105,629
Aug. 1-31, 2007       105,629            $20.97            105,629                 500,000
Sep. 1-30, 2007             -                 -                  -                 500,000
--------------------------------------------------------------------------------------------------------
Total                 105,629            $20.97            105,629                 500,000

During the quarter ended September 30, 2007, employees tendered 202,378 shares of the Company's common stock with an aggregate value of $4,859,000, in lieu of cash, to exercise stock options.

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

10.1* Rights Agreement dated June 25, 2001, between TriCo and Mellon Investor Services LLC filed as Exhibit 1 to TriCo's Form 8-A dated July 25, 2001.

10.2* Form of Change of Control Agreement dated as of August 23, 2005, between TriCo, Tri Counties Bank and each of Dan Bailey, Bruce Belton, Craig Carney, Gary Coelho, W.R. Hagstrom, Rick Miller, Richard
          O'Sullivan, Thomas Reddish, and Ray Rios filed as Exhibit 10.2 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

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

10.18* Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of Dan Bailey, W.R. Hagstrom, Craig Carney, Richard Miller, Raymond Rios, Richard O'Sullivan, Thomas Reddish, and Richard Smith filed as Exhibit 10.21 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

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

                                TRICO BANCSHARES
                                  (Registrant)


Date:  November 6, 2007     /s/ Thomas J. Reddish
                            ------------------------
                            Thomas J. Reddish
                            Executive Vice President and
                            Chief Financial Officer

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



Date: November 6, 2007                  /s/ Richard P. Smith
                                        -------------------------------------
                                        Richard P. Smith
                                        President and Chief Executive Officer

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



Date: November 6, 2007                     /s/ Thomas J. Reddish
                                           ------------------------------------
                                           Thomas J. Reddish
                                           Executive Vice President and
                                           Chief Financial Officer

Exhibit 32.1

Section 1350 Certification of CEO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Exhibit 32.2

Section 1350 Certification of CFO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Reddish, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
          ( 2) The information  contained in the Report fairly presents,  in all material respects, the financial condition and results of operations of the Company.

          /s/ Thomas J. Reddish
          ----------------------------------------------------
          Thomas J. Reddish
          Executive Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to TriCo Bancshares and will be retained by TriCo Bancshares and furnished to the Securities and Exchange Commission or its staff upon request.