Form 10-K
period 2007-12-31
TRICO BANCSHARES /
filed 2008-03-13
CIK 356171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year                               Commission File Number 0-10661
ended December 31, 2007
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


Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Act (check one).

 Large accelerated filer -----      Accelerated filer    X
                                                      -----
 Non-accelerated filer  -----      Smaller reporting company -----

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                YES      NO   X
                                   -----    -----

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of March 7, 2008, was approximately $182,342,000 (based on the closing sales price of the Registrant's common stock on the date). This computation excludes a total of 4,398,226 shares that are beneficially owned by the officers and directors of Registrant who may be deemed to be the affiliates of Registrant under applicable rules of the Securities and Exchange Commission.

The number of shares outstanding of Registrant's common stock, as of March 7, 2008, was 15,744,950 shares of common stock, without par value.

The following documents are incorporated herein by reference into Part III of this Form 10-K: Registrant's Proxy Statement for use in connection with its 2008 Annual Meeting of Shareholders. Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

                                TABLE OF CONTENTS

                                                                     Page Number
PART I

Item 1        Business                                                       2
Item 1A       Risk Factors                                                  10
Item 1B       Unresolved Staff Comments                                     17
Item 2        Properties                                                    17
Item 3        Legal Proceedings                                             17
Item 4        Submission of Matters to a Vote of Security Holders           17

PART II

Item 5        Market for Registrant's Common Equity, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities          18
Item 6        Selected Financial Data                                       20
Item 7        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              21
Item 7A       Quantitative and Qualitative Disclosures About Market Risk    40
Item 8        Financial Statements and Supplementary Data                   41
Item 9        Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                        75
Item 9A       Controls and Procedures                                       75
Item 9B       Other Information                                             76

PART III

Item 10       Directors, Executive Officers and Corporate Governance        77
Item 11       Executive Compensation                                        77
Item 12       Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters              77
Item 13       Certain Relationships and Related Transactions,
              and Director Independence                                     77
Item 14       Principal Accountant Fees and Services                        77

PART IV

Item 15       Exhibits and Financial Statement Schedules                    77

              Signatures                                                    81

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

Business of Tri Counties Bank

Tri Counties Bank was incorporated as a California banking corporation on June 26, 1974, and received its certificate of authority to begin banking operations on March 11, 1975. Tri Counties Bank engages in the general commercial banking business in the California counties of Butte, Contra Costa, Del Norte, Fresno, Glenn, Kern, Lake, Lassen, Madera, Mendocino, Merced, Napa, Nevada, Placer, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare, Yolo and Yuba. Tri Counties Bank currently operates from 32 traditional branches and 25 in-store branches.

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

The Bank has emphasized retail banking since it opened. Most of the Bank's customers are retail customers and small to medium-sized businesses. The Bank emphasizes serving the needs of local businesses, farmers and ranchers, retired individuals and wage earners. The majority of the Bank's loans are direct loans made to individuals and businesses in northern and central California where its branches are located. At December 31, 2007, the total of the Bank's consumer installment loans net of deferred fees outstanding was $535,819,000 (34.5%), the total of commercial loans outstanding was $164,815,000 (10.6%), and the total of real estate loans including construction loans of $135,319,000 was $851,332,000 (54.9%). The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment, inventory, accounts receivable and notes receivable secured by property as collateral for loans.

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

In order to attract loan and deposit business from individuals and small to medium-sized businesses, branches of the Bank set lobby hours to accommodate local demands. In general, lobby hours are from 9:00 a.m. to 5:00 p.m. Monday through Thursday, and from 9:00 a.m. to 6:00 p.m. on Friday. Some Bank offices also utilize drive-up facilities operating from 9:00 a.m. to 6:00 p.m. The supermarket branches are open from 9:00 a.m. to 7:00 p.m. Monday through Saturday and 11:00 a.m. to 5:00 p.m. on Sunday.

The Bank offers 24-hour ATMs at almost all branch locations. The 64 ATMs are linked to several national and regional networks such as CIRRUS and STAR. In addition, banking by telephone on a 24-hour toll-free number is available to all customers. This service allows a customer to obtain account balances and most recent transactions, transfer moneys between accounts, make loan payments, and obtain interest rate information.

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

Employees

At December 31, 2007, the Company and the Bank employed 716 persons, including eight executive officers. Full time equivalent employees were 645. No employees of the Company or the Bank are presently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are excellent.

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

Section 39 to the Federal Deposit Insurance Act requires the agencies to establish safety and soundness standards for insured financial institutions covering:

        o internal controls, information systems and internal audit systems;
        o loan documentation;
        o credit underwriting;
        o interest rate exposure;
        o asset growth;
        o compensation, fees and benefits;
        o asset quality, earnings and stock valuation; and
        o excessive   compensation  for  executive  officers,   directors  or
          principal shareholders which could lead to material financial loss.

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

USA Patriot Act of 2001

The USA Patriot Act was enacted in 2001 to combat money laundering and terrorist financing. The impact of the Patriot Act on financial institutions is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

        o due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons,
        o standards for verifying customer identification at account opening,
        o rules to promote cooperation among financial institutions, regulators, and law enforcement entities to assist in the identification of parties that may be involved in terrorism or money laundering,
        o reports to be filed by non-financial trades and business with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000, and
        o the filing of suspicious activities reports by securities brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

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

As of December 31, 2007, the deposit insurance premium rate was $0.0125 per $100.00 in deposits. The FDIC is able to increase deposit insurance premiums as it sees fit every six months. This could result in a significant increase in the cost of doing business for the Bank in the future.

Securities Laws

The Company is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended, which include filing annual, quarterly and other current reports with the Securities and Exchange Commission. The
Sarbanes-Oxley Act was enacted in 2002 to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to securities laws. Among other things, this act:

        o prohibits  a  registered   public   accounting  firm  from  performing
          specified nonaudit services contemporaneously with a mandatory audit,
        o requires the chief executive officer and chief financial officer of an issuer to  certify  each  annual or  quarterly  report  filed with the
          Securities and Exchange Commission,
        o requires an issuer to disclose all material off-balance sheet transactions that may have a material effect on an issuer's financial status, and
        o prohibits insider transactions in an issuer's stock during lock-out periods of an issuer's pension plans.

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

In addition, a downturn in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2007, approximately 80.3% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real estate collateral is located in California. If there is a significant decline in real estate values in California, the collateral for our loans will provide less security. Real estate values could also be affected by, among other things, earthquakes and national disasters particular to California. Any such downturn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We conduct most of our business in northern and central California. As a result of this geographic concentration, our results are effected by the economic conditions in California. Deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows:

        o problem assets and foreclosures may increase,
        o demand for our products and services may decline,
        o low cost or non-interest bearing deposits may decrease, and
        o collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral associated with our existing loans.

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

We are subject to extensive regulation, supervision and examination by the California Department of Financial Institutions, or the DFI, the Federal Deposit Insurance Corporation, and the Board of Governors of the Federal Reserve System. See Item 1 - Regulation and Supervision of this report for information on the regulation and supervision which governs our activities. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to you, our investors, by restricting certain of our activities, such as:

        o the payment of dividends to its shareholders,
        o possible mergers with or acquisitions of or by other institutions,
        o desired investments,
        o loans and interest rates on loans,
        o interest rates paid on deposits,
        o the possible expansion of branch offices, and
        o the ability to provide securities or trust services.

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

In addition, to the extent that we acquire other banks in the future, our business may be negatively impacted by certain risks inherent with such acquisitions. These risks include:

        o incurring substantial expenses in pursuing potential acquisitions without completing such acquisitions,
        o losing key clients as a result of the change of ownership to us,
        o the acquired business not performing in accordance with our expectations,
        o difficulties arising in connection with the integration of the operations of the acquired business with our operations,
        o needing to make significant investments and infrastructure, controls, staff, emergency backup facilities or other critical business functions that become strained by our growth,
        o management needing to divert attention from other aspects of our business,
        o potentially losing key employees of the acquired business,
        o incurring unanticipated costs which could reduce our earnings per share,
        o assuming potential liabilities of the acquired company as a result of the acquisition, and
        o an acquisition may dilute our earnings per share, in both the short and long term, or it may reduce our tangible capital ratios.

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

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of our senior management team of Messrs. Smith, O'Sullivan, Bailey, Hagstrom, Reddish, Carney, Miller and Rios, who have expertise in banking and experience in the California markets we serve and have targeted for future expansion. We also depend upon a number of other key executives who are California natives or are long-time residents and who are integral to implementing our business plan. The loss of the services of any one of our senior executive management team or other key executives could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

A substantial portion of our income is derived from the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. Although we have been successful in generating new loans during 2007, the continuation of historically low long-term interest rate levels may cause additional refinancing of commercial real estate and 1-4 family residence loans, which may depress our loan volumes or cause rates on loans to decline. In addition, an increase in the general level of short-term interest rates on variable rate loans may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations or reduce the amount they wish to borrow. Additionally, as short-term market rates have risen over the past eighteen months, although we have increased the rates we paid on borrowings and other interest-bearing liabilities, we have not proportionally increased interest rates we paid on deposits. If short-term rates continue to rise, in order to retain existing deposit customers and attract new deposit customers we may need to increase rates we pay on deposit accounts. Because we have deferred increasing rates we paid on deposit accounts during a period of rising short-term market rates, we may need to accelerate the pace of rate increases on our deposit accounts as compared to the pace of future increases in short-term market rates. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business, financial condition, results of operations and cash flows.

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

Since  we are a  holding  company  with no  significant  assets  other  than Tri
Counties Bank, we currently depend upon dividends from the Bank for a substantial portion of our revenues. Our ability to continue to pay dividends in the future will continue to depend in large part upon our receipt of dividends or other capital distributions from Tri Counties Bank. The ability of Tri Counties Bank to pay dividends or make other capital distributions to us is subject to the regulatory authority of the DFI. As of December 31, 2007, the Bank could have paid approximately $48.3 million in dividends without the prior approval of the Federal Reserve or the DFI. The amount that Tri Counties Bank may pay in dividends is further restricted due to the fact that the Bank must maintain a certain minimum amount of capital to be considered a "well capitalized" institution as further described under Item 1 - Capital Requirements in this report.

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

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We continually review and analyze our internal control over financial reporting for Sarbanes-Oxley Section 404 compliance. As part of that process we may discover material weaknesses or significant deficiencies in our internal control as defined under standards adopted by the Public Company Accounting Oversight Board, or PCAOB, that require remediation. Material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected in a timely basis. Significant deficiency is a deficiency or combination of deficiencies, in internal control over financial reporting that is less severe than material weakness, yet important enough to merit attention by those responsible for the oversight of the company's financial reporting.

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

Various provisions of our articles of incorporation and bylaws could delay or prevent a third party from acquiring us, even if doing so might be beneficial to our shareholders. These provisions provide for, among other things:

        o specified actions that the Board of Directors shall or may take when an offer to merge, an offer to acquire all assets or a tender offer is received,
        o a shareholder rights plan which could deter a tender offer by requiring a potential acquisitor to pay a substantial premium over the market price of our common stock,
        o advance notice requirements for proposals that can be acted upon at shareholder meetings, and
        o the authorization to issue preferred stock by action of the board of directors acting alone, thus without obtaining shareholder approval.

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

As of March 7, 2008, directors and executive officers beneficially owned approximately 20.23% of our common stock and our ESOP owned approximately 7.68%. Agreements with our senior management also provide for significant payments under certain circumstances following a change in control. These compensation arrangements, together with the common stock and option ownership of our board of directors and management, could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals of us that our directors and officers oppose.

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

We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2007, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $41,238,000. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company is engaged in the banking business through 57 offices in 23 counties in Northern and Central California including nine offices each in Butte, Sacramento, and Shasta Counties, four in Stanislaus County, three each in Placer, Siskiyou, and Sutter Counties, two in Glenn County, and one each in Contra Costa, Del Norte, Fresno, Kern, Lake, Lassen, Madera, Mendocino, Merced, Napa, Nevada, Tehama, Tulare, Yolo and Yuba Counties. All offices are constructed and equipped to meet prescribed security requirements.

The Company owns 18 branch office locations and one administrative building and leases 39 branch office locations and 3 administrative facilities. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

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

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2007.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

The Company's common stock is traded on the NASDAQ Global Select Market System ("NASDAQ") under the symbol "TCBK." The following table shows the high and the low closing sale prices for the common stock for each quarter in the past two years, as reported by NASDAQ:
          =============================================================
             2007:                              High               Low
          -------------------------------------------------------------
          Fourth quarter                       $23.80            $19.30
          Third quarter                        $24.73            $19.77
          Second quarter                       $26.29            $21.43
          First quarter                        $27.85            $23.10

             2006:
          --------------
          Fourth quarter                       $27.90            $24.61
          Third quarter                        $27.38            $23.05
          Second quarter                       $28.32            $24.95
          First quarter                        $28.32            $22.39
          =============================================================

As of March 7, 2008 there were approximately 1,682 shareholders of record of the Company's common stock. On March 7, 2008, the closing sales price was $16.07.

The Company has paid cash dividends on its common stock in every quarter since March 1990, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, financial condition and capital requirements of the Company and the Bank. As of December 31, 2007, $48,282,000 was available for payment of dividends by the Company to its shareholders, under applicable laws and regulations. The Company paid cash dividends of $0.13 per common share in each of the quarters ended December 31, 2007, September 30, 2007, June 30, 2007, and March 31, 2007, and $0.12 per common share in each of the quarters ended December 31, 2006, September 30, 2006, June 30, 2006, and March 31, 2006.

Equity Compensation Plans

The following table shows shares reserved for issuance for outstanding options, stock appreciation rights and warrants granted under our equity compensation plans as of December 31, 2007. All of our equity compensation plans have been approved by shareholders.

                                      (a)                                   (c) Number of securities
                              Number of securities           (b)             remaining available for
                               to be issued upon       Weighted average       issuance under equity
                                  exercise of         exercise price of         compensation plans
                              outstanding options,   outstanding options,     (excluding securities
Plan category                 warrants and rights    warrants and rights    reflected in column (a))
-----------------------------------------------------------------------------------------------------
Equity compensation plans
  not approved by shareholders            -                     -                       -
Equity compensation plans
  approved by shareholders        1,351,181                $14.68                 215,380
                                  --------------------------------------------------------
Total                             1,351,181                $14.68                 215,380


Stock Repurchase Plan

The Company adopted a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company's common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company's approximately 15,815,000 common shares outstanding as of August 21, 2007. This plan has no stated expiration date for the repurchases. As of December 31, 2007, the Company had not purchased any shares under this plan. The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth quarter of 2007:


Period          (a) Total number of   (b) Average price  (c) Total number of    (d) Maximum number of
                    shares purchased      paid per share     shares purchased       shares that may yet
                                                             as part of publicly    be purchased under the
                                                             announced plans or     plans or programs
                                                             programs
----------------------------------------------------------------------------------------------------------
Oct. 1-31, 2007                 -                -                     -                  500,000
Nov. 1-30, 2007                 -                -                     -                  500,000
Dec. 1-31, 2007                 -                -                     -                  500,000
-----------------------------------------------------------------------------------------------------------
Total                           -                -                     -                  500,000


ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in connection with our consolidated financial statements and the related notes located at Item 8 of this report.


                                                           TRICO BANCSHARES
                                                           Financial Summary
                                               (in thousands, except per share amounts)

       =============================================================================================================
         Year ended December 31,                      2007         2006         2005         2004         2003
        ------------------------------------------------------------------------------------------------------------

         Interest income                             $127,268     $120,323      $98,756      $84,932       $73,969
         Interest expense                              40,582       34,445       20,529       13,363        13,089
         -----------------------------------------------------------------------------------------------------------
         Net interest income                           86,686       85,878       78,227       71,569        60,880
         Provision for loan losses                      3,032        1,289        2,169        2,901         1,058
         Noninterest income                            27,590       26,255       24,890       24,794        22,909
         Noninterest expense                           68,906       66,726       62,110       60,828        55,719
         -----------------------------------------------------------------------------------------------------------
         Income before income taxes                    42,338       44,118       38,838       32,634        27,012
         Provision for income taxes                    16,645       17,288       15,167       12,452        10,124
         -----------------------------------------------------------------------------------------------------------
              Net income                              $25,693      $26,830      $23,671      $20,182       $16,888
         -----------------------------------------------------------------------------------------------------------

         Earnings per share(2):
              Basic                                     $1.62        $1.70        $1.51        $1.29         $1.11
         Diluted                                         1.57         1.64         1.45         1.24          1.07
         Per share(2):
              Dividends paid                            $0.52        $0.48        $0.45        $0.43         $0.40
              Book value at December 31                 11.87        10.69         9.52         8.79          8.16
              Tangible book value at December 31        10.82         9.60         8.25         7.45          6.79

         Average common shares outstanding(2)          15,898       15,812       15,708       15,660        15,282
         Average diluted common shares outstanding(2)  16,364       16,383       16,331       16,270        15,757
         Shares outstanding at December 31             15,912       15,857       15,708       15,723        15,668
         At December 31:
         Loans, net                                $1,534,635   $1,492,965   $1,368,809   $1,158,442      $969,570
         Total assets                               1,980,621    1,919,966    1,841,275    1,627,506     1,469,638
         Total deposits                             1,545,223    1,599,149    1,496,797    1,348,833     1,236,823
         Debt financing and notes payable             116,126       39,911       31,390       28,152        22,887
         Junior subordinated debt                      41,238       41,238       41,238       41,238        20,619
         Shareholders' equity                         188,878      169,436      149,493      138,132       127,960

         Financial Ratios:

         For the year:
              Return on assets                           1.36%        1.44%        1.38%        1.33%        1.27%
              Return on equity                          14.20%       16.61%       16.30%       15.20%       14.24%
              Net interest margin(1)                     5.07%        5.14%        5.14%        5.32%        5.23%
              Net loan losses to average loans           0.17%        0.04%        0.04%        0.12%        0.34%
              Efficiency ratio(1)                       59.86%       58.99%       59.64%       62.46%       65.62%
              Average equity to average assets           9.55%        8.68%        8.49%        8.72%        8.91%
         At December 31:
              Equity to assets                           9.54%        8.82%        8.12%        8.50%        8.71%
              Total capital to risk-adjusted assets     11.90%       11.44%       10.79%       11.86%       11.56%
              Allowance for loan losses to loans         1.12%        1.12%        1.17%        1.24%        1.31%


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

Results of Operations

Net Income

Following is a summary of the Company's net income for the past three years:

                                              Year ended December 31,
         -------------------------------------------------------------------
         Components of Net Income          2007         2006         2005
          (dollars in thousands,
            except per share amounts)    -----------------------------------
         Net interest income *           $87,529      $86,857      $79,258
         Provision for loan losses        (3,032)      (1,289)      (2,169)
         Noninterest income               27,590       26,255       24,890
         Noninterest expense             (68,906)     (66,726)     (62,110)
         Taxes *                         (17,488)     (18,267)     (16,198)
                                         -----------------------------------
         Net income                      $25,693      $26,830      $23,671
                                         ===================================
         Net income per average            $1.57        $1.64        $1.45
           fully-diluted share
         Net income as a percentage of     14.20%       16.61%       16.30%
            average shareholders' equity
         Net income as a percentage of      1.36%        1.44%        1.38%
            average total assets
        ====================================================================
         * Fully tax-equivalent (FTE)

Earnings in 2007  decreased  $1,137,000  (4.2%) from 2006.  Net interest  income
(FTE) grew  $672,000  (0.8%) due to a  $35,511,000  (2.1%)  increase  in average earning assets while net interest margin decreased 0.07% to 5.07%. The loan loss provision increased $1,743,000 in 2007 from 2006, and noninterest income increased $1,335,000 (5.1%) while noninterest expense also increased $2,180,000 (3.3%).

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

The Company's return on average total assets was 1.36% in 2007 compared to 1.44% and 1.38% in 2006 and 2005, respectively. Return on average equity in 2007 was 14.20% compared to 16.61% and 16.30% in 2006 and 2005, respectively.

Net Interest Income

The Company's primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) increased $672,000 (0.8%) to $87,529,000 from 2006 to 2007. Net interest income (FTE) increased $7,599,000 (9.6%) to $86,857,000 from 2005 to 2006.

Following is a summary of the Company's net interest income for the past three years :

                                                 Year ended December 31,
       -----------------------------------------------------------------------
       Components of Net Interest Income       2007         2006        2005
        (dollars in thousands)               ---------------------------------
       Interest income                       $127,268    $120,323     $98,756
       Interest expense                       (40,582)    (34,445)    (20,529)
       FTE adjustment                             843         979       1,031
                                             ---------------------------------
       Net interest income (FTE)              $87,529     $86,857     $79,258
       =======================================================================
       Net interest margin (FTE)                5.07%        5.14%       5.14%
       =======================================================================

Interest income (FTE) increased $6,809,000 (5.6%) from 2006 to 2007, the net effect of higher average balances of those assets and higher earning-asset yields. The total yield on earning assets increased from 7.18% in 2006 to 7.43% in 2007. The average yield on loans increased 19 basis points to 7.78% during 2007. The increase in average yield on interest-earning assets increased interest income (FTE) by $3,305,000, while the increase in average balances of interest-earning assets added $3,504,000 to interest income (FTE) during 2007.

Interest expense increased $6,137,000 (17.8%) in 2007 from 2006, due to a 0.44% increase in the average rate paid on interest-bearing liabilities to 3.05% and a $11,385,000 (0.9%) increase in the average balance of interest-bearing liabilities. The increase in the average rate paid on interest-bearing liabilities increased interest expense by $4,932,000 from 2006 to 2007, while the increase in average balances of interest-bearing liabilities increased interest expense by $1,205,000 in 2007.

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

Net Interest Margin

Following is a summary of the Company's net interest margin for the past three years:

                                                   Year ended December 31,
      --------------------------------------------------------------------------
      Components of Net Interest Margin           2007       2006      2005
                                                --------------------------------
      Yield on earning assets                     7.43%      7.18%     6.47%
      Rate paid on interest-bearing liabilities   3.05%      2.61%     1.70%
                                                --------------------------------
      Net interest spread                         4.38%      4.56%     4.76%
      Impact of all other net
         noninterest-bearing funds                0.69%      0.58%     0.38%
                                                --------------------------------
      Net interest margin (FTE)                   5.07%      5.14%     5.14%
     ===========================================================================

During 2005, short-term interest rates continued to rise while long-term interest rates remained steady or decreased slightly. As a result the average yield the Company was able to earn on interest-earning assets did not increase as fast as the rate it paid on interest-bearing liabilities, thus decreasing net interest margin. During the first half of 2006, short-term interest rates continued to rise while long-term interest rates remained relatively stable. As a result the average yield the Company was able to earn on interest-earning assets did not increase as fast as the rate it paid on interest-bearing liabilities however, the positive impact of all other net noninterest-bearing funds resulted in no change in net interest margin (FTE) from 2005. During the first three quarters of 2007, the Company was able to maintain net interest margin when compared to 2006 as market interest rates remained relatively stable. However, during the fourth quarter of 2007, the Federal funds rate and the prime rate of lending began to decrease while competition for deposits prevented deposit rates from decreasing similarly. As a result, during the fourth quarter of 2007, the average yield the Company was able to earn on interest-earning assets decreased faster than the average rate it paid on interest-bearing liabilities causing the net interest margin (FTE) for all of 2007 to be reduced from 2006 levels.

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


                                                        Year ended December 31, 2007
                                              -----------------------------------------------
                                                                   Interest        Rates
                                                   Average         income/         earned/
                                                   balance         expense         paid
                                              -----------------------------------------------
     Assets
     Loans                                         $1,511,331      $117,639        7.78%
     Investment securities - taxable                  183,493         8,158        4.45%
     Investment securities - nontaxable                30,032         2,297        7.65%
     Federal funds sold                                   362            17        4.70%
                                                 ------------    ----------
     Total earning assets                           1,725,218       128,111        7.43%
                                                                 ----------
     Other assets                                     169,296
                                                 ------------
          Total assets                             $1,894,514
                                                   ==========
     Liabilities and shareholders' equity
     Interest-bearing demand deposits                $224,279           452        0.20%
     Savings deposits                                 385,702         6,238        1.62%
     Time deposits                                    558,247        24,733        4.43%
     Federal funds purchased                           55,334         2,880        5.20%
     Other borrowings                                  63,835         2,983        4.67%
     Junior subordinated debt                          41,238         3,296        7.99%
                                                 ------------    ----------
            Total interest-bearing liabilities      1,328,635        40,582        3.05%
                                                                 ----------
     Noninterest-bearing demand                       351,815
     Other liabilities                                 33,066
     Shareholders' equity                             180,998
                                                 ------------
            Total liabilities and shareholders'    $1,894,514
              equity                               ==========
     Net interest spread (1)                                                       4.38
     Net interest income and interest margin (2)                    $87,529        5.07%
                                                                 ==========       ======


                                                        Year ended December 31, 2006
                                              -----------------------------------------------
                                                                   Interest        Rates
                                                   Average         income/         earned/
                                                   balance         expense         paid
                                              -----------------------------------------------
     Assets
     Loans                                         $1,447,163      $109,769        7.59%
     Investment securities - taxable                  206,989         8,749        4.23%
     Investment securities - nontaxable                34,400         2,728        7.93%
     Federal funds sold                                 1,155            56        4.85%
                                                 ------------    ----------
     Total earning assets                           1,689,707       121,302        7.18%
                                                                  ---------
     Other assets                                     171,343
                                                 ------------
          Total assets                             $1,861,050
                                                 ============
     Liabilities and shareholders' equity
     Interest-bearing demand deposits                $236,881           477        0.20%
     Savings deposits                                 395,744         3,556        0.90%
     Time deposits                                    527,019        21,427        4.07%
     Federal funds purchased                           81,237         4,116        5.07%
     Other borrowings                                  35,131         1,667        4.75%
     Junior subordinated debt                          41,238         3,202        7.76%
                                                 ------------    ----------           -
            Total interest-bearing liabilities      1,317,250        34,445        2.61%
                                                                 ----------
     Noninterest-bearing demand                       352,617
     Other liabilities                                 29,641
     Shareholders' equity                             161,542
                                                 ------------
            Total liabilities and shareholders'    $1,861,050
              equity                             ============
     Net interest spread (1)                                                       4.56%
     Net interest income and interest margin (2)                    $86,857        5.14%
                                                                 ==========       ======

     (1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
     (2) Net interest margin is computed by diving net interest income by total average earning assets.


                                                        Year ended December 31, 2005
                                              -----------------------------------------------
                                                                   Interest        Rates
                                                   Average         income/         earned/
                                                   balance         expense         paid
                                              -----------------------------------------------

     Assets
     Loans                                         $1,251,699       $86,379        6.90%
     Investment securities - taxable                  256,217        10,574        4.13%
     Investment securities - nontaxable                34,557         2,809        8.13%
     Federal funds sold                                   804            25        3.11%
                                                   ----------   -----------
     Total earning assets                           1,543,277        99,787        6.47%
                                                                 ----------
     Other assets                                     166,098
                                                   ----------
          Total assets                             $1,709,375
                                                   ==========
     Liabilities and shareholders' equity
     Interest-bearing demand deposits                $243,619           492        0.20%
     Savings deposits                                 465,586         3,435        0.74%
     Time deposits                                    374,989        10,975        2.93%
     Federal funds purchased                           51,114         1,784        3.49%
     Other borrowings                                  29,651         1,361        4.59%
     Junior subordinated debt                          41,238         2,482        6.02%
                                                   ----------    ----------
            Total interest-bearing liabilities      1,206,197        20,529        1.70%
                                                                 ----------
     Noninterest-bearing demand                       332,224
     Other liabilities                                 25,757
     Shareholders' equity                             145,197
                                                   ----------
            Total liabilities and shareholders'    $1,709,375
              equity                               ==========
     Net interest spread (1)                                                       4.76%
     Net interest income and interest margin (2)                    $79,258        5.14%
                                                                  ==========     ========
     (1)  Net  interest   spread   represents   the  average   yield  earned  on
          interest-earning assets less the average rate paid on interest-bearing liabilities.
     (2)  Net interest margin is computed by diving net interest income by total average earning assets.


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

                                                            2007 over 2006                     2006 over 2005
                                            --------------------------------------------------------------------------
                                                             Yield/                               Yield/
                                              Volume          Rate       Total      Volume        Rate        Total
                                            --------------------------------------------------------------------------
                                                 (dollars in thousands)
Increase (decrease) in interest income:
    Loans                                   $4,867         $3,003      $7,870      $13,489        $9,901     $23,390
    Investment securities                   (1,325)           303      (1,022)      (2,273)          367      (1,906)
    Federal funds sold                         (38)            (1)        (39)          11            20          31
                                            --------------------------------------------------------------------------
      Total                                  3,504          3,305       6,809       11,227        10,288      21,515
                                            --------------------------------------------------------------------------
Increase (decrease) in interest expense:
    Demand deposits (interest-bearing)         (25)             -         (25)         (14)           (1)        (15)
    Savings deposits                           (90)         2,772       2,682         (515)          636         121
    Time deposits                            1,270          2,036       3,306        4,450         6,002      10,452
    Federal funds purchased                 (1,312)            76      (1,236)       1,051         1,281       2,332
    Junior subordinated debt                     -             94          94            -           720         720
    Other borrowings                         1,362            (46)      1,316          252            54         306
                                            --------------------------------------------------------------------------
      Total                                  1,205          4,932       6,137        5,224         8,692      13,916
                                            --------------------------------------------------------------------------
Increase (decrease) in net interest
  income:                                   $2,299        ($1,627)       $672       $6,003        $1,596      $7,599
                                            ==========================================================================

Provision for Loan Losses

In 2007, the Bank provided $3,032,000 for loan losses compared to $1,289,000 in 2006. Net loan charge-offs increased $2,014,000 (335%) to $2,615,000 during 2007. The 2007 charge-offs represented 0.17% of average loans outstanding versus 0.04% in 2006. Nonperforming loans net of government agency guarantees as a percentage of total loans were 0.48% and 0.30% at December 31, 2007 and 2006, respectively. The ratio of allowance for loan losses to nonperforming loans was 231% at the end of 2007 versus 375% at the end of 2006.

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

Noninterest Income

The following table summarizes the Company's noninterest income for the past three years:

                                                       Year ended December 31,
      --------------------------------------------------------------------------
      Components of  Noninterest Income              2007      2006        2005
        (dollars in thousands)                   -------------------------------
      Service charges on deposit accounts         $15,449   $14,461     $13,619
      ATM fees and interchange                      4,068     3,581       3,139
      Other service fees                            2,173     2,167       2,055
      Amortization of mortgage servicing rights                   -        (661)
      Change in value of mortgage servicing rights   (490)     (400)          -
      Gain on sale of loans                           994     1,224       1,679
      Commissions on sale of
          nondeposit investment products            2,331     1,946       2,242
      Increase in cash value of life insurance      1,445     1,767       1,507
      Other noninterest income                      1,620     1,509       1,310
                                                  ------------------------------
      Total noninterest income                    $27,590   $26,255     $24,890
     ===========================================================================

Noninterest income increased $1,335,000 (5.1%) to $27,590,000 in 2007. Service charges on deposit accounts were up $988,000 (6.8%) due to growth in number of customers. ATM fees and interchange, and other service fees were up $487,000 (13.6%) and $6,000 (0.3%) due to expansion of the Company's ATM network and customer base through de-novo branch expansion. Overall, mortgage banking activities, which includes amortization of mortgage servicing rights, mortgage servicing fees, change in value of mortgage servicing rights, and gain on sale of loans, accounted for $1,502,000 of noninterest income in the 2007 compared to $1,782,000 in 2006. The decreased contribution from mortgage banking activities is due to the continued slow pace of mortgage refinance activity. Commissions on sale of nondeposit investment products increased $385,000 (19.8%) in 2007 due to increased resources focused in that area and better demand for these products. Increase in cash value of life insurance decreased $322,000 (18.2%) due to decreased earning rates on the related life insurance policies.

Noninterest income increased $1,365,000 (5.5%) to $26,255,000 in 2006. Service charges on deposit accounts were up $842,000 (6.2%) due to growth in number of customers. ATM fees and interchange, and other service fees were up $442,000 (14.1%) and $112,000 (5.5%) due to expansion of the Company's ATM network and customer base through de-novo branch expansion. Overall, mortgage banking activities, which includes amortization of mortgage servicing rights, mortgage servicing fees, change in value of mortgage servicing rights, and gain on sale of loans, accounted for $1,782,000 of noninterest income in the 2006 compared to $1,946,000 in 2005. The decreased contribution from mortgage banking activities is due to the continued slow pace of mortgage refinance activity. Commissions on sale of nondeposit investment products decreased $296,000 (13.2%) in 2006 due to lower demand for annuity products. Increase in cash value of life insurance increased $260,000 (17.3%) due to increased earning rates on the related life insurance policies.

Securities Transactions

During 2007 the Company did not sell any investment securities. During 2007 the Company received proceeds from maturities of securities totaling $49,256,000, and used $78,822,000 to purchase securities.

During 2006 the Company recorded a gain of $12,000 from the sale of securities with a book value of $10,767,000. In addition, during 2006 the Company received proceeds from maturities of securities totaling $52,043,000, and used $896,000 to purchase securities.

Noninterest Expense

The following table summarizes the Company's other noninterest expense for the past three years:

      --------------------------------------------------------------------------
                                                       Year ended December 31,
      Components of  Noninterest Expense             2007     2006         2005
        (dollars in thousands)                  --------------------------------
      Salaries and benefits                       $38,066    $36,455    $33,926
      Other noninterest expense:
        Equipment and data processing               6,300      5,926      5,783
        Occupancy                                   4,786      4,450      4,041
        Advertising                                 2,186      2,090      1,732
        ATM network charges                         1,857      1,839      1,644
        Telecommunications                          1,706      1,573      1,521
        Professional fees                           1,516      1,652      1,247
        Courier service                             1,223      1,308      1,151
        Postage                                       916      1,006        889
        Intangible amortization                       490      1,395      1,381
        Operational losses                            454        374        225
        Assessments                                   331        326        312
        Change in reserve for unfunded commitments    241         36        281
        Other                                       8,834      8,296      7,977
                                                 -------------------------------
      Total other noninterest expenses             30,840     30,271     28,184
                                                 -------------------------------
      Total noninterest expense                   $68,906    $66,726    $62,110
     ===========================================================================
      Average full time equivalent staff              638        623        604
      Noninterest expense to revenue (FTE)         59.86%      58.99%     59.64%

Salary and benefit expenses increased $1,611,000 (4.4%) to $38,066,000 in 2007 compared to 2006. Base salaries net of deferred loan origination costs increased $1,794,000 (7.9%) to $24,582,000 in 2007. The increase in base salaries was mainly due to an increase in average full time equivalent employees from 623 during 2006 to 638 during 2007, and annual salary increases. Incentive and commission related salary expenses decreased $825,000 (17.8%) to $3,808,000 in 2007. The decrease in incentive and commission expenses was due primarily to decreases in related income generation from gain on sale of loans, and other performance based incentive programs. Benefits expense, including retirement, medical and workers' compensation insurance, and taxes, increased $642,000 (7.1%) to $9,676,000 during 2007. Also, included in salaries and benefit expense in 2007 was $477,000 for expensing of employee stock options compared to $382,000 in 2006.

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

Other noninterest expenses increased $569,000 (1.9%) to $30,840,000 in 2007. The increase was mainly due to new branches opened in 2006 and inflation that were partially offset by a $905,000 decrease in intangible amortization.

Other noninterest expenses increased $2,087,000 (7.4%) to $30,271,000 in 2006. The increase was mainly due to new branches opened in 2005 and 2006, and inflation. The increase in professional fees was mainly due to increased audit expense and legal fees related to loan collection efforts.

Provision for Taxes

The effective tax rate on income was 39.3%, 39.2%, and 39.1% in 2007, 2006, and 2005, respectively. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $4,277,000, $4,462,000, and $3,993,000, respectively, in these years. Tax-exempt income of $1,454,000, $1,749,000, and $1,778,000, respectively, from investment securities, and $1,445,000, $1,767,000, and $1,507,000, respectively, from increase in cash value of life insurance in these years helped to reduce the effective tax rate.

Financial Ratios

The following table shows the Company's key financial ratios for the past three years:

                                                    Year ended December 31,
                                                    2007      2006      2005
                                                 ----------------------------
     Return on average total assets                1.36%      1.44%     1.38%
     Return on average shareholders' equity       14.20%     16.61%    16.30%
     Shareholders' equity to total assets          9.54%      8.82%     8.12%
     Common shareholders' dividend payout ratio   32.19%     28.31%    29.88%
     ========================================================================

Loans

The Bank concentrates its lending activities in four principal areas: commercial loans (including agricultural loans), consumer loans, real estate mortgage loans (residential and commercial loans and mortgage loans originated for sale), and real estate construction loans. At December 31, 2007, these four categories accounted for approximately 10%, 35%, 46%, and 9% of the Bank's loan portfolio, respectively, as compared to 10%, 35%, 45%, and 10%, at December 31, 2006. The interest rates charged for the loans made by the Bank vary with the degree of risk, the size and maturity of the loans, the borrower's relationship with the Bank and prevailing money market rates indicative of the Bank's cost of funds.

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

At December 31, 2007 loans, including net deferred loan costs, totaled $1,551,966,000 which was a 2.8% ($42,087,000) increase over the balances at the end of 2006. Demand for commercial real estate (real estate mortgage) loans was relatively strong during 2007. Other loan categories that showed modest growth were home equity loans and non-real estate secured agriculture loans. Real estate construction loans declined during 2007 as did auto dealer loans. The average loan-to-deposit ratio in 2007 was 99.4 % compared to 95.7% in 2006.

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

Loan Portfolio Composite

The following table shows the Company's loan balances, including net deferred loan costs, for the past five years:


                                                                         December 31,
                                             2007          2006            2005           2004           2003
                                          -----------------------------------------------------------------------
 (dollars in thousands)
Commercial, financial and agricultural     $164,815      $153,105       $143,175       $140,332        $142,252
Consumer installment                        535,819       525,513        508,233        410,198         320,248
Real estate mortgage                        716,013       679,661        623,511        544,373         458,369
Real estate construction                    135,319       151,600        110,116         78,064          61,591
                                         ------------------------------------------------------------------------
    Total loans                          $1,551,966    $1,509,879     $1,385,035     $1,172,967        $982,460
                                         ========================================================================

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

The following is a summary of classified assets on the dates indicated:

                              At December 31, 2007       At December 31, 2006
                            -----------------------    -------------------------
                             Gross  Guaranteed  Net     Gross  Guaranteed   Net
( dollars in thousands)     ----------------------------------------------------
Classified loans            $18,570   $5,948  $12,622   $13,116  $6,514   $6,602
Other classified assets         187        -      187         -       -        -
                            ----------------------------------------------------
Total classified assets     $18,757   $5,948  $12,809   $13,116  $6,514   $6,602
                            ====================================================
Allowance for loan losses/Classified loans     137.3%                     256.2%

Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies at December 31, 2007, increased $6,207,000 (94.0%) to $12,809,000 from $6,602,000 at December 31, 2006.

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

Interest income on nonaccrual loans which would have been recognized during the year ended December 31, 2007, if all such loans had been current in accordance with their original terms, totaled $1,480,000. Interest income actually recognized on these loans in 2007 was $859,000.

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

The following tables set forth the amount of the Bank's nonperforming assets net
of  guarantees  of  the  U.S.   government,   including  its  agencies  and  its
government-sponsored agencies, as of the dates indicated:

                                                  December 31, 2007
                                              -------------------------
                                                Gross  Guaranteed  Net
  (dollars in thousands)                      -------------------------
Performing nonaccrual loans                    $9,098   $5,814   $3,284
Nonperforming, nonaccrual loans                 4,227        -    4,227
                                              -------------------------
     Total nonaccrual loans                    13,325    5,814    7,511
Loans 90 days past due and still accruing           -        -        -
                                              -------------------------
     Total nonperforming loans                 13,325    5,814    7,511
Other real estate owned                           187        -      187
                                              -------------------------
     Total nonperforming loans and OREO       $13,512   $5,814   $7,698
                                              =========================
Nonperforming loans to total loans                               0.48%
Allowance for loan losses/nonperforming loans                     231%
Nonperforming assets to total assets                             0.39%


                                                  December 31, 2006             December 31, 2005
                                              -----------------------------------------------------
(dollars in thousands):                         Gross Guaranteed  Net       Gross Guaranteed   Net
                                              -----------------------------------------------------

Performing nonaccrual loans                   $10,255   $6,372   $3,883     $9,315  $6,933   $2,382
Nonperforming, nonaccrual loans                   561        -      561        579       -      579
                                              -----------------------------------------------------
     Total nonaccrual loans                    10,816    6,372    4,444      9,894   6,933    2,961
Loans 90 days past due and still accruing          68        -       68          -       -        -
                                              -----------------------------------------------------
     Total nonperforming loans                 10,884    6,372    4,512      9,894   6,933    2,961
Other real estate owned                             -        -        -          -       -        -
                                              -----------------------------------------------------
     Total nonperforming loans and OREO       $10,884   $6,372   $4,512     $9,894  $6,933   $2,961
                                              =====================================================
Nonperforming loans to total loans                               0.30%                        0.21%
Allowance for loan losses/nonperforming loans                     375%                         548%
Nonperforming assets to total assets                             0.24%                        0.16%

                                                  December 31, 2004             December 31, 2003
                                              -----------------------------------------------------
(dollars in thousands):                         Gross Guaranteed  Net       Gross Guaranteed   Net
                                              -----------------------------------------------------
Performing nonaccrual loans                   $11,043   $7,442   $3,601    $10,997  $7,936   $3,061
Nonperforming, nonaccrual loans                 1,418      174    1,244      2,551   1,252    1,299
                                              -----------------------------------------------------
     Total nonaccrual loans                    12,461    7,616    4,845     13,548   9,188    4,360
Loans 90 days past due and still accruing          61        -       61         34       -       34
                                              -----------------------------------------------------
     Total nonperforming loans                 12,522    7,616    4,906     13,582   9,188    4,394
Other real estate owned                             -        -        -        932       -      932
                                              -----------------------------------------------------
     Total nonperforming loans and OREO       $12,522   $7,616   $4,906    $14,514   9,188   $5,326
                                              =====================================================
Nonperforming loans to total loans                               0.42%                        0.45%
Allowance for loan losses/nonperforming loans                     296%                         293%
Nonperforming assets to total assets                             0.30%                        0.36%

During 2007, nonperforming assets net of government guarantees increased $3,186,000 (70.6%) to $7,698,000. Nonperforming loans increased $2,999,000
(66.5%) to $7,511,000. The ratio of nonperforming loans to total loans at December 31, 2007 was 0.48% versus 0.30% at the end of 2006. Classifications of nonperforming loans as a percent of total loans at the end of 2007 were as follows: secured by real estate, 65%; loans to farmers, 1%; commercial loans, 1%; and consumer loans, 33%.

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

Specifically, in assessing how much environmental factor allowance needed to be provided at December 31, 2007, management considered the following:

        o with respect to loans to the agriculture industry, management considered the effects on borrowers of weather conditions and overseas market conditions for exported products as well as commodity prices in general;
        o with respect to changes in the interest rate environment, management considered the recent changes in interest rates and the resultant economic impact it may have had on borrowers with high leverage and/or low profitability; and
        o with respect to loans to borrowers in new markets and growth in general, management considered the relatively short seasoning of such loans and the lack of experience with such borrowers.

Each of these considerations was assigned a factor and applied to a portion or all of the loan portfolio. Since these factors are not derived from experience and are applied to large non-homogeneous groups of loans, they are available for use across the portfolio as a whole.

The following table sets forth the Bank's allowance for loan losses as of the dates indicated:

                                                 December 31,
                            --------------------------------------------------
                              2007       2006       2005      2004       2003
 (dollars in thousands)     --------------------------------------------------
Specific allowance          $1,791       $894       $754      $820     $1,003
Formula allowance            9,888      8,957      8,582     7,015      6,106
Environmental factors        5,652      7,063      6,890     6,690      5,781
  allowance                ----------------------------------------------------
    Total allowance        $17,331    $16,914    $16,226   $14,525    $12,890
                           ===================================================
Allowance for loan losses     1.12%      1.12%      1.17%     1.24%      1.31%

Based on the current conditions of the loan portfolio, management believes that the $17,331,000 allowance for loan losses at December 31, 2007 is adequate to absorb probable losses inherent in the Bank's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes, for the years indicated, the activity in the allowance for loan losses:

                                                                               December 31,
                                           ------------------------------------------------------------------------------
                                                2007             2006              2005              2004           2003
(dollars in thousands)                     ------------------------------------------------------------------------------

Balance, beginning of year                    $16,914           $16,226          $14,525           $12,890        $13,686
Addition through merger                             -                 -                -                 -            928
Provision charged to operations                 3,032             1,289            2,169             2,901          1,058
Loans charged off:
   Commercial, financial and agricultural        (438)             (162)            (220)             (901)        (1,142)
   Consumer installment                        (3,320)           (1,625)          (1,459)             (731)          (475)
   Real estate mortgage                             -                 -                -                 -         (2,136)
                                           -------------------------------------------------------------------------------
     Total loans charged-off                   (3,758)           (1,787)          (1,679)           (1,632)        (3,753)
                                           -------------------------------------------------------------------------------
Recoveries:
   Commercial, financial and  agricultural        179               269              396                70            206
   Consumer installment                           907               872              774               175             79
   Real estate mortgage                            57                45               41               121            686
                                           -------------------------------------------------------------------------------
     Total recoveries                           1,143             1,186            1,211               366            971
                                           -------------------------------------------------------------------------------
Net loans charged-off                          (2,615)             (601)            (468)           (1,266)        (2,782)
                                           -------------------------------------------------------------------------------
Balance, year end                             $17,331           $16,914          $16,226           $14,525        $12,890
                                           ===============================================================================
Average total  loans                       $1,511,331        $1,447,163       $1,251,699        $1,060,556       $827,673
                                           -------------------------------------------------------------------------------

Ratios:
Net charge-offs during period to average
   loans outstanding during period              0.17%            0.04%             0.04%            0.12%           0.34%
Provision for loan losses to
   average loans outstanding                    0.20%            0.09%             0.17%            0.27%           0.13%
Allowance to loans at year end                  1.12%            1.12%             1.17%            1.24%           1.31%
                                           -------------------------------------------------------------------------------

The following tables summarize the allocation of the allowance for loan losses between loan types:

                                              December 31, 2007         December 31, 2006           December 31, 2005
                                            ------------------------  -----------------------    ----------------------
                                                       Percent of               Percent of                 Percent of
                                                       loans in each            loans in each              loans in each
                                                       category to              category to                category to
  (dollars in thousands)                    Amount     total loans    Amount    total loans      Amount    total loans
Balance at end of period applicable to:
Commercial, financial and agricultural      $2,010        10.6%       $1,806        10.2%        $1,930       10.3%
Consumer installment                         6,796        34.5%        6,278        34.8%         6,099       36.7%
Real estate mortgage                         7,170        46.1%        7,222        45.0%         6,967       45.0%
Real estate construction                     1,355         8.8%        1,608        10.0%         1,230        8.0%
                                           -------      -------      -------      -------       -------      ------
                                           $17,331       100.0%      $16,914       100.0%       $16,226      100.0%
                                           =======      =======      =======      =======       =======      ======


                                              December 31, 2004            December 31, 2003
                                            ------------------------  -----------------------
                                                       Percent of               Percent of
                                                       loans in each            loans in each
                                                       category to              category to
                                             Amount    total loans     Amount   total loans
Balance at end of period applicable to:
Commercial, financial and agricultural        $2,180        11.9%      $2,634      14.5%
Consumer installment                           5,067        35.0%       3,946      32.5%
Real estate mortgage                           6,366        46.4%       5,564      46.7%
Real estate construction                         912         6.7%         746       6.3%
                                            --------      -------     -------     ------
                                             $14,525       100.0%     $12,890     100.0%
                                            ========      =======     ========    ======

Other Real Estate Owned

The other real estate owned (OREO) balance was $187,000 and $0 at December 31, 2007 and 2006, respectively. OREO properties may consist of a mixture of land, single family residences, and commercial buildings.

Intangible Assets

At December 31, 2007 and 2006, the Bank had intangible assets totaling $16,695,000 and $17,185,000, respectively. Intangible assets at December 31, 2007 and 2006 were comprised of the following:

                                          December 31,
                                     2007             2006
 (dollars in thousands)            -------------------------
Core-deposit intangible             $1,176            $1,666
Goodwill                            15,519            15,519
                                   -------------------------
  Total intangible assets          $16,695           $17,185
                                   =========================

The core-deposit intangible assets resulted from the Bank's 1997 acquisitions of certain Wells Fargo branches and Sutter Buttes Savings Bank, and the 2003 acquisition of North State National Bank. At December 31, 2007 the core-deposit intangible assets related to the Wells Fargo branches and Sutter Buttes Savings Bank were fully amortized. The goodwill intangible asset resulted from the North State National Bank acquisition. Amortization of core deposit intangible assets amounting to $490,000, $1,395,000, and $1,381,000, was recorded in 2007, 2006, and 2005, respectively.

Deposits

Deposits at December 31, 2007 decreased $53,926,000 (3.4%) over the 2006 year-end balances to $1,545,223,000. Savings deposits increased in 2007 while all other categories of deposits decreased in 2007. Included in the December 31, 2007 certificate of deposit balances is $40,000,000 from the State of California. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank's request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally favorable to other wholesale funding sources available to the Bank.

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

Junior Subordinated Debt

See Note 8 to the consolidated financial statements at Item 8 of this report for a discussion about the Company's issuance of junior subordinated debt during 2007 and 2006.

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

     Interest Rate Risk Simulation of Net Interest Income and Net Income as of December 31, 2007

                                 Estimated Change in     Estimated Change in
     Change in Interest       Net Interest Income (NII)     Net Income (NI)
     Rates (Basis Points)       (as % of "flat" NII)      (as % of "flat" NI)
     +300 (ramp)                      (2.57%)                  (5.70%)
     +200 (ramp)                      (1.73%)                  (3.85%)
     +100 (ramp)                      (0.95%)                  (2.11%)
     +   0 (flat)                          -                        -
     -100 (ramp)                       0.76%                    1.69%
     -200 (ramp)                       1.97%                    4.38%
     -300 (ramp)                       4.08%                    9.08%

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

The following table summarizes the effect on market value of equity due to changing interest rates as measured against a flat rate (no change) scenario:

Interest Rate Risk Simulation of Market Value of Equity as of December 31, 2007

                                               Estimated Change in
     Change in Interest                   Market Value of Equity (MVE)
     Rates (Basis Points)                     (as % of "flat" MVE)
     +300 (shock)                                    (5.28%)
     +200 (shock)                                    (3.54%)
     +100 (shock)                                    (1.68%)
     +   0 (flat)                                         -
     -100 (shock)                                     1.21%
     -200 (shock)                                     1.39%
     -300 (shock)                                    (0.46%)

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

The following interest rate sensitivity table shows the Bank's repricing gaps as of December 31, 2007. In this table transaction deposits, which may be repriced at will by the Bank, have been included in the less than 3-month category. The inclusion of all of the transaction deposits in the less than 3-month repricing category causes the Bank to appear liability sensitive. Because the Bank may reprice its transaction deposits at will, transaction deposits may or may not reprice immediately with changes in interest rates. In recent years of moderate interest rate changes the Bank's earnings have reacted as though the gap
position  is  slightly   asset   sensitive   mainly  because  the  magnitude  of
interest-bearing liability repricing has been less than the magnitude of interest-earning asset repricing. This difference in the magnitude of asset and liability repricing is mainly due to the Bank's strong core deposit base, which although they may be repriced within three months, historically, the timing of their repricing has been longer than three months and the magnitude of their repricing has been minimal.

Due to the limitations of gap analysis, as described above, the Bank does not actively use gap analysis in managing interest rate risk. Instead, the Bank relies on the more sophisticated interest rate risk simulation model described above as its primary tool in measuring and managing interest rate risk.

Interest Rate Sensitivity - December 31, 2007                             Repricing within:
                                             ----------------------------------------------------------------------------
                                             Less than 3          3 - 6           6 - 12            1 - 5            Over
                                             months              months           months            years          5 years
(dollars in thousands)                       ----------------------------------------------------------------------------
Interest-earning  assets:
    Federal funds sold                              $ -              $ -              $ -              $ -            $ -
    Securities                                   17,182           15,509           30,310          143,197         26,229
    Loans                                       615,678           71,879          120,426          577,200        166,783
                                             ----------------------------------------------------------------------------
Total interest-earning assets                  $632,860          $87,388         $150,736         $720,397       $193,012
                                             ----------------------------------------------------------------------------
Interest-bearing liabilities
    Transaction deposits                       $600,185              $ -              $ -              $ -            $ -
    Time                                        326,682          126,725           76,389           36,551             11
    Federal funds purchased                      56,000                -                -                -              -
    Other borrowings                             93,479           20,020            1,542            1,085              -
    Junior subordinated debt                     41,238                -                -                -              -
                                             ----------------------------------------------------------------------------
Total interest-bearing liabilities           $1,117,584         $146,745          $77,931          $37,636            $11
                                             ----------------------------------------------------------------------------

Interest sensitivity gap                      ($484,724)        ($59,357)         $72,805         $682,761       $193,001
Cumulative sensitivity gap                    ($484,724)       ($544,081)       ($471,276)        $211,485       $404,486
As a percentage of earning assets:
 Interest sensitivity gap                      (27.16%)         (3.33%)             4.08%          38.26%          10.82%
 Cumulative sensitivity gap                    (27.16%)        (30.49%)           (26.41%)         11.85%          22.67%

Liquidity

Liquidity refers to the Bank's ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet. Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Consolidated Statement of Cash Flows. Net cash used by investing activities totaled approximately $76,640,000 in 2007. Increased securities and loan balances were responsible for the major use of funds in this category.

Liquidity is generated from liabilities through deposit growth and borrowings. These activities are included under financing activities in the Consolidated Statement of Cash Flows. In 2007, financing activities provided funds totaling $30,287,000. During 2007, a net decrease in deposit balances used funds amounting to $53,926,000 while an increase in borrowings provided funds amounting to $94,282,000. The Bank also had available correspondent banking lines of credit totaling $50,000,000 at year-end 2007. In addition, at December 31, 2007, the Company had loans and securities available to pledge towards future borrowings from the Federal Home Loan Bank of up to $282,673,000. As of December 31, 2007, the Company had $116,126,000 of long-term debt and other borrowings as described in Note 7 of the consolidated financial statements of the Company and the related notes at Item 8 of this report. While these sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided or used through the results of operating activities. In 2007, operating activities provided cash of $32,137,000.

The Bank classifies its entire investment portfolio as available for sale (AFS). The AFS securities plus cash and cash equivalents in excess of reserve requirements totaled $310,837,000 at December 31, 2007, which was 15.7% of total assets at that time. This was up from $294,192,000 and 15.3% at the end of 2006.

The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in the following table. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available. The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank's option. At December 31, 2007, 2006 and 2005, the Bank had $40,000,000, $20,000,000 and $20,000,000, respectively, of these State deposits.

Certificates of Deposit in Denominations of $100,000 or More

                                         Amounts as of December 31,
                                  -----------------------------------------
                                      2007          2006            2005
(dollars in thousands)            -----------------------------------------
Time remaining until maturity:
Less than 3 months                 $171,594       $125,088        $83,280
3 months to 6 months                 51,729         77,585         43,125
6 months to 12 months                26,968         37,171         30,416
More than 12 months                  12,686         14,306         38,958
                                  -----------------------------------------
  Total                            $262,977       $254,150       $195,779
                                  =========================================
Loan demand also affects the Bank's liquidity position. The following table presents the maturities of loans, net of deferred loan costs, at December 31, 2007:


                                                                After
                                                                One But
                                                 Within         Within         After 5
                                                One Year        5 Years         Years          Total
   (dollars in thousands)                      --------------------------------------------------------
Loans with predetermined interest rates:
  Commercial, financial and agricultural          $17,311        $34,112         $3,365        $54,788
  Consumer installment                             65,031        117,509         60,814        243,354
  Real estate mortgage                             31,408        111,768        128,989        272,165
  Real estate construction                         46,648         14,027          4,257         64,932
                                               -------------------------------------------------------
                                                 $160,398       $277,416       $197,425       $635,239
                                               -------------------------------------------------------
Loans with floating interest rates:
  Commercial, financial and agricultural          $65,296        $34,940         $9,790       $110,026
  Consumer installment                            292,464              -              -        292,464
  Real estate mortgage                             22,215         70,229        351,406        443,850
  Real estate construction                         39,288         14,276         16,823         70,387
                                                ------------------------------------------------------
                                                 $419,263       $119,445       $378,019       $916,727
                                                -------------------------------------------------------
     Total loans                                 $579,661       $396,861       $575,444     $1,551,966
                                                =======================================================

The maturity distribution and yields of the investment portfolio at December 31, 2007 is presented in the following table. The timing of the maturities indicated in the table below is based on final contractual maturities. Most mortgage-backed securities return principal throughout their contractual lives. As such, the weighted average life of mortgage-backed securities based on outstanding principal balance is usually significantly shorter than the final contractual maturity indicated below. At December 31, 2007, the Bank had no held-to-maturity securities.

                                                         After One Year    After Five Years
                                          Within         but Through       but Through        After Ten
                                         One Year        Five Years        Ten Years          Years              Total
                                       -----------------------------------------------------------------------------------
                                       Amount  Yield     Amount Yield     Amount  Yield     Amount Yield     Amount  Yield
 (dollars in thousands)                -----------------------------------------------------------------------------------
Securities Available-for-Sale
------------------------------
Obligations of US government
  corporations and agencies              $438   4.97%   $11,645   4.21%   $98,000  3.97%    $93,691  5.70%   $203,774  4.78%
Obligations of states and
  political subdivisions                  606   6.71%     1,743   7.41%    10,498   7.81%    14,801  7.05%     27,648  7.35%
Corporate bonds                             -   -             -   -             -   -         1,005  6.49%      1,005  6.49%
                                      -------------------------------------------------------------------------------------
Total securities available-for-sale    $1,044   5.98%   $13,388   4.62%  $108,498   4.34%  $109,497  5.89%   $232,427  5.09%
                                      =====================================================================================

The principal cash requirements of the Company are dividends on common stock when declared. The Company is dependent upon the payment of cash dividends by the Bank to service its commitments. The Company expects that the cash dividends paid by the Bank to the Company will be sufficient to meet this payment schedule. Dividends from the Bank are subject to certain regulatory restrictions.

Off-Balance Sheet Items

The Bank has certain ongoing commitments under operating and capital leases. See
Note 5 of the financial statements at Item 8 of this report for the terms. These commitments do not significantly impact operating results. As of December 31, 2007 commitments to extend credit and commitments related to the Bank's deposit overdraft privilege product were the Bank's only financial instruments with off-balance sheet risk. The Bank has not entered into any material contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $690,633,000 and $623,133,000 at December 31, 2007 and 2006, respectively, and represent 44.5% of the total loans outstanding at year-end 2007 versus 41.3% at December 31, 2006. Commitments related to the Bank's deposit overdraft privilege product totaled $33,517,000 and $33,290,000 at December 31, 2007 and 2006, respectively.

Certain Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of December 31, 2007:

                                                              Less than        1-3          3-5       More than
(dollars in thousands)                              Total      one year        years        years       5 years
                                                   ------------------------------------------------------------

Federal funds purchased                             $56,000      $56,000            -          -            -
FHLB loan, fixed rate of 5.41%
   payable on April 7, 2008, callable
   in its entirety by FHLB on a quarterly
   basis beginning April 7, 2003                     20,000       20,000            -          -            -
FHLB loan, fixed rate of 5.35%
   payable on December 9, 2008                        1,500        1,500            -          -            -
FHLB loan, fixed rate of 5.77%
   payable on February 23, 2009                       1,000            -        1,000          -            -
Capital lease obligation on premises,
   effective rate of 13% payable
   monthly in varying amounts
   through December 1, 2009                             168            -         168           -            -
Other collateralized borrowings,
   fixed rate of 3.45% payable on January 2, 2008    43,458       43,458           -           -            -
Repurchase  Agreement,  adjustable rate of three-
   month LIBOR less 0.29% until  August 30, 2009
   with a floor rate of 0.00% and a cap rate of
   4.72% after which, rate is fixed at 4.72% and
   is callable  in  its entirety by counterparty
  on a quarterly basis, matures on August 30, 2012   50,000           -            -       50,000           -
Junior subordinated debt, adjustable rate
   of three-month LIBOR plus 3.05%,
   callable in whole or in part by the
   Company on a quarterly basis beginning
   October 7, 2008, matures October 7, 2033          20,619            -            -           -       20,619
Junior subordinated debt, adjustable rate
   of three-month LIBOR plus 2.55%,
   callable in whole or in part by the
   Company on a quarterly basis beginning
   July 23, 2009, matures July 23, 2034              20,619            -            -           -       20,619
Operating lease obligations                           5,755        1,950        2,513         901          391
Deferred compensation(1)                              6,284          621        1,214         957        3,492
Supplemental retirement plans(1)                      4,779          583        1,167       1,019        2,010
                                                  ------------------------------------------------------------
Total contractual obligations                      $230,182     $124,112       $6,062     $52,877      $47,131
                                                  ============================================================

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
                                                                         Page

     Consolidated Balance Sheets as of December 31, 2007 and 2006          42
     Consolidated Statements of Income for
       the years ended December 31, 2007, 2006, and 2005                   43
     Consolidated Statements of Changes in Shareholders' Equity
       for the years ended December 31, 2007, 2006, and 2005               44
     Consolidated Statements of Cash Flows for the years ended
       December 31, 2007, 2006, and 2005                                   45
     Notes to Consolidated Financial Statements                            46
     Management's Report of Internal Control over Financial Reporting      72
     Independent Registered Public Accounting Firm's Reports               73

                                TRICO BANCSHARES
                           CONSOLIDATED BALANCE SHEETS


                                                             At December 31,
                                                            2007         2006
      (in thousands, except share data)                 ------------------------
     Assets:
     Cash and due from banks                                $88,798     $102,220
     Federal funds sold                                           -          794
                                                        ------------------------
     Cash and cash equivalents                               88,798      103,014
     Securities available-for-sale                          232,427      198,361
     Federal Home Loan Bank stock, at cost                    8,766        8,320
     Loans, net of allowance for loan losses
          of $17,331 and $16,914                          1,534,635    1,492,965
     Foreclosed assets, net of allowance for losses
          of $180 and $180                                      187            -
     Premises and equipment, net                             20,492       21,830
     Cash value of life insurance                            44,981       43,536
     Accrued interest receivable                              8,554        8,727
     Goodwill                                                15,519     15,519
     Other intangible assets, net                             1,176        1,666
     Other assets                                            25,086       26,028
                                                        ------------------------
         Total assets                                    $1,980,621   $1,919,966
                                                        ========================
     Liabilities and Shareholders' Equity:
     Liabilities:
     Deposits:
         Noninterest-bearing demand                        $378,680     $420,025
         Interest-bearing                                 1,166,543    1,179,124
                                                        ------------------------
     Total deposits                                       1,545,223    1,599,149
     Federal funds purchased                                 56,000       38,000
     Accrued interest payable                                 7,871        7,548
     Reserve for unfunded commitments                         2,090        1,849
     Other liabilities                                       23,195       22,835
     Other borrowings                                       116,126       39,911
     Junior subordinated debt                                41,238       41,238
                                                        ------------------------
         Total liabilities                                1,791,743    1,750,530
                                                        ------------------------
     Commitments and contingencies (Notes 5, 9, 14 and 16)
     Shareholders' equity:
     Common stock, no par value: 50,000,000 shares authorized;
     issued and outstanding:
       15,911,550 at December 31, 2007                       78,775
       15,857,207 at December 31, 2006                                    73,739
     Retained earnings                                      111,655      100,218
     Accumulated other comprehensive loss, net               (1,552)     (4,521)
                                                        ------------------------
         Total shareholders' equity                         188,878      169,436
                                                        ------------------------
        Total liabilities and shareholders'             $1,980,621   $1,919,966
          equity                                        ========================

The accompanying notes are an integral part of these consolidated financial statements.

                                TRICO BANCSHARES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                     Years ended December 31,
                                               ---------------------------------
                                                   2007       2006        2005
  (in thousands, except per share data)        --------------------------------
Interest and dividend income:
     Loans, including fees                      $117,639   $109,769    $86,379
     Debt securities:
         Taxable                                   7,712      8,373     10,268
         Tax exempt                                1,454      1,749      1,778
     Dividends                                       446        376        306
     Federal funds sold                               17         56         25
                                               ---------------------------------
         Total interest and dividend income      127,268    120,323      98,756
                                               ---------------------------------
Interest expense:
     Deposits                                     31,423     25,460      14,902
     Federal funds purchased                       2,880      4,116       1,784
     Other borrowings                              2,983      1,667       1,361
     Junior subordinated debt                      3,296      3,202       2,482
                                               ---------------------------------
         Total interest expense                   40,582      34,445     20,529
                                               ---------------------------------
Net interest income                               86,686     85,878      78,227

Provision for loan losses                          3,032      1,289       2,169
                                               ---------------------------------
Net interest income after provision for loan      83,654     84,589      76,058
  losses                                       ---------------------------------
Noninterest income:
     Service charges and fees                     21,200     19,809      18,152
     Gain on sale of loans                           994      1,224       1,679
     Commissions on sale of non-deposit            2,331      1,946       2,242
       investment products
     Increase in cash value of life insurance      1,445      1,767       1,507
     Other                                         1,620      1,509       1,310
                                               ---------------------------------
         Total noninterest income                 27,590     26,255      24,890
                                               ---------------------------------
Noninterest expense:
     Salaries and related benefits                38,066     36,455      33,926
     Other                                        30,840     30,271      28,184
                                               ---------------------------------
         Total noninterest expense                68,906     66,726      62,110
                                               ---------------------------------
Income before income taxes                        42,338     44,118      38,838
                                               ---------------------------------
     Provision for income taxes                   16,645     17,288      15,167
                                               ---------------------------------
Net income                                       $25,693    $26,830     $23,671
                                               =================================
Earnings per share:
     Basic                                         $1.62      $1.70       $1.51
     Diluted                                       $1.57      $1.64       $1.45

The accompanying notes are an integral part of these consolidated financial statements.



                                TRICO BANCSHARES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years Ended December 31, 2007, 2006 and 2005

                                                                                          Accumulated
                                                      Shares of                           Other
                                                       Common      Common      Retained   Comprehensive
                                                        Stock      Stock       Earnings   (Loss) Income   Total
 (in thousands, except share data)                --------------------------------------------------------------

Balance at December 31, 2004                       15,723,317     $70,699      $67,785        ($352)    $138,132
Comprehensive income:
   Net income                                                                   23,671                    23,671
   Change in net unrealized loss on
       Securities available for sale, net                                                    (3,336)      (3,336)
   Change in minimum pension liability, net                                                    (137)        (137)
                                                                                                         --------
       Total comprehensive income                                                                         20,198
Stock options exercised                               136,289         972                                    972
Tax benefit of stock options exercised                                425                                    425
Repurchase of common stock                           (151,771)       (684)      (2,477)                   (3,161)
Dividends paid ($0.45 per share)                                                (7,073)                   (7,073)
                                                  ---------------------------------------------------------------
Balance at December 31, 2005                       15,707,835     $71,412      $81,906      ($3,825)    $149,493
Comprehensive income:
   Net income                                                                   26,830                    26,830
   Change in net unrealized loss on
       Securities available for sale, net                                                       519         519
                                                                                                          ------
       Total comprehensive income                                                                         27,349
Adjustment to initially apply FASB
   Statement No. 158, net of tax                                                             (1,215)      (1,215)
Stock option vesting                                                  662                                    662
Stock options exercised                               190,287       1,646                                  1,646
Tax benefit of stock options exercised                                205                                    205
Repurchase of common stock                            (40,915)       (186)        (923)                   (1,109)
Dividends paid ($0.48 per share)                                                (7,595)                   (7,595)
                                                  ---------------------------------------------------------------
Balance at December 31, 2006                       15,857,207     $73,739     $100,218      ($4,521)    $169,436
Comprehensive income:
   Net income                                                                   25,693                    25,693
   Change in net unrealized gain on
       Securities available for sale, net                                                     2,983        2,983
   Change in minimum pension liability, net                                                     (14)         (14)
                                                                                                         --------
       Total comprehensive income                                                                         28,662
Stock option vesting                                                  782                                    782
Stock options exercised                               382,350       4,080                                  4,080
Tax benefit of stock options exercised                              1,731                                  1,731
Repurchase of common stock                           (328,007)     (1,557)      (5,986)                   (7,543)
Dividends paid ($0.52 per share)                                                (8,270)                   (8,270)
                                                  ---------------------------------------------------------------
Balance at December 31, 2007                       15,911,550     $78,775      $111,655     ($1,552)    $188,878
                                                  ===============================================================

The accompanying notes are an integral part of these consolidated financial statements.


                                TRICO BANCSHARES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                              Years Ended December 31,
                                                                ---------------------------------------------
                                                                     2007            2006             2005
  (in thousands)                                                ---------------------------------------------
Operating activities:
   Net income                                                     $25,693          $26,830          $23,671
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation of premises and equipment, and amortization     3,719            3,710            3,821
       Amortization of intangible assets                              490            1,395            1,381
       Provision for loan losses                                    3,032            1,289            2,169
       Amortization of investment securities premium, net             647              898            1,236
       Gain on sale of investments                                      -              (12)               -
       Originations of loans for resale                           (63,777)         (69,707)         (76,542)
       Proceeds from sale of loans originated for resale           64,106           70,257           77,398
       Gain on sale of loans                                         (994)          (1,224)          (1,679)
       Amortization of mortgage servicing rights                        -                -              661
       Change in market value of mortgage servicing rights            490              400                -
       Loss on sale of fixed assets                                     6               28               94
       Increase in cash value of life insurance                    (1,445)          (1,767)          (1,507)
       Stock option vesting expense                                   782              662                -
       Stock option excess tax benefits                            (1,731)            (205)            (425)
       Deferred income tax benefit                                   (506)          (1,679)          (2,223)
       Change in:
         Interest receivable                                          173           (1,086)          (1,168)
         Interest payable                                             323            3,042            1,225
         Other assets and liabilities, net                          1,129               37            1,382
                                                                --------------------------------------------
         Net cash provided by operating activities                 32,137           32,868           29,494
                                                                --------------------------------------------
Investing activities:
   Proceeds from maturities of securities available-for-sale       49,256           52,043           58,755
   Proceeds from sale of securities available-for-sale                  -           10,779                -
   Purchases of securities available-for-sale                     (78,822)            (896)         (40,013)
   Purchase of Federal Home Loan Bank stock                          (446)            (718)            (821)
   Loan originations and principal collections, net               (44,889)        (125,445)        (212,536)
Proceeds from sale of premises and equipment                           12                5               24
   Purchases of premises and equipment                             (1,751)          (3,781)          (4,766)
                                                                --------------------------------------------
         Net cash used by investing activities                    (76,640)         (68,013)        (199,357)
                                                                --------------------------------------------
Financing activities:
   Net (decrease) increase in deposits                            (53,926)         102,352          147,964
   Net change in federal funds purchased                           18,000          (58,800)          50,400
   Increase in long-term other borrowings                          50,000                -                -
   Payments of principal on long-term other borrowings                (67)             (58)             (51)
   Net change in short-term other borrowings                       26,282            8,579            3,289
   Stock option excess tax benefits                                 1,731              205              425
   Repurchase of common stock                                      (4,167)               -           (3,161)
   Dividends paid                                                  (8,270)          (7,595)          (7,073)
   Exercise of stock options                                          704              537              972
                                                                 -------------------------------------------
         Net cash provided by financing activities                 30,287           45,220          192,765
                                                                 -------------------------------------------
Net change in cash and cash equivalents                           (14,216)          10,075           22,902
                                                                 -------------------------------------------
Cash and cash equivalents and beginning of year                   103,014           92,939           70,037
                                                                 -------------------------------------------
Cash and cash equivalents at end of year                          $88,798         $103,014          $92,939
                                                                 ===========================================
Supplemental disclosure of noncash activities:
   Unrealized gain (loss) on securities available for sale         $5,147             $895          ($5,757)
   Loans transferred to other real estate                             187                -                -
   Market value of shares tendered by employes in-lieu of
     cash to pay for exercise of options and/or related taxes       3,376            1,109                -
Supplemental disclosure of cash flow activity:
   Cash paid for interest expense                                  40,259           31,403           19,304
   Cash paid for income taxes                                      16,300           19,825           16,215

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

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

Significant Group Concentration of Credit Risk
The Company grants agribusiness, commercial, consumer, and residential loans to customers located throughout the northern San Joaquin Valley, the Sacramento Valley and northern mountain regions of California. The Company has a diversified loan portfolio within the business segments located in this geographical area. The Company currently classifies all its operation into one business segment that it denotes as community banking

Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.

Investment Securities
The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. In 2007 and 2006, the Company did not have any securities classified as either held-to-maturity or trading.

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

Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors of current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. At December 31, 2007 and 2006, the Company's balance of loans held for sale was immaterial.

Mortgage loans held for sale are generally sold with the mortgage servicing rights retained by the Company. The carrying value of mortgage loans sold is reduced by the cost allocated to the associated mortgage servicing rights. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

Loans
Loans are reported at the principal amount outstanding, net of unearned income and the allowance for loan losses. Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loan's yield over the actual life of the loan. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is generally discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When loans are 90 days past due, but in Management's judgment are well secured and in the process of collection, they may be classified as accrual. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of Management, the loans are estimated to be fully collectible as to both principal and interest. All impaired loans are classified as nonaccrual loans.

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

Based on the current conditions of the loan portfolio, Management believes that the allowance for loan losses and the reserve for unfunded commitments, which collectively stand at $19,421,000 at December 31, 2007, are adequate to absorb probable losses inherent in the Company's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

Mortgage Servicing Rights
Mortgage servicing rights (MSRs) represent the Company's right to a future stream of cash flows based upon the contractual servicing fee associated with servicing mortgage loans. Our MSRs arise from residential mortgage loans that we originate and sell, but retain the right to service the loans. For sales of residential mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on fair values of the loan and the servicing right. The net gain from the retention of the servicing right is included in gain on sale of loans in noninterest income when the loan is sold. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. MSRs are included in other assets. Servicing fees are recorded in noninterest income when earned.

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

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated:
                                         --------------------------
                                           Years ended December 31,
                                             2007         2006
(dollars in thousands)                    -------------------------
Mortgage servicing rights:
Balance at beginning of period               $3,912        $3,638
Additions                                       665           674
Change in fair value                           (490)         (400)
                                          -------------------------
Balance at end of period                     $4,087        $3,912
                                          =========================
Servicing fees received                        $997          $957
Balance of loans serviced at:
     Beginning of period                   $389,636      $373,163
     End of period                         $406,743      $389,636
Weighted-average prepayment speed (CPR)        12.7%         12.7%
Discount rate                                  10.0%         10.0%

The changes in fair value of MSRs that occurred during 2007 and 2006 were mainly due to changes in estimate life of the MSRs.

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

The following table summarizes the Company's goodwill intangible as of December 31, 2007 and 2006.

                              December 31,                          December 31,
                               2006      Additions    Reductions       2007
    (dollar in thousands)    ---------------------------------------------------
   Goodwill                    $15,519        -             -         $15,519
                             ===================================================

The following table summarizes the Company's core deposit intangibles as of December 31, 2007 and 2006.

                                  December 31,                      December 31,
                                    2006     Additions   Reductions    2007
     (dollar in thousands)       -----------------------------------------------
   Core deposit intangibles        $13,643          -      ($10,278)    $3,365
   Accumulated amortization        (11,977)   $10,278         ($490)    (2,189)
                                 -----------------------------------------------
   Core deposit intangibles, net    $1,666    $10,278      ($10,768)    $1,176
                                 ===============================================

Core deposit intangibles are amortized over their expected useful lives. Such lives are periodically reassessed to determine if any amortization period adjustments are indicated. The following table summarizes the Company's estimated core deposit intangible amortization for each of the five succeeding years:

                                                  Estimated Core Deposit
                                                  Intangible Amortization
                   Years Ended                     (dollar in thousands)
                  ------------                    -----------------------
                      2008                                 $523
                      2009                                 $328
                      2010                                 $260
                      2011                                  $65
                   Thereafter                                 -

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

Stock-Based Compensation
Prior to January 1, 2006, employee compensation expense under stock option plans was reported only if options were granted below market price at grant date in accordance with the intrinsic value method of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), on January 1, 2006. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for the Company, is the date of the grant. The Company transitioned to fair-value based accounting for stock-based compensation using a modified version of prospective application ("modified prospective application"). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that were outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not previously adopt the fair value accounting method for stock-based employee compensation.


SFAS No. 123R, requires pro forma disclosures of net income and earnings per share for all periods prior to the adoption of the fair value accounting method for stock-based employee compensation. The pro forma disclosures presented in
Note 11 use the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans for years prior to 2006.

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

Earnings per share have been computed based on the following:

                                                      Years ended December 31,
                                                   -----------------------------
                                                     2007       2006      2005
 (in thousands)                                    -----------------------------
Net income                                         $25,693    $26,830   $23,671

Average number of common shares outstanding         15,898     15,812    15,708
Effect of dilutive stock options                       466        571       623
Average number of common shares outstanding        -----------------------------
   used to calculate diluted earnings per share     16,364     16,383    16,331
                                                   =============================

There were 307,050 options excluded from the computation of diluted earnings per share for the year ended December 31, 2007 because the effect of these options was antidilutive. There were no options excluded from the computation of diluted earnings per share for the years ended December 31, 2006, and 2005, respectively, because the effect of these options was antidilutive.

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

The components of other comprehensive income and related tax effects are as follows:

                                                                                        Years Ended December 31,
                                                                                  ---------------------------------
                                                                                     2007        2006         2005
 (in thousands)                                                                   ---------------------------------
Unrealized holding gains (losses) on available-for-sale securities                 $5,147        $895      ($5,757)
Tax effect                                                                         (2,164)       (376)       2,421
                                                                                  ---------------------------------
   Unrealized holding gains (losses) on available-for-sale securities, net of tax   2,983         519       (3,336)
                                                                                  ---------------------------------
Change in minimum pension liability                                                   (24)          -         (292)
Tax effect                                                                             10           -          155
                                                                                  ---------------------------------
   Change in minimum pension liability, net of tax                                    (14)          -         (137)
                                                                                  ----------------------------------
                                                                                   $2,969        $519      ($3,473)
                                                                                  ==================================

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

The components of accumulated other comprehensive loss, included in shareholders' equity, are as follows:


                                                                                         December 31,
                                                                                  --------------------------
                                                                                     2007             2006
  (in thousands)                                                                  --------------------------

Net unrealized gains (losses) on available-for-sale securities                     $1,292          ($3,855)
Tax effect                                                                           (543)           1,621
                                                                                   ------------------------
  Unrealized holding gains (losses) on available-for-sale securities, net of tax      749           (2,234)
                                                                                   ------------------------
Minimum pension liability                                                          (3,970)          (3,946)
Tax effect                                                                          1,669            1,659
                                                                                   ------------------------
 Minimum pension liability, net of tax                                             (2,301)          (2,287)
                                                                                   ------------------------
Accumulated other comprehensive loss                                              ($1,552)         ($4,521)
                                                                                  =========================

Recent Accounting Pronouncements
In February 2006, the FASB issued FASB Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140 (SFAS 155). SFAS 155 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation,
(iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company on January 1, 2007 and did not have a significant impact on the Company's consolidated financial statements.

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

FASB Emerging Issues Task Force ("EITF") Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements." EITF 06-4 requires the recognition of a liability and related compensation expense for bank owned life insurance policies with joint beneficiary agreements that provide a benefit to an employee that extends to post-retirement periods. Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity's obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee's active service period based on the future cost of insurance to be incurred during the employee's retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." The Company expects to adopt EITF 06-4 effective as of January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings of approximately $522,000 net of tax.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (SAB 109). SAB 109 provides guidance on the accounting for written loan commitments recorded at fair value under generally accepted accounting principles (GAAP). Specifically, the SAB revises the Staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written
loan   commitment.   SAB  109,  which   supersedes SAB   105,   Application  of
Accounting Principles to Loan Commitments, requires the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective on January 1, 2008 for the Company. Adoption of SAB 109 is not expected to have a material impact on the Company's financial statements.


Reclassifications
Certain amounts previously reported in the 2006 and 2005 financial statements have been reclassified to conform to the 2007 presentation. These reclassifications did not affect previously reported net income or total shareholders' equity.

Note 2 - Restricted Cash Balances

Reserves (in the form of deposits with the Federal Reserve Bank) of $10,388,000 and $7,183,000 were maintained to satisfy Federal regulatory requirements at December 31, 2007 and 2006. These reserves are included in cash and due from banks in the accompanying balance sheets.

Note 3 - Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:

                                                                                  December 31, 2007
                                                             --------------------------------------------------------
                                                                               Gross           Gross      Estimated
                                                              Amortized     Unrealized      Unrealized      Fair
                                                                Cost           Gains          Losses        Value
 (in thousands)                                               ------------------------------------------------------
Securities Available-for-Sale
-----------------------------
Obligations of U.S. government corporations and agencies       $202,885        $1,702            ($813)   $203,774
Obligations of states and political subdivision                  27,250           414              (16)     27,648
Corporate debt securities                                         1,000             5                -       1,005
                                                             ------------------------------------------------------
    Total securities available-for-sale                        $231,135        $2,121            ($829)   $232,427
                                                             ======================================================

                                                                                 December 31, 2006
                                                             ------------------------------------------------------
                                                                               Gross           Gross      Estimated
                                                              Amortized     Unrealized      Unrealized      Fair
                                                                Cost           Gains          Losses        Value
  (in thousands)                                             ------------------------------------------------------
Securities Available-for-Sale
-----------------------------
Obligations of U.S. government corporations and agencies       $168,581          $240          ($4,693)   $164,128
Obligations of states and political subdivisions                 32,635           628              (30)     33,233
Corporate debt securities                                         1,000             -                -       1,000
                                                              ----------------------------------------------------
    Total securities available-for-sale                        $202,216          $868          ($4,723)   $198,361
                                                              ====================================================


The amortized cost and estimated fair value of debt securities at December 31, 2007 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2007, obligations of U.S. government corporations and agencies with a cost basis totaling $202,885,000 consist almost entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S.
government corporations and agencies is categorized based on final maturity date. At December 31, 2007, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 3.8 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

                                                        Estimated
                                        Amortized       Fair Cost Value
                                      ---------------------------------
Investment  Securities                          (in thousands)
----------------------
Due in one year                            $1,038            $1,044
Due after one year through five years      13,352            13,388
Due after five years through ten years    108,882           108,498
Due after ten years                       107,863           109,497
                                      ---------------------------------
Totals                                   $231,135           $232,427
                                      =================================

Proceeds from sales of investment securities were as follows:

                      Gross        Gross         Gross
For the Year        Proceeds       Gains        Losses
-------------------------------------------------------
                              (in thousands)
     2007                 --           --           --
     2006            $10,779         $107         ($95)
     2005                 --           --           --

Investment securities with an aggregate carrying value of $212,687,000 and $160,436,000 at December 31, 2007 and 2006, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

                                                   Less than 12 months   12 months or more          Total
                                                   -------------------   -----------------     ------------------

                                                   Fair    Unrealized    Fair    Unrealized    Fair    Unrealized
                                                   Value      Loss       Value      Loss       Value      Loss
 (in thousands)                                    --------------------------------------------------------------
December 31, 2007
Securities Available-for-Sale:
Obligations of U.S. government
  corporations and agencies                        $5,280       ($3)    $85,377     ($811)    $90,657     ($814)
Obligations of states and political subdivisions    1,645       (12)      1,245        (3)      2,890       (15)
                                                   --------------------------------------------------------------
Total securities available-for-sale                $6,925      ($15)    $86,622      ($814)   $93,547     ($829)
                                                   ==============================================================


                                                   Less than 12 months   12 months or more          Total
                                                   -------------------   -----------------     ------------------

                                                   Fair    Unrealized    Fair    Unrealized    Fair    Unrealized
                                                   Value      Loss       Value      Loss       Value      Loss
 (in thousands)                                    --------------------------------------------------------------

December 31, 2006
Securities Available-for-Sale:
Obligations of U.S. government
  corporations and agencies                        $3,697      ($16)   $147,372   ($4,677)   $151,069   ($4,693)
Obligations of states and political subdivisions    1,646       (11)      1,260       (19)      2,906       (30)
                                                   --------------------------------------------------------------
Total securities available-for-sale                $5,343      ($27)   $148,632   ($4,696)   $153,975   ($4,723)
                                                   ==============================================================


Obligations of U.S. government corporations and agencies: The unrealized losses on investments in obligations of U.S. government corporations and agencies were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. At December 31, 2007, 38 debt securities representing obligations of U.S. government corporations and agencies had unrealized losses with aggregate depreciation of .9% from the Company's amortized cost basis.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by interest rate increases. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. At December 31, 2007, 3 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of .5% from the Company's amortized cost basis.

Note 4 - Loans

A summary of the balances of loans follows:
                                                     December 31,
                                             -------------------------
                                                2007           2006
  (in thousands)                             -------------------------
Mortgage loans on real estate:
   Residential 1-4 family                     $112,732       $111,459
   Commercial                                  607,147        571,628
                                             -------------------------
     Total mortgage loan on real estate        719,879        683,087
                                             -------------------------
Consumer:
   Home equity lines of credit                 309,362        282,099
   Home equity loans                            84,010         92,242
   Auto Indirect                               122,141        131,716
   Other                                        15,892         14,927
                                             -------------------------
     Total consumer loans                      531,405        520,984
                                             -------------------------
Commercial                                     164,734        153,054
                                             -------------------------
Construction:
   Residential 1-4 family                       27,464         38,821
   Other construction                          108,647        113,518
                                             -------------------------
     Total construction                        136,111        152,339
                                             -------------------------
Total loans                                  1,552,129      1,509,464
                                             -------------------------
Less:  Allowance for loan losses               (17,331)       (16,914)
       Net deferred loan (fees) costs             (163)           415
                                            --------------------------
Total loans, net                            $1,534,635     $1,492,965
                                            ==========================

Loans with an aggregate carrying value of $485,638,000 and $460,387,000 at December 31, 2007 and 2006, respectively, were pledged as collateral for specific borrowings and lines of credit.

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (dollars in thousands):

                                                Years Ended December 31,
                                           ----------------------------------
                                              2007        2006        2005
                                           ----------------------------------
     Allowance for loan losses:
     Balance at beginning of year           $16,914     $16,226      $14,525
     Provision for loan losses                3,032       1,289        2,169
     Loans charged off                       (3,758)     (1,787)      (1,679)
     Recoveries of previously
       charged-off loans                      1,143       1,186        1,211
                                           ----------------------------------
       Net charge-offs                       (2,615)       (601)        (468)
                                           ----------------------------------
     Balance at end of year                 $17,331     $16,914      $16,226
                                           ==================================
     Reserve for unfunded commitments:
     Balance at beginning of year            $1,849      $1,813       $1,532
     Provision for losses -
       Unfunded commitments                     241          36          281
                                           ----------------------------------
     Balance at end of year                  $2,090      $1,849       $1,813
                                           ==================================
     Balance at end of year:
     Allowance for loan losses              $17,331     $16,914      $16,226
     Reserve for unfunded commitments        $2,090       1,849        1,813
                                           ----------------------------------
     Allowance for losses                   $19,421     $18,763      $18,039
                                           ==================================
     As a percentage of total loans:
     Allowance for loan losses                 1.12%       1.12%       1.17%
     Reserve for unfunded commitments          0.13%       0.12%       0.13%
                                           ----------------------------------
     Allowance for losses                      1.25%       1.24%       1.30%
                                           ==================================

Loans classified as nonaccrual, net of guarantees of the U.S. government, including its agencies and its government-sponsored agencies, amounted to approximately $7,511,000, $4,444,000, and $2,961,000 at December 31, 2007, 2006,
and 2005, respectively. These nonaccrual loans were classified as impaired and are included in the recorded balance in impaired loans for the respective years shown below. If interest on those loans had been accrued, such income would have been approximately $621,000, $357,000, and $957,000 in 2007, 2006 and 2005,
respectively. Loans 90 days past due and still accruing, net of guarantees of the U.S. government, including its agencies and its government-sponsored agencies, amounted to approximately $0, $68,000, and $0 at December 31, 2007, 2006, and 2005, respectively.

As of December 31, the Company's recorded investment in impaired loans, net of guarantees of the U.S. government, and the related valuation allowance were as follows :

                                                            2007
                                           -------------------------------------
                                             Recorded                 Valuation
                                            Investment                Allowance
  (in thousands)                           -------------------------------------
Impaired loans -
  Valuation allowance required                 $7,511                  $1,395
  No valuation allowance required                  --                      --
                                           -------------------------------------
    Total impaired loans                       $7,511                  $1,395
                                           =====================================

                                                            2006
                                           -------------------------------------
                                             Recorded                 Valuation
                                            Investment                Allowance
                                           -------------------------------------
Impaired loans -
  Valuation allowance required                 $4,444                    $883
  No valuation allowance required                  --                      --
                                          --------------------------------------
    Total impaired loans                       $4,444                    $883
                                          ======================================

This valuation allowance is included in the allowance for loan losses shown above for the respective year. The average recorded investment in impaired loans was $5,978,000, $3,703,000 and $3,903,000 for the years ended December 31, 2007,
2006 and 2005, respectively. The Company recognized interest income on impaired loans of $859,000, $761,000, and $736,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 5 - Premises and Equipment

Premises and equipment were comprised of:

                                             December 31,
                                    ------------------------------
                                      2007                  2006
 (in thousands)                     ------------------------------
Premises                             $18,966              $18,183
Furniture and equipment               23,248               22,915
                                    ------------------------------
                                      42,214               41,098
Less:  Accumulated depreciation      (25,536)             (23,088)
                                    ------------------------------
                                      16,678               18,010
Land and land improvements             3,814                3,820
                                    ------------------------------
                                     $20,492              $21,830
                                    ==============================

Depreciation of premises and equipment amounted to $3,071,000, $3,209,000, and $3,210,000 in 2007, 2006, and 2005, respectively.

The Company leases one building for which the lease is accounted for as a capital lease. The cost basis of the building under this capital lease is $831,000 with accumulated depreciation of $773,000 and $745,000 at December 31, 2007 and 2006, respectively. The cost basis and accumulated depreciation of this building under capital lease are recorded in the balance of premises and equipment. Depreciation related to this building under capital lease is included in the depreciation of premises and equipment noted above.

At December 31, 2007, future minimum commitments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:

                                                  Capital       Operating
                                                  Leases        Leases
                                                 ------------------------
                                                   (in thousands)
        2008                                        $95         $1,950
        2009                                         96          1,397
        2010                                         -           1,116
        2011                                         -             628
        2012                                         -             273
        Thereafter                                   -             391
                                                 ------------------------
        Future minimum lease payments               191          $5,755
        Less amount representing interest            23          =======
                                                  -----
        Present value of future lease payments    $168
                                                  =====
Rent expense under operating leases was $2,273,000 in 2007, $2,175,000 in 2006, and $1,855,000 in 2005.

Note 6 - Deposits

A summary of the balances of deposits follows:
                                                         December 31,
                                                 --------------------------
                                                     2007           2006
                                                 --------------------------
                                                        (in thousands)
        Noninterest-bearing demand                  $378,680       $420,025
        Interest-bearing demand                      216,952        230,671
        Savings                                      383,233        374,611
        Time certificates, $100,000 and over         262,977        254,150
        Other time certificates                      303,381        319,692
                                                 ---------------------------
          Total deposits                          $1,545,223     $1,599,149
                                                 ===========================

Certificate of deposit balances of $40,000,000 and $20,000,000 from the State of California were included in time certificates, $100,000 and over, at December 31, 2007 and 2006, respectively. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank's request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank.

Overdrawn deposit balances of $ 1,512,000 and $1,336,000 were classified as consumer loans at December 31, 2007 and 2006, respectively.

At December 31, 2007, the scheduled maturities of time deposits were as follows:

                                     Scheduled Maturities
                                        (in thousands)
                                     --------------------
          2008                            $529,796
          2009                              20,371
          2010                               5,657
          2011                               1,265
          2012                               9,258
          Thereafter                            11
                                     --------------------
            Total                        $566,358
                                     ====================

Note 7 - Other Borrowings

A summary of the balances of other borrowings follows:

                                                                                               December 31,
                                                                                     --------------------------
                                                                                          2007          2006
                                                                                     --------------------------
Borrowing under security repurchase agreement,  rate of 3-month LIBOR less 0.29%           (in thousands)
     with a floor of 0% and a cap of  4.72%,  adjustable  on a  quarterly  basis until  August 30, 2009 From August 30, 2009 until final  maturity on August
     30, 2012,  rate is fixed at 4.72% and principal is callable in its entirety
     by counterparty on a quarterly basis.                                             $50,000       $     -
FHLB loan,  fixed  rate of  5.41%  payable  on April 7,  2008,  callable  in its
     entirety by FHLB on a quarterly basis beginning April 7, 2003                      20,000        20,000
FHLB loan, fixed rate of 5.35% payable on December 9, 2008                               1,500         1,500
FHLB loan, fixed rate of 5.77% payable on February 23, 2009                              1,000         1,000
Capital lease  obligation on premises,  effective rate of 13% payable monthly in
     varying amounts through December 1, 2009                                              168           235
Other collateralized borrowings, fixed rate of 3.45% payable on January 2, 2008         43,458         17,176
                                                                                     --------------------------
Total other borrowings                                                                $116,126        $39,911
                                                                                     ==========================

During August 2007, the Company entered into a security repurchase agreement with principal balance of $50,000,000 and terms as described above. The Company did not enter into any other repurchase agreements during 2007 or 2006. The average balance of repurchase agreements for 2007 was $16,986,000 with an average rate of 4.72%.

The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at December 31, 2007, this line provided for maximum borrowings of $361,173,000 of which
$78,500,000 was outstanding, leaving $282,673,000 available. The total of borrowings from the FHLB at December 31, 2007 consists of the $22,500,000 described in the table above, and $56,000,000 of borrowings that mature overnight and are classified as federal funds purchased.

At December 31, 2007, the Company had $43,458,000 of other collateralized borrowings. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company.

The Company maintains a collateralized line of credit with the Federal Reserve Bank of San Francisco. Based on the collateral pledged at December 31, 2007, this line provided for maximum borrowings of $5,438,000 of which $0 was outstanding, leaving $5,438,000 available.

The Company has available unused correspondent banking lines of credit from commercial banks totaling $50,000,000 for federal funds transactions at December 31, 2007.

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

The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust I were reflected as junior subordinated debt in the consolidated balance sheets at December 31, 2007 and 2006. The common stock issued by TriCo Capital Trust I was recorded in other assets in the consolidated balance sheets at December 31, 2007 and 2006.

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

The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust II were reflected as junior subordinated debt in the consolidated balance sheets at December 31, 2007 and 2006. The common stock issued by TriCo Capital Trust II was recorded in other assets in the consolidated balance sheets at December 31, 2007 and 2006.

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

Note 10 - Shareholders' Equity

Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $13,941,000, $8,995,000, and $11,190,000 in 2007, 2006 and 2005, respectively.
The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Financial Institutions. California banking laws limit the Bank's ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this regulation, at December 31, 2007, the Bank may pay dividends of $48,282,000.

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

Stock Repurchase Plan
On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company's common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this stock repurchase plan represented approximately 3.2% of the Company's 15,814,662 outstanding common shares as of August 21, 2007. This stock repurchase plan has no expiration date. As of December 31, 2007, the Company had repurchased no shares under this plan.

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

As of December 31, 2007, options for the purchase of 215,380 and 0 common shares remained available for grant under the 2001 and 1995 Plans, respectively. Stock option activity is summarized in the following table:

                                                             Weighted   Weighted
                                                              Average    Average
                              Number          Option Price   Exercise Fair Value
                             Of Shares        Per Share       Price    of Grants
Outstanding at
   December 31, 2004        1,661,547    $2.62  to  $17.40   $10.52
     Options granted          112,000   $19.35  to  $20.58   $19.87      $4.30
     Options exercised       (136,289)   $2.62  to  $17.40    $7.14
     Options forfeited           (496)   $5.65  to   $5.65    $5.65
Outstanding at
   December 31, 2005        1,636,762    $5.65  to  $20.58   $11.44
     Options granted           87,000   $24.46  to  $25.91   $25.16      $8.50
     Options exercised       (190,287)   $6.13  to  $17.40    $8.66
     Options forfeited           (994)  $11.80  to  $11.80   $11.80
Outstanding at
   December 31, 2006        1,532,481    $5.65  to  $25.91   $12.57
     Options granted          220,050   $21.58  to  $22.54   $22.52      $7.70
     Options exercised       (382,350)   $5.65  to  $19.35   $10.67
     Options forfeited        (19,000)  $12.71  to  $19.35   $16.03
Outstanding at
   December 31, 2007        1,351,181    $5.65  to  $25.91   $14.68

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of December 31, 2007:

                                                   Currently    Currently Not      Total
(dollars in thousands except exercise price)       Exercisable  Exercisable     Outstanding

Number of options                                  1,031,827      319,354       1,351,181
Weighted average exercise price                       $12.49       $21.76          $14.68
Intrinsic value (thousands)                           $7,031            -           7,031
Weighted average remaining contractual term (yrs.)      2.83         8.71            4.22

The 319,354 options that are not currently exercisable as of December 31, 2007 are expected to vest, on a weighted-average basis, over the next 3.01 years, and the Company is expected to recognize $1,998,000 of pre-tax compensation costs related to these options as they vest.

The following table shows the total intrinsic value of options exercised, the total fair value of options vested, total compensation costs for options recognized in income, and total tax benefit recognized in income related to compensation costs for options during the periods indicated:

                                                    Years Ended December 31,
                                                2007         2006         2005
                                             -----------------------------------
Intrinsic value of options exercised         $2,765,000   $3,446,000  $1,984,000
Fair value of options that vested              $782,000     $662,000    $675,000
Total compensation costs for options
 recognized in income                          $782,000     $662,000          $0
Total tax benefit recognized in income
 related to compensation costs for options     $264,000     $188,000          $0

The Company did not modify any option grants in 2007, 2006, or 2005.

Had compensation cost for the Company's option plans been determined in accordance with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                  2005
(in thousands, except per share amounts)                        -------
Net income                                As reported           $23,671
                                            Pro forma           $23,267
Basic earnings per share                  As reported            $1.51
                                            Pro forma            $1.48
Diluted earnings per share                As reported            $1.45
                                            Pro forma            $1.42
Stock-based employee compensation
   cost, net of related tax effects,      As reported                $0
   included in net income                   Pro forma              $404

The fair value of the Company's stock option grants is estimated on the measurement date, which, for the Company, is the date of grant. The fair value of stock options is estimated using the Black-Scholes option-pricing model. The Company estimated expected market price volatility and expected term of the options based on historical data and other factors. The weighted-average assumptions used to determine the fair value of options granted are detailed in the table below:

                                                    Years Ended December 31,
Assumptions used to value option grants:        2007          2006         2005
                                               ---------------------------------
Average expected terms (years)                  8.1           7.1          6.5
Volatility                                     32.4%         32.6%        21.2%
Annual rate of dividends                        2.31%         1.91%        2.22%
Discount rate                                   4.81%         4.86%        3.90%

Note 12 - Other Noninterest Income and Expenses

The components of other noninterest income were as follows:

                                                 Years Ended December 31,
                                             2007           2006         2005
         (in thousands)                    -----------------------------------
        Sale of customer checks              $210           $210         $218
        Lease brokerage income                267            247          301
        Commission rebates                    626            653          498
        Other                                 517            399          293
                                           -----------------------------------
        Total other noninterest income     $1,620         $1,509       $1,310
                                           ===================================
Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights, totaling $508,000, $558,000, and $267,000, were recorded in service charges and fees noninterest income for the years ended December 31, 2007, 2006, and 2005, respectively.

The components of salaries and benefits expense were as follows:

                                                               Years Ended December 31,
                                                              2007       2006        2005
  (in thousands)                                           --------------------------------
Base salaries, net of deferred loan origination costs      $24,582     $22,788     $20,910
Incentive compensation                                       3,808       4,633       5,053
Benefits and other compensation costs                        9,676       9,034       7,963
                                                          ---------------------------------
     Total salaries and benefits expense                   $38,066     $36,455     $33,926
                                                          =================================

The components of other noninterest expense were as follows:

                                                      Years Ended December 31,
                                                  2007         2006        2005
 (in thousands)                                ---------------------------------
Equipment and data processing                   $6,300      $5,926      $5,783
Occupancy                                        4,786       4,450       4,041
Advertising                                      2,186       2,090       1,732
ATM network charges                              1,857       1,839       1,644
Telecommunications                               1,706       1,573       1,521
Professional fees                                1,516       1,652       1,247
Courier service                                  1,223       1,308       1,151
Postage                                            916       1,006         889
Intangible amortization                            490       1,395       1,381
Operational losses                                 454         374         225
Assessments                                        331         326         312
Change in reserve for unfunded commitments         241          36         281
Other                                            8,834       8,296       7,977
                                               ---------------------------------
     Total other noninterest expense           $30,840     $30,271     $28,184
                                               =================================

Note 13 - Income Taxes

The components of consolidated income tax expense are as follows:
                               ------------------------------------------
                                 2007             2006            2005
   (in thousands)              ------------------------------------------
Current tax expense
     Federal                    $12,750         $14,155        $12,937
     State                        4,401           4,812          4,453
                               -----------------------------------------
                                 17,151          18,967         17,390
                               -----------------------------------------
Deferred tax benefit
     Federal                       (337)         (1,329)        (1,763)
     State                         (169)           (350)          (460)
                               -----------------------------------------
                                   (506)         (1,679)        (2,223)
                               -----------------------------------------
Total tax expense               $16,645         $17,288        $15,167
                               =========================================

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense for financial and tax reporting purposes. The net change during the year in the deferred tax asset or liability results in a deferred tax expense or benefit.

Taxes recorded directly to shareholders' equity are not included in the preceding table. These taxes (benefits) relating to changes in minimum pension liability amounting to ($10,000) in 2007, ($880,000) in 2006, and ($155,000) in
2005, unrealized gains and losses on available-for-sale investment securities amounting to $2,164,000 in 2007, $376,000 in 2006, and ($2,421,000) in 2005, and
benefits related to employee stock options of ($1,731,000) in 2007, ($205,000) in 2006, and ($425,000) in 2005, were recorded directly to shareholders' equity.

The temporary differences, tax effected, which give rise to the Company's net deferred tax asset recorded in other assets are as follows as of December 31 for the years indicated:

                                                        2007              2006
  (in thousands)                                    ----------------------------
Deferred tax assets:
  Allowance for losses                                $8,166            $7,889
  Deferred compensation                                3,477             3,442
  Accrued pension liability                            3,104             2,705
  Additional minimum pension liability                 1,669             1,659
  State taxes                                          1,434             1,651
  Intangible amortization                              1,070             1,324
  Stock option expense                                   448               207
  Nonaccrual interest                                    261               150
  OREO write downs                                        76                76
  Capital lease                                           46                63
  Unrealized loss on securities                            -             1,621
                                                     ---------------------------
    Total deferred tax assets                         19,751            20,787
                                                     ---------------------------
Deferred tax liabilities:
  Securities income                                   (1,134)             (947)
  Unrealized gain on securities                         (543)                -
  Depreciation                                          (543)             (860)
  Core deposit premium                                  (494)             (700)
  Merger related fixed asset valuations                 (379)             (379)
  Securities accretion                                  (123)             (146)
  Mortgage servicing rights valuation                   (558)             (110)
  Other, net                                            (297)             (317)
                                                     ---------------------------
   Total deferred tax liability                       (4,071)           (3,459)
                                                     ---------------------------
Net deferred tax asset                               $15,680           $17,328
                                                     ===========================

The Company believes that a valuation allowance is not needed to reduce the deferred tax assets as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company had no unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings. The Company had no unrecognized tax benefits at January 1, 2007 and at December 31, 2007.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2007 and 2006 the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction, and California. With few exceptions, the Company is no longer subject to U.S.
federal or state/local income tax examinations by tax authorities for years before 2004.

The provisions for income taxes applicable to income before taxes for the years ended December 31, 2007, 2006 and 2005 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

                                                       Years Ended December 31,
                                                    ----------------------------
                                                     2007        2006       2005
                                                    ----------------------------
Federal statutory income tax rate                   35.0%       35.0%      35.0%
State income taxes, net of federal tax benefit       6.6         6.6        6.7
Tax-exempt interest on municipal obligations        (1.1)       (1.3)      (1.5)
Increase in cash value of insurance policies        (1.2)       (1.4)      (1.4)
Other                                                 -           0.3       0.3
                                                    ----------------------------
Effective Tax Rate                                  39.3%       39.2%      39.1%
                                                    ============================

Note 14 - Retirement Plans

401(k) Plan
The Company sponsors a 401(k) Plan whereby substantially all employees age 21 and over with 90 days of service may participate. Participants may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company does not contribute to the 401(k) Plan. The Company did not incur any expenses attributable to the 401(k) Plan during 2007, 2006, and 2005.

Employee Stock Ownership Plan
Substantially all employees with at least one year of service are covered by a discretionary employee stock ownership plan (ESOP). Contributions are made to the plan at the discretion of the Board of Directors. Contributions to the plan totaling $1,560,000 in 2007, $1,498,000 in 2006, and $1,279,000 in 2005 are
included in salary expense. Company shares owned by the ESOP are paid dividends and included in the calculation of earnings per share exactly as other common shares outstanding.

Deferred Compensation Plans
The Company has deferred compensation plans for directors and key executives, which allow directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company's deferred compensation obligations of $8,269,000, and $8,187,000 at December 31, 2007 and 2006,
respectively. Earnings credits on deferred balances totaling $742,000 in 2007, $724,000 in 2006, and $599,000 in 2005 are included in noninterest expense.

Supplemental Retirement Plans
The Company has supplemental retirement plans for directors and key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company's retirement obligations. The cash values of the insurance policies purchased to fund the deferred compensation obligations and the retirement obligations were $44,981,000 and $43,536,000 at December 31, 2007 and 2006,
respectively.

The Company recorded in other liabilities an additional minimum pension liability of $3,970,000 and $3,946,000 related to the supplemental retirement plans as of December 31, 2007 and 2006, respectively. These amounts represent the amount by which the projected benefit obligations for these retirement plans exceeded the fair value of plan assets plus amounts previously accrued related to the plans. The projected benefit obligation is recorded in other liabilities. At December 31, 2006, the Company adopted SFAS 158, which was previously discussed in Note 1. The incremental impact of adoption of SFAS 158 was an increase in additional minimum liability of $2,095,000, which was offset by a reduction of shareholders' equity of $1,215,000, representing the after-tax impact of the adoption, and the related deferred tax asset of $880,000.

At December 31, 2007 and 2006, the additional minimum pension liability of $3,970,000 and $3,946,000 were offset by a reduction of shareholders' equity accumulated other comprehensive loss of $2,301,000 and $2,287,000, respectively, representing the after-tax impact of the additional minimum pension liability, and the related deferred tax asset of $1,669,000 and $1,659,000, respectively. The Company expects to recognize approximately $148,000 of the net actuarial loss reported in the following table as of December 31, 2007 as a component of net periodic benefit cost during 2008. Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net period benefit cost of the Company's defined benefit pension plans are presented in the following table.

                                                                 December 31,
                                                              2007         2006
  (in thousands)                                           ---------------------
Net actuarial loss                                         ($2,823)     ($2,616)
Deferred tax benefit                                         1,187        1,100
                                                           ---------------------
Amount included in accumulated other comprehensive loss,   ($1,636)     ($1,516)
  net of tax                                               =====================

Information pertaining to the activity in the supplemental retirement plans, using a measurement date of December 31, is as follows:

                                                               December 31,
                                                           2007        2006
  (in thousands)                                        -----------------------
Change in benefit obligation:
Benefit obligation at beginning of year                 ($10,378)     ($9,865)
Service cost                                                (599)        (555)
Interest cost                                               (583)        (528)
Amendments                                                     -            -
Actuarial gain/(loss)                                       (320)          40
Benefits paid                                                527          530
                                                        -----------------------
Benefit obligation at end of year                       ($11,353)    ($10,378)
                                                        =======================
Change in plan assets:
Fair value of plan assets at beginning of year           $    --      $    --
                                                        -----------------------
Fair value of plan assets at end of year                 $    --      $    --
                                                        =======================
Funded status                                            ($11,353)    ($10,378)
Unrecognized net obligation existing at January 1, 1986        23           25
Unrecognized net actuarial loss                             2,823        2,616
Unrecognized prior service cost                             1,124        1,305
Accumulated other comprehensive income                     (3,970)      (3,946)
                                                         ----------------------
Accrued benefit cost                                     ($11,353)    ($10,378)
                                                         ======================
Accumulated benefit obligation                            ($8,588)     ($8,830)

The following table sets forth the net periodic benefit cost recognized for the supplemental retirement plans:

                                                        Years Ended December 31,
                                                         2007     2006   2005
  (in thousands)                                       -------------------------
Net pension cost included the following components:
Service cost-benefits earned during the period           $599     $555   $417
Interest cost on projected benefit obligation             583      528    533
Amortization of net obligation at transition                2        2      6
Amortization of prior service cost                        181      201    224
Recognized net actuarial loss                             113      134     94
                                                       -----------------------
Net periodic pension cost                              $1,478   $1,420 $1,274
                                                       =======================

The following table sets forth assumptions used in accounting for the plans:

                                                        Years Ended December 31,
                                                           2007    2006   2005
                                                         -----------------------
Discount rate used to calculate benefit obligation         6.00%   5.75%  5.50%
Discount rate used to calculate net periodic pension cost  5.75%   5.50%  6.25%
Average annual increase in executive compensation          4.00%   5.00%  5.00%
Average annual increase in director compensation           2.50%   2.50%  2.50%

The following table sets forth the expected benefit payments to participants and estimated contributions to be made by the Company under the supplemental retirement plans for the years indicated:
                                          Expected Benefit        Estimated
                                          Payments to             Company
       Years Ended                        Participants            Contributions
       -----------                        -------------------------------------
                                                     (in thousands)
          2008                                 $587                   $587
          2009                                  616                    616
          2010                                  616                    616
          2011                                  772                    772
          2012                                  772                    772
        2013-2017                            $3,981                 $3,981

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

The following table summarizes the activity in these loans for 2007 and 2006 (in thousands):

Balance December 31, 2005                     $10,146
Advances/new loans                              5,726
Removed/payments                               (9,335)
                                              --------
Balance December 31, 2006                       6,537
Advances/new loans                              3,909
Removed/payments                               (5,228)
                                              --------
Balance December 31, 2007                      $5,218
                                              ========

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


                                                           December 31,
                                                        2007         2006
  (in thousands)                                      ---------------------
Financial instruments whose amounts represent risk:
  Commitments to extend credit:
    Commercial loans                                   $141,914    $107,360
    Consumer loans                                      464,154     408,317
    Real estate mortgage loans                           23,326      37,859
    Real estate construction loans                       56,212      63,262
    Standby letters of credit                             5,027       6,335
  Deposit account overdraft privilege                    33,517      33,290

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


                                                  December 31, 2007                  December 31, 2006
                                            ---------------------------       -----------------------------
                                             Carrying           Fair            Carrying           Fair
                                              Amount           Value             Amount            Value
  (in thousands)                            ---------------------------       -----------------------------
Financial assets:
  Cash and due from banks                     $88,798          $88,798          $102,220          $102,220
  Federal funds sold                                -                -               794               794
  Securities available-for-sale               232,427          232,427           198,361           198,361
  Federal Home Loan Bank stock, at cost         8,766            8,766             8,320             8,320
  Loans, net                                1,534,635        1,554,266         1,492,965         1,492,617
  Cash value of life insurance                 44,981           44,981            43,536            43,536
  Accrued interest receivable                   8,554            8,554             8,727             8,727
Financial liabilities:
  Deposits                                  1,545,223        1,483,542         1,599,149         1,489,411
  Accrued interest payable                      7,871            7,871             7,548             7,548
  Federal funds purchased                      56,000           56,000            38,000            38,000
  Other borrowings                            116,126          120,088            39,911            40,119
  Junior subordinated debt                     41,238           41,238            41,238            41,238

                                             Contract           Fair            Contract            Fair
                                               Amount           Value            Amount             Value
Off-balance sheet:                          ----------------------------      -----------------------------
 Commitments                                 $685,606           $6,856          $616,798            $6,168
 Standby letters of credit                      5,027               50             6,335                63
 Overdraft privilege commitments               33,517              335            33,290               333


Note 18 - TriCo Bancshares Financial Statements

TriCo Bancshares (Parent Only) Balance Sheets
                                                                                 December 31,
                                                                          --------------------------
                                                                              2007           2006
                                                                          --------------------------
  (in thousands)
Assets
Cash and Cash equivalents                                                    $1,405          $1,472
Investment in Tri Counties Bank                                             227,946         208,410
Other assets                                                                  1,427           1,430
                                                                          --------------------------
   Total assets                                                            $230,778        $211,312
                                                                          ==========================
Liabilities and shareholders' equity
Other liabilities                                                              $662            $638
Junior subordinated debt                                                     41,238          41,238
                                                                          --------------------------
   Total liabilities                                                        $41,900         $41,876
                                                                          ==========================
Shareholders' equity:
Common stock, no par value: authorized 50,000,000 shares;
 issued and outstanding 15,911,550 and 15,857,207 shares, respectively      $78,775         $73,739
Retained earnings                                                           111,655         100,218
Accumulated other comprehensive loss, net                                    (1,552)         (4,521)
                                                                          ---------------------------
    Total shareholders' equity                                             $188,878        $169,436
                                                                          ---------------------------
    Total liabilities and shareholders' equity                             $230,778        $211,312
                                                                          ===========================

                                                                               Years ended December 31,
                                                                    --------------------------------------
                                                                      2007           2006           2005
                                                                    --------------------------------------
  (in thousands)
Statements of Income
Dividend income                                                         $18            $18           $18
Interest expense                                                     (3,296)        (3,202)       (2,482)
Administration expense                                                 (701)          (584)         (536)
                                                                    --------------------------------------
Loss before equity in net income of Tri Counties Bank                (3,980)        (3,768)       (3,000)
Equity in net income of Tri Counties Bank:
   Distributed                                                       13,941          8,995        11,190
   Undistributed                                                     14,055         20,014        14,213
Income tax benefit                                                    1,677          1,589         1,268
                                                                    --------------------------------------
 Net income                                                         $25,693        $26,830       $23,671
                                                                    ======================================


                                                                           Years ended December 31,
                                                                    --------------------------------------
 (in thousands)                                                       2007           2006          2005
Statements of Cash Flows                                            --------------------------------------
Operating activities:
   Net income                                                       $25,693         $26,830      $23,671
   Adjustments to reconcile net income to net cash provided
      by operating activities:
    Undistributed equity in Tri Counties Bank                        (14,055)        (20,014)     (14,213)
    Stock option vesting expense                                        782             662            --
    Stock option excess tax benefits                                 (1,731)           (205)        (425)
    Net change in other assets and liabilities                         (754)           (167)        (127)
                                                                    --------------------------------------
     Net cash provided by operating activities                        9,935           7,106        8,906
Investing activities: None
Financing activities:
   Issuance of common stock through option exercise                     704             537          972
   Stock option excess tax benefits                                   1,731             205          425
   Repurchase of common stock                                        (4,167)             --       (3,161)
   Cash dividends paid  --  common                                   (8,270)         (7,595)      (7,073)
                                                                    -------------------------------------
     Net cash used for financing activities                         (10,002)         (6,853)      (8,837)
                                                                    -------------------------------------
     Increase (decrease) in cash and cash equivalents                   (67)            253           69
Cash and cash equivalents at beginning of year                        1,472           1,219        1,150
                                                                    -------------------------------------
Cash and cash equivalents at end of year                             $1,405          $1,472       $1,219
                                                                    =====================================

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2007, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2007, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that Management believes have changed the institution's category. The Bank's actual capital amounts and ratios are also presented in the table.


                                                                                                             Minimum
                                                                                                           To Be Well
                                                                                                        Capitalized Under
                                                                                   Minimum              Prompt Corrective
                                                        Actual               Capital Requirement        Action Provisions
                                               ---------------------------------------------------------------------------
                                                  Amount       Ratio           Amount      Ratio         Amount      Ratio
 (dollars in thousands)                        ---------------------------------------------------------------------------

As of December 31, 2007:
Total Capital (to Risk Weighted Assets):
  Consolidated                                  $232,747        11.90%          $156,501    8.0%         N/A         N/A
  Tri Counties Bank                             $231,815        11.86%          $156,387    8.0%        $195,484     10.0%
Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                  $213,326        10.90%          $78,251     4.0%        N/A          N/A
  Tri Counties Bank                             $212,394        10.87%          $78,194     4.0%        $117,290     6.0%
Tier 1 Capital (to Average Assets):
   Consolidated                                 $213,326        11.16%          $76,429     4.0%         N/A         N/A
   Tri Counties Bank                            $212,394        11.12%          $76,366     4.0%        $95,458      5.0%

As of December 31, 2006:
Total Capital (to Risk Weighted Assets):
  Consolidated                                  $215,144        11.44%          $150,487    8.0%         N/A         N/A
  Tri Counties Bank                             $214,118        11.39%          $150,373    8.0%        $187,966     10.0%
Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                  $196,381        10.44%          $75,244     4.0%        N/A          N/A
  Tri Counties Bank                             $195,355        10.39%          $75,186     4.0%        $112,780     6.0%
Tier 1 Capital (to Average Assets):
  Consolidated                                  $196,381        10.49%          $74,914     4.0%         N/A         N/A
  Tri Counties Bank                             $195,355        10.44%          $74,851     4.0%        $93,564      5.0%

Note 20 - Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the four quarters of 2007 and 2006, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

                                                                    2007 Quarters Ended
                                                    --------------------------------------------------------
                                                     December 31,  September 30,    June 30,       March 31,
 (dollars in thousands, except per share data)      --------------------------------------------------------

Interest income                                        $32,179        $32,442        $31,986       $30,661
Interest expense                                        10,869         10,602          9,895         9,216
                                                     ---------       --------       --------      --------
Net interest income                                     21,310         21,840         22,091        21,445
Provision for loan losses                                1,350            700            500           482
                                                     ---------       --------       --------      --------
Net interest income after
  provision for loan losses                             19,960         21,140         21,591        20,963
Noninterest income                                       7,114          6,847          7,029         6,600
Noninterest expense                                     17,751         16,752         17,443        16,960
                                                      --------       --------       --------      --------
Income before income taxes                               9,323         11,235         11,177        10,603
Income tax expense                                       3,622          4,442          4,422         4,159
                                                     ---------      ---------      ---------      --------
Net income                                            $  5,701       $  6,793       $  6,755      $  6,444
                                                      ========       ========       ========      ========
Per common share:
  Net income (diluted)                                $   0.35       $   0.42       $   0.41      $   0.39
                                                      ========       ========       ========      ========
  Dividends                                           $   0.13       $   0.13       $   0.13      $   0.13
                                                      =========      ========       ========      ========


                                                                    2006 Quarters Ended
                                                    ------------------------------------------------------
                                                     December 31,   September 30,   June 30,     March 31,
  dollars in thousands, except per share data)      ------------------------------------------------------
Interest income                                        $31,545        $31,421        $29,379       $27,978
Interest expense                                         9,821          9,576          8,275         6,773
                                                     ---------      ---------       --------      --------
Net interest income                                     21,724         21,845         21,104        21,205
Provision for loan losses                                    -            235            554           500
                                                     ---------      ---------       --------      --------
Net interest income after
  provision for loan losses                             21,724         21,610        20,550         20,705
Noninterest income                                       6,628          6,649          6,531         6,448
Noninterest expense                                     17,002         17,026         16,276        16,422
                                                      --------       --------       --------      --------
Income before income taxes                              11,350         11,233         10,805        10,731
Income tax expense                                       4,432          4,413          4,248         4,196
                                                      --------       --------       --------      --------
Net income                                            $  6,918       $  6,820       $  6,557      $  6,535
                                                      ========       ========       ========      ========
Per common share:
  Net income (diluted)                                $   0.42       $   0.42       $   0.40      $   0.40
                                                      ========       ========       ========      ========
  Dividends                                           $   0.12       $   0.12       $   0.12      $   0.12
                                                      ========       ========       ========      ========

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2007.

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

Moss Adams LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements as of and for the year ended December 31, 2007, and the Company's effectiveness of internal control over financial reporting as of December 31, 2007, as stated in its reports, which are included herein.



/s/ Richard P. Smith
---------------------
Richard P. Smith
President and Chief Executive Officer



/s/ Thomas J. Reddish
---------------------
Thomas J. Reddish
Executive Vice President and Chief Financial Officer


March 11, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
TriCo Bancshares

We have audited the accompanying consolidated balance sheet of TriCo Bancshares and subsidiary, (the Company) as of December 31, 2007 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended. We have also audited TriCo Bancshares internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TriCo's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the 2007 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TriCo Bancshares and subsidiary as of December 31, 2007 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion TriCo Bancshares maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

As discussed in Notes1 and 11 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standard (SFAS) No. 123(R), Share-Based Payments.


/s/ Moss Adams, LLP
--------------------
Stockton, California
March 12, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TriCo Bancshares:

We have audited the accompanying consolidated balance sheet of TriCo Bancshares and subsidiary as of December 31, 2006, and the related consolidated statements of income, changes shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriCo Bancshares and subsidiary as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.


/s/ KPMG, LLP
---------------------
Sacramento, California
March 13, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 15, 2007, our audit committee dismissed our principal independent auditor, KPMG, LLP, and engaged the services of Moss Adams LLP as our new principal independent auditor on March 15, 2007, for the year ended December 31, 2007. During the years ended December 31, 2005 and 2006, and the following interim period through March 15, 2007, we did not consult with Moss Adams regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

During the years ended December 31, 2005 and 2006, and the following interim period through March 15, 2007, there were no disagreements between TriCo and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to KPMG's satisfaction, would have caused KPMG to make reference to the subject matter of the disagreement in connection with its reports on our financial statements for such periods. Also, none of the reportable events described under
Item 304(a)(1)(v) of Regulation S-K occurred within the two most recent years ended December 31, 2005 and 2006 or within the following interim period through March 15, 2007.

The audit reports of KPMG on our consolidated financial statements as of and for the years ended December 31, 2005 and 2006 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. We requested KPMG to furnish us with a letter addressed to the Securities and Exchange Commission stating whether they agreed with the above statements. A copy of that letter was filed with the Commission on a Form 8-K filed on March 21, 2007.


ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, the end of the period covered by this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2007, the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

(b) Management's Report on Internal Control over Financial Reporting and Attestation Report of Registered Public Accounting Firm

The Company's management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 as amended) for the Company. The Company's internal control over financial reporting is under the general oversight of the Board of Directors acting through the Audit Committee, which is composed entirely of independent directors. Moss Adams LLP, the Company's independent registered public accounting firm, has direct and unrestricted access to the Audit Committee at all times, with no members of management present, to discuss its audit and any other matters that have come to its attention that may affect the Company's accounting, financial reporting or internal controls. The Audit Committee meets periodically with management, internal auditors and Moss Adams LLP to determine that each is fulfilling its responsibilities and to support actions to identify, measure and control risk and augment internal control over financial reporting. Internal control over financial reporting, however, cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.

Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2007 based on the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007. Management's report on internal control over financial reporting is set forth on page 72 of this report and is incorporated herein by reference. The effectiveness of the Company's internal control over financial reporting as of December 31, 2007 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in its report, which is set forth on page 73 of this report and is incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B. OTHER INFORMATION

All information required to be disclosed in a current report on Form 8-K during the fourth quarter of 2007 was so disclosed.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 20, 2008, which will be filed with the Commission pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 20, 2008, which will be filed with the Commission pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 20, 2008, which will be filed with the Commission pursuant to Regulation 14A.

ITEM  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 20, 2008, which will be filed with the Commission pursuant to Regulation 14A.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 20, 2008, which will be filed with the Commission pursuant to Regulation 14A.

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

    10.1* Rights  Agreement  dated  June 25,  2001,  between  TriCo  and  Mellon
          Investor Services LLC filed as Exhibit 1 to TriCo's Form 8-A dated July 25, 2001.

     10.2*Form of Change of Control Agreement dated as of August 23, 2005, between TriCo, Tri Counties Bank and each of Bruce Belton, Dan Bailey, Craig Carney, Gary Coelho, W.R. Hagstrom, Rick Miller, Richard
          O'Sullivan, Thomas Reddish, and Ray Rios filed as Exhibit 10.2 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

     10.6*TriCo's  1995  Incentive  Stock  Option  Plan filed as Exhibit  4.1 to
          TriCo's Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063).

     10.7*TriCo's 2001 Stock Option Plan,  as amended,  filed as Exhibit 10.7 to
          TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

     10.8*Amended Employment Agreement between TriCo and Richard Smith dated as of August 23, 2005 filed as Exhibit 10.8 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

     10.9*Tri Counties Bank Executive Deferred  Compensation Plan restated April
          1, 1992, and January 1, 2005 filed as Exhibit 10.9 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

    10.10*Tri Counties Bank Deferred  Compensation Plan for Directors  effective
          January 1, 2005 filed as Exhibit 10.10 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

    10.11*2005 Tri Counties Bank Deferred  Compensation  Plan for Executives and
          Directors effective January 1, 2005 filed as Exhibit 10.11 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

    10.13*Tri Counties Bank  Supplemental  Retirement  Plan for Directors  dated
          September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 filed as Exhibit 10.12 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

    10.14*2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 filed as Exhibit 10.13 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

    10.15*Tri Counties Bank  Supplemental  Executive  Retirement  Plan effective
          September 1, 1987,  as amended and  restated  January 1, 2004 filed as
          Exhibit 10.14 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

    10.16*2004 TriCo Bancshares Supplemental Executive Retirement Plan effective
          January 1, 2004 filed as Exhibit 10.15 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

    10.17*Form of Joint Beneficiary  Agreement  effective March 31, 2003 between
          Tri Counties Bank and each of George Barstow, Dan Bailey, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O'Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith, filed as
          Exhibit 10.14 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

    10.18*Form of Joint Beneficiary  Agreement  effective March 31, 2003 between
          Tri Counties Bank and each of Don Amaral, Dan Bailey, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Wendell Lundberg, Donald Murphy, Carroll Taresh, and Alex Vereshagin, filed as Exhibit
          10.15 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

    10.19*Form of Tri-Counties Bank Executive Long Term Care Agreement effective
          June 10, 2003 between Tri Counties Bank and each of Dan Bailey, Craig Carney, Richard Miller, Richard O'Sullivan, and Thomas Reddish, filed as Exhibit 10.16 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

    10.20*Form of Tri-Counties Bank Director Long Term Care Agreement  effective
          June 10, 2003 between Tri Counties Bank and each of Don Amaral, Dan Bailey, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin, filed as Exhibit
          10.17 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

    10.21*Form  of  Indemnification   Agreement  between  TriCo   Bancshares/Tri
          Counties  Bank  and  each of the  directors  of  TriCo  Bancshares/Tri
          Counties Bank effective on the date that each director is first elected, filed as Exhibit 10.18 to TriCo'S Annual Report on Form 10-K for the year ended December 31, 2003.

    10.22*Form  of  Indemnification   Agreement  between  TriCo   Bancshares/Tri
          Counties Bank and each of Dan Bailey, Craig Carney, W.R. Hagstrom, Rick Miller, Richard O'Sullivan, Thomas Reddish, Ray Rios, and Richard Smith filed as Exhibit 10.21 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

     21.1 Tri Counties Bank, a California banking corporation, TriCo Capital Trust I, a Delaware business trust, and TriCo Capital Trust II, a Delaware business trust, are the only subsidiaries of Registrant

     23.1 Independent Registered Public Accounting Firm's Consent

     23.2 Independent Registered Public Accounting Firm's Consent

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

Date:  March 11, 2008                        TRICO BANCSHARES

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



Date:  March 11, 2008                  /s/ Richard P. Smith
                                       ----------------------------------------
                                       Richard P. Smith, President, Chief
                                       Executive Officer and Director
                                       (Principal Executive Officer)



Date:  March 11, 2008                  /s/ Thomas J. Reddish
                                       ----------------------------------------
                                       Thomas J. Reddish, Executive Vice
                                       President and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)



Date:  March 11, 2008                  /s/ Donald J. Amaral
                                       ----------------------------------------
                                       Donald J. Amaral, Director



Date:  March 11, 2008                  /s/ William J. Casey
                                       ----------------------------------------
                                       William J. Casey, Director and Chairman
                                       of the Board



Date:  March 11, 2008                  /s/ Craig S. Compton
                                       ----------------------------------------
                                       Craig S. Compton, Director



Date:  March 11, 2008                  /s/ L. Gage Chrysler
                                       ----------------------------------------
                                       L. Gage Chrysler, Director



Date:  March 11, 2008                  /s/ John S.A. Hasbrook
                                       ----------------------------------------
                                       John S.A. Hasbrook, Director

Date:  March 11, 2008                  /s/ Michael W. Koehnen
                                       ----------------------------------------
                                       Michael W. Koehnen, Director



Date:  March 11, 2008                  /s/ Donald E. Murphy
                                       ----------------------------------------
                                       Donald E. Murphy, Director and
                                       Vice Chairman of the Board



Date:  March 11, 2008                  /s/ Steve G. Nettleton
                                       ----------------------------------------
                                       Steve G. Nettleton, Director



Date:  March 11, 2008                  /s/ Carroll R. Taresh
                                       ----------------------------------------
                                       Carroll R. Taresh, Director



Date:  March 11, 2008                  /s/ Alex A. Vereschagin
                                       ----------------------------------------
                                       Alex A. Vereschagin, Jr., Director

Exhibit 23.1

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in Registration Statement Nos. No. No. 033-62063, No. 333-66064 and No. 333-115455 on Form S-8 of our report dated
March 11, 2008, relating to the consolidated financial statements and the effectiveness of internal controls over financial reporting, appearing in this Annual Report on Form 10-K of TriCo Bancshares for the year ended December 31, 2007.


/s/ Moss Adams, LLP
--------------------
Stockton, California
March 12, 2008


Exhibit 23.2

Consent of Independent Registered Public Accounting Firm

The Board of Directors
TriCo Bancshares:

We consent to the incorporation by reference in the registration statement (Nos. 333-115455, 033-62063, and 333-66064) on Form S-8 of TriCo Bancshares and
subsidiary of our report dated March 13, 2007, with respect to the consolidated balance sheet of TriCo Bancshares and subsidiary as of December 31, 2006, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2006, which report appears in the December 31, 2007, annual report on Form 10-K of TriCo Bancshares.


/s/ KPMG, LLP
----------------------
Sacramento, California
March 12, 2008

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



Date:  March 11, 2008                    /s/ Richard P. Smith
                                        ---------------------------------------
                                        Richard P. Smith
                                        President and Chief Executive Officer

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



Date: March 11, 2008                    /s/ Thomas J. Reddish
                                        ----------------------------
                                        Thomas J. Reddish
                                        Executive Vice President and
                                          Chief Financial Officer

Exhibit 32.1

Section 1350 Certification of CEO

In connection with the Annual Report of TriCo Bancshares (the "Company") on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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



Exhibit 32.2

Section 1350 Certification of CFO

In connection with the Annual Report of TriCo Bancshares (the "Company") on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Reddish, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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