Form 10-Q
period 2008-03-31
TRICO BANCSHARES /
filed 2008-05-09
CIK 356171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                  Quarterly Report Pursuant Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31,2008          Commission file number 0-10661
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

Large accelerated filer      Accelerated filer  X   Non-accelerated filer
                       -----                  -----                      -----

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                             Yes           No  X
                                -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Class:  Common stock, no par value

Outstanding shares as of April 30, 2008:  15,744,950

                                TABLE OF CONTENTS

                                                                           Page

Forward-Looking Statements                                                    1

PART I - FINANCIAL INFORMATION                                                2

        Item 1 - Financial Statements                                         2

        Notes to Unaudited Condensed Consolidated Financial Statements        6

        Financial Summary                                                    18

        Item 2 - Management's Discussion and Analysis of Financial           19
                 Condition and Results of Operations

        Item 3 - Quantitative and Qualitative Disclosures about Market Risk  28

        Item 4 - Controls and Procedures                                     29

PART II - OTHER INFORMATION                                                  30

        Item 1 - Legal Proceedings                                           30

        Item 1A - Risk Factors                                               30

        Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds 30

        Item 6 - Exhibits                                                    30

        Signatures                                                           33

        Exhibits                                                             34

                           FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about TriCo Bancshares (the "Company") for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on Management's current knowledge and belief and include information concerning the Company's possible or assumed future financial condition and results of operations. When you see any of the words "believes", "expects", "anticipates", "estimates", or similar expressions, it may mean the Company is making forward-looking statements. A number of factors, some of which are beyond the Company's ability to predict or control, could cause future results to differ materially from those contemplated. The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2007, and Part II, Item 1A of this report for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those suggested by any forward-looking statement made in this report. Such Form 10-K and this report should be read to put any forward-looking statements in context and to gain a more complete understanding of the risks and uncertainties involved in the Company's business. Any forward-looking statement may turn out to be wrong and cannot be guaranteed. The Company does not intend to update any forward-looking statement after the date of this report.

PAGE>


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data; unaudited)

                                                                At March 31,             At December 31,
                                                            2008              2007            2007
                                                       -----------------------------    ----------------
     Assets:
     Cash and due from banks                              $74,713           $75,263          $88,798
     Federal funds sold                                         -                 -                -
                                                       -----------------------------    ----------------
         Cash and cash equivalents                         74,713            75,263           88,798
     Securities available-for-sale                        272,276           188,478          232,427
     Federal Home Loan Bank stock, at cost                  8,885             8,442            8,766
     Loans, net of allowance for loan losses
         of $19,383, $16,895 and $17,331                1,528,561         1,478,719        1,534,635
     Foreclosed assets, net of allowance for
         losses of $180                                       836               187              187
     Premises and equipment, net                           20,069            20,924           20,492
     Cash value of life insurance                          45,341            43,941           44,981
     Accrued interest receivable                            8,096             8,355            8,554
     Goodwill                                              15,519            15,519           15,519
     Other intangible assets, net                           1,053             1,543            1,176
     Other assets                                          24,001            24,950           25,086
                                                       -----------------------------    ----------------
         Total Assets                                  $1,999,350        $1,866,321       $1,980,621
                                                       =============================    ================
     Liabilities:
     Deposits:
         Noninterest-bearing demand                      $358,684          $364,401         $378,680
         Interest-bearing                               1,169,791         1,172,448        1,166,543
                                                       -----------------------------    ----------------
         Total deposits                                 1,528,475         1,536,849        1,545,223
     Federal funds purchased                              102,300            38,000           56,000
     Accrued interest payable                               6,201             7,602            7,871
     Reserve for unfunded commitments                       2,915             1,966            2,090
     Other liabilities                                     25,154            24,922           23,195
     Other borrowings                                     103,767            41,347          116,126
     Junior subordinated debt                              41,238            41,238           41,238
                                                        ----------------------------    ---------------
         Total Liabilities                              1,810,050         1,691,924        1,791,743
                                                        ----------------------------    ---------------
    Commitments and contingencies
    Shareholders' Equity:
    Common stock, no par value: 50,000,000 shares
         authorized; issued and outstanding:
         15,744,950 at March 31, 2008                      78,142
         15,910,291 at March 31, 2007                                        76,087
         15,911,550 at December 31, 2007                                                      78,775
    Retained earnings                                     111,133           102,298          111,655
    Accumulated other comprehensive income (loss), net         25            (3,988)          (1,552)
                                                       -----------------------------    ----------------
         Total Shareholders' Equity                       189,300           174,397          188,878
                                                       -----------------------------    ----------------
         Total Liabilities and Shareholders' Equity    $1,999,350        $1,866,321       $1,980,621
                                                       =============================    ================
See accompanying notes to unaudited condensed consolidated financial statements.

                                TRICO BANCSHARES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except share data; unaudited)

                                                 Three months ended March 31,
                                                      2008           2007
                                                 ----------------------------
Interest and dividend income:
Loans, including fees                                $27,726       $28,423
Debt securities:
Taxable                                                2,959         1,719
Tax exempt                                               324           394
Dividends                                                119           122
Federal funds sold                                         2             3
                                                   -------------------------
Total interest income                                 31,130        30,661
                                                   -------------------------
Interest Expense:
Deposits                                               7,177         7,388
Federal funds purchased                                  812           522
Other borrowings                                       1,063           490
Junior subordinated debt                                 713           816
                                                   -------------------------
Total interest expense                                 9,765         9,216
Net interest income                                   21,365        21,445
                                                   -------------------------
Provision for loan losses                              4,100           482
                                                   -------------------------
Net interest income after provision for loan losses   17,265        20,963
                                                   -------------------------
Noninterest income:
Service charges and fees                                5,128         5,061
Gain on sale of loans                                     258           266
Commissions on sale of non-deposit investment products    420           500
Increase in cash value of life insurance                  360           405
Other                                                     684           368
                                                   -------------------------
Total noninterest income                                6,850         6,600
                                                   -------------------------
Noninterest expense:
Salaries and related benefits                           9,480         9,742
Other                                                   8,093         7,218
                                                   -------------------------
Total noninterest expense                              17,573        16,960
                                                   -------------------------
Income before income taxes                              6,542        10,603
                                                   -------------------------
Provision for income taxes                              2,494         4,159
                                                   -------------------------
Net income                                             $4,048        $6,444
                                                   =========================
Average shares outstanding                         15,842,085    15,878,929
Diluted average shares outstanding                 16,081,722    16,415,845

Per share data:
Basic earnings                                          $0.26         $0.41
Diluted earnings                                        $0.25         $0.39
Dividends paid                                          $0.13         $0.13

See accompanying notes to unaudited condensed consolidated financial statements.

                                TRICO BANCSHARES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (In thousands, except share data; unaudited)

                                                                     Accumulated
                                    Shares of                            Other
                                    Common     Common    Retained   Comprehensive
                                     Stock      Stock    Earnings       Loss           Total
                                 --------------------------------------------------------------

Balance at December 31, 2006      15,857,207    $73,739    $100,218       ($4,521)   $169,436
Comprehensive income:                                                                --------
Net income                                                    6,444                     6,444
Change in net unrealized loss on
   Securities available for sale, net                                         533         533
                                                                                      --------
Total comprehensive income                                                               6,977
Stock option vesting                                175                                    175
Stock options exercised              170,600      1,867                                  1,867
Tax benefit of stock option exercise                852                                    852
Repurchase of common stock          (117,516)      (546)     (2,295)                    (2,841)
Dividends paid ($0.13 per share)                             (2,069)                    (2,069)
                                 --------------------------------------------------------------
Balance at March 31, 2007          15,910,291    $76,087   $102,298       ($3,988)    $174,397
                                 ==============================================================

Balance at December 31, 2007       15,911,550    $78,775   $111,655       ($1,552)    $188,878
Comprehensive income:                                                                 ---------
Net income                                                    4,048                      4,048
Change in net unrealized loss on
   Securities available for sale, net                                       1,577        1,577
                                                                                       --------
Total comprehensive income                                                               5,625
Cumulative effect of change in
   accounting principle, net of tax                            (522)                      (522)
Stock option vesting                                192                                    192
Repurchase of common stock           (166,600)     (825)     (1,996)                    (2,821)
Dividends paid ($0.13 per share)                             (2,052)                    (2,052)
                                 --------------------------------------------------------------
Balance at March 31, 2008          15,744,950   $78,142    $111,133           $25     $189,300
                                 ==============================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                                TRICO BANCSHARES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands; unaudited)
                                                               For the three months ended March 31,
                                                                     2008               2007
                                                              --------------------------------------
Operating activities:
Net income                                                        $4,048               $6,444
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation of premises and equipment, and amortization         869                  930
    Amortization of intangible assets                                123                 123
    Provision for loan losses                                      4,100                 482
    Amortization of investment securities premium, net                84                 200
    Originations of loans for resale                             (17,403)            (18,666)
    Proceeds from sale of loans originated for resale             17,484              18,737
    Gain on sale of loans                                          (258)               (266)
    Change in fair value of mortgage servicing rights                340                  12
    Loss on sale of fixed assets                                       2                   5
    Increase in cash value of life insurance                        (360)               (405)
    Stock option expense                                             192                 175
    Change in:
      Interest receivable                                            458                 372
      Interest payable                                            (1,670)                 54
      Other assets and liabilities, net                            2,815               4,074
                                                              ---------------------------------
        Net cash provided by operating activities                 10,824              12,271
                                                              ---------------------------------
Investing activities:
Proceeds from maturities of securities available-for-sale         13,007              10,604
Purchases of securities available-for-sale                       (50,219)                  -
Purchase of Federal Home Loan Bank stock                            (119)               (122)
Loan originations and principal collections, net                   1,325              13,577
Proceeds from sale of premises and equipment                           1                  11
Purchases of premises and equipment                               (1,224)               (856)
                                                              ---------------------------------
        Net cash (used) provided by investing activities         (37,229)            23,214
                                                              ---------------------------------
Financing activities:
Net (decrease) increase in deposits                              (16,748)            (62,300)
Net increase in federal funds purchased                           46,300                   -
Payments of principal on long-term other borrowings                  (20)                (18)
Net (decrease) increase in short-term other borrowings           (12,339)              1,454
Repurchase of Common Stock                                        (2,821)               (470)
Dividends paid                                                    (2,052)             (2,069)
Exercise of stock options                                              -                 167
                                                              ---------------------------------
        Net cash provided (used) by financing activities          12,320             (63,236)
                                                              ---------------------------------
Net decrease in cash and cash equivalents                        (14,085)            (27,751)
                                                              ---------------------------------
Cash and cash equivalents at beginning of period                  88,798             103,014
                                                              ---------------------------------
Cash and cash equivalents at end of period                       $74,713             $75,263
                                                              ---------------------------------
Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned                        $649                $187
Unrealized net gain on securities available for sale              $2,721                $921
Value of shares tendered in lieu of cash paid to
  exercise stock options and to pay related tax withholding            -              $2,371
Supplemental disclosure of cash flow activity:
Cash paid for interest expense                                   $11,435              $9,162
Cash paid for income taxes                                             -                   -
Income tax benefit from stock option exercises                         -                $852

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: General Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

Reclassifications
Certain amounts previously reported in the 2007 financial statements have been reclassified to conform to the 2008 presentation. These reclassifications did not affect previously reported net income or total shareholders' equity.

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

Investment Securities
The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. During the three months ended March 31, 2008, and throughout 2007, the Company did not have any securities classified as either held-to-maturity or trading.

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

Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors of current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. At March 31, 2008 and 2007, and December 31, 2007, the Company's balance of loans held for sale was immaterial.

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

The Company's method for assessing the appropriateness of the allowance for loan losses and the reserve for unfunded commitments includes specific allowances for identified problem loans and leases, formula allowance factors for pools of credits, and allowances for changing environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowance factors for loan pools are based on the previous 5 years historical loss experience by product type. Allowances for specific loans are based on analysis of individual credits. Allowances for changing environmental factors are Management's best estimate of the probable impact these changes have had on the loan portfolio as a whole. This process is explained in detail in the notes to the Company's audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2007.

Based on the current conditions of the loan portfolio, Management believes that the allowance for loan losses and the reserve for unfunded commitments, which collectively stand at $22,298,000 at March 31, 2008, are adequate to absorb probable losses inherent in the Company's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (dollars in thousands):

                                        Three months ended March 31,
                                        ----------------------------
                                             2008          2007
                                        ----------------------------
     Allowance for loan losses:
     Balance at beginning of period         $17,331       $16,914
     Provision for loan losses                4,100           482
     Loans charged off:
       Real estate mortgage:
         Residential                            (54)            -
         Commercial                             (19)            -
       Consumer:
         Home equity lines                     (159)         (141)
         Home equity loans                      (89)            -
         Auto indirect                         (549)         (251)
         Other consumer                        (302)         (240)
       Commercial                              (135)         (107)
       Construction:
         Residential                         (1,078)            -
         Commercial                               -             -
                                        ----------------------------
     Total loans charged off                 (2,385)         (739)
     Recoveries of previously
       charged-off loans:
       Real estate mortgage:
         Residential                              -             -
         Commercial                              14            13
       Consumer:
         Home equity lines                        -             -
         Home equity loans                        -             -
         Auto indirect                          122            48
         Other consumer                         193           161
       Commercial                                 8            16
       Construction:
         Residential                              -             -
         Commercial                               -             -
                                        ----------------------------
     Total recoveries of
       previously charged off loans             337           238
                                        ----------------------------
         Net charge-offs                     (2,048)         (501)
                                        ----------------------------
     Balance at end of period               $19,383       $16,895
                                        ============================

     Reserve for unfunded commitments:
     Balance at beginning of period          $2,090        $1,849
     Provision for losses -
       unfunded commitments                     825           117
                                        ----------------------------
     Balance at end of period                $2,915        $1,966
                                        ============================

     Balance at end of period:
     Allowance for loan losses              $19,383       $16,895
     Reserve for unfunded commitments         2,915         1,966
                                        ----------------------------
     Allowance for losses                   $22,298       $18,861
                                        ============================
     As a percentage of total loans:
     Allowance for loan losses                  1.25%        1.13%
     Reserve for unfunded commitments           0.19%        0.13%
                                        ----------------------------
     Allowance for losses                       1.44%        1.26%
                                        ============================

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

The determination of fair value of our MSRs requires management judgment because they are not actively traded. The determination of fair value for MSRs requires valuation processes which combine the use of discounted cash flow models and extensive analysis of current market data to arrive at an estimate of fair value. The cash flow and prepayment assumptions used in our discounted cash flow model are based on empirical data drawn from the historical performance of our MSRs, which we believe are consistent with assumptions used by market participants valuing similar MSRs, and from data obtained on the performance of similar MSRs. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and the discount rate. These variables can, and generally will, change from quarter to quarter as market conditions and projected interest rates change. The key risks inherent with MSRs are prepayment speed and changes in discount rates.

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

                                        Three months ended March 31,
                                        ----------------------------
                                               2008         2007
                                        ----------------------------
Mortgage servicing rights:
Balance at beginning of period               $4,088        $3,912
Additions                                       177           195
Change in fair value                           (340)          (12)
                                        ----------------------------
Balance at end of period                     $3,925        $4,095
                                        ============================
Servicing fees received                        $253          $243
Balance of loans serviced at:
     Beginning of period                   $406,743      $389,636
     End of period                         $407,246      $393,594
Weighted-average prepayment speed (CPR)        14.1%         11.2%
Discount rate                                  10.0%         10.0%

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

The following table summarizes the Company's goodwill intangible as of March 31, 2008 and December 31, 2007.

                         December 31,                                  March 31,
                             2007       Additions     Reductions         2008
   (Dollar in Thousands) -------------------------------------------------------
   Goodwill                 $15,519         -              -            $15,519
                         =======================================================

The following table summarizes the Company's core deposit intangibles as of March 31, 2008 and December 31, 2007.

                          December 31,                                 March 31,
                             2007       Additions     Reductions         2008
   (Dollar in Thousands   ------------------------------------------------------
   Core deposit intangibles  $3,365          -                -          $3,365
   Accumulated amortization  (2,189)         -             ($123)        (2,312)
                           -----------------------------------------------------
   Core deposit intangibles, $1,176          -             ($123)        $1,053
     net                   =====================================================

Core deposit intangibles are amortized over their expected useful lives. Such lives are periodically reassessed to determine if any amortization period adjustments are indicated. The following table summarizes the Company's estimated core deposit intangible amortization for each of the five succeeding years:

                                              Estimated Core Deposit
                                              Intangible Amortization
                Years Ended                    (Dollar in thousands)
                -----------                   -----------------------
                   2008                                 $523
                   2009                                 $328
                   2010                                 $260
                   2011                                  $65
                Thereafter                                 -

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

Stock-Based Compensation
The following table shows the number, weighted-average exercise price, intrinsic value, weighted average remaining contractual life, average remaining vesting period, and remaining compensation cost to be recognized over the remaining vesting period of options exercisable, options not yet exercisable, and total options outstanding as of March 31, 2008:

                                                      Currently     Currently Not     Total
(dollars in thousands except exercise price)         Exercisable     Exercisable   Outstanding
(dollars in thousands except exercise price)
Number of options                                    1,079,131        292,050       1,371,181
Weighted average exercise price                         $12.70         $22.15          $14.71
Intrinsic value                                         $4,972              -          $4,972
Weighted average remaining contractual term (yrs.)        2.78           8.96            4.10

The options for 292,050 shares that are not currently exercisable as of March 31, 2008 are expected to vest, on a weighted-average basis, over the next 3.09 years, and the Company is expected to recognize $1,709,000 of compensation costs related to these options as they vest.

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

Earnings per share have been computed based on the following:

                                                 Three months ended March 31,
                                                     2008             2007
(in thousands)                                   ----------------------------
Net income                                           $4,048           $6,444
Average number of common shares outstanding          15,842           15,879
Effect of dilutive stock options                        240              537
                                                 ----------------------------
Average number of common shares outstanding
   used to calculate diluted earnings per share      16,082           16,416
                                                 ============================

There were 424,050 and 42,000 options excluded from the computation of diluted earnings per share for the three month periods ended March 31, 2008 and 2007, respectively, because the effect of these options was antidilutive.

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

The components of other comprehensive income (loss) and related tax effects are as follows:
                                              Three months ended March 31,
                                                2008                 2007
(in thousands)                                ----------------------------
Unrealized holding gains (losses) on
  available-for-sale securities                 $2,721               $921
Tax effect                                      (1,144)              (388)
                                              ----------------------------
    Unrealized holding gains (losses) on
    available-for-sale securities, net of tax   $1,577               $533
                                              ============================

The components of accumulated other comprehensive loss, included in shareholders' equity, are as follows:
                                                        March 31,   December 31,
                                                          2008           2007
(in thousands)                                         -------------------------
Net unrealized gains on available-for-sale securities   $4,013          $1,292
Tax effect                                              (1,687)           (543)
                                                       -------------------------
    Unrealized holding gains on
    available-for-sale securities, net of tax            2,326             749
                                                       -------------------------
Minimum pension liability                               (3,970)         (3,970)
Tax effect                                               1,669           1,669
                                                       -------------------------
   Minimum pension liability, net of tax                (2,301)         (2,301)
                                                       -------------------------
Accumulated other comprehensive loss                       $25         ($1,552)
                                                       =========================
Retirement Plans
The Company has supplemental retirement plans for current and former directors and key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies to pay the retirement obligations.

The following table sets forth the net periodic benefit cost recognized for the plans:

                                                    Three months ended March 31,
                                                         2008            2007
 (in thousands)                                     ----------------------------
Net pension cost included the following components:
Service cost-benefits earned during the period           $139            $150
Interest cost on projected benefit obligation             166             146
Amortization of net obligation at transition                -               -
Amortization of prior service cost                         45              45
Recognized net actuarial loss                              37              28
                                                    ----------------------------
Net periodic pension cost                                $387            $369
                                                    ============================

During the three months ended March 31, 2008 and 2007, the Company contributed and paid out as benefits $161,000 and $149,000, respectively, to participants under the plans. For the year ending December 31, 2008, the Company expects to contribute and pay out as benefits $587,000 to participants under the plans.

Fair Value Measurement

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale and mortgage servicing rights are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or impairment write-downs of individual assets.

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets
Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 - Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses observable data, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value, or the appraised value contains a significant assumption, and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Mortgage servicing rights are carried at fair value. A valuation model, which utilizes a discounted cash flow analysis using a discount rate and prepayment speed assumptions currently quoted for comparable instruments, is used in the completion of the fair value measurement. As such, the Company classifies mortgage servicing rights subjected to recurring fair value adjustments as Level 2.

Goodwill and identified intangible assets are subject to impairment testing. A projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment as there are unobservable inputs for these assets. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis:

Fair value at March 31, 2008              Total    Level 1    Level 2    Level 3
Securities available-for-sale           $272,276         -    $272,276        -
Mortgage servicing rights                  3,925         -      $3,925        -
                                        ----------------------------------------
Total assets measured at fair value     $276,201         -    $276,201        -
                                        ========================================

The table below presents the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

Fair value at March 31, 2008              Total    Level 1    Level 2    Level 3
Impaired loans                           $12,956         -         -     $12,956
                                        ----------------------------------------
Total assets measured at fair value      $12,956         -         -     $12,956
                                        ========================================

Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140 (SFAS 155). SFAS 155 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company on January 1, 2007 and did not have a significant impact on the Company's consolidated financial statements.

In September 2006, the FASB issued FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for the Company on January 1, 2008 and did not have a significant impact on the Company's consolidated financial statements.

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

In February 2007, the FASB issued FASB Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 was effective for the Company on January 1, 2008 and did not have a significant impact on the Company's consolidated financial statements.

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

FASB Emerging Issues Task Force ("EITF") Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements." EITF 06-4 requires the recognition of a liability and related compensation expense for bank owned life insurance policies with joint beneficiary agreements that provide a benefit to an employee that extends to post-retirement periods. Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity's obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee's active service period based on the future cost of insurance to be incurred during the employee's retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." The Company adopted EITF 06-4 effective as of January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings of $522,000 net of tax.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (SAB 109). SAB 109 provides guidance on the accounting for written loan commitments recorded at fair value under generally accepted accounting principles (GAAP). Specifically, the SAB revises the Staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109, which supersedes SAB 105, Application of Accounting Principles to Loan Commitments, requires the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 was effective on January 1, 2008 for the Company. Adoption of SAB 109 did not a material impact on the Company's financial statements.

                                TRICO BANCSHARES
                                Financial Summary
                    (in thousands, except per share amounts)

                                                           (Unaudited)
                                                       Three months ended
                                                            March 31,
                                                   ----------------------------
                                                     2008              2007
                                                   ----------------------------
Net Interest Income (FTE)                           $21,546          $21,666
Provision for loan losses                            (4,100)            (482)
Noninterest income                                    6,850            6,600
Noninterest expense                                 (17,573)         (16,960)
Provision for income taxes (FTE)                     (2,675)          (4,380)
                                                   ----------------------------
Net income                                           $4,048           $6,444
                                                   ============================

Earnings per share:
     Basic                                             $0.26           $0.41
     Diluted                                           $0.25           $0.39
Per share:
     Dividends paid                                    $0.13           $0.13
     Book value at period end                          12.02           10.96
     Tangible book value at period end                 10.97            9.89

Average common shares outstanding                      15,842         15,879
Average diluted common shares outstanding              16,082         16,416
Shares outstanding at period end                       15,745         15,910
At period end:
     Loans, net                                    $1,528,561     $1,478,719
     Total assets                                   1,999,350      1,866,321
     Total deposits                                 1,528,475      1,536,849
     Federal funds purchased                          102,300         38,000
     Other borrowings                                 103,767         41,347
     Junior subordinated debt                          41,238         41,238
     Shareholders' equity                             189,300        174,397

Financial Ratios:
During the period (annualized):
     Return on assets                                  0.81%           1.38%
     Return on equity                                  8.37%          14.79%
     Net interest margin(1)                            4.74%           5.12%
     Net loan charge-offs to average loans             0.53%           0.13%
     Efficiency ratio(1)                              61.89%          60.00%
     Average equity to average assets                  9.73%           9.34%
At period end:
     Equity to assets                                  9.47%           9.34%
     Total capital to risk-adjusted assets            12.02%          11.76%
     Allowance for losses to loans(2)                  1.44%           1.26%

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

The Company had quarterly earnings of $4,048,000, or $0.25 per diluted share, for the three months ended March 31, 2008. This represents a decrease of $2,396,000 (37.2%) when compared with earnings of $6,444,000 for the quarter ended March 31, 2007. Diluted earnings per share for the quarter ended March 31, 2008 decreased 35.9% to $0.25 compared to $0.39 for the quarter ended March 31, 2007. The decrease in earnings from the prior year quarter was primarily due to the Federal Reserve's decrease in interest rates during the quarter along with the Company's decision to increase by $3,618,000 (751%) the provision for loan losses to $4,100,000 from $482,000, and to increase by $708,000 (605%) the provision for credit losses on unfunded commitments from $117,000 to $825,000 for the quarter ended March 31, 2008.

Following is a summary of the components of fully taxable equivalent ("FTE") net income for the periods indicated (dollars in thousands):

                                                Three months ended
                                                     March 31,
                                            --------------------------
                                              2008              2007
                                            --------------------------
Net Interest Income (FTE)                    $21,546          $21,666
Provision for loan losses                     (4,100)            (482)
Noninterest income                             6,850            6,600
Noninterest expense                          (17,573)         (16,960)
Provision for income taxes (FTE)              (2,675)          (4,380)
                                            --------------------------
Net income                                    $4,048           $6,444
                                            ==========================
Net Interest Income
Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

                                                Three months ended
                                                     March 31,
                                            --------------------------
                                                 2008         2007
                                            --------------------------
     Interest income                            $31,130      $30,661
     Interest expense                            (9,765)      (9,216)
     FTE adjustment                                 181          221
                                            --------------------------
        Net interest income (FTE)               $21,546      $21,666
                                            ==========================
     Average interest-earning assets         $1,817,212   $1,692,574
     Net interest margin (FTE)                     4.74%        5.12%

The Company's primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) during the first quarter of 2008 decreased $120,000 (0.6%) from the same period in 2007 to $21,546,000. The decrease in net interest income (FTE) was due to a 0.38% decrease in net interest margin (FTE) to 4.74% that was partially offset by a $124,638,000 (7.4%) increase in average balances of interest-earning assets to $1,817,212,000.

Interest and Fee Income
Interest and fee income (FTE) for the first quarter of 2008 increased $429,000 (1.4%) from the first quarter of 2007. The increase was due to a $124,638,000 (7.4%) increase in average interest-earning assets that was partially offset by a 0.41% decrease in the yield on those average interest-earning assets to 6.89%. The growth in interest-earning assets was the result of a $79,266,000 (39.2%) increase in average balance of investments to $281,503,000 and a $45,302,000 (3.0%) increase in average loan balances to $1,535,357.

Contributing to the 0.41% decrease in average yield on interest-earning assets was a 0.41% decrease in average yield on loans to 7.22% in the quarter ended March 31, 2008 compared to 7.63% in the prior year quarter. This 0.41% decrease in average yield on loans is primarily the result of decreases in short-term lending rates including the prime rate of lending which averaged 8.25% during the quarter ended March 31, 2007 compared to an average of 6.22% in the quarter ended March 31, 2008. The average yield on the Company's combined taxable and nontaxable investment balances increased 0.23% to 5.09% in the quarter ended March 31, 2008 compared to 4.86% in the prior year quarter as the Company added investments during the later part of 2007 and early 2008.

Interest Expense

Interest expense increased $549,000 (6.0%) in the first quarter of 2008 compared to the prior year quarter. The increase was primarily due to a $111,979,000 (8.7%) increase in average interest-bearing liabilities to $1,407,193,000 that was partially offset by a 0.07% decrease in the average rate paid on interest-bearing liabilities from 2.85% in the first quarter of 2007 to 2.78% in the first quarter of 2008. The average balances of all deposit categories were flat to slightly down, from the prior year quarter while the average balances of Federal funds purchased and other borrowings were up $64,041,000 (162%) and $63,409,000 (152%), respectively, from the prior year quarter. The average rates paid for all categories of interest-bearing liabilities were down except for the average rate paid on savings deposits. These trends in liability balances and rates are indicative of the competitive environment for these balances.

Net Interest Margin (FTE)
The following table summarizes the components of the Company's net interest margin for the periods indicated:

                                             Three months ended
                                                  March 31,
                                             -------------------
                                              2008         2007
                                             -------------------
Yield on interest-earning assets              6.89%        7.30%
Rate paid on interest-bearing liabilities     2.78%        2.85%
                                             -------------------
     Net interest spread                      4.11%        4.45%
Impact of all other net
     noninterest-bearing funds                0.63%        0.67%
                                             -------------------
        Net interest margin                   4.74%        5.12%
                                             ===================

Net interest margin in the first quarter of 2008 decreased 0.38% compared to the first quarter of 2007. This decrease in net interest margin was due to a 0.34% decrease in net interest spread and a 0.04% decrease in the impact of all other net noninterest-bearing funds when compared to the prior year quarter. The decrease in net interest margin was mainly due to an increase in nondeposit interest-bearing liabilities, or wholesale funding, as a percentage of total funding sources, and a lag in reductions of interest rates on interest-bearing liabilities compared to interest rates on interest-earning assets.

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


                                                          For the three months ended
                                       ----------------------------------------------------------------
                                             March 31, 2008                   March 31, 2007
                                       -----------------------------    -------------------------------
                                                   Interest    Rates               Interest    Rates
                                         Average   Income/    Earned     Average   Income/    Earned
                                         Balance   Expense     Paid      Balance   Expense     Paid
                                       -----------------------------    ------------------------------
Assets:
Loans                                  $1,535,357  $27,726    7.22%     $1,490,055 $28,423     7.63%
Investment securities - taxable           254,778    3,078    4.83%        170,072   1,841     4.33%
Investment securities - nontaxable         26,725      505    7.57%         32,165     615     7.64%
Federal funds sold                            352        2    2.27%            282       3     4.26%
                                       ----------------------------     ------------------------------
   Total interest-earning assets        1,817,212   31,311    6.89%      1,692,574  30,882     7.30%
Other assets                              171,454                          172,874
                                       ----------                       ----------
Total assets                           $1,988,666                       $1,865,448
                                       ==========                       ==========
Liabilities and shareholders' equity:
Interest-bearing demand deposits          218,487       87    0.16%       $230,072     122     0.21%
Savings deposits                          387,490    1,502    1.55%        381,883     797     0.83%
Time deposits                             551,420    5,588    4.05%        560,913   6,469     4.61%
Federal funds purchased                   103,565      812    3.14%         39,524     522     5.28%
Other borrowings                          104,993    1,063    4.05%         41,584     490     4.71%
Junior subordinated debt                   41,238      713    6.92%         41,238     816     7.92%
                                       ----------------------------     ----------------------------
   Total interest-bearing liabilities   1,407,193    9,765    2.78%      1,295,214   9,216     2.85%
Noninterest-bearing deposits              354,207                          361,605
Other liabilities                          33,817                           34,367
Shareholders' equity                      193,449                          174,262
                                        ---------                        ---------
Total liabilities and shareholders'    $1,988,666                       $1,865,448
  equity                               ==========                       ==========
Net interest spread(1)                                        4.11%                            4.45%
Net interest income and interest margin(2)         $21,546    4.74%                $21,666     5.12%
                                                   ================                =================
(1) Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

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

                                               Three months ended March 31, 2008
                                                   compared with three months
                                                      ended March 31, 2007
                                               ---------------------------------
                                                Volume        Rate        Total
                                               ---------------------------------
Increase (decrease) in interest income:
Loans                                             $864     ($1,561)      ($697)
Investment securities                              962         165       1,127
Federal funds sold                                   1          (2)         (1)
                                               ---------------------------------
   Total interest-earning assets                 1,827      (1,398)        429
                                               ---------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits                    (6)        (29)        (35)
Savings deposits                                    12         693         705
Time deposits                                     (109)       (772)       (881)
Federal funds purchased                            845        (555)        290
Other borrowings                                   747        (174)        573
Junior subordinated debt                             -        (103)       (103)
                                               ---------------------------------
   Total interest-bearing liabilities            1,489        (940)        549
                                               ---------------------------------
Increase (decrease) in Net Interest Income        $338       ($458)      ($120)
                                               =================================

Provision for Loan Losses
The Company decided to increase the provision for loan losses by $3,618,000 (751%) to $4,100,000 in the first quarter of 2008 from $482,000 in the first quarter of 2007. The increase in the provision for loan losses was primarily due to higher net loan charge-offs, increased nonperforming loans, and downgrades in loan classifications during the first quarter of 2008 compared to the first quarter of 2007. During the first quarter of 2008, the Company recorded $2,048,000 of net loan charge-offs versus $501,000 of net loan charge-offs in the first quarter of 2007. The $1,547,000 (309%) increase in net loan charge-offs was primarily related to nonperforming residential construction loans for which appraised values indicated declines in the value of the underlying collateral.

Noninterest Income
The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).

                                            Three months ended March 31,
                                            ----------------------------
                                                   2008          2007
                                            ----------------------------
     Service charges on deposit accounts          $3,838        $3,559
     ATM fees and interchange                      1,079           949
     Other service fees                              551           565
     Change in value of mortgage servicing rights   (340)          (12)
     Gain on sale of loans                           258           266
     Commissions on sale of
       nondeposit investment products                420           500
     Increase in cash value of life insurance        360           405
     Gain from VISA IPO                              396             -
     Other noninterest income                        288           368
                                            ----------------------------
     Total noninterest income                     $6,850        $6,600
                                            ============================

Noninterest income for the first quarter of 2008 increased $250,000 (3.8%) from the first quarter of 2007. due primarily to a $396,000 gain from the Company's membership in VISA, Inc. and VISA's initial public offering (IPO) in March 2008, a $279,000 (7.8%) increase in service charges on deposit accounts to $3,838,000 and a $130,000 (13.7%) increase in ATM fees and interchange revenue to $1,079,000. The increases in service charges on deposit accounts and ATM fees and interchange revenue are mainly due to growth in number of customers. These positive factors were partially offset by an increased negative change in the value of mortgage servicing rights of $328,000 and an $80,000 (16.0%) decrease in commission on sale of nondeposit investment products. The increased negative change in the value of mortgage servicing rights was primarily due to an increase in estimated prepayment speeds of the mortgages being serviced.

Noninterest Expense
The components of noninterest expense were as follows (in thousands):

                                              Three months ended March 31,
                                              ----------------------------
                                                    2008          2007
                                              ----------------------------
     Base salaries, net of
        deferred loan origination costs         $6,333        $5,995
     Incentive compensation                        560         1,203
     Benefits and other compensation costs       2,587         2,544
                                              --------------------------
       Total salaries and benefits expense       9,480         9,742
                                              --------------------------

     Occupancy                                   1,188         1,170
     Equipment                                     982         1,098
     Provision for losses - unfunded commitments   825           117
     Data processing and software                  615           419
     Telecommunications                            597           409
     ATM network charges                           494           428
     Professional fees                             493           347
     Advertising and marketing                     319           404
     Postage                                       282           221
     Courier service                               263           298
     Intangible amortization                       123           123
     Operational losses                            113            60
     Assessments                                    82            81
     Other                                       1,717         2,043
                                               -------------------------
       Total other noninterest expense           8,093         7,218
                                               -------------------------
         Total noninterest expense             $17,573       $16,960
                                               =========================
     Average full time equivalent staff            626           632
     Noninterest expense to revenue (FTE)        61.89%        60.00%

Noninterest expense for the first quarter of 2008 increased $613,000 (3.6%) compared to the first quarter of 2007. Salaries and benefits expense decreased $262,000 (2.7%) to $9,480,000. The decrease in salaries and benefits expense was mainly due to decreased incentive compensation and the effect of a reduction in the number of full-time equivalent employees that were partially offset by annual salary increases. Provision for losses - unfunded commitments increased $708,000 (605%) to $825,000 for the quarter ended March 31, 2008 due primarily to estimated losses related to home equity lines of credit and construction loans. Data processing and software, telecommunications, and ATM network charges were up due to additional products and services obtained from third party providers, and were partially offset by reductions in equipment and courier service expense. Professional fees increased due to increased consulting and legal fees.

Provision for Income Tax The effective tax rate for the three months ended March 31, 2008 was 38.1% compared to 39.2% for the three months ended March 31, 2007. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly from increase in cash value of life insurance, tax-exempt loans and state and municipal securities.

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

The following is a summary of classified assets on the dates indicated (dollars in thousands):

                              At March 31, 2008           At December 31, 2007
                          -------------------------    -------------------------
                            Gross Guaranteed  Net       Gross Guaranteed   Net
                          ------------------------------------------------------
Classified loans          $32,505   $5,790  $26,715    $18,570  $5,948  $12,622
Other classified assets       836        -      836        187       -      187
                          ------------------------------------------------------
Total classified assets   $33,341   $5,790  $27,551    $18,757  $5,948  $12,809
                          ======================================================
Allowance for loan losses/classified loans     72.6%                      137.3%

Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, increased $14,742,000 (115.1%) to $27,551,000 at March 31, 2008 from $12,809,000 at December 31, 2007.

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

Interest income on nonaccrual loans, which would have been recognized during the three months ended March 31, 2008, if all such loans had been current in accordance with their original terms, totaled $445,000. Interest income actually recognized on these loans during the three months ended March 31, 2008 was $155,000.

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

As shown in the following table, total nonperforming assets net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, increased $2,988,000 (38.8%) to $10,686,000 during the first three months of 2008. Nonperforming assets net of guarantees represent 0.53% of total assets. All nonaccrual loans are considered to be impaired when determining the need for a specific valuation allowance. The Company continues to make a concerted effort to work problem and potential problem loans to reduce risk of loss.

                                        At March 31, 2008        At December 31, 2007
                                    ------------------------    ------------------------
                                     Gross Guaranteed  Net       Gross Guaranteed   Net
                                    ------------------------    ------------------------
(dollars in thousands):
Performing nonaccrual loans         $9,222   $5,660   $3,562     $9,098  $5,814   $3,284
Nonperforming, nonaccrual loans      5,508        -    5,508      4,227       -    4,227
                                   ------------------------------------------------------
     Total nonaccrual loans         14,730    5,660    9,070     13,325   5,814    7,511
Loans 90 days past due and still       780        -      780          -       -        -
  accruing                         -----------------------------------------------------
otal nonperforming loans            15,510    5,660    9,850     13,325   5,814    7,511
Other real estate owned                836        -      836        187       -      187
                                   ------------------------------------------------------
Total nonperforming assets         $16,346   $5,660  $10,686    $13,512  $5,814   $7,698
                                   =====================================================
Nonperforming loans to total loans                      0.64%                       0.48%
Nonperforming assets to total assets                    0.53%                       0.39%
Allowance for loan losses/nonperforming loans            197%                        231%

Capital Resources
The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management.

The Company adopted and announced a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company's common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company's approximately 15,815,000 common shares outstanding as of August 21, 2007. This plan has no stated expiration date for the repurchases. As of March 31, 2008, the Company had repurchased 166,600 shares under this plan, which left 333,400 shares available for repurchase under the plan.

The Company's primary capital resource is shareholders' equity, which was $189,300,000 at March 31, 2008. This amount represents an increase of $422,000 from December 31, 2007, the net result of comprehensive income for the period of $5,625,000, and the effect of stock option vesting of $192,000, partially offset by the repurchase of common stock with value of $2,821,000, dividends paid of $2,052,000, and the cumulative effect of a change in accounting principle, net of tax, of $522,000. The Company's ratio of equity to total assets was 9.47%, 9.34%, and 9.54% as of March 31, 2008, March 31, 2007, and December 31, 2007,
respectively.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

                              At March 31,         At           Minimum
                           ------------------    December 31,   Regulatory
                            2008       2007        2007         Requirement
                           ------------------------------------------------
     Tier I Capital         10.88%     10.75%     10.90%          4.00%
     Total Capital          12.02%     11.76%     11.90%          8.00%
     Leverage ratio         10.77%     10.87%     11.16%          4.00%

Liquidity
The discussion of "Liquidity" under Item 3 of this report is incorporated herein by reference..

Off-Balance Sheet Items
The Bank has certain ongoing commitments under operating and capital leases. These commitments do not significantly impact operating results. As of March 31, 2008 commitments to extend credit and commitments related to the Bank's deposit overdraft privilege product were the Bank's only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $688,737,000 and $690,633,000 at March 31, 2008 and December 31, 2007, respectively, and represent 44.5% of the total loans outstanding at both March 31, 2008 and December 31, 2007. Commitments related to the Bank's deposit overdraft privilege product totaled $33,456,000 and $33,517,000 at March 31, 2008 and December 31, 2007, respectively.

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

At March 31, 2008, the results of the simulations noted above indicate that given a "flat" balance sheet scenario, and if deposit rates track general interest rate changes by approximately 50%, the Company's balance sheet is slightly liability sensitive. "Liability sensitive" implies that earnings decrease when interest rates rise, and increase when interest rates decrease. The magnitude of all the simulation results noted above is within the Bank's policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

The simulation results noted above do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

At March 31, 2008 and 2007, the Company had no material derivative financial instruments.

Liquidity
The Company's principal source of asset liquidity is federal funds sold and marketable investment securities available for sale. At March 31, 2008, federal funds sold and investment securities available for sale totaled $272,276,000, representing an increase of $39,849,000 (17.1%) from December 31, 2007, and an increase of $83,798,000 (44.5%) from March 31, 2007. In addition, the Company generates additional liquidity from its operating activities. The Company's profitability during the first three months of 2008 generated cash flows from operations of $10,824,000 compared to $12,271,000 during the first three months of 2007. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks. Sales and maturities of investment securities produced cash inflows of $13,007,000 during the three months ended March 31, 2008 compared to $10,604,000 for the three months ended March 31, 2007. During the three months ended March 31, 2008, the Company invested $50,338,000 in securities and received $1,325,000 of net loan principal reductions, compared to $122,000 and $13,577,000 invested in securities and net loan principal reductions, respectively, during the first three months of 2007. These changes in investment and loan balances contributed to net cash used by investing activities of $37,229,000 during the three months ended March 31, 2008, compared to net cash provided by investing activities of $23,214,000 during the three months ended March 31, 2007. Financing activities provided net cash of $12,320,000 during the three months ended March 31, 2008, compared to net cash used in financing activities of $63,236,000 during the three months ended March 31, 2007. Deposit balance decreases accounted for $16,748,000 of financing uses of funds during the three months ended March 31, 2008, compared to $62,300,000 of funds used by decreases in deposits during the three months ended March 31, 2007. A net decrease in short-term other borrowings accounted for $12,339,000 of financing uses of funds during the three months ended March 31, 2008, compared to $1,454,000 of funds provided by an increase in short-term other borrowings during the three months ended March 31, 2007. Dividends paid used $2,052,000 and $2,069,000 of cash during the three months ended March 31, 2008 and 2007, respectively. An increase in Federal funds purchased provided $46,300,000 of cash during the quarter ended March 31, 2008. Also, the Company's liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 4.  Controls and Procedures
The Chief Executive Officer, Richard Smith, and the Chief Financial Officer, Thomas Reddish, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2008 ("Evaluation Date"). Based on that evaluation, they each concluded that as of the Evaluation Date the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms for Form 10-Q.

No changes in the Company's internal control over financial reporting occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Due to the nature of the banking business, the Bank is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business of the Bank.

Item 1A - Risk Factors

There have been no material changes to the risk factors previously  disclosed in
Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information concerning the common stock repurchased by the Company during the first quarter of 2008 pursuant to the Company's stock repurchase plan adopted on August 21, 2007, which is discussed in more detail under "Capital Resources" in this report and is incorporated herein by reference:


Period          (a) Total number    (b) Average price   (c) Total number of    (d) Maximum number
                of Shares purchased  paid per share     shares purchased as    of shares that may yet
                                                        part of publicly       be purchased under the
                                                        announced plans or     plans or programs
                                                        programs
------------------------------------------------------------------------------------------------------
Jan. 1-31, 2008             -                 -                  -                 500,000
Feb. 1-29, 2008        70,100            $17.44             70,100                 429,900
Mar. 1-31, 2008        96,500            $16.57             96,500                 333,400
------------------------------------------------------------------------------------------------------
Total                 166,600            $16.93            166,600                 333,400


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

     10.19* Form of Tri-Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O'Sullivan, and Thomas Reddish, filed as Exhibit 10.16 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

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

     31.1      Rule 13a-14(a)/15d-14(a) Certification of CFO

     32.1      Section 1350 Certification of CEO

     32.2      Section 1350 Certification of CFO

     * Previously filed and incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                TRICO BANCSHARES
                                  (Registrant)

                            /s/Thomas J. Reddish
Date:  May 8, 2008          ---------------------
                            Thomas J. Reddish
                            Executive Vice President and Chief Financial Officer
                            (Principal financial officer)

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


                                        /s/ Richard P. Smith
Date: May 8, 2008                       --------------------
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


                            /s/ Thomas J. Reddish
Date: May 8, 2008           ---------------------
                            Thomas J. Reddish
                            Executive Vice President and Chief Financial Officer

Exhibit 32.1

Section 1350 Certification of CEO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

    /s/ Richard P. Smith
    --------------------
    Richard P. Smith
    President and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to TriCo Bancshares and will be retained by TriCo Bancshares and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

Section 1350 Certification of CFO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Reddish, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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