Form 10-Q
period 2008-06-30
TRICO BANCSHARES /
filed 2008-08-08
CIK 356171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                  Quarterly Report Pursuant Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30,2008           Commission file number 0-10661
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

            Large accelerated filer      Accelerated filer  X
                                   ----                   ----
            Non-accelerated filer        Small reporting company
                                   ----                          ----
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                             Yes           No  X
                                -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Class:  Common stock, no par value

Outstanding shares as of July 31, 2008:  15,744,881

                                TABLE OF CONTENTS

                                                                           Page

Forward-Looking Statements                                                    1

PART I - FINANCIAL INFORMATION                                                2

        Item 1 - Financial Statements                                         2

        Notes to Unaudited Condensed Consolidated Financial Statements        6

        Financial Summary                                                    18

        Item 2 - Management's Discussion and Analysis of Financial           19
                 Condition and Results of Operations

        Item 3 - Quantitative and Qualitative Disclosures about Market Risk  31

        Item 4 - Controls and Procedures                                     32

PART II - OTHER INFORMATION                                                  33

        Item 1 - Legal Proceedings                                           33

        Item 1A - Risk Factors                                               33

        Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds 33

        Item 4 - Submission of Matters to a Vote of Security Holders         33

        Item 6 - Exhibits                                                    34

        Signatures                                                           36

        Exhibits                                                             37

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


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data; unaudited)

                                                                  At June 30,           At December 31,
                                                            2008              2007            2007
                                                       -----------------------------    ---------------

Assets:
     Cash and due from banks                              $76,658           $93,636          $88,798
     Federal funds sold                                         -             1,715                -
                                                       -----------------------------     --------------
         Cash and cash equivalents                         76,658            95,351           88,798
     Securities available-for-sale                        253,129           175,891          232,427
     Federal Home Loan Bank stock, at cost                  9,010             8,543            8,766
     Loans, net of allowance for loan losses
         of $24,281, $16,999 and $17,331                1,519,043         1,490,629        1,534,635
     Foreclosed assets, net of allowance for
         losses of $214, $180 and $180                      1,178               187              187
     Premises and equipment, net                           19,580            20,891           20,492
     Cash value of life insurance                          45,701            44,346           44,981
     Accrued interest receivable                            7,802             8,284            8,554
     Goodwill                                              15,519            15,519           15,519
     Other intangible assets, net                             920             1,421            1,176
     Other assets                                          31,950            25,965           25,086
                                                       -----------------------------    ---------------
         Total Assets                                  $1,980,490        $1,887,027       $1,980,621
                                                       =============================    ===============
Liabilities:
     Deposits:
         Noninterest-bearing demand                      $347,336          $366,321         $378,680
         Interest-bearing                               1,163,717         1,144,558        1,166,543
                                                       -----------------------------    ---------------
         Total deposits                                 1,511,053         1,510,879        1,545,223
     Federal funds purchased                              123,750            80,500           56,000
     Accrued interest payable                               5,119             6,614            7,871
     Reserve for unfunded commitments                       3,465             2,040            2,090
     Other liabilities                                     24,131            22,264           23,195
     Other borrowings                                      85,048            44,892          116,126
     Junior subordinated debt                              41,238            41,238           41,238
                                                       ------------------------------    --------------
         Total Liabilities                              1,793,804         1,708,427        1,791,743
                                                       ------------------------------    --------------
Commitments and contingencies
Shareholders' Equity:
     Common stock, no par value: 50,000,000 shares
         authorized; issued and outstanding:
         15,744,881 at June 30, 2008                       78,306
         15,917,291 at June 30, 2007                                         76,394
         15,911,550 at December 31, 2007                                                      78,775
     Retained earnings                                    111,360           106,985          111,655
     Accumulated other comprehensive income (loss), net    (2,980)           (4,779)          (1,552)
                                                       ------------------------------    --------------
         Total Shareholders' Equity                       186,686           178,600          188,878
                                                       ------------------------------    --------------
     Total Liabilities and Shareholders' Equity        $1,980,490        $1,887,027       $1,980,621
                                                       ==============================    ==============

See accompanying notes to unaudited condensed consolidated financial statements.

                                TRICO BANCSHARES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except share data; unaudited)

                                                 Three months ended June 30,    Six months ended June 30,
                                                       2008           2007        2008           2007
                                                 --------------------------------------------------------
Interest and dividend income:
Loans, including fees                                 $27,015      $29,882      $54,741        $58,305
Debt securities:
  Taxable                                               2,892        1,623        5,851          3,342
  Tax exempt                                              299          375          623            769
Dividends                                                 125          101          244            223
Federal funds sold                                          1            5            3              8
                                                  -------------------------------------------------------
Total interest income                                  30,332       31,986       61,462         62,647
                                                  -------------------------------------------------------
Interest expense:
Deposits                                                5,650        7,550       12,827         14,938
Federal funds purchased                                   711        1,014        1,523          1,536
Other borrowings                                          524          506        1,587            996
Junior subordinated debt                                  586          825        1,299          1,641
                                                  -------------------------------------------------------
Total interest expense                                  7,471        9,895       17,236         19,111
                                                  -------------------------------------------------------
Net interest income                                    22,861       22,091       44,226         43,536
                                                  -------------------------------------------------------
Provision for loan losses                               8,800          500       12,900            982
                                                  -------------------------------------------------------
Net interest income after provision for loan losses    14,061       21,591       31,326         42,554
                                                  -------------------------------------------------------
Noninterest income:
Service charges and fees                                5,826        5,375       10,954         10,436
Gain on sale of loans                                     316          279          574            545
Commissions on sale of non-deposit investment products    525          550          945          1,050
Increase in cash value of life insurance                  360          405          720            810
Other                                                     253          420          937            788
                                                  -------------------------------------------------------
Total noninterest income                                7,280        7,029       14,130         13,629
                                                  -------------------------------------------------------

Noninterest expense:
Salaries and related benefits                           9,645        9,619       19,125         19,361
Other                                                   8,199        7,824       16,292         15,042
                                                  -------------------------------------------------------
Total noninterest expense                              17,844       17,443       35,417         34,403
                                                  -------------------------------------------------------
Income before income taxes                              3,497       11,177       10,039         21,780
Provision for income taxes                              1,223        4,422        3,717          8,581
                                                  -------------------------------------------------------
Net income                                             $2,274       $6,755       $6,322        $13,199
                                                  =======================================================

Average shares outstanding                         15,744,881   15,916,313   15,793,483      15,897,621
Diluted average shares outstanding                 15,953,288   16,463,369   16,017,505      16,439,607
Per share data:
Basic earnings                                          $0.14        $0.42        $0.40          $0.83
Diluted earnings                                        $0.14        $0.41        $0.39          $0.80
Dividends paid                                          $0.13        $0.13        $0.26          $0.26

See accompanying notes to unaudited condensed consolidated financial statements.

                                TRICO BANCSHARES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (In thousands, except share data; unaudited)

                                                                     Accumulated
                                    Shares of                            Other
                                    Common     Common    Retained   Comprehensive
                                     Stock      Stock    Earnings       Loss           Total
                                 -------------------------------------------------------------
Balance at December 31, 2006     15,857,207     $73,739    $100,218       ($4,521)   $169,436
Comprehensive income:                                                                --------
Net income                                                   13,199                    13,199
Change in net unrealized gain on
   Securities available for sale, net                                        (258)       (258)
                                                                                      --------
Total comprehensive income                                                             12,941
Stock option vesting                                376                                   376
Stock options exercised             177,600       1,964                                 1,964
Tax benefit of stock options exercised              861                                   861
Repurchase of common stock         (117,516)       (546)     (2,295)                   (2,841)
Dividends paid ($0.26 per share)                             (4,137)                   (4,137)
                                 -------------------------------------------------------------
Balance at June 30, 2007         15,917,291     $76,394    $106,985      ($4,779)    $178,600
                                 =============================================================

Balance at December 31, 2007     15,911,550     $78,775    $111,655       ($1,552)   $188,878
Comprehensive income:                                                                ---------
Net income                                                    6,322                     6,322
Change in net unrealized gain on
   Securities available for sale, net                                      (1,428)     (1,428)
                                                                                      --------
Total comprehensive income                                                              4,894
Cumulative effect of change in
   Accounting principle, net of tax                            (522)                     (522)
Stock option vesting                                356                                   356
Repurchase of common stock         (166,669)       (825)     (1,996)                   (2,821)
Dividends paid ($0.26 per share)                             (4,099)                   (4,099)
                                 -------------------------------------------------------------
Balance at June 30, 2008          15,744,881    $78,306    $111,360       ($2,980)   $186,686
                                 =============================================================

See accompanying notes to unaudited condensed consolidated financial statements.


                                TRICO BANCSHARES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands; unaudited)

                                                                 For the six months ended June 30,
                                                                     2008               2007
                                                               -----------------------------------
Operating activities:
Net income                                                       $6,322             $13,199
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization of property and equipment       1,745               1,902
    Amortization of intangible assets                               256                 245
    Provision for loan losses                                    12,900                 982
    Amortization of investment securities premium, net              170                 380
    Originations of loans for resale                            (41,412)            (35,677)
    Proceeds from sale of loans originated for resale            41,574              35,853
    Gain on sale of loans                                          (574)               (545)
    Change in value of mortgage servicing rights                    172                  85
    Provision for losses on other real estate owned                  34                   -
    Loss on sale of fixed assets                                      2                   5
    Increase in cash value of life insurance                       (720)               (810)
    Stock option expense                                            356                 376
    Stock option tax benefits                                         -                (861)
    Change in:
      Reserve for unfunded commitments                            1,375                 191
      Interest receivable                                           752                 443
      Interest payable                                           (2,752)               (934)
      Other assets and liabilities, net                          (4,589)                879
                                                               ----------------------------------
        Net cash provided by operating activities                15,611              15,713
                                                               ----------------------------------
Investing activities:
Proceeds from maturities of securities available-for-sale        26,883              21,644
Purchases of securities available-for-sale                      (50,219)                  -
Purchases of Federal Home Loan Bank stock                          (244)               (223)
Loan originations and principal collections, net                  1,667               1,167
Proceeds from sale of premises and equipment                          1                  11
Purchases of premises and equipment                              (1,421)             (1,704)
                                                               ----------------------------------
Net cash (used in) provided by investing activities             (23,333)             20,895
                                                               ----------------------------------
Financing activities:
Net decrease in deposits                                        (34,170)            (88,270)
Net increase in Federal funds purchased                          67,750              42,500
Payments of principal on long-term other borrowings                 (39)                (34)
Net change in short-term other borrowings                       (31,039)              5,015
Stock option tax benefits                                             -                 861
Repurchase of common stock                                       (2,821)               (470)
Dividends paid                                                   (4,099)             (4,137)
Exercise of stock options                                             -                 264
                                                               ----------------------------------
      Net cash used in financing activities                      (4,418)            (44,271)
                                                               ----------------------------------
  Net change in cash and cash equivalents                       (12,140)             (7,663)
                                                               ----------------------------------
  Cash and cash equivalents and beginning of period              88,798             103,014
                                                               ----------------------------------
  Cash and cash equivalents at end of period                    $76,658             $95,351
                                                               ==================================
  Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned                     $1,025                $187
Unrealized loss on securities available for sale                ($2,464)              ($446)
Value of shares tendered in lieu of cash paid to
  exercise stock options and to pay related tax withholding           -              $2,371
Supplemental disclosure of cash flow activity:
Cash paid for interest expense                                  $19,988             $20,045
Cash paid for income taxes                                       $8,100              $8,300

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

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, investments, intangible assets, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The allowance for loan losses, goodwill and other intangible assets, income taxes, and the valuation of mortgage servicing rights, are the significant accounting estimates that materially affect the Company's consolidated financial statements.

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

Investment Securities
The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. During the six months ended June 30, 2008, and throughout 2007, the Company did not have any securities classified as either held-to-maturity or trading.

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

Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors of current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. At June 30, 2008 and 2007, and December 31, 2007, the Company's balance of loans held for sale was immaterial.

Mortgage loans held for sale are generally sold with the mortgage servicing rights retained by the Company. The carrying value of mortgage loans sold is reduced by the fair value allocated to the associated mortgage servicing rights. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

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

Based on the current conditions of the loan portfolio, Management believes that the allowance for loan losses and the reserve for unfunded commitments, which collectively stand at $27,746,000 at June 30, 2008, are adequate to absorb probable losses inherent in the Company's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (dollars in thousands):

                                         Three months ended June 30,    Six months ended June 30,
                                         --------------------------------------------------------
                                             2008          2007           2008          2007
    Allowance for loan losses:           --------------------------------------------------------
     Balance at beginning of period         $19,383       $16,895         $17,331       $16,914
     Provision for loan losses                8,800           500          12,900           982
     Loans charged off:
       Real estate mortgage:
         Residential                           (167)            -            (221)            -
         Commercial                               -             -             (19)            -
       Consumer:
         Home equity lines                     (789)         (101)           (948)         (242)
         Home equity loans                     (161)            -            (250)            -
         Auto indirect                         (623)         (332)         (1,172)         (583)
         Other consumer                        (277)         (231)           (579)         (471)
       Commercial                              (254)          (87)           (389)         (194)
       Construction:
         Residential                         (1,905)            -          (2,983)            -
         Commercial                               -             -               -             -
                                          -------------------------------------------------------
     Total loans charged off                 (4,176)         (751)         (6,561)       (1,490)
     Recoveries of previously
       charged-off loans:
       Real estate mortgage:
         Residential                              -             -               -             -
         Commercial                              14            17              28            30
       Consumer:
         Home equity lines                        -             1               -             1
         Home equity loans                        -             5               -             5
         Auto indirect                           69           104             191           152
         Other consumer                         181           141             374           302
       Commercial                                10            87              18           103
       Construction:
         Residential                              -             -               -             -
         Commercial                               -             -               -             -
                                           ------------------------------------------------------
     Total recoveries of
       previously charged off loans             274           355             611           593
                                           ------------------------------------------------------
         Net charge-offs                     (3,902)         (396)         (5,950)         (897)
                                           ------------------------------------------------------
     Balance at end of period               $24,281       $16,999         $24,281       $16,999
                                           ======================================================

     Reserve for unfunded commitments:
     Balance at beginning of period          $2,915        $1,966         $2,090        $1,849
     Provision for losses -
       unfunded commitments                     550            74          1,375           191
                                           ------------------------------------------------------
     Balance at end of period                $3,465        $2,040         $3,465        $2,040
                                           ======================================================
     Balance at end of period:
     Allowance for loan losses                                           $24,281       $16,999
     Reserve for unfunded commitments                                      3,465         2,040
                                                                       --------------------------
     Allowance for losses                                                $27,746       $19,039
                                                                       ==========================
     As a percentage of total loans:
     Allowance for loan losses                                             1.57%          1.13%
     Reserve for unfunded commitments                                      0.23%          0.13%
                                                                       --------------------------
     Allowance for losses                                                  1.80%          1.26%
                                                                       ==========================

Reserve for Unfunded Commitments
The reserve for unfunded commitments is established through a provision for losses on unfunded commitments charged to noninterest expense. The reserve for unfunded commitments is an amount that Management believes will be adequate to absorb probable losses inherent in existing commitments, including unused portions of revolving lines of credits and other loans, standby letters of credits, and unused deposit account overdraft privilege. The reserve for unfunded commitments is based on evaluations of the collectibility, and prior loss experience of unfunded commitments. The evaluations take into consideration such factors as changes in the nature and size of the loan portfolio, overall loan portfolio quality, loan concentrations, specific problem loans and related unfunded commitments, and current economic conditions that may affect the borrower's or depositor's ability to pay.

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

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

                                          Six months ended June 30,
                                          -------------------------
                                               2008         2007
                                          -------------------------
Mortgage servicing rights:
Balance at beginning of period               $4,088        $3,912
Additions                                       412           369
Change in fair value                           (172)          (85)
                                          -------------------------
Balance at end of period                     $4,328        $4,196
                                          =========================
Servicing fees received                        $506          $491
Balance of loans serviced at:
    Beginning of period                    $406,743      $389,636
    End of period                          $417,080      $400,600
Weighted-average prepayment speed (CPR)        10.7%         11.5%
Discount rate                                  10.0%         10.0%

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

Goodwill and Other Intangible Assets
Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Company tested its goodwill intangible and determined it was not impaired as of June 30, 2008 and December 31, 2008.

The following table summarizes the Company's goodwill intangible as of June 30, 2008 and December 31, 2007.

                            December 31,                                June 30,
                                2007       Additions     Reductions       2008
   (Dollar in Thousands)    ----------------------------------------------------
   Goodwill                    $15,519         -              -         $15,519
                            ====================================================
The Company has identifiable intangible assets consisting of core deposit premiums and minimum pension liability. Core deposit premiums are amortized using an accelerated method over a period of ten years. Intangible assets related to minimum pension liability are adjusted annually based upon actuarial estimates.

The following table summarizes the Company's core deposit intangibles as of June 30, 2008 and December 31, 2007.

                                  December 31,                          June 30,
                                      2007      Additions  Reductions     2008
   (Dollar in Thousands)          ----------------------------------------------
   Core deposit intangibles         $3,365         -             -      $3,365
   Accumulated amortization         (2,189)        -           (256)    (2,445)
                                  ----------------------------------------------
   Core deposit intangibles, net    $1,176         -          ($256)      $920
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

Stock-Based Compensation
The following table shows the number, weighted-average exercise price, intrinsic value, weighted average remaining contractual life, average remaining vesting period, and remaining compensation cost to be recognized over the remaining vesting period of options exercisable, options not yet exercisable, and total options outstanding as of June 30, 2008:


                                                      Currently     Currently Not     Total
(dollars in thousands except exercise price)         Exercisable     Exercisable   Outstanding
Number of options                                    1,159,911         274,570      1,434,481
Weighted average exercise price                         $13.36          $20.61         $14.74
Intrinsic value                                         $1,657               -         $1,657
Weighted average remaining contractual term (yrs.)        2.47            8.99           3.72

The options for 274,570 shares that are not currently exercisable as of June 30, 2008 are expected to vest, on a weighted-average basis, over the next 3.39 years, and the Company is expected to recognize $1,817,000 of compensation costs related to these options as they vest.

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

Earnings per share have been computed based on the following:

                                                 Three months ended June 30,  Six months ended June 30,

                                                      2008         2007           2008        2007
(in thousands)                                   -------------------------------------------------------
Net income                                          $2,274       $6,755         $6,322     $13,199

Average number of common shares outstanding         15,745       15,916         15,793      15,898
Effect of dilutive stock options                       208          547            225         542
                                                 -------------------------------------------------------
Average number of common shares outstanding
   used to calculate diluted earnings per share     15,953       16,463         16,018      16,440
                                                 =======================================================


There were 658,000 and 87,000 options excluded from the computation of diluted earnings per share for the three month periods ended June 30, 2008 and 2007, respectively, because the effect of these options was antidilutive.

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

The components of other comprehensive income (loss) and related tax effects are as follows:

                                             Three months ended June 30,     Six Months Ended June 30,
                                             ---------------------------------------------------------
                                                 2008          2007             2008           2007
(in thousands)                               ---------------------------------------------------------
Unrealized holding losses on
   available-for-sale securities              ($5,185)      ($1,366)         ($2,464)         ($446)
Tax effect                                      2,180           575            1,036            188
                                             ---------------------------------------------------------
Unrealized holding losses on
   available-for-sale securities, net of tax  ($3,005)        ($791)         ($1,428)         ($258)
                                             =========================================================

The   components  of  accumulated   other   comprehensive   loss,   included  in
shareholders' equity, are as follows:

                                                                  June 30,   December 31,
                                                                    2008         2007
(in thousands)                                                   ------------------------
Net unrealized (losses) gains on available-for-sale securities    ($1,172)       $1,292
Tax effect                                                            493          (543)
                                                                 ------------------------
  Unrealized holding (losses) gains on
  available-for-sale securities, net of tax                         ($679)          749
                                                                 ------------------------
Minimum pension liability                                          (3,970)       (3,970)
Tax effect                                                          1,669         1,669
                                                                 ------------------------
  Minimum pension liability, net of tax                            (2,301)       (2,301)
                                                                 ------------------------
Accumulated other comprehensive loss                              ($2,980)      ($1,552)
                                                                 ========================

Retirement Plans

The Company has supplemental retirement plans for current and former directors and key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies to pay the retirement obligations.

The following table sets forth the net periodic benefit cost recognized for the plans:

                                                                Three Months         Six Months
                                                               Ended June 30,      Ended June 30,
                                                             ----------------     ---------------
(in thousands)                                                2008       2007       2008     2007
                                                              ----       ----       ----     ----
Net pension cost included the following components:
Service cost-benefits earned during the period                $139       $150       $278     $300
Interest cost on projected benefit obligation                  166        146        332      292
Amortization of net obligation at transition                     -          -          -        -
Amortization of prior service cost                              45         45         90       90
Recognized net actuarial loss                                   37         28         74       56
                                                              -----------------------------------
Net periodic pension cost                                     $387       $369       $774     $738
                                                              ===================================

During the six months ended June 30, 2008 and 2007, the Company contributed and paid out as benefits $314,000 and $284,000, respectively, to participants under the plans. For the year ending December 31, 2008, the Company currently expects to contribute and pay out as benefits $593,000 to participants under the plans.

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

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value, or the appraised value contains a significant assumption, and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis:

Fair value at June 30, 2008               Total     Level 1    Level 2   Level 3
Securities available-for-sale           $253,129         -    $253,129       -
Mortgage servicing rights                  4,328         -       4,328       -
                                        ----------------------------------------
Total assets measured at fair value     $257,457         -    $257,457       -
                                        ========================================

The table below presents the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

Fair value at June 30, 2008               Total     Level 1    Level 2   Level 3
Impaired loans                           $18,162         -          -    $18,162
                                         ---------------------------------------
Total assets measured at fair value      $18,162         -          -    $18,162

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

                                TRICO BANCSHARES
                                Financial Summary
               (In thousands, except per share amounts; unaudited)

                                            Three months ended         Six months ended
                                                June 30,                   June 30,
                                         ------------------------------------------------
                                           2008           2007        2008         2007
                                         ------------------------------------------------
Net Interest Income (FTE)                 $23,029       $22,308     $44,575     $43,974
Provision for loan losses                  (8,800)         (500)    (12,900)       (982)
Noninterest income                          7,280         7,029      14,130      13,629
Noninterest expense                       (17,844)      (17,443)    (35,417)    (34,403)
Provision for income taxes (FTE)           (1,391)       (4,639)     (4,066)     (9,019)
                                         ------------------------------------------------
Net income                                 $2,274        $6,755      $6,322     $13,199
                                         ================================================
Earnings per share:
    Basic                                   $0.14         $0.42       $0.40       $0.83
    Diluted                                 $0.14         $0.41       $0.39       $0.80
Per share:
    Dividends paid                          $0.13         $0.13       $0.26       $0.26
    Book value at period end               $11.86        $11.22
    Tangible book value at period end      $10.81        $10.16

Average common shares outstanding          15,745        15,916      15,793      15,898
Average diluted shares outstanding         15,953        16,463      16,018      16,440
Shares outstanding at period end           15,745        15,917
At period end:
    Loans, net                         $1,519,043    $1,490,629
    Total assets                        1,980,490     1,887,027
    Total deposits                      1,511,053     1,510,879
    Other borrowings                       85,048        44,892
    Junior subordinated debt               41,238        41,238
    Shareholders' equity                 $186,686      $178,600
Financial Ratios:
During the period (annualized):
    Return on assets                         0.46%         1.44%      0.64%       1.41%
    Return on equity                         4.74%        15.11%      6.56%      14.95%
    Net interest margin(1)                   5.06%         5.25%      4.90%       5.19%
    Net loan charge-offs to average loans    1.01%         0.11%      0.77%       0.12%
    Efficiency ratio(1)                     58.87%        59.46%     60.33%      59.72%
At Period End:
    Equity to assets                         9.43%         9.46%
    Total capital to risk-adjusted assets   12.26%        11.76%
    Allowance for losses to loans(2)         1.80%         1.26%

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

Following is a summary of the components of fully taxable equivalent ("FTE") net income for the periods indicated (dollars in thousands):

                                       Three months ended      Six months ended
                                            June 30,                June 30,
                                   ---------------------------------------------
                                     2008         2007          2008       2007
                                   ---------------------------------------------
Net Interest Income (FTE)           $23,029     $22,308       $44,575   $43,974
Provision for loan losses            (8,800)       (500)      (12,900)     (982)
Noninterest income                    7,280       7,029        14,130    13,629
Noninterest expense                 (17,844)    (17,443)      (35,417)  (34,403)
Provision for income taxes (FTE)     (1,391)     (4,639)       (4,066)   (9,019)
                                   ---------------------------------------------
Net income                           $2,274      $6,755        $6,322   $13,199
                                   =============================================

The Company had quarterly earnings of $2,274,000, or $0.14 per diluted share, for the three months ended June 30, 2008. This represents a decrease of $4,481,000 (66.3%) when compared with earnings of $6,755,000 for the quarter ended June 30, 2007. Diluted earnings per share for the quarter ended June 30, 2008 decreased 65.8% to $0.14 compared to $0.41 for the quarter ended June 30, 2007. The decrease in earnings from the prior year quarter was primarily due to the Company's decision to increase by $8,300,000 the provision for loan losses to $8,800,000 and increase by $476,000 the provision for losses on unfunded commitments to $550,000.

The Company reported earnings of $6,322,000, or $0.39 per diluted share, for the six months ended June 30, 2008. These results represent a decrease of $6,877,000 (52.1%) when compared with earnings of $13,199,000 for the six months ended June 30, 2007. Diluted earnings per share for the six months ended June 30, 2008 decreased 51.2% to $0.39 compared to $0.80 for the six months ended June 30, 2007. The decrease in earnings from the six month period ended June 30, 2007 was primarily due to the Company's decision to increase by $11,918,000 the provision for loan losses to $12,900,000 and increase by $1,184,000 the provision for losses on unfunded commitments to $1,375,000.

Net Interest Income
The Company's primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

                                     Three months ended       Six months ended
                                           June 30,                June 30,
                                ------------------------------------------------
                                     2008        2007         2008       2007
                                ------------------------------------------------
   Interest income                  $30,332      $31,986     $61,462    $62,647
   Interest expense                  (7,471)      (9,895)    (17,236)   (19,111)
   FTE adjustment                       168          217         349        438
                                ------------------------------------------------
      Net interest income (FTE)     $23,029      $22,308     $44,575    $43,974
                                ================================================
   Average interest-earning      $1,819,222   $1,698,620  $1,818,217 $1,695,597
     assets
   Net interest margin (FTE)          5.06%         5.25%       4.90%      5.19%

Net interest income (FTE) during the second quarter of 2008 increased $721,000 (3.2%) from the same period in 2007 to $23,029,000. The increase in net interest income (FTE) was due to a $120,602,000 (7.1%) increase in average balances of interest-earning assets to $1,819,222,000 that was partially offset by a 0.19% decrease in net interest margin (FTE) to 5.06% from the quarter ended June 20, 2007.

Net interest income (FTE) during the first six months of 2008 increased $601,000 (1.4%) from the same period in 2007 to $44,575,000. The increase in net interest income (FTE) was due to a $122,620,000 (7.2%) increase in average balances of interest-earning assets to $1,818,217,000 that was partially offset by a 0.29% decrease in net interest margin (FTE) to 4.90% from 5.19% from the six month period ended June 30, 2007.

Interest and Fee Income
Interest and fee income (FTE) for the second quarter of 2008 decreased $1,703,000 (5.3%) from the second quarter of 2007. The decrease was due to a 0.87% decrease in the yield on average interest-earning assets to 6.71% that was partially offset by a $120,602,000 (7.1%) increase in average interest-earning assets to $1,819,222,000. The growth in interest-earning assets was due to a $39,344,000 (2.6%) increase in average loan balances to $1,546,257,000 and an increase of $81,500,000 (42.6%) in average balances of investments to $272,811,000. The decrease in the yield on average interest-earning assets was mainly due to a 0.94% decrease in yield on loans to 6.99%. The decrease in loan yields from the second quarter of 2007 was mainly due to a 3.25% decrease in the prime lending rate from 8.25% at June 30, 2007 to 5.00% at June 30, 2008.

Interest and fee income (FTE) for the six months ended June 30, 2008 decreased $1,274,000 (2.0%) from the same period of 2007. The decrease was due to a 0.64% decrease in the yield on average interest-earning assets to 6.80% that was partially offset by a $122,620,000 (7.2%) increase in average interest-earning assets to $1,818,217,000. The growth in interest-earning assets was due to a $42,323,000 (2.8%) increase in average loan balances to $1,540,807,000 and an increase of $80,383,000 (40.9%) in average balances of investments to $277,157,000. The decrease in the yield on average interest-earning assets was mainly due to a 0.67% decrease in yield on loans to 7.11%. The decrease in loan yields from the six months ended June 30, 2007 was mainly due to a 3.25% decrease in the prime lending rate from 8.25% at June 30, 2007 to 5.00% at June 30, 2008.

Interest Expense
Interest expense decreased $2,424,000 (24.5%) to $7,471,000 in the second quarter of 2008 compared to the second quarter of 2007. The average balance of interest-bearing liabilities increased $105,221,000 (8.0%) to $1,416,365,000 in the second quarter of 2008 compared to the second quarter of 2007. The increase in the average balance of interest-bearing liabilities was due primarily to increases of $54,185,000 (71.2%) and $42,579,000 (101.1%) in the average balances of Federal funds purchased and other borrowings, respectively, from the second quarter of 2007. The average rate paid on interest-bearing liabilities in the quarter ended June 30, 2008 decreased 0.91% to 2.11% compared to the quarter ended June 30, 2007 as a result of lower market rates for almost all types of interest-bearing liabilities.

Interest expense decreased $1,875,000 (9.8%) to $17,236,000 for the six months ended June 30, 2008 compared to $19,111,000 for the six months ended June 30, 2007. The average balance of interest-bearing liabilities increased $108,600,000 (8.3%) to $1,411,779,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase in the average balance of interest-bearing liabilities was due primarily to increases of $59,113,000 (102.3%) and $52,994,000 (126.6%) in the average balances of Federal funds purchased and other borrowings, respectively, from the six months ended June 30, 2007. The average rate paid on interest-bearing liabilities in the six month period ended June 30, 2008 decreased 0.49% to 2.44% compared to the six months ended June 30, 2007 as a result of lower Federal funds rate and lower market rates for time deposits.

Net Interest Margin (FTE)
The following table summarizes the components of the Company's net interest margin for the periods indicated:

                                     Three months ended        Six months ended
                                          June 30,                  June 30,
                                     -------------------------------------------
                                      2008         2007        2008       2007
                                     -------------------------------------------
Yield on interest-earning assets      6.71%        7.58%       6.80%      7.44%
Rate paid on interest-bearing
     Liabilities                      2.11%        3.02%       2.44%      2.93%
                                     -------------------------------------------
     Net interest spread              4.60%        4.56%       4.36%      4.51%
Impact of all other net
     noninterest-bearing funds        0.46%        0.69%       0.54%      0.68%
                                     -------------------------------------------
        Net interest margin           5.06%        5.25%       4.90%      5.19%
                                     ===========================================

Net interest margin for the three months ended June 30, 2008 decreased 0.19% compared to the three months ended June 30, 2007. This decrease in net interest margin was mainly due to an 0.23% decrease in the impact of net noninterest-bearing funds to 0.46% from 0.69% in the three months ended June 30, 2007 that was partially offset by a 0.04% increase in net interest spread as the average yield on interest-earning assets decreased 0.87% while the average rate paid on interest-bearing liabilities decreased 0.91% from the three months ended June 30, 2007.

Net interest margin for the six months ended June 30, 2008 decreased 0.29% compared to the six months ended June 30, 2007. This decrease in net interest margin was due to a 0.14% decrease in the impact of net noninterest-bearing funds to 0.54% from 0.68% in the six months ended June 30, 2007, and a 0.15% decrease in net interest spread as the average yield on interest-earning assets decreased 0.64% while the average rate paid on interest-bearing liabilities decreased 0.49% from the six months ended June 30, 2007.

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

                                                         For the three months ended
                                       ---------------------------------------------------------------
                                               June 30, 2008                    June 30, 2007
                                       -----------------------------     -----------------------------
                                                   Interest    Rates               Interest    Rates
                                        Average    Income/    Earned    Average    Income/     Earned
                                        Balance    Expense    Paid      Balance    Expense     Paid
                                       -----------------------------    ------------------------------
Assets:
Loans                                  $1,546,257  $27,015    6.99%     $1,506,913  $29,882     7.93%
Investment securities - taxable           247,508    2,017    4.88%        160,444    1,724     4.30%
Investment securities - nontaxable         25,303      467    7.38%         30,867      592     7.68%
Federal funds sold                            154        1    1.71%            396        5     5.05%
                                       -----------------------------    ------------------------------
Total interest-earning assets           1,819,222   30,500    6.71%      1,698,620   32,203     7.58%
                                                   -------                          -------
Other assets                              167,452                          172,640
                                       ----------                       ----------
Total assets                           $1,986,674                       $1,871,260
                                       ==========                       ==========
Liabilities and shareholders' equity:
Interest-bearing demand deposits         $215,661      134    0.25%       $225,632     $114     0.20%
Savings deposits                          392,938    1,172    1.19%        382,835    1,480     1.55%
Time deposits                             551,574    4,344    3.15%        543,249    5,956     4.39%
Federal funds purchased                   130,263      711    2.18%         76,078    1,014     5.33%
Other borrowings                           84,691      524    2.47%         42,112      506     4.81%
Junior subordinated debt                   41,238      586    5.68%         41,238      825     8.00%
                                       ----------------------------     ------------------------------
Total interest-bearing liabilities      1,416,365    7,471    2.11%      1,311,144    9,895     3.02%
                                                    ------                           ------
Noninterest-bearing deposits              347,079                          349,017
Other liabilities                          31,225                           32,263
Shareholders' equity                      192,005                          178,836
                                       ----------                        ---------
Total liabilities and shareholders'    $1,986,674                       $1,871,260
  equity                               ==========                       ==========
Net interest spread(1)                                        4.60%                             4.56%
Net interest income and interest margin(2)         $23,029    5.06%                 $22,308     5.25%
                                                   ================                 ===================
(1)  Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.

(2)  Net  interest  margin is computed by  calculating  the  difference  between
     interest   income  and   expense,   divided  by  the  average   balance  of
     interest-earning assets.

                                                         For the three months ended
                                       ---------------------------------------------------------------
                                               June 30, 2008                    June 30, 2007
                                       -----------------------------     -----------------------------
                                                   Interest    Rates               Interest    Rates
                                        Average    Income/    Earned    Average    Income/     Earned
                                        Balance    Expense    Paid      Balance    Expense     Paid
                                       -----------------------------    ------------------------------
Assets:
Loans                                  $1,540,807  $54,741    7.11%     $1,498,484 $58,305     7.78%
Investment securities - taxable           251,143    6,095    4.85%        165,258   3,565     4.31%
Investment securities - nontaxable         26,014      972    7.47%         31,516   1,207     7.66%
Federal funds sold                            253        3    2.37%            339       8     4.72%
                                       -----------------------------    ------------------------------
Total interest-earning assets           1,818,217   61,811    6.80%      1,695,597  63,085     7.44%
                                                    ------                          ------
Other assets                              169,453                          172,757
                                          -------                          -------
Total assets                           $1,987,670                       $1,868,354
                                       ==========                       ==========
Liabilities and shareholders' equity:
Interest-bearing demand deposits         $217,074      221    0.20%       $227,852    $229     0.20%
Savings deposits                          390,214    2,674    1.37%        382,359   2,657     1.39%
Time deposits                             551,497    9,932    3.60%        552,081  12,052     4.37%
Federal funds purchased                   116,914    1,523    2.61%         57,801   1,536     5.31%
Other borrowings                           94,842    1,587    3.35%         41,848     996     4.76%
Junior subordinated debt                   41,238    1,299    6.30%         41,238   1,641     7.96%
                                       ----------------------------     ------------------------------
Total interest-bearing liabilities      1,411,779   17,236    2.44%      1,303,179  19,111     2.93%
                                                    ------                          ------
Noninterest-bearing deposits              350,643                          355,311
Other liabilities                          32,521                           33,315
Shareholders' equity                      192,727                          176,549
                                       ----------                       ----------
Total liabilities and shareholders'    $1,987,670                       $1,868,354
  equity                               ==========                       ==========
Net interest spread(1)                                        4.36%                            4.51%
Net interest income and interest margin(2)         $44,575    4.90%                $43,974     5.19%
                                                   ================                ===================
(1) Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets.

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

                                          Three months ended June 30, 2008
                                            compared with three months
                                               ended June 30, 2007
                                          --------------------------------------
                                               Volume        Rate         Total
                                          --------------------------------------
Increase (decrease) in interest income:
Loans                                           $780       ($3,647)     ($2,867)
Investment securities                            987           181        1,168
Federal funds sold                                (3)           (1)          (4)
                                          --------------------------------------
   Total interest-earning assets               1,764        (3,467)      (1,703)
                                          --------------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits                  (5)           32           27
Savings deposits                                  49          (737)        (688)
Time deposits                                     86        (1,325)      (1,239)
Federal funds purchased                          722        (1,025)        (303)
Other borrowings                                 512          (494)          18
Junior subordinated debt                           -          (239)        (239)
                                          --------------------------------------
   Total interest-bearing liabilities          1,364        (3,788)      (2,424)
                                          --------------------------------------
Increase in Net Interest Income                 $400          $321         $721
                                          ======================================

                                             Six months ended June 30, 2008
                                              compared with three months
                                                 ended June 30, 2007
                                          --------------------------------------
                                               Volume        Rate         Total
                                          --------------------------------------
Increase (decrease) in interest income:
Loans                                         $1,646       ($5,210)     ($3,564)
Investment securities                          1,950           345        2,295
Federal funds sold                                (2)           (3)          (5)
                                          --------------------------------------
   Total interest-earning assets               3,594        (4,868)      (1,274)
                                          --------------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits                 (11)            3           (8)
Savings deposits                                  55           (38)          17
Time deposits                                    (13)       (2,107)      (2,120)
Federal funds purchased                        1,569        (1,582)         (13)
Other borrowings                               1,261          (670)         591
Junior subordinated debt                           -          (342)        (342)
                                          --------------------------------------
   Total interest-bearing liabilities          2,861        (4,736)      (1,875)
                                          --------------------------------------
Increase in Net Interest Income                 $733         ($132)        $601
                                          ======================================

Provision for Loan Losses
The Company provided $8,800,000 for loan losses in the second quarter of 2008 versus $500,000 in the second quarter of 2007. In the second quarter of 2008, the Company recorded $3,902,000 of net loan charge-offs versus $396,000 of net loan charge-offs in the second quarter of 2007. During the second quarter of 2008, the Company re-appraised all of its larger residential development projects. As a result of this effort, the Company charged-off $1,007,000 on a twenty-eight unit residential condominium project and $640,000 on a twenty-seven lot residential construction project. In addition, net charge-offs of $950,000 on home equity lines and loans and $554,000 on auto indirect loans were taken during the second quarter of 2008. During the second quarter of 2008, the Company also increased its allowance for loan losses by $4,898,000 from the first quarter of 2008 with such additional reserves allocated primarily to consumer loans, residential real estate and construction lending.

The Company provided $12,900,000 for loan losses during the six months ended June 30, 2008 versus $982,000 during the six months ended June 30, 2007. In the six months ended June 30, 2008, the Company recorded $5,950,000 of net loan charge-offs versus $897,000 of net loan charge-offs in the six months ended June 30, 2007. In addition to the re-appraisal effort during the second quarter of 2008 which resulted in charge-offs of $1,647,000, the Company charged-off $1,078,000 on a thirty-two lot residential construction project during the first quarter of 2008. A total of $1,198,000 in home equity lines and loans and $981,000 on auto indirect loans have been charged-off during the six months ended June 30, 2008. During the six months ended June 30, 2008, the Company increased its allowance for loan losses by $6,950,000 from December 31, 2007 with such additional reserves allocated primarily to consumer loans, residential real estate and construction lending.

Noninterest Income
The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).

                                             Three months ended           Six months ended
                                                  June 30,                    June 30,
                                             -------------------------------------------------
                                               2008          2007         2008         2007
                                             -------------------------------------------------

  Service charges on deposit accounts        $3,963        $3,858        $7,801        $7,417
  ATM fees and interchange revenue            1,168         1,046         2,247         1,995
  Other service fees                            527           544         1,078         1,109
  Change in value of mortgage servicing rights  168         (73)         (172)          (85)
  Gain on sale of loans                         316           279           574           545
  Commissions on sale of
    nondeposit investment products              525           550           945         1,050
  Increase in cash value of life insurance      360           405           720           810
  Gain from VISA IPO                              -             -           396             -
  Other noninterest income                      253           420           541           788
                                             -------------------------------------------------
  Total noninterest income                   $7,280        $7,029       $14,130       $13,629
                                             =================================================

Noninterest income for the second quarter of 2008 increased $251,000 (3.6%) from the second quarter of 2007, mainly due to a $241,000 increase in the value of mortgage servicing rights to a positive $168,000 from a negative $73,000 in the second quarter of 2007. Also contributing to the increase in noninterest income was a $105,000 (2.7%) increase in service charges on deposit accounts to $3,963,000, and a $122,000 (11.7%) increase in ATM fees and interchange to $1,168,000. The increases in service charges on deposit accounts and ATM fees and interchange revenue were primarily due to increased numbers of customers. The improvement in change in value of mortgage servicing rights is primarily due to a slowdown in refinance activity which extends the estimated life of existing mortgages and enhances the value of the related mortgage servicing rights.

Noninterest income for the six months ended June 30, 2008 increased $501,000 (3.7%) to $14,130,000 from the same period in 2007. The increase in noninterest income from the six months ended June 30, 2007 was mainly due to a $396,000 gain from the Company's membership in VISA, Inc. and VISA's initial public offering
(IPO) in March 2008, a $384,000 (5.2%) increase in service charges on deposit accounts to $7,801,000, and a $252,000 (12.6%) increase in ATM fees and interchange to $2,247,000. The increases in service charges on deposit accounts and ATM fees and interchange revenue were primarily due to increased numbers of customers.

Noninterest Expense
The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).

                                               Three months ended            Six months ended
                                                    June 30,                    June 30,
                                             --------------------------------------------------
                                                2008          2007         2008         2007
                                             --------------------------------------------------
  Base salaries, net of
     deferred loan origination costs         $6,316        $5,940         $12,649       $11,934
  Incentive compensation                        830         1,281           1,390         2,485
  Benefits and other compensation costs       2,499         2,398           5,086         4,942
                                             --------------------------------------------------
     Total salaries and related benefits      9,645         9,619          19,125        19,361
                                             --------------------------------------------------

  Occupancy                                   1,228         1,178           2,416         2,348
  Equipment                                     998         1,072           1,980         2,170
  Telecommunications                            630           419           1,227           828
  Data processing and software                  596           499           1,211           918
  Provisions for losses-unfunded commitments    550            74           1,375           191
  ATM network charges                           529           498           1,023           926
  Professional fees                             509           462           1,002           809
  Advertising and marketing                     434           600             753         1,004
  Courier service                               275           284             538           582
  Postage                                       216           203             498           424
  Intangible amortization                       133           122             256           245
  Operational losses                             92           125             205           185
  Assessments                                    83            84             165           165
  Other                                       1,926         2,204           3,643         4,247
                                            ---------------------------------------------------
  Total other noninterest expense             8,199         7,824          16,292        15,042
                                            ---------------------------------------------------
  Total noninterest expense                 $17,844       $17,443         $35,417       $34,403
                                            ===================================================
  Average full time equivalent staff            626           630             626           631
  Noninterest expense to revenue (FTE)        58.87%        59.46%         60.33%        59.72%

Noninterest expense for the second quarter of 2008 increased $401,000 (2.3%) compared to the second quarter of 2007. Salaries and benefits expense increased $26,000 (0.3%) to $9,645,000 mainly due to annual salary increases and increased benefit costs that were substantially offset by reduced incentive compensation. Other noninterest expense increased $375,000 (4.8%) primarily due to a $476,000 (643%) increase in provision for losses on unfunded commitments.

Noninterest expense for the six months ended June 30, 2008 increased $1,014,000 (2.9%) compared to the six months ended June 30, 2007. Salaries and benefits expense decreased $236,000 (1.2%) to $19,125,000 mainly due to a $1,095,000
(44.1%) decrease in incentive compensation that was partially offset by annual salary increases and increased benefits costs. Other noninterest expense increased $1,250,000 (8.3%) primarily due to a $1,184,000 (620%) increase in provision for losses on unfunded commitments.

Provision for Income Tax
The effective tax rate for the three months ended June 30, 2008 was 35.0% and reflects a decrease from 39.6% for the three months ended June 30, 2007. The effective tax rate for the six months ended June 30, 2008 was 37.0% and reflects a decrease from 39.4% for the six months ended June 30, 2007. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly from increase in cash value of life insurance, tax-exempt loans and state and municipal securities.

Classified Assets
The Company closely monitors the markets in which it conducts its lending operations and continues its strategy to control exposure to loans with high credit risk. Asset reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Assets receiving lesser grades fall under the "classified assets" category, which includes all nonperforming assets and potential problem loans, and receive an elevated level of attention regarding collection.

The following is a summary of classified assets on the dates indicated (dollars in thousands):

                              At June 30, 2008            At December 31, 2007
                          -------------------------    -------------------------
                            Gross  Guaranteed  Net      Gross  Guaranteed   Net
                          ------------------------------------------------------
Classified loans          $55,674   $5,600  $50,074    $18,570  $5,948  $12,622
Other classified assets     1,178        -    1,178        187       -      187
                          ------------------------------------------------------
Total classified assets   $56,852   $5,600  $51,252    $18,757  $5,948  $12,809
                          ======================================================
Allowance for loan losses/classified loans     48.5%                      137.3%

Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, increased $38,443,000 (300%) to $51,252,000 at June 30, 2008 from $12,809,000 at December 31, 2007.

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

Interest income on nonaccrual loans, which would have been recognized during the six months ended June 30, 2008, if all such loans had been current in accordance with their original terms, totaled $952,000. Interest income actually recognized on these loans during the six months ended June 30, 2008 was $415,000.

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

As shown in the following table, total nonperforming assets net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, increased $8,288,000 (107.7%) to $15,986,000 during the first six months of 2008. Nonperforming assets net of guarantees represented 0.81% of total assets at June 30, 2008. All nonaccrual loans are considered to be impaired when determining the need for a specific valuation allowance. The Company continues to make a concerted effort to work problem and potential problem loans to reduce risk of loss.

                                                  At June 30, 2008            At December 31, 2007
                                              -------------------------    -------------------------
                                                Gross  Guaranteed  Net      Gross  Guaranteed   Net
                                              ------------------------------------------------------
(dollars in thousands):
Performing nonaccrual loans                   $13,826   $5,425   $8,401     $9,098  $5,814   $3,284
Nonperforming, nonaccrual loans                 6,426       47    6,379      4,227       -    4,227
                                              ------------------------------------------------------
     Total nonaccrual loans                    20,252    5,472   14,780     13,325   5,814    7,511
Loans 90 days past due and still accruing          28        -       28          -       -        -
                                              ------------------------------------------------------
Total nonperforming loans                      20,280    5,472   14,808     13,325   5,814    7,511
Other real estate owned                         1,178        -    1,178        187       -      187
                                              ------------------------------------------------------
Total nonperforming assets                    $21,458   $5,472  $15,986    $13,512  $5,814   $7,698
                                              ======================================================
Nonperforming loans to total loans                                 0.96%                       0.48%
Nonperforming assets to total assets                               0.81%                       0.39%
Allowance for loan losses/nonperforming loans                       164%                        231%

Capital Resources
The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management.

The Company adopted and announced a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company's common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company's approximately 15,815,000 common shares outstanding as of August 21, 2007. This plan has no stated expiration date for the repurchases. As of June 30, 2008, the Company had repurchased 166,600 shares under this plan, which left 333,400 shares available for repurchase under the plan.

The Company's primary capital resource is shareholders' equity, which was $186,686,000 at June 30, 2008. This amount represents a decrease of $2,192,000 from December 31, 2007, the net result of the repurchase of common stock with value of $2,821,000, dividends paid of $4,099,000, and the cumulative effect of a change in accounting principle, net of tax, of $522,000, partially offset by comprehensive income for the period of $4,894,000 and the effect of stock option vesting of $356,000. The Company's ratio of equity to total assets was 9.43%, 9.46%, and 9.54% as of June 30, 2008, June 30, 2007, and December 31, 2007,
respectively.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

                               At June 30,         At            Minimum
                           -----------------    December 31,    Regulatory
                           2008       2007        2007          Requirement
                           ------------------------------------------------
     Tier I Capital        11.01%     10.76%     10.90%         4.00%
     Total Capital         12.26%     11.76%     11.90%         8.00%
     Leverage ratio        10.80%     11.11%     11.16%         4.00%

Liquidity
The discussion of "Liquidity" under Item 3 of this report is incorporated herein by reference..

Off-Balance Sheet Items
The Bank has certain ongoing commitments under operating and capital leases. As of June 30, 2008 commitments to extend credit and commitments related to the Bank's deposit overdraft privilege product were the Bank's only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $651,448,000 and $690,633,000 at June 30, 2008 and December 31, 2007, respectively, and represent 42.2% and 44.5% of the total loans outstanding at June 30, 2008 and December 31, 2007, respectively. Commitments related to the Bank's deposit overdraft privilege product totaled
$37,882,000   and   $33,517,000   at  June  30,  2008  and  December  31,  2007,
respectively.

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

At June 30, 2008, the results of the simulations noted above indicate that given a "flat" balance sheet scenario, and if deposit rates track general interest rate changes by approximately 50%, the Company's balance sheet is slightly liability sensitive. "Liability sensitive" implies that earnings decrease when interest rates rise, and increase when interest rates decrease. The magnitude of all the simulation results noted above is within the Bank's policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

The simulation results noted above do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

At June 30, 2008 and 2007, the Company had no material derivative financial instruments.

Liquidity
The Company's principal source of asset liquidity is federal funds sold and marketable investment securities available for sale. At June 30, 2008, federal funds sold and investment securities available for sale totaled $253,129,000, representing an increase of $20,427,000 (8.9%) from December 31, 2007, and an increase of $77,238,000 (43.9%) from June 30, 2007. In addition, the Company generates additional liquidity from its operating activities. The Company's profitability during the first six months of 2008 generated cash flows from operations of $15,611,000 compared to $15,713,000 during the first six months of 2007. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks. Sales and maturities of investment securities produced cash inflows of $26,883,000 during the six months ended June 30, 2008 compared to $21,664,000 for the six months ended June 30, 2007. During the six months ended June 30, 2008, the Company invested $50,463,000 in securities and received $1,667,000 of net loan principal reductions, compared to $223,000 invested in securities and $1,167,000 of net loan principal reductions, respectively, during the first six months of 2007. These changes in investment and loan balances contributed to net cash used by investing activities of $23,333,000 during the six months ended June 30, 2008, compared to net cash provided by investing activities of $20,895,000 during the six months ended June 30, 2007. Financing activities used net cash of $4,418,000 during the six months ended June 30, 2008, compared to net cash used in financing activities of $44,271,000 during the six months ended June 30, 2007. Deposit balance decreases accounted for $34,170,000 of financing uses of funds during the six months ended June 30, 2008, compared to $88,270,000 of funds used by decreases in deposits during the six months ended June 30, 2007. A net decrease in short-term other borrowings accounted for $31,039,000 of financing uses of funds during the six months ended June 30, 2008, compared to $5,015,000 of funds provided by an increase in short-term other borrowings during the six months ended June 30, 2007. Dividends paid used $4,099,000 and $4,137,000 of cash during the six months ended June 30, 2008 and 2007, respectively. An increase in Federal funds purchased provided $67,750,000 of cash during the six months ended June 30, 2008. Also, the Company's liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 4.  Controls and Procedures
The Chief Executive Officer, Richard Smith, and the Chief Financial Officer, Thomas Reddish, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2008 ("Evaluation Date"). Based on that evaluation, they each concluded that as of the Evaluation Date the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms for Form 10-Q.

No changes in the Company's internal control over financial reporting occurred during the first six months of 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information concerning the common stock repurchased by the Company during the second quarter of 2008 pursuant to the Company's stock repurchase plan adopted on August 21, 2007, which is discussed in more detail under "Capital Resources" in this report and is incorporated herein by reference:

Period        (a) Total number      (b) Average price  (c) Total number of   (d) Maximum number
              of shares purchased   paid per share     shares purchased as   of shares that may yet
                                                       part of publicly      be purchased under the
                                                       announced plans or    plans or programs
                                                       programs
---------------------------------------------------------------------------------------------------
Apr. 1-30, 2008           -              -                    -                    333,400
May 1-31, 2008            -              -                    -                    333,400
Jun. 1-30, 2008           -              -                    -                    333,400
---------------------------------------------------------------------------------------------------
Total                     -              -                    -                    333,400


Item 4 - Submission of Matters to a Vote of Security Holders

(a) The Company's Annual Meeting of Shareholders was held on May 20, 2008.
(b)and (c) The following ten directors were elected at the meeting:

                                 Votes For  Votes Against/Withheld   Abstentions
       William J. Casey          13,390,064        168,025              -
       Donald J. Amaral          13,411,367        146,722              -
       Craig S. Compton          13,396,454        161,635              -
       John S.A. Hasbrook        13,425,253        132,836              -
       Michael W. Koehnen        13,416,425        141,664              -
       Donald E. Murphy          13,397,377        160,712              -
       Steve G. Nettleton        13,415,303        142,786              -
       Richard P. Smith          13,398,194        159,895              -
       Carroll R. Taresh         13,420,131        137,958              -
       Alex A. Vereschagin, Jr.  11,785,398      1,722,691              -
       L. Gage Chrysler III      13,392,452        165,637              -

The shareholders ratified the appointment of Moss Adams LLP as independent public accountants of the Company for 2008. 13,250,013 shares were voted for the ratification, 24,420 shares were voted against and 283,656 shares abstained.

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

                                TRICO BANCSHARES
                                  (Registrant)

Date:  August 5, 2008       /s/ Thomas J. Reddish
                            ---------------------
                            Thomas J. Reddish
                            Executive Vice President and Chief Financial Officer
                            (Principal financial officer)

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



Date: August 5, 2008        /s/ Richard P. Smith
                            --------------------
                            Richard P. Smith
                            President and Chief Executive Officer

Exhibit 31.2

Rule 13a-14(a)/15d-14(a) Certification of CFO

I, Thomas J. Reddish, certify that;

      1.  I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  TriCo
          Bancshares;
      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:
          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
          c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and
          d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and
          b. ny fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 5, 2008        /s/ Thomas J. Reddish
                            ---------------------
                            Thomas J. Reddish
                            Executive Vice President and Chief Financial Officer

Exhibit 32.1

Section 1350 Certification of CEO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Exhibit 32.2

Section 1350 Certification of CFO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Reddish, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


          /s/ Thomas J. Reddish
         ----------------------
         Thomas J. Reddish
         Executive Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to TriCo Bancshares and will be retained by TriCo Bancshares and furnished to the Securities and Exchange Commission or its staff upon request.