Form 10-Q
period 2008-09-30
TRICO BANCSHARES /
filed 2008-11-10
CIK 356171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                  Quarterly Report Pursuant Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30,2008      Commission file number 0-10661
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

            Large accelerated filer      Accelerated filer  X
                                   ----                   ----
            Non-accelerated filer        Small reporting company
                                   ----                          ----
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                             Yes           No  X
                                -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Class:  Common stock, no par value

Outstanding shares as of October 31, 2008:  15,744,881,

                                TABLE OF CONTENTS

                                                                           Page

Forward Looking Statements                                                    1

PART I - FINANCIAL INFORMATION                                                2

   Item 1 - Financial Statements                                              2

            Notes to Unaudited Condensed Consolidated Financial Statements    6

            Financial Summary                                                17

   Item 2 - Management's Discussion and Analysis of Financial                18
            Condition and Results of Operations

   Item 3 - Quantitative and Qualitative Disclosures about Market Risk       28

   Item 4 - Controls and Procedures                                          29

PART II - OTHER INFORMATION                                                  30

   Item 1 - Legal Proceedings                                                30

   Item 1A - Risk Factors                                                    30

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds      31

   Item 6 - Exhibits                                                         31

   Signatures                                                                31

   Exhibits                                                                  32

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


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data; unaudited)

                                                          At September 30,        At December 31,
                                                        2008           2007            2007
                                                   --------------------------    ---------------
Assets:
 Cash and due from banks                              $67,300        $70,791          $88,798
 Federal funds sold                                         -            488                -
                                                   --------------------------     --------------
     Cash and cash equivalents                         67,300         71,279           88,798
 Securities available-for-sale                        241,900        239,242          232,427
 Federal Home Loan Bank stock, at cost                  9,147          8,652            8,766
 Loans, net of allowance for loan losses
     of $24,588, $17,139 and $17,331                1,538,648      1,517,937        1,534,635
 Foreclosed assets, net of allowance for
     losses of $214, $180 and $180                      1,178            187              187
 Premises and equipment, net                           19,094         20,804           20,492
 Cash value of life insurance                          46,061         44,751           44,981
 Accrued interest receivable                            7,874          8,865            8,554
 Goodwill                                              15,519         15,519           15,519
 Other intangible assets, net                             786          1,298            1,176
 Other assets                                          28,960         24,989           25,086
                                                   --------------------------     ------------
      Total Assets                                 $1,976,467     $1,953,523       $1,980,621
                                                   ==========================     ============
Liabilities:
 Deposits:
     Noninterest-bearing demand                      $334,015       $345,467         $378,680
     Interest-bearing                               1,229,826      1,186,675        1,166,543
                                                   --------------------------     ------------
     Total deposits                                 1,563,841      1,532,142        1,545,223
 Federal funds purchased                               67,000         66,000           56,000
 Accrued interest payable                               5,217          6,899            7,871
 Reserve for unfunded commitments                       3,365          2,040            2,090
 Other liabilities                                     24,831         22,483           23,195
 Other borrowings                                      79,873         99,996          116,126
 Junior subordinated debt                              41,238         41,238           41,238
                                                   --------------------------     ------------
      Total Liabilities                             1,785,365      1,770,798        1,791,743
                                                   --------------------------     ------------
Commitments and contingencies
Shareholders' Equity:
Common stock, no par value: 50,000,000 shares
     authorized; issued and outstanding:
     15,744,881 at September 30, 2008                  78,008
     15,891,300 at September 30, 2007                                 78,331
     15,911,550 at December 31, 2007                                                   78,775
Retained earnings                                     115,549        108,022          111,655
Accumulated other comprehensive loss, net              (2,455)        (3,628)          (1,552)
                                                   --------------------------     ------------
     Total Shareholders' Equity                       191,102        182,725          188,878
                                                   --------------------------     ------------
     Total Liabilities and Shareholders' Equity    $1,976,467     $1,953,523       $1,980,621
                                                   ==========================     =============

See accompanying notes to unaudited condensed consolidated financial statements.

                                TRICO BANCSHARES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except share data; unaudited)

                                                             Three months ended       Nine months ended
                                                               September 30,             September 30,
                                                             2008         2007        2008           2007
                                                      ---------------------------------------------------------
Interest and dividend income:
Loans, including fees                                    $26,790       $30,099        $81,531        $88,404
Debt securities:
Taxable                                                    2,756         1,874          8,607          5,216
Tax exempt                                                   287           354            910          1,123
Dividends                                                    138           109            382            332
Federal funds sold                                             -             6              3             14
                                                      ---------------------------------------------------------
Total interest income                                     29,971        32,442         91,433         95,089
                                                      ---------------------------------------------------------
Interest expense:
Deposits                                                   5,776        8,078          18,603         23,016
Federal funds purchased                                      430          922           1,953          2,458
Other borrowings                                             473          768           2,060          1,764
Junior subordinated debt                                     573          834           1,872          2,475
                                                      --------------------------------------------------------
Total interest expense                                     7,252       10,602          24,488         29,713
                                                      ---------------------------------------------------------
Net interest income                                       22,719       21,840          66,945         65,376
                                                      ---------------------------------------------------------
Provision for loan losses                                  2,600          700          15,500          1,682
                                                      ---------------------------------------------------------
Net interest income after provision for loan losses       20,119       21,140          51,445         63,694
                                                      ---------------------------------------------------------
Noninterest income:
Service charges and fees                                   5,224        5,218          16,178         15,654
Gain on sale of loans                                        341          211             915            756
Commissions on sale of non-deposit investment products       594          583           1,539          1,633
Increase in cash value of life insurance                     360          405           1,080          1,215
Other                                                        273          430           1,210          1,218
                                                      ---------------------------------------------------------
Total noninterest income                                   6,792        6,847          20,922         20,476
                                                      ---------------------------------------------------------
Noninterest expense:
Salaries and related benefits                              9,431        8,975          28,556         28,336
Other                                                      7,158        7,777          23,450         22,819
                                                      ---------------------------------------------------------
Total noninterest expense                                 16,589       16,752          52,006         51,155
                                                      ---------------------------------------------------------
Income before income taxes                                10,322       11,235          20,361         33,015
Provision for income taxes                                 4,087        4,442           7,804         13,023
                                                      ---------------------------------------------------------
Net income                                                $6,235       $6,793         $12,557        $19,992
                                                      =========================================================

Average shares outstanding                            15,744,881   15,889,061      15,777,282     15,894,768
Diluted average shares outstanding                    15,951,668   16,310,631      16,021,886     16,396,615
Per share data:
Basic earnings                                             $0.40        $0.43           $0.80          $1.26
Diluted earnings                                           $0.39        $0.42           $0.78          $1.22
Dividends paid                                             $0.13        $0.13           $0.39          $0.39

See accompanying notes to unaudited condensed consolidated financial statements.

                                TRICO BANCSHARES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           (In thousands, except share and per share data; unaudited)

                                                                               Accumulated
                                           Shares of                               Other
                                           Common       Common     Retained    Comprehensive
                                           Stock        Stock      Earnings         Loss       Total
                                       ---------------------------------------------------------------
Balance at December 31, 2006              15,857,207     $73,739   $100,218      ($4,521)     $169,436
                                                                                              --------
Comprehensive income:
Net income                                                           19,992                     19,992
Change in net unrealized gain on
  securities available for sale, net                                                 893           893
                                                                                               -------
Total comprehensive income                                                                      20,885
Stock option vesting                                         579                                   579
Stock options exercised                      362,100       3,863                                 3,863
Tax benefit of stock options exercised                     1,707                                 1,707
Repurchase of common stock                  (328,007)     (1,557)    (5,987)                    (7,544)
Dividends paid ($0.39 per share)                                     (6,201)                    (6,201)
                                        ---------------------------------------------------------------
Balance at September 30, 2007             15,891,300     $78,331    $108,022     ($3,628)     $182,725
                                        ===============================================================

Balance at December 31, 2007              15,911,550     $78,775    $111,655     ($1,552)     $188,878
Comprehensive income:
Net income                                                            12,557                    12,557
Change in net unrealized gain on
  securities available for sale, net                                                (903)         (903)
                                                                                              ---------
Total comprehensive income                                                                      11,654
Cumulative effect of change in
  accounting principle, net of tax                                      (522)                     (522)
Stock option vesting                                         502                                   502
Reversal of tax benefit from
  exercise of stock options                                 (444)                                 (444)
Repurchase of common stock                  (166,669)       (825)     (1,996)                   (2,821)
Dividends paid ($0.39 per share)                                      (6,145)                   (6,145)
                                        ---------------------------------------------------------------
Balance at September 30, 2008             15,744,881     $78,008    $115,549     ($2,455)     $191,102
                                        ===============================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                                TRICO BANCSHARES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands; unaudited)

                                                       For the nine months ended
                                                              September 30,
                                                                2008      2007
                                                       -------------------------
Operating activities:
Net income                                                    $12,557   $19,992
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation of property and equipment, and amortization    2,586     2,829
    Amortization of intangible assets                             389       367
    Provision for loan losses                                  15,500     1,682
    Amortization of investment securities premium, net            250       528
    Originations of loans for resale                          (61,109)  (48,628)
    Proceeds from sale of loans originated for resale          61,403    48,878
    Gain on sale of loans                                        (915)     (756)
    Change in value of mortgage servicing rights                  743       226
    Provision for losses on other real estate owned                34         -
    Loss on disposal of fixed assets                                2         5
    Increase in cash value of life insurance                   (1,080)   (1,215)
    Stock option vesting expense                                  502       579
    Stock option tax benefits                                     444    (1,707)
    Change in:
      Reserve for unfunded commitments                          1,275       191
      Interest receivable                                         680      (138)
      Interest payable                                         (2,654)     (649)
      Other assets and liabilities, net                        (2,677)    1,334
                                                        ------------------------
    Net cash provided by operating activities                  27,930    23,518
                                                        ------------------------
Investing activities:
Proceeds from maturities of securities available-for-sale      38,938    38,954
Proceeds from sales of securities available-for-sale                -         -
Purchases of securities available-for-sale                    (50,219)  (78,822)
Purchases of Federal Home Loan Bank stock                        (381)     (332)
Loan originations and principal collections, net              (20,538)  (26,841)
Proceeds from sale of premises and equipment                        2        11
Purchases of premises and equipment                            (1,185)   (2,610)
                                                        ------------------------
  Net cash used by investing activities                       (33,383)  (69,640)
                                                        ------------------------
Net (decrease) increase in deposits                            18,618   (67,007)
Net increase in Federal funds purchased                        11,000    28,000
Payments of principal on long-term other borrowings               (58)      (51)
Proceeds from issuance of long-term other borrowings                -    50,000
Net change in short-term other borrowings                     (36,195)   10,136
(Reversal of) stock option tax benefit                           (444)    1,707
Repurchase of common stock                                     (2,821)   (2,685)
Dividends paid                                                 (6,145)   (6,201)
Exercise of stock options                                           -       488
                                                       -------------------------
  Net cash (used by) provided by financing activities         (16,045)   14,387
                                                       -------------------------
Net change in cash and cash equivalents                       (21,498)  (31,735)
                                                       -------------------------
Cash and cash equivalents and beginning of period            88,798    103,014
                                                       -------------------------
Cash and cash equivalents at end of period                  $67,300    $71,279
                                                       =========================
Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned                   $1,025       187
Unrealized gain on securities available for sale              ($1,558)   $1,541
Income tax benefit from stock option exercises                  ($444)   $1,707
Value of common stock tendered, in lieu of cash,
  to pay for exercise of stock options                              -    $4,859
Supplemental disclosure of cash flow activity:
Cash paid for interest expense                                $27,142   $30,362
Cash paid for income taxes                                    $10,350   $12,300

See accompanying notes to unaudited condensed consolidated financial statements

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

Investment Securities
The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.
During the nine months ended September 30, 2008, and throughout 2007, the Company did not have any securities classified as either held-to-maturity or trading.

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

Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors of current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. At September 30, 2008 and 2007, and December 31, 2007, the Company's balance of loans held for sale was immaterial.

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

Based on the current conditions of the loan portfolio, Management believes that the allowance for loan losses and the reserve for unfunded commitments, which collectively stand at $27,953,000 at September 30, 2008, are adequate to absorb probable losses inherent in the Company's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (dollars in thousands):

                                       Three months ended,    Nine months ended
                                           September 30,         September 30,
                                      ------------------------------------------
  Allowance for loan losses:             2008        2007      2008       2007
                                      ------------------------------------------
  Balance at beginning of period      $24,281    $16,999    $17,331   $16,914
  Provision for loan losses             2,600        700     15,500     1,682
  Loans charged off:
    Real estate mortgage:
      Residential                        (140)         -        (361)       -
      Commercial                            -          -         (19)       -
    Consumer:
      Home equity lines                (1,004)         -      (1,952)     (242)
      Home equity loans                    (8)         -        (258)        -
      Auto indirect                    (1,014)      (464)     (2,186)   (1,047)
      Other consumer                     (239)      (256)       (818)     (727)
    Commercial                           (142)      (123)       (531)     (317)
    Construction:
      Residential                         (31)         -      (3,014)        -
      Commercial                            -          -           -         -
                                       ----------------------------------------
  Total loans charged off              (2,578)      (843)     (9,139)   (2,333)
  Recoveries of previously
    charged-off loans:
    Real estate mortgage:
      Residential                           -          -           -         -
      Commercial                           15         13          43        43
    Consumer:
      Home equity lines                    12          -          12         1
      Home equity loans                     -          -           -         5
      Auto indirect                       104         94         295       246
      Other consumer                      146        143         520       445
    Commercial                              8         33          26       136
    Construction:
      Residential                           -          -           -         -
      Commercial                            -          -           -         -
                                      -----------------------------------------
  Total recoveries of
    previously charged off loans          285        283         896       876
                                      -----------------------------------------
      Net charge-offs                  (2,293)      (560)     (8,243)   (1,457)
                                      -----------------------------------------
  Balance at end of period            $24,588    $17,139     $24,588   $17,139
                                      =========================================
  Reserve for unfunded commitments:
  Balance at beginning of period       $3,465     $2,040      $2,090    $1,849
  Provision for losses -
    unfunded commitments                 (100)         -       1,275       191
                                      -----------------------------------------
  Balance at end of period             $3,365     $2,040      $3,365    $2,040
                                      =========================================
  Balance at end of period:
  Allowance for loan losses                                  $24,588   $17,139
  Reserve for unfunded commitments                             3,365     2,040
                                                             -----------------
  Allowance for losses                                       $27,953   $19,179
                                                             =================
  As a percentage of total loans:
     Allowance for loan losses                                 1.57%     1.12%
     Reserve for unfunded commitments                          0.22%     0.13%
                                                             -----------------
     Allowance for losses                                      1.79%     1.25%
                                                             =================

Loans classified as nonaccrual, net of guarantees of the U.S. government, including its agencies and its government-sponsored agencies, amounted to approximately $16,667,000 and $7,511,000 at September 30, 2008 and December 31, 2007, respectively. These nonaccrual loans were classified as impaired and are included in the recorded balance of impaired loans. As of September 30, 2008 and December 31, 2007 the Company's recorded investment in impaired loans, net of guarantees of the U.S. government, and the related valuation allowance were as follows (in thousands):

                                              At September 30,   At December 31,
                                                      2008             2007
                                             -----------------------------------
Impaired loans with no allocated allowance,          $12,526         $4,299
    net of guarantees
Impaired loans with allocated allowance,               4,141          3,212
    net of guarantees                        -----------------------------------
Total impaired loans                                 $16,667         $7,511
                                             ===================================
Allowance for loan losses allocated                   $1,738        $1,395
   to impaired loans                         ===================================

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

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

                                        Nine months ended September 30,
                                        -------------------------------
                                               2008         2007
Mortgage servicing rights:              -------------------------------
Balance at beginning of period               $4,088        $3,912
Additions                                       621           506
Change in fair value                           (743)         (226)
                                        -------------------------------
Balance at end of period                     $3,966        $4,192
                                        ===============================
Servicing fees received                        $767          $737
Balance of loans serviced at:
     Beginning of period                   $406,743      $389,636
     End of period                         $425,783      $402,806
Weighted-average prepayment speed (CPR)        11.2%         11.6%
Discount rate                                  13.0%         10.0%

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

Goodwill and Other Intangible Assets
Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Company tested its goodwill intangible and determined it was not impaired as of September 30, 2008 and December 31, 2007.

The following table summarizes the Company's goodwill intangible as of September 30, 2008 and December 31, 2007.

                               December 31,                        September 30,
                                  2007      Additions   Reductions     2008
 (Dollar in Thousands)        --------------------------------------------------
 Goodwill                      $15,519         -              -        $15,519
                              ==================================================

The Company has identifiable intangible assets consisting of core deposit premiums and minimum pension liability. Core deposit premiums are amortized using an accelerated method over a period of ten years. Intangible assets related to minimum pension liability are adjusted annually based upon actuarial estimates.

The following table summarizes the Company's core deposit intangibles as of September 30, 2008 and December 31, 2007.

                                December 31,                       September 30,
                                  2007        Additions   Reductions      2008
(Dollar in Thousands)          -------------------------------------------------
 Core deposit intangibles       $3,365          -              -        $3,365
 Accumulated amortization       (2,189)         -            (390)      (2,579)
                               -------------------------------------------------
 Core deposit intangibles, net  $1,176          -           ($390)        $786
                               =================================================

Core deposit intangibles are amortized over their expected useful lives. Such lives are periodically reassessed to determine if any amortization period
adjustments  are  indicated.   The  following  table  summarizes  the  Company's
estimated core deposit intangible amortization for each of the five succeeding years:
                                       Estimated Core Deposit
                                       Intangible  Amortization
                Years Ended              (Dollar in thousands
                -----------            -------------------------
                   2008                         $523
                   2009                         $328
                   2010                         $260
                   2011                          $65
                Thereafter                         -

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

Stock-Based Compensation
The following table shows the number, weighted-average exercise price, intrinsic value, weighted average remaining contractual life, average remaining vesting period, and remaining compensation cost to be recognized over the remaining vesting period of options exercisable, options not yet exercisable, and total options outstanding as of September 30, 2008:

                                                      Currently     Currently Not     Total
(dollars in thousands except exercise price)         Exercisable     Exercisable   Outstanding
Number of options                                    1,168,911         265,570      1,434,481
Weighted average exercise price                         $13.44          $20.48         $14.74
Intrinsic value                                         $9,768            $498        $10,266
Weighted average remaining contractual term (yrs.)        2.32            8.77           3.51

The options for 265,570 shares that are not currently exercisable as of September 30, 2008 are expected to vest, on a weighted-average basis, over the next 3.14 years, and the Company is expected to recognize $1,672,000 of compensation costs related to these options as they vest.

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

Earnings per share have been computed based on the following:

                                                    Three months ended       Nine months ended
                                                     September 30,            September 30,
                                                 ----------------------------------------------
                                                     2008         2007       2008        2007
(in thousands)                                   -----------------------    -------------------
Net income                                          $6,235       $6,793      $12,557    $19,992

Average number of common shares outstanding         15,745       15,889       15,777     15,895
Effect of dilutive stock options                       206          422          245        502
                                                 -----------------------    --------------------
Average number of common shares outstanding
   used to calculate diluted earnings per share     15,951       16,311       16,022     16,397
                                                 =======================    ====================

There were 595,143 and 302,050 options excluded from the computation of diluted earnings per share for the nine month periods ended September 30, 2008 and 2007, respectively, because the effect of these options was antidilutive.

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

The components of other comprehensive income (loss) and related tax effects are as follows:

                                                  Three months ended      Nine months ended
                                                    September 30,          September 30,
                                                  ------------------------------------------
                                                    2008         2007     2008        2007
(in thousands)                                    ---------------------   ------------------
Unrealized holding gains (losses) on
   available-for-sale securities                    $906        $1,987    ($1,558)    $1,541
Tax effect                                          (381)         (836)       655       (648)
                                                 ----------------------   -------------------
Unrealized holding gains (losses) on
   available-for-sale securities, net of tax        $525        $1,151      ($903)     $893
                                                 ======================   ===================

The   components  of  accumulated   other   comprehensive   loss,   included  in
shareholders' equity, are as follows:

                                                  September 30,  December 31,
                                                      2008           2007
(in thousands)                                    --------------------------
Net unrealized (losses) gains on available-
  for-sale securities                               ($266)         $1,292
Tax effect                                            112            (543)
  Unrealized holding (losses) gains on            -------------------------
  available-for-sale securities, net of tax         ($154)            749
                                                  -------------------------
Minimum pension liability                          (3,970)         (3,970)
Tax effect                                          1,669           1,669
                                                  -------------------------
  Minimum pension liability, net of tax            (2,301)         (2,301)
                                                  -------------------------
Accumulated other comprehensive loss              ($2,455)        ($1,552)
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

The following table sets forth the net periodic benefit cost recognized for the plans:

                                                             Three Months Ended   Nine Months Ended
                                                                September 30,        September 30,
                                                             ------------------   -----------------
(in thousands)                                                2008       2007       2008     2007
                                                              ----       ----       ----     ----
Net pension cost included the following components:
Service cost-benefits earned during the period                $138       $150       $416     $450
Interest cost on projected benefit obligation                  166        146        498      438
Amortization of net obligation at transition                     1          1          1        1
Amortization of prior service cost                              45         45        135      135
Recognized net actuarial loss                                   37         28        111       84
                                                             ------------------------------------
Net periodic pension cost                                     $387       $370     $1,161   $1,108
                                                             =====================================

During the nine months ended September 30, 2008 and 2007, the Company contributed and paid out as benefits $453,000 and $405,000, respectively, to participants under the plans. For the year ending December 31, 2008, the Company expects to contribute and pay out as benefits $593,000 to participants under the plans.

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

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value, or the appraised value contains a significant assumption, and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Mortgage servicing rights are carried at fair value. A valuation model, which utilizes a discounted cash flow analysis using a discount rate and prepayment speed assumptions is used in the completion of the fair value measurement. While the prepayment speed assumption is currently quoted for comparable instruments, the discount rate assumption currently requires a significant degree of management judgment. As such, the Company classifies mortgage servicing rights subjected to recurring fair value adjustments as Level 3.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis:

Fair value at September 30, 2008          Total    Level 1     Level 2   Level 3
Securities available-for-sale           $241,900      -       $241,900        -
Mortgage servicing rights                  3,966      -              -    3,966
                                        ----------------------------------------
Total assets measured at fair value     $245,866      -       $241,900    3,966
                                        ========================================
T
he table below presents the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

Fair value at September 30, 2008          Total    Level 1     Level 2  Level 3
Impaired loans                           $20,244      -          -      $20,244
                                        ----------------------------------------
Total assets measured at fair value      $20,244      -          -      $20,244
                                        ========================================

Recent Accounting Pronouncements
In September 2006, the FASB issued FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for the Company on January 1, 2008 and did not have a significant impact on the Company's consolidated financial statements.

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

                                TRICO BANCSHARES
                                Financial Summary
               (In thousands, except per share amounts; unaudited)

                                                Three months ended        Nine months ended
                                                   September 30,              September 30,
                                          ---------------------------------------------------
                                               2008           2007        2008         2007
                                          ---------------------------------------------------
Net Interest Income (FTE)                    $22,889       $22,031     $67,464      $66,005
Provision for loan losses                      2,600           700      15,500        1,682
Noninterest income                             6,792         6,847      20,922       20,476
Noninterest expense                           16,589        16,752      52,006       51,155
Provision for income taxes (FTE)               4,257         4,633       8,323       13,652
                                          --------------------------------------------------
     Net income                               $6,235        $6,793     $12,557      $19,992
                                          ==================================================
Earnings per share:
     Basic                                     $0.40         $0.43       $0.80        $1.26
     Diluted                                   $0.39         $0.42       $0.78        $1.22
Per share:
     Dividends paid                            $0.13         $0.13       $0.39        $0.39
     Book value at period end                 $12.14        $11.50
     Tangible book value at period end        $11.10        $10.44

Average common shares outstanding             15,745        15,889      15,777       15,895
Average diluted shares outstanding            15,952        16,311      16,022       16,397
Shares outstanding at period end              15,745        15,891
At period end:
     Loans, net                           $1,538,648    $1,517,937
     Total assets                          1,976,467     1,953,523
     Total deposits                        1,563,841     1,532,142
     Other borrowings                         79,873        99,996
     Junior subordinated debt                 41,238        41,238
     Shareholders' equity                   $191,102      $182,725
Financial Ratios:
During the period (annualized):
     Return on assets                          1.26%         1.44%       0.84%        1.42%
     Return on equity                         13.04%        14.92%       8.71%       14.94%
     Net interest margin(1)                    5.07%         5.12%       4.96%        5.16%
     Net loan charge-offs to average loans     0.59%         0.15%       0.71%        0.13%
     Efficiency ratio(1)                      55.89%        58.01%      58.84%       59.15%
At Period End:
     Equity to assets                          9.67%         9.35%
     Total capital to risk assets             12.38%        11.66%
     Allowance for losses to loans(2)          1.79%         1.25%

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

Following is a summary of the components of fully taxable equivalent ("FTE") net income for the periods indicated (dollars in thousands):

                                   Three months ended         Nine months ended
                                       September 30,             September 30,
                                 -----------------------------------------------
                                   2008          2007         2008         2007
                                 -----------------------------------------------
Net Interest Income (FTE)         22,889       $22,031      $67,464     $66,005
Provision for loan losses          2,600           700       15,500       1,682
Noninterest income                 6,792         6,847       20,922      20,476
Noninterest expense               16,589        16,752       52,006      51,155
Provision for income taxes (FTE)   4,257         4,633        8,323      13,652
                                 -----------------------------------------------
Net income                        $6,235        $6,793      $12,557     $19,992
                                 ===============================================

The Company had quarterly earnings of $6,235,000 for the three months ended September 30, 2008. This represents a decrease of $558,000 (8.2%) when compared with earnings of $6,793,000 for the quarter ended September 30, 2007. Diluted earnings per share for the quarter ended September 30, 2008 decreased 7.1% to $0.39 compared to $0.42 for the quarter ended September 30, 2007. The decrease in earnings from the prior year quarter was primarily due to a $1,900,000 increase in provision for loans losses.

The Company reported earnings of $12,557,000 for the nine months ended September 30, 2008. These results represent a decrease of $7,435,000 (37.2%) when compared with earnings of $19,992,000 for the nine months ended September 30, 2007.
Diluted earnings per share for the nine months ended September 30, 2008 decreased 36.1% to $0.78 compared to $1.22 for the nine months ended September
30, 2007. The decrease in earnings from the nine month period ended September 30, 2007 was primarily due to a $13,818,000 increase in provision for loan losses.

Net Interest Income
The Company's primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

                                  Three months ended          Nine months ended
                                     September 30,               September 30,
                                 ----------------------------------------------
                                      2008         2007         2008       2007
                                 -----------------------------------------------
 Interest income                     $29,971     $32,442     $91,433    $95,089
 Interest expense                     (7,252)    (10,602)    (24,488)   (29,713)
 FTE adjustment                          170         191         519        629
                                 -----------------------------------------------
    Net interest income (FTE)        $22,889     $22,031     $67,464    $66,005
                                 ===============================================
 Average interest-earning assets  $1,806,010  $1,721,547  $1,814,103  $1,704,342

 Net interest margin (FTE)             5.07%       5.12%       4.96%       5.16%

The Company's primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense in interest-bearing liabilities.

Net interest income (FTE) during the third quarter of 2008 increased $858,000 (3.9 %) from the same period in 2007 to $22,889,000. The increase in net interest income (FTE) was due to an $84,463,000 (4.9%) increase in average balances of interest-earning assets to $1,806,010,000 that was substantially offset by a 0.05% decrease in net interest margin (FTE) to 5.07%.

Net interest income (FTE) during the first nine months of 2008 increased $1,459,000 (2.2%) from the same period in 2007 to $67,464,000. The increase in net interest income (FTE) was due to a $109,761,000 (6.4%) increase in average balances of interest-earning assets to $1,814,103,000 that was partially offset by a 0.20% decrease in net interest margin (FTE) to 4.96%.

Interest and Fee Income
Interest and fee income (FTE) for the third quarter of 2008 decreased $2,492,000 (7.6%) from the third quarter of 2007. The decrease was due to a 0.90% decrease in the yield on average interest-earning assets to 6.68% that was partially offset by an $84,463,000 (4.9%) increase in average interest-earning assets to $1,806,010,000. The growth in interest-earning assets was due to a $31,590,000 (21%) increase in average loan balances to $1,549,009,000 and an increase of $53,253,000 (26.1%) in average balances of investments to $256,926,000. The decrease in the yield on average interest-earning assets was mainly due to a 1.01% decrease in yield on loans to 6.92%. The decrease in loan yields from the third quarter of 2007 was mainly due to a 3.25% decrease in the prime lending rate from 8.25% at June 30, 2007 to 5.00% at September 30, 2008.

Interest and fee income (FTE) for the nine months ended September 30, 2008 decreased $3,766,000 (3.9%) from the same period of 2007. The decrease was due to a 0.73% decrease in the yield on average interest-earning assets to 6.76% that was partially offset by a $109,761,000 (6.4%) increase in average interest-earning assets to $1,814,103,000. The growth in interest-earning assets was due to a $38,706,000 (2.6%) increase in average loan balances to $1,543,571,000 and an increase of $71,240,000 (35.8%) in average balances of investments to $270,339,000. The decrease in the yield on average interest-earning assets was mainly due to a 0.79% decrease in yield on loans to 7.04%. The decrease in loan yields from the nine months ended September 30, 2007 was mainly due to a 3.25% decrease in the prime lending rate from 8.25% at June 30, 2007 to 5.00% at September 30, 2008.

Interest Expense
Interest expense decreased $3,350,000 (31.6%) to $7,252,000 in the third quarter of 2008 compared to the third quarter of 2007. The average balance of interest-bearing liabilities increased $74,375,000 (5.6%) to $1,408,323,000 in the third quarter of 2008 compared to the third quarter of 2007. The increase in the average balance of interest-bearing liabilities was due primarily to increases of $49,536,000 (9.0%) in the average balance of time deposits from the third quarter of 2007. The average rate paid on interest-bearing liabilities in the quarter ended September 30, 2008 decreased 1.12% to 2.06% compared to the quarter ended September 30, 2007 as a result of lower market rates for almost all types of interest-bearing liabilities.

Interest expense decreased $5,225,000 (17.6%) to $24,488,000 for the nine months ended September 30, 2008 compared to $29,713,000 for the nine months ended September 30, 2007. The average balance of interest-bearing liabilities increased $97,066,000 (7.4%) to $1,410,614,000 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase in the average balance of interest-bearing liabilities was due primarily to increases of $43,994,000 (70.8%) and $40,544,000 (81.7%) in the
average balances of Federal funds purchased and other borrowings, respectively, from the nine months ended September 30, 2007. The average rate paid on interest-bearing liabilities in the nine month period ended September 30, 2008 decreased 0.71% to 2.31% compared to the nine months ended September 30, 2007 as a result of lower market rates for almost all types of interest-bearing liabilities.

Net Interest Margin (FTE)
The following table summarizes the components of the Company's net interest margin for the periods indicated:

                                    Three months ended         Nine months ended
                                      September 30,              September 30,
                                   ---------------------------------------------
                                    2008         2007          2008       2007
                                   ---------------------------------------------
Yield on interest-earning assets    6.68%        7.58%         6.76%      7.49%
Rate paid on interest-bearing
     Liabilities                    2.06%        3.18%         2.31%      3.02%
                                   ---------------------------------------------
     Net interest spread            4.62%        4.40%         4.45%      4.47%
Impact of all other net
     noninterest-bearing funds      0.45%        0.72%         0.51%      0.69%
                                   ---------------------------------------------
        Net interest margin         5.07%        5.12%         4.96%      5.16%
                                   =============================================

Net interest margin for the three months ended September 30, 2008 decreased 0.05% compared to the three months ended September 30, 2007. This decrease in net interest margin was mainly due to an 0.27% decrease in the impact of net noninterest-bearing funds to 0.45% from 0.72% in the three months ended September 30, 2007 that was partially offset by a 0.22% increase in net interest spread as the average yield on interest-earning assets decreased 0.90% while the average rate paid on interest-bearing liabilities decreased 1.12% from the three months ended September 30, 2007.

Net interest margin for the nine months ended September 30, 2008 decreased 0.20% compared to the nine months ended September 30, 2007. This decrease in net interest margin was due to a 0.18% decrease in the impact of net noninterest-bearing funds to 0.51% from 0.69% in the nine months ended September 30, 2007, and a 0.02% decrease in net interest spread as the average yield on interest-earning assets decreased 0.73% while the average rate paid on interest-bearing liabilities decreased 0.71% from the nine months ended September 30, 2007.

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


                                                             For the three months ended
                                            ---------------------------------------------------------------
                                                    September 30, 2008               September 30, 2007
                                            -----------------------------     -----------------------------
                                                        Interest   Rates                Interest    Rates
                                             Average    Income/    Earned    Average    Income/     Earned
                                             Balance    Expense    Paid      Balance    Expense     Paid
                                           -----------------------------    ------------------------------
Assets:
Loans                                       $1,549,009  $26,790    6.92%     $1,517,419  $30,009     7.93%
Investment securities - taxable                232,419    2,894    4.98%        174,472    1,983     4.55%
Investment securities - nontaxable              24,507      457    7.46%         29,201      545     7.47%
Federal funds sold                                  75        -    1.19%            455        6     5.27%
                                            -----------------------------    -----------------------------
Total interest-earning assets                1,806,010   30,141    6.68%      1,721,547   32,633     7.58%
                                                        -------                           ------
Other assets                                   168,382                          170,445
                                            ----------                       ----------
Total assets                                $1,974,392                       $1,891,992
                                            ==========                       ==========
Liabilities and shareholders' equity:
Interest-bearing demand deposits              $226,843      239    0.42%        220,582      114     0.21%
Savings deposits                               376,594    1,041    1.11%        388,315    1,761     1.81%
Time deposits                                  597,765    4,496    3.01%        548,229    6,203     4.53%
Federal funds purchased                         84,851      430    2.03%         70,602      922     5.22%
Other borrowings                                81,032      473    2.33%         64,982      768     4.73%
Junior subordinated debt                        41,238      573    5.56%         41,238      834     8.09%
                                            ----------------------------      ----------------------------
Total interest-bearing liabilities           1,408,323    7,252    2.06%      1,333,948   10,602     3.18%
                                                         ------                           ------
Noninterest-bearing deposits                   344,233                          342,667
Other liabilities                               30,625                           33,297
Shareholders' equity                           191,211                          182,080
                                            ----------                       ----------
Total liabilities and shareholders' equity  $1,974,392                       $1,891,992
                                            ==========                       ==========
Net interest spread(1)                                    4.62%                            4.40%
Net interest income and interest margin(2)     $22,889    5.07%                 $22,031    5.12%
                                           ====================              ===================

(1) Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets.


                                                             For the nine months ended
                                           ---------------------------------------------------------------
                                                  September 30, 2008               Septembere 30, 2007
                                           -----------------------------    ------------------------------
                                                       Interest   Rates                Interest    Rates
                                            Average    Income/    Earned    Average    Income/     Earned
                                            Balance    Expense    Paid      Balance    Expense     Paid
                                           -----------------------------    ------------------------------
Assets:
Loans                                      $1,543,571  $81,531    7.04%     $1,504,865 $88,404     7.83%
Investment securities - taxable               244,833    8,989    4.90%        168,363   5,548     4.39%
Investment securities - nontaxable             25,506    1,429    7.47%         30,736   1,752     7.60%
Federal funds sold                                193        3    2.07%            378      14     4.94%
                                           -----------------------------    -----------------------------
Total interest-earning assets               1,814,103   91,952    6.76%      1,704,342  95,718     7.49%
                                                       -------                          ------
Other assets                                  169,092                          171,978
                                           ----------                       ----------
Total assets                               $1,983,195                       $1,876,320
                                           ==========                       ==========
Liabilities and shareholders' equity:
Interest-bearing demand deposits             $220,366      460    0.28%       $225,402     343     0.20%
Savings deposits                              385,624    3,715    1.28%        384,366   4,418     1.53%
Time deposits                                 567,089   14,428    3.39%        550,783  18,255     4.42%
Federal funds purchased                       106,109    1,953    2.45%         62,115   2,458     5.28%
Other borrowings                               90,188    2,060    3.05%         49,644   1,764     4.74%
Junior subordinated debt                       41,238    1,872    6.05%         41,238   2,475     8.00%
                                           ------------------------------   -----------------------------
Total interest-bearing liabilities          1,410,614   24,488    2.31%      1,313,548  29,713     3.02%
                                                        ------                          ------
Noninterest-bearing deposits                  348,483                          351,050
Other liabilities                              31,882                           33,309
Shareholders' equity                          192,216                          178,413
                                           ----------                       ----------
Total liabilities and shareholders' equity $1,983,195                       $1,876,320
                                           ==========                       ==========
Net interest spread(1)                                            4.45%                            4.47%
Net interest income and interest margin(2)             $67,464    4.96%                 $66,005    5.16%
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

                                           Three months ended September 30, 2008
                                                 compared with three months
                                                  ended September 30, 2007
                                           -------------------------------------
                                              Volume         Rate         Total
                                           -------------------------------------
Increase (decrease) in interest income:
Loans                                           $626       ($3,935)    ($3,309)
Investment securities                            571           252         823
Federal funds sold                                (5)           (1)         (6)
                                           -------------------------------------
   Total interest-earning assets               1,192        (3,684)     (2,492)
                                           -------------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits                   3           122         125
Savings deposits                                 (53)         (667)       (720)
Time deposits                                    561        (2,268)     (1,707)
Federal funds purchased                          186          (678)       (492)
Other borrowings                                 190          (485)       (295)
Junior subordinated debt                           -          (261)       (261)
                                           -------------------------------------
   Total interest-bearing liabilities            887        (4,237)     (3,350)
                                           -------------------------------------
Increase in Net Interest Income                 $305          $553        $858
                                           =====================================

                                            Nine months ended September 30, 2008
                                               compared with nine months ended
                                                     September 30, 2007
                                           -------------------------------------
                                              Volume           Rate      Total
                                           -------------------------------------
Increase (decrease) in interest income:
Loans                                         $2,273      ($9,146)     ($6,873)
Investment securities                          2,220          898        3,118
Federal funds sold                                (7)          (4)         (11)
                                           -------------------------------------
   Total interest-earning assets               4,486       (8,252)      (3,766)
                                           -------------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits                  (8)         125          117
Savings deposits                                  14         (717)        (703)
Time deposits                                    541       (4,368)      (3,827)
Federal funds purchased                        1,742       (2,247)        (505)
Other borrowings                               1,441       (1,145)         296
Junior subordinated debt                           -         (603)        (603)
                                           -------------------------------------
   Total interest-bearing liabilities          3,730       (8,955)      (5,225
                                           -------------------------------------
Increase in Net Interest Income                 $756         $703       $1,459
                                           =====================================

Provision for Loan Losses
The Company provided $2,600,000 for loan losses in the third quarter of 2008 versus $700,000 in the third quarter of 2007. In the third quarter of 2008, the Company recorded $2,293,000 of net loan charge-offs versus $560,000 of net loan charge-offs in the third quarter of 2007. In addition, net charge-offs of $1,000,000 on home equity lines and loans and $910,000 on auto indirect loans were taken during the third quarter of 2008.

The Company provided $15,500,000 for loan losses during the nine months ended September 30, 2008 versus $1,682,000 during the nine months ended September 30, 2007. In the nine months ended September 30, 2008, the Company recorded $8,243,000 of net loan charge-offs versus $1,457,000 of net loan charge-offs in the nine months ended September 30, 2007. During the second quarter of 2008, the Company re-appraised all of its larger residential development projects. As a result of this effort, the Company charged-off $1,007,000 on a twenty-eight unit residential condominium project and $640,000 on a twenty-seven lot residential construction project. In addition to the re-appraisal effort during the second quarter of 2008 which resulted in charge-offs of $1,647,000, the Company charged-off $1,078,000 on a thirty-two lot residential construction project during the first quarter of 2008. In addition, net charge-offs of $2,198,000 on home equity lines and loans and $1,891,000 on auto indirect loans were taken during the nine months ended September 30, 2008.

Noninterest Income
The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).

                                               Three months ended          Nine months ended
                                                 September 30,               September 30,
                                             -------------------------------------------------
                                               2008          2007         2008         2007
                                             -------------------------------------------------
  Service charges on deposit accounts         $4,080        $3,819       $11,881     $11,236
  ATM fees and interchange revenue             1,164         1,016         3,411       3,011
  Other service fees                             551           523         1,629       1,633
  Change in value of mortgage servicing rights  (571)      (141)         (743)       (226)
  Gain on sale of loans                          341           211           915         756
  Commissions on sale of
    nondeposit investment products               594           583         1,539       1,633
  Increase in cash value of life insurance       360           405         1,080       1,215
  Gain from VISA IPO                               -             -           396           -
  Other noninterest income                       273           431           814       1,218
                                             -------------------------------------------------
  Total noninterest income                    $6,792        $6,847       $20,922     $20,476
                                             =================================================

Noninterest income for the third quarter of 2008 decreased $55,000 (0.8%) from the third quarter of 2007, mainly due to a $430,000 decrease in the value of mortgage servicing rights to a negative $571,000 from a negative $141,000 in the third quarter of 2007. The negative impact of the decrease in the value of mortgage servicing rights was partially offset by a $261,000 (6.8%) increase in service charges on deposit accounts to $4,080,000, and a $148,000 (14.6%) increase in ATM fees and interchange to $1,164,000. The increases in service charges on deposit accounts and ATM fees and interchange revenue were primarily due to increased numbers of customers.

Noninterest  income for the nine  months  ended  September  30,  2008  increased
$446,000 (2.2%) to $20,922,000 from the same period in 2007. The increase in noninterest income from the nine months ended September 30, 2007 was mainly due to a $396,000 gain from the Company's membership in VISA, Inc. and VISA's initial public offering (IPO) in March 2008, a $645,000 (5.7%) increase in service charges on deposit accounts to $11,881,000, and a $400,000 (13.3%)
increase in ATM fees and interchange to $3,411,000. The increases in service charges on deposit accounts and ATM fees and interchange revenue were primarily due to increased numbers of customers.

Noninterest Expense
The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).

                                            Three months ended          Nine months ended
                                              September 30,                  September 30,
                                           ----------------------------------------------------
                                              2008          2007         2008         2007
                                           ----------------------------------------------------
  Base salaries, net of
     deferred loan origination costs        $6,331        $6,143         $18,980       $18,077
  Incentive compensation                       675           451           2,065         2,936
  Benefits and other compensation costs      2,425         2,381           7,511         7,323
                                           ----------------------------------------------------
     Total salaries and related benefits     9,431         8,975          28,556        28,336
                                           ----------------------------------------------------
  Occupancy                                  1,289         1,178           3,705         3,526
  Equipment                                  1,017         1,052           2,997         3,222
  Data processing and software                 600           564           1,811         1,482
  ATM network charges                          506           463           1,529         1,389
  Advertising and marketing                    451           620           1,204         1,624
  Telecommunications                           402           412           1,629         1,240
  Professional fees                            300           408           1,302         1,217
  Courier service                              258           285             796           867
  Postage                                      185           178             683           602
  Intangible amortization                      133           122             389           367
  Assessments                                  118            82             283           247
  Operational losses                            81           128             286           313
  Provisions for losses-unfunded commitments  (100)            0           1,275           191
  Other                                      1,918         2,285           5,561         6,532
                                           ----------------------------------------------------
  Total other noninterest expense            7,158         7,777          23,450        22,819
                                           ----------------------------------------------------
  Total noninterest expense                $16,589       $16,752         $52,006       $51,155
                                           ====================================================
  Average full time equivalent staff           668           646             638           636
  Noninterest expense to revenue (FTE)       55.89%        58.01%          58.84%        59.12%

Noninterest expense for the third quarter of 2008 decreased $163,000 (1.0%) compared to the third quarter of 2007. Salaries and benefits expense increased $456,000 (5.1%) to $9,431,000 due to increases in all areas including salaries, commissions and incentives, and benefits. Other noninterest expense decreased $619,000 (8.0%) due to decreases over a broad range of other expense categories.

Noninterest expense for the nine months ended September 30, 2008 increased $851,000 (1.7%) compared to the nine months ended September 30, 2007. Salaries and benefits expense increased $220,000 (0.8%) to $28,556,000 mainly due to a $903,000 (5.0%) increase in base salaries and a $188,000 (2.6%) increase in benefits expense that were partially offset by an $871,000 (29.7%) decrease incentive compensation. Other noninterest expense increased $631,000 (2.8%) primarily due to a $1,084,000 increase in provision for losses on unfunded commitments.

Provision for Income Tax
The effective tax rate for the three months ended September 30, 2008 was 39.6% and reflects no change from 39.6% for the three months ended September 30, 2007. The effective tax rate for the nine months ended September 30, 2008 was 38.3% and reflects a decrease from 39.5% for the nine months ended September 30, 2007. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly from increase in cash value of life insurance, tax-exempt loans and state and municipal securities.

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

The following is a summary of classified assets on the dates indicated (dollars in thousands):

                              At September 30, 2008      At December 31, 2007
                             ----------------------    -------------------------
                              Gross  Guaranteed  Net    Gross Guaranteed   Net
                             ---------------------------------------------------
Classified loans             $61,529  $5,545  $55,984   $18,570  $5,948  $12,622
Other classified assets        1,178       -    1,178       187       -      187
                             ---------------------------------------------------
Total classified assets      $62,707  $5,545  $57,162   $18,757  $5,948  $12,809
                             ===================================================

Allowance for loan losses/classified loans     43.9%                      137.3%

Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, increased $44,353,000 (346%) to $57,162,000 at September 30, 2008 from $12,809,000 at December 31, 2007.

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

Interest income on nonaccrual loans, which would have been recognized during the nine months ended September 30, 2008, if all such loans had been current in accordance with their original terms, totaled $1,759,000. Interest income actually recognized on these loans during the nine months ended September 30, 2008 was $882,000.

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

As shown in the following table, total nonperforming assets net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, increased $10,521,000 (136.7%) to $18,219,000 during the first nine months of 2008. Nonperforming assets net of guarantees represented 0.92% of total assets at September 30, 2008. All nonaccrual loans are considered to be impaired when determining the need for a specific valuation allowance. The Company continues to make a concerted effort to work problem and potential problem loans to reduce risk of loss.

                                                  At September 30, 2008       At December 31, 2007
                                              -------------------------    -------------------------
                                                Gross  Guaranteed  Net      Gross  Guaranteed   Net
                                              ------------------------------------------------------
(dollars in thousands)
Performing nonaccrual loans                   $14,534   $5,419   $9,115     $9,098  $5,814   $3,284
Nonperforming, nonaccrual loans                 7,552        -    7,552      4,227       -    4,227
                                              ------------------------------------------------------
   Total nonaccrual loans                      22,086    5,419   16,667     13,325   5,814    7,511
Loans 90 days past due and still accruing         374        -      374          -       -        -
                                              ------------------------------------------------------
Total nonperforming loans                      22,460    5,419   17,041     13,325   5,814    7,511
Other real estate owned                         1,178        -    1,178        187       -      187
                                              ------------------------------------------------------
Total nonperforming assets                    $23,638   $5,419  $18,219    $13,512  $5,814   $7,698
                                              ======================================================
Nonperforming loans to total loans                                1.09%                       0.48%
Nonperforming assets to total assets                              0.92%                       0.39%
Allowance for loan losses/nonperforming loans                      144%                        231%


Assets
During the first nine months of 2008, total assets decreased $4,154,000 (0.2%) to $1,967,467,000 from $1,980,621,000 at December 31, 2007. This decrease in assets primarily reflects a decrease in cash and cash equivalents of $21,498,000 and a $7,257,000 increase in allowance for loan losses that were partially offset by a $9,473,000 increase in securities available for sale and an $11,270,000 increase in loans. The decrease in cash and cash equivalents is reflective of a seasonal effect whereby the Company experiences a spike up in deposits during the year-end holiday season. Historically, this year-end spike up in deposits lasts only a week or two, can be as high as several tens of millions of dollars, and appears to be the result of holiday seasons shopping and increases in deposit balances of the Company's business customers. The following table shows the Company's loan balances, including net deferred loan costs:
                                             September 30,  December 31,
                                                 2008           2007
(dollars in thousands)                      ----------------------------
Commercial, financial and agricultural         $189,837        $164,815
Consumer installment                            513,132         535,819
Real estate mortgage                            770,553         716,013
Real estate construction                         89,714         135,319
                                            ----------------------------
    Total loans                              $1,563,236      $1,551,966
                                            ============================

Liabilities
During the first nine months of 2008, total liabilities decreased $6,378,000 (0.4%) to $1,785,365,000 from $1,791,743,000 at December 31, 2007. This decrease in liabilities primarily reflects a decrease in other borrowings of $36,253,000 that was partially offset by an $18,618,000 increase in deposits and an $11,000,000 increase in Federal funds purchased. The decrease in other borrowings is due to the maturity and repayment of $20,000,000 of term borrowings from the FHLB in April 2008, and $16,253,000 of net reductions in other overnight collateralized borrowings. The increase in deposits is primarily due to a $40,000,000 increase in certificate of deposits from the State of California to $80,000,000 during March of 2008 that was partially offset by seasonal fluctuations in deposits, including the year-end fluctuation noted in the description of Assets above. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank's request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank.

Capital Resources
The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management.

The Company adopted and announced a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company's common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company's approximately 15,815,000 common shares outstanding as of August 21, 2007. This plan has no stated expiration date for the repurchases. As of September 30, 2008, the Company had repurchased 166,600 shares under this plan, which left 333,400 shares available for repurchase under the plan.

The Company's primary capital resource is shareholders' equity, which was $191,102,000 at September 30, 2008. This amount represents a increase of $2,224,000 from December 31, 2007, the net result of comprehensive income for the period of $11,654,000 and the effect of stock option vesting of $502,000 partially offset by the repurchase of common stock with value of $2,821,000, dividends paid of $6,145,000, the cumulative effect of a change in accounting principle, net of tax, of $522,000, and a $444,000 reversal of tax benefit from the exercise of stock options. The Company's ratio of equity to total assets was 9.67%, 9.35%, and 9.54% as of September 30, 2008, September 30, 2007, and
December 31, 2007, respectively.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

                   At September 30,      At         Minimum     Well Capitalized
                   ----------------    December 31, Regulatory   by Regulatory
                   2008       2007       2007       Requirement  Definition
                   ------------------------------------------------------------
 Tier I Capital    11.13%     10.68%     10.90%       4.00%         6.00%
 Total Capital     12.38%     11.66%     11.90%       8.00%        10.00%
 Leverage ratio    11.08%     11.28%     11.16%       4.00%         5.00%

Liquidity
The discussion of "Liquidity" under Item 3 of this report is incorporated herein by reference.

Off-Balance Sheet Items
The Bank has certain ongoing commitments under operating and capital leases. As of September 30, 2008 commitments to extend credit and commitments related to the Bank's deposit overdraft privilege product were the Bank's only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $653,764,000 and $690,633,000 at September 30, 2008 and December 31, 2007, respectively, and represent 41.8% and 44.5% of the total loans outstanding at September 30, 2008 and December 31, 2007, respectively. Commitments related to the Bank's deposit overdraft privilege product totaled $37,997,000 and $33,517,000 at September 30, 2008 and December 31, 2007, respectively.

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

At September 30, 2008, the results of the simulations noted above indicate that given a "flat" balance sheet scenario, and if deposit rates track general interest rate changes by approximately 50%, the Company's balance sheet is slightly liability sensitive. "Liability sensitive" implies that earnings decrease when interest rates rise, and increase when interest rates decrease. The magnitude of all the simulation results noted above is within the Bank's policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

The simulation results noted above do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

At September 30, 2008 and 2007, the Company had no material derivative financial instruments.

Liquidity
The Company's principal source of asset liquidity is federal funds sold and marketable investment securities available for sale. At September 30, 2008, federal funds sold and investment securities available for sale totaled $241,900,000, representing an increase of $9,473,000 (4.1%) from December 31, 2007, and an increase of $2,170,000 (0.9%) from September 30, 2007. In addition, the Company generates additional liquidity from its operating activities. The Company's profitability during the first nine months of 2008 generated cash flows from operations of $27,930,000 compared to $23,518,000 during the first nine months of 2007. Additional cash flows may be provided by financing activities,  primarily  the  acceptance of deposits and  borrowings  from banks.
Sales and maturities of investment securities produced cash inflows of $38,938,000 during the nine months ended September 30, 2008 compared to $38,954,000 for the nine months ended September 30, 2007. During the nine months ended September 30, 2008, the Company invested $50,219,000 and $20,538,000 in securities and net loan principal increases, respectively, compared to $78,822,000 and $26,841,000 in securities and net loan principal increases, respectively, during the first nine months of 2007. These changes in investment and loan balances contributed to net cash used by investing activities of $33,383,000 during the nine months ended September 30, 2008, compared to net cash used by investing activities of $69,640,000 during the nine months ended September 30, 2007. Financing activities used net cash of $16,045,000 during the nine months ended September 30, 2008, compared to net cash provided by financing activities of $14,387,000 during the nine months ended September 30, 2007. Deposit balance increases accounted for $18,618,000 of financing sources of funds during the nine months ended September 30, 2008, compared to $67,007,000 of funds used by decreases in deposits during the nine months ended September 30, 2007. A net decrease in short-term other borrowings accounted for $36,195,000 of financing uses of funds during the nine months ended September 30, 2008, compared to $10,136,000 of funds provided by an increase in short-term other borrowings during the nine months ended September 30, 2007. Dividends paid used $6,145,000 and $6,201,000 of cash during the nine months ended September 30, 2008 and 2007, respectively. An increase in Federal funds purchased provided $11,000,000 and $28,000,000 of cash during the nine months ended September 30, 2008 and 2007, respectively. Also, the Company's liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 4.  Controls and Procedures
The Chief Executive Officer, Richard Smith, and the Chief Financial Officer, Thomas Reddish, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2008 ("Evaluation Date"). Based on that evaluation, they each concluded that as of the Evaluation Date the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms for Form 10-Q.

No changes in the Company's internal control over financial reporting occurred during the first nine months of 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Due to the nature of the banking business, the Bank is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business of the Bank.

Item 1A - Risk Factors

There have been no material changes to the risk factors previously  disclosed in
Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2007 other than as follows:

The Corporation may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of clearing, counterparty, or other relationships. The Corporation has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, and other institutional clients. Many of these transactions expose the Corporation to credit risk in the event of a default by a counterparty or client. In addition, the Corporation's credit risk may be exacerbated when the collateral held by the Corporation cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Corporation. Any such losses could have a material adverse affect on the Corporation's financial condition and results of operations.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices, security prices and credit capacity for certain issuers without regard to those issuers' underlying financial strength. If the current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience adverse effects, which may be material, on our ability to access capital and on our results of operations.

The Corporation and the Bank could be aversely affected by new regulations.

Federal and state governments and regulators could pass legislation and adopt policies responsive to current credit conditions that would have an adverse affect on the Company and its financial performance. For example, the Company could experience higher credit losses because of federal or state legislation or regulatory action that limits the Bank's ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

The Federal Deposit Insurance Corporation ("FDIC") insures deposits at FDIC insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below statutory minimums. The FDIC has developed a proposed restoration plan that will uniformly increase insurance assessments by 7 basis points (annualized) and also proposes changes to the deposit insurance assessment system requiring riskier institutions to pay a larger share. If the FDIC adopts this or a similar plan, the Bank could be required to pay higher premiums for deposit insurance.

The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the FDIC to $250,000. On October 14, 2008, the FDIC announced a new program -- the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits.

There are no other material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information concerning the common stock repurchased by the Company during the second quarter of 2008 pursuant to the Company's stock repurchase plan adopted on August 21, 2007, which is discussed in more detail under "Capital Resources" in this report and is incorporated herein by reference:


Period        (a) Total number      (b) Average price  (c) Total number of   (d) Maximum number
              of shares purchased   paid per share     shares purchased as   of shares that may yet
                                                       part of publicly      be purchased under the
                                                       announced plans or    plans or programs
                                                       programs
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
July 1-31, 2008          -               -                    -                  333,400
Aug. 1-31, 2008          -               -                    -                  333,400
Sep. 1-30, 2008          -               -                    -                  333,400
---------------------------------------------------------------------------------------------------
Total                    -               -                    -                  333,400


Item 6 - Exhibits

    31.2     Rule 13a-14(a)/15d-14(a) Certification of CEO
    31.2     Rule 13a-14(a)/15d-14(a) Certification of CFO
    32.1     Section 1350 Certification of CEO
    32.2     Section 1350 Certification of CFO


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                TRICO BANCSHARES
                                  (Registrant)

Date:  November 7, 2008     /s/Thomas J. Reddish
                            --------------------
                            Thomas J. Reddish
                            Executive Vice President and Chief Financial Officer
                            (Principal financial officer)

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



Date: November 7, 2008        /s/Richard P. Smith
                              --------------------
                              Richard P. Smith
                              President and Chief Executive Officer

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


Date: November 7, 2008         /s/Thomas J. Reddish
                              ---------------------
                              Thomas J. Reddish
                              Executive Vice President and
                              Chief Financial Officer

Exhibit 32.1

Section 1350 Certification of CEO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     /s/Richard P. Smith
     --------------------
     Richard P. Smith
     President and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to TriCo Bancshares and will be retained by TriCo Bancshares and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

Section 1350 Certification of CFO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Reddish, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

    /s/Thomas J. Reddish
    --------------------
    Thomas J. Reddish
    Executive Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to TriCo Bancshares and will be retained by TriCo Bancshares and furnished to the Securities and Exchange Commission or its staff upon request.