Form 10-K
period 2008-12-31
TRICO BANCSHARES /
filed 2009-03-13
CIK 356171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year                               Commission File Number 0-10661
ended December 31, 2008
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

Registrant's telephone number, including area code:(530) 898-0300
Securities registered pursuant to Section 12(b) of the Act:

 Common Stock, without par value                Nasdaq Stock Market LLC
 -------------------------------     -------------------------------------------
       (Title of Class)              (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:None.

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.

                                YES      NO   X
                                   ----    ----

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                YES      NO   X
                                   ----    ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X   NO
                                   ----    ----

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

 Large accelerated filer       Accelerated filer    X
                         ----                      ----
 Non-accelerated filer         Smaller reporting company
                         ----                            ----

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                YES      NO   X
                                   ----    ----

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of March 6, 2009, was approximately $127,949,000 (based on the closing sales price of the Registrant's common stock on the date). This computation excludes a total of 4,286,865 shares that are beneficially owned by the officers and directors of Registrant who may be deemed to be the affiliates of Registrant under applicable rules of the Securities and Exchange Commission.

The number of shares outstanding of Registrant's common stock, as of March 6, 2009, was 15,782,753 shares of common stock, without par value.

The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of TriCo Bancshares' definitive proxy statement for the 2009 annual meeting of stockholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

                                TABLE OF CONTENTS

                                                                     Page Number
PART I

Item 1        Business                                                       2
Item 1A       Risk Factors                                                  12
Item 1B       Unresolved Staff Comments                                     20
Item 2        Properties                                                    20
Item 3        Legal Proceedings                                             20
Item 4        Submission of Matters to a Vote of Security Holders           20

PART II

Item 5        Market for Registrant's Common Equity, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities          21
Item 6        Selected Financial Data                                       23
Item 7        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              24
Item 7A       Quantitative and Qualitative Disclosures About Market Risk    44
Item 8        Financial Statements and Supplementary Data                   44
Item 9        Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                        79
Item 9A       Controls and Procedures                                       79
Item 9B       Other Information                                             79

PART III

Item 10       Directors, Executive Officers and Corporate Governance        80
Item 11       Executive Compensation                                        80
Item 12       Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters              80
Item 13       Certain Relationships and Related Transactions,
              and Director Independence                                     80
Item 14       Principal Accountant Fees and Services                        80

PART IV

Item 15       Exhibits and Financial Statement Schedules                    80

              Signatures                                                    81

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

For financial reporting purposes, the financial statements of the Bank are consolidated into the financial statements of the Company. Historically, issuer trusts, such as TriCo Capital Trust I and TriCo Capital Trust II, that issued trust preferred securities have been consolidated by their parent companies and trust preferred securities have been treated as eligible for Tier 1 capital treatment by bank holding companies under FRB rules and regulations relating to minority interests in equity accounts of consolidated subsidiaries. Applying the provisions of the Financial Accounting Standards Board Revised Interpretation No. 46 (FIN 46R), the Company is no longer permitted to consolidate such issuer trusts beginning on December 31, 2003. The FRB permits trust preferred securities to be treated as Tier 1 up to a limit of 25% of Tier 1 capital.

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

The Bank has emphasized retail banking since it opened. Most of the Bank's customers are retail customers and small to medium-sized businesses. The Bank emphasizes serving the needs of local businesses, farmers and ranchers, retired individuals and wage earners. The majority of the Bank's loans are direct loans made to individuals and businesses in northern and central California where its branches are located. At December 31, 2008, the total of the Bank's consumer installment loans net of deferred fees outstanding was $514,448,000 (32.3%), the total of commercial loans outstanding was $189,645,000 (11.9%), and the total of real estate loans including construction loans of $84,229,000 was $886,756,000 (55.8%). The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment, inventory, accounts receivable and notes receivable secured by property as collateral for loans.

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

Employees

At December 31, 2008, the Company and the Bank employed 697 persons, including seven executive officers. Full time equivalent employees were 625. No employees of the Company or the Bank are presently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are excellent.

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

Regulation and Supervision

General

The Company and the Bank are subject to extensive regulation under both federal and state law. This regulation is intended primarily for the protection of depositors, the deposit insurance fund, and the banking system as a whole, and not for the protection of shareholders of the Company. Set forth below is a summary description of the significant laws and regulations applicable to the Company and the Bank. The description is qualified in its entirety by reference to the applicable laws and regulations.

Regulatory Agencies

The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. As a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956 (the "BHC Act"), and is subject to supervision, regulation and inspection by the Federal Reserve. The Company is also under the jurisdiction of the Securities and Exchange Commission ("SEC") and is subject to the disclosure and regulatory requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934, each administered by the SEC. The Company is listed on the Nasdaq Global Select market ("Nasdaq") under the trading symbol "TCBK" and is subject to the rules of Nasdaq for listed companies.

The Bank, as a state chartered bank, is subject to broad federal regulation and oversight extending to all its operations by the Federal Deposit Insurance Corporation and to state regulation by the California Department of Financial Institutions.

The Company

The Company is a bank holding company. In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto. As a result of the Gramm-Leech-Bliley Act, which amended the BHC Act, bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve in consultation with the OCC) or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as determined solely by the Federal Reserve). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and agency, and making merchant banking investments.

If a bank holding company seeks to engage in the broader range of activities that are permitted under the BHC Act for financial holding companies, (i) all of its depository institution subsidiaries must be "well capitalized" and "well managed" and (ii) it must file a declaration with the Federal Reserve that it elects to be a financial holding company. A depository institution subsidiary is considered to be "well capitalized" if it satisfies the requirements for this status discussed in the section captioned "Capital Adequacy and Prompt Corrective Action," included elsewhere in this item. A depository institution subsidiary is considered "well managed" if it received a composite rating and management rating of at least "satisfactory" in its most recent examination. In addition, the subsidiary depository institution must have received a rating of at least "satisfactory" in its most recent examination under the Community Reinvestment Act. (See the section captioned "Community Reinvestment Act" included elsewhere in this item.)

Financial holding companies that do not continue to meet all of the requirements for such status will, depending on which requirement they fail to meet, face not being able to undertake new activities or acquisitions that are financial in nature, or losing their ability to continue those activities that are not generally permissible for bank holding companies. In addition, failure to satisfy conditions prescribed by the Federal Reserve to comply with any such requirements could result in orders to divest banking subsidiaries or to cease engaging in activities other than those closely related to banking under the BHC Act.

The BHC Act, the Federal Bank Merger Act, and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve for the direct or indirect acquisition of more than 5 percent of the voting shares of a commercial bank or its parent holding company. Under the Federal Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant's performance record under the Community Reinvestment Act (see the section captioned "Community Reinvestment Act" included elsewhere in this item), fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

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

Restrictions on Dividends and Distributions

A California corporation such as TriCo may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. In the event sufficient retained earnings are not available for the proposed distribution, a California corporation may nevertheless make a distribution to its shareholders if, after giving effect to the distribution, the corporation's assets equal at least 125 percent of its liabilities and certain other conditions are met. Since the 125 percent ratio is equivalent to a minimum capital ratio of 20 percent, most bank holding companies are unable to meet this last test and so must have sufficient retained earnings to fund a proposed distribution.

The primary source of funds for payment of dividends by TriCo to its shareholders will be the receipt of dividends and management fees from the Bank. TriCo's ability to receive dividends from the Bank will be limited by applicable state and federal law. Under Section 642 of the California Financial Code, funds available for cash dividend payments by a bank are restricted to the lesser of:
(i) retained earnings; or (ii) the Bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). However, under Section 643 of the California Financial Code, with the prior approval of the Commissioner, a bank may pay cash dividends in an amount not to exceed the greater of the: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) net income of the bank for its current fiscal year. However, if the state finds that the shareholders' equity of the bank is not adequate or that the payment of a dividend would be unsafe or unsound, the Commissioner may order such bank not to pay a dividend to shareholders.

Additionally, under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a bank may not make any capital distribution, including the payment of dividends, if after making such distribution the bank would be in any of the "undercapitalized" categories under the FDIC's Prompt Corrective Action regulations. A bank is undercapitalized for this purpose if its leverage ratios, Tier 1 risk-based capital level and total risk-based capital ratio are not at least four percent, four percent and eight percent, respectively.

The FRB, FDIC and the DFI have authority to prohibit a bank holding company or a bank from engaging in practices which are considered to be unsafe and unsound. Depending on the financial condition of the Bank and upon other factors, the FRB, FDIC or the DFI could determine that payment of dividends or other payments by TriCo or the Bank might constitute an unsafe or unsound practice. Finally, any dividend that would cause a bank to fall below required capital levels could also be prohibited.

Source of Strength Doctrine

FRB policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks and does not permit a bank holding company to conduct its operations in an unsafe or unsound manner. Under this "source of strength doctrine," a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and to maintain resources and the capacity to raise capital that it can commit to its subsidiary banks. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment of deposits and to certain other indebtedness of such subsidiary banks. The BHC Act provides that, in the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment. Furthermore, the FRB has the right to order a bank holding company to terminate any activity that the FRB believes is a serious risk to the financial safety, soundness or stability of any subsidiary bank.

Consumer Protection Laws and Regulations

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

Penalties under the above laws may include fines, reimbursements, injunctive relief and other penalties.

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

The Bank and the Company are subject to the minimum capital requirements of the FDIC and the FRB, respectively. As a result of these requirements, the growth in assets is limited by the amount of its capital as defined by the respective regulatory agency. Capital requirements may have an effect on profitability and the payment of dividends on the common stock of the Bank and the Company. If an entity is unable to increase its assets without violating the minimum capital requirements or is forced to reduce assets, its ability to generate earnings would be reduced.

The FRB and the FDIC have adopted guidelines utilizing a risk-based capital structure. Qualifying capital is divided into two tiers. Tier 1 capital consists generally of common stockholders' equity, qualifying noncumulative perpetual preferred stock, qualifying cumulative perpetual preferred stock (up to 25% of total Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. Tier 2 capital consists of, among other things, allowance for loan and lease losses up to 1.25% of weighted risk assets, other perpetual preferred stock, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, subordinated debt and intermediate-term preferred stock. Tier 2 capital qualifies as part of total capital up to a maximum of 100% of Tier 1 capital. Amounts in excess of these limits may be issued but are not included in the calculation of risk-based capital ratios. Under these risk-based capital guidelines, the Bank and the Company are required to maintain capital equal to at least 8% of its assets, of which at least 4% must be in the form of Tier 1 capital.

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

Premiums for Deposit Insurance

The FDIC has authority to impose a special assessment on members of the Deposit Insurance Fund (the "DIF") to insure that there will be sufficient assessment income for repayment of DIF obligations and for any other purpose which it deems necessary. The FDIC is authorized to set semi-annual assessment rates for members at levels sufficient to maintain the DIF's reserve ratio to a designated level of 1.15% of insured deposits.

Under FDICIA, the FDIC has developed a risk-based assessment system, which provides that the assessment rate for an insured depository institution will vary according to the level of risk incurred in its activities. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also to be assigned to one of three "supervisory subgroups": Subgroup A institutions are financially sound institutions with a few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. The FDIC assigns each member institution an annual FDIC assessment rate on insured deposits.

Effective January 1, 2009, banks pay from 12 basis points to 50 basis points on deposits annually for deposit insurance. The FDIC has proposed changes to the deposit insurance assessment system beginning with the second quarter of 2009 to make the increase in assessments fairer by requiring riskier institutions to pay a larger share. Together, the changes would improve the way the system differentiates risk among insured institutions and help ensure that the reserve ratio returns to at least 1.15 percent by the end of 2013. Proposed changes to the assessment system include assessing higher rates to institutions with a significant reliance on secured liabilities, which generally raises the FDIC's loss in the event of failure without providing additional assessment revenue. The proposal also would assess higher rates for institutions with a significant reliance on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. The proposal also would provide incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital.

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

Emergency Economic Stabilization Act

On October 3, 2008, Congress adopted the Emergency Economic Stabilization Act ("EESA"), including a Troubled Asset Relief Program ("TARP"). TARP gave the United States Treasury Department ("Treasury") authority to deploy up to $700 billion into the financial system for the purpose of improving liquidity in capital markets. On October 14, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks and bank holding companies through a Capital Purchase Program. The general terms of this Capital Purchase Program for publicly held companies are as follows:

        o Treasury's investment must be between 1% and 3% of the issuer's risk-weighted assets;
        o Treasury's preferred stock earns 5% dividends for the first five years and 9% dividends thereafter; dividends on preferred stock issued by holding companies are cumulative; dividends on preferred stock issued by banks without holding companies are noncumulative;
        o No increase in common stock dividends for three years while Treasury is an investor;
        o No redemption of Treasury preferred stock for three years except from new high-quality private capital;
        o Treasury's consent is required for stock repurchases;
        o Treasury receives warrants for common stock equal to 15% of Treasury's investment, with an exercise price based on the common stock's market price;
        o Participating bank executives must agree to certain compensation restrictions and executive compensation above $500,000 may not be claimed as a tax deduction;
        o If an issuer fails to pay dividends on Treasury preferred stock for six quarters, whether or not consecutive, Treasury is entitled to appoint two persons to the issuer's board of directors.

The terms of Capital Purchase Program have potential advantages and disadvantages. The Board of Directors of the Company determined that it had adequate capital and that the Capital Purchase Program would not be in the Company's best interests and therefore elected not to seek any capital investment from the Treasury.

On November 21, 2008,  the Board of Directors of the Federal  Deposit  Insurance
Corporation ("FDIC") adopted a final rule relating to the Temporary Liquidity Guarantee Program ("TLG Program"). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation's financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal ("NOW") accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts ("IOLTA") accounts held at participating FDIC- insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. On December 5, 2008, the Company elected to participate in both guarantee programs. As of December 31, 2008, the Company issued no debt under the TLG Program.

ITEM 1A. RISK FACTORS

In analyzing whether to make or continue an investment in the Company, investors should consider, among other factors, the following:

Risks Related to the Nature and Geographic Area of Our Business

The economic downturn in the United States and in California in particular could hurt our profits.

The economies of the United States and California are in a recession. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are in serious difficulty due to the lack of consumer spending, declines in the value of real estate and the lack of liquidity in the credit markets. Unemployment has increased significantly.

Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.

Overall, during 2008 and the first quarter of 2009, the business environment has been adverse for many households and businesses in California and the United States. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of the Corporation's loans, results of operations and financial condition.

Our business may be adversely affected by business conditions in Northern and Central California.

We conduct most of our business in Northern and Central California. As a result of this geographic concentration, our results are impacted by the difficult economic conditions in California. The current and on-going deterioration in the economic conditions in California could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows:

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

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our business, financial condition, results of operations and cash flows. The allowance for loan losses reflects our estimate of the probable losses in our loan portfolio at the relevant balance sheet date. Our allowance for loan losses is based on prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and economic factors. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates. Federal and state regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that our allowance for loan losses is adequate to cover current losses, we cannot assure you that we will not increase the allowance for loan losses further or that the allowance will be adequate to absorb loan losses we actually incur. Either of these occurrences could have a material adverse affect on our business, financial condition and results of operations.

The types of loans in our portfolio have a higher degree of credit risk, and the downturn in our real estate markets could hurt our business.

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

In  addition,  the downturn in our real estate  markets  could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. As real estate prices decline, the value of real estate collateral securing our loans is reduced. As a result, our ability to recover on defaulted loans by foreclosing and selling the real estate collateral could then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2008, approximately 82.2% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real estate collateral is located in California. So if there is a significant further decline in real estate values in California, the collateral for our loans will provide less security. Real estate values could also be affected by, among other things, earthquakes and national disasters particular to California in particular. Any such downturn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We depend on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of our senior management team of Messrs. Smith, O'Sullivan, Bailey, Reddish, Carney, Miller and Rios, who have expertise in banking and experience in the California markets we serve and have targeted for future expansion. We also depend upon a number of other key executives who are California natives or are long-time residents and who are integral to implementing our business plan. The loss of the services of any one of our senior executive management team or other key executives could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We may not be able to sustain our historical rate of growth and level of profitability or may not even be able to grow our business or continue to be profitable at all. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence and financial performance. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

We may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral that we hold cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse affect on our financial condition and results of operations.

Market and Interest Rate Risk

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. In some cases, the markets have exerted downward pressure on stock prices, security prices and credit capacity for certain issuers without regard to those issuers' underlying financial strength. If the current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience adverse effects, which may be material, on our ability to access capital and on our results of operations and which may affect the trading price of our common stock.

Decreasing interest rates could hurt our profits.

Our ability to earn a profit, like that of most financial institutions, depends on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as mortgage loans and investments, and the interest expense we pay on our interest-bearing liabilities, such as deposits. Our profitability depends on our ability to manage our assets and liabilities during periods of changing market interest rates. Recently, the Federal Reserve Board has lowered the targeted federal funds rate to record levels. A sustained decrease in market interest rates could adversely affect our earnings. When interest rates decline, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates. Under those circumstances, we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on the prepaid loans on investment securities. In addition, our commercial real estate and commercial loans, which carry interest rates that adjust in accordance with changes in the prime rate, will adjust to lower rates.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. Although we have been successful in generating new loans during 2008, the continuation of historically low long-term interest rate levels may cause additional refinancing of commercial real estate and 1-4 family residence loans, which may depress our loan volumes or cause rates on loans to decline. In addition, an increase in the general level of short-term interest rates on variable rate loans may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations or reduce the amount they wish to borrow. Additionally, if short-term market rates rise, in order to retain existing deposit customers and attract new deposit customers we may need to increase rates we pay on deposit accounts. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business, financial condition, results of operations and cash flows.

Regulatory Risks

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new Securities and Exchange Commission regulations, are creating additional expense for publicly-traded companies such as TriCo. The application of these laws, regulations and standard may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention. In particular, our efforts to comply with
Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding management's required assessment of its internal control over financial reporting and its external auditors' audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, the members of our board of directors, members of our audit or compensation and management succession committees, our chief executive officer, our chief financial officer and certain other executive officers could face an increased risk of personal liability in connection with the performance of their duties. It may also become more difficult and more expensive to obtain director and officer liability insurance. As a result, our ability to attract and retain executive officers and qualified board and committee members could be more difficult.

TriCo and the Bank could be aversely affected by new regulations.

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

The FDIC insures deposits at FDIC insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below statutory minimums. The FDIC has developed a proposed restoration plan that will uniformly increase insurance assessments by 7 basis points (annualized) and also proposes changes to the deposit insurance assessment system requiring riskier institutions to pay a larger share. If the FDIC adopts this or a similar plan, the Bank could be required to pay higher premiums for deposit insurance.

Risks Related to Growth and Expansion

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

In addition, to the extent that we acquire other banks in the future, our business may be negatively impacted by certain risks inherent with such acquisitions. These risks include:

        o incurring substantial expenses in pursuing potential acquisitions without completing such acquisitions,
        o losing key clients as a result of the change of ownership,
        o the acquired business not performing in accordance with our expectations,
        o difficulties arising in connection with the integration of the operations of the acquired business with our operations,
        o needing to make significant investments and infrastructure, controls, staff, emergency backup facilities or other critical business functions that become strained by our growth,
        o management needing to divert attention from other aspects of our business,
        o potentially losing key employees of the acquired business,
        o incurring unanticipated costs which could reduce our earnings per share,
        o assuming potential liabilities of the acquired company as a result of the acquisition, and
        o an acquisition may dilute our earnings per share, in both the short and long term, or it may reduce our tangible capital ratios.

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

Risks Relating to Dividends and Our Common Stock

Our future ability to pay dividends is subject to restrictions.

Since we are a holding company with no significant assets other than the Bank, we currently depend upon dividends from the Bank for a substantial portion of our revenues. Our ability to continue to pay dividends in the future will continue to depend in large part upon our receipt of dividends or other capital distributions from the Bank. The ability of the Bank to pay dividends or make other capital distributions to us is subject to the restrictions in the California Financial Code and the regulatory authority of the DFI. As of December 31, 2008, the Bank could have paid approximately $40.3 million in dividends without the prior approval of the DFI. The amount that the Bank may pay in dividends is further restricted due to the fact that the Bank must maintain a certain minimum amount of capital to be considered a "well capitalized" institution as further described under Item 1 - Capital Requirements in this report.

From time to time, we may become a party to financing agreements or other contractual arrangements that have the effect of limiting or prohibiting us or the Bank from declaring or paying dividends. Our holding company expenses and obligations with respect to our trust preferred securities and corresponding junior subordinated deferrable interest debentures issued by us may limit or impair our ability to declare or pay dividends. Finally, our ability to pay dividends is also subject to the restrictions of the California Corporations Code.

Only a limited trading market exists for our common stock, which could lead to price volatility.

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

Various provisions of our articles of incorporation and bylaws could delay or prevent a third party from acquiring us, even if doing so might be beneficial to our shareholders. These provisions provide for, among other things:

        o specified actions that the Board of Directors shall or may take when an offer to merge, an offer to acquire all assets or a tender offer is received,
        o a shareholder rights plan which could deter a tender offer by requiring a potential acquiror to pay a substantial premium over the market price of our common stock,
        o advance notice requirements for proposals that can be acted upon at shareholder meetings, and
        o the authorization to issue preferred stock by action of the board of directors acting alone, thus without obtaining shareholder approval.

The Bank Holding Company Act of 1956, as amended, and the Change in Bank Control Act of 1978, as amended, together with federal regulations, require that, depending on the particular circumstances, either Federal Reserve approval must be obtained or notice must be furnished to the Federal Reserve and not disapproved prior to any person or entity acquiring "control" of a bank holding company such as TriCo. These provisions may prevent a merger or acquisition that would be attractive to shareholders and could limit the price investors would be willing to pay in the future for our common stock.

The amount of common stock owned by, and other compensation arrangements with, our officers and directors may make it more difficult to obtain shareholder approval of potential takeovers that they oppose.

As of March 6, 2009, directors and executive officers beneficially owned approximately 19.11% of our common stock and our ESOP owned approximately 8.05%. Agreements with our senior management also provide for significant payments under certain circumstances following a change in control. These compensation arrangements, together with the common stock and option ownership of our board of directors and management, could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals of us that our directors and officers oppose.

We may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders.

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

We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2008, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $41,238,000. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.

Risks Relating to Systems, Accounting and Internal Controls

If we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.

Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We continually review and analyze our internal control over financial reporting for Sarbanes-Oxley Section 404 compliance. As part of that process we may discover material weaknesses or significant deficiencies in our internal control as defined under standards adopted by the Public Company Accounting Oversight Board that require remediation. Material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected in a timely basis. Significant deficiency is a deficiency or combination of deficiencies, in internal control over financial reporting that is less severe than material weakness, yet important enough to merit attention by those responsible for the oversight of the Company's financial reporting.

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

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2008.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

The Company's common stock is traded on the NASDAQ Global Select Market System ("NASDAQ") under the symbol "TCBK." The following table shows the high and the low closing sale prices for the common stock for each quarter in the past two years, as reported by NASDAQ:
         ==============================================================
            2008:                              High               Low
         --------------------------------------------------------------
         Fourth quarter                       $25.88            $15.50
         Third quarter                        $32.77             $9.99
         Second quarter                       $18.54            $10.95
         First quarter                        $19.30            $15.76

            2007:
         Fourth quarter                       $23.80            $19.30
         Third quarter                        $24.73            $19.77
         Second quarter                       $26.29            $21.43
         First quarter                        $27.85            $23.10
         ==============================================================

As of March 6, 2009 there were approximately 1,652 shareholders of record of the Company's common stock. On March 6, 2009, the closing sales price was $11.13.

The Company has paid cash dividends on its common stock in every quarter since March 1990, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, financial condition and capital requirements of the Company and the Bank. As of December 31, 2008, $40,325,000 was available for payment of dividends by the Company to its shareholders, under applicable laws and regulations. The Company paid cash dividends of $0.13 per common share in each of the quarters ended December 31, 2008, September 30, 2008, June 30, 2008, and March 31, 2008, and $0.13 per common share in each of the quarters ended December 31, 2007, September 30, 2007, June 30, 2007, and March 31, 2007.

Stock Repurchase Plan

The Company adopted a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company's common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company's approximately 15,815,000 common shares outstanding as of August 21, 2007. This plan has no stated expiration date for the repurchases. As of December 31, 2008, the Company had purchased 166,600 shares under this plan. The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth quarter of 2008:


Period          (a) Total number of   (b) Average price  (c) Total number of    (d) Maximum number of
                    shares purchased      paid per share     shares purchased       shares that may yet
                                                             as part of publicly    be purchased under the
                                                             announced plans or     plans or programs
                                                             programs
----------------------------------------------------------------------------------------------------------
Oct. 1-31, 2008                 -                -                     -                  333,400
Nov. 1-30, 2008                 -                -                     -                  333,400
Dec. 1-31, 2008                 -                -                     -                  333,400
----------------------------------------------------------------------------------------------------------
Total                           -                -                     -                  333,400

During the quarter ended December 31, 2008 employees tendered 6,400 shares of the Company's common stock with an average market value of $22.25 per share in lieu of cash to exercise options as permitted by the Company's shareholder-approved stock option plans. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day the option is exercised.

The following graph presents the cumulative total yearly shareholder return from investing $100 on December 31, 2003, in each of TriCo common stock, the Russell 3000 Index, and the SNL Western Bank Index. The SNL Western Bank Index compiled by SNL Financial includes banks located in California, Oregon, Washington, Montana, Hawaii and Alaska with market capitalization similar to that of TriCo's. The amounts shown assume that any dividends were reinvested.

Equity Compensation Plans

The following table shows shares reserved for issuance for outstanding options, stock appreciation rights and warrants granted under our equity compensation plans as of December 31, 2008. All of our equity compensation plans have been approved by shareholders.

                                     (a)                                   (c) Number of securities
                              Number of securities           (b)               remaining available for
                              to be issued upon       Weighted average         issuance under equity
                              exercise of             exercise price of        compensation plans
                              outstanding options,    outstanding options,     (excluding securities
Plan category                 warrants and rights     warrants and rights      reflected in column (a)
-----------------------------------------------------------------------------------------------------
Equity compensation plans
  not approved by shareholders        -                       -                      -
Equity compensation plans
  approved by shareholders        1,404,801                $14.77                 148,140
                                -----------------------------------------------------------
Total                             1,404,801                $14.77                 148.140

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in connection with our consolidated financial statements and the related notes located at Item 8 of this report.

                                TRICO BANCSHARES
                                Financial Summary
                    (in thousands, except per share amounts)

 ==========================================================================================================
    Year ended December 31,                      2008         2007         2006         2005         2004
 ----------------------------------------------------------------------------------------------------------
 Interest income                             $121,112     $127,268     $120,323      $98,756       $84,932
 Interest expense                              31,552       40,582       34,445       20,529        13,363
----------------------------------------------------------------------------------------------------------
 Net interest income                           89,560       86,686       85,878       78,227        71,569
 Provision for loan losses                     20,950        3,032        1,289        2,169         2,901
 Noninterest income                            27,087       27,590       26,255       24,890        24,794
 Noninterest expense                           68,738       68,906       66,726       62,110        60,828
----------------------------------------------------------------------------------------------------------
 Income before income taxes                    26,959       42,338       44,118       38,838        32,634
 Provision for income taxes                    10,161       16,645       17,288       15,167        12,452
----------------------------------------------------------------------------------------------------------
      Net income                              $16,798      $25,693      $26,830      $23,671       $20,182
----------------------------------------------------------------------------------------------------------

 Earnings per share:
      Basic                                     $1.07        $1.62        $1.70        $1.51        $1.29
      Diluted                                   $1.05         1.57         1.64         1.45         1.24
 Per share:
      Dividends paid                            $0.52        $0.52        $0.48        $0.45        $0.43
      Book value at December 31                 12.56        11.87        10.69         9.52         8.79
      Tangible book value at December 31        11.54        10.82         9.60         8.25         7.45

 Average common shares outstanding             15,771       15,898       15,812       15,708        15,660
 Average diluted common shares outstanding     16,050       16,364       16,383       16,331        16,270
 Shares outstanding at December 31             15,756       15,912       15,857       15,708        15,723

 At December 31:
 Loans, net                                $1,563,259   $1,534,635   $1,492,965   $1,368,809    $1,158,442
 Total assets                               2,043,190    1,980,621    1,919,966    1,841,275     1,627,506
 Total deposits                             1,669,270    1,545,223    1,599,149    1,496,797     1,348,833
 Debt financing and notes payable             102,005      116,126       39,911       31,390        28,152
 Junior subordinated debt                      41,238       41,238       41,238       41,238        41,238
 Shareholders' equity                         197,932      188,878      169,436      149,493       138,132

 Financial Ratios:

 For the year:
      Return on assets                         0.85%         1.36%        1.44%        1.38%        1.33%
      Return on equity                         8.70%        14.20%       16.61%       16.30%       15.20%
      Net interest margin(1)                   4.96%         5.07%        5.14%        5.14%        5.32%
      Net loan losses to average loans         0.69%         0.17%        0.04%        0.04%        0.12%
      Efficiency ratio(1)                     58.59%        59.86%       58.99%       59.64%       62.46%
      Average equity to average assets         9.72%         9.55%        8.68%        8.49%        8.72%
 At December 31:
      Equity to assets                         9.69%         9.54%        8.82%        8.12%        8.50%
      Total capital to risk-adjusted assets   12.42%        11.90%       11.44%       10.79%       11.86%
      Allowance for loan losses to loans       1.73%         1.12%        1.12%        1.17%        1.24%

(1) Fully taxable equivalent

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

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those that materially affect the financial statements and are related to the adequacy of the allowance for loan losses, investments, mortgage servicing rights, fair value measurements, retirement plans and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's policies related to estimates on the allowance for loan losses, other than temporary impairment of investments and impairment of intangible assets, can be found in Note 1 to the Company's audited consolidated financial statements and the related notes included as Item 8 of this report.

As the Company has not commenced any business operations independent of the Bank, the following discussion pertains primarily to the Bank. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company. Within Management's Discussion and Analysis of Financial Condition and Results of Operations, certain performance measures including interest income, net interest income, net interest yield, and efficiency ratio are generally presented on a fully tax-equivalent (FTE) basis. The Company believes the use of these non-GAAP measures provides additional clarity in assessing its results.

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

Results of Operations

Net Income

Following is a summary of the Company's net income for the past three years (dollars in thousands, except per share amounts):

                                                      Year ended December 31,
   -----------------------------------------------------------------------------
     Components of Net Income                     2008        2007       2006
                                                --------------------------------
     Net interest income *                      $90,237     $87,529    $86,857
     Provision for loan losses                  (20,950)     (3,032)    (1,289)
     Noninterest income                          27,087      27,590     26,255
     Noninterest expense                        (68,738)    (68,906)   (66,726)
     Taxes *                                    (10,838)    (17,488)   (18,267)
                                                --------------------------------
     Net income                                 $16,798     $25,693    $26,830
                                                ================================
     Net income per average fully-diluted share   $1.05       $1.57      $1.64
     Net income as a percentage of average
          shareholders' equity                    8.70%       14.20%     16.61%
     Net income as a percentage of average
          total assets                            0.85%        1.36%      1.44%
   =============================================================================
     * Fully tax-equivalent (FTE)

Earnings in 2008 decreased  $8,895,000  (34.6%) from 2007.  Net interest  income
(FTE) grew  $2,708,000  (3.1%) due to a $94,575,000  (5.5%)  increase in average earning assets while net interest margin (FTE) decreased 11 basis points to 4.96%. The provision for loan losses increased $17,918,000 in 2008 to $20,950,000 for the year ended December 31, 2008 from $3,032,000 for the year ended December 31, 2007. Noninterest income and noninterest expense decreased $503,000 (1.8%) and $168,000 (0.2%), respectively.

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

The Company's return on average total assets was 0.85% in 2008 compared to 1.36% and 1.44% in 2007 and 2006, respectively. Return on average equity in 2008 was 8.70% compared to 14.20% and 16.61% in 2007 and 2006, respectively.

Net Interest Income

The Company's primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) increased $2,708,000 (3.1%) to $90,237,000 from 2007 to 2008. Net interest income (FTE) increased $672,000 (0.8%) to $87,529,000 from 2006 to 2007.

Following is a summary of the Company's net interest income for the past three years (dollars in thousands):
                                                    Year ended December 31,
  ------------------------------------------------------------------------------
    Components of Net Interest Income         2008         2007         2006
                                        ----------------------------------------
    Interest income                        $121,112     $127,268     $120,323
    Interest expense                        (31,552)     (40,582)     (34,445)
    FTE adjustment                              677          843          979
                                        ----------------------------------------
    Net interest income (FTE)               $90,237      $87,529      $86,857
  ==============================================================================
    Net interest margin (FTE)                4.96%         5.07%        5.14%
  ==============================================================================

Interest income (FTE) decreased $6,322,000 (4.9%) from 2007 to 2008, due to 73 basis point decrease in average yield on earning-asset that was partially offset by $94,575,000 increase in the average balance of earning-assets. The average yield on earning assets decreased from 7.43% in 2007 to 6.69% in 2008. The average yield on loans decreased 82 basis points to 6.97% during 2008. The decrease in average yield on interest-earning assets decreased interest income
(FTE) by $11,938,000, while the increase in average balances of interest-earning assets added $5,916,000 to interest income (FTE) during 2008.

Interest expense decreased $9,030,000 (22.3%) in 2008 from 2007, due to an 80 basis point decrease in the average rate paid on interest-bearing liabilities to 2.26% that was partially offset by a $70,317,000 (5.3%) increase in the average balance of interest-bearing liabilities. The decrease in the average rate paid on interest-bearing liabilities decreased interest expense by $12,399,000 from 2007 to 2008, while the increase in average balances of interest-bearing liabilities increased interest expense by $3,369,000 in 2008.

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

Interest expense increased $6,137,000 (17.8%) in 2007 from 2006, due to a 0.44% increase in the average rate paid on interest-bearing liabilities to 3.05% and an $11,385,000 (0.9%) increase in the average balance of interest-bearing liabilities. The increase in the average rate paid on interest-bearing liabilities increased interest expense by $4,932,000 from 2006 to 2007, while the increase in average balances of interest-bearing liabilities increased interest expense by $1,205,000 in 2007.

Net Interest Margin

Following is a summary of the Company's net interest margin for the past three years:

                                                      Year ended December 31,
   -----------------------------------------------------------------------------
     Components of Net Interest Margin              2008      2007       2006
                                                --------------------------------
     Yield on earning assets                       6.69%      7.43%      7.18%
     Rate paid on interest-bearing liabilities     2.26%      3.05%      2.61%
                                                --------------------------------
     Net interest spread                           4.43%      4.38%      4.56%
     Impact of all other net
        noninterest-bearing funds                  0.53%      0.69%      0.58%
                                                --------------------------------
     Net interest margin (FTE)                     4.96%      5.07%      5.14%
  ==============================================================================

During the first three quarters of 2007, the Company was able to maintain net interest margin when compared to 2006 as market interest rates remained relatively stable. However, during the fourth quarter of 2007, the Federal funds rate and the prime rate of lending began to decrease while competition for deposits prevented deposit rates from decreasing similarly. As a result, during the fourth quarter of 2007, the average yield the Company was able to earn on interest-earning assets decreased faster than the average rate it paid on interest-bearing liabilities causing the net interest margin (FTE) for all of 2007 to be reduced from 2006 levels. The rate environment throughout 2008 was much like it was in the fourth quarter of 2007, with the prime rate decreasing 400 basis points during 2008 to 3.25% and the Federal Funds target rate reaching an unprecedented 0%-.25% by the end of 2008. While market conditions for deposits in 2008 prevented the Company from lowering deposit rates in proportion to the decrease in the Federal Funds rate, rate floors in many of the Company's loans helped maintain the net interest margin in 2008 relatively close to the 2007 level.

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

                                                        Year ended December 31, 2008
                                                  -------------------------------------------
                                                   Average         Interest        Rates
                                                   balance        income/expense  earned/paid
                                                  -------------------------------------------
    Assets
    Loans                                         $1,549,014         $107,896          6.97%
    Investment securities - taxable                  242,901           11,996          4.94%
    Investment securities - nontaxable                24,983            1,863          7.46%
    Cash at Federal Reserve and other banks            2,751               31          1.11%
    Federal funds sold                                   144                3          2.08%
                                                  -----------        --------
    Total earning assets                           1,819,793          121,789          6.69%
                                                                     --------
    Other assets                                     166,413
                                                  ----------
         Total assets                             $1,986,206
                                                  ==========
    Liabilities and shareholders' equity
    Interest-bearing demand deposits                $225,872              721          0.34%
    Savings deposits                                 384,261            4,759          1.24%
    Time deposits                                    574,910           18,931          3.29%
    Federal funds purchased                           83,792            1,999          2.39%
    Other borrowings                                  88,879            2,512          2.83%
    Junior subordinated debt                          41,238            2,580          6.26%
                                                  ----------         --------
           Total interest-bearing                  1,398,952           31,552          2.26%
             liabilities                                             --------
    Noninterest-bearing demand                       362,522
    Other liabilities                                 31,613
    Shareholders' equity                             193,119
                                                  -----------
           Total liabilities and shareholders'    $1,986,206
             equity                               ===========
    Net interest spread (1)                                                            4.43%
    Net interest income and interest margin (2)                         $90,237        4.96%
                                                                     ==========        ======


                                                       Year ended December 31, 2007
                                                  ----------------------------------------------
                                                     Average          Interest       Rates
                                                     balance       income/expense    earned/paid
                                                  ----------------------------------------------
    Assets
    Loans                                         $1,511,331         $117,639          7.78%
    Investment securities - taxable                  183,493            8,158          4.45%
    Investment securities - nontaxable                30,032            2,297          7.65%
    Federal funds sold                                   362               17          4.70%
                                                  ----------         --------
    Total earning assets                           1,725,218          128,111          7.43%
                                                                     --------
    Other assets                                     169,296
                                                  ----------
         Total assets                             $1,894,514
                                                  ==========
    Liabilities and shareholders' equity
    Interest-bearing demand deposits                $224,279              452          0.20%
    Savings deposits                                 385,702            6,238          1.62%
    Time deposits                                    558,247           24,733          4.43%
    Federal funds purchased                           55,334            2,880          5.20%
    Other borrowings                                  63,835            2,983          4.67%
    Junior subordinated debt                          41,238            3,296          7.99%
                                                  ----------         --------
           Total interest-bearing liabilities      1,328,635           40,582          3.05%
                                                                     --------
    Noninterest-bearing demand                       351,815
    Other liabilities                                 33,066
    Shareholders' equity                             180,998
                                                  ----------
           Total liabilities and shareholders'    $1,894,514
             equity                               ==========
    Net interest spread (1)                                                            4.38%
    Net interest income and interest margin (2)                       $87,529          5.07%
                                                                      =======         ======
    (1)  Net  interest   spread   represents   the  average   yield  earned  on
         interest-earning assets less the average rate paid on interest-bearing liabilities.
    (2)  Net interest  margin is computed by dividing  net  interest  income by total average earning assets.


                                                       Year ended December 31, 2006
                                                  ----------------------------------------------
                                                     Average          Interest       Rates
                                                     balance       income/expense    earned/paid
                                                  ----------------------------------------------
    Assets
    Loans                                         $1,447,163         $109,769      7.59%
    Investment securities - taxable                  206,989            8,749      4.23%
    Investment securities - nontaxable                34,400            2,728      7.93%
    Federal funds sold                                 1,155               56      4.85%
                                                  ----------       ---------
    Total earning assets                           1,689,707          121,302      7.18%
                                                                   ---------
    Other assets                                     171,343
                                                  ----------
         Total assets                             $1,861,050
                                                  ===========
    Liabilities and shareholders' equity
    Interest-bearing demand deposits                $236,881              477      0.20%
    Savings deposits                                 395,744            3,556      0.90%
    Time deposits                                    527,019           21,427      4.07%
    Federal funds purchased                           81,237            4,116      5.07%
    Other borrowings                                  35,131            1,667      4.75%
    Junior subordinated debt                          41,238            3,202      7.76%
                                                  ----------        ---------          -
           Total interest-bearing liabilities      1,317,250           34,445      2.61%
                                                                    ---------
    Noninterest-bearing demand                       352,617
    Other liabilities                                 29,641
    Shareholders' equity                             161,542
                                                  ----------
           Total liabilities and shareholders'    $1,861,050
             equity                              ===========
    Net interest spread (1)                                                        4.56%
    Net interest income and interest margin (2)                       $86,857      5.14%
                                                                    =========     ======
    (1)  Net  interest   spread   represents   the  average   yield  earned  on
         interest-earning assets less the average rate paid on interest-bearing liabilities.
    (2)  Net interest  margin is computed by dividing  net  interest  income by total average earning assets.

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

                                                            2008 over 2007                     2007 over 2006
                                             -------------------------------------------------------------------------
                                                             Yield/                               Yield/
                                              Volume          Rate       Total      Volume        Rate        Total
                                             -------------------------------------------------------------------------
                                                                      (dollars in thousands)
Increase (decrease) in
  interest income:
    Loans                                     $2,933       ($12,676)    ($9,743)      $4,867        $3,003      $7,870
    Investment securities                      2,662            742       3,404       (1,325)          303      (1,022)
    Cash at Federal Reserve and other banks       31              -          31            -             -           -
    Federal funds sold                           (10)            (4)        (14)         (38)           (1)        (39)
                                             --------------------------------------------------------------------------
      Total                                    5,616        (11,938)     (6,322)       3,504         3,305       6,809
                                             --------------------------------------------------------------------------
Increase (decrease) in
  interest expense:
    Demand deposits (interest-bearing)             3            316         319          (25)            -         (25)
    Savings deposits                             (23)        (1,456)     (1,479)         (90)        2,772       2,682
    Time deposits                                738         (6,540)     (5,802)       1,270         2,036       3,306
    Federal funds purchased                    1,481         (2,362)       (881)      (1,312)           76      (1,236)
    Junior subordinated debt                       -           (716)       (716)           -            94          94
    Other borrowings                           1,170         (1,641)       (471)       1,362           (46)      1,316
                                             --------------------------------------------------------------------------
      Total                                    3,369        (12,399)     (9,030)       1,205         4,932       6,137
                                             --------------------------------------------------------------------------
Increase (decrease) in
  net interest income                         $2,247           $461      $2,708       $2,299       ($1,627)       $672
                                             ==========================================================================

Provision for Loan Losses

In 2008, the Bank provided $20,950,000 for loan losses compared to $3,032,000 in 2007. Net loan charge-offs increased $8,076,000 (309%) to $10,691,000 during 2008. The 2008 charge-offs represented 0.69% of average loans outstanding versus 0.17% in 2007. Nonperforming loans net of government agency guarantees as a percentage of total loans were 1.73% and 0.48% at December 31, 2008 and 2007, respectively. The ratio of allowance for loan losses to nonperforming loans was 100% at the end of 2008 versus 231% at the end of 2007.

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

Noninterest Income

The following table summarizes the Company's noninterest income for the past three years (dollars in thousands):

                                                     Year ended December 31,
   -----------------------------------------------------------------------------
     Components of  Noninterest Income              2008       2007      2006
                                               ---------------------------------
     Service charges on deposit accounts         $15,744    $15,449   $14,461
     ATM fees and interchange                      4,515      4,068     3,581
     Other service fees                            2,156      2,173     2,167
     Change in value of mortgage servicing rights (1,860)      (490)     (400)
     Gain on sale of loans                         1,127        994     1,224
     Commissions on sale of
         nondeposit investment products            2,069      2,331     1,946
     Increase in cash value of life insurance      1,834      1,445     1,767
     Other noninterest income                      1,502      1,620     1,509
                                               ---------------------------------
     Total noninterest income                    $27,087    $27,590   $26,255
  ==============================================================================

Noninterest income decreased $503,000 (1.8%) to $27,087,000 in 2008. Service charges on deposit accounts were up $295,000 (1.9%) due to growth in number of customers. ATM fees and interchange was up $447,000 (11.0%) due to growth in number of customers and the introduction of the Company's Perfect Choice Checking product in 2008. Overall, mortgage banking activities, which includes amortization of mortgage servicing rights, mortgage servicing fees, change in value of mortgage servicing rights, and gain on sale of loans, accounted for $303,000 of noninterest income in the 2008 compared to $1,502,000 in 2007. The decreased contribution from mortgage banking activities is primarily due to a significant decrease in the value of mortgage rights at the end of 2008. Commissions on sale of nondeposit investment products decreased $262,000 (11.2%) in 2008 due to lower demand for investment products. Increase in cash value of life insurance increased $389,000 (26.9%) due to increased earning rates on the related life insurance policies.

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

Securities Transactions

During 2008 the Company did not sell any investment securities. During 2008 the Company received proceeds from maturities of securities totaling $50,413,000, and used $80,012,000 to purchase securities.

During 2007 the Company did not sell any investment securities. During 2007 the Company received proceeds from maturities of securities totaling $49,256,000, and used $78,822,000 to purchase securities.

Noninterest Expense

The following table summarizes the Company's other noninterest expense for the past three years (dollars in thousands):

                                                     Year ended December 31,
  ------------------------------------------------------------------------------
     Components of  Noninterest Expense             2008       2007      2006
                                               ---------------------------------
     Salaries and related benefits:
       Base salaries, net of
          deferred loan origination costs        $25,374    $24,582   $22,788
       Incentive compensation                      2,860      3,808     4,633
       Benefits and other compensation costs       9,878      9,676     9,034
                                               ---------------------------------
     Total salaries and related benefits          38,112     38,066    36,455
                                               ---------------------------------
     Other noninterest expense:
       Equipment and data processing               6,405      6,300     5,926
       Occupancy                                   4,929      4,786     4,450
       ATM network charges                         2,081      1,857     1,839
       Telecommunications                          1,914      1,706     1,573
       Professional fees                           1,853      1,516     1,652
       Advertising                                 1,751      2,186     2,090
       Courier service                             1,069      1,223     1,308
       Postage                                       930        916     1,006
       Operational losses                            577        454       374
       Assessments                                   570        331       326
       Intangible amortization                       523        490     1,395
       Change in reserve for unfunded commitments    475        241        36
       Other                                       7,549      8,834     8,296
                                                --------------------------------
     Total other noninterest expenses             30,626     30,840    30,271
                                                --------------------------------
     Total noninterest expense                   $68,738    $68,906   $66,726
  ==============================================================================
     Average full time equivalent staff              636        638       623
     Noninterest expense to revenue (FTE)         58.59%      59.86%    58.99%

Salary and benefit expenses increased $46,000 (0.1%) to $38,112,000 in 2008 compared to 2007. Base salaries increased $792,000 (3.2%) to $25,374,000 in 2008. The increase in base salaries was mainly due to annual salary increases. Incentive and commission related salary expenses decreased $948,000 (24.9%) to $2,860,000 in 2008. The decrease in incentive and commission expenses was due primarily to decreases in management bonuses and other incentives tied to net income. Benefits expense, including retirement, medical and workers' compensation insurance, and taxes, increased $202,000 (2.1%) to $9,878,000 during 2008. Also, included in salaries and benefit expense in 2008 was $450,000 for expensing of employee stock options compared to $477,000 in 2007.

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

Other noninterest expenses decreased $214,000 (0.7%) to $30,626,000 in 2008. Changes in the various categories of other noninterest expense are reflected in the table above. The changes are indicative of the Company's efforts to use technology to become more efficient, and the economic environment which has lead to reduced volume of loan activity and associated expenses. In particular, the $1,285,000 decrease in the "other" category of other noninterest expense is primarily due to reduced expenses associated with reduced home equity lending activity in 2008.

Other noninterest expenses increased $569,000 (1.9%) to $30,840,000 in 2007. The increase was mainly due to new branches opened in 2006 and inflation that were partially offset by a $905,000 decrease in intangible amortization.

Provision for Taxes

The effective tax rate on income was 37.7%, 39.3%, and 39.2% in 2008, 2007, and 2006, respectively. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $2,594,000, $4,277,000, and $4,462,000, respectively, in these years. Tax-exempt income of $1,187,000, $1,454,000, and $1,749,000, respectively, from investment securities, and $1,834,000, $1,445,000, and $1,767,000, respectively, from increase in cash value of life insurance in these years helped to reduce the effective tax rate.

Financial Ratios

The following table shows the Company's key financial ratios for the past three years:

   Year ended December 31,                        2008      2007      2006
                                               -------------------------------
   Return on average total assets                0.85%      1.36%     1.44%
   Return on average shareholders' equity        8.70%     14.20%    16.61%
   Shareholders' equity to total assets          9.69%      9.54%     8.82%
   Common shareholders' dividend payout ratio   48.77%     32.19%    28.31%
   ===========================================================================

Loans

The Bank concentrates its lending activities in four principal areas: commercial loans (including agricultural loans), consumer loans, real estate mortgage loans (residential and commercial loans and mortgage loans originated for sale), and real estate construction loans. At December 31, 2008, these four categories accounted for approximately 12%, 32%, 51%, and 5% of the Bank's loan portfolio, respectively, as compared to 10%, 35%, 46%, and 9%, at December 31, 2007. The interest rates charged for the loans made by the Bank vary with the degree of risk, the size and maturity of the loans, the borrower's relationship with the Bank and prevailing money market rates indicative of the Bank's cost of funds.

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

At December 31, 2008 loans, including net deferred loan costs, totaled $1,590,849,000 which was a 2.5% ($38,883,000) increase over the balances at the end of 2007. Demand for commercial real estate (real estate mortgage) loans and non-real estate secured agriculture loans was relatively strong during 2008. Demand for home equity loans and lines of credit was modest during 2008. Real estate construction loans declined during 2008 as did auto dealer loans. The average loan-to-deposit ratio in 2008 was 100.1% compared to 99.4% in 2007.

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

Loan Portfolio Composite

The following table shows the Company's loan balances, including net deferred loan costs, for the past five years:

                                                                         December 31,
                                             2008           2007           2006           2005           2004
                                        -------------------------------------------------------------------------
(dollars in thousands)
Commercial, financial and agricultural    $189,645        $164,815       $153,105       $143,175        $140,332
Consumer installment                       514,448         535,819        525,513        508,233         410,198
Real estate mortgage                       802,527         716,013        679,661        623,511         544,373
Real estate construction                    84,229         135,319        151,600        110,116          78,064
                                        -------------------------------------------------------------------------
    Total loans                         $1,590,849      $1,551,966     $1,509,879     $1,385,035      $1,172,967
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

The following is a summary of classified assets on the dates indicated (dollars in thousands):

                              At December 31, 2008       At December 31, 2007
                            -----------------------     ------------------------
                             Gross  Guaranteed  Net     Gross  Guaranteed   Net
                            ----------------------------------------------------
Classified loans            $63,850   $5,379  $58,471   $18,570  $5,948  $12,622
Other classified assets       1,185        -    1,185       187       -      187
                            ----------------------------------------------------
Total classified assets     $65,035   $5,379  $59,656   $18,757  $5,948  $12,809
                            ====================================================
Allowance for loan losses/Classified loans      47.2%                     137.3%

Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies at December 31, 2008, increased $46,847,000 (365.7%) to $59,656,000 from $12,809,000 at December 31, 2007.

Nonperforming Assets

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is generally discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When loans are 90 days past due, but in Management's judgment are well secured and in the process of collection, they may not be classified as nonaccrual. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable - such loans are classified as performing nonaccrual loans. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of Management, the loans are estimated to be fully collectible as to both principal and interest. The reclassification of loans as nonaccrual does not necessarily reflect management's judgment as to whether they are fully collectible.

Interest income on nonaccrual loans which would have been recognized during the year ended December 31, 2008, if all such loans had been current in accordance with their original terms, totaled $2,901,000. Interest income actually recognized on these loans in 2008 was $1,753,000.

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

The following tables set forth the amount of the Bank's nonperforming assets net
of  guarantees  of  the  U.S.   government,   including  its  agencies  and  its
government-sponsored agencies, as of the dates indicated:


                                                  December 31, 2008             December 31, 2007
                                             -------------------------     -----------------------
                                                Gross Guaranteed  Net       Gross Guaranteed   Net
                                             ------------------------------------------------------
(dollars in thousands):
Performing nonaccrual loans                   $22,600   $5,102  $17,498     $9,098  $5,814   $3,284
Nonperforming, nonaccrual loans                 9,994      154    9,840      4,227       -    4,227
                                             ------------------------------------------------------
     Total nonaccrual loans                    32,594    5,256   27,338     13,325   5,814    7,511
Loans 90 days past due and still accruing         187        -      187          -       -        -
                                             ------------------------------------------------------
     Total nonperforming loans                 32,781    5,256   27,525     13,325   5,814    7,511
Other real estate owned                         1,185        -    1,185        187       -      187
                                             ------------------------------------------------------
     Total nonperforming loans and OREO       $33,966   $5,256  $28,710    $13,512  $5,814   $7,698
                                             ======================================================
Nonperforming loans to total loans                               1.73%                        0.48%
Allowance for loan losses/nonperforming loans                     100%                        231%
Nonperforming assets to total assets                             1.41%                        0.39%

                                                  December 31, 2006             December 31, 2005
                                              -------------------------     -----------------------
(dollars in thousands):                         Gross Guaranteed  Net       Gross Guaranteed   Net
Performing nonaccrual loans                   $10,255   $6,372   $3,883     $9,315  $6,933   $2,382
Nonperforming, nonaccrual loans                   561        -      561        579       -      579
                                              -----------------------------------------------------
     Total nonaccrual loans                    10,816    6,372    4,444      9,894   6,933    2,961
Loans 90 days past due and still accruing          68        -       68          -       -        -
                                              -----------------------------------------------------
     Total nonperforming loans                 10,884    6,372    4,512      9,894   6,933    2,961
Other real estate owned                             -        -        -          -       -        -
                                             ------------------------------------------------------
     Total nonperforming loans and OREO       $10,884   $6,372   $4,512     $9,894  $6,933   $2,961

Nonperforming loans to total loans                               0.30%                        0.21%
Allowance for loan losses/nonperforming loans                     375%                         548%
Nonperforming assets to total assets                             0.24%                        0.16%

                                                  December 31, 2004
                                              -------------------------
(dollars in thousands):                         Gross Guaranteed  Net
                                              -------------------------
Performing nonaccrual loans                   $11,043   $7,442   $3,601
Nonperforming, nonaccrual loans                 1,418      174    1,244
                                              -------------------------
     Total nonaccrual loans                    12,461    7,616    4,845
Loans 90 days past due and still accruing          61        -       61
                                              -------------------------
     Total nonperforming loans                 12,522    7,616    4,906
Other real estate owned                             -        -        -
     Total nonperforming loans and OREO       $12,522   $7,616   $4,906
                                              =========================

Nonperforming loans to total loans                               0.42%
Allowance for loan losses/nonperforming loans                     296%
Nonperforming assets to total assets                             0.30%

During 2008, nonperforming assets net of government guarantees increased $21,012,000 (273%) to $28,710,000. Nonperforming loans increased $20,014,000
(266%) to $27,525,000. The ratio of nonperforming loans to total loans at December 31, 2008 was 1.73% versus 0.48% at the end of 2007. Classifications of nonperforming loans as a percent of total loans at the end of 2008 were as follows: secured by real estate, 81%; loans to farmers, 8%; commercial loans, 2%; and consumer loans, 9%.

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

The second component, the formula allowance, is an estimate of the probable losses that have occurred across the major loan categories in the Company's loan portfolio. This analysis is based on loan grades by pool and the loss history of these pools. This analysis covers the Company's entire loan portfolio including unused commitments but excludes any loans, that were analyzed individually and assigned a specific allowance as discussed above. The total amount allocated for this component is determined by applying loss estimation factors to outstanding loans and loan commitments. The loss factors are based primarily on the Company's historical loss experience tracked over a five-year period and adjusted as appropriate for the input of current trends and events. Because historical loss experience varies for the different categories of loans, the loss factors applied to each category also differ. In addition, there is a greater chance that the Company has suffered a loss from a loan that was graded less than satisfactory than if the loan was last graded satisfactory. Therefore, for any given category, a larger loss estimation factor is applied to less than satisfactory loans than to those that the Company last graded as satisfactory. The resulting formula allowance is the sum of the allocations determined in this manner.

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

Specifically, in assessing how much environmental factor allowance needed to be provided at December 31, 2008, management considered the following:

        o with respect to the economy, management considered the effects of changes in GDP, unemployment, CPI, debt statistics, housing starts, housing sales, auto sales, agricultural prices, and other economic factors which serve as indicators of economic health and trends and which may have an impact on the performance of our borrowers, and
        o with respect to changes in the interest rate environment, management considered the recent changes in interest rates and the resultant economic impact it may have had on borrowers with high leverage and/or low profitability; and
        o with respect to changes in energy prices, management considered the effect that increases, decreases or volatility may have on the performance of our borrowers, and
        o with respect to loans to borrowers in new markets and growth in general, management considered the relatively short seasoning of such loans and the lack of experience with such borrowers.

Each of these considerations was assigned a factor and applied to a portion or the entire loan portfolio. Since these factors are not derived from experience and are applied to large non-homogeneous groups of loans, they are available for use across the portfolio as a whole.

Although the weakening economy and resultant recession called for an increase in the factor related to economic conditions, the reductions in interest rates and energy prices coupled with very little loan growth resulted in a decrease in these factors causing the overall Environmental Factors Allowance to decrease. Also, in prior years, the Bank maintained a separate factor for Real Estate Risk due to the fact that the Bank had little or no losses in this loan category but anticipated that such losses would be experienced at some time. During the course of 2008 the Bank eliminated this environmental factor and instead provided for this risk in the Formula Allowance based on actual and expected loss ratios. This not only resulted in a reduction of the Environmental Factors Allowance but also resulted in an increase in the Formula Allowance. The Formula Allowance was further increased due to increases in losses over the course of 2008 which in turn resulted in increases in the reserve factors for certain loan types accordingly. These increased factors primarily affected construction loans, HELOCs, and indirect auto loans.

The following table sets forth the Bank's allowance for loan losses as of the dates indicated:
                                                           December 31,
                                   --------------------------------------------
                                     2008      2007      2006     2005    2004
(dollars in thousands)
Specific allowance                  $5,850   $1,791      $894     $754    $820
Formula allowance                   17,989    9,888     8,957    8,582   7,015
Environmental factors allowance      3,751    5,652     7,063    6,890   6,690
                                   --------------------------------------------
    Total allowance                $27,590  $17,331   $16,914  $16,226 $14,525
                                   ============================================
Allowance for loan losses to loans   1.73%    1.12%     1.12%    1.17%    1.24%

Based on the current conditions of the loan portfolio, management believes that the $27,590,000 allowance for loan losses at December 31, 2008 is adequate to absorb probable losses inherent in the Bank's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes, for the years indicated, the activity in the allowance for loan losses:


                                                                     December 31,
                                           -----------------------------------------------------------------
                                                2008         2007           2006         2005         2004
(dollars in thousands)                     -----------------------------------------------------------------
Balance, beginning of year                    $17,331       $16,914      $16,226      $14,525      $12,890
Addition through merger                             -             -            -            -            -
Provision charged to operations                20,950         3,032        1,289        2,169        2,901
Loans charged off:
   Commercial, financial and agricultural        (709)         (438)        (162)        (220)        (901)
   Consumer installment                        (7,298)       (3,320)      (1,625)      (1,459)        (731)
   Real estate mortgage                        (3,912)            -            -            -            -
                                           -----------------------------------------------------------------
     Total loans charged-off                  (11,919)       (3,758)      (1,787)      (1,679)      (1,632)
                                           -----------------------------------------------------------------
Recoveries:
   Commercial, financial and agricultural          31           179          269          396           70
   Consumer installment                         1,139           907          872          774          175
   Real estate mortgage                            58            57           45           41          121
                                           ----------------------------------------------------------------
     Total recoveries                           1,228         1,143        1,186        1,211          366
                                           ----------------------------------------------------------------
Net loans charged-off                         (10,691)       (2,615)        (601)        (468)      (1,266)
                                           ----------------------------------------------------------------
Balance, year end                             $27,590       $17,331      $16,914      $16,226      $14,525
                                           ================================================================
Average total  loans                       $1,549,014    $1,511,331   $1,447,163   $1,251,699   $1,060,556
                                           ----------------------------------------------------------------
Ratios:
Net charge-offs during period to average
   loans outstanding during period              0.69%        0.17%         0.04%        0.04%        0.12%
Provision for loan losses to
   average loans outstanding                    1.35%        0.20%         0.09%        0.17%        0.27%
Allowance for loan losses to loans at year end  1.73%        1.12%         1.12%        1.17%        1.24%
                                           ----------------------------------------------------------------

The following tables summarize the allocation of the allowance for loan losses between loan types:

                                              December 31, 2008         December 31, 2007           December 31, 2006
                                            ------------------------  -----------------------    ----------------------
                                                       Percent of               Percent of                 Percent of
                                                       loans in each            loans in each              loans in each
                                                       category to              category to                category to
  (dollars in thousands)                    Amount     total loans    Amount    total loans      Amount    total loans
Balance at end of period applicable to:
Commercial, financial and agricultural      $7,002        11.9%       $2,010        10.6%        $1,806       10.2%
Consumer installment                         8,470        32.3%        6,796        34.5%         6,278       34.8%
Real estate mortgage                        10,967        50.5%        7,170        46.1%         7,222       45.0%
Real estate construction                     1,151         5.3%        1,355         8.8%         1,608       10.0%
                                           -------       ------      -------       ------       -------      ------
                                           $27,590       100.0%      $17,331       100.0%       $16,914      100.0%
                                           =======       ======      =======       ======       =======      ======

                                              December 31, 2005         December 31, 2004
                                           -------------------------   ----------------------
 (dollars in thousands)                                Percent of               Percent of
                                                       loans in each            loans in each
                                                       category to              category to
                                           Amount      total loans    Amount    total loans
Balance at end of period applicable to:
Commercial, financial and agricultural      $1,930        10.3%         $2,180      11.9%
Consumer installment                         6,099        36.7%          5,067      35.0%
Real estate mortgage                         6,967        45.0%          6,366      46.4%
Real estate construction                     1,230         8.0%            912       6.7%
                                           -------       ------        -------     ------
                                           $16,226       100.0%        $14,525     100.0%
                                           =======       ======        =======     ======

Other Real Estate Owned

The other real estate owned (OREO) balance was $1,185,000 and $187,000 at December 31, 2008 and 2007, respectively. OREO properties may consist of a mixture of land and single family residences.

Intangible Assets

At December 31, 2008 and 2007, the Bank had intangible assets totaling $16,172,000 and $16,695,000, respectively. Intangible assets at December 31, 2008 and 2007 were comprised of the following:

                                            December 31,
                                         2008           2007
                                  -----------------------------
                                     (dollars in thousands)
        Core-deposit intangible         $653            $1,176
        Goodwill                      15,519            15,519
                                  -----------------------------
        Total intangible assets      $16,172           $16,695
                                  =============================

The core-deposit intangible assets resulted from the Bank's 1997 acquisitions of certain Wells Fargo branches and Sutter Buttes Savings Bank, and the 2003 acquisition of North State National Bank. At December 31, 2008 the core-deposit intangible assets related to the Wells Fargo branches and Sutter Buttes Savings Bank were fully amortized. The goodwill intangible asset resulted from the North State National Bank acquisition. Amortization of core deposit intangible assets amounting to $523,000, $490,000, and $1,395,000, was recorded in 2008, 2007, and
2006, respectively.

Deposits

Deposits at December 31, 2008 increased $124,047,000 (8.0%) over the 2007 year-end balances to $1,669,270,000. All categories of deposits were up in 2008 except for savings which was relatively flat. Included in the December 31, 2008 certificate of deposit balances is $80,000,000 from the State of California. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank's request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally favorable to other wholesale funding sources available to the Bank.

Deposits at December 31, 2007 decreased $53,926,000 (3.4%) over the 2006 year-end balances to $1,545,223,000. Savings deposits increased in 2007 while all other categories of deposits decreased in 2007. Included in the December 31, 2007 certificate of deposit balances is $40,000,000 from the State of California.

Long-Term Debt

See Note 7 to the consolidated financial statements at Item 8 of this report for information about the Company's other borrowings, including long-term debt.

Junior Subordinated Debt

See Note 8 to the consolidated financial statements at Item 8 of this report for information about the Company's issuance of junior subordinated debt during 2008 and 2007.

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

Interest Rate Risk Simulation of Net Interest Income and Net Income as of December 31, 2008

                                   Estimated Change in    Estimated Change in
     Change in Interest       Net Interest Income (NII)      Net Income (NI)
     Rates (Basis Points)         (as % of "flat" NII)     (as % of "flat" NI)
     +300 (ramp)                        (4.91%)                (13.08%)
     +200 (ramp)                        (3.79%)                (10.11%)
     +100 (ramp)                        (1.76%)                 (4.71%)
     +   0 (flat)                            -                       -
     -100 (ramp)                         1.34%                   3.57%
     -200 (ramp)                         1.75%                   4.66%
     -300 (ramp)                         1.75%                   4.66%

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

The following table summarizes the effect on market value of equity due to changing interest rates as measured against a flat rate (no change) scenario:

Interest Rate Risk Simulation of Market Value of Equity as of December 31, 2008

                                         Estimated Change in
     Change in Interest             Market Value of Equity (MVE)
     Rates (Basis Points)               (as % of "flat" MVE)
     +300 (shock)                             (11.35%)
     +200 (shock)                              (9.04%)
     +100 (shock)                              (5.32%)
     +   0 (flat)                                   -
     -100 (shock)                               7.16%
     -200 (shock)                              17.36%
     -300 (shock)                              27.16%

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

The simulation results noted above do not incorporate any management actions that might moderate the negative consequences of interest rate deviations. In addition, the simulation results noted above contain various assumptions such as a flat balance sheet, and the rate that deposit interest rates change as general interest rates change. Therefore, they do not reflect likely actual results, but serve as estimates of interest rate risk.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the preceding tables. For example, although certain of the Bank's assets and liabilities may have similar maturities or repricing time frames, they may react in different degrees to changes in market interest rates. In addition, the interest rates on certain of the Bank's asset and liability categories may precede, or lag behind, changes in market interest rates. Also, the actual rates of prepayments on loans and investments could vary significantly from the assumptions utilized in deriving the results as presented in the preceding tables. Further, a change in U.S. Treasury rates accompanied by a change in the shape of the treasury yield curve could result in different estimations from those presented herein. Accordingly, the results in the preceding tables should not be relied upon as indicative of actual results in the event of changing market interest rates. Additionally, the resulting estimates of changes in market value of equity are not intended to represent, and should not be construed to represent, estimates of changes in the underlying value of the Bank.

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

The following interest rate sensitivity table shows the Bank's repricing gaps as of December 31, 2008. In this table transaction deposits, which may be repriced at will by the Bank, have been included in the less than 3-month category. The inclusion of all of the transaction deposits in the less than 3-month repricing category causes the Bank to appear liability sensitive. Because the Bank may reprice its transaction deposits at will, transaction deposits may or may not reprice immediately with changes in interest rates. In recent years of moderate interest rate changes the Bank's earnings have reacted as though the gap
position  is  slightly   asset   sensitive   mainly  because  the  magnitude  of
interest-bearing liability repricing has been less than the magnitude of interest-earning asset repricing. This difference in the magnitude of asset and liability repricing is mainly due to the Bank's strong core deposit base, which although deposits may be repriced within three months, historically, the timing of their repricing has been longer than three months and the magnitude of their repricing has been minimal.

Due to the limitations of gap analysis, as described above, the Bank does not actively use gap analysis in managing interest rate risk. Instead, the Bank relies on the more sophisticated interest rate risk simulation model described above as its primary tool in measuring and managing interest rate risk.

Interest Rate Sensitivity - December 31, 2008                             Repricing within:
(dollars in thousands)                    ----------------------------------------------------------------------------
                                             Less than 3          3 - 6           6 - 12        1 - 5          Over
                                             months              months           months        years        5 years
                                          ----------------------------------------------------------------------------
Interest-earning  assets:
    Federal funds sold                           $ -               $ -              $ -            $ -           $ -
    Securities                                32,798            40,577           71,322         96,645        25,219
    Loans                                    666,446            90,124          126,234        589,548       118,497
    Interest-earning cash                     21,880                 -              100              -             -
                                          ----------------------------------------------------------------------------
Total interest-earning assets               $721,124           130,701          197,656        686,193       143,716
                                          ----------------------------------------------------------------------------
Interest-bearing liabilities
    Transaction deposits                    $622,359               $ -              $ -            $ -           $ -
    Time                                     307,110           151,632          141,694         45,215            12
    Federal funds purchased                        -                 -                -              -             -
    Other borrowings                         101,939                24               42              -             -
    Junior subordinated debt                  41,238                 -                -              -             -
                                          ----------------------------------------------------------------------------
Total interest-bearing liabilities        $1,072,646           151,656          141,736         45,215            12
                                          ----------------------------------------------------------------------------
Interest sensitivity gap                   ($351,522)          (20,955)          55,920        640,978       143,704
Cumulative sensitivity gap                 ($351,522)         (372,477)        (316,557)       324,421       468,125
As a percentage of earning assets:
 Interest sensitivity gap                   (18.70%)          (1.11%)             2.98%        34.11%          7.65%
 Cumulative sensitivity gap                 (18.70%)         (19.82%)           (16.84%)       17.26%         24.91%

Liquidity

Liquidity refers to the Bank's ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet. Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Consolidated Statement of Cash Flows. Net cash used by investing activities totaled approximately $81,697,000 in 2008. Increased securities and loan balances were responsible for the major use of funds in this category.

Liquidity is generated from liabilities through deposit growth and borrowings. These activities are included under financing activities in the Consolidated Statement of Cash Flows. In 2008, financing activities provided funds totaling $42,467,000. During 2008, a net increase in deposit balances provided funds amounting to $124,047,000 while decreases in Federal funds purchased and payments of principal on long-term other borrowings used $56,000,000 and $21,578,000 of funds, respectively. The Bank also had available correspondent banking lines of credit totaling $50,000,000 at year-end 2008. In addition, at December 31, 2008, the Company had loans and securities available to pledge towards future borrowings from the Federal Home Loan Bank of up to $448,580,000. As of December 31, 2008, the Company had $102,005,000 of long-term debt and other borrowings as described in Note 7 of the consolidated financial statements of the Company and the related notes at Item 8 of this report. While these sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided or used through the results of operating activities. In 2008, operating activities provided cash of $36,787,000.

The Bank classifies its entire investment portfolio as available for sale (AFS). The AFS securities plus cash and cash equivalents in excess of reserve requirements totaled $340,598,000 at December 31, 2008, which was 16.7% of total assets at that time. This was up from $310,837,000 and 15.7% at the end of 2007.

It is anticipated that loan demand will be weak during 2009, although such demand will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to interest rates. The growth of deposit balances is subject to heightened competition, the success of the Company's sales efforts, delivery of superior customer service and market conditions. The recent series of reductions in the federal funds rate resulted in declining short-term interest rates, which could impact deposit volumes in the future. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, to reduce short-term borrowings or purchase investment securities. However, due to concerns such as uncertainty in the general economic environment, competition and political uncertainty, loan demand and levels of customer deposits are not certain.

The principal cash requirements of the Company are dividends on common stock when declared. The Company is dependent upon the payment of cash dividends by the Bank to service its commitments. Shareholder dividends are expected to continue subject to the Board's discretion and continuing evaluation of capital levels, earnings, asset quality and other factors. The Company expects that the cash dividends paid by the Bank to the Company will be sufficient to meet this payment schedule. Dividends from the Bank are subject to certain regulatory restrictions.

The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in the following table. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available. The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank's option. At December 31, 2008, 2007 and 2006, the Bank had $80,000,000, $40,000,000 and $20,000,000, respectively, of these State deposits.

Certificates of Deposit in Denominations of $100,000 or More

                                              Amounts as of December 31,
                                   ------------------------------------------
(dollars in thousands)                 2008           2007            2006
                                   ------------------------------------------
Time remaining until maturity:
Less than 3 months                  $174,715        $171,594       $125,088
3 months to 6 months                  62,051          51,729         77,585
6 months to 12 months                 55,105          26,968         37,171
More than 12 months                   18,319          12,686         14,306
                                    -----------------------------------------
  Total                             $310,190        $262,977       $254,150
                                    =========================================
Loan demand also affects the Bank's liquidity position. The following table presents the maturities of loans, net of deferred loan costs, at December 31, 2008:

                                                                After
                                                                One But
                                                 Within         Within         After 5
                                                One Year        5 Years         Years          Total
                                             ---------------------------------------------------------
                                                               (dollars in thousands)
Loans with predetermined interest rates:
  Commercial, financial and agricultural      $22,142          $36,663            $3,491        $62,296
  Consumer installment                         41,959           83,761            62,207        187,927
  Real estate mortgage                         39,906          113,597           118,014        271,517
  Real estate construction                     33,824           10,053               146         44,023
                                            -----------------------------------------------------------
                                             $137,831         $244,074          $183,858       $565,763
                                            -----------------------------------------------------------
Loans with floating interest rates:
  Commercial, financial and agricultural     $100,424          $25,562            $1,361       $127,347
  Consumer installment                        326,521                -                 -        326,521
  Real estate mortgage                         25,291          111,762           393,959        531,012
  Real estate construction                     21,427           11,709             7,070         40,206
                                             ----------------------------------------------------------
                                             $473,663         $149,033          $402,390     $1,025,086
                                             ----------------------------------------------------------
     Total loans                             $611,494         $393,107          $586,248     $1,590,849
                                             ==========================================================

The maturity distribution and yields of the investment portfolio at December 31, 2008 is presented in the following table. The timing of the maturities indicated in the table below is based on final contractual maturities. Most mortgage-backed securities return principal throughout their contractual lives. As such, the weighted average life of mortgage-backed securities based on outstanding principal balance is usually significantly shorter than the final contractual maturity indicated below. At December 31, 2008, the Bank had no held-to-maturity securities.

                                                         After One Year    After Five Years
                                          Within         but Through       but Through        After Ten
                                         One Year        Five Years        Ten Years          Years              Total
                                       -------------------------------------------------------------------------------------
                                       Amount  Yield     Amount Yield     Amount  Yield     Amount Yield     Amount  Yield
 (dollars in thousands)                -------------------------------------------------------------------------------------
Securities Available-for-Sale                                       (dollars in thousands)
------------------------------
Obligations of US government
  corporations and agencies              $241   5.58%   $48,766  3.92%    $37,242  4.17%  $156,729  5.78%    $242,978  5.16%
Obligations of states and
  political subdivisions                  411   7.08%     3,204  7.39%     11,520  7.68%     7,529  6.44%      22,664  7.21%
Corporate bonds                             -   -             -  -              -  -           919  3.50%         919  3.50%
----------------------------------------------------------------------------------------------------------------------------
Total securities available-for-sale      $652   6.53%  $51,970  4.14%     $48,762  5.00%  $165,177  5.80%    $266,561  5.33%
============================================================================================================================

Off-Balance Sheet Items

The Bank has certain ongoing commitments under operating and capital leases. See
Note 5 of the financial statements at Item 8 of this report for the terms. These commitments do not significantly impact operating results. As of December 31, 2008 commitments to extend credit and commitments related to the Bank's deposit overdraft privilege product were the Bank's only financial instruments with off-balance sheet risk. The Bank has not entered into any material contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $643,365,000 and $690,633,000 at December 31, 2008 and 2007, respectively, and represent 40.4% of the total loans outstanding at year-end 2008 versus 44.5% at December 31, 2007. Commitments related to the Bank's deposit overdraft privilege product totaled $35,883,000 and $33,517,000 at December 31, 2008 and 2007, respectively.

Certain Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of December 31, 2008:

                                                                Less than        1-3          3-5       More than
(dollars in thousands)                               Total      one year        years        years       5 years
                                                     ------------------------------------------------------------
FHLB loan, fixed rate of 5.77%
   payable on February 23, 2009                        1,000        1,000            -            -            -
Capital lease obligation(2)                               90           90            -            -            -
Other collateralized borrowings,
   fixed rate of  0.85 % payable on January 2, 2009   50,915       50,915            -            -            -
Repurchase Agreement(3)                               50,000            -            -       50,000            -
Junior subordinated debt(4)                           20,619            -            -            -       20,619
Junior subordinated debt(5)                           20,619            -            -            -       20,619
Operating lease obligations                            7,135        2,123        3,114        1,440          458
Deferred compensation(1)                               6,179          645        1,212          922        3,400
Supplemental retirement plans(1)                       4,316          583        1,117          971        1,645
                                                    -------------------------------------------------------------
Total contractual obligations                       $160,873      $55,356       $5,443      $53,333      $46,741
                                                    ==============================================================

(1) These amounts represent known certain payments to participants under the Company's deferred compensation and supplemental retirement plans. See Note 14 in the financial statements at Item 8 of this report for additional information related to the Company's deferred compensation and supplemental retirement plan liabilities.
(2) Capital lease obligation on premises, effective rate of 13% payable monthly in varying amounts through December 1, 2009.
(3) Repurchase agreement, adjustable rate of three-month LIBOR less 0.29% until August 30, 2009 with a floor rate of 0.00% and a cap rate of 4.72% after which, rate is fixed at 4.72% and is callable in its entirety by counterparty on a quarterly basis, matures on August 30, 2012.
(4) Junior subordinated debt, adjustable rate of three-month LIBOR plus 3.05%, callable in whole or in part by the Company on a quarterly basis beginning October 7, 2008, matures October 7, 2033.
(5) Junior subordinated debt, adjustable rate of three-month LIBOR plus 2.55%, callable in whole or in part by the Company on a quarterly basis beginning July 23, 2009, matures July 23, 2034.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK See "Market Risk Management" under Item 7 of this report which is incorporated herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
                                                                        Page

     Consolidated Balance Sheets as of December 31, 2008 and 2007         45
     Consolidated Statements of Income for
         the years ended December 31, 2008, 2007, and 2006                46
     Consolidated Statements of Changes in Shareholders' Equity
         for the years ended December 31, 2008, 2007, and 2006            47
     Consolidated Statements of Cash Flows for the years ended
        December 31, 2008, 2007, and 2006                                 48
     Notes to Consolidated Financial Statements                           49
     Management's Report of Internal Control over Financial Reporting     76
     Independent Registered Public Accounting Firm's Reports              77

                                TRICO BANCSHARES
                           CONSOLIDATED BALANCE SHEETS

                                                          At December 31,
                                                        2008              2007
                                                      --------------------------
Assets:                 (in thousands, except share data)
Cash and due from banks                                  $86,355      $88,798
                                                      --------------------------
  Cash and cash equivalents                               86,355       88,798
Securities available-for-sale                            266,561      232,427
Federal Home Loan Bank stock, at cost                      9,235        8,766
Loans, net of allowance for loan losses
     of $27,590 and $17,331                            1,563,259    1,534,635
Foreclosed assets, net of allowance for losses
     of $230 and $180                                      1,185          187
Premises and equipment, net                               18,841       20,492
Cash value of life insurance                              46,815       44,981
Accrued interest receivable                                7,935        8,554
Goodwill                                                  15,519       15,519
Other intangible assets, net                                 653        1,176
Other assets                                              26,832       25,086
                                                      --------------------------
    Total assets                                      $2,043,190   $1,980,621
                                                      ==========================
Liabilities and Shareholders' Equity:
Liabilities:
Deposits:
    Noninterest-bearing demand                          $401,247     $378,680
    Interest-bearing                                   1,268,023    1,166,543
                                                      --------------------------
Total deposits                                         1,669,270    1,545,223
Federal funds purchased                                        -       56,000
Accrued interest payable                                   6,146        7,871
Reserve for unfunded commitments                           2,565        2,090
Other liabilities                                         24,034       23,195
Other borrowings                                         102,005      116,126
Junior subordinated debt                                  41,238       41,238
                                                      --------------------------
    Total liabilities                                  1,845,258    1,791,743
                                                      --------------------------
Commitments and contingencies (Notes 5, 9, 14 and 16)
Shareholders' equity:
Common stock, no par value: 50,000,000 shares authorized;
  issued and outstanding:
    15,756,101 at December 31, 2008                      78,246
    15,911,550 at December 31, 2007                                    78,775

Retained earnings                                        117,630      111,655
Accumulated other comprehensive income (loss, net          2,056       (1,552)
  of tax)                                            ---------------------------
    Total shareholders' equity                           197,932      188,878
                                                     ---------------------------
    Total liabilities and shareholders' equity        $2,043,190   $1,980,621
                                                     ===========================

The accompanying notes are an integral part of these consolidated financial statements.

                                TRICO BANCSHARES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                       Years ended December 31,
                                                  ------------------------------
                                                     2008        2007      2006
                                                  ------------------------------
Interest and dividend income:              (in thousands, except per share data)
    Loans, including fees                         $107,896    $117,639  $109,769
    Debt securities:
       Taxable                                      11,526       7,712     8,373
       Tax exempt                                    1,187       1,454     1,749
    Dividends                                          469         446       376
    Interest bearing cash at
      Federal Reserve and other banks                   31           -         -
    Federal funds sold                                   3          17        56
                                                  ------------------------------
       Total interest and dividend income          121,112     127,268   120,323
                                                  ------------------------------
Interest expense:
    Deposits                                        24,461     31,423     25,460
    Federal funds purchased                          1,999      2,880      4,116
    Other borrowings                                 2,512      2,983      1,667
    Junior subordinated debt                         2,580      3,296      3,202
                                                  ------------------------------
       Total interest expense                       31,552     40,582     34,445
                                                  ------------------------------
Net interest income                                 89,560     86,686     85,878

Provision for loan losses                           20,950      3,032      1,289
                                                  ------------------------------
Net interest income after provision for loan        68,610     83,654     84,589
  losses                                          ------------------------------
Noninterest income:
    Service charges and fees                        20,555     21,200     19,809
    Gain on sale of loans                            1,127        994      1,224
    Commissions on sale of non-deposit
      investment products                            2,069      2,331      1,946
    Increase in cash value of life insurance         1,834      1,445      1,767
    Other                                            1,502      1,620      1,509
                                                  ------------------------------
       Total noninterest income                     27,087     27,590     26,255

Noninterest expense:
    Salaries and related benefits                   38,112     38,066     36,455
    Other                                           30,626     30,840     30,271
                                                  ------------------------------
       Total noninterest expense                    68,738     68,906     66,726
                                                  ------------------------------
Income before income taxes                          26,959     42,338     44,118
                                                  ------------------------------
    Provision for income taxes                      10,161     16,645     17,288
                                                  ------------------------------
Net income                                         $16,798    $25,693    $26,830
                                                  ==============================
Earnings per share:
    Basic                                            $1.07      $1.62      $1.70
    Diluted                                          $1.05      $1.57      $1.64

The accompanying notes are an integral part of these consolidated financial statements.

                                TRICO BANCSHARES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years Ended December 31, 2008, 2007 and 2006

                                                                                 Accumulated
                                             Shares of                           Other
                                              Common      Common      Retained   Comprehensive
                                               Stock      Stock       Earnings   (Loss) Income   Total
 (in thousands, except share data)       --------------------------------------------------------------
Balance at December 31, 2005            15,707,835     $71,412     $81,906       ($3,825)   $149,493
Comprehensive income:
    Net income                                                      26,830                    26,830
    Change in net unrealized loss on
       Securities available for sale, net                                            519         519
                                                                                             -------
       Total comprehensive income                                                             27,349
Adjustment to initially apply FASB
    Statement No. 158, net of tax                                                 (1,215)     (1,215)
Stock option vesting                                       662                                   662
Stock options exercised                    190,287       1,646                                 1,646
Tax benefit of stock options exercised                     205                                   205
Repurchase of common stock                 (40,915)       (186)       (923)                   (1,109)
Dividends paid ($0.48 per share)                                    (7,595)                   (7,595)
                                        -------------------------------------------------------------
Balance at December 31, 2006            15,857,207     $73,739    $100,218       ($4,521)   $169,436
Comprehensive income:
    Net income                                                      25,693                    25,693
    Change in net unrealized gain on
       Securities available for sale, net                                          2,983       2,983
    Change in minimum pension liability, net                                         (14)        (14)
                                                                                             -------
       Total comprehensive income                                                             28,662
Stock option vesting                                       782                                   782
Stock options exercised                    382,350       4,080                                 4,080
Tax benefit of stock options exercised                   1,731                                 1,731
Repurchase of common stock                (328,007)     (1,557)     (5,986)                   (7,543)
Dividends paid ($0.52 per share)                                    (8,270)                   (8,270)
                                        -------------------------------------------------------------
Balance at December 31, 2007            15,911,550     $78,775    $111,655       ($1,552)   $188,878
Comprehensive income:
    Net income                                                      16,798                    16,798
    Change in net unrealized gain on
       Securities available for sale, net                                          2,804       2,804
    Change in joint beneficiary agreement
       liability, net                                                                 54          54
    Change in minimum pension liability, net                                         750         750
                                                                                             --------
       Total comprehensive income                                                             20,406
Cummulative effect of change in accounting
     principle, net of tax                                            (522)                     (522)
Stoc option vesting                                        629                                   629
Stock options exercised                     17,620         142                                   142
Reversal of tax benefit of stock options                  (444)                                 (444)
  exercised
Repurchase of common stock                (173,069)       (856)     (2,108)                   (2,964)
Dividends paid ($0.52 per share)                                    (8,193)                   (8,193)
                                        -------------------------------------------------------------
Balance at December 31, 2008            15,756,101     $78,246    $117,630        $2,056    $197,932
                                        =============================================================
The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                                TRICO BANCSHARES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                              Years Ended December 31,
                                                                ---------------------------------------------
                                                                     2008            2007             2006
                                                                ---------------------------------------------
Operating activities:                                                              (in thousands)
   Net income                                                     $16,798            $25,693            $26,830
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation of premises and equipment, and amortization     3,433              3,719              3,710
       Amortization of intangible assets                              523                490              1,395
       Provision for loan losses                                   20,950              3,032              1,289
       Amortization of investment securities premium, net             303                647                898
       Gain on sale of investments                                      -                  -                (12)
       Originations of loans for resale                           (74,956)           (63,777)           (69,707)
       Proceeds from sale of loans originated for resale           75,338             64,106             70,257
       Gain on sale of loans                                       (1,127)              (994)            (1,224)
       Change in market value of mortgage servicing rights          1,860                490                400
       Loss on sale of fixed assets                                     2                  6                 28
       Increase in cash value of life insurance                    (1,834)            (1,445)            (1,767)
       Stock option vesting expense                                   629                782                662
       Stock option excess tax benefits                               444             (1,731)              (205)
       Deferred income tax benefit                                 (5,698)              (506)            (1,679)
       Change in:
         Interest receivable                                          619                173             (1,086)
         Interest payable                                          (1,725)               323              3,042
         Other assets and liabilities, net                          1,228              1,129                 37
                                                                 -----------------------------------------------
         Net cash provided by operating activities                 36,787             32,137             32,868
                                                                 -----------------------------------------------
Investing activities:
   Proceeds from maturities of securities available-for-sale       50,414             49,256             52,043
   Proceeds from sale of securities available-for-sale                  -                  -             10,779
   Purchases of securities available-for-sale                     (80,012)           (78,822)              (896)
   Purchase of Federal Home Loan Bank stock                          (469)              (446)              (718)
   Loan originations and principal collections, net               (51,000)           (44,889)          (125,445)
   Proceeds from sale of premises and equipment                         2                 12                  5
   Proceeds from sale of other real estate owned                      428                  -                  -
   Purchases of premises and equipment                             (1,060)            (1,751)            (3,781)
                                                                 -----------------------------------------------
         Net cash used by investing activities                    (81,697)           (76,640)           (68,013)
                                                                 -----------------------------------------------
Financing activities:
   Net (decrease) increase in deposits                            124,047            (53,926)           102,352
   Net change in federal funds purchased                          (56,000)            18,000            (58,800)
   Increase in long-term other borrowings                               -             50,000                  -
   Payments of principal on long-term other borrowings            (21,578)               (67)               (58)
   Net change in short-term other borrowings                        7,457             26,282              8,579
   Stock option excess tax benefits                                  (444)             1,731                205
   Repurchase of common stock                                      (2,822)            (4,167)                 -
   Dividends paid                                                  (8,193)            (8,270)            (7,595)
   Exercise of stock options                                            -                704                537
                                                                  ----------------------------------------------
         Net cash provided by financing activities                 42,467             30,287             45,220
                                                                  ----------------------------------------------
Net change in cash and cash equivalents                            (2,443)           (14,216)            10,075
                                                                  ----------------------------------------------
Cash and cash equivalents and beginning of year                    88,798            103,014             92,939
                                                                  ----------------------------------------------
Cash and cash equivalents at end of year                          $86,355            $88,798           $103,014
                                                                  ==============================================
Supplemental disclosure of noncash activities:
   Unrealized gain (loss) on securities available for sale         $4,839             $5,147               $895
   Loans transferred to other real estate                           1,426                187                  -
   Market value of share tendered by employees in-lieu of
      cash to pay for exercise of options and/or related taxes        142              3,376              1,109
Supplemental disclosure of cash flow activity:
   Cash paid for interest expense                                  32,277             40,259             31,403
   Cash paid for income taxes                                      14,850             16,300             19,825

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

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

Significant Group Concentration of Credit Risk
The Company grants agribusiness, commercial, consumer, and residential loans to customers located throughout the northern San Joaquin Valley, the Sacramento Valley and northern mountain regions of California. The Company has a diversified loan portfolio within the business segments located in this geographical area. The Company currently classifies all its operation into one business segment that it denotes as community banking.

Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.

Investment Securities
The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. In 2008 and 2007, the Company did not have any securities classified as either held-to-maturity or trading.

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

Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors of current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. At December 31, 2008 and 2007, the Company's balance of loans held for sale was immaterial.

Mortgage loans held for sale are generally sold with the mortgage servicing rights retained by the Company. The carrying value of mortgage loans sold is reduced by the cost allocated to the associated mortgage servicing rights. Gains or losses on the sale of loans that are held for sale are recognized at the time of the sale and determined by the difference between net sale proceeds and the net book value of the loans less the estimated fair value of any retained mortgage servicing rights.

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

The Company's method for assessing the appropriateness of the allowance for loan losses includes specific allowances for identified problem loans and leases as determined by SFAS 114, formula allowance factors for pools of credits, and allowances for changing environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowance factors for loan pools are based on the previous 5 years historical loss experience by product type. Allowances for specific loans are based on SFAS 114 analysis of individual credits. Allowances for changing environmental factors are Management's best estimate of the probable impact these changes have had on the loan portfolio as a whole.

Based on the current conditions of the loan portfolio, Management believes that the allowance for loan losses ($27,590,000) and the reserve for unfunded commitments ($2,565,000), which collectively stand at $30,155,000 at December 31, 2008, are adequate to absorb probable losses inherent in the Company's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

Mortgage Servicing Rights
Mortgage servicing rights (MSRs) represent the Company's right to a future stream of cash flows based upon the contractual servicing fee associated with servicing mortgage loans. Our MSRs arise from residential mortgage loans that we originate and sell, but retain the right to service the loans. For sales of residential mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on the fair values of the loan and the servicing right. The net gain from the retention of the servicing right is included in gain on sale of loans in noninterest income when the loan is sold. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. MSRs are included in other assets. Servicing fees are recorded in noninterest income when earned.

The determination of fair value of our MSRs requires management judgment because they are not actively traded. The determination of fair value for MSRs requires valuation processes which combine the use of discounted cash flow models and extensive analysis of current market data to arrive at an estimate of fair value. The cash flow and prepayment assumptions used in our discounted cash flow model are based on empirical data drawn from the historical performance of our MSRs, which we believe are consistent with assumptions used by market participants valuing similar MSRs, and from data obtained on the performance of similar MSRs. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and the discount rate. These variables can, and generally will, change from quarter to quarter as market conditions and projected interest rates change. The key risks inherent with MSRs are prepayment speed and changes in interest rates. The Company uses an independent third party to determine fair value of MSRs.

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):
                                           Years ended December 31,
                                          -------------------------
                                               2008         2007
                                          -------------------------
Mortgage servicing rights:
Balance at beginning of period               $4,087        $3,912
Additions                                       745           665
Change in fair value                         (1,860)         (490)
                                          -------------------------
Balance at end of period                     $2,972        $4,087
                                          =========================
Servicing fees received                      $1,036          $997
Balance of loans serviced at:
     Beginning of period                   $406,743      $389,636
     End of period                         $431,195      $406,743
Weighted-average prepayment speed (CPR)        25.4%         12.7%
Discount rate                                   9.0%         10.0%

The changes in fair value of MSRs that occurred during 2008 were mainly due to changes in estimate life of the MSRs and the discount rate. The changes in fair value of MSRs that occurred during 2007 were mainly due to changes in estimate life of the MSRs.

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

Goodwill and Other Intangible Assets
Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

The Company has identifiable intangible assets consisting of core deposit premiums and minimum pension liability. Core deposit premiums are amortized using an accelerated method over a period of ten years. Intangible assets related to minimum pension liability are adjusted annually based upon actuarial estimates.

The following table summarizes the Company's goodwill intangible as of December 31, 2008 and 2007.

                               December 31,                         December 31,
   (Dollar in Thousands)         2007       Additions    Reductions         2008
                               -------------------------------------------------
   Goodwill                    $15,519         -             -           $15,519
                               =================================================

The following table summarizes the Company's core deposit intangibles as of December 31, 2008 and 2007.
                                December 31,                        December 31,
  (Dollar in Thousands)          2007       Additions    Reductions         2008
                               -------------------------------------------------
  Core deposit intangibles      $3,365        -               -           $3,365
  Accumulated amortization      (2,189)       -           ($523)         (2,712)
                               -------------------------------------------------
  Core deposit intangibles, net $1,176        -           ($523)            $653
                               =================================================

Core deposit intangibles are amortized over their expected useful lives. Such lives are periodically reassessed to determine if any amortization period
adjustments  are  indicated.   The  following  table  summarizes  the  Company's
estimated core deposit intangible amortization for each of the five succeeding years:
                                           Estimated Core Deposit
                                           Intangible Amortization
                       Years Ended         (Dollar in thousands)
                       -----------         -----------------------
                          2009                    $328
                          2010                    $260
                          2011                     $65
                       Thereafter                    -

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

On December 31 of each year, goodwill is tested for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Currently, and historically, the Company is comprised of only one reporting unit that operates within the business segment it has identified as "community banking".

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

Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), on January 1, 2006. SFAS 123R requires that stock-based compensation transactions be recognized as compensation cost, over the requisite service period in the income statement based on their fair values on the measurement date, which, for the Company, is the date of the grant. SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that were outstanding as of January 1, 2006 are recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R.

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

Earnings per share have been computed based on the following:

                                                        Years ended December 31,
                                                 -------------------------------
                                                   2008         2007        2006
                                                 -------------------------------
                                                           (in thousands)
Net income                                        $16,798    $25,693    $26,830
Average number of common shares outstanding        15,771     15,898     15,812
Effect of dilutive stock options                      280        466        571
Average number of common shares outstanding      -------------------------------
   used to calculate diluted earnings per share    16,051     16,364     16,383
                                                 ===============================

There were 291,490, 307,050 and 0 options excluded from the computation of diluted earnings per share for the years ended December 31, 2008, 2007 and 2006, respectively, because the effect of these options was antidilutive.

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

                                                                          Years Ended December 31,
                                                                       ---------------------------
                                                                         2008       2007       2006
 (in thousands)                                                        ----------------------------
Unrealized holding gains (losses) on  available-for-sale  securities   $4,839      $5,147     $895
Tax effect                                                             (2,035)     (2,164)    (376)
                                                                       ----------------------------
Unrealized  holding gains (losses) on available-for-sale securities,
  net of tax                                                            2,804       2,983      519
                                                                       ----------------------------
Change in minimum pension liability                                     1,293         (24)       -
Tax effect                                                               (543)         10        -
                                                                       ----------------------------
   Change in minimum pension liability, net of tax                        750         (14)       -
                                                                       ----------------------------
Change in joint beneficiary agreement liability                            94           -        -
Tax effect                                                                (40)          -        -
                                                                       ----------------------------
   Change in joint beneficiary agreement liability, net of tax             54           -        -
                                                                       ----------------------------
                                                                       $3,608      $2,969     $519
                                                                       ============================

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

                                                                                       December 31,
                                                                                ----------------------
                                                                                  2008          2007
  (in thousands)                                                                ----------------------
Net unrealized gains (losses) on available-for-sale securities                   $6,131        $1,292
Tax effect                                                                       (2,578)         (543)
                                                                                ----------------------
    Unrealized holding gains (losses) on available-for-sale securities, net of    3,553           749
      tax                                                                       ----------------------
Minimum pension liability                                                        (2,677)       (3,970)
Tax effect                                                                        1,126         1,669
                                                                                ----------------------
   Minimum pension liability, net of tax                                         (1,551)       (2,301)
                                                                                ----------------------
Joint beneficiary agreement liability                                                94             -
Tax effect                                                                          (40)            -
                                                                                ----------------------
   Joint beneficiary agreement liability, net of tax                                 54             -
                                                                                ----------------------
Accumulated other comprehensive income (loss)                                    $2,056       ($1,552)
                                                                                ======================

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

FASB Emerging Issues Task Force ("EITF") Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements. EITF 06-4 requires the recognition of a liability and related compensation expense for bank owned life insurance policies with joint beneficiary agreements that provide a benefit to an employee that extends to post-retirement periods. Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity's obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee's active service period based on the future cost of insurance to be incurred during the employee's retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, Employer's Accounting for Postretirement Benefits Other Than Pensions. The Company adopted EITF 06-4 effective as of January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings of $522,000 net of tax.

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


In December 2007, the FASB issued FASB Statement of Financial Accounting Standards No. 141 (revised), Business Combinations (SFAS 141R). SFAS 141R replaces SFAS 141. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS 141R replaces the cost-allocation process of SFAS 141, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141 required the acquirer to include the costs incurred to effect the acquisition (acquisition-related costs) in the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed. SFAS 141R requires those costs to be recognized separately from the acquisition. In addition, in accordance with SFAS 141, restructuring costs that the acquirer expected but was not obligated to incur were recognized as if they were a liability assumed at the acquisition date. SFAS 141R requires the acquirer to recognize those costs separately from the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of SFAS 141R on the Company's financial statements will be contingent on the terms and conditions of future business combinations.

In March 2008, the FASB issued FASB Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company's financial statements.

In May 2008, the FASB issued FASB Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The hierarchical guidance provided by SFAS 162 did not have a significant impact on the Company's financial statements.

In October 2008, the FASB issued Financial Accounting Standards Board Staff Position FAS 157-3 (FSP 157-3), Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company was subject to the provision of the FSP effective September 30, 2008. The implementation of FSP FAS 157-3 did not affect the Company's fair value measurements

Reclassifications
Certain amounts previously reported in the 2007 and 2006 financial statements have been reclassified to conform to the 2008 presentation. These reclassifications did not affect previously reported net income or total shareholders' equity.

Note 2 - Restricted Cash Balances

Reserves (in the form of deposits with the Federal Reserve Bank) of $12,318,000 and $10,388,000 were maintained to satisfy Federal regulatory requirements at December 31, 2008 and 2007. These reserves are included in cash and due from banks in the accompanying balance sheets.

Note 3 - Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:

                                                                                   December 31, 2008
                                                             --------------------------------------------------------
                                                                               Gross           Gross      Estimated
                                                              Amortized     Unrealized      Unrealized      Fair
                                                                Cost           Gains          Losses        Value
                                                             --------------------------------------------------------
Securities Available-for-Sale                                                       (in thousands)
-----------------------------
Obligations of U.S. government corporations and agencies       $236,786         $6,193           ($2)      $242,977
Obligations of states and political subdivisions                 22,644            293          (272)        22,665
Corporate debt securities                                         1,000              -           (81)           919
                                                             --------------------------------------------------------

       Total securities available-for-sale                     $260,430         $6,486         ($355)      $266,561
                                                             ========================================================

                                                                                   December 31, 2007
                                                                              Gross            Gross      Estimated
                                                              Amortized    Unrealized       Unrealized      Fair
                                                                Cost           Gains          Losses        Value
                                                             --------------------------------------------------------
Securities Available-for-Sale                                                       (in thousands)
-----------------------------
Obligations of U.S. government corporations and agencies       $202,885         $1,702         ($813)      $203,774
Obligations of states and political subdivision                  27,250            414           (16)        27,648
Corporate debt securities                                         1,000              5             -          1,005
                                                             --------------------------------------------------------
      Total securities available-for-sale                        $231,135         $2,121        ($829)      $232,427
                                                             ========================================================

The amortized cost and estimated fair value of debt securities at December 31, 2008 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2008, obligations of U.S. government corporations and agencies with a cost basis totaling $236,786,000 consist almost entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S.
government corporations and agencies is categorized based on final maturity date. At December 31, 2008, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 1.7 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.
                                                             Estimated
                                           Amortized           Fair
                                             Cost              Value
                                        ------------------------------
Investment Securities                           (in thousands)
---------------------
Due in one year                                $649              $652
Due after one year through five years        51,218            51,970
Due after five years through ten years       47,839            48,762
Due after ten years                         160,724           165,177
                                       --------------------------------
Totals                                     $260,430          $266,561
                                       ================================

Proceeds from sales of investment securities were as follows:

                          Gross           Gross          Gross
  For the Year          Proceeds          Gains         Losses
  ------------------------------------------------------------
                          (in thousands)

       2008                   --              --            --
       2007                   --              --            --
       2006              $10,779            $107          ($95)

Investment securities with an aggregate carrying value of $231,056,000 and $212,687,000 at December 31, 2008 and 2007, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

                                                   Less than 12 months   12 months or more            Total
                                                   -------------------   -----------------     ------------------

                                                   Fair    Unrealized    Fair    Unrealized    Fair    Unrealized
                                                   Value      Loss       Value      Loss       Value      Loss
                                                   --------------------------------------------------------------
December 31, 2008                                                      (in thousands)
Securities Available-for-Sale:
Obligations of U.S. government                     $1,130      (82)       $18       ($1)     $1,148      ($83)
   corporations and agencies
Obligations of states and political subdivisions    6,882     (272)         -         -       6,882      (272)
                                                   -------------------------------------------------------------
Total securities available-for-sale                $8,012    ($354)       $18       ($1)     $8,030     ($355)
                                                   ==============================================================

                                                   Less than 12 months   12 months or more            Total
                                                   -------------------   -----------------     ------------------
                                                   Fair    Unrealized    Fair    Unrealized    Fair    Unrealized
                                                   Value      Loss       Value      Loss       Value      Loss
                                                   --------------------------------------------------------------
December 31, 2007                                                       (in thousands)
Securities Available-for-Sale:
Obligations of U.S. government
   corporations and agencies                       $5,280      ($3)   $85,377     ($811)    $90,657     ($814)
Obligations of states and political subdivisions    1,645      (12)     1,245        (3)      2,890       (15)
                                                   -------------------------------------------------------------
Total securities available-for-sale                $6,925     ($15)   $86,622     ($814)    $93,547     ($829)
                                                   ==============================================================


Obligations of U.S. government corporations and agencies: The unrealized losses on investments in obligations of U.S. government corporations and agencies were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. At December 31, 2008, 12 debt securities representing obligations of U.S. government corporations and agencies had unrealized losses with aggregate depreciation of 7.2% from the Company's amortized cost basis.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by interest rate increases. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. At December 31, 2008, 13 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 3.9% from the Company's amortized cost basis.

Note 4 - Loans

A summary of the balances of loans follows:             December 31,
                                               ----------------------------
                                                    2008           2007
                                               ----------------------------
                                                       (in thousands)
Mortgage loans on real estate:
   Residential 1-4 family                         $121,915       $112,732
   Commercial                                      684,519        607,147
                                               ----------------------------
     Total mortgage loan on real estate            806,434        719,879
                                               ----------------------------
Consumer:
   Home equity lines of credit                     350,548        309,362
   Home equity loans                                67,749         84,010
   Auto Indirect                                    77,460        122,141
   Other                                            15,420         15,892
                                                ---------------------------
     Total consumer loans                          511,177        531,405
                                                ---------------------------
Commercial                                         189,592        164,734
Construction:                                   ---------------------------
   Residential                                      17,104         27,464
   Commercial                                       67,465        108,647
                                                ---------------------------
     Total construction                             84,569        136,111
                                                ---------------------------
Total loans                                      1,591,772      1,552,129
                                                ---------------------------
Less:  Allowance for loan losses                   (27,590)       (17,331)
       Net deferred loan (fees) costs                 (923)          (163)
                                                ---------------------------
Total loans, net                                $1,563,259     $1,534,635
                                                ===========================

Loans with an aggregate carrying value of $1,026,739,000 and $485,638,000 at December 31, 2008 and 2007, respectively, were pledged as collateral for specific borrowings and lines of credit.

Loans classified as nonaccrual, net of guarantees of the U.S. government, including its agencies and its government-sponsored agencies, amounted to approximately $27,338,000, $7,511,000, and $4,444,000 at December 31, 2008,
2007, and 2006, respectively. These nonaccrual loans were classified as impaired and are included in the recorded balance in impaired loans for the respective years shown below. If interest on those loans had been accrued, such income would have been approximately $2,901,000, $621,000, and $357,000 in 2008, 2007
and 2006, respectively. Loans 90 days past due and still accruing, net of guarantees of the U.S. government, including its agencies and its government-sponsored agencies, amounted to approximately $187,000, $0, and $68,000 at December 31, 2008, 2007 and 2006, respectively.

As of December 31, the Company's recorded investment in impaired loans, net of guarantees of the U.S. government, and the related valuation allowance were as follows (in thousands):

                                                                   December 31,
                                                               -----------------
                                                                 2008       2007
                                                               -----------------
Impaired loans with no allocated allowance, net of guarantees   $14,813   $4,299
Impaired loans with allocated allowance, net of guarantees       12,525    3,212
                                                               -----------------
Total impaired loans                                            $27,338   $7,511
                                                               =================
Allowance for loan losses allocated to impaired loans            $5,430   $1,395
                                                               =================

This valuation allowance is included in the allowance for loan losses shown above for the respective year. The average recorded investment in impaired loans was $17,425,000, $5,978,000, and $3,703,000 for the years ended December 31,
2008, 2007 and 2006, respectively. The Company recognized interest income on impaired loans of $1,753,000, $859,000, and $761,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (dollars in thousands):

                                                Years Ended December 31,
                                          --------------------------------------
                                            2008          2007           2006
   Allowance for loan losses:             --------------------------------------
   Balance at beginning of year           $17,331       $16,914         $16,226
   Provision for loan losses               20,950         3,032           1,289
   Loans charged off:
     Real estate mortgage:
       Residential                           (691)            -               -
       Commercial                             (18)            -               -
     Consumer:
       Home equity lines                   (2,942)         (678)            (39)
       Home equity loans                     (409)            -               -
       Auto indirect                       (2,710)       (1,581)           (690)
       Other consumer                      (1,237)       (1,062)           (896)
     Commercial                              (709)         (437)           (162)
     Construction:
       Residential                         (3,203)            -               -
       Commercial                               -             -               -
                                          --------------------------------------
   Total loans charged off                (11,919)       (3,758)         (1,787)
   Recoveries of previously
     charged off loans:
     Real estate mortgage:
       Residential                              -             -               -
       Commercial                              58            57              45
     Consumer:
       Home equity lines                       13             1              39
       Home equity loans                        -             5               3
       Auto indirect                          441           261             203
       Other consumer                         685           640             627
     Commercial                                31           179             269
     Construction:
       Residential                              -             -               -
       Commercial                               -             -               -
                                         ---------------------------------------
   Total recoveries of previously
     charged-off loans                      1,228         1,143           1,186
                                         ---------------------------------------
       Net charge-offs                    (10,691)       (2,615)           (601)
                                         ---------------------------------------
   Balance at end of year                 $27,590       $17,331         $16,914
                                         =======================================
   Reserve for unfunded commitments:
   Balance at beginning of year            $2,090        $1,849          $1,813
   Provision for losses -
     Unfunded commitments                     475           241              36
                                          --------------------------------------
   Balance at end of year                  $2,565        $2,090          $1,849
                                          ======================================
   Balance at end of year:
   Allowance for loan losses              $27,590       $17,331         $16,914
   Reserve for unfunded commitments         2,565        $2,090           1,849
                                          --------------------------------------
   Allowance for losses                   $30,155       $19,421         $18,763
                                          ======================================
   As a percentage of total loans:
   Allowance for loan losses                 1.73%         1.12%          1.12%
   Reserve for unfunded commitments          0.16%         0.13%          0.12%
                                          --------------------------------------
   Allowance for losses                      1.89%         1.25%          1.24%
                                          ======================================

Note 5 - Premises and Equipment

Premises and equipment were comprised of:
                                              December 31,
                                   ---------------------------------
                                     2008                     2007
                                   ---------------------------------
                                             (in thousands)
Premises                            $19,197                 $18,966
Furniture and equipment              23,456                  23,248
                                   ---------------------------------
                                     42,653                  42,214
Less:  Accumulated depreciation     (27,661)                (25,536)
                                   ---------------------------------
                                     14,992                  16,678
Land and land improvements            3,849                   3,814
                                   ---------------------------------
                                    $18,841                 $20,492
                                   =================================

Depreciation of premises and equipment amounted to $2,707,000, $3,071,000, and $3,209,000 in 2008, 2007, and 2006, respectively.

The Company leases one building for which the lease is accounted for as a capital lease. The cost basis of the building under this capital lease is $831,000 with accumulated depreciation of $800,000 and $773,000 at December 31, 2008 and 2007, respectively. The cost basis and accumulated depreciation of this building under capital lease are recorded in the balance of premises and equipment. Depreciation related to this building under capital lease is included in the depreciation of premises and equipment noted above.

At December 31, 2008, future minimum commitments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:

                                         Capital           Operating
                                         Leases               Leases
                                        ----------------------------
                                               (in thousands)
2009                                      $96               $2,123
2010                                        -                1,802
2011                                        -                1,312
2012                                        -                  883
2013                                        -                  557
Thereafter                                  -                  458
                                        ---------------------------
Future minimum lease payments              96               $7,135
                                                           =======
Less amount representing interest           6
                                         -----
Present value of future lease payments    $90
                                         =====

Rent expense under operating leases was $2,672,000 in 2008, $2,273,000 in 2007, and $2,175,000 in 2006.

Note 6 - Deposits

A summary of the balances of deposits follows:
                                                   December 31,
                                           -------------------------
                                               2008           2007
                                           -------------------------
                                                  (in thousands)
Noninterest-bearing demand                   $401,247       $378,680
Interest-bearing demand                       241,560        216,952
Savings                                       380,799        383,233
Time certificates, $100,000 and over          310,190        262,977
Other time certificates                       335,474        303,381
                                           -------------------------
   Total deposits                          $1,669,270     $1,545,223
                                           =========================

Certificate of deposit balances of $80,000,000 and $40,000,000 from the State of California were included in time certificates, $100,000 and over, at December 31, 2008 and 2007, respectively. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank's request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $1,989,000 and $1,512,000 were classified as consumer loans at December 31, 2008 and 2007, respectively.

At December 31, 2008, the scheduled maturities of time deposits were as follows (in thousands):

                       Scheduled
                      Maturities
                      ----------
2009                    $600,437
2010                      27,004
2011                       6,561
2012                       9,184
2013                       2,466
Thereafter                    12
                      ----------
   Total                $645,664
                      ==========

Note 7 - Other Borrowings

A summary of the balances of other borrowings follows:

                                                                                           December 31,
                                                                                    ------------------------
                                                                                        2008          2007
                                                                                    ------------------------
                                                                                          (in  thousands)
Borrowing under security repurchase agreement,  rate of 3-month LIBOR less 0.29%
     with a floor of 0% and a cap of  4.72%,  adjustable  on a  quarterly  basis until August 30, 2009.  From August 30, 2009 until final maturity on August
     30, 2012,  rate is fixed at 4.72% and principal is callable in its entirety
     by lender on a quarterly basis.                                                  $50,000      $50,000
FHLB loan, fixed rate of 5.41% payable on April 7, 2008, callable
   in its entirety by FHLB on a quarterly basis beginning April 7, 2003                    -        20,000
FHLB loan, fixed rate of 5.35% payable on December 9, 2008                                 -         1,500
FHLB loan, fixed rate of 5.77% payable on February 23, 2009                            1,000         1,000
Capital lease obligation on premises, effective rate of 13% payable
  monthly in varying amounts through December 1, 2009                                     90           168
Other collateralized borrowings, fixed rate of  0.85% payable on January 2, 2009      50,915        43,458
                                                                                     ----------------------
Total other borrowings                                                               $102,005      $116,126
                                                                                     ======================

During August 2007, the Company entered into a security repurchase agreement with principal balance of $50,000,000 and terms as described above. The Company did not enter into any other repurchase agreements during 2008 or 2007. The average balance of repurchase agreements for 2008 and 2007 was $50,000,000 and $16,986,000, respectively, with an average rate of 2.88% and 4.72%, respectively.

The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at December 31, 2008, this line provided for maximum borrowings of $449,580,000 of which $1,000,000 was outstanding, leaving $448,580,000 available. The total of borrowings from the FHLB at December 31, 2008 consists of the $1,000,000 described in the table above.

At December 31, 2008, the Company had $50,915,000 of other collateralized borrowings. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company.

The Company maintains a collateralized line of credit with the Federal Reserve Bank of San Francisco. Based on the collateral pledged at December 31, 2008, this line provided for maximum borrowings of $4,332,000 of which none was outstanding, leaving $4,332,000 available.

The Company has available unused correspondent banking lines of credit from commercial banks totaling $50,000,000 for federal funds transactions at December 31, 2008.

Note 8 - Junior Subordinated Debt

On July 31, 2003, the Company formed a subsidiary business trust, TriCo Capital Trust I, to issue trust preferred securities. Concurrently with the issuance of the trust preferred securities, the trust issued 619 shares of common stock to the Company for $1,000 per share or an aggregate of $619,000. In addition, the Company issued a Junior Subordinated Debenture to the Trust in the amount of $20,619,000. The terms of the Junior Subordinated Debenture are materially consistent with the terms of the trust preferred securities issued by TriCo Capital Trust I. Also on July 31, 2003, TriCo Capital Trust I completed an offering of 20,000 shares of cumulative trust preferred securities for cash in an aggregate amount of $20,000,000. The trust preferred securities are mandatorily redeemable upon maturity on October 7, 2033 with an interest rate that resets quarterly at three-month LIBOR plus 3.05%. TriCo Capital Trust I has the right to redeem the trust preferred securities on or after October 7, 2008. The trust preferred securities were issued through an underwriting syndicate to which the Company paid underwriting fees of $7.50 per trust preferred security or an aggregate of $150,000. The net proceeds of $19,850,000 were used to finance the opening of new branches, improve bank services and technology, repurchase shares of the Company's common stock under its repurchase plan and increase the Company's capital. The trust preferred securities have not been and will not be registered under the Securities Act of 1933, as amended, or applicable state securities laws and were sold pursuant to an exemption from registration under the Securities Act of 1933. The trust preferred securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws.

The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust I were reflected as junior subordinated debt in the consolidated balance sheets at December 31, 2008 and 2007. The common stock issued by TriCo Capital Trust I was recorded in other assets in the consolidated balance sheets at December 31, 2008 and 2007.

On June 22, 2004, the Company formed a second subsidiary business trust, TriCo Capital Trust II, to issue trust preferred securities. Concurrently with the issuance of the trust preferred securities, the trust issued 619 shares of common stock to the Company for $1,000 per share or an aggregate of $619,000. In addition, the Company issued a Junior Subordinated Debenture to the Trust in the amount of $20,619,000. The terms of the Junior Subordinated Debenture are materially consistent with the terms of the trust preferred securities issued by TriCo Capital Trust II. Also on June 22, 2004, TriCo Capital Trust II completed an offering of 20,000 shares of cumulative trust preferred securities for cash in an aggregate amount of $20,000,000. The trust preferred securities are mandatorily redeemable upon maturity on July 23, 2034 with an interest rate that resets quarterly at three-month LIBOR plus 2.55%. TriCo Capital Trust II has the right to redeem the trust preferred securities on or after July 23, 2009. The trust preferred securities were issued through an underwriting syndicate to which the Company paid underwriting fees of $2.50 per trust preferred security or an aggregate of $50,000. The net proceeds of $19,950,000 were used to finance the opening of new branches, improve bank services and technology, repurchase shares of the Company's common stock under its repurchase plan and increase the Company's capital. The trust preferred securities have not been and will not be registered under the Securities Act of 1933, as amended, or applicable state securities laws and were sold pursuant to an exemption from registration under the Securities Act of 1933. The trust preferred securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws.

The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust II were reflected as junior subordinated debt in the consolidated balance sheets at December 31, 2008 and 2007. The common stock issued by TriCo Capital Trust II was recorded in other assets in the consolidated balance sheets at December 31, 2008 and 2007.

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

Note 10 - Shareholders' Equity

Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $12,348,000, $13,941,000, and $8,995,000 in 2008, 2007 and 2006, respectively.
The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Financial Institutions. California banking laws limit the Bank's ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this regulation, at December 31, 2008, the Bank may pay dividends of $40,325,000.

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

Stock Repurchase Plan

On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company's common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this stock repurchase plan represented approximately 3.2% of the Company's 15,814,662 outstanding common shares as of August 21, 2007. This stock repurchase plan has no expiration date. As of December 31, 2008, the Company had repurchased 166,600 shares under this plan.

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

As of December 31, 2008, options for the purchase of 148,140 and 0 common shares remained available for grant under the 2001 and 1995 Plans, respectively. Stock option activity is summarized in the following table:

                                                                      Weighted
                                                                      Average
                                   Number         Option Price        Exercise
                                  Of Shares       Per Share           Price

Outstanding at December 31, 2007  1,351,181     $5.65  to  $25.91     $14.68
   Options granted                   83,300    $15.40  to  $17.25     $15.84
     Options exercised              (17,620)    $8.06  to   $8.20      $8.08
     Options forfeited              (12,060)   $21.54  to  $22.54     $22.42
Outstanding at December 31, 2008  1,404,801     $5.65  to  $25.91     $14.77

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of December 31, 2008:

                                                   Currently     Currently Not  Total
(dollars in thousands except exercise price)       Exercisable   Exercisable    Outstanding
Number of options                                  1,153,121      251,680       1,404,801
Weighted average exercise price                       $13.54       $20.40          $14.77
Intrinsic value (thousands)                          $13,225       $1,150         $14,375
Weighted average remaining contractual term (yrs.)      4.23         8.54            5.00

The 251,680 options that are not currently exercisable as of December 31, 2008 are expected to vest, on a weighted-average basis, over the next 3.14 years, and the Company is expected to recognize $1,452,000 of pre-tax compensation costs related to these options as they vest.

The following table shows the total intrinsic value of options exercised, the total fair value of options vested, total compensation costs for options recognized in income, and total tax benefit recognized in income related to compensation costs for options during the periods indicated:

                                                    Years Ended December 31,
                                                2008        2007        2006
                                              ----------------------------------
Intrinsic value of options exercised          $250,000  $2,765,000  $3,446,000
Fair value of options that vested             $604,000    $782,000    $662,000
Total compensation costs for options          $629,000    $782,000    $662,000
  recongnized in income
Total tax benefit recognized in income
   related to compensation costs for options  $230,000    $264,000    $188,000
Weighted average fair value of grants (per       $4.54       $7.70       $8.50
  option)

The Company did not modify any option grants in 2008, 2007, or 2006.

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
                                                Years Ended December 31,
                                             2008         2007        2006
Assumptions used to value option grants:   --------------------------------
Average expected terms (years)                8.5          8.1         7.1
Volatility                                   33.2%        32.4%       32.6%
Annual rate of dividends                     3.12%        2.31%       1.91%
Discount rate                                3.85%        4.81%       4.86%

Note 12 - Other Noninterest Income and Expenses

The components of other noninterest income were as follows (in thousands):

                                           Years Ended December 31,
                                       2008            2007         2006
                                     ------------------------------------
Sale of customer checks                $215            $210         $210
Lease brokerage income                  257             267          247
Commission rebates                      173             626          653
Gain on sale of foreclosed assets        51               -            -
Other                                   806             517          399
                                     ------------------------------------
     Total other noninterest income  $1,502          $1,620       $1,509
                                     ====================================

Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights, totaling ($824,000), $508,000, and $558,000, were recorded in service charges and fees noninterest income for the years ended December 31, 2008, 2007, and 2006, respectively.

The components of salaries and benefits expense were as follows (in thousands):
                                                        Years Ended December 31,
                                                         2008     2007     2006
                                                      --------------------------
Base salaries, net of deferred loan origination costs  $25,374  $24,582  $22,788
Incentive compensation                                   2,860    3,808    4,633
Benefits and other compensation costs                    9,878    9,676    9,034
                                                      --------------------------
     Total salaries and benefits expense               $38,112  $38,066  $36,455
                                                      ==========================

The components of other noninterest expense were as follows (in thousands):
                                                  Years Ended December 31,
                                                 2008        2007        2006
                                              ----------------------------------
Equipment and data processing                  $6,405       $6,300      $5,926
Occupancy                                       4,929        4,786       4,450
ATM network charges                             2,081        1,857       1,839
Telecommunications                              1,914        1,706       1,573
Professional fees                               1,853        1,516       1,652
Advertising                                     1,751        2,186       2,090
Courier service                                 1,069        1,223       1,308
Postage                                           930          916       1,006
Operational losses                                577          454         374
Assessments                                       570          331         326
Intangible amortization                           523          490       1,395
Change in reserve for unfunded commitments        475          241          36
Other                                           7,549        8,834       8,296
                                              ----------------------------------
     Total other noninterest expense          $30,626      $30,840     $30,271
                                              ==================================

Note 13 - Income Taxes

The components of consolidated income tax expense are as follows:

                           2008             2007            2006
                       -------------------------------------------
Current tax expense                   (in thousands)
     Federal           $11,789           $12,750          $14,155
     State               4,070             4,401            4,812
                       -------------------------------------------
                        15,859            17,151           18,967
                       -------------------------------------------
Deferred tax benefit
     Federal            (4,221)             (337)          (1,329)
     State              (1,477)             (169)            (350)
                       -------------------------------------------
                        (5,698)             (506)          (1,679)
                       -------------------------------------------
Total tax expense      $10,161           $16,645          $17,288
                       ===========================================

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense for financial and tax reporting purposes. The net change during the year in the deferred tax asset or liability results in a deferred tax expense or benefit.

Taxes recorded directly to shareholders' equity are not included in the preceding table. These taxes (benefits) relating to changes in minimum pension liability amounting to $543,000 in 2008, ($10,000) in 2007, and ($880,000) in
2006, unrealized gains and losses on available-for-sale investment securities amounting to $2,035,000 in 2008, $2,164,000 in 2007, and $376,000 in 2006, taxes
(benefits) related to employee stock options of $444,000 in 2008, ($1,731,000) in 2007, and ($205,000) in 2006, and benefits related to changes in joint beneficiary agreement liability of ($340,000) in 2008, were recorded directly to shareholders' equity.

The temporary differences, tax effected, which give rise to the Company's net deferred tax asset recorded in other assets are as follows as of December 31 for the years indicated:

                                                  2008              2007
                                                ---------------------------
Deferred tax assets:                                  (in thousands)
  Allowance for losses                          $12,679            $8,166
  Deferred compensation                           3,648             3,477
  Accrued pension liability                       3,506             3,104
  Additional minimum pension liability            1,126             1,669
  State taxes                                     1,424             1,434
  Intangible amortization                           815             1,070
  Stock option expense                              689               448
  Nonaccrual interest                               483               261
  Joint beneficiary agreement liability             429                 -
  OREO write downs                                  140                76
  Capital lease                                      25                46
                                                ---------------------------
    Total deferred tax assets                    24,964            19,751
                                                ---------------------------
Deferred tax liabilities:
  Securities income                              (1,332)           (1,134)
  Unrealized gain on securities                  (2,578)             (543)
  Depreciation                                     (406)             (543)
  Core deposit premium                             (274)             (494)
  Merger related fixed asset valuations            (379)             (379)
  Securities accretion                             (179)             (123)
  Mortgage servicing rights valuation              (232)             (558)
  Other, net                                       (444)             (297)
                                                ---------------------------
   Total deferred tax liability                  (5,824)           (4,071)
                                                ---------------------------
Net deferred tax asset                          $19,140           $15,680
                                                ===========================

The Company believes that a valuation allowance is not needed to reduce the deferred tax assets as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company had no unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings. The Company had no unrecognized tax benefits at January 1, 2007, December 31, 2007, or December 31, 2008.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2008 and 2007 the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction, and California. With few exceptions, the Company is no longer subject to U.S.
federal or state/local income tax examinations by tax authorities for years before 2005.

The provisions for income taxes applicable to income before taxes for the years ended December 31, 2008, 2007 and 2006 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

                                                     Years Ended December 31,
                                                   ---------------------------
                                                    2008        2007     2006
                                                   ---------------------------
Federal statutory income tax rate                   35.0%       35.0%    35.0%
State income taxes, net of federal tax benefit       6.3         6.6      6.6
Tax-exempt interest on municipal obligations        (1.5)       (1.1)    (1.3)
Increase in cash value of insurance policies        (2.4)       (1.2)    (1.4)
Other                                                0.3         -        0.3
                                                   ---------------------------
Effective Tax Rate                                  37.7%       39.3%    39.2%
                                                   ===========================
Note 14 - Retirement Plans

401(k) Plan
The Company sponsors a 401(k) Plan whereby substantially all employees age 21 and over with 90 days of service may participate. Participants may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company does not contribute to the 401(k) Plan. The Company did not incur any material expenses attributable to the 401(k) Plan during 2008, 2007, and 2006.

Employee Stock Ownership Plan
Substantially all employees with at least one year of service are covered by a discretionary employee stock ownership plan (ESOP). Contributions are made to the plan at the discretion of the Board of Directors. Contributions to the plan totaling $1,560,000 in 2008, $1,560,000 in 2007, and $1,498,000 in 2006 are
included in salary expense. Company shares owned by the ESOP are paid dividends and included in the calculation of earnings per share exactly as other common shares outstanding.

Deferred Compensation Plans
The Company has deferred compensation plans for directors and key executives, which allow directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company's deferred compensation obligations of $8,676,000, and $8,269,000 at December 31, 2008 and 2007,
respectively. Earnings credits on deferred balances totaling $787,000 in 2008, $742,000 in 2007, and $724,000 in 2006 are included in noninterest expense.

Supplemental Retirement Plans
The Company has supplemental retirement plans for directors and key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company's retirement obligations. The cash values of the insurance policies purchased to fund the deferred compensation obligations and the retirement obligations were $46,815,000 and $44,981,000 at December 31, 2008 and 2007,
respectively.

The Company recorded in other liabilities an additional minimum pension liability of $2,677,000 and $3,970,000 related to the supplemental retirement plans as of December 31, 2008 and 2007, respectively. These amounts represent the amount by which the projected benefit obligations for these retirement plans exceeded the fair value of plan assets plus amounts previously accrued related to the plans. The projected benefit obligation is recorded in other liabilities. At December 31, 2006, the Company adopted SFAS 158, which was previously discussed in Note 1. The incremental impact of adoption of SFAS 158 was an increase in additional minimum liability of $2,095,000, which was offset by a reduction of shareholders' equity of $1,215,000, representing the after-tax impact of the adoption, and the related deferred tax asset of $880,000.

At December 31, 2008 and 2007, the additional minimum pension liability of $2,677,000 and $3,970,000 were offset by a reduction of shareholders' equity accumulated other comprehensive loss of $1,551,000 and $2,301,000, respectively, representing the after-tax impact of the additional minimum pension liability, and the related deferred tax asset of $1,125,000 and $1,669,000, respectively. The Company expects to recognize approximately $99,000 of the net actuarial loss reported in the following table as of December 31, 2008 as a component of net periodic benefit cost during 2009.

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net period benefit cost of the Company's defined benefit pension plans are presented in the following table.
                                                               December 31,
                                                            2008           2007
(in thousands)                                           -----------------------
Net actuarial loss                                       ($1,926)       ($2,823)
Deferred tax benefit                                         810           1,187
                                                         -----------------------
Amount included in accumulated other comprehensive loss,
  net of tax                                             ($1,116)       ($1,636)
                                                         =======================

Information pertaining to the activity in the supplemental retirement plans, using a measurement date of December 31, is as follows:
                                                                December 31,
                                                            2008           2007
(in thousands)                                           -----------------------
Change in benefit obligation:
Benefit obligation at beginning of year                  ($11,353)    ($10,378)
Service cost                                                 (555)        (599)
Interest cost                                                (664)        (583)
Amendments                                                    214            -
Actuarial gain/(loss)                                         749         (320)
Benefits paid                                                 593          527
                                                         -----------------------
Benefit obligation at end of year                        ($11,016)    ($11,353)
                                                         =======================
Change in plan assets:
Fair value of plan assets at beginning of year             $    --       $    --
                                                         -----------------------
Fair value of plan assets at end of year                   $    --       $    --
                                                         =======================
Funded status                                            ($11,016)    ($11,353)
Unrecognized net obligation existing at January 1, 1986        21           23
Unrecognized net actuarial loss                             1,926        2,823
Unrecognized prior service cost                               730        1,124
Accumulated other comprehensive income                     (2,677)      (3,970)
                                                         -----------------------
Accrued benefit cost                                     ($11,016)    ($11,353)
                                                         =======================
Accumulated benefit obligation                            ($8,712)     ($8,588)

The following table sets forth the net periodic benefit cost recognized for the supplemental retirement plans:
                                                        Years Ended December 31,
                                                       2008       2007      2006
                                                      --------------------------
                                                             (in thousands)
Net pension cost included the following components:
Service cost-benefits earned during the period          $555       $599     $555
Interest cost on projected benefit obligation            664        583      528
Amortization of net obligation at transition               2          2        2
Amortization of prior service cost                       180        181      201
Recognized net actuarial loss                            148        113      134
                                                      --------------------------
Net periodic pension cost                             $1,549     $1,478   $1,420
                                                      ==========================

The following table sets forth assumptions used in accounting for the plans:

                                                        Years Ended December 31,
                                                          2008     2007    2006
                                                        ------------------------
Discount rate used to calculate benefit obligation         6.50%   6.00%   5.75%
Discount rate used to calculate net periodic pension cost  6.00%   5.75%   5.50%
Average annual increase in executive compensation          4.00%   4.00%   5.00%
Average annual increase in director compensation           2.50%   2.50%   2.50%

The following table sets forth the expected benefit payments to participants and estimated contributions to be made by the Company under the supplemental retirement plans for the years indicated:

                                     Expected Benefit           Estimated
                                       Payments to               Company
   Years Ended                        Participants            Contributions
   -----------                       ----------------         -------------
                                     (in thousands)
      2009                                 $733                   $733
      2010                                  733                    733
      2011                                  759                    759
      2012                                  808                    808
      2013                                  828                    828
    2014-2018                            $4,176                 $4,176

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

The following table summarizes the activity in these loans for 2008 and 2007 (in thousands):

Balance December 31, 2006                       6,537
Advances/new loans                              3,909
Removed/payments                               (5,228)
                                              --------
Balance December 31, 2007                      $5,218
Advances/new loans                                392
Removed/payments                               (3,292)
                                              --------
Balance December 31, 2008                      $2,318
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



                                                          December 31,
                                                     2008              2007
                                                   --------------------------
                                                          in thousands)
Financial instruments whose amounts represent risk:
  Commitments  to extend credit:
    Commercial loans                               $138,666         $141,914
    Consumer loans                                  452,349          464,154
    Real estate mortgage loans                       22,217           23,326
    Real estate construction loans                   24,708           56,212
    Standby letters of credit                         5,425            5,027
  Deposit account overdraft privilege                35,883           33,517

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of one year or less or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on Management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, residential properties and income-producing commercial properties.

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

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value, or the appraised value contains a significant assumption, and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis:

Fair value at December 31, 2008           Total   Level 1     Level 2   Level 3
Securities available-for-sale           $266,561       -     $266,561         -
Mortgage servicing rights                  2,972       -            -     2,972
                                        ----------------------------------------
Total assets measured at fair value     $269,533       -     $266,561     2,972
                                        ========================================

The table below presents the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

Fair value at December 31, 2008           Total    Level 1   Level 2    Level 3
Impaired loans                           $27,164        -         -     $27,164
                                        ----------------------------------------
Total assets measured at fair value      $27,164        -         -     $27,164
                                        ========================================

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

Cash Value of Life Insurance
The fair values of insurance policies owned are based on the insurance contract's cash surrender value.

Deposit Liabilities and Long-Tem Debt
The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. These values do not consider the estimated fair value of the Company's core deposit intangible, which is a significant unrecognized asset of the Company. The fair value of time deposits and debt is based on the discounted value of contractual cash flows.

Securities  Sold under  Agreements to Repurchase  and Federal Funds  Purchase or
Sold
For short-term instruments, including securities sold under agreements to repurchase and federal funds purchased or sold, the carrying amount is a reasonable estimate of fair value.

Other Borrowings
The fair value of other borrowings is calculated based on the discounted value of the contractual cash flows using current rates at which such borrowings can currently be obtained.

Junior Subordinated Debentures
The fair value of junior subordinated debentures is estimated using a discounted cash flow model. The future cash flows of these instruments are extended to the next available redemption date or maturity date as appropriate based upon the spreads of recent issuances or quotes from brokers for comparable bank holding companies compared to the contractual spread of each junior subordinated debenture measured at fair value.

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

The estimated fair values of the Company's financial instruments are as follows:


                                                  December 31, 2008                  December 31, 2007
                                            ---------------------------       -----------------------------
                                             Carrying           Fair            Carrying           Fair
                                              Amount           Value             Amount            Value
                                            ---------------------------       -----------------------------
Financial Assets:                                 (in thousands)                     (in thousands)
  Cash and due from banks                     $86,355          $86,355           $88,798           $88,798
  Federal funds sold                                -                -                 -                 -
  Securities available-for-sale               266,561          266,561           232,427           232,427
  Federal Home Loan Bank stock, at cost         9,235            9,235             8,766             8,766
  Loans, net                                1,563,259        1,623,697         1,534,635         1,554,266
  Cash value of life insurance                 46,815           46,815            44,981            44,981
  Accrued interest receivable                   7,935            7,935             8,554             8,554
Financial liabilities:
  Deposits                                  1,669,270        1,646,561         1,545,223         1,483,542
  Accrued interest payable                      6,146            6,146             7,871             7,871
  Federal funds purchased                           -                -            56,000            56,000
  Other borrowings                            102,005          101,681           116,126           120,088
  Junior subordinated debt                     41,238           21,856            41,238            41,238

                                             Contract           Fair            Contract           Fair
Off-balance sheet:                            Amount            Value            Amount            Value
                                            --------------------------        -----------------------------
 Commitments                                 $637,940           $6,379          $685,606            $6,856
 Standby letters of credit                      5,425               54             5,027                50
 Overdraft privilege commitments               35,883              359            33,517               335

Note 18 - TriCo Bancshares Financial Statements

                 TriCo Bancshares (Parent Only) Balance Sheets
                                                                                 December 31,
                                                                          -------------------------
                                                                              2008           2007
                                                                          -------------------------
Assets                                                                          (in thousands)
Cash and Cash equivalents                                                   $1,071          $1,405
Investment in Tri Counties Bank                                            237,473         227,946
Other assets                                                                 1,239           1,427
                                                                          -------------------------
   Total assets                                                           $239,783        $230,778
Liabilities and shareholders' equity                                      =========================
Other liabilities                                                             $613            $662
Junior subordinated debt                                                    41,238          41,238
                                                                          -------------------------
   Total liabilities                                                       $41,851         $41,900
                                                                          -------------------------
Shareholders' equity:
Common stock, no par value: authorized 50,000,000 shares;
 issued and outstanding 15,756,101 and 15,911,550 shares, respectively     $78,246         $78,775
Retained earnings                                                          117,630         111,655
Accumulated other comprehensive loss, net                                    2,056          (1,552)
                                                                          -------------------------
    Total shareholders' equity                                            $197,932        $188,878
                                                                          -------------------------
    Total liabilities and shareholder's equity                            $239,783        $230,778
                                                                          =========================

                                                                    Years ended December 31,
                                                             ------------------------------------
Statements of Income                                            2008         2007        2006
                                                             ------------------------------------
                                                                         (in thousands)
Dividend income                                                   $2           $18          $18
Interest expense                                              (2,580)       (3,296)      (3,202)
Administration expense                                          (536)         (701)        (584)
                                                             ------------------------------------
Loss before equity in net income of Tri Counties Bank         (3,114)       (3,980)      (3,768)
Equity in net income of Tri Counties Bank:
   Distributed                                                12,349        13,941        8,995
   Undistributed                                               6,256        14,055       20,014
Income tax benefit                                             1,307         1,677        1,589
                                                             ------------------------------------
Net income                                                   $16,798       $25,693      $26,830
                                                             ====================================

Statements of Cash Flows                                            Years ended December 31,
                                                             ------------------------------------
                                                                 2008          2007        2006
                                                             ------------------------------------
Operating activities:                                                     (in thousands)
   Net income                                                  $16,798     $25,693       $26,830
   Adjustments to reconcile net income to net cash provided
         by operating activities:
     Undistributed equity in Tri Counties Bank                  (6,256)    (14,055)      (20,014)
    Stock option vesting expense                                   629         782           662
    Stock option excess tax benefits                               444      (1,731)         (205)
     Net change in other assets and liabilities                   (490)       (754)         (167)
                                                             ------------------------------------
     Net cash provided by operating activities                  11,125       9,935         7,106
Investing activities: None
Financing activities:
   Issuance of common stock through option exercise                  -         704           537
   Stock option excess tax benefits                               (444)      1,731           205
   Repurchase of common stock                                   (2,822)     (4,167)           --
   Cash dividends paid  --  common                              (8,193)     (8,270)       (7,595)
                                                             ------------------------------------
     Net cash used for financing activities                    (11,459)    (10,002)       (6,853)
                                                             ------------------------------------
         Increase (decrease) in cash and cash equivalents         (334)        (67)          253
Cash and cash equivalents at beginning of year                   1,405       1,472         1,219
                                                             ------------------------------------
Cash and cash equivalents at end of year                        $1,071      $1,405        $1,472
                                                             ====================================

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2008, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2008, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that Management believes have changed the institution's category. The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                             Minimum
                                                                                                           To Be Well
                                                                                                        Capitalized Under
                                                                                   Minimum              Prompt Corrective
                                                        Actual               Capital Requirement        Action Provisions
                                               ---------------------------------------------------------------------------
                                                  Amount       Ratio           Amount       Ratio        Amount      Ratio
                                               ---------------------------------------------------------------------------
As of December 31, 2008:                                                   (dollars in thousands)
Total Capital (to Risk Weighted Assets):
    Consolidated                              $244,032         12.42%         $157,155      8.0%       N/A           N/A
    Tri Counties Bank                         $243,557         12.41%         $157,055      8.0%      $196,318       10.0%
Tier 1 Capital (to Risk Weighted Assets):
    Consolidated                              $219,407         11.17%          $78,577       4.0%      N/A           N/A
    Tri Counties Bank                         $218,948         11.15%          $78,527       4.0%     $117,791       6.0%
Tier 1 Capital (to Average Assets):
    Consolidated                              $219,407         11.09%          $79,147       4.0%      N/A           N/A
    Tri Counties Bank                         $218,948         11.07%          $79,093       4.0%      $98,866       5.0%

As of December 31, 2007:
Total Capital (to Risk Weighted Assets):
   Consolidated                               $232,747         11.90%         $156,501      8.0%       N/A           N/A
   Tri Counties Bank                          $231,815         11.86%         $156,387      8.0%      $195,484       10.0%
Tier 1 Capital (to Risk Weighted Assets):
   Consolidated                               $213,326         10.90%          $78,251       4.0%      N/A           N/A
   Tri Counties Bank                          $212,394         10.87%          $78,194       4.0%     $117,290        6.0%
Tier 1 Capital (to Average Assets):
   Consolidated                               $213,326         11.16%          $76,429       4.0%      N/A           N/A
   Tri Counties Bank                          $212,394         11.12%          $76,366       4.0%     $95,458        5.0%

Note 20 - Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the four quarters of 2008 and 2007, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

                                                                    2008 Quarters Ended
                                                    --------------------------------------------------------
                                                     December 31,  September 30,    June 30,       March 31,
                                                    --------------------------------------------------------
                                                          (dollars in thousands, except per share data)
Interest income                                        $29,679        $29,971        $30,332       $31,130
Interest expense                                         7,064          7,252          7,471         9,765
                                                       -------        -------        -------       -------
Net interest income                                     22,615         22,719         22,861        21,365
Provision for loan losses                                5,450          2,600          8,800         4,100
                                                       -------        -------        -------       -------
Net interest income after
   provision for loan losses
Noninterest income                                       6,165          6,792          7,280         6,850
Noninterest expense                                     16,732         16,589         17,844        17,573
                                                       -------        -------        -------        -------
Income before income taxes                               6,598         10,322          3,497         6,542
Income tax expense                                       2,357          4,087          1,223         2,494
                                                      --------       --------       --------      ---------
Net income                                            $  4,241       $  6,235       $  2,274      $  4,048
                                                      ========       ========       ========      ========
Per common share:
   Net income (diluted)                               $   0.26       $   0.39       $   0.14      $   0.25
                                                      ========       ========       ========      ========
   Dividends                                          $   0.13       $   0.13       $   0.13      $   0.13
                                                      ========       ========       ========      ========


                                                                    2007 Quarters Ended
                                                    --------------------------------------------------------
                                                     December 31,    September 30,    June 30,     March 31,
                                                    --------------------------------------------------------
                                                          (dollars in thousands, except per share data)
Interest income                                        $32,179        $32,442        $31,986       $30,661
Interest expense                                        10,869         10,602          9,895         9,216
                                                       -------        -------        -------       -------
Net interest income                                     21,310         21,840         22,091        21,445
Provision for loan losses                                1,350            700            500           482
                                                       -------        -------         ------       -------
Net interest income after
   provision for loan losses                            19,960         21,140        21,591         20,963
Noninterest income                                       7,114          6,847          7,029         6,600
Noninterest expense                                     17,751         16,752         17,443        16,960
                                                       -------         ------        -------        ------
Income before income taxes                               9,323         11,235         11,177        10,603
Income tax expense                                       3,622          4,442          4,422         4,159
                                                      --------        -------        -------       -------
Net income                                            $  5,701       $  6,793       $  6,755      $  6,444
                                                      ========       ========       ========      ========
Per common share:
   Net income (diluted)                               $   0.35      $   0.42       $   0.41         $   0.39
                                                      ========      ========       ========         ========
   Dividends                                          $   0.13      $   0.13       $   0.13         $   0.13
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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2008.

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

Moss Adams LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements as of and for the year ended December 31, 2008, and the Company's effectiveness of internal control over financial reporting as of December 31, 2008, as stated in its reports, which are included herein.


/s/ Richard P. Smith
-------------------------------------
Richard P. Smith
President and Chief Executive Officer

/s/ Thomas J. Reddish
-------------------------------------
Thomas J. Reddish
Executive Vice President and Chief Financial Officer


March 12, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
TriCo Bancshares


We have audited the accompanying consolidated balance sheets of TriCo Bancshares and subsidiary, (the Company) as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. We have also audited TriCo Bancshares internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TriCo's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TriCo Bancshares and subsidiary as of December 31, 2008 and 2007 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion TriCo Bancshares maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

As discussed in Notes 1 and 17 to the consolidated financial statements, effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements and
Emerging Task Force (EITF) 06-04, Accounting for Deferred Compensation and Postretirement Benefits Aspects of Split Dollar Life Insurance Arrangements.

/s/ Moss Adams LLP

Stockton, California
March 12, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TriCo Bancshares:

We have audited the accompanying consolidated statements of income, changes in shareholders' equity, and cash flows of TriCo Bancshares and subsidiary (the Company) for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of TriCo Bancshares and subsidiary for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.


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

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, the end of the period covered by this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2008, the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

(b) Management's Report on Internal Control over Financial Reporting and Attestation Report of Registered Public Accounting Firm

Management's report on internal control over financial reporting is set forth on page 76 of this report and is incorporated herein by reference. The effectiveness of the Company's internal control over financial reporting as of December 31, 2008 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in its report, which is set forth on page XX of this report and is incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B. OTHER INFORMATION

All information required to be disclosed in a current report on Form 8-K during the fourth quarter of 2008 was so disclosed.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 19, 2009, which will be filed with the Commission pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 19, 2009, which will be filed with the Commission pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 19, 2009, which will be filed with the Commission pursuant to Regulation 14A.

ITEM  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 19, 2009, which will be filed with the Commission pursuant to Regulation 14A.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 19, 2009, which will be filed with the Commission pursuant to Regulation 14A.

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

        3. Exhibits.

          The exhibit list required by this item is incorporated by reference to the Exhibit Index filed with this report.

(b) Exhibits filed:

     See Exhibit Index under Item 15(a)(3) above for the list of exhibits required to be filed by Item 601 of regulation S-K with this report.

(c) Financial statement schedules filed:

     See Item 15(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 12, 2009                        TRICO BANCSHARES

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



Date:  March 12, 2009                  /s/ Richard P. Smith
                                       ----------------------------------------
                                       Richard P. Smith, President, Chief
                                       Executive Officer and Director
                                       (Principal Executive Officer)



Date:  March 12, 2009                  /s/ Thomas J. Reddish
                                       ----------------------------------------
                                       Thomas J. Reddish, Executive Vice
                                       President and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)



Date:  March 12, 2009                  /s/ Donald J. Amaral
                                       ----------------------------------------
                                       Donald J. Amaral, Director



Date:  March 12, 2009                  /s/ William J. Casey
                                       ----------------------------------------
                                       William J. Casey, Director and Chairman
                                       of the Board



Date:  March 12, 2009                  /s/ Craig S. Compton
                                       ----------------------------------------
                                       Craig S. Compton, Director

Date:  March 12, 2009                  /s/ L. Gage Chrysler
                                       ----------------------------------------
                                       L. Gage Chrysler, Director



Date:  March 12, 2009                  /s/ John S.A. Hasbrook
                                       ----------------------------------------
                                       John S.A. Hasbrook, Director



Date:  March 12, 2009                  /s/ Michael W. Koehnen
                                       ----------------------------------------
                                       Michael W. Koehnen, Director



Date:  March 12, 2009                  /s/ Donald E. Murphy
                                       ----------------------------------------
                                       Donald E. Murphy, Director and
                                       Vice Chairman of the Board



Date:  March 12, 2009                  /s/ Steve G. Nettleton
                                       ----------------------------------------
                                       Steve G. Nettleton, Director



Date:  March 12, 2009                  /s/ Carroll R. Taresh
                                       ----------------------------------------
                                       Carroll R. Taresh, Director



Date:  March 12, 2009                  /s/ Alex A. Vereschagin. Jr.
                                       ----------------------------------------
                                       Alex A. Vereschagin, Jr., Director

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

     10.1* Rights Agreement dated June 25, 2001, between TriCo and Mellon Investor Services LLC filed as Exhibit 1 to TriCo's Form 8-A dated July 25, 2001.

     10.2* Form of Change of Control Agreement dated as of August 23, 2005, between TriCo, Tri Counties Bank and each of Bruce Belton, Dan Bailey, Craig Carney, Gary Coelho, Rick Miller, Richard O'Sullivan, Thomas Reddish, and Ray Rios filed as Exhibit 10.2 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

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

     10.11* 2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 and amended November 12, 2008 filed as Exhibit 99.1 to TriCo's Form 8-K dated January 5, 2009.

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

     10.16* 2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 and amended December 30, 2008 filed as
               Exhibit 99.2 to TriCo's Form 8-K dated January 5, 2009.

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

     10.22* Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of Dan Bailey, Craig Carney, Rick Miller, Richard O'Sullivan, Thomas Reddish, Ray Rios, and Richard Smith filed as Exhibit 10.21 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

     21.1      Subsidiaries of the Registrant

     23.1      Independent Registered Public Accounting Firm's Consent

     23.2      Independent Registered Public Accounting Firm's Consent

     31.1      Rule 13a-14(a)/15d-14(a) Certification of CEO

     31.2      Rule 13a-14(a)/15d-14(a) Certification of CFO

     32.1      Section 1350 Certification of CEO

     32.2      Section 1350 Certification of CFO

       *   Management contract or compensatory plan or arrangement


Exhibit 21

Subsidiaries of TriCo Bancshares
As of December 31, 2008
--------------------------------

Subsidiary                                    State and Form of Organization
----------                                    ------------------------------
Tri Counties Bank                             California banking corporation,
TriCo Capital Trust I                         Delaware business trust
TriCo Capital Trust II                        Delaware business trust

Exhibit 23.1

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in Registration Statement Nos. No. 033-62063, No. 333-6664 and No. 333-115455 on Form S-8 of our report dated March 12, 2009, relating to the consolidated financial statements and the effectiveness of internal controls over financial reporting, appearing in this Annual Report on Form 10-K of TriCo Bancshares for the year ended December 31, 2008.


/s/ Moss Adams LLP

Stockton, California
March 12, 2009

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

Sacramento, California
March 12, 2009

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


Date:  March 12, 2009                    /s/ Richard P. Smith
                                        ---------------------------------------
                                        Richard P. Smith
                                        President and Chief Executive Officer

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


Date: March 12, 2009                    /s/ Thomas J. Reddish
                                        ----------------------------
                                        Thomas J. Reddish
                                        Executive Vice President and
                                          Chief Financial

Exhibit 32.1

Section 1350 Certification of CEO

In connection with the Annual Report of TriCo Bancshares (the "Company") on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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



Exhibit 32.2

Section 1350 Certification of CFO

In connection with the Annual Report of TriCo Bancshares (the "Company") on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Reddish, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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