Form 10-Q
period 2009-03-31
TRICO BANCSHARES /
filed 2009-05-08
CIK 356171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                  Quarterly Report Pursuant Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2009         Commission file number 0-10661
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

                             Yes  X        No
                                 ----        -----

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Act (check one).

            Large accelerated filer      Accelerated filer  X
                                   ----                   ----
            Non-accelerated filer        Small reporting company
                                   ----                          ----
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                             Yes           No  X
                                -----        ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Class:  Common stock, no par value

Outstanding shares as of March 31, 2009:  15,782,753

                                TABLE OF CONTENTS

                                                                           Page

Forward Looking Statements                                                    1

PART I - FINANCIAL INFORMATION                                                2

   Item 1 - Financial Statements                                              2

            Notes to Unaudited Condensed Consolidated Financial Statements    6

            Financial Summary                                                18

   Item 2 - Management's Discussion and Analysis of Financial                19
            Condition and Results of Operations

   Item 3 - Quantitative and Qualitative Disclosures about Market Risk       27

   Item 4 - Controls and Procedures                                          28

PART II - OTHER INFORMATION                                                  29

   Item 1 - Legal Proceedings                                                29

   Item 1A - Risk Factors                                                    29

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds      29

   Item 6 - Exhibits                                                         30

   Signatures                                                                33

   Exhibits                                                                  34

                                       36
                           FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about TriCo Bancshares (the "Company") for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on Management's current knowledge and belief and include information concerning the Company's possible or assumed future financial condition and results of operations. When you see any of the words "believes", "expects", "anticipates", "estimates", or similar expressions, it may mean the Company is making forward-looking statements. A number of factors, some of which are beyond the Company's ability to predict or control, could cause future results to differ materially from those contemplated. The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2008, and Part II, Item 1A of this report for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those suggested by any forward-looking statement made in this report. Such Form 10-K and this report should be read to put any forward-looking statements in context and to gain a more complete understanding of the risks and uncertainties involved in the Company's business. Any forward-looking statement may turn out to be wrong and cannot be guaranteed. The Company does not intend to update any forward-looking statement after the date of this report.


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data; unaudited)

                                                          At March 31,          At December 31,
                                                      2009           2008            2008
                                                   --------------------------   ---------------
Assets:
Cash and due from banks                              $137,241         $74,713        $86,355
                                                  ---------------------------   --------------
         Cash and cash equivalents                    137,241          74,713         86,355
Securities available-for-sale                         279,122         272,276        266,561
Federal Home Loan Bank stock, at cost                   9,235           8,885          9,235
Loans, net of allowance for loan losses
    of $32,774, $19,383 and $27,590                 1,534,182       1,528,561      1,563,259
Foreclosed assets, net of allowance for
    losses of $392, $180 and $230                       2,407             836          1,185
Premises and equipment, net                            18,537          20,069         18,841
Cash value of life insurance                           47,095          45,341         46,815
Accrued interest receivable                             7,970           8,096          7,935
Goodwill                                               15,519          15,519         15,519
Other intangible assets, net                              519           1,053            653
Other assets                                           26,525          24,001         26,832
                                                  ---------------------------   -------------
    Total Assets                                   $2,078,352      $1,999,350     $2,043,190
                                                  ===========================   =============
Liabilities:
Deposits:
    Noninterest-bearing demand                       $371,639        $358,684       $401,247
    Interest-bearing                                1,355,067       1,169,791      1,268,023
                                                   --------------------------   -------------
    Total deposits                                  1,726,706       1,528,475      1,669,270
Federal funds purchased                                     -         102,300              -
Accrued interest payable                                5,769           6,201          6,146
Reserve for unfunded commitments                        2,740           2,915          2,565
Other liabilities                                      25,272          25,154         24,034
Other borrowings                                       76,081         103,767        102,005
Junior subordinated debt                               41,238          41,238         41,238
                                                   --------------------------   -------------
    Total Liabilities                               1,877,806       1,810,050      1,845,258
                                                   --------------------------   -------------
Commitments and contingencies
Shareholders' Equity:
Common stock, no par value: 50,000,000 shares
    authorized; issued and outstanding:
    15,782,753 at March 31, 2009                       79,132
    15,744,950 at March 31, 2008                                       78,142
    15,756,101 at December 31, 2008                                                   78,246
Retained earnings                                     117,940         111,133        117,630
Accumulated other comprehensive income, net             3,474              25          2,056
                                                   --------------------------    ------------
    Total Shareholders' Equity                        200,546         189,300        197,932
                                                   --------------------------    ------------
    Total Liabilities and Shareholders' Equity     $2,078,352      $1,999,350     $2,043,190
                                                   ==========================    ============
See accompanying notes to unaudited condensed consolidated financial statements.

                                TRICO BANCSHARES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except share data; unaudited)

                                                    Three months ended March 31,
                                                           2009         2008
                                                    ----------------------------
Interest and dividend income:
Loans, including fees                                     $25,513      $27,726
Debt securities:
Taxable                                                     3,083        2,959
Tax exempt                                                    264          324
Dividends                                                       -          119
Cash at Federal Reserve and other banks                        22            2
                                                       -------------------------
Total interest income                                      28,882       31,130
                                                       -------------------------
Interest Expense:
Deposits                                                    5,202        7,177
Federal funds purchased                                         -          812
Other borrowings                                              242        1,063
Junior subordinated debt                                      440          713
                                                       -------------------------
Total interest expense                                      5,884        9,765
                                                       -------------------------
Net interest income                                        22,998       21,365
                                                       -------------------------
Provision for loan losses                                   7,800        4,100
                                                       -------------------------
Net interest income after provision for loan losses        15,198       17,265
                                                       -------------------------
Noninterest income:
Service charges and fees                                    5,052        5,128
Gain on sale of loans                                         641          258
Commissions on sale of non-deposit investment products        489          420
Increase in cash value of life insurance                      280          360
Other                                                         153          684
                                                       -------------------------
Total noninterest income                                    6,615        6,850
                                                       -------------------------
Noninterest expense:
Salaries and related benefits                               9,789        9,480
Other                                                       7,412        8,093
                                                       -------------------------
Total noninterest expense                                  17,201       17,573
                                                       -------------------------
Income before income taxes                                  4,612        6,542
Provision for income taxes                                  1,730        2,494
                                                       -------------------------
Net income                                                 $2,882       $4,048
                                                       =========================
Average shares outstanding                             15,774,624    15,842,085
Diluted average shares outstanding                     16,019,488    16,081,722

Per share data:
Basic earnings                                              $0.18         $0.26
Diluted earnings                                            $0.18         $0.25
Dividends paid                                              $0.13         $0.13

See accompanying notes to unaudited condensed consolidated financial statements.

                                TRICO BANCSHARES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           (In thousands, except share and per share data; unaudited)

                                                                               Accumulated
                                           Shares of                               Other
                                           Common       Common     Retained    Comprehensive
                                           Stock        Stock      Earnings         Loss       Total
                                       ---------------------------------------------------------------
Balance at December 31, 2007            15,911,550      $78,775    $111,655       ($1,552)    $188,878
Comprehensive income:                                                                         --------
Net income                                                            4,048                      4,048
Change in net unrealized loss on
   Securities available for sale, net                                               1,577        1,577
                                                                                               -------
Total comprehensive income                                                                       5,625
Cumulative effect of change in
   accounting principle, net of tax                                    (522)                      (522)
Stock option vesting                                        192                                    192
Repurchase of common stock                (166,600)        (825)     (1,996)                    (2,821)
Dividends paid ($0.13 per share)                                     (2,052)                    (2,052)
                                       ----------------------------------------------------------------
Balance at March 31, 2008               15,744,950       $78,142   $111,133           $25     $189,300
                                       ================================================================

Balance at December 31, 2008            15,756,101       $78,246   $117,630        $2,056     $197,932
Comprehensive income:
Net income                                                            2,882                      2,882
Change in net unrealized loss on
   Securities available for sale, net                                               1,418        1,418
                                                                                              ---------
Total comprehensive income                                                                       4,300
Stock option vesting                                        137                                    137
Stock option exercise                       53,213          828                                    828
Tax benefit of stock options exercised                       53                                     53
Repurchase of common stock                 (26,561)        (132)       (520)                      (652)
Dividends paid ($0.13 per share)                                     (2,052)                    (2,052)

Balance at March 31, 2009               15,782,753      $79,132    $117,940        $3,474     $200,546
                                       ================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                                TRICO BANCSHARES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands; unaudited)

                                                      For the three months ended
                                                                    March 31,
                                                               2009       2008
Operating activities:                                  -------------------------
Net income                                                    $2,882     $4,048
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation of premises and equipment, and amortization     834         869
   Amortization of intangible assets                            134         123
   Provision for loan losses                                  7,800       4,100
   Amortization of investment securities premium, net            77          84
   Originations of loans for resale                         (45,142)    (17,403)
   Proceeds from sale of loans originated for resale         45,401      17,484
   Gain on sale of loans                                       (641)       (258)
   Change in fair value of mortgage servicing rights            173         340
   Provision for losses on other real estate owned              162           -
   Loss on sale of fixed assets                                   5           2
   Increase in cash value of life insurance                    (280)       (360)
   Stock option vesting expense                                 137         192
   Stock option excess tax benefits                             (53)          -
   Change in reserve for unfunded commitments                   175         825
   Change in:
     Interest receivable                                        (35)        458
     Interest payable                                          (377)     (1,670)
     Other assets and liabilities, net                          575       1,990
                                                           ---------------------
       Net cash provided by operating activities             11,827      10,824
                                                           ---------------------
Investing activities:
Proceeds from maturities of securities available-for-sale    19,205      13,007
Purchases of securities available-for-sale                  (29,396)    (50,219)
Purchase of Federal Home Loan Bank stock                          -        (119)
Loan originations and principal collections, net             19,893       1,325
Proceeds from sale of premises and equipment                      -           1
Purchases of premises and equipment                            (332)     (1,224)
                                                           ---------------------
       Net cash (used) provided by investing activities       9,370    (37,229)
                                                           ---------------------
Financing activities:
Net (decrease) increase in deposits                          57,436     (16,748)
Net increase in federal funds purchased                           -      46,300
Payments of principal on long-term other borrowings             (22)        (20)
Net decrease in short-term other borrowings                 (25,902)    (12,339)
Stock option excess tax benefits                                 53           -
Repurchase of Common Stock                                        -      (2,821)
Dividends paid                                               (2,052)     (2,052)
Exercise of stock options                                       176           -
                                                           ---------------------
      Net cash provided (used) by financing activities       29,689      12,320
                                                           ---------------------
Net decrease in cash and cash equivalents                    50,886     (14,085)
                                                           ---------------------
Cash and cash equivalents at beginning of period             86,355      88,798
                                                           ---------------------
Cash and cash equivalents at end of period                 $137,241     $74,713
                                                           =====================
Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned                 $1,384        $649
Unrealized net gain on securities available for sale         $2,447      $2,721
Market value of shares tendered by employees in-lieu of
  cash to pay for exercise options and/or related taxes        $652           -
Supplemental disclosure of cash flow activity:
Cash paid for interest expense                               $6,261     $11,435
Cash paid for income taxes                                     $192           -

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: General Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three month periods ended March 31, 2009 and 2008 are not necessarily indicative of the results expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, investments, intangible assets, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The allowance for loan losses, goodwill and other intangible assessments, income taxes, and the valuation of mortgage servicing rights are the only accounting estimates that materially affect the Company's consolidated financial statements.

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

Investment Securities
The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. During the three months ended March 31, 2009 and March 31, 2008, and the year ended December 31, 2008, the Company did not have any securities classified as either held-to-maturity or trading.

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

Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors of current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. At March 31, 2009, March 31, 2008, and December 31, 2008, the Company's balance of loans held for sale was immaterial.

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

The Company's method for assessing the appropriateness of the allowance for loan losses includes specific allowances for identified problem loans and leases as determined by SFAS 114, formula allowance factors for pools of credits, and allowances for changing environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowance factors for loan pools are based on the previous 5 years historical loss experience by product type. Allowances for specific loans are based on SFAS 114 analysis of individual credits. Allowances for changing environmental factors are Management's best estimate of the probable impact these changes have had on the loan portfolio as a whole. This process is explained in detail in the notes to the Company's audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2008.

Based on the current conditions of the loan portfolio, Management believes that the allowance for loan losses ($32,774,000) and the reserve for unfunded commitments ($2,740,000), which collectively stand at $35,514,000 at March 31, 2009, are adequate to absorb probable losses inherent in the Company's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (dollars in thousands):

                                        Three months ended March 31,
                                        ----------------------------
     Allowance for loan losses:                2009          2008
                                        ----------------------------
     Balance at beginning of period         $27,590       $17,331
     Provision for loan losses                7,800         4,100
     Loans charged off:
       Real estate mortgage:
         Residential                            (90)          (54)
         Commercial                             (42)          (19)
       Consumer:
         Home equity lines                   (1,305)         (159)
         Home equity loans                     (105)          (89)
         Auto indirect                         (665)         (549)
         Other consumer                        (315)         (302)
       Commercial                              (479)         (135)
       Construction:
         Residential                              -        (1,078)
         Commercial                               -             -
                                          -------------------------
     Total loans charged off                 (3,001)       (2,385)
     Recoveries of previously
       charged-off loans:
       Real estate mortgage:
         Residential                              -             -
         Commercial                              15            14
       Consumer:
         Home equity lines                        2             -
         Home equity loans                        -             -
         Auto indirect                          136           122
         Other consumer                         196           193
       Commercial                                32             8
       Construction:
         Residential                              4             -
         Commercial                               -             -
                                          ------------------------
     Total recoveries of
       previously charged off loans             385           337
                                          ------------------------
         Net charge-offs                     (2,616)       (2,048)
                                          ------------------------
     Balance at end of period               $32,774       $19,383
                                          ========================
     Reserve for unfunded commitments:
     Balance at beginning of period          $2,565        $2,090
     Provision for losses -
       unfunded commitments                     175           825
                                          ------------------------
     Balance at end of period                $2,740        $2,915
                                          ========================
     Balance at end of period:
     Allowance for loan losses              $32,774       $19,383
     Reserve for unfunded commitments         2,740         2,915
                                          ------------------------
     Allowance for losses                   $35,514       $22,298
                                          ========================
     As a percentage of total loans:
     Allowance for loan losses                  2.09%        1.25%
     Reserve for unfunded commitments           0.18%        0.19%
                                          ------------------------
     Allowance for losses                       2.27%        1.44%
                                          ========================

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

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

                                         Three months ended March 31,
                                         ----------------------------
                                               2009         2008
                                         ----------------------------
Mortgage servicing rights:
Balance at beginning of period               $2,972        $4,088
Additions                                       382           177
Change in fair value                           (173)         (340)
                                          --------------------------
Balance at end of period                     $3,181        $3,925
                                          ==========================
Servicing fees received                        $269          $253
Balance of loans serviced at:
     Beginning of period                   $431,195      $406,743
     End of period                         $450,955      $407,246
Weighted-average prepayment speed (CPR)        22.0%         14.1%
Discount rate                                   9.0%         10.0%

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

The following table summarizes the Company's goodwill intangible as of March 31, 2009 and December 31, 2008.

                             December 31,                              March 31,
 (Dollars in Thousands)       2008        Additions    Reductions       2009
                            ----------------------------------------------------
 Goodwill                    $15,519         -              -          $15,519
                            ====================================================

The following table summarizes the Company's core deposit intangibles as of March 31, 2009 and December 31, 2008.

                                December 31,                           March 31,
 (Dollars in Thousands)           2008       Additions    Reductions     2009
                               -------------------------------------------------
 Core deposit intangibles        $3,365              -             -     $3,365
 Accumulated amortization        (2,712)             -         ($134)    (2,846)
                               -------------------------------------------------
 Core deposit intangibles, net     $653              -         ($134)      $519
                               =================================================

Core deposit intangibles are amortized over their expected useful lives. Such lives are periodically reassessed to determine if any amortization period adjustments are indicated. The following table summarizes the Company's estimated core deposit intangible amortization for each of the five succeeding years:

                                          Estimated Core Deposit
                                          Intangible Amortization
               Years Ended                 (Dollar in thousands)
              ------------                -----------------------
                  2009                             $328
                  2010                             $260
                  2011                              $65
               Thereafter                             -

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


Stock-Based Compensation
The following table shows the number, weighted-average exercise price, intrinsic value, weighted average remaining contractual life, average remaining vesting period, and remaining compensation cost to be recognized over the remaining vesting period of options exercisable, options not yet exercisable, and total options outstanding as of March 31, 2009:

                                                      Currently     Currently Not     Total
(dollars in thousands except exercise price)         Exercisable     Exercisable   Outstanding
Number of options                                     1,112,408       259,180       1,371,588
Weighted average exercise price                          $13.50        $19.88          $14.70
Intrinsic value                                          $4,951          $167          $5,118
Weighted average remaining contractual term (yrs.)         1.98          8.49            3.21

The options for 259,180 shares that are not currently exercisable as of March 31, 2009 are expected to vest, on a weighted-average basis, over the next 2.51 years, and the Company is expected to recognize $1,400,000 of compensation costs related to these options as they vest.

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

Earnings per share have been computed based on the following:

                                                    Three months ended March 31,
                                                      2009             2008
                                                   -----------------------------
                                                         (in thousands)
Net income                                            $2,882           $4,048
Average number of common shares outstanding           15,775           15,842
Effect of dilutive stock options                         244              240
                                                    ---------------------------
Average number of common shares outstanding
   used to calculate diluted earnings per share       16,019           16,082
                                                    ===========================

There were 552,870 and 424,050 options excluded from the computation of diluted earnings per share for the three month periods ended March 31, 2009 and 2008, respectively, because the effect of these options was antidilutive.

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

The components of other comprehensive income (loss) and related tax effects are as follows:

                                                    Three months ended March 31,
                                                            2009          2008
                                                    ----------------------------
                                                               (in thousands)
Unrealized holding gains on available-for-sale securities   $2,447       $2,721
Tax effect                                                  (1,029)      (1,144)
                                                          ----------------------
    Unrealized holding gains on
    available-for-sale securities, net of tax               $1,418       $1,577
                                                          ======================

The   components  of  accumulated   other   comprehensive   loss,   included  in
shareholders' equity, are as follows:

                                                         March 31,  December 31,
                                                             2009          2008
                                                         -----------------------
                                                               (in thousands)
Net unrealized gains on available-for-sale securities       $8,578       $6,131
Tax effect                                                  (3,607)      (2,578)
                                                          ----------------------
    Unrealized holding gains on
    available-for-sale securities, net of tax                4,971        3,553
                                                          ----------------------
Minimum pension liability                                   (2,677)      (2,677)
Tax effect                                                   1,126        1,126
                                                          ----------------------
   Minimum pension liability, net of tax                    (1,551)      (1,551)

Joint beneficiary agreement liability                           94           94
Tax effect                                                     (40)         (40)
                                                          ----------------------
   Joint beneficiary agreement liability, net of tax            54           54
                                                          ----------------------
Accumulated other comprehensive loss                        $3,474       $2,056
                                                          ======================

Retirement Plans
The Company has supplemental retirement plans for current and former directors and key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends (but is not required) to use the cash values of these policies to pay the retirement obligations. The following table sets forth the net periodic benefit cost recognized for the plans:

                                                    Three months ended March 31,
                                                         2009          2008
                                                    ----------------------------
                                                           (in thousands)
Net pension cost included the following components:
Service cost-benefits earned during the period             $99        $139
Interest cost on projected benefit obligation              174         166
Amortization of net obligation at transition                 -           -
Amortization of prior service cost                          38          45
Recognized net actuarial loss                               25          37
                                                      ------------------------
Net periodic pension cost                                 $336        $387
                                                      ========================

During the three months ended March 31, 2009 and 2008, the Company contributed and paid out as benefits $155,000 and $161,000, respectively, to participants under the plans. For the year ending December 31, 2009, the Company expects to contribute and pay out as benefits $587,000 to participants under the plans.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at March 31, 2009            Total     Level 1   Level 2      Level 3
Securities available-for-sale         $279,122        -    $279,122          -
Mortgage servicing rights                3,181        -           -      $3,181
                                      ------------------------------------------
Total assets measured at fair value   $282,303        -    $279,122      $3,181
                                      ==========================================

The table below presents the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis (in thousands):

Fair value at March 31, 2009            Total     Level 1   Level 2      Level 3
Impaired loans                         $29,377         -          -      $29,377
                                       -----------------------------------------
Total assets measured at fair value    $29,377         -          -      $29,377

Recent Accounting Pronouncements
FASB Emerging Issues Task Force ("EITF") Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements. EITF 06-4 requires the recognition of a liability and related compensation expense for bank owned life insurance policies with joint beneficiary agreements that provide a benefit to an employee that extends to post-retirement periods. Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity's obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee's active service period based on the future cost of insurance to be incurred during the employee's retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, Employer's Accounting for Postretirement Benefits Other Than Pensions. The Company adopted EITF 06-4 effective as of January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings of $522,000 net of tax.

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

In February 2008, the FASB issued Financial Accounting Standards Board Staff Position FAS SFAS157-2 (FSP 157-2), Effective Date of FASB Statement No. 157. FSP SFAS 157-2 delayed the Company's January 1, 2008, effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. Implementation of this standard did not have a material effect on the Company's financial statements.

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

In April 2009, the FASB issued Financial Accounting Standards Board Staff Position FAS SFAS 157-4 (FSP SFAS 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, Fair Value Measurements, to expand certain disclosure requirements. The Company adopted the provisions of FSP SFAS 157-4 during the first quarter of 2009. Adoption of FSP SFAS 157-4 did not significantly impact the Company's financial statements.

In April  2009,  the FASB  issued  Financial  Accounting  Standards  Board Staff
Position FAS SFAS 115-2 and SFAS 124-2 (FSP SFAS 115-2 and SFAS 124-2), Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of FSP SFAS 115-2 and SFAS 124-2 during the first quarter of 2009. Adoption of FSP SFAS 115-2 and SFAS 124-2 did not significantly impact the Company's financial statements.

In April 2009, the FASB issued Financial Accounting Standards Board Staff Position FAS SFAS 107-1 and APB 28-1 (FSP SFAS 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS 107-1 and APB 28-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 will be included in the Company's interim financial statements beginning with the second quarter of 2009.

                                TRICO BANCSHARES
                                Financial Summary
                (dollars in thousands, except per share amounts)

                                                         (Unaudited)
                                                      Three months ended
                                                            March 31,
                                                   --------------------------
                                                     2009              2008
                                                   --------------------------
Net Interest Income (FTE)                           $23,151          $21,546
Provision for loan losses                            (7,800)          (4,100)
Noninterest income                                    6,615            6,850
Noninterest expense                                 (17,201)         (17,573)
Provision for income taxes (FTE)                     (1,883)          (2,675)
                                                    -------------------------
Net income                                           $2,882           $4,048
                                                    =========================

Earnings per share:
     Basic                                              $0.18          $0.26
     Diluted                                            $0.18          $0.25
Per share:
     Dividends paid                                     $0.13          $0.13
     Book value at period end                          $12.71         $12.02
     Tangible book value at period end                 $11.69         $10.97

Average common shares outstanding                      15,775         15,842
Average diluted common shares outstanding              16,019         16,082
Shares outstanding at period end                       15,783         15,745
At period end:
     Loans, net                                    $1,534,182     $1,528,561
     Total assets                                   2,078,352      1,999,350
     Total deposits                                 1,726,706      1,528,475
     Federal funds purchased                                -        102,300
     Other borrowings                                  76,081        103,767
     Junior subordinated debt                          41,238         41,238
     Shareholders' equity                             200,546        189,300

Financial Ratios:
During the period (annualized):
     Return on assets                                  0.56%           0.81%
     Return on equity                                  5.70%           8.37%
     Net interest margin(1)                            4.91%           4.74%
     Net loan charge-offs to average loans             0.67%           0.53%
     Efficiency ratio(1)                              57.79%          61.89%
     Average equity to average assets                  9.86%           9.73%
At period end:
     Equity to assets                                  9.65%           9.47%
     Total capital to risk-adjusted assets            12.68%          12.02%
     Allowance for losses to loans(2)                  2.27%           1.44%

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

The Company had quarterly earnings of $2,882,000 for the three months ended March 31, 2009. This represents a decrease of $1,166,000 (28.8%) when compared with earnings of $4,048,000 for the quarter ended March 31, 2008. Diluted earnings per share for the quarter ended March 31, 2009 decreased 28.0% to $0.18 compared to $0.25 for the quarter ended March 31, 2008. The decrease in earnings from the prior year quarter was primarily due to a $3,700,000 (90%) increase in the provision for loan losses to $7,800,000 from $4,100,000, that was partially offset by a $1,605,000 (7.5%) increase in fully taxable equivalent net interest income to $23,151,000 in the quarter ended March 31, 2009 from $21,546,000 in the quarter ended March 31, 2008.

Following is a summary of the components of fully taxable equivalent ("FTE") net income for the periods indicated (dollars in thousands):

                                                 Three months ended
                                                     March 31,
                                               ----------------------
                                                 2009          2008
                                               ----------------------
Net Interest Income (FTE)                       $23,151      $21,546
Provision for loan losses                        (7,800)      (4,100)
Noninterest income                                6,615        6,850
Noninterest expense                             (17,201)     (17,573)
Provision for income taxes (FTE)                 (1,883)      (2,675)
                                               ----------------------
Net income                                       $2,882       $4,048
                                               ======================

Net Interest Income
Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

                                         Three months ended
                                              March 31,
                                     -------------------------
                                          2009         2008
                                     -------------------------
 Interest income                        $28,882      $31,130
 Interest expense                        (5,884)      (9,765)
 FTE adjustment                             153          181
                                     -------------------------
    Net interest income (FTE)           $23,151      $21,546
                                     =========================
 Average interest-earning assets     $1,887,121   $1,817,212
 Net interest margin (FTE)                 4.91%        4.74%

The Company's primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) during the first quarter of 2009 increased $1,605,000 (7.5%) from the same period in 2008 to $23,151,000. The increase in net interest income (FTE) was due to a 0.17% increase in net interest margin (FTE) to 4.91% and a $69,909,000 (3.9%) increase in average balances of interest-earning assets to $1,887,121,000.

Interest and Fee Income
Interest and fee income (FTE) for the first quarter of 2009 decreased $2,248,000 (7.2%) from the first quarter of 2008. The decrease was due to a 0.74% decrease in the average yield on those interest-earning assets to 6.15% that was partially offset by a $69,909,000 (3.9%) increase in average balances of interest-earning assets to $1,887,121,000. The growth in interest-earning assets was the result of a $45,379,000 increase in average balance of interest-earning cash at Federal Reserve and other bank and a $30,993,000 (2.0%) increase in average loan balances to $1,566,350 from the year-ago quarter. The decrease in the average yield on interest-earning assets was primarily due to a 4.00% decrease in the prime rate of lending from 7.25% at December 31, 2007 to 3.25% at December 31, 2008. Interest rate floors in most of the Company's variable rate loans mitigated the effect of the decrease in the prime rate of lending and other variable rate indices during this period.

Interest Expense
Interest expense decreased $3,881,000 (39.7%) in the first quarter of 2009 compared to the prior year quarter. The decrease was primarily due to a 1.15% decrease in the average rate paid on interest-bearing liabilities from 2.78% in the first quarter of 2008 to 1.63% in the first quarter of 2009. The average balance of interest-bearing liabilities was up $34,623,000 (2.5%) to $1,441,816,000 in the quarter ended March 31, 2009 from the year-ago quarter. The average rates paid for all categories of interest-bearing liabilities were down except for the average rate paid on interest-bearing demand deposits.

Net Interest Margin (FTE)
The following table summarizes the components of the Company's net interest margin for the periods indicated:

                                             Three months ended
                                                  March 31,
                                             -------------------
                                              2009         2008
                                             -------------------
Yield on interest-earning assets              6.15%        6.89%
Rate paid on interest-bearing liabilities     1.63%        2.78%
                                             -------------------
     Net interest spread                      4.52%        4.11%
Impact of all other net
     noninterest-bearing funds                0.39%        0.63%
                                             -------------------
        Net interest margin                   4.91%        4.74%
                                             ===================

Net interest margin in the first quarter of 2009 increased 0.17% compared to the first quarter of 2008. This increase in net interest margin was due to a 0.41% increase in net interest spread that was partially offset by a 0.24% decrease in the impact of all other net noninterest-bearing funds when compared to the prior year quarter. The increase in net interest margin was mainly due to rate floors on most of the Company's adjustable rate loans that caused decreases in rates paid for interest-bearing liabilities to exceed decreases in rates earned on interest-earning assets.

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

                                                            For the three months ended
                                           ---------------------------------------------------------------
                                                 March 31, 2009               March 31, 2008
                                           -----------------------------    ------------------------------
                                                       Interest   Rates                Interest    Rates
                                            Average    Income/    Earned    Average    Income/     Earned
                                            Balance    Expense    Paid      Balance    Expense     Paid
                                          ------------------------------   ------------------------------
Assets:
Loans                                      $1,566,350  $25,513    6.52%      $1,535,357 $27,726     7.22%
Investment securities - taxable               252,431    3,083    4.89%         254,778   3,078     4.83%
Investment securities - nontaxable             22,609      417    7.38%          26,725     505     7.57%
Cash at Federal Reserve and other banks        45,731       22    0.19%             352       2     2.27%
                                            ------------------------------   -----------------------------
   Total interest-earning assets             1,887,121   29,035    6.15%      1,817,212  31,311     6.89%
Other assets                                   162,072                          171,454
                                            ----------                        ---------
Total assets                                 2,049,193                        1,988,666
                                            ==========                        =========
Liabilities and shareholders' equity:
Interest-bearing demand deposits               258,137      342    0.53%        218,487      87     0.16%
Savings deposits                               408,749      893    0.87%        387,490   1,502     1.55%
Time deposits                                  655,343    3,967    2.42%        551,420   5,588     4.05%
Federal funds purchased                              -        -    -            103,565     812     3.14%
Other borrowings                                78,349      242    1.24%        104,993   1,063     4.05%
Junior subordinated debt                        41,238      440    4.27%         41,238     713     6.92%
                                             ----------------------------    -----------------------------
   Total interest-bearing liabilities        1,441,816    5,884    1.63%      1,407,193   9,765     2.78%
Noninterest-bearing deposits                   366,475                          354,207
Other liabilities                               38,776                           33,817
Shareholders' equity                           202,126                          193,449
Total liabilities and shareholders' equity  $2,049,193                       $1,988,666
                                            ==========                       ==========
Net interest spread(1)                                             4.52%                            4.11%
Net interest income and interest margin(2)              $23,151    4.91%                $21,546     4.74%
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

Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid

The following table sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components (n thousands).

                                               Three months ended March 31, 2009
                                                  compared with three months
                                                      ended March 31, 2008
                                               ---------------------------------
                                                 Volume      Rate        Total
                                               ---------------------------------
Increase (decrease) in interest income:
Loans                                             $559     ($2,772)    ($2,213)
Investment securities                              (82)         (2)        (84)
Cash at Federal Reserve and other banks            258        (238)         20
                                               ---------------------------------
   Total interest-earning assets                   735      (3,012)     (2,277)
                                               ---------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits                    16         239         255
Savings deposits                                    82        (691)       (609)
Time deposits                                    1,052      (2,673)     (1,621)
Federal funds purchased                           (813)          1        (812)
Other borrowings                                  (270)       (551)       (821)
Junior subordinated debt                             -        (273)       (273)
                                               ---------------------------------
   Total interest-bearing liabilities               67      (3,948)     (3,881)
                                               ---------------------------------
Increase (decrease) in Net Interest Income        $668        $936      $1,604
                                               =================================

Provision for Loan Losses
The provision for loan losses increased $3,700,000 (90.2%) to $7,800,000 in the first quarter of 2009 from $4,100,000 in the first quarter of 2008. The increase in the provision for loan losses was primarily due to higher net loan charge-offs, increased nonperforming loans, and downgrades in loan classifications during the first quarter of 2009 compared to the first quarter of 2008. During the first quarter of 2009, the Company recorded $2,616,000 of net loan charge-offs versus $2,048,000 of net loan charge-offs in the first quarter of 2008. The $568,000 (27.7%) increase in net loan charge-offs was principally related to home equity lines of credit and small business loans that were partially offset by reduced net charge-offs of residential construction loans when compared to the year-ago quarter.

Noninterest Income
The following table summarizes the components of noninterest income for the periods indicated (in thousands).

                                                  Three months ended March 31,
                                                  ----------------------------
                                                       2009        2008
                                                  ----------------------------
     Service charges on deposit accounts             $3,585      $3,838
     ATM fees and interchange                         1,098       1,079
     Other service fees                                 542         551
     Change in value of mortgage servicing rights      (173)       (340)
     Gain on sale of loans                              641         258
     Commissions on sale of
       nondeposit investment products                   489         420
     Increase in cash value of life insurance           280         360
     Gain from VISA IPO                                   -         396
     Other noninterest income                           153         288
                                                   ---------------------------
     Total noninterest income                        $6,615      $6,850
                                                   ===========================

Noninterest income for the first quarter of 2009 decreased $235,000 (3.4%) from the first quarter of 2008 due primarily to a $396,000 gain from the Company's membership in VISA, Inc. and VISA's initial public offering (IPO) in March 2008, a $253,000 (6.6%) decrease in service charges on deposit accounts to $3,585,000 that were partially offset by a $383,000 (148%) increase in gain on sale of loans and a $167,000 improvement in change in value of mortgage servicing rights over the year-ago quarter. The decrease in service charges on deposit accounts is due to reduced non-sufficient funds as customers reduce their buying due to current economic conditions. These same economic conditions have resulted in lower mortgage rates that have increased refinance activity and improved gain on sale of loans for the Company.

Noninterest Expense
The components of noninterest expense were as follows (dollars in thousands):

                                             Three months ended March 31,
                                             ----------------------------
                                                  2009          2008
                                             ----------------------------
     Base salaries, net of
       deferred loan origination costs           $6,576        $6,333
     Incentive compensation                         588           560
     Benefits and other compensation costs        2,625         2,587
                                             ----------------------------
       Total salaries and benefits expense        9,789         9,480
                                             ----------------------------
     Occupancy                                    1,235         1,188
     Equipment                                      917           982
     Provision for losses - unfunded commitments    175           825
     Data processing and software                   618           615
     Telecommunications                             332           597
     ATM network charges                            516           494
     Professional fees                              311           493
     Advertising and marketing                      398           319
     Postage                                        279           282
     Courier service                                173           263
     Intangible amortization                        134           123
     Operational losses                              37           113
     Provision for OREO losses                      162             -
     Assessments                                    302            82
     Other                                        1,823         1,717
                                              --------------------------
       Total other noninterest expense            7,412         8,093
                                              --------------------------
         Total noninterest expense              $17,201       $17,573
                                              ==========================
     Average full time equivalent staff             621           626
     Noninterest expense to revenue (FTE)         57.79%        61.89%

Noninterest expense for the first quarter of 2009 decreased $372,000 (2.1%) compared to the first quarter of 2008. Salaries and benefits expense increased $309,000 (3.3%) to $9,789,000. The increase in salaries and benefits expense was mainly due to annual salary increases. Provision for losses - unfunded commitments decreased $650,000 (79%) to $175,000 for the quarter ended March 31, 2009 due primarily to estimated losses related to home equity lines of credit and construction loans that were recognized in the first quarter of 2008.

Provision for Income Tax
The effective tax rate for the three months ended March 31, 2009 was 37.5% compared to 38.1% for the three months ended March 31, 2008. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly from increase in cash value of life insurance, tax-exempt loans and state and municipal securities.

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

The following is a summary of classified assets on the dates indicated (dollars in thousands):

                                At March 31, 2009          At December 31, 2008
                            ------------------------     -----------------------
                              Gross Guaranteed  Net      Gross Guaranteed   Net
                            ----------------------------------------------------
Classified loans            $84,763   $5,055  $79,708    63,850  $5,379  $58,471
Other classified assets       2,407             2,407     1,185            1,185
                            ----------------------------------------------------
Total classified assets     $87,170   $5,055  $82,115   $65,035  $5,379  $59,656
                            ====================================================
Allowance for loan losses/classified loans      41.1%                      47.2%

Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, increased $22,459,000 (37.6%) to $82,115,000 at March 31, 2009 from $59,656,000 at December 31, 2008.

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

Interest income on nonaccrual loans, which would have been recognized during the three months ended March 31, 2009 and 2008, if all such loans had been current in accordance with their original terms, totaled $889,000 and $445,000, respectively. Interest income actually recognized on these loans during the three months ended March 31, 2009 and 2008 was $146,000 and $155,000, respectively.

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

As shown in the following table, total nonperforming assets net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, increased $8,057,000 (28%) to $36,767,000 during the first three months of 2009. Nonperforming assets net of guarantees represent 1.77% of total assets. All nonaccrual loans are considered to be impaired when determining the need for a specific valuation allowance. The Company continues to make a concerted effort to work problem and potential problem loans to reduce risk of loss. At March 31, 2009 At December 31, 2008

                                                  At September 30, 2008       At December 31, 2007
                                              -------------------------    -------------------------
                                                Gross  Guaranteed  Net      Gross  Guaranteed   Net
                                              ------------------------------------------------------
dollars in thousands):
Performing nonaccrual loans                   $23,467   $4,933  $18,534    $22,600  $5,102  $17,498
Nonperforming, nonaccrual loans                14,989        -   14,989      9,994     154    9,840
                                              ------------------------------------------------------
     Total nonaccrual loans                    38,456    4,933   33,523     32,594   5,256   27,338
Loans 90 days past due and still accruing         837        -      837        187       -      187
                                              ------------------------------------------------------
Total nonperforming loans                      39,293    4,933   34,360     32,781   5,256   27,525
Other real estate owned                         2,407        -    2,407      1,185       -    1,185
                                              ------------------------------------------------------
Total nonperforming assets                    $41,700   $4,933  $36,767    $33,966  $5,256  $28,710
                                              ======================================================

Nonperforming loans to total loans                               2.19%                        1.73%
Nonperforming assets to total assets                             1.77%                        1.41%
Allowance for loan losses/nonperforming loans                      95%                        100%

Capital Resources
The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management.

The Company adopted and announced a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company's common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company's approximately 15,815,000 common shares outstanding as of August 21, 2007. This plan has no stated expiration date for the repurchases. As of March 31, 2009, the Company had repurchased 166,600 shares under this plan, which left 333,400 shares available for repurchase under the plan.

The Company's primary capital resource is shareholders' equity, which was $200,546,000 at March 31, 2009. This amount represents an increase of $2,614,000 from December 31, 2008, the net result of comprehensive income for the period of $4,300,000, the effect of stock option vesting of $137,000, the exercise of stock options for $828,000 and the tax benefit from the exercise of stock options of $53,000 that were partially offset by the repurchase of common stock with value of $652,000, and dividends paid of $2,052,000. The Company's ratio of equity to total assets was 9.65%, 9.47%, and 9.69% as of March 31, 2009, March 31, 2008, and December 31, 2008, respectively.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

                                  At March 31,         At            Minimum
                               -----------------     December 31,    Regulatory
                               2009       2008        2008         Requirement
                               -------------------------------------------------
     Tier I Capital            11.42%     10.88%      11.17%          4.00%
     Total Capital             12.68%     12.02%      12.42%          8.00%
     Leverage ratio            10.86%     10.77%      11.09%          4.00%

Liquidity
The discussion of "Liquidity" under Item 3 of this report is incorporated herein by reference.

Off-Balance Sheet Items
The Bank has certain ongoing commitments under operating and capital leases. These commitments do not significantly impact operating results. As of March 31, 2009 commitments to extend credit and commitments related to the Bank's deposit overdraft privilege product were the Bank's only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $641,709,000 and $643,365,000 at March 31, 2009 and December 31, 2008, respectively, and represent 40.9% of the total loans outstanding at March 31, 2009 and 40.4% at December 31, 2008. Commitments related to the Bank's deposit overdraft privilege product totaled $34,599,000 and $35,883,000 at March 31, 2009 and December 31, 2008, respectively.

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

At March 31, 2009, the results of the simulations noted above indicate that given a "flat" balance sheet scenario, and if deposit rates track general interest rate changes by approximately 50%, the Company's balance sheet is slightly liability sensitive. "Liability sensitive" implies that earnings decrease when interest rates rise, and increase when interest rates decrease. The magnitude of all the simulation results noted above is within the Bank's policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

The simulation results noted above do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

At March 31, 2009 and 2008, the Company had no material derivative financial instruments.

Liquidity
The Company's principal source of asset liquidity is Federal funds sold and marketable investment securities available for sale. At March 31, 2009, federal funds sold and investment securities available for sale totaled $279,122,000, representing an increase of $12,561,000 (4.7%) from December 31, 2008, and an increase of $6,846,000 (2.5%) from March 31, 2008. In addition, the Company generates additional liquidity from its operating activities. During the first three months of 2009 and 2008, the Company's operations generated cash in-flows of $11,827,000 and $10,824,000, respectively. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks. Sales and maturities of investment securities produced cash inflows of $19,205,000 during the three months ended March 31, 2009 compared to $13,007,000 for the three months ended March 31, 2008. During the three months ended March 31, 2009, the Company invested $29,396,000 in securities and received $19,893,000 of net loan principal reductions, compared to $50,338,000 and $1,325,000 invested in securities and net loan principal reductions, respectively, during the first three months of 2008. These changes in investment and loan balances contributed to net cash provided by investing activities of $9,370,000 during the three months ended March 31, 2009, compared to net cash used by investing activities of $37,229,000 during the three months ended March 31, 2008. Financing activities provided net cash of $29,689,000 during the three months ended March 31, 2009, compared to net cash provided by financing activities of $12,320,000 during the three months ended March 31, 2008. Deposit balance increases accounted for $57,436,000 of the funds provided by financing during the three months ended March 31, 2009, compared to $16,748,000 of funds used by decreases in deposits during the three months ended March 31, 2008. Net decreases in short-term other borrowings accounted for $25,902,000 and $12,339,000 of financing uses of funds during the three months ended March 31, 2009 and March 31, 2008, respectively. Dividends paid used $2,052,000 and $2,052,000 of cash during the three months ended March 31, 2009 and 2008, respectively. An increase in Federal funds purchased provided $46,300,000 of cash during the quarter ended March 31, 2008. Also, the Company's liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 4.  Controls and Procedures
The Chief Executive Officer, Richard Smith, and the Chief Financial Officer, Thomas Reddish, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2009 ("Evaluation Date"). Based on that evaluation, they each concluded that as of the Evaluation Date the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms for Form 10-Q.

No changes in the Company's internal control over financial reporting occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Due to the nature of the banking business, the Bank is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business of the Bank.

Item 1A - Risk Factors

There have been no material changes to the risk factors previously  disclosed in
Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information concerning the common stock repurchased by the Company during the first quarter of 2009 pursuant to the Company's stock repurchase plan adopted on August 21, 2007, which is discussed in more detail under "Capital Resources" in this report and is incorporated herein by reference:


Period        (a) Total number      (b) Average price  (c) Total number of   (d) Maximum number
              of shares purchased   paid per share     shares purchased as   of shares that may yet
                                                       part of publicly      be purchased under the
                                                       announced plans or    plans or programs
                                                       programs
---------------------------------------------------------------------------------------------------
Jan. 1-31, 2009          -               -                     -                  333,400
Feb. 1-28, 2009          -               -                     -                  333,400
Mar. 1-31, 2009          -               -                     -                  333,400
Total                    -               -                     -                  333,400


During the quarter ended March 31, 2009 employees tendered 26,561 shares of the Company's common stock with an average market value of $24.55 per share in lieu of cash to exercise options as permitted by the Company's shareholder-approved stock option plans. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day the option is exercised.

Item 6 - Exhibits

     3.1* Restated Articles of Incorporation, filed as Exhibit 3.1 to TriCo's Form 8-K dated March 10, 2009

     3.2* Bylaws of TriCo Bancshares, as amended, filed as Exhibit 3.2 to TriCo's Form 8-K dated March 10, 2009.

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

     10.18* Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin, filed as Exhibit 10.15 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

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

                            TRICO BANCSHARES
                              (Registrant)

Date:  May 8, 2009          /s/ Thomas J. Reddish
                            ---------------------
                            Thomas J. Reddish
                            Executive Vice President and Chief Financial Officer
                            (Duly authorized officer and principal financial
                             officer)

EXHIBITS

Exhibit 31.1

Rule 13a-14(a)/15d-14(a) Certification of CEO

I, Richard P. Smith, certify that;

     1.  I have reviewed this report on Form 10-Q of TriCo Bancshares;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:
          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
          b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
          c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
          d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and
          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: May 8, 2009                       /s/Richard P. Smith
                                        -------------------
                                        Richard P. Smith
                                        President and Chief Executive Officer

Exhibit 31.2

Rule 13a-14(a)/15d-14(a) Certification of CFO

I, Thomas J. Reddish, certify that;

     1.  I have reviewed this report on Form 10-Q of TriCo Bancshares;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:
          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
          b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
          c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
          d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and
          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: May 8, 2009     /s/Thomas J. Reddish
                      --------------------
                      Thomas J. Reddish
                      Executive Vice President and Chief Financial Officer

Exhibit 32.1

Section 1350 Certification of CEO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     /s/Richard P. Smith
     -------------------
     Richard P. Smith
     President and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to TriCo Bancshares and will be retained by TriCo Bancshares and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

Section 1350 Certification of CFO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Reddish, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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