Form 10-Q
period 2009-06-30
TRICO BANCSHARES /
filed 2009-08-11
CIK 356171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                  Quarterly Report Pursuant Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2009         Commission file number 0-10661
---------------------------------------------     ------------------------------

                                TRICO BANCSHARES
                                ----------------
             (Exact name of registrant as specified in its charter)

           California                                          94-2792841
------------------------------                            -------------------
 (State or other jurisdiction                              (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                 63 Constitution Drive, Chico, California 95973
                 ----------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (530) 898-0300
                                 --------------
              (Registrant's telephone number, including area code)

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

            Large accelerated filer      Accelerated filer  X
                                   ----                   ----
            Non-accelerated filer        Small reporting company
                                   ----                          ----
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                             Yes           No  X
                                -----        ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Class:  Common stock, no par value

Outstanding shares as of July 31, 2009:  15,787,753

                                TABLE OF CONTENTS

                                                                           Page

Forward Looking Statements                                                    1

PART I - FINANCIAL INFORMATION                                                2

   Item 1 - Financial Statements                                              2

            Notes to Unaudited Condensed Consolidated Financial Statements    6

            Financial Summary                                                21

   Item 2 - Management's Discussion and Analysis of Financial                22
            Condition and Results of Operations

   Item 3 - Quantitative and Qualitative Disclosures about Market Risk       33

   Item 4 - Controls and Procedures                                          34

PART II - OTHER INFORMATION                                                  35

   Item 1 - Legal Proceedings                                                35

   Item 1A - Risk Factors                                                    35

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds      35

   Item 4 - Submission of Matters to a Vote of Security Holders              35

   Item 6 - Exhibits                                                         36

   Signatures                                                                39

   Exhibits                                                                  40

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


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data; unaudited)

                                                               At June 30,                At December 31,
                                                         2009              2008                2008
                                                       ----------------------------       ---------------
Assets:
     Cash and due from banks                              $55,071           $76,658           $64,375
     Cash at Federal Reserve and other banks              127,852                 -            21,980
                                                       ----------------------------        ----------
         Cash and cash equivalents                        182,923            76,658            86,355
     Securities available-for-sale                        252,104           253,129           266,561
     Federal Home Loan Bank stock, at cost                  9,274             9,010             9,235
     Loans, net of allowance for loan losses
         of $33,624, $24,281 and $27,590                1,518,611         1,519,043         1,563,259
     Foreclosed assets, net of allowance for
         losses of $318, $214 and $230                      2,622             1,178             1,185
     Premises and equipment, net                           18,208            19,580            18,841
     Cash value of life insurance                          47,365            45,701            46,815
     Accrued interest receivable                            7,575             7,802             7,935
     Goodwill                                              15,519            15,519            15,519
     Other intangible assets, net                             454               920               653
     Other assets                                          33,186            31,950            26,832
                                                       ----------------------------        -----------
         Total Assets                                  $2,087,841        $1,980,490        $2,043,190
                                                       ============================        ===========
Liabilities:
     Deposits:
         Noninterest-bearing demand                      $358,618          $347,336          $401,247
         Interest-bearing                               1,378,767         1,163,717         1,268,023
                                                       ----------------------------         ----------
         Total deposits                                 1,737,385         1,511,053         1,669,270
     Federal funds purchased                                    -           123,750                 -
     Accrued interest payable                               5,094             5,119             6,146
     Reserve for unfunded commitments                       3,140             3,465             2,565
     Other liabilities                                     27,107            24,131            24,034
     Other borrowings                                      73,898            85,048           102,005
     Junior subordinated debt                              41,238            41,238            41,238
                                                       ----------------------------         ----------
         Total Liabilities                              1,887,862         1,793,804         1,845,258
                                                       ----------------------------         ----------
Commitments and contingencies
Shareholders' Equity
     Common stock, no par value: 50,000,000 shares
         authorized; issued and outstanding:
         15,782,753 at June 30, 2009                       79,257
         15,744,881 at June 30, 2008                                         78,306
         15,756,101 at December 31, 2008                                                       78,246
     Retained earnings                                    118,400           111,360           117,630
     Accumulated other comprehensive income (loss), net     2,322            (2,980)            2,056
                                                       ----------------------------        -----------
         Total Shareholders' Equity                       199,979           186,686           197,932
                                                       ----------------------------       ------------
     Total Liabilities and Shareholders' Equity        $2,087,841        $1,980,490        $2,043,190
                                                       ============================       ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                                TRICO BANCSHARES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except share data; unaudited)

                                                       Three months ended June 30,   Six months ended June 30,
                                                             2009           2008        2009           2008
                                                    ----------------------------------------------------------
Interest and dividend income:
Loans, including fees                                  $25,218         $27,015        50,731        $54,741
   Debt securities:
   Taxable                                               2,896           2,892         5,979          5,851
   Tax exempt                                              263             299           527            623
Dividends                                                    -             125             -            244
Cash at Federal Reserve and other banks                     55               1            77              3
                                                    ---------------------------------------------------------
Total interest income                                   28,432          30,332        57,314         61,462
                                                    ---------------------------------------------------------
Interest expense:
Deposits                                                 4,778           5,650         9,980         12,827
Federal funds purchased                                      -             711             -          1,523
Other borrowings                                           112             524           354          1,587
Junior subordinated debt                                   396             586           836          1,299
                                                    --------------------------------------------------------
Total interest expense                                   5,286           7,471        11,170         17,236
                                                    --------------------------------------------------------
Net interest income                                     23,146          22,861        46,144         44,226
                                                    --------------------------------------------------------
Provision for loan losses                                7,850           8,800        15,650         12,900
                                                    --------------------------------------------------------
Net interest income after provision for loan losses     15,296          14,061        30,494         31,326
                                                    --------------------------------------------------------
Noninterest income:
Service charges and fees                                 6,182           5,826        11,234         10,954
Gain on sale of loans                                      948             316         1,589            574
Commissions on sale of non-deposit investment products     492             525           981            945
Increase in cash value of life insurance                   270             360           550            720
Other                                                      104             253           257            937
                                                    ---------------------------------------------------------
Total noninterest income                                 7,996           7,280        14,611         14,130
                                                    ---------------------------------------------------------
Noninterest expense:
Salaries and related benefits                           10,069           9,645        19,858         19,125
Other                                                    9,275           8,199        16,687         16,292
                                                    --------------------------------------------------------
Total noninterest expense                               19,344          17,844        36,545         35,417
                                                    --------------------------------------------------------
Income before income taxes                               3,948           3,497         8,560         10,039
Provision for income taxes                               1,436           1,223         3,166          3,717
                                                    --------------------------------------------------------
Net income                                              $2,512          $2,274        $5,394         $6,322
                                                    ========================================================

Average shares outstanding                          15,782,753      15,744,881    15,778,689     15,793,483
Diluted average shares outstanding                  15,997,437      15,953,288    16,008,462     16,017,505

Per share data:
Basic earnings                                           $0.16           $0.14         $0.34          $0.40
Diluted earnings                                         $0.16           $0.14         $0.34          $0.39
Dividends paid                                           $0.13           $0.13         $0.26          $0.26

See accompanying notes to unaudited condensed consolidated financial statements.

                                TRICO BANCSHARES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           (In thousands, except share and per share data; unaudited)

                                                                               Accumulated
                                           Shares of                               Other
                                           Common       Common     Retained    Comprehensive
                                           Stock        Stock      Earnings         Loss       Total
                                       ---------------------------------------------------------------
Balance at December 31, 2007            15,911,550     $78,775    $111,655       ($1,552)   $188,878
                                                                                            --------
Comprehensive income:
Net income                                                           6,322                     6,322
Change in net unrealized gain on
          Securities available for sale, net                                      (1,428)     (1,428)
                                                                                            ---------
Total comprehensive income                                                                     4,894
Cumulative effect of change in
   Accounting principle, net of tax                                   (522)                     (522)
Stock option vesting                                       356                                   356
Repurchase of common stock                (166,669)       (825)     (1,996)                   (2,821)
Dividends paid ($0.26 per share)                                    (4,099)                   (4,099)
                                       ---------------------------------------------------------------
Balance at June 30, 2008                15,744,881     $78,306    $111,360       ($2,980)   $186,686
                                       ===============================================================

Balance at December 31, 2008            15,756,101     $78,246    $117,630        $2,056    $197,932
Comprehensive income:
Net income                                                           5,394                     5,394
Change in net unrealized loss on
  Securities available for sale, net                                                 266         266
                                                                                             -------
Total comprehensive income                                                                     5,660
Stock option vesting                                       262                                   262
Stock option exercise                       53,213         828                                   828
Tax benefit of stock options exercised                      53                                    53
Repurchase of common stock                 (26,561)       (132)       (520)                     (652)
Dividends paid ($0.26 per share)                                    (4,104)                   (4,104)
                                       --------------------------------------------------------------
Balance at June 30, 2009                15,782,753     $79,257    $118,400        $2,322    $199,979
                                       ==============================================================
See accompanying notes to unaudited condensed consolidated financial statements.


                                TRICO BANCSHARES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands; unaudited)

                                                                 For the six months ended June 30,
                                                                     2009               2008
                                                               -----------------------------------
Operating activities:
Net income                                                         $5,394              $6,322
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization of property and equipment         1,680               1,745
    Amortization of intangible assets                                 198                 256
    Provision for loan losses                                      15,650              12,900
    Amortization of investment securities premium, net                186                 170
    Originations of loans for resale                              (97,153)            (41,412)
    Proceeds from sale of loans originated for resale              97,917              41,574
    Gain on sale of loans                                          (1,589)               (574)
    Change in value of mortgage servicing rights                      (98)                172
    Provision for losses on other real estate owned                   162                  34
    Loss on sale of other real estate owned                             4                   -
    Loss on sale of fixed assets                                        8                   2
    Increase in cash value of life insurance                         (550)               (720)
    Stock option expense                                              262                 356
    Stock option tax benefits                                         (53)                  -
    Change in:
      Reserve for unfunded commitments                                575               1,375
      Interest receivable                                             360                 752
      Interest payable                                             (1,052)             (2,752)
      Other assets and liabilities, net                            (2,751)             (4,589)
                                                               ------------------------------
      Net cash provided by operating activities                    19,150              15,611
                                                               ------------------------------
Investing activities:
Proceeds from maturities of securities available-for-sale          44,126              26,883
Purchases of securities available-for-sale                        (29,396)            (50,219)
Purchases of Federal Home Loan Bank stock                             (39)               (244)
Loan originations and principal collections, net                   26,722               1,667
Proceeds from sale of premises and equipment                            1                   1
Purchases of premises and equipment                                  (802)             (1,421)
Proceeds from sale of other real estate owned                         673                   -
                                                               ------------------------------
Net cash (used in) provided by investing activities                41,285             (23,333)
                                                               ------------------------------
Financing activities:
Net increase (decrease) in deposits                                68,115             (34,170)
Net increase in Federal funds purchased                                 -              67,750
Payments of principal on long-term other borrowings                   (39)                (39)
Net change in short-term other borrowings                         (28,068)            (31,039)
Stock option tax benefits                                              53                   -
Repurchase of common stock                                              -              (2,821)
Dividends paid                                                     (4,104)             (4,099)
Exercise of stock options                                             176                   -
                                                               ------------------------------
      Net cash provided by (used in) financing activities          36,133              (4,418)
                                                               ------------------------------
  Net change in cash and cash equivalents                          96,568             (12,140)
                                                               ------------------------------
  Cash and cash equivalents and beginning of period                86,355              88,798
                                                               ------------------------------
  Cash and cash equivalents at end of period                     $182,923             $76,658
                                                               ==============================
  Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned                       $2,276              $1,025
Unrealized net gain (loss) on securities available for sale          $459             ($2,464)
Market value of shares tendered by employees in-lieu of
  cash to pay for exercise options and/or related taxes              $652                   -
Supplemental disclosure of cash flow activity:
Cash paid for interest expense                                    $12,222             $19,988
Cash paid for income taxes                                         $8,567              $8,100

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

Investment Securities
The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. During the six months ended June 30, 2009, and throughout 2008, the Company did not have any securities classified as either held-to-maturity or trading.

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:


                                                                                       June 30, 2009
                                                             --------------------------------------------------------------
                                                                                  Gross            Gross         Estimated
                                                              Amortized        Unrealized       Unrealized         Fair
                                                                Cost              Gains           Losses           Value
                                                             --------------------------------------------------------------
Securities Available-for-Sale                                                         (in thousands)
Obligations of U.S. government corporations and agencies       $222,225           $7,114                 -       $229,339
Obligations of states and political subdivisions                 22,289              231              (286)        22,234
Corporate debt securities                                         1,000                -              (469)           531
                                                             -------------------------------------------------------------
     Total securities available-for-sale                       $245,514           $7,345             ($755)      $252,104
                                                             =============================================================


                                                                                     December 31, 2008
                                                             -------------------------------------------------------------
                                                                                  Gross            Gross         Estimated
                                                              Amortized        Unrealized       Unrealized         Fair
                                                                Cost              Gains           Losses           Value
                                                             -------------------------------------------------------------
Securities Available-for-Sale                                                         (in thousands)
Obligations of U.S. government corporations and agencies       $236,786           $6,193               ($2)      $203,774
Obligations of states and political subdivision                  22,644              293              (272)        27,648
Corporate debt securities                                         1,000                -               (81)         1,005
                                                             -------------------------------------------------------------
    Total securities available-for-sale                        $260,430           $6,486             ($355)      $266,561
                                                             =============================================================

The amortized cost and estimated fair value of debt securities at June 30, 2009 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2009, obligations of U.S. government corporations and agencies with a cost basis totaling $222,225,000 consist almost entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S.
government corporations and agencies is categorized based on final maturity date. At June 30, 2009, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 3.4 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

                                                                     Estimated
                                                  Amortized Cost     Fair Value
                                                 -------------------------------
Investment  Securities                                    (in thousands)
Due in one year                                       $410              $411
Due after one year  through  five years             55,064            56,043
Due after five years through ten years              28,750            29,441
Due after ten years                                161,289           166,209
                                                 ------------------------------
Totals                                            $245,514          $252,104
                                                 ==============================

Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of other accumulated comprehensive income
(loss) in shareholders' equity until realized. During the six months ended June 30, 2009, and throughout 2008, the Company did not sell any investment securities.

Investment securities with an aggregate carrying value of $219,789,000 and $231,056,000 at June 30, 2009 and December 31, 2008, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

                                                            Less than 12 months   12 months or more          Total
                                                            -------------------   ------------------    ------------------
                                                            Fair    Unrealized    Fair    Unrealized    Fair    Unrealized
June 30, 2009                                               Value      Loss       Value      Loss       Value      Loss
                                                            --------------------------------------------------------------
Securities Available-for-Sale:                                                        (in thousands)
Obligations of U.S. government
   corporations and agencies                                     -         -           -         -           -         -
 Obligations of states and political subdivisions            3,427      (108)      1,910      (178)      5,337      (286)
Corporate debt securities                                    1,000      (469)          -         -       1,000      (469)
                                                            --------------------------------------------------------------
Total securities available-for-sale                         $4,427     ($577)     $1,910     ($178)     $6,353     ($755)
                                                            ==============================================================

                                                            Less than 12 months   12 months or more          Total
                                                            -------------------   ------------------    ------------------
                                                            Fair    Unrealized    Fair    Unrealized    Fair    Unrealized
December 31, 2008                                           Value      Loss       Value      Loss       Value      Loss
                                                            --------------------------------------------------------------
Securities Available-for-Sale:                                                        (in thousands)
Obligations ofm U.S. government
   corporations and agencies                                  $130       ($1)        $18       ($1)       $148       ($2)
Obligations of states and political subdivisions             6,882      (272)          -         -       6,882      (272)
Corporate debt securities                                    1,000       (81)          -         -       1,000       (81)
                                                            --------------------------------------------------------------
Total securities available-for-sale                         $8,012     ($354)        $18       ($1)     $8,030     ($355)
                                                            ==============================================================

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. At June 30, 2009, no debt securities representing obligations of U.S. government corporations and agencies had unrealized losses.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. At June 30, 2009, 11 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 5.4% from the Company's amortized cost basis.

Obligations of corporation debt securities: The unrealized losses on investments in corporate debt securities were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. At June 30, 2009, 1 corporate debt security had an unrealized loss with aggregate depreciation of 46.9% from the Company's amortized cost basis.

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

Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB"), and as a condition of membership, it is required to purchase stock. The amount of FHLB stock required to be purchased is based on the borrowing capacity desired by the Bank. While technically equity securities, there is no market for the FHLB stock. Therefore, the shares are considered as restricted investment securities. Such investment is carried at cost.

Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors of current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. At June 30, 2009, June 30, 2008, and December 31, 2008, the Company's balance of loans held for sale was immaterial.

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

Loans
Loans are reported at the principal amount outstanding, net of unearned income and the allowance for loan losses. Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loan's yield over the actual life of the loan. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is generally discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When loans are 90 days past due, but in management's judgment are well secured and in the process of collection, they may be classified as accrual. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of Management, the loans are estimated to be fully collectible as to both principal and interest. All impaired loans are classified as nonaccrual loans. At June 30, 2009, $8,632,000 of loans are classified as troubled debt restructured. The Company had obligations to lend $1,663,000 of additional funds on the restructured loans as of June 30, 2009.

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

Based on the current conditions of the loan portfolio, Management believes that the allowance for loan losses ($33,624,000) and the reserve for unfunded commitments ($3,140,000), which collectively stand at $36,764,000 at June 30, 2009, are adequate to absorb probable losses inherent in the Company's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (dollars in thousands):

                                         Three months ended June 30,   Six months ended June 30,
                                         -------------------------------------------------------
   Allowance for loan losses:                2009           2008           2009           2008
                                         -------------------------------------------------------
   Balance at beginning of period         $32,774       $19,383          $27,590       $17,331
   Provision for loan losses                7,850         8,800           15,650        12,900
   Loans charged off:
     Real estate mortgage:
       Residential                           (484)         (167)           (574)         (221)
   Commercial                                (103)            -            (145)          (19)
     Consumer:
       Home equity lines                   (2,163)         (789)         (3,468)         (948)
       Home equity loans                      (80)         (161)           (185)         (250)
       Auto indirect                         (628)         (623)         (1,293)       (1,172)
       Other consumer                        (203)         (277)           (518)         (579)
     Commercial                              (579)         (254)         (1,058)         (389)
     Construction:
       Residential                         (3,068)       (1,905)         (3,068)       (2,983)
       Commercial                               -             -               -             -
                                          -----------------------------------------------------
   Total loans charged off                 (7,308)       (4,176)        (10,309)       (6,561)
   Recoveries of previously
     charged-off loans:
     Real estate mortgage:
       Residential                              -             -               -             -
       Commercial                              16            14              31            28
     Consumer:
       Home equity lines                        7             -               9             -
       Home equity loans                        -             -               -             -
       Auto indirect                          124            69             260           191
       Other consumer                         155           181             351           374
     Commercial                                 6            10              38            18
     Construction:
       Residential                              -             -               4             -
       Commercial                               -             -               -             -
                                          ----------------------------------------------------
   Total recoveries of
     previously charged off loans             308           274             693           611
                                          ----------------------------------------------------
       Net charge-offs                     (7,000)       (3,902)         (9,616)       (5,950)
                                          ----------------------------------------------------
   Balance at end of period               $33,624       $24,281         $33,624       $24,281
                                          ====================================================
   Reserve for unfunded commitments:
   Balance at beginning of period          $2,740        $2,915          $2,565        $2,090
   Provision for losses -
     unfunded commitments                     400           550             575         1,375
                                          ----------------------------------------------------
   Balance at end of period                $3,140        $3,465          $3,140        $3,465
                                          ====================================================
   Balance at end of period:
   Allowance for loan losses                                            $33,624      $24,281
   Reserve for unfunded commitments                                       3,140        3,465
                                                                        ---------------------
   Allowance for losses                                                 $36,764      $27,746
                                                                        =====================
   As a percentage of total loans:
   Allowance for loan losses                                              2.17%         1.57%
   Reserve for unfunded commitments                                        .20%         0.23%
                                                                        ---------------------
   Allowance for losses                                                   2.37%         1.80%
                                                                        =====================

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

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

                                            Six months ended June 30,
                                            -------------------------
                                               2009         2008
                                            -------------------------
   Mortgage servicing rights:
   Balance at beginning of period              $2,972        $4,088
   Additions                                      825           412
   Change in fair value                            98          (172)
                                            -------------------------
   Balance at end of period                    $3,895        $4,328
                                            =========================
   Servicing fees received                       $546          $506
   Balance of loans serviced at:
     Beginning of period                     $431,195      $406,743
     End of period                           $468,360      $417,080
  Weighted-average prepayment speed (CPR)        16.3%         10.7%
  Discount rate                                   9.0%         10.0%

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

The following table summarizes the Company's goodwill intangible as of June 30, 2009 and December 31, 2008.

                               December 31,                             June 30,
   (Dollars in Thousands)         2008       Additions     Reductions     2009
                              --------------------------------------------------
   Goodwill                      $15,519         -              -       $15,519
                              ==================================================

The following table summarizes the Company's core deposit intangibles as of June 30, 2009 and December 31, 2008.

                                   December 31,                         June 30,
   (Dollars in Thousands)             2008      Additions  Reductions      2009
                                   ---------------------------------------------
   Core deposit intangibles        $3,365             -             -    $3,365
   Accumulated amortization        (2,712)            -          (199)   (2,911)
                                   ---------------------------------------------
   Core deposit intangibles, net     $653             -         ($199)    $ 454
                                   =============================================

Core deposit intangibles are amortized over their expected useful lives. Such lives are periodically reassessed to determine if any amortization period adjustments are indicated. The following table summarizes the Company's estimated core deposit intangible amortization for each of the five succeeding years:

                                         Estimated Core Deposit
                                         Intangible Amortization
               Years Ended               (Dollars in thousands)
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


Stock-Based Compensation
The following table shows the number, weighted-average exercise price, intrinsic value, weighted average remaining contractual life, average remaining vesting period, and remaining compensation cost to be recognized over the remaining vesting period of options exercisable, options not yet exercisable, and total options outstanding as of June 30, 2009:

                                                      Currently     Currently Not     Total
(dollars in thousands except exercise price)         Exercisable     Exercisable   Outstanding
Number of options                                     1,176,438       195,150       1,371,588
Weighted average exercise price                          $13.80        $20.16          $14.70
Intrinsic value                                          $4,042           $61          $4,103
Weighted average remaining contractual term (yrs.)         2.15          3.21            3.01

The options for 195,150 shares that are not currently exercisable as of June 30, 2009 are expected to vest, on a weighted-average basis, over the next 3.21 years, and the Company is expected to recognize $1,400,000 of compensation costs related to these options as they vest.

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

Earnings per share have been computed based on the following:

                                                 Three months ended June 30,  Six months ended June 30,

                                                      2009         2008           2009        2008
(in thousands)                                   ------------------------------------------------------
Net income                                          $2,512       $2,274         $5,394      $6,322

Average number of common shares outstanding         15,783       15,745         15,779      15,793
Effect of dilutive stock options                       214          208            229         225
                                                 ---------------------------------------------------
Average number of common shares outstanding
   used to calculate diluted earnings per share     15,997       15,953         16,008      16,018
                                                 ===================================================

There were 553,000 and 658,000 options excluded from the computation of diluted earnings per share for the three month periods ended June 30, 2009 and 2008, respectively, because the effect of these options was antidilutive.

There were 553,000 and 541,000 options excluded from the computation of diluted earnings per share for the six month periods ended June 30, 2009 and 2008, respectively, because the effect of these options was antidilutive.

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

The components of other comprehensive income (loss) and related tax effects are as follows:

                                             Three months ended June 30,     Six Months Ended June 30,
                                             ---------------------------------------------------------
                                                 2009          2008             2009           2008
(in thousands)                               ---------------------------------------------------------
Unrealized holding losses on
   available-for-sale securities              ($1,988)      ($5,185)             $460        ($2,464)
Tax effect                                        836         2,180               194          1,036
                                             ---------------------------------------------------------
Unrealized holding losses on
   available-for-sale securities, net of tax  ($1,152)      ($3,005)             $266        ($1,428)
                                             =========================================================


The components of accumulated other comprehensive income (loss), included in shareholders' equity, are as follows:

                                                          June 30,  December 31,
                                                             2009      2008
                                                          ----------------------
                                                             (in thousands)
Net unrealized gains on available-for-sale securities      $6,590      $6,131
Tax effect                                                 (2,771)     (2,578)
                                                          ----------------------
    Unrealized holding gains on
    available-for-sale securities, net of tax               3,819       3,553
                                                          ----------------------
Minimum pension liability                                  (2,677)     (2,677)
Tax effect                                                  1,126       1,126
                                                          ----------------------
   Minimum pension liability, net of tax                   (1,551)     (1,551)

Joint beneficiary agreement liability                          94          94
Tax effect                                                    (40)        (40)
                                                           ---------------------
   Joint beneficiary agreement liability, net of tax           54          54
                                                           ---------------------
Accumulated other comprehensive income                     $2,322      $2,056
                                                           =====================

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

                                                           Three Months         Six Months
                                                          Ended June 30,      Ended June 30,
                                                        ----------------     ---------------
(in thousands)                                           2009       2008       2009     2008
                                                         ----       ----       ----     ----

Net pension cost included the following components:
Service cost-benefits earned during the period           $99       $139       $198     $278
Interest cost on projected benefit obligation            174        166        348      332
Amortization of net obligation at transition               -          -          -        -
Amortization of prior service cost                        38         45         76       90
Recognized net actuarial loss                             25         37         50       74
                                                        ------------------------------------
Net periodic pension cost                               $336       $387       $672     $774
                                                        ====================================


During the six months ended June 30, 2009 and 2008, the Company contributed and paid out as benefits $388,000 and $314,000, respectively, to participants under the plans. For the year ending December 31, 2009, the Company currently expects to contribute and pay out as benefits $730,000 to participants under the plans.

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

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value, or the appraised value contains a significant assumption, and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at June 30, 2009              Total    Level 1     Level 2    Level 3
Securities available-for-sale          $252,104         -    $252,104          -
Mortgage servicing rights                 3,895         -           -     $3,895
                                       -----------------------------------------
Total assets measured at fair value    $255,999         -    $252,104     $3,895
                                       =========================================

The table below presents the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis (in thousands):

Fair value at June 30, 2009               Total   Level 1    Level 2     Level 3
Impaired loans                           $40,094        -          -     $40,094
                                        ----------------------------------------
Total assets measured at fair value      $40,094        -          -     $40,094
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

Securities Sold under Agreements to Repurchase and Federal Funds Purchased or Sold For short-term instruments, including securities sold under agreements to repurchase and federal funds purchased or sold, the carrying amount is a reasonable estimate of fair value.

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

                                                    June 30, 2009                    December 31, 2008
                                            --------------------------         ----------------------------
                                             Carrying           Fair             Carrying           Fair
                                              Amount            Value             Amount            Value
 (in thousands)                             --------------------------         ----------------------------
Financial assets:
  Cash and due from banks                     $55,071          $55,071           $64,375           $64,375
  Cash at Federal Reserve and other banks     127,852          127,852            21,980            21,980
  Securities available-for-sale               252,104          252,104           266,561           266,561
  Federal Home Loan Bank stock, at cost         9,274            9,274             9,235             9,235
  Loans, net                                1,518,611        1,551,729         1,563,259         1,623,697
  Cash value of life insurance                 47,365           47,365            46,815            46,815
  Accrued interest receivable                   7,575            7,575             7,935             7,935
Financial liabilities:
  Deposits                                  1,737,385        1,696,777         1,669,270         1,646,561
  Accrued interest payable                      5,094            5,094             6,146             6,146
  Federal funds purchased                           -                -                 -                 -
  Other borrowings                             73,898           78,685           102,005           101,681
  Junior subordinated debt                     41,238           17,097            41,238            21,856

                                             Contract           Fair            Contract             Fair
Off-balance sheet:                            Amount            Value            Amount              Value
                                             --------------------------         --------            ------
 Commitments                                 $614,022           $6,140          $637,940            $6,379
 Standby letters of credit                      7,424               74             5,425                54
 Overdraft privilege commitments               37,825              378            35,883               359

Subsequent Events

The Company has evaluated events subsequent to the balance sheet through August 7, 2009, the date the financial statements were issued, and has determined that there were no recognized or non-recognized subsequent events that require recognition or disclosure in these financial statements.

Recent Accounting Pronouncements
In February 2008, the FASB issued Financial Accounting Standards Board Staff Position FAS SFAS157-2 (FSP 157-2), Effective Date of FASB Statement No. 157. FSP SFAS 157-2 delayed the Company's January 1, 2008, effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. Implementation of this standard did not have a material effect on the Company's financial statements.

In March 2008, the FASB issued FASB Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company on January 1, 2009 and did not have a significant impact on the Company's financial statements.

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

In April 2009, the FASB issued Financial Accounting Standards Board Staff Position FAS SFAS 107-1 and APB 28-1 (FSP SFAS 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS 107-1 and APB 28-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 are included in the Company's interim financial statements beginning with the second quarter of 2009.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS 165). SFAS 165 is effective with interim or annual financial periods ending after June 15, 2009. The objective of SFAS 165 is to establish general standards for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

                                TRICO BANCSHARES
                                Financial Summary
               (In thousands, except per share amounts; unaudited)

                                            Three months ended         Six months ended
                                                June 30,                   June 30,
                                         ------------------------------------------------
                                           2009           2008        2009         2008
                                         ------------------------------------------------

Net Interest Income (FTE)                  $23,288       $23,029     $46,439      $44,575
Provision for loan losses                   (7,850)       (8,800)    (15,650)     (12,900)
Noninterest income                           7,996         7,280      14,611       14,130
Noninterest expense                        (19,344)      (17,844)    (36,545)     (35,417)
Provision for income taxes (FTE)            (1,578)       (1,391)     (3,461)      (4,066)
                                          ------------------------------------------------
Net income                                  $2,512        $2,274      $5,394       $6,322
                                          ================================================

Earnings per share:
   Basic                                     $0.16         $0.14       $0.34        $0.40
   Diluted                                   $0.16         $0.14       $0.34        $0.39
Per share:
   Dividends paid                            $0.13         $0.13       $0.26        $0.26
   Book value at period end                 $12.67        $11.86
   Tangible book value at period end        $11.66        $10.81

Average common shares outstanding           15,783        15,745      15,779       15,793
Average diluted shares outstanding          15,997        15,953      16,008       16,018
Shares outstanding at period end            15,783        15,745
At period end:
   Loans, net                           $1,518,611    $1,519,043
   Total assets                          2,087,841     1,980,490
   Total deposits                        1,737,385     1,511,053
   Other borrowings                         73,898        85,048
   Junior subordinated debt                 41,238        41,238
Shareholders' equity                      $199,979      $186,686
Financial Ratios:
During the period (annualized):
   Return on assets                           0.48%         0.46%       0.52%        0.64%
   Return on equity                           4.94%         4.74%       5.32%        6.56%
   Net interest margin(1)                     4.82%         5.06%       4.86%        4.90%
   Net loan charge-offs to average loans      1.80%         1.01%       1.23%        0.77%
   Efficiency ratio(1)                       61.83%        58.87%      59.86%       60.33%
At Period End:
   Equity to assets                           9.58%         9.43%
   Total capital to risk-adjusted assets     12.87%        12.26%
   Allowance for losses to loans(2)           2.37%         1.80%

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

Following is a summary of the components of fully taxable equivalent ("FTE") net income for the periods indicated (dollars in thousands):

                                        Three months ended    Six months ended
                                            June 30,                June 30,
                                   ---------------------------------------------
                                       2009       2008         2009       2008
                                   ---------------------------------------------
Net Interest Income (FTE)           $23,288     $23,029      $46,439    $44,575
Provision for loan losses            (7,850)     (8,800)     (15,650)   (12,900)
Noninterest income                    7,996       7,280       14,611     14,130
Noninterest expense                 (19,344)    (17,844)     (36,545)   (35,417)
Provision for income taxes (FTE)     (1,578)     (1,391)      (3,461)    (4,066)
                                   ---------------------------------------------
Net income                           $2,512      $2,274       $5,394     $6,322
                                   =============================================

The Company had quarterly earnings of $2,512,000, or $0.16 per diluted share, for the three months ended June 30, 2009. This represents an increase of $238,000 (10.5%) when compared with earnings of $2,274,000 for the quarter ended June 30, 2008. Diluted earnings per share for the quarter ended June 30, 2009 increased 14.3% to $0.16 compared to $0.14 for the quarter ended June 30, 2008.

The Company reported earnings of $5,394,000, or $0.34 per diluted share, for the six months ended June 30, 2009. These results represent a decrease of $928,000 (14.7%) when compared with earnings of $6,322,000 for the six months ended June 30, 2008. Diluted earnings per share for the six months ended June 30, 2009 decreased 12.8% to $0.34 compared to $0.39 for the six months ended June 30, 2008.

Net Interest Income
The Company's primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):


                                             Three months ended             Six months ended
                                                 June 30,                      June 30,
                                        -----------------------------------------------------
                                            2009         2008            2009         2008
                                        -----------------------------------------------------
   Interest income                        $28,432      $30,332          $57,314      $61,462
   Interest expense                        (5,286)      (7,471)         (11,170)     (17,236)
   FTE adjustment                             142          168              295          349
                                       ------------------------------------------------------
      Net interest income (FTE)           $23,288      $23,029          $46,439      $44,575
                                       ======================================================
   Average interest-earning assets     $1,933,633   $1,819,222       $1,910,377   $1,818,217

   Net interest margin (FTE)                 4.82%        5.06%            4.86%       4.90%


Net interest income (FTE) during the second quarter of 2009 increased $259,000 (1.1%) from the same period in 2008 to $23,288,000. The increase in net interest income (FTE) was due to an $114,411,000 (6.3%) increase in average balances of interest-earning assets to $1,933,633,000 that was partially offset by a 0.24% decrease in net interest margin (FTE) to 4.82% from the quarter ended June 30, 2008.

Net interest income (FTE) during the first six months of 2009 increased $1,864,000 (4.2%) from the same period in 2008 to $46,439,000. The increase in net interest income (FTE) was due to a $92,160,000 (5.1%) increase in average balances of interest-earning assets to $1,910,377,000 that was partially offset by a 0.04% decrease in net interest margin (FTE) to 4.86% from 4.90% from the six month period ended June 30, 2008.

Interest and Fee Income
Interest and fee income (FTE) for the second quarter of 2009 decreased $1,926,000 (6.3%) from the second quarter of 2008. The decrease was due to a 0.80% decrease in the yield on average interest-earning assets to 5.91% that was partially offset by a $114,411,000 (6.3%) increase in average interest-earning assets to $1,933,633,000. The growth in average interest-earning assets was mainly due to a $109,805,000 increase in average balance of interest-earning cash at the Federal Reserve and other banks. The decrease in the yield on average interest-earning assets was mainly due to a 0.51% decrease in yield on loans to 6.48% and the large increase in interest-bearing cash balances that earned only 0.20% during the quarter.

Interest and fee income (FTE) for the six months ended June 30, 2009 decreased $4,202,000 (6.8%) from the same period of 2008. The decrease was due to a 0.77% decrease in the yield on average interest-earning assets to 6.03% that was partially offset by a $92,160,000 (5.1%) increase in average interest-earning assets to $1,910,377,000. The growth in interest-earning assets was primarily due to a $20,257,000 (1.3%) increase in average loan balances to $1,561,064,000, and a $77,592,000 increase in average balance of interest-earning cash at the Federal Reserve and other banks. The decrease in the yield on average interest-earning assets was mainly due to a 0.61% decrease in yield on loans to 6.50% and the large increase in interest-bearing cash balances that earned only 0.20% during the six months ended June 30, 2009. The decrease in loan yields from the six months ended June 30, 2009 was mainly due to a 4.00% decrease in the prime lending rate from 7.25% at December 31, 2007 to 3.25% at June 30, 2009.

Interest Expense
Interest expense decreased $2,185,000 (29.2%) to $5,286,000 in the second quarter of 2009 compared to the second quarter of 2008. The average balance of interest-bearing liabilities increased $72,837,000 (5.1%) to $1,489,202,000 in the second quarter of 2009 compared to the second quarter of 2008. The increase in the average balance of interest-bearing liabilities was due primarily to increased deposits of $214,226,000 (18.5%) offset by a decrease of $141,389,000 in the average balances of Federal funds purchased and other borrowings, respectively, from the second quarter of 2008. The average rate paid on interest-bearing liabilities in the quarter ended June 30, 2009 decreased 0.69% to 1.42% compared to the quarter ended June 30, 2008 as a result of lower market rates for almost all types of interest-bearing liabilities.

Interest expense decreased $6,066,000 (35.2%) to $11,170,000 for the six months ended June 30, 2009 compared to $17,236,000 for the six months ended June 30, 2008. The average balance of interest-bearing liabilities increased $53,730,000 (3.8%) to $1,465,509,000 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase in the average balance of interest-bearing liabilities was due primarily to increased deposits of $189,529,000 (16.4%) offset by a decrease of $135,799,000 in the average balances of Federal funds purchased and other borrowings from the six months ended June 30, 2008. The average rate paid on interest-bearing liabilities in the six month period ended June 30, 2009 decreased 0.92% to 1.52% compared to the six months ended June 30, 2008 as a result of lower market rates for almost all types of interest-bearing liabilities.

Net Interest Margin (FTE)
The following table summarizes the components of the Company's net interest margin for the periods indicated:

                                      Three months ended       Six months ended
                                           June 30,               June 30,
                                      ------------------------------------------
                                       2009       2008           2009      2008
                                      ------------------------------------------
Yield on interest-earning assets       5.91%      6.71%          6.03%     6.80%
Rate paid on interest-bearing
     Liabilities                       1.42%      2.11%          1.52%     2.44%
                                      ------------------------------------------
     Net interest spread               4.49%      4.60%          4.51%     4.36%
Impact of all other net
     noninterest-bearing funds         0.33%      0.46%          0.35%     0.54%
                                      ------------------------------------------
        Net interest margin            4.82%      5.06%          4.86%     4.90%
                                      ==========================================

Net interest margin for the three months ended June 30, 2009 decreased 0.24% compared to the three months ended June 30, 2008. This decrease in net interest margin was mainly due to a 0.13% decrease in the impact of net noninterest-bearing funds to 0.33% and a decrease of 0.11% in net interest spread compared to the three months ended June 30, 2008. The average yield on interest-earning assets decreased 0.80% while the average rate paid on interest-bearing liabilities decreased 0.69% from the three months ended June 30, 2008.

Net interest margin for the six months ended June 30, 2009 decreased 0.04% compared to the six months ended June 30, 2008. This decrease in net interest margin was mainly due to a 0.19% decrease in the impact of net noninterest-bearing funds to 0.35% offset by an increase of 0.15% in net interest spread compared to the six months ended June 30, 2008. The average yield on interest-earning assets decreased 0.77% while the average rate paid on interest-bearing liabilities decreased 0.92% from the six months ended June 30, 2008.

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

                                                                  For the three months ended
                                            ------------------------------------------------------------------
                                                     June 30, 2009                    June 30, 2008
                                            ------------------------------       -----------------------------
                                                         Interest    Rates                  Interest    Rates
                                              Average    Income/    Earned       Average    Income/     Earned
                                              Balance    Expense    Paid         Balance    Expense     Paid
                                            ------------------------------      ------------------------------
Assets:
Loans                                       $1,555,778   $25,218    6.48%       $1,546,257   $27,015     6.99%
Investment securities - taxable                245,489     2,896    4.72%          247,508     3,017     4.88%
Investment securities - nontaxable              22,407       405    7.23%           25,303       467     7.38%
Cash at Federal Reserve and other banks        109,959        55    0.20%              154         1     1.71%
                                            -----------------------------       ------------------------------
Total interest-earning assets                1,933,633    28,574    5.91%        1,819,222    30,500     6.71%
                                                          ------                              ------
Other assets                                   155,242                             167,452
                                               -------                             -------
Total assets                                $2,088,875                          $1,986,674
                                            ==========                          ==========
Liabilities and shareholders' equity:
Interest-bearing demand deposits              $283,777      $444    0.63%         $215,661      $134     0.25%
Savings deposits                               425,759       759    0.71%          392,938     1,172     1.19%
Time deposits                                  664,863     3,575    2.15%          551,574     4,344     3.15%
Federal funds purchased                              -         -    -              130,263       711     2.18%
Other borrowings                                73,565       112    0.61%           84,691       524     2.47%
Junior subordinated debt                        41,238       396    3.84%           41,238       586     5.68%
                                            ----------------------------        ------------------------------
Total interest-bearing liabilities           1,489,202     5,286    1.42%        1,416,365     7,471     2.11%
                                                           -----                               -----
Noninterest-bearing deposits                   361,035                             347,079
Other liabilities                               35,042                              31,225
Shareholders' equity                           203,596                             192,005
                                            ----------                          ----------
Total liabilities and shareholders' equity  $2,088,875                          $1,986,674
                                            ==========                          ==========
Net interest spread(1)                                              4.49%                                4.60%
Net interest income and interest margin(2)               $23,288    4.82%                    $23,029     5.06%
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

                                                                  For the six months ended
                                            ------------------------------------------------------------------
                                                     June 30, 2009                    June 30, 2008
                                            ------------------------------       -----------------------------
                                                         Interest    Rates                  Interest    Rates
                                              Average    Income/    Earned       Average    Income/     Earned
                                              Balance    Expense    Paid         Balance    Expense     Paid
                                            ------------------------------      ------------------------------
Assets:
Loans                                       $1,561,064   $50,731    6.50%       $1,540,807   $54,741     7.11%
Investment securities - taxable                248,960     5,979    4.80%          251,143     6,095     4.85%
Investment securities - nontaxable              22,508       822    7.31%           26,014       972     7.47%
Cash at Federal Reserve and other banks         77,845        77    0.20%              253         3     2.37%
                                            -----------------------------       ------------------------------
Total interest-earning assets                1,910,377    57,609    6.03%        1,818,217    61,811     6.80%
                                                          ------                              ------
Other assets                                   158,657                             169,453
                                               -------                             -------
Total assets                                $2,069,034                          $1,987,670
                                            ==========                          ==========
Liabilities and shareholders' equity:
Interest-bearing demand deposits              $270,957      $786    0.58%         $217,074      $221     0.20%
Savings deposits                               417,254     1,652    0.79%          390,214     2,674     1.37%
Time deposits                                  660,103     7,542    2.29%          551,497     9,932     3.60%
Federal funds purchased                              -         -    -              116,914     1,523     2.61%
Other borrowings                                75,957       354    0.93%           94,842     1,587     3.35%
Junior subordinated debt                        41,238       836    4.05%           41,238     1,299     6.30%
                                            ----------------------------        ------------------------------
Total interest-bearing liabilities           1,465,509    11,170    1.52%        1,411,779    17,236     2.44%
                                                          ------                              ------
Noninterest-bearing deposits                   363,755                             350,643
Other liabilities                               36,909                              32,521
Shareholders' equity                           202,861                             192,727
                                               -------                             -------
Total liabilities and shareholders' equity  $2,069,034                          $1,987,670
                                            ==========                          ==========
Net interest spread(1)                                              4.51%                                4.36%
Net interest income and interest margin(2)               $46,439    4.86%                    $44,575     4.90%
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

                                                Three months ended June 30, 2009
                                                   compared with three months
                                                      ended June 30, 2008
                                                --------------------------------
                                                 Volume        Rate        Total
                                                --------------------------------
Increase (decrease) in interest income:
Loans                                              $166     $(1,963)    $(1,797)
Investment securities                               (63)       (120)       (183)
Cash at Federal Reserve and other banks             469        (415)         54
                                                --------------------------------
   Total interest-earning assets                    572      (2,498)     (1,926)
                                                --------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits                     43         267         310
Savings deposits                                     98        (511)       (413)
Time deposits                                       892      (1,661)       (769)
Federal funds purchased                            (711)          -        (711)
Other borrowings                                    (69)       (343)       (412)
Junior subordinated debt                              -        (190)       (190)
                                                 -------------------------------
   Total interest-bearing liabilities               254      (2,439)     (2,185)
                                                 -------------------------------
Increase in Net Interest Income                    $318        $(59)       $259
                                                 ===============================

                                                  Six months ended June 30, 2009
                                                     compared with six months
                                                        ended June 30, 2008
                                                 -------------------------------
                                                 Volume         Rate       Total
                                                 -------------------------------
Increase (decrease) in interest income:
Loans                                              $720      $(4,730)   $(4,010)
Investment securities                              (145)        (121)      (266)
Cash at Federal Reserve and other banks             919         (845)        74
                                                 -------------------------------
   Total interest-earning assets                  1,494       (5,696)    (4,202)
                                                 -------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits                     54          511        565
Savings deposits                                    185       (1,207)    (1,022)
Time deposits                                     1,955       (4,345)    (2,390)
Federal funds purchased                          (1,523)           -     (1,523)
Other borrowings                                   (316)        (917)    (1,233)
Junior subordinated debt                              -         (463)      (463)
                                                 -------------------------------
   Total interest-bearing liabilities               352       (6,418)    (6,066)
                                                 -------------------------------
Increase in Net Interest Income                  $1,142         $722     $1,864
                                                 ===============================

Provision for Loan Losses
The Company provided $7,850,000 for loan losses in the second quarter of 2009 versus $8,800,000 in the second quarter of 2008. In the second quarter of 2009, the Company recorded $7,000,000 of net loan charge-offs versus $3,902,000 of net loan charge-offs in the second quarter of 2008. In addition, net charge-offs of $2,236,000 on home equity lines and loans and $504,000 on auto indirect loans were taken during the second quarter of 2009. During the second quarter of 2009, the Company also increased its allowance for loan losses by $850,000 from the first quarter of 2009 with such additional reserves allocated primarily to consumer loans, residential real estate and construction lending.

The Company provided $15,650,000 for loan losses during the six months ended June 30, 2009 versus $12,900,000 during the six months ended June 30, 2008. In the six months ended June 30, 2009, the Company recorded $9,616,000 of net loan charge-offs versus $5,950,000 of net loan charge-offs in the six months ended June 30, 2008. A total net of $3,644,000 in home equity lines and loans and $1,033,000 on auto indirect loans have been charged-off during the six months ended June 30, 2009. During the six months ended June 30, 2009, the Company increased its allowance for loan losses by $6,034,000 from December 31, 2008 with such additional reserves allocated primarily to consumer loans, residential real estate and construction lending.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).

                                                 Three months ended         Six months ended
                                                     June 30,                    June 30,
                                                ------------------------------------------------
                                                   2009        2008         2009         2008
                                                ------------------------------------------------
   Service charges on deposit accounts           $4,136      $3,963       $7,721       $7,801
   ATM fees and interchange revenue               1,222       1,168        2,320        2,247
   Other service fees                               553         527        1,095        1,078
   Change in value of mortgage servicing rights     271         168           98         (172)
   Gain on sale of loans                            948         316        1,589          574
   Commissions on sale of
     nondeposit investment products                 492         525          981          945
   Increase in cash value of life insurance         270         360          550          720
   Gain from VISA IPO                                 -           -            -          396
   Other noninterest income                         104         253          257          541
                                                -----------------------------------------------
   Total noninterest income                      $7,996      $7,280      $14,611      $14,130
                                                ===============================================


Noninterest income for the second quarter of 2009 increased $716,000 (9.8%) from the second quarter of 2008, mainly due to a $632,000 (200%) increase in gain on sale of loans to $948,000. Also contributing to the increase in noninterest income was a $173,000 (4.4%) increase in service charges on deposit accounts to $4,136,000, and a $103,000 (61.3%) increase in the change in value of mortgage servicing rights to $271,000. These increases were offset a decrease of $90,000 (25.0%) in the cash value of life insurance to $270,000 and a decrease in other noninterest income of $149,000 (58.9%) to $104,000. The increases in service charges on deposit accounts and ATM fees and interchange revenue were primarily due to increased numbers of customers. The increase in gain on sale of loans is primarily due to increased refinancing activity during the quarter. The improvement in change in value of mortgage servicing rights is primarily due to a decrease in refinance activity at the end of the quarter which extends the estimated life of new mortgages and enhances the value of the related mortgage servicing rights.

Noninterest income for the six months ended June 30, 2009 increased $481,000 (3.4%) to $14,611,000 from the same period in 2008. The increase in noninterest income from the six months ended June 30, 2009 was mainly due to a $1,015,000 gain on sale of loans to $1,589,000 (177%), offset by a decrease of $170,000 in the cash value of life insurance to $550,000 (23.6%) and a decrease in the gain on VISA IPO of $396,000 (100%) to $0. The increase in gain on sale of loans is primarily due to increased refinancing activity in the low interest rate environment that existed for most of the six month period ended June 30, 2009.

Noninterest Expense
The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).

                                                 Three months ended         Six months ended
                                                     June 30,                    June 30,
                                                ------------------------------------------------
                                                   2009        2008         2009         2008
                                                ------------------------------------------------
   Base salaries, net of
      deferred loan origination costs            $6,568       $6,316       $13,144      $12,649
   Incentive compensation                         1,024          830         1,612        1,390
   Benefits and other compensation costs          2,477        2,499         5,102        5,086
                                                ------------------------------------------------
      Total salaries and related benefits        10,069        9,645        19,858       19,125
                                                ------------------------------------------------
   Occupancy                                      1,269        1,228         2,504        2,416
   Equipment                                        905          998         1,822        1,980
   Telecommunications                               433          630           765        1,227
   Data processing and software                     686          596         1,304        1,211
   Provisions for losses - unfunded commitments     400          550           575        1,375
   ATM network charges                              589          529         1,105        1,023
   Professional fees                                423          509           734        1,002
   Advertising and marketing                        514          434           912          753
   Courier service                                  100          275           273          538
   Postage                                          228          216           507          498
   Intangible amortization                           64          133           198          256
   Operational losses                                90           92           127          205
   Provision for OREO losses                          -            -           162            -
   Assessments                                    1,288           83         1,590          165
   Other                                          2,286        1,926         4,109        3,643
                                                ------------------------------------------------
   Total other noninterest expense                9,275        8,199        16,687       16,292
                                                ------------------------------------------------
   Total noninterest expense                    $19,344      $17,844       $36,545      $35,417
                                                ================================================
   Average full time equivalent staff               639          626           630          626
   Noninterest expense to revenue (FTE)           61.83%       58.87%       59.86%        60.33%


Noninterest expense for the second quarter of 2009 increased $1,500,000 (8.4%) compared to the second quarter of 2008. Salaries and benefits expense increased $424,000 (4.4%) to $10,069,000 mainly due to annual salary increases, increased FTE and increased incentive compensation expense related to increased production of sold loans. Other noninterest expense increased $1,076,000 (13.1%) primarily due to a $1,205,000 (1452%) increase in assessments. The FDIC special assessment, which is due on September 30, 2009 and recorded in the quarter ended June 30, 2009, totaled $933,000. The remainder of the increase in assessments is due to increasing deposits and premium rates on FDIC insurance. The increase in assessments was partially offset by decreases in telecommunications of $197,000 (31.3%) to $433,000 and courier service of $175,000 (63.6%) to $100,000.

Noninterest expense for the six months ended June 30, 2009 increased $1,128,000 (3.2%) compared to the six months ended June 30, 2008. Salaries and benefits expense increased $733,000 (3.8%) to $19,858,000 mainly due to annual salary increases, increased FTE and increased incentive compensation expense related to increased production of sold loans. Other noninterest expense increased $395,000 (2.4%) primarily due to assessments increasing $1,425,000 (864%) to $1,590,000 offset by a decrease of $800,000 (58.2%) in provision for losses on unfunded commitments to $575,000 and a decrease in telecommunications by $462,000 (37.7%) to $765,000.

Provision for Income Tax
The effective tax rate for the three months ended June 30, 2009 was 36.4% and reflects an increase from 35.0% for the three months ended June 30, 2008. The effective tax rate for the six months ended June 30, 2009 was 37.0% and reflects no change from 37.0% for the six months ended June 30, 2008. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly from increase in cash value of life insurance, tax-exempt loans and state and municipal securities.

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

The following is a summary of classified assets on the dates indicated (dollars in thousands):

                              At June 30, 2009            At December 31, 2008
                         --------------------------    -------------------------
                          Gross   Guaranteed   Net     Gross   Guaranteed   Net
                         -------------------------------------------------------
Classified loans         $100,865   $4,884  $95,981     63,850  $5,379  $58,471
Other classified assets     2,622        -    2,622      1,185            1,185
                         -------------------------------------------------------
Total classified assets  $103,487   $4,884  $98,603    $65,035  $5,379  $59,656
                         =======================================================
Allowance for loan losses/classified loans     35.0%                       47.2%

Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, increased $38,947,000 (65%) to $98,603,000 at June 30, 2009 from $59,656,000 at December 31, 2008.

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

Interest income on nonaccrual loans, which would have been recognized during the six months ended June 30, 2009 and 2008, if all such loans had been current in accordance with their original terms, totaled $2,186,000 and $952,000, respectively. Interest income actually recognized on these loans during the six months ended June 30, 2009 and 2008 was $605,000 and $415,000, respectively.

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

As shown in the following table, total nonperforming assets net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, increased $17,285,000 (60%) to $45,995,000 during the first six months of 2009. Nonperforming assets net of guarantees represent 2.20% of total assets. All nonaccrual loans are considered to be impaired when determining the need for a specific valuation allowance. The Company continues to make a concerted effort to work problem and potential problem loans to reduce risk of loss.

                                                  At June 30, 2009            At December 31, 2008
                                              -------------------------    -------------------------
                                                Gross  Guaranteed  Net      Gross  Guaranteed   Net
                                              ------------------------------------------------------
(dollars in thousands):
Performing nonaccrual loans                   $24,886   $4,884  $19,982    $22,600  $5,102  $17,498
Nonperforming, nonaccrual loans                21,321        -   21,321      9,994     154    9,840
                                              ------------------------------------------------------
     Total nonaccrual loans                    46,187    4,884   41,303     32,594   5,256   27,338
Loans 90 days past due and still accruing       2,070        -    2,070        187       -      187
                                              ------------------------------------------------------
Total nonperforming loans                      48,257    4,884   43,373     32,781   5,256   27,525
Other real estate owned                         2,622        -    2,622      1,185       -    1,185
                                              ------------------------------------------------------
Total nonperforming assets                    $50,879   $4,884  $45,995    $33,966  $5,256  $28,710
                                              ======================================================
Nonperforming loans to total loans                                 2.79%                       1.73%
Nonperforming assets to total assets                               2.20%                       1.41%
Allowance for loan losses/nonperforming loans                        78%                        100%


Capital Resources
The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management.

The Company adopted and announced a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company's common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company's approximately 15,815,000 common shares outstanding as of August 21, 2007. The Company did not repurchase any shares during the three months ended June 30, 2009. This plan has no stated expiration date for the repurchases. As of June 30, 2009, the Company had repurchased 166,600 shares under this plan, which left 333,400 shares available for repurchase under the plan.

The Company's primary capital resource is shareholders' equity, which was $199,979,000 at June 30, 2009. This amount represents an increase of $2,047,000 from December 31, 2008, the net result of comprehensive income for the period of $5,660,000, the effect of stock option vesting of $262,000, the exercise of stock options for $828,000 and the tax benefit from the exercise of stock options of $53,000 that were partially offset by the repurchase of common stock with value of $652,000, and dividends paid of $4,104,000. The Company's ratio of equity to total assets was 9.58%, 9.43% and 9.69% as of June 30, 2009, June 30, 2008, and December 31, 2008, respectively.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

                                At June 30,         At              Minimum
                             -----------------      December 31,    Regulatory
                             2009       2008        2008           Requirement
                             -------------------------------------------------
   Tier I Capital            11.61%     11.01%     11.17%           4.00%
   Total Capital             12.87%     12.26%     12.42%           8.00%
   Leverage ratio            10.68%     10.80%     11.09%           4.00%

Liquidity
The discussion of "Liquidity" under Item 3 of this report is incorporated herein by reference.

Off-Balance Sheet Items
The Bank has certain ongoing commitments under operating and capital leases. These commitments do not significantly impact operating results. As of June 30, 2009 commitments to extend credit and commitments related to the Bank's deposit overdraft privilege product were the Bank's only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $621,446,000 and $643,365,000 at June 30, 2009 and December 31, 2008, respectively, and represent 40.0% of the total loans outstanding at June 30, 2009 and 40.4% at December 31, 2008. Commitments related to the Bank's deposit overdraft privilege product totaled $37,825,000 and $35,883,000 at June 30, 2009 and December 31, 2008, respectively.

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

At June 30, 2009, the results of the simulations noted above indicate that given a "flat" balance sheet scenario, and if deposit rates track general interest rate changes by approximately 50%, the Company's balance sheet is slightly liability sensitive. "Liability sensitive" implies that earnings decrease when interest rates rise, and increase when interest rates decrease. The magnitude of all the simulation results noted above is within the Bank's policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

The simulation results noted above do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

At June 30, 2009 and 2008, the Company had no material derivative financial instruments.

Liquidity
The Company's principal source of asset liquidity is cash at Federal Reserve and other banks and marketable investment securities available for sale. At June 30, 2009, cash at Federal Reserve and other banks and investment securities available for sale totaled $379,956,000, representing an increase of $91,415,000 (31.7%) from December 31, 2008, and an increase of $126,827,000 (50.1%) from
June 30, 2008. In addition, the Company generates additional liquidity from its operating activities. The Company's profitability during the first six months of 2009 generated cash flows from operations of $19,150,000 compared to $15,611,000 during the first six months of 2008. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks. Sales and maturities of investment securities produced cash inflows of $44,126,000 during the six months ended June 30, 2009 compared to $26,883,000 for the six months ended June 30, 2008. During the six months ended June 30, 2009, the Company invested $29,435,000 in securities and received $26,722,000 of net loan principal reductions, compared to $50,463,000 invested in securities and $1,667,000 of net loan principal reductions, respectively, during the first six months of 2008. These changes in investment and loan balances contributed to net cash provided by investing activities of $41,285,000 during the six months ended June 30, 2009, compared to net cash used in investing activities of $23,333,000 during the six months ended June 30, 2008. Financing activities provided net cash of $36,133,000 during the six months ended June 30, 2009, compared to net cash used in financing activities of $4,418,000 during the six months ended June 30, 2008. Deposit balance increases accounted for $68,115,000 of financing sources of funds during the six months ended June 30, 2009, compared to $34,170,000 of funds used by decreases in deposits during the six months ended June 30, 2008. A net decrease in short-term other borrowings accounted for $28,068,000 of financing uses of funds during the six months ended June 30, 2009, compared to $31,039,000 of funds used by a decrease in short-term other borrowings during the six months ended June 30, 2008. Dividends paid used $4,104,000 and $4,099,000 of cash during the six months ended June 30, 2009 and 2008, respectively. Federal funds did not use or provide cash during the six months ended June 30, 2009 as compared to an increase of Federal funds purchased providing $67,750,000 of cash during the six months ended June 30, 2008. Also, the Company's liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 4.  Controls and Procedures
The Chief Executive Officer, Richard Smith, and the Chief Financial Officer, Thomas Reddish, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2009 ("Evaluation Date"). Based on that evaluation, they each concluded that as of the Evaluation Date the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No changes in the Company's internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15(e) under the Exchange Act during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information concerning the common stock repurchased by the Company during the second quarter of 2009 pursuant to the Company's stock repurchase plan adopted on August 21, 2007, which is discussed in more detail under "Capital Resources" in this report and is incorporated herein by reference:


Period           (a) Total number        (b) Average price  (c) Total number of   (d) Maximum number
                     of shares purchased     paid per share     shares purchased as   of shares that may yet
                                                                part of publicly      be purchased under the
                                                                announced plans or    plans or programs
                                                                programs
---------------------------------------------------------------------------------------------------
Apr. 1-30, 2008             -                  -                       -                 333,400
May 1-31, 2008              -                  -                       -                 333,400
Jun. 1-30, 2008             -                  -                       -                 333,400
-----------------------------------------------------------------------------------------------------------
Total                       -                  -                       -                 333,400


Item 4 - Submission of Matters to a Vote of Security Holders

(a) The Company's Annual Meeting of Shareholders was held on May 19, 2009.
(b) and (c) The following twelve directors (the entire board of directors) were elected at the meeting:

                                 Votes For   Votes Against/Withheld  Abstentions
                                 ----------  ----------------------  -----------
     Donald J. Amaral            13,312,263         198,195            N/A
     William J. Casey            13,252,335         258,268            N/A
     L. Gage Chrysler III        13,297,154         213,645            N/A
     Craig S. Compton            13,259,230         251,228            N/A
     John S.A. Hasbrook          13,263,241         247,217            N/A
     Michael W. Koehnen          13,260,553         249,905            N/A
     Donald E. Murphy            13,302,407         208,110            N/A
     Steve G. Nettleton          13,311,608         198,850            N/A
     Richard P. Smith            13,313,219         197,239            N/A
     Carroll R. Taresh           13,291,347         219,111            N/A
     Alex A. Vereschagin, Jr.    13,257,718         252,740            N/A
     W. Virginia Walker          13,300,482         209,976            N/A


The shareholders approved the TriCo Bancshares 2009 Equity Incentive Plan. 10,365,872 shares were voted for approval, 551,116 shares were voted against and 130,636 shares abstained.

The shareholders ratified the appointment of Moss Adams LLP as independent public accountants of the Company for 2009. 13,352,993 shares were voted for the ratification, 45,370 shares were voted against and 118,910 shares abstained.

Item 6 - Exhibits

     3.1* Restated  Articles of  Incorporation,  filed as Exhibit 3.1 to TriCo's
          Form 8-K dated March 10, 2009.

     3.2* Bylaws of TriCo Bancshares, as amended, filed as Exhibit 3.2 to TriCo's Form 8-K dated March 10, 2009.

     10.1*Rights  Agreement  dated  June 25,  2001,  between  TriCo  and  Mellon
          Investor Services LLC filed as Exhibit 1 to TriCo's Form 8-A dated July 25, 2001.

     10.2*Form of Change of Control Agreement dated as of August 23, 2005, between TriCo, Tri Counties Bank and each of Dan Bailey, Bruce Belton, Craig Carney, Gary Coelho, Rick Miller, Richard O'Sullivan, Thomas Reddish, and Ray Rios filed as Exhibit 10.2 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

     10.5*TriCo's  1995  Incentive  Stock  Option  Plan filed as Exhibit  4.1 to
          TriCo's Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063).

     10.6*TriCo's 2001 Stock Option Plan,  as amended,  filed as Exhibit 10.7 to
          TriCo's QuarterlyReport on Form 10-Q for the quarter ended June 30, 2005.

     10.7*TriCo's 2009 Equity Incentive plan, included as Appendix A to TriCo's definitive proxy statement filed on April 4, 2009.

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

                                TRICO BANCSHARES
                                  (Registrant)

Date:  August 7, 2009     By/s/Thomas J. Reddish
                            --------------------
                            Thomas J. Reddish
                            Executive Vice President and Chief Financial Officer (Duly authorized officer and Principal financial officer)

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



Date: August 7, 2009            /s/Richard P. Smith
                                -------------------
                                Richard P. Smith
                                President and Chief Executive Officer

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



Date: August 7, 2009        /s/Thomas J. Reddish
                            --------------------
                            Thomas J. Reddish
                            Executive Vice President and Chief Financial Officer

Exhibit 32.1

Section 1350 Certification of CEO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Exhibit 32.2

Section 1350 Certification of CFO

In connection with the Quarterly Report of TriCo Bancshares (the "Company") on Form 10-Q for the period ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Reddish, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

          /s/Thomas J. Reddish
          -------------------
          Thomas J. Reddish
          Executive Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to TriCo Bancshares and will be retained by TriCo Bancshares and furnished to the Securities and Exchange Commission or its staff upon request.