Form 10-Q
period 2009-09-30
TRICO BANCSHARES /
filed 2009-11-10
CIK 356171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                  Quarterly Report Pursuant Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2009     Commission file number 0-10661
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

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," accelerated filer" and "smaller reporting companyu" in Rule 12b-2 of the Exchange Act (check one).

            Large accelerated filer      Accelerated filer  X
                                   ----                   ----
            Non-accelerated filer        Small reporting company
                                   ----                          ----
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                             Yes           No  X
                                -----        ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Class:  Common stock, no par value

Outstanding shares as of October 31, 2009:  15,787,753

                                TABLE OF CONTENTS

                                                                           Page

Forward Looking Statements                                                    1

PART I - FINANCIAL INFORMATION                                                2

   Item 1 - Financial Statements                                              2

            Notes to Unaudited Condensed Consolidated Financial Statements    6

            Financial Summary                                                22

   Item 2 - Management's Discussion and Analysis of Financial                23
            Condition and Results of Operations

   Item 3 - Quantitative and Qualitative Disclosures about Market Risk       36

   Item 4 - Controls and Procedures                                          38

PART II - OTHER INFORMATION                                                  39

   Item 1 - Legal Proceedings                                                39

   Item 1A - Risk Factors                                                    39

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds      39

   Item 6 - Exhibits                                                         39

   Signatures                                                                42

   Exhibits                                                                  43

                           FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about TriCo Bancshares (the "Company") that are subject to the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current knowledge and belief of the Company's management ("Management") and include information concerning the Company's possible or assumed future financial condition and results of operations. When you see any of the words "believes", "expects", "anticipates", "estimates", or similar expressions, it may mean the Company is making forward-looking statements. A number of factors, some of which are beyond the Company's ability to predict or control, could cause future results to differ materially from those contemplated. The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2008, and Part II,
Item 1A of this report for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those suggested by any forward-looking statement made in this report. Such Form 10-K and this report should be read to put any forward-looking statements in context and to gain a more complete understanding of the risks and uncertainties involved in the Company's business. Any forward-looking statement may turn out to be wrong and cannot be guaranteed. The Company does not intend to update any forward-looking statement after the date of this report.


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                TRICO BANCSHARES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data; unaudited)

                                                            At September 30,              At December 31,
                                                         2009              2008                2008
                                                       ----------------------------       ---------------
Assets:
     Cash and due from banks                              $48,549           $67,300          $64,375
     Cash at Federal Reserve and other banks              186,021                 -           21,980
                                                       ----------------------------       -------------
          Cash and cash equivalents                       234,570            67,300           86,355
     Securities available-for-sale                        230,962           241,900          266,561
     Federal Home Loan Bank stock, at cost                  9,274             9,147            9,235
     Loans, net of allowance for loan losses
          of $34,551, $24,588 and $27,590               1,496,661         1,538,648        1,563,259
     Foreclosed assets, net of allowance for
          losses of $206, $214 and $230                     2,372             1,178            1,185
     Premises and equipment, net                           18,102            19,094           18,841
     Cash value of life insurance                          47,635            46,061           46,815
     Accrued interest receivable                            7,666             7,874            7,935
     Goodwill                                              15,519            15,519           15,519
     Other intangible assets, net                             389               786              653
     Other assets                                          32,516            28,960           26,832
                                                       ----------------------------       -------------
          Total Assets                                 $2,095,666        $1,976,467       $2,043,190
                                                       ============================       =============
Liabilities:
     Deposits:
          Noninterest-bearing demand                     $349,949          $334,015         $401,247
          Interest-bearing                              1,401,946         1,229,826        1,268,023
                                                       ----------------------------       -------------
          Total deposits                                1,751,895         1,563,841         1,669,270
     Federal funds purchased                                    -            67,000                -
     Accrued interest payable                               4,136             5,217            6,146
     Reserve for unfunded commitments                       3,640             3,365            2,565
     Other liabilities                                     26,623            24,831           24,034
     Other borrowings                                      66,197            79,873          102,005
     Junior subordinated debt                              41,238            41,238           41,238
                                                       ----------------------------       -------------
           Total Liabilities                            1,893,729         1,785,365         1,845,258
                                                       ----------------------------       -------------
Commitments and contingencies
Shareholders' Equity
     Common stock, no par value: 50,000,000 shares
          authorized; issued and outstanding:
          15,787,753 at September 30, 2009                79,400
          15,744,881 at September 30, 2008                                   78,008
          15,756,101 at December 31, 2008                                                     78,246
     Retained earnings                                    118,603           115,549          117,630
     Accumulated other comprehensive income (loss), net     3,934            (2,455)           2,056
                                                       -----------------------------      ----------
          Total Shareholders' Equity                      201,937           191,102          197,932
                                                       -----------------------------      ------------
          Total Liabilities and Shareholders' Equity   $2,095,666        $1,976,467       $2,043,190
                                                       =============================      ============

See accompanying notes to unaudited condensed consolidated financial statements.

                                TRICO BANCSHARES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except share data; unaudited)

                                                          Three months ended September 30,   Nine months ended September 30,
                                                                      2009           2008            2009           2008
                                                         -------------------------------------------------------------------
 Interest and dividend income:
 Loans, including fees                                       $24,909         $26,790        $75,640        $81,531
 Debt securities:
    Taxable                                                    2,616           2,756          8,595          8,607
    Tax exempt                                                   244             287            771            910
 Dividends                                                        19             138             19            382
 Cash at Federal Reserve and other banks                         101               -            178             3
                                                         ------------------------------------------------------------------
 Total interest income                                        27,889          29,971         85,203         91,433
                                                         ------------------------------------------------------------------
 Interest expense:
 Deposits                                                      4,186           5,776         14,166         18,603
 Federal funds purchased                                           -             430              -          1,953
 Other borrowings                                                250             473            604          2,060
 Junior subordinated debt                                        348             573          1,184          1,872
                                                         ------------------------------------------------------------------
 Total interest expense                                        4,784           7,252         15,954         24,488
                                                         ------------------------------------------------------------------
 Net interest income                                          23,105          22,719         69,249         66,945
                                                         ------------------------------------------------------------------
 Provision for loan losses                                     8,000           2,600         23,650         15,500
                                                         ------------------------------------------------------------------
 Net interest income after provision for loan losses          15,105          20,119         45,599         51,445
                                                         ------------------------------------------------------------------
 Noninterest income:
 Service charges and fees                                      5,645           5,224         16,879         16,178
 Gain on sale of loans                                         1,205             341          2,794            915
 Commissions on sale of non-deposit investment products          380             594          1,361          1,539
 Increase in cash value of life insurance                        270             360            820          1,080
 Other                                                           293             273            550          1,210
                                                         ------------------------------------------------------------------
 Total noninterest income                                      7,793           6,792         22,404         20,922
                                                         ------------------------------------------------------------------
 Noninterest expense:
 Salaries and related benefits                                10,263           9,431         30,121         28,556
 Other                                                         9,114           7,158         25,801         23,450
                                                         ------------------------------------------------------------------
 Total noninterest expense                                    19,377          16,589         55,922         52,006
                                                         ------------------------------------------------------------------
 Income before income taxes                                    3,521          10,322         12,081         20,361
 Provision for income taxes                                    1,266           4,087          4,432          7,804
                                                         ------------------------------------------------------------------
 Net income                                                   $2,255          $6,235         $7,649        $12,557
                                                         ==================================================================

 Average shares outstanding                               15,787,264      15,744,881     15,781,547     15,777,282
 Diluted average shares outstanding                       16,015,952      15,951,668     16,010,959     16,021,886
 Per share data:
 Basic earnings                                                $0.14           $0.40          $0.48          $0.80
 Diluted earnings                                              $0.14           $0.39          $0.48          $0.78
 Dividends paid                                                $0.13           $0.13          $0.39          $0.39

 See accompanying notes to unaudited condensed consolidated financial statements.



                                TRICO BANCSHARES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           (In thousands, except share and per share data; unaudited)

                                                                               Accumulated
                                           Shares of                               Other
                                           Common       Common     Retained    Comprehensive
                                           Stock        Stock      Earnings         Loss       Total
                                       ---------------------------------------------------------------

Balance at December 31, 2007             15,911,550     $78,775    $111,655      ($1,552)   $188,878
Comprehensive income:                                                                       --------
Net income                                                           12,557                   12,557
Change in net unrealized gain on
   securities available for sale, net                                               (903)       (903)
                                                                                            ---------
Total comprehensive income                                                                    11,654
Cumulative effect of change in
   accounting principle, net of tax                                   (522)                     (522)
Stock option vesting                                        502                                  502
Reversal of tax benefit from
   exercise of stock options                              (444)                                (444)
Repurchase of common stock                 (166,669)       (825)    (1,996)                   (2,821)
Dividends paid ($0.39 per share)                                    (6,145)                   (6,145)
                                       --------------------------------------------------------------
Balance at September 30, 2008            15,744,881     $78,008   $115,549       ($2,455)   $191,102
                                       ==============================================================

Balance at December 31, 2008             15,756,101     $78,246   $117,630        $2,056    $197,932
Comprehensive income:
 Net income                                                          7,649                     7,649
 Change in net unrealized loss on
   Securities available for sale, net                                              1,878       1,878
                                                                                            --------
 Total comprehensive income                                                                    9,527
 Stock option vesting                                                  369                       369
 Stock option exercise                       58,213         887                                  887
 Tax benefit of stock options exercised                      30                                   30
 Repurchase of common stock                 (26,561)       (132)      (520)                     (652)
Dividends paid ($0.39 per share)                                    (6,156)                   (6,156)
                                       --------------------------------------------------------------
Balance at September 30, 2009            15,787,753     $79,400   $118,603        $3,934    $201,937
                                       ==============================================================

See accompanying notes to unaudited condensed consolidated financial statements.




                                TRICO BANCSHARES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands; unaudited)

                                                               For the nine months ended September 30,
                                                                      2009               2008
                                                               --------------------------------------
Operating activities:
Net income                                                         $7,649             $12,557
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation of property and equipment, and amortization        2,532               2,586
    Amortization of intangible assets                                 264                 389
    Provision for loan losses                                      23,650              15,500
    Amortization of investment securities premium, net                272                 250
    Originations of loans for resale                             (157,331)            (61,109)
    Proceeds from sale of loans originated for resale             158,747              61,403
    Gain on sale of loans                                          (2,794)               (915)
    Change in value of mortgage servicing rights                      317                 743
    Provision for losses on other real estate owned                   188                  34
    (Gain) loss on sale of other real estate owned                   (169)                  -
    Loss on disposal of fixed assets                                    9                   2
    Increase in cash value of life insurance                         (820)             (1,080)
    Stock option vesting expense                                      369                 502
    Stock option tax benefits                                         (30)                444
    Change in:
      Reserve for unfunded commitments                              1,075               1,275
      Interest receivable                                             269                 680
      Interest payable                                            (2,010)             (2,654)
      Other assets and liabilities, net                            (3,746)             (2,677)
                                                               -------------------------------
        Net cash provided by operating activities                  28,442              27,930
                                                               -------------------------------
Investing activities:
Proceeds from maturities of securities available-for-sale          67,963              38,938
Purchases of securities available-for-sale                        (29,396)            (50,219)
Purchases of Federal Home Loan Bank stock                             (39)               (381)
Loan originations and principal collections, net                   40,043             (20,538)
Proceeds from sale of premises and equipment                            1                   2
Purchases of premises and equipment                                (1,423)             (1,185)
Proceeds from sale of other real estate sold                        1,698                   -
                                                               ------------------------------
        Net cash provided (used) by investing activities           78,847             (33,383)
                                                               ------------------------------
Financing activities:
Net increase in deposits                                           82,625              18,618
Net increase in Federal funds purchased                                 -              11,000
Payments of principal on long-term other borrowings                   (67)                (58)
Net change in short-term other borrowings                         (35,741)            (36,195)
(Reversal of) stock option tax benefit                                 30                (444)
Repurchase of common stock                                              -              (2,821)
Dividends paid                                                    (6,156)             (6,145)
Exercise of stock options                                             235                   -
                                                               ------------------------------
        Net cash provided (used) by financing activities           40,926             (16,045)
                                                               ------------------------------
Net change in cash and cash equivalents                           148,215             (21,498)
                                                               ------------------------------
Cash and cash equivalents and beginning of period                  86,355              88,798
                                                               ------------------------------
Cash and cash equivalents at end of period                       $234,570             $67,300
                                                               ==============================
Supplemental disclosure of noncash activities:
  Loans transferred to other real estate owned                     $2,905              $1,025
  Unrealized gain (loss) on securities available for sale          $3,240             ($1,558)
  Income tax benefit (expense) from stock option exercises            $30               ($444)
  Market value of shares tendered by employees in-lieu of
    cash to pay for exercise of options and/or related taxes         $652                  $0
Supplemental disclosure of cash flow activity:
  Cash paid for interest expense                                  $17,964             $27,142
  Cash paid for income taxes                                       $9,092             $10,350
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

Nature of Operations
The Company operates 32 traditional branch offices and 26 in-store branch offices in the California counties of Butte, Contra Costa, Del Norte, Fresno, Glenn, Kern, Lake, Lassen, Madera, Mendocino, Merced, Napa, Nevada, Placer, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare, Yolo and Yuba. The Company's operating policy since its inception has emphasized retail banking. Most of the Company's customers are retail customers and small to medium sized businesses.

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

Investment Securities
The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.
During the nine months ended September 30, 2009, and throughout 2008, the Company did not have any securities classified as either held-to-maturity or trading.

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:


                                                                                 September 30, 2009
                                                            --------------------------------------------------------------
                                                                                 Gross            Gross         Estimated
                                                             Amortized        Unrealized       Unrealized         Fair
                                                               Cost              Gains           Losses           Value
                                                            --------------------------------------------------------------
Securities Available-for-Sale                                                        (in thousands)
Obligations of U.S. government corporations and agencies      $201,472           $9,459                 -       $210,931
Obligations of states and political subdivisions                19,119              423               (46)        19,496
Corporate debt securities                                        1,000                -              (465)           535
                                                            --------------------------------------------------------------
             Total securities available-for-sale              $221,591           $9,882             ($511)      $230,962
                                                            ==============================================================


                                                                                 December 31, 2009
                                                            --------------------------------------------------------------
                                                                                 Gross            Gross         Estimated
                                                             Amortized        Unrealized       Unrealized         Fair
                                                               Cost              Gains           Losses           Value
                                                            --------------------------------------------------------------
Securities Available-for-Sale                                                         (in thousands)
Obligations of U.S. government corporations and agencies      $236,786           $6,193               ($2)      $242,977
Obligations of states and political subdivision                 22,644              293              (272)        22,665
Corporate debt securities                                        1,000                -               (81)           919
                                                            --------------------------------------------------------------
    Total securities available-for-sale                       $260,430           $6,486             ($355)      $266,561
                                                            ==============================================================


The amortized cost and estimated fair value of debt securities at September 30, 2009 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2009, obligations of U.S. government corporations and agencies with a cost basis totaling $201,472,000 consist almost entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S.
government corporations and agencies is categorized based on final maturity date. At September 30, 2009, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 2.9 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

                                                                 Estimated
                                               Amortized Cost    Fair Value
                                             -------------------------------
   Investment Securities:                             (in thousands)
   Due in one year                                     -                -
   Due after one year through five years         $49,844          $51,035
   Due after five years through ten years         25,400           26,340
   Due after ten years                           146,347          153,587
                                             ------------------------------
   Totals                                       $221,591         $230,962
                                             ==============================

Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of other accumulated comprehensive income
(loss) in shareholders' equity until realized. During the nine months ended September 30, 2009, and throughout 2008, the Company did not sell any investment securities.

Investment securities with an aggregate carrying value of $210,922,000 and $231,056,000 at September 30, 2009 and December 31, 2008, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits. Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

                                                            Less than 12 months   12 months or more          Total
                                                            -------------------   ------------------    -------------------
                                                            Fair    Unrealized    Fair    Unrealized    Fair    Unrealized
                                                            Value      Loss       Value      Loss       Value      Loss
September 30, 2009                                          ---------------------------------------------------------------
Securities Available-for-Sale:                                                     (in thousands)
Obligations of U.S. government
   corporations and agencies                                   $56         -           -         -         $56         -
Obligations of states and political subdivisions                 -         -         965       (46)        965       (46)
Corporate debt securities                                      535      (465)          -         -         535      (465)
                                                            ---------------------------------------------------------------
Total securities available-for-sale                           $591     ($465)       $965      ($46)     $1,556     ($511)
                                                            ===============================================================

                                                            Less than 12 months   12 months or more          Total
                                                            ----------------------------------------    -------------------
                                                            Fair    Unrealized    Fair    Unrealized    Fair    Unrealized
                                                            Value      Loss       Value      Loss       Value      Loss
December 31, 2008                                           ---------------------------------------------------------------
Securities Available-for-Sale:                                                      (in thousands)
Obligations of U.S. government
   corporations and agencies                                  $130       ($1)        $18       ($1)       $148       ($2)
Obligations of states and political subdivisions             6,882      (272)          -         -       6,882      (272)
Corporate debt securities                                    1,000       (81)          -         -       1,000       (81)
                                                            ---------------------------------------------------------------
Total securities available-for-sale                         $8,012     ($354)        $18       ($1)     $8,030     ($355)
                                                            ===============================================================

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At September 30, 2009, one debt security representing obligations of U.S. government corporations and agencies had an unrealized loss with aggregate depreciation of 0.7% from the Company's amortized cost basis.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At September 30, 2009, two debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 4.6% from the Company's amortized cost basis.

Obligations of corporation debt securities: The unrealized losses on investments in corporate debt securities were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At September 30, 2009, one corporate debt security had an unrealized loss with aggregate depreciation of 46.5% from the Company's amortized cost basis.

Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Unrealized losses due to fluctuations in fair value of securities held-to-maturity or available-for-sale are recognized through earnings when it is determined that an other-than-temporary decline in value has occurred.

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

Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors of current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. At September 30, 2009, September 30, 2008, and December 31, 2008, the Company's balance of loans held for sale was immaterial.

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

Loans
Loans are reported at the principal amount outstanding, net of unearned income and the allowance for loan losses. Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loan's yield over the actual life of the loan. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is generally discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When loans are 90 days past due, but in management's judgment are well secured and in the process of collection, they may be classified as accrual. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of Management, the loans are estimated to be fully collectible as to both principal and interest. All impaired loans are classified as nonaccrual loans. At September 30, 2009, $8,427,000 of loans are classified as troubled debt restructured. The Company had obligations to lend $793,000 of additional funds on the restructured loans as of September 30, 2009.

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

Based on the current conditions of the loan portfolio, Management believes that the allowance for loan losses ($34,551,000) and the reserve for unfunded commitments ($3,640,000), which collectively stand at $38,191,000 at September 30, 2009, are adequate to absorb probable losses inherent in the Company's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (dollars in thousands):


                                         Three months ended                Nine months ended
                                           September 30,                     September 30,
                                      -------------------------------------------------------
                                        2009            2008            2009            2008
                                      -------------------------------------------------------
Allowance for loan losses:
Balance at beginning of period         $33,624         $24,281       $27,590       $17,331
Provision for loan losses                8,000           2,600        23,650        15,500
Loans charged off:
  Real estate mortgage:
    Residential                              -            (140)         (536)         (361)
    Commercial                            (305)              -          (450)          (19)
  Consumer:
    Home equity lines                   (1,756)         (1,004)       (5,224)       (1,952)
    Home equity loans                     (339)             (8)         (562)         (258)
    Auto indirect                         (855)         (1,014)       (2,148)       (2,186)
    Other consumer                        (346)           (239)         (864)         (818)
  Commercial                            (1,488)           (142)       (2,546)         (531)
  Construction:
    Residential                         (2,293)            (31)       (5,361)       (3,014)
    Commercial                             (89)              -           (89)            -
                                      -------------------------------------------------------
Total loans charged off                 (7,471)         (2,578)      (17,780)       (9,139)
  Recoveries of previously
    charged-off loans:
    Real estate mortgage:
      Residential                              3             -             3             -
      Commercial                              17            15            48            43
    Consumer:
      Home equity lines                       87            12            96            12
      Home equity loans                        -             -             -             -
      Auto indirect                          107           104           367           295
      Other consumer                         170           146           521           520
    Commercial                                14             8            52            26
    Construction:
      Residential                              -             -             4             -
      Commercial                               -             -             -             -
                                      ------------------------------------------------------
Total recoveries of
       previously charged off loans          398           285         1,091           896
                                      ------------------------------------------------------
         Net charge-offs                  (7,073)       (2,293)      (16,689)       (8,243)
                                      ------------------------------------------------------
Balance at end of period                 $34,551       $24,588       $34,551       $24,588
                                      ======================================================
Reserve for unfunded commitments:
Balance at beginning of period          $3,140        $3,465          $2,565        $2,090
Provision for losses -
  unfunded commitments                     500          (100)          1,075         1,275
                                      ------------------------------------------------------
Balance at end of period                $3,640        $3,365          $3,640        $3,365
                                      ======================================================
Balance at end of period:
Allowance for loan losses                                            $34,551       $24,588
Reserve for unfunded commitments                                       3,640         3,365
                                                                     -----------------------
Allowance for losses                                                 $38,191       $27,953
                                                                     =======================
As a percentage of total loans:
Allowance for loan losses                                              2.25%          1.57%
Reserve for unfunded commitments                                       0.24%          0.22%
                                                                     ----------------------
Allowance for losses                                                   2.49%          1.79%
                                                                      =====================

Loans classified as nonaccrual were classified as impaired and are included in the recorded balance of impaired loans. The Company's recorded investment in impaired loans was as follows (dollars in thousands):

                                               September 30,     December 31,     September 30,
                                                   2009              2008             2008
                                               ------------------------------------------------
Impaired loans with no allocated allowance       $31,526           $14,813           $12,526
Impaired loans with allocated allowance           14,273            12,525             4,141
                                               ------------------------------------------------
Total impaired loans                             $45,799           $27,338           $16,667
                                               ------------------------------------------------
Allowance for loan losses
     allocated to impaired loans                  $5,086            $5,430            $1,738
                                               ================================================


The valuation allowance allocated to impaired loans is included in the allowance for loan losses shown above. The average recorded investment in impaired loans was $43.6 million and $36.6 million for the three and nine months ended September 30, 2009 and $15.7 million and $12.1 million for the three and nine months ended September 30, 2008. The Company recognized interest income on impaired loans of $0.6 million and $1.2 million for the three and nine months ended September 30, 2009 and $0.5 million and $0.9 million for the three and nine months ended September 30, 2008.

Mortgage Servicing Rights
Mortgage servicing rights (MSRs) represent the Company's right to a future stream of cash flows based upon the contractual servicing fee associated with servicing mortgage loans. MSRs arise from residential mortgage loans that the Company originates and sells, but retains the right to service. For sales of residential mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on the fair values of the loan and the servicing right. The net gain from the retention of the servicing right is included in gain on sale of loans in noninterest income when the loan is sold. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. MSRs are included in other assets. Servicing fees are recorded in noninterest income when earned.

The determination of fair value of our MSRs requires management judgment because they are not actively traded. The determination of fair value for MSRs requires valuation processes which combine the use of discounted cash flow models and extensive analysis of current market data to arrive at an estimate of fair value. The cash flow and prepayment assumptions used in our discounted cash flow model are based on empirical data drawn from the historical performance of the Company's MSRs, which management believes are consistent with assumptions used by market participants valuing similar MSRs, and from data obtained on the performance of similar MSRs. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and the discount rate. These variables can, and generally will, change from quarter to quarter as market conditions and projected interest rates change. The key risks inherent with MSRs are prepayment speed and changes in interest rates. The Company uses an independent third party to determine fair value of MSRs.

The following tables summarize the activity in, and the main assumptions used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

                                        Nine months ended September 30,
                                        -------------------------------
                                                2009         2008
                                        -------------------------------
Mortgage servicing rights:
Balance at beginning of period                $2,972        $4,088
Additions                                      1,378           621
Change in fair value                            (317)         (743)
                                        -------------------------------
Balance at end of period                      $4,033        $3,966
                                        ===============================
Servicing fees received                         $834          $767
Balance of loans serviced at:
     Beginning of period                    $431,195      $406,743
     End of period                          $492,830      $425,783
Weighted-average prepayment speed (CPR)         17.1%         11.2%
Discount rate                                    9.0%         13.0%

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

The following table summarizes the Company's goodwill intangible as of September 30, 2009 and December 31, 2008.

                            December 31,                           September 30,
 (Dollars in Thousands)         2008       Additions   Reductions       2009
                            ----------------------------------------------------
   Goodwill                   $15,519          -             -        $15,519
                            ====================================================

The following table summarizes the Company's core deposit intangibles as of September 30, 2009 and December 31, 2008.

                              December 31,                         September 30,
 (Dollars in Thousands)           2008      Additions  Reductions       2009
                              --------------------------------------------------
 Core deposit intangibles     $3,365          -            -          $3,365
 Accumulated amortization     (2,712)         -        ($264)         (2,976)
                              --------------------------------------------------
 Core deposit intangibles, net  $653          -        ($264)           $389
                              ==================================================

Core deposit intangibles are amortized over their expected useful lives. Such lives are periodically reassessed to determine if any amortization period adjustments are indicated. The following table summarizes the Company's estimated core deposit intangible amortization for each of the five succeeding years:

                                   Estimated Core Deposit
                                   Intangible Amortization
                  Years Ended      (dollars in thousands)
                  ------------     ------------------------
                      2009                  $328
                      2010                  $260
                      2011                   $65
                  Thereafter                   -

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

Income Taxes
The Company's accounting for income taxes is based on an asset and liability approach. The Company recognizes the amount of taxes payable or refundable for the current year, and deferred tax assets and liabilities for the future tax consequences that have been recognized in its financial statements or tax returns. The measurement of tax assets and liabilities is based on the provisions of enacted tax laws. No valuation allowance was recorded against deferred tax assets at September 30, 2009 as management believes that it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.

Stock-Based Compensation
The following table shows the number, weighted-average exercise price, intrinsic value, weighted average remaining contractual life, average remaining vesting period, and remaining compensation cost to be recognized over the remaining vesting period of options exercisable, options not yet exercisable, and total options outstanding as of September 30, 2009:

                                                      Currently     Currently Not     Total
(dollars in thousands except exercise price)         Exercisable     Exercisable   Outstanding
Number of options                                    1,180,438         186,150      1,366,588
Weighted average exercise price                         $13.89          $19.95         $14.71
Intrinsic value                                         $2,964              $0         $2,964
Weighted average remaining contractual term (yrs.)        1.99            8.01           2.81


The options for 186,150 shares that are not currently exercisable as of September 30, 2009 are expected to vest, on a weighted-average basis, over the next 3.01 years, and the Company is expected to recognize $1,275,000 of compensation costs related to these options as they vest.

Earnings Per Share
Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from assumed issuance. Potential common shares that may be issued by the Company relate solely from outstanding stock options, and are determined using the treasury stock method. Earnings per share have been computed based on the following:

                                                       Three months ended         Nine months ended
                                                          September 30,             September 30,
                                                   -------------------------    -----------------------
                                                       2009          2008         2009         2008
                                                   -------------------------    -----------------------
(in thousands)
Net income                                          $2,255        $6,235         $7,649      $12,557
Average number of common shares outstanding         15,787        15,745         15,782       15,777
Effect of dilutive stock options                       229           206            229          245
Average number of common shares outstanding        -------------------------    ----------------------
   used to calculate diluted earnings per share     16,016        15,951         16,011       16,022
                                                   =========================    ======================

There were 552,870 and 603,080 options excluded from the computation of diluted earnings per share for the three month periods ended September 30, 2009 and 2008, respectively, because the effect of these options was antidilutive.

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

                                                  Three months ended       Nine months ended
                                                     September 30,           September 30,
                                               ----------------------    --------------------
                                                  2009         2008        2009         2008
(in thousands)                                 ----------------------    --------------------
Unrealized holding gains (losses) on
   available-for-sale securities                $2,781         $906       $3,240     ($1,558)
Tax effect                                      (1,169)        (381)      (1,362)        655
                                               ---------------------      -------------------
Unrealized holding gains (losses) on
   available-for-sale securities, net of tax    $1,612         $525       $1,878       ($903)
                                               =====================      ===================

The components of accumulated other comprehensive income (loss), included in shareholders' equity, are as follows:

                                                     September 30,  December 31,
                                                          2009            2008
                                                     ---------------------------
                                                             (in thousands)
Net unrealized gains on available-for-sale securities   $9,371           $6,131
Tax effect                                              (3,940)          (2,578)
                                                     ---------------------------
  Unrealized holding gains on
    available-for-sale securities, net of tax            5,431            3,553
                                                     ---------------------------
Minimum pension liability                               (2,677)          (2,677)
Tax effect                                               1,126            1,126
                                                     ---------------------------
  Minimum pension liability, net of tax                 (1,551)          (1,551)

Joint beneficiary agreement liability                       94               94
Tax effect                                                 (40)             (40)
                                                     ---------------------------
  Joint beneficiary agreement liability,
      net of tax                                            54               54
                                                     ---------------------------
Accumulated other comprehensive income                  $3,934           $2,056
                                                     ===========================
Retirement Plans
The Company has supplemental retirement plans for current and former directors and key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends (but is not required) to use the cash values of these policies to pay the retirement obligations. The following table sets forth the net periodic benefit cost recognized for the plans:


                                                      Three months ended    Nine months ended
                                                         September 30,         September 30,
                                                    --------------------   ------------------
                                                      2009      2008         2009    2008
(in thousands)                                       -------------------   ------------------
Net pension cost included the following components:
Service cost-benefits earned during the period        $99       $138        $297     $416
Interest cost on projected benefit obligation         174        166         522      498
Amortization of net obligation at transition            -          1           -        1
Amortization of prior service cost                     38         45         114      135
Recognized net actuarial loss                          25         37          75      111
                                                     ---------------------------------------
Net periodic pension cost                            $336       $387      $1,008   $1,161
                                                     =======================================

During the nine months ended September 30, 2009 and 2008, the Company contributed and paid out as benefits $562,000 and $453,000, respectively, to participants under the plans. For the year ending December 31, 2009, the Company expects to contribute and pay out as benefits $737,000 to participants under the plans.

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

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.
Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value, or the appraised value contains a significant assumption, and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at September 30, 2009          Total   Level 1     Level 2    Level 3
Securities available-for-sale          $230,962         -    $230,962          -
Mortgage servicing rights                 4,033         -           -     $4,033
                                       -----------------------------------------
Total assets measured at fair value    $234,995         -    $230,962     $4,033
                                       =========================================

The table below presents the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis (in thousands):

Fair value at September 30, 2009          Total   Level 1    Level 2     Level 3
Impaired loans                           $45,865        -          -     $45,865
                                        ----------------------------------------
Total assets measured at fair value      $45,865        -          -     $45,865
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

                                                September 30, 2009          December 31, 2008
                                            ------------------------    --------------------------
                                             Carrying        Fair         Carrying       Fair
                                              Amount         Value         Amount        Value
  (in thousands)                            ------------------------     ------------------------
Financial assets:
  Cash and due from banks                     $48,549       $48,549       $64,375       $64,375
  Cash at Federal Reserve and other banks     186,021       186,021        21,980        21,980
  Securities available-for-sale               230,962       230,962       266,561       266,561
  Federal Home Loan Bank stock, at cost         9,274         9,274         9,235         9,235
  Loans, net                                1,496,661     1,544,577     1,563,259     1,623,697
  Cash value of life insurance                 47,635        47,635        46,815        46,815
  Accrued interest receivable                   7,666         7,666         7,935         7,935
Financial liabilities:
  Deposits                                  1,751,895     1,713,162     1,669,270     1,646,561
  Accrued interest payable                      4,136         4,136         6,146         6,146
  Federal funds purchased                           -             -             -             -
  Other borrowings                             66,197        71,292       102,005       101,681
  Junior subordinated debt                     41,238        16,083        41,238        21,856

                                             Contract        Fair        Contract        Fair
Off-balance sheet:                            Amount         Value        Amount         Value
                                             -----------------------    -----------------------
 Commitments                                 $584,117         $5,841     $637,940        $6,379
 Standby letters of credit                      7,219             72        5,425            54
 Overdraft privilege commitments               35,464            355       35,883           359

Subsequent Events
The Company has evaluated events subsequent to the balance sheet through November 9, 2009, the date the financial statements were issued, and has determined that there were no recognized or non-recognized subsequent events that require recognition or disclosure in these financial statements.

Recent Accounting Pronouncements
The Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB's officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the away companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 260, "Earnings Per Share." On January 1, 2009, the Company adopted new authoritative accounting guidance under FASB ASC Topic 260, "Earnings Per Share," which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Adoption of the new guidance did not significantly impact the Company's financial statements.

FASB ASC Topic 320, "Investments - Debt and Equity Securities." New authoritative accounting guidance under ASC Topic 320, "Investments - Debt and Equity Securities," (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company's financial statements.

FASB ASC Topic 715, "Compensation - Retirement Benefits." New authoritative accounting guidance under ASC Topic 715, "Compensation - Retirement Benefits," provides guidance related to an employer's disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by ASC Topic 715 will be included in the Company's financial statements beginning with the financial statements for the year-ended December 31, 2009.

FASB ASC Topic 805, "Business Combinations." On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, "Business Combinations," became applicable to the Company's accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, "Contingencies." Under ASC Topic 805, the requirements of ASC Topic 420, "Exit or Disposal Cost Obligations," would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, "Contingencies."

FASB ASC Topic 810, "Consolidation." New authoritative accounting guidance under ASC Topic 810, "Consolidation," amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company's financial statements.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity's involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity's financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Company's financial statements.

FASB ASC Topic 815, "Derivatives and Hedging." New authoritative accounting guidance under ASC Topic 815, "Derivatives and Hedging," amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company's financial statements.

FASB ASC Topic 820, "Fair Value Measurements and Disclosures." New authoritative accounting guidance under ASC Topic 820, "Fair Value Measurements and Disclosures," affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company's financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or
(iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for the Company's financial statements beginning October 1, 2009 and is not expected to have a significant impact on the Company's financial statements.

FASB ASC Topic 825 "Financial Instruments." New authoritative accounting guidance under ASC Topic 825, "Financial Instruments," requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods.

FASB ASC Topic 855, "Subsequent Events." New authoritative accounting guidance under ASC Topic 855, "Subsequent Events," establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity's management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company's financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company's financial statements.

FASB ASC Topic 860, "Transfers and Servicing." New authoritative accounting guidance under ASC Topic 860, "Transfers and Servicing," amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a "qualifying special-purpose entity" and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company's financial statements.

                                TRICO BANCSHARES
                                Financial Summary
               (In thousands, except per share amounts; unaudited)

                                            Three months ended         Nine months ended
                                                September 30,               September 30,
                                         ------------------------------------------------
                                            2009         2008        2009         2008
                                         ------------------------------------------------

Net Interest Income (FTE)                $23,257      $22,889     $69,696      $67,464
Provision for loan losses                  8,000        2,600      23,650       15,500
Noninterest income                         7,793        6,792      22,404       20,922
Noninterest expense                       19,377       16,589      55,922       52,006
Provision for income taxes (FTE)           1,418        4,257       4,879        8,323
                                         ------------------------------------------------
Net income                                $2,255       $6,235      $7,649      $12,557
                                         ===============================================
Earnings per share:
   Basic                                   $0.14        $0.40       $0.48        $0.80
   Diluted                                 $0.14        $0.39       $0.48        $0.78
Per share:
   Dividends paid                          $0.13        $0.13       $0.39        $0.39
   Book value at period end               $12.79       $12.14
   Tangible book value at period end      $11.78       $11.10

Average common shares outstanding         15,787        15,745     15,782       15,777
Average diluted shares outstanding        16,016        15,952     16,011       16,022
Shares outstanding at period end          15,788       15,745
At period end:
   Loans, net                         $1,496,661   $1,538,648
   Total assets                        2,095,666    1,976,467
   Total deposits                      1,751,895    1,563,841
   Other borrowings                       66,197       79,873
   Junior subordinated debt               41,238       41,238
   Shareholders' equity                  201,937      191,102
Financial Ratios:
During the period (annualized):
   Return on assets                         0.43%        1.26%       0.49%        0.84%
   Return on equity                         4.43%       13.04%       5.02%        8.71%
   Net interest margin(1)                   4.72%        5.07%       4.81%        4.96%
   Net loan charge-offs to average loans    1.84%        0.59%       1.43%        0.71%
   Efficiency ratio(1)                     62.41%       55.89%      60.72%       58.84%
At Period End:
   Equity to assets                         9.64%        9.67%
   Total capital to risk assets            13.17%       12.38%
   Allowance for losses to loans(2)         2.49%        1.79%

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

                                      Three months ended      Nine months ended
                                         September 30,          September 30,
                                   ---------------------------------------------
                                       2009       2008         2009       2008
                                   ---------------------------------------------
Net Interest Income (FTE)           $23,257      $22,889      $69,696    $67,464
Provision for loan losses             8,000        2,600       23,650     15,500
Noninterest income                    7,793        6,792       22,404     20,922
Noninterest expense                  19,377       16,589       55,922     52,006
Provision for income taxes (FTE)      1,418        4,257        4,879      8,323
                                    --------------------------------------------
Net income                           $2,255       $6,235       $7,649    $12,557
                                    ============================================

The Company had quarterly earnings of $2,255,000, or $0.14 per diluted share, for the three months ended September 30, 2009. This represents a decrease of $3,980,000 (63.8%) when compared with earnings of $6,235,000 for the quarter ended September 30, 2008. Diluted earnings per share for the quarter ended September 30, 2009 decreased 64.1% to $0.14 compared to $0.39 for the quarter ended September 30, 2008.

The Company reported earnings of $7,649,000, or $0.48 per diluted share, for the nine months ended September 30, 2009. These results represent a decrease of $4,908,000 (39.1%) when compared with earnings of $12,557,000 for the nine months ended September 30, 2008. Diluted earnings per share for the nine months ended September 30, 2009 decreased 38.5% to $0.48 compared to $0.78 for the nine months ended September 30, 2008.

Net Interest Income
The Company's primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

                                    Three months ended      Nine months ended
                                       September 30,          September 30,
                                 -----------------------------------------------
                                      2009       2008         2009       2008
                                 -----------------------------------------------
Interest income                     $27,889     $29,971     $85,203     $91,433
Interest expense                     (4,784)     (7,252)    (15,954)    (24,488)
FTE adjustment                          152         170         447         519
                                 -----------------------------------------------
  Net interest income (FTE)         $23,257     $22,889     $69,696     $67,464
                                 ===============================================
Average interest-earning assets  $1,969,043  $1,806,010  $1,930,147  $1,814,103

Net interest margin (FTE)              4.72%       5.07%       4.81%       4.96%

Net interest income (FTE) during the third quarter of 2009 increased $368,000 (1.6%) from the same period in 2008 to $23,257,000. The increase in net interest income (FTE) was due to a $163,033,000 (9.0%) increase in average balances of interest-earning assets to $1,969,043,000 that was partially offset by a 0.35% decrease in net interest margin (FTE) to 4.72% from the quarter ended September 30, 2008.

Net interest income (FTE) during the first nine months of 2009 increased $2,232,000 (3.3%) from the same period in 2008 to $69,696,000. The increase in net interest income (FTE) was due to a $116,044,000 (6.4%) increase in average balances of interest-earning assets to $1,930,147,000 that was partially offset by a 0.15% decrease in net interest margin (FTE) to 4.81% from the nine month period ended September 30, 2008.

Interest and Fee Income
Interest and fee income (FTE) for the third quarter of 2009 decreased $2,100,000 (7.0%) from the third quarter of 2008. The decrease was due to a 0.98% decrease in the yield on average interest-earning assets to 5.70% that was partially offset by a $163,033,000 (9.0%) increase in average interest-earning assets to $1,969,043,000. The growth in average interest-earning assets was mainly due to a $161,347,000 increase in average balance of interest-earning cash at the Federal Reserve and other banks. The decrease in the yield on average interest-earning assets was mainly due to a 0.44% decrease in yield on loans to 6.48% and the large increase in interest-bearing cash balances that earned only 0.25% during the quarter.

Interest and fee income (FTE) for the nine months ended September 30, 2009 decreased $6,302,000 (6.9%) from the same period of 2008. The decrease was due to a 0.84% decrease in the yield on average interest-earning assets to 5.92% that was partially offset by a $116,044,000 (6.4%) increase in average interest-earning assets to $1,930,147,000. The growth in interest-earning assets was primarily due to a $105,817,000 increase in average balance of interest-earning cash at the Federal Reserve and other banks. The decrease in the yield on average interest-earning assets was mainly due to a 0.55% decrease in yield on loans to 6.49% and the large increase in interest-bearing cash balances that earned only 0.22% during the nine months ended September 30, 2009. The decrease in loan yields from the nine months ended September 30, 2008 was mainly due to a 4.00% decrease in the prime lending rate from 7.25% at December 31, 2007 to 3.25% at December 31, 2008.

Interest Expense
Interest expense decreased $2,468,000 (34.0%) to $4,784,000 in the third quarter of 2009 compared to the third quarter of 2008. The average balance of interest-bearing liabilities increased $99,474,000 (7.1%) to $1,507,797,000 in the third quarter of 2009 compared to the third quarter of 2008. The increase in the average balance of interest-bearing liabilities was due primarily to an increase in interest-bearing deposits of $194,326,000 (16.2%) that was partially offset by a decrease of $94,582,000 (57.2%) in the average balances of Federal funds purchased and other borrowings from the third quarter of 2008. The average rate paid on interest-bearing liabilities in the quarter ended September 30, 2009 decreased 0.79% to 1.27% compared to the quarter ended September 30, 2008 as a result of lower market rates for almost all types of interest-bearing liabilities.

Interest expense decreased $8,534,000 (34.8%) to $15,954,000 for the nine months ended September 30, 2009 compared to $24,488,000 for the nine months ended September 30, 2008. The average balance of interest-bearing liabilities increased $69,146,000 (4.9%) to $1,479,760,000 for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase in the average balance of interest-bearing liabilities was due primarily to an increase in interest-bearing deposits of $191,146,000 (16.3%) that was partially offset by a decrease of $122,000,000 (62.2%) in the average balances of Federal funds purchased and other borrowings from the nine months ended September 30, 2008. The average rate paid on interest-bearing liabilities in the nine month period ended September 30, 2009 decreased 0.87% to 1.44% compared to the nine months ended September 30, 2008 as a result of lower market rates for almost all types of interest-bearing liabilities.

Net Interest Margin (FTE)

The following table summarizes the components of the Company's net interest margin for the periods indicated:

                                    Three months ended      Nine months ended
                                       September 30,          September 30,
                                  ----------------------------------------------
                                      2009       2008         2009       2008
                                  ----------------------------------------------
Yield on interest-earning assets     5.70%       6.68%        5.92%      6.76%
Rate paid on interest-bearing
  Liabilities                        1.27%       2.06%        1.44%      2.31%
                                  ----------------------------------------------
     Net interest spread             4.43%       4.62%        4.48%      4.45%
Impact of all other net
  noninterest-bearing funds          0.29%       0.45%        0.33%      0.51%
                                  ----------------------------------------------
     Net interest margin             4.72%       5.07%        4.81%      4.96%
                                  ==============================================

Net interest margin for the three months ended September 30, 2009 decreased 0.35% compared to the three months ended September 30, 2008. This decrease in net interest margin was mainly due to a 0.16% decrease in the impact of net noninterest-bearing funds to 0.29% and a decrease of 0.19% in net interest spread compared to the three months ended September 30, 2008. The average yield on interest-earning assets decreased 0.98% while the average rate paid on interest-bearing liabilities decreased 0.79% from the three months ended September 30, 2008.

Net interest margin for the nine months ended September 30, 2009 decreased 0.15% compared to the nine months ended September 30, 2008. This decrease in net interest margin was mainly due to a 0.18% decrease in the impact of net noninterest-bearing funds to 0.33% offset by an increase of 0.03% in net interest spread compared to the nine months ended September 30, 2008. The average yield on interest-earning assets decreased 0.84% while the average rate paid on interest-bearing liabilities decreased 0.87% from the nine months ended September 30, 2008.

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

                                                                   For the three months ended
                                            -------------------------------------------------------------------
                                                   September 30, 2009                 September 30, 2008
                                            -------------------------------       -----------------------------
                                                          Interest    Rates                  Interest    Rates
                                               Average    Income/    Earned       Average    Income/     Earned
                                               Balance    Expense    Paid         Balance    Expense     Paid
                                            -------------------------------      ------------------------------
Assets:
Loans                                        $1,538,239    $24,909    6.48%     $1,549,009   $26,790     6.92%
Investment securities - taxable                 249,254      2,635    4.23%        232,419     2,894     4.98%
Investment securities - nontaxable               20,128        396    7.87%         24,507       457     7.46%
Cash at Federal Reserve and other banks         161,422        101    0.25%             75         -     1.19%
                                            -------------------------------     --------------------------------
Total interest-earning assets                 1,969,043     28,041    5.70%      1,806,010    30,141     6.68%
                                                           -------                            ------
Other assets                                    130,010                            168,382
                                             ----------                         ----------
Total assets                                 $2,099,053                         $1,974,392
                                             ==========                         ==========
Liabilities and shareholders' equity:
Interest-bearing demand deposits               $305,767        $565    0.74%       $226,843      $239     0.42%
Savings deposits                                456,839         752    0.66%        376,594     1,041     1.11%
Time deposits                                   632,922       2,869    1.81%        597,765     4,496     3.01%
Federal funds purchased                               -           -       -          84,851       430     2.03%
Other borrowings                                 71,031         250    1.41%         81,032       473     2.33%
Junior subordinated debt                         41,238         348    3.38%         41,238       573     5.56%
                                             --------------------------------   ---------------------------------
Total interest-bearing liabilities            1,507,797       4,784    1.27%      1,408,323     7,252     2.06%
                                                              -----                             -----
Noninterest-bearing deposits                    348,808                             344,233
Other liabilities                                38,995                              30,625
Shareholders' equity                            203,452                             191,211
                                             ----------                          -----------
Total liabilities and shareholders'equity    $2,099,052                          $1,974,392
                                             ==========                          ===========
Net interest spread(1)                                                 4.43%                              4.62%
Net interest income and interest margin(2)                  $23,257    4.72%                  $22,889     5.07%
                                                            ===============                   =================

(1) Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets.

                                                                   For the nine months ended
                                            -------------------------------------------------------------------
                                                   September 30, 2009                 September 30, 2008
                                            --------------------------------    -------------------------------
                                                          Interest   Rates                   Interest    Rates
                                               Average    Income/    Earned       Average    Income/     Earned
                                               Balance    Expense    Paid         Balance    Expense     Paid
                                            --------------------------------    --------------------------------
Assets:
Loans                                        $1,553,372     $75,640    6.49%    $1,543,571   $81,531     7.04%
Investment securities - taxable                 249,059       8,614    4.61%       244,833     8,989     4.90%
Investment securities - nontaxable               21,706       1,218    7.48%        25,506     1,429     7.47%
Cash at Federal Reserve and other banks         106,010         178    0.22%           193         3     2.07%
                                             -------------------------------    --------------------------------
Total interest-earning assets                 1,930,147      85,650    5.92%     1,814,103    91,952     6.76%
                                                            -------                          -------
Other assets                                    149,003                            169,092
                                             ----------                         -----------
Total assets                                 $2,079,150                         $1,983,195
                                             ==========                         ==========
Liabilities and shareholders' equity:
Interest-bearing demand deposits               $282,688      $1,351    0.64%      $220,366      $460     0.28%
Savings deposits                                430,594       2,404    0.74%       385,624     3,715     1.28%
Time deposits                                   650,943      10,411    2.13%       567,089    14,428     3.39%
Federal funds purchased                               -           -       -        106,109     1,953     2.45%
Other borrowings                                 74,297         604    1.08%        90,188     2,060     3.05%
Junior subordinated debt                         41,238       1,184    3.83%        41,238     1,872     6.05%
                                             -------------------------------    --------------------------------
Total interest-bearing liabilities            1,479,760      15,954    1.44%     1,410,614    24,488     2.31%
                                                             ------                           ------
Noninterest-bearing deposits                    358,718                            348,483
Other liabilities                                37,612                             31,882
Shareholders' equity                            203,060                            192,216
                                             ----------                         -----------
Total liabilities and shareholders' equity   $2,079,150                         $1,983,195
                                             ==========                         ===========
Net interest spread(1)                                                 4.48%                             4.45%
Net interest income and interest margin(2)                  $69,696    4.81%                 $67,464     4.96%
                                                            ================                 ===================

(1) Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
2) Net  interest  margin is computed by  calculating  the  difference  between
     interest   income  and   expense,   divided  by  the  average   balance  of
     interest-earning assets.

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

                                           Three months ended September 30, 2009
                                                 compared with three months
                                                  ended September 30, 2008
                                           -------------------------------------
                                               Volume        Rate     Total
                                           -------------------------------------
Increase (decrease) in interest income:
Loans                                       ($186)       ($1,695)       ($1,881)
Investment securities                         128           (448)          (320)
Cash at Federal Reserve and other banks       480           (379)           101
                                           -------------------------------------
  Total interest-earning assets               422         (2,522)        (2,100)
                                           -------------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits               83            243            326
Savings deposits                              223           (512)          (289)
Time deposits                                 265         (1,892)        (1,627)
Federal funds purchased                      (431)             1           (430)
Other borrowings                              (58)          (165)          (223)
Junior subordinated debt                        -           (225)          (225)
                                           -------------------------------------
 Total interest-bearing liabilities            82         (2,550)        (2,468)
                                           -------------------------------------
Increase in Net Interest Income              $340            $28           $368
                                           =====================================


                                            Nine months ended September 30, 2009
                                              compared with nine months ended
                                                     September 30, 2008
                                           -------------------------------------
                                              Volume        Rate         Total
                                           -------------------------------------
Increase (decrease) in interest income:
Loans                                        $517        ($6,408)       ($5,891)
Investment securities                         (58)          (528)          (586)
Cash at Federal Reserve and other banks     1,643         (1,468)           175
                                           -------------------------------------
  Total interest-earning assets             2,102         (8,404)        (6,302)
                                           -------------------------------------
Increase (decrease) in interest expense:
Interest-bearing demand deposits              131            760            891
Savings deposits                              432         (1,743)        (1,311)
Time deposits                               2,132         (6,149)        (4,017)
Federal funds purchased                    (1,950)            (3)        (1,953)
Other borrowings                             (364)        (1,092)        (1,456)
Junior subordinated debt                        -           (688)          (688)
                                           -------------------------------------
  Total interest-bearing liabilities          381         (8,915)        (8,534)
                                           -------------------------------------
Increase in Net Interest Income            $1,721           $511         $2,232
                                           =====================================

Provision for Loan Losses

The Company provided $8,000,000 for loan losses in the third quarter of 2009 versus $7,850,000 in the second quarter of 2009 and $2,600,000 in the third quarter of 2008. The allowance for loan losses increased $927,000 from the second quarter of 2009. The provision for loan losses and increase in the allowance for loan and lease losses during the third quarter of 2009 were primarily the result of changes in the make-up of the loan portfolio and the Bank's loss factors in reaction to increased losses in the Construction and Commercial & Industrial (C&I) loan portfolios. Management re-evaluates its loss ratios and assumptions quarterly and makes changes as appropriate based upon, among other things, changes in loss rates experienced, collateral support for underlying loans, changes and trends in the economy, and changes in the loan mix.

In the third quarter of 2009, the Company recorded $7,471,000 in loan charge-offs less $398,000 in recoveries resulting in $7,073,000 of net loan charge-offs versus $2,293,000 of net loan charge-offs in the third quarter of 2008. Primary causes of the charges taken in the third quarter of 2009 were net charge-offs of $2,382,000 in construction loans, $2,008,000, in home equity lines and loans, $748,000 in auto indirect loans, and $1,474,000 in C&I loans. The $2,382,000 in charge-offs in construction loans were primarily the result of a $1,804,000 charge taken on a land acquisition and development loan in the San Joaquin Valley of California, a $219,000 charge taken on a land development loan in the Sacramento Valley of California, and a $200,000 charge on a condominium construction loan in the Sacramento Valley. In addition, the Bank took charges in its C&I portfolio of $300,000 on a line of credit to a real estate investor in the San Joaquin Valley, $237,000 on a line of credit to a distributor in the San Joaquin Valley, $207,000 to a contractor in the Sacramento Valley, and $172,000 to a real estate investor in the Sacramento Valley. Generally losses are triggered by non-performance by the borrower and calculated based on any difference between the current loan amount and the current value of the underlying collateral less any estimated costs associated with the disposition of the collateral.

The Company provided $23,650,000 for loan losses during the nine months ended September 30, 2009 versus $15,500,000 during the nine months ended September 30, 2008. In the nine months ended September 30, 2009, the Company recorded $16,689,000 of net loan charge-offs versus $8,243,000 of net loan charge-offs in the nine months ended September 30, 2008. A total net of $5,690,000 in home equity lines and loans and $1,881,000 on auto indirect loans have been charged-off during the nine months ended September 30, 2009. During the nine months ended September 30, 2009, the Company increased its allowance for loan losses by $6,961,000 from December 31, 2008 with such additional reserves allocated primarily to consumer loans, residential real estate and construction lending.

Noninterest Income
The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).

                                                 Three months ended        Nine months ended
                                                    September 30,             September 30,
                                                -----------------------------------------------
                                                   2009        2008         2009         2008
                                                -----------------------------------------------
  Service charges on deposit accounts             $4,207      $4,080      $11,928     $11,881
  ATM fees and interchange revenue                 1,287       1,164        3,607       3,411
  Other service fees                                 567         551        1,662       1,629
  Change in value of mortgage servicing rights      (416)       (571)        (318)       (743)
  Gain on sale of loans                            1,205         341        2,794         915
  Commissions on sale of
    Non-deposit investment products                  380         594        1,361       1,539
  Increase in cash value of life insurance           270         360          820       1,080
  Gain from VISA IPO                                   -           -            -         396
  Other noninterest income                           293         273          550         814
                                                 ----------------------------------------------
  Total noninterest income                        $7,793      $6,792      $22,404     $20,922
                                                 ==============================================


Noninterest income for the third quarter of 2009 increased $1,001,000 (14.7%) from the third quarter of 2008, mainly due to a $864,000 (253%) increase in gain on sale of loans to $1,205,000. Also contributing to the increase in noninterest income was a $127,000 (3.1%) increase in service charges on deposit accounts to $4,207,000, a $123,000 (10.6%) increase in ATM fees and interchange revenue to $1,287,000, and a $155,000 (27.1%) increase in the change in value of mortgage servicing rights to ($416,000). These increases were offset a decrease of $214,000 (36.0%) in commission on sale of nondeposit investment products to $380,000. The increases in service charges on deposit accounts and ATM fees and interchange revenue were primarily due to increased numbers of customers. The increase in gain on sale of loans is primarily due to increased refinancing activity during the quarter.

Noninterest income for the nine months ended September 30, 2009 increased $1,482,000 (7.1%) to $22,404,000 from the same period in 2008. The increase in noninterest income from the nine months ended September 30, 2008 was mainly due to a $1,879,000 (205%) increase in gain on sale of loans to $2,794,000 that was partially offset by a decrease of $260,000 (24.1%) in the cash value of life insurance to $820,000 and a decrease in the gain on VISA IPO of $396,000. The increase in gain on sale of loans is primarily due to increased refinancing activity in the low interest rate environment that existed for most of the nine month period ended September 30, 2009.

Noninterest Expense
The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).

                                              Three months ended        Nine months ended
                                                 September 30,             September 30,
                                             -----------------------------------------------
                                                2009        2008         2009         2008
                                             -----------------------------------------------
  Base salaries, net of
     deferred loan origination costs          $6,826       $6,331       $20,079     $18,980
  Incentive compensation                         981          675         2,484       2,065
  Benefits and other compensation costs        2,456        2,425         7,558       7,511
                                             -----------------------------------------------
  Total salaries and related benefits         10,263        9,431        30,121       28,556
                                             ===============================================
  Occupancy                                    1,316        1,289         3,820       3,705
  Equipment                                      953        1,017         2,775       2,997
  Data processing and software                   655          600         1,937       1,811
  ATM network charges                            642          506         1,747       1,529
  Advertising and marketing                      558          451         1,470       1,204
  Telecommunications                             428          402         1,193       1,629
  Professional fees                              478          300         1,212       1,302
  Courier service                                189          258           574         796
  Postage                                        258          185           765         683
  Intangible amortization                         65          133           263         389
  Assessments                                    697          118         2,286         283
  Operational losses                              97           81           224         286
  Provisions for losses-unfunded commitments     500         (100)        1,075       1,275
  Other                                        2,278        1,918         6,460       5,561
                                             -----------------------------------------------
  Total other noninterest expense              9,114        7,158        25,801      23,450
                                             -----------------------------------------------
  Total noninterest expense                  $19,377      $16,589       $55,922     $52,006
                                             ===============================================
  Average full time equivalent staff             645          668           635         638
  Noninterest expense to revenue (FTE)         62.41%       55.89%        60.72%      58.84%

Noninterest expense for the third quarter of 2009 increased $2,788,000 (16.8%) compared to the third quarter of 2008. Salaries and benefits expense increased $832,000 (8.8%) to $10,263,000 mainly due to annual salary increases and increased incentive compensation expense related to increased production of sold loans. Other noninterest expense increased $1,956,000 (27.3%) primarily due to a $579,000 (491%) increase in assessments and a $600,000 increase in provision for losses on unfunded commitments.

Noninterest expense for the nine months ended September 30, 2009 increased $3,916,000 (7.5%) compared to the nine months ended September 30, 2008. Salaries and benefits expense increased $1,565,000 (5.5%) to $30,121,000 mainly due to annual salary increases and increased incentive compensation expense related to increased production of sold loans. Other noninterest expense increased $2,351,000 (10.0%) primarily due to assessments increasing $2,003,000 (708%) to $2,286,000.

Provision for Income Tax
The effective tax rate for the three months ended September 30, 2009 was 36.0% and reflects a decrease from 39.6% for the three months ended September 30, 2008. The effective tax rate for the nine months ended September 30, 2009 was 36.7% and reflects a decrease from 38.3% for the nine months ended September 30, 2008. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly from increase in cash value of life insurance, tax-exempt loans and state and municipal securities.

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

Consumer loans, whether unsecured or secured by real estate, automobiles, or other personal property, are primarily susceptible to three primary risks; non-payment due to income loss, over-extension of credit and, when the borrower is unable to pay, shortfall in collateral value. Typically non-payment is due to loss of job and will follow general economic trends in the marketplace driven primarily by rises in the unemployment rate. Loss of collateral value can be due to market demand shifts, damage to collateral itself or a combination of the two.

Problem consumer loans are generally identified by payment history of the borrower (delinquency). The Bank manages its consumer loan portfolios by monitoring delinquency and contacting borrowers to encourage repayment, suggest modifications if appropriate, and, when continued scheduled payments become unrealistic, initiate repossession or foreclosure through appropriate channels. Collateral values may be determined by appraisals obtained through Bank approved, licensed appraisers, qualified independent third parties, public value information (blue book values for autos), sales invoices, or other appropriate means. Appropriate valuations are obtained at initiation of the credit and periodically (every 3-12 months depending on collateral type) once repayment is questionable and the loan has been classified.

Commercial real estate loans generally fall into two categories, owner-occupied and non-owner occupied. Loans secured by owner occupied real estate are primarily  susceptible  to changes in the  business  conditions  of the  related business. This may be driven by, among other things, industry changes, geographic business changes, changes in the individual fortunes of the business owner, and general economic conditions and changes in business cycles. These same risks apply to commercial loans whether secured by equipment or other personal property or unsecured. Losses on loans secured by owner occupied real estate, equipment, or other personal property generally are dictated by the value of underlying collateral at the time of default and liquidation of the collateral. When default is driven by issues related specifically to the business owner, collateral values tend to provide better repayment support and may result in little or no loss. Alternatively, when default is driven by more general economic conditions, underlying collateral generally has devalued more and results in larger losses due to default. Loans secured by non-owner occupied real estate are primarily susceptible to risks associated with swings in occupancy or vacancy and related shifts in lease rates, rental rates or room rates. Most often these shifts are a result of changes in general economic or market conditions or overbuilding and resultant over-supply. Losses are dependent on value of underlying collateral at the time of default. Values are generally driven by these same factors and influenced by interest rates and required rates of return as well as changes in occupancy costs.

Construction loans, whether owner occupied or non-owner occupied commercial real estate loans or residential development loans, are not only susceptible to the related risks described above but the added risks of construction itself including cost over-runs, mismanagement of the project, or lack of demand or market changes experienced at time of completion. Again, losses are primarily related to underlying collateral value and changes therein as described above.

Problem commercial loans are generally identified by periodic review of financial information which may include financial statements, tax returns, rent rolls and payment history of the borrower (delinquency). Based on this information the Bank may decide to take any of several courses of action including demand for repayment, additional collateral or guarantors, and, when repayment becomes unlikely through Borrower's income and cash flow, repossession or foreclosure of the underlying collateral.

Collateral values may be determined by appraisals obtained through Bank approved, licensed appraisers, qualified independent third parties, public value information (blue book values for autos), sales invoices, or other appropriate means. Appropriate valuations are obtained at initiation of the credit and periodically (every 3-12 months depending on collateral type) once repayment is questionable and the loan has been classified.

Once a loan becomes delinquent and repayment becomes questionable, a Bank collection officer will address collateral shortfalls with the borrower and attempt to obtain additional collateral. If this is not forthcoming and payment in full is unlikely, the Bank will estimate its probable loss, using a recent valuation as appropriate to the underlying collateral less estimated costs of sale, and charge the loan down to the estimated net realizable amount. Depending on the length of time until ultimate collection, the Bank may revalue the underlying collateral and take additional charge-offs as warranted. Revaluations may occur as often as every 3-12 months depending on the underlying collateral and volatility of values. Final charge-offs or recoveries are taken when collateral is liquidated and actual loss is known. Unpaid balances on loans after or during collection and liquidation may also be pursued through lawsuit and attachment of wages or judgment liens on borrower's other assets.

The following is a summary of classified assets on the dates indicated:

                                                 At September 30, 2009           At June 30, 2008
                                              --------------------------   ---------------------------
                                                Gross  Guaranteed   Net      Gross  Guaranteed   Net
                                              --------------------------------------------------------
(dollars in thousands
Classified loans:
Real estate mortgage:
     Residential                               $5,046        -     $5,046     $4,036       -   $4,036
     Commercial                                58,266    4,710     53,556     48,320   4,884   43,436
Consumer:
     Home equity lines                         10,455        -     10,455      9,845       -    9,845
     Home equity loans                          1,304        -      1,304        802       -      802
     Auto indirect                              4,527        -      4,527      4,685       -    4,685
     Other consumer                               448        -        448        258       -      258
Commercial                                     11,571      442     11,129      7,823       -    7,823
Construction:
     Residential                                1,205        -      1,205      1,123       -    1,123
     Commercial                                23,235        -     23,235     23,973       -   23,973
                                             ---------------------------------------------------------
Total classified loans                       $116,057   $5,152   $110,905   $100,865  $4,884  $95,981
Other classified assets                         2,372        -      2,372      2,622       -    2,622
                                             ---------------------------------------------------------
Total classified assets                      $118,879   $5,152   $113,277   $103,487  $4,884  $98,603
                                             =========================================================
Allowance for loan losses/classified loans                           31.2%                       35.0%

                                                  At March 31, 2009             At December 31, 2008
                                              --------------------------    --------------------------
(dollars in thousands)                          Gross  Guaranteed   Net      Gross  Guaranteed   Net
Classified loans:                             --------------------------------------------------------
Real estate mortgage:
     Residential                               $4,590        -     $4,590     $3,981       -   $3,981
     Commercial                                41,938    5,055     36,883     27,426   5,225   22,201
Consumer:
     Home equity lines                          6,839        -      6,839      4,144       -    4,144
     Home equity loans                            759        -        759        377       -      377
     Auto indirect                              4,449        -      4,449      3,907       -    3,907
     Other consumer                               231        -        231        257       -      257
Commercial                                      4,379        -      4,379      4,505     154    4,351
Construction:
     Residential                                1,466        -      1,466         45       -       45
     Commercial                                20,112        -     20,112     19,208       -   19,208
                                              --------------------------------------------------------
Total classified loans                        $84,763   $5,055    $79,708    $63,850  $5,379  $58,471
Other classified assets                         2,407        -      2,407      1,185       -    1,185
                                              --------------------------------------------------------
Total classified assets                       $87,170   $5,055    $82,115    $65,035  $5,379  $59,656
                                              ========================================================
Allowance for loan losses/classified loans                           41.1%                       47.2%


Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, increased $53,621,000 (89.9%) to $113,277,000 at September 30, 2009 from $59,656,000 at December 31, 2008. The guarantees noted above are provided by various government agencies including the United States Department of Agriculture, Small Business Administration, Bureau of Indian Affairs, Statewide Health Planning Development, California Capital Financial Development Corporation, and Safe Bidco. These guarantees range from 50% to 100% of the loan amount with the majority at 80% or higher. We consider these guarantees when considering the adequacy of the loan loss allowance.

Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, increased $14,674,000 (14.9%) to $113,277,000 at September 30, 2009 compared to $98,603,000 at June 30, 2009. The
$14,674,000 net increase in classified assets during the third quarter of 2009 was the result of new classified loans of $23,577,000, advances on existing classified loans of $2,280,000, recoveries on existing classified loans of $398,000, less charge-offs on existing classified loans of $7,471,000, less reductions to existing classified loans of $3,860,000, and less reductions in OREO of $250,000. The primary causes of the $23,577,000 in new classified loans during the third quarter of 2009 were increases of $1,493,000 in residential real estate, $10,163,000 in commercial real estate, $4,498,000 in home equity lines and loans, $1,179,000 in auto loans, $431,000 in other consumer loans, $5,217,000 in Commercial (C&I) loans, and a $594,000 increase in residential construction loans.

The $10,163,000 in new classified commercial real estate loans were primarily made up of a $2,885,000 loan on a commercial office building in the Sacramento Valley, a $2,437,000 loan on a medical office building in the Sacramento Valley, two loans to the same borrower totaling $1,576,000 on two commercial retail buildings in the Sacramento Valley, a $735,000 loan on agricultural real estate in the Sacramento Valley, a $1,007,000 loan on a mini-storage facility in Northern California, a $499,000 loan on an office building in the Sacramento Valley, and a $403,000 loan on a manufacturing facility in the Sacramento Valley.

The $5,217,000 in new classified commercial (C&I) loans were primarily made up of a $2,240,000 production loan to a dairy in the San Joaquin Valley, an $807,000 loan to a contractor in the Sacramento Valley, a $557,000 production loan to a dairy in the San Joaquin Valley, a $496,000 loan to a real estate investor in the Sacramento Valley, and a $353,000 crop loan in the Sacramento Valley.

The $594,000 in new classified residential construction loans were primarily made up of two single family residential (SFR) construction loans in the Sacramento Valley and two SFR construction loans in Northern California.


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

Interest income on nonaccrual loans, which would have been recognized during the nine months ended September 30, 2009 and 2008, if all such loans had been current in accordance with their original terms, totaled $3,674,000 and $1,759,000, respectively. Interest income actually recognized on these loans during the nine months ended September 30, 2009 and 2008 was $1,186,000 and $882,000, respectively.

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

As shown in the following table, total nonperforming assets net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, increased $20,269,000 (70.6%) to $48,979,000 during the first nine months of 2009. Nonperforming assets net of guarantees represent 2.34% of total assets. All nonaccrual loans are considered to be impaired when determining the need for a specific valuation allowance. The Company continues to make a concerted effort to work problem and potential problem loans to reduce risk of loss.

                                                 At September 30, 2009           At June 30, 2009
                                              --------------------------   ---------------------------
                                                Gross  Guaranteed   Net      Gross  Guaranteed   Net
                                              --------------------------------------------------------
(dollars in thousands)
Performing nonaccrual loans                   $24,824   $5,031    $19,793    $24,886  $4,884  $19,982
Nonperforming, nonaccrual loans                26,128      121     26,007     21,321       -   21,321
                                              --------------------------------------------------------
   Total nonaccrual loans                      50,952    5,152     45,800     46,187   4,884   41,303
Loans 90 days past due and still accruing         807        -        807      2,070      -    2,070
                                              --------------------------------------------------------
Total nonperforming loans                      51,759    5,152     46,607     48,257   4,884   43,373
Other real estate owned                         2,372        -      2,372      2,622       -    2,622
                                              --------------------------------------------------------
Total nonperforming assets                    $54,131   $5,152    $48,979    $50,879  $4,884  $45,995
                                              ========================================================
Nonperforming loans to total loans                                  3.04%                       2.79%
Nonperforming assets to total assets                                2.34%                       2.20%
Allowance for loan losses/nonperforming loans                         74%                         78%


                                                  At March 31, 2009             At December 31, 2008
                                               --------------------------    -------------------------
                                                 Gross  Guaranteed   Net      Gross  Guaranteed   Net
(dollars in thousands)                        --------------------------------------------------------
Performing nonaccrual loans                   $23,467   $4,933    $18,534    $22,600  $5,102  $17,498
Nonperforming, nonaccrual loans                14,989        -     14,989      9,994     154    9,840
                                              --------------------------------------------------------
   Total nonaccrual loans                      38,456    4,933     33,523     32,594   5,256   27,338
Loans 90 days past due and still accruing         837        -        837        187       -      187
                                              --------------------------------------------------------
Total nonperforming loans                      39,293    4,933     34,360     32,781   5,256   27,525
Other real estate owned                         2,407        -      2,407      1,185       -    1,185
                                              --------------------------------------------------------
Total nonperforming assets                    $41,700   $4,933    $36,767    $33,966  $5,256  $28,710
                                              ========================================================
Nonperforming loans to total loans                                   2.19%                       1.73%
Nonperforming assets to total assets                                 1.77%                       1.41%
Allowance for loan losses/nonperforming loans                          95%                        100%

Nonperforming assets categorized by type were as follows:

                                                 At September 30, 2009           At June 30, 2009
                                            ----------------------------   ---------------------------
                                                Gross  Guaranteed   Net      Gross  Guaranteed   Net
                                            ----------------------------------------------------------
(dollars in thousands):
Loans:
   Real estate mortgage:
     Residential                             $4,065          -     $4,065     $2,964       -   $2,964
     Commercial                              17,475      4,710     12,765     16,632   4,884   11,748
   Consumer:
     Home equity lines                        7,627          -      7,627      6,715       -    6,715
     Home equity loans                          446          -        446        302       -      302
     Auto indirect                            2,492          -      2,492      2,731       -    2,731
     Other consumer                             136          -        136        119       -      119
   Commercial                                 5,331        442      4,889      4,151       -    4,151
   Construction:
     Residential                             13,045          -     13,045     13,691       -   13,691
     Commercial                               1,142          -      1,142        952       -      952
Other real estate owned                       2,372          -      2,372      2,622       -    2,622
                                            ----------------------------------------------------------
Total nonperforming assets                  $54,131     $5,152    $48,979    $50,879  $4,884  $45,995
                                            ==========================================================


                                                  At March 31, 2009             At December 31, 2008
                                            ---------------------------    ---------------------------
(dollars in thousands):                         Gross  Guaranteed    Net     Gross Guaranteed   Net
Loans:                                      ----------------------------------------------------------
   Real estate mortgage:
     Residential                             $3,410          -     $3,410     $3,189       -   $3,189
     Commercial                               9,678      4,933      4,745      9,668   5,102    4,566
   Consumer:
     Home equity lines                        4,679          -      4,679      2,318       -    2,318
     Home equity loans                          107          -        107        122       -      122
     Auto indirect                            2,762          -      2,762      2,233       -    2,233
     Other consumer                              82          -         82        123       -      123
   Commercial                                 1,879          -      1,879      2,221     154    2,067
   Construction:
     Residential                             16,286          -     16,286     12,483       -   12,483
     Commercial                                 410          -        410        424       -      424
Other real estate owned                       2,407          -      2,407      1,185       -    1,185
                                            ----------------------------------------------------------
Total nonperforming assets                  $41,700     $4,933    $36,767    $33,966  $5,256  $28,710
                                            ==========================================================

Nonperforming assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, increased $2,984,000 (6.5%) to $48,979,000 at September 30, 2009 compared to $45,995,000 at June 30, 2009. The
$2,984,000 increase in nonperforming assets during the third quarter of 2009 was the result new nonperforming loans of $13,250,000, advances on existing nonperforming loans of $1,161,000, recoveries on existing nonperforming loans of $398,000, less charge-offs of $7,471,000, less reductions to existing nonperforming loans of $4,104,000, and less reductions in OREO of $250,000. The primary causes of the $13,250,000 in new nonperforming loans during the third quarter of 2009 were increases of $1,165,000 in residential real estate, $2,101,000 in commercial real estate, $4,413,000 in home equity lines and loans, $959,000 in auto loans, $247,000 in other consumer loans, $3,241,000 in Commercial (C&I) loans, and a $1,125,000 increase in residential construction loans.

The $2,101,000 in new nonperforming commercial real estate loans were primarily made up of a $1,520,000 loan on a construction products manufacturing facility in the Sacramento Valley.

The $3,241,000 in new nonperforming commercial (C&I) loans were primarily made up of a $2,240,000 production loan to a dairy in the San Joaquin Valley, a $557,000 production loan to a dairy in the San Joaquin Valley, a $300,000 loan to a real estate investor in the San Joaquin Valley.

The  $1,125,000  in  new  nonperforming   residential  construction  loans  were
primarily made up of a $770,000 SFR construction loan in the Sacramento Valley.

Capital Resources
The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management.

The Company adopted and announced a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company's common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company's approximately 15,815,000 common shares outstanding as of August 21, 2007. The Company did not repurchase any shares during the three months ended September 30, 2009. This plan has no stated expiration date for the repurchases. As of September 30, 2009, the Company had repurchased 166,600 shares under this plan, which left 333,400 shares available for repurchase under the plan.

The Company's primary capital resource is shareholders' equity, which was $201,937,000 at September 30, 2009. This amount represents an increase of $4,005,000 from December 31, 2008, the net result of comprehensive income for the period of $9,527,000, the effect of stock option vesting of $369,000, the exercise of stock options for $887,000 and the tax benefit from the exercise of stock options of $30,000 that were partially offset by the repurchase of common stock with value of $652,000, and dividends paid of $6,156,000. The Company's ratio of equity to total assets was 9.64%, 9.67% and 9.69% as of September 30, 2009, September 30, 2008, and December 31, 2008, respectively.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:
                             At September 30,      At             Minimum
                         --------------------    December 31,   Regulatory
                           2009        2008        2008         Requirement
                         ---------------------------------------------------
     Tier I Capital        11.91%     11.13%      11.17%           4.00%
     Total Capital         13.17%     12.38%      12.42%           8.00%
     Leverage ratio        10.64%     11.08%      11.09%           4.00%

Liquidity
The discussion of "Liquidity" under Item 3 of this report is incorporated herein by reference.

Off-Balance Sheet Items
The Bank has certain ongoing commitments under operating and capital leases. These commitments do not significantly impact operating results. As of September 30, 2009 commitments to extend credit and commitments related to the Bank's deposit overdraft privilege product were the Bank's only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $591,336,000 and $643,365,000 at September 30, 2009 and December 31, 2008, respectively, and represented 38.6% and 40.4% of the total loans outstanding at September 30, 2009 and December 31, 2008, respectively. Commitments related to the Bank's deposit overdraft privilege product totaled $35,464,000 and $35,883,000 at September 30, 2009 and December 31, 2008, respectively.

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

At September 30, 2009, the results of the simulations noted above indicate that given a "flat" balance sheet scenario, and if deposit rates track general interest rate changes by approximately 50%, the Company's balance sheet is slightly liability sensitive. "Liability sensitive" implies that earnings decrease when interest rates rise, and increase when interest rates decrease. The magnitude of all the simulation results noted above is within the Bank's policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

The simulation results noted above do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

At September 30, 2009 and 2008, the Company had no material derivative financial instruments.

Liquidity

The Company's principal source of asset liquidity is cash at Federal Reserve and other banks and marketable investment securities available for sale. At September 30, 2009, cash at Federal Reserve and other banks and investment securities available for sale totaled $416,983,000, representing an increase of $128,442,000 (44.5%) from December 31, 2008, and an increase of $175,083,000
(72.4%) from September 30, 2008. In addition, the Company generates additional liquidity from its operating activities. The Company's profitability during the first nine months of 2009 generated cash flows from operations of $28,442,000 compared to $27,930,000 during the first nine months of 2008. Maturities of investment securities produced cash inflows of $67,963,000 during the nine months ended September 30, 2009 compared to $38,938,000 for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, the Company invested $29,396,000 in securities and received $40,043,000 of net loan principal reductions, compared to $50,219,000 invested in securities and $20,538,000 invested in net loan principal increases, respectively, during the first nine months of 2009. These changes in investment and loan balances contributed to net cash provided by investing activities of $78,847,000 during the nine months ended September 30, 2009, compared to net cash used in investing activities of $33,383,000 during the nine months ended September 30, 2008. Financing activities provided net cash of $40,926,000 during the nine months ended September 30, 2009, compared to net cash used in financing activities of $16,045,000 during the nine months ended September 30, 2008. Deposit balance increases accounted for $82,625,000 and $18,618,000 of financing sources of funds during the nine months ended September 30, 2009 and 2008, respectively. Net decrease in short-term other borrowings accounted for $35,741,000 and $36,195,000 of financing uses of funds during the nine months ended September 30, 2009 and 2008, respectively. Dividends paid used $6,156,000 and $6,145,000 of cash during the nine months ended September 30, 2009 and 2008, respectively. Federal funds purchased did not use or provide cash during the nine months ended September 30, 2009 compared to an increase of Federal funds purchased providing $11,000,000 of cash during the nine months ended September 30, 2008. Also, the Company's liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 4.  Controls and Procedures
The Chief Executive Officer, Richard Smith, and the Chief Financial Officer, Thomas Reddish, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2009 ("Evaluation Date"). Based on that evaluation, they each concluded that as of the Evaluation Date the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. No changes in the Company's internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15(e) under the Exchange Act during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information concerning the common stock repurchased by the Company during the third quarter of 2009 pursuant to the Company's stock repurchase plan adopted on August 21, 2007, which is discussed in more detail under "Capital Resources" in this report and is incorporated herein by reference:


Period         (a) Total number        (b) Average price  (c) Total number of   (d) Maximum number
                   of shares purchased     paid per share     shares purchased as   of shares that may yet
                                                              part of publicly      be purchased under the
                                                              announced plans or    plans or programs
                                                              programs
----------------------------------------------------------------------------------------------------------
July 1-31, 2009           -                 -                        -                 333,400
Aug. 1-31, 2009           -                 -                        -                 333,400
Sep. 1-30, 2009           -                 -                        -                 333,400
----------------------------------------------------------------------------------------------------------
Total                     -                 -                        -                 333,400

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

                                TRICO BANCSHARES
                                  (Registrant)

Date:  November 9, 2009   /s/Thomas J. Reddish
                          ---------------------
                            Thomas J. Reddish
                            Executive Vice President and Chief Financial Officer (Duly authorized officer and Principal financial officer)

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



Date: November 9, 2009           /s/Richard P. Smith
                                -------------------
                                Richard P. Smith
                                President and Chief Executive Officer

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



Date: November 9, 2009      /s/Thomas J. Reddish
                            --------------------
                            Thomas J. Reddish
                            Executive Vice President and Chief Financial Officer

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