Form 10-K
period 2009-12-31
TRICO BANCSHARES /
filed 2010-03-11
CIK 356171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year                               Commission File Number 0-10661
ended December 31, 2009
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

 Large accelerated filer       Accelerated filer    X
                         ----                      ----
 Non-accelerated filer         Smaller reporting company
                         ----                            ----

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                YES      NO   X
                                   ----    ----

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of June 30, 2009, was approximately $178,840,000 (based on the closing sales price of the Registrant's common stock on the date). This computation excludes a total of 4,244,672 shares that are beneficially owned by the officers and directors of Registrant who may be deemed to be the affiliates of Registrant under applicable rules of the Securities and Exchange Commission.

The number of shares outstanding of Registrant's common stock, as of March 10, 2010, was 15,860,138 shares of common stock, without par value.

The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of TriCo Bancshares' definitive proxy statement for the 2010 annual meeting of stockholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

                                TABLE OF CONTENTS

                                                                     Page Number
PART I

Item 1        Business                                                       2
Item 1A       Risk Factors                                                  10
Item 1B       Unresolved Staff Comments                                     19
Item 2        Properties                                                    19
Item 3        Legal Proceedings                                             19
Item 4        Reserved                                                      19

PART II

Item 5        Market for Registrant's Common Equity, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities          20
Item 6        Selected Financial Data                                       22
Item 7        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              23
Item 7A       Quantitative and Qualitative Disclosures About Market Risk    48
Item 8        Financial Statements and Supplementary Data                   48
Item 9        Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                        83
Item 9A       Controls and Procedures                                       83
Item 9B       Other Information                                             83

PART III

Item 10       Directors, Executive Officers and Corporate Governance        84
Item 11       Executive Compensation                                        84
Item 12       Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters              84
Item 13       Certain Relationships and Related Transactions,
              and Director Independence                                     84
Item 14       Principal Accountant Fees and Services                        84

PART IV

Item 15       Exhibits and Financial Statement Schedules                    84

              Signatures                                                    85

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

                                     PART I

ITEM 1. BUSINESS

Information About TriCo Bancshares' Business

TriCo Bancshares (the "Company", "TriCo", "we" or "our") was incorporated in California on October 13, 1981. It was organized at the direction of the board of directors of Tri Counties Bank (the "Bank") for the purpose of forming a bank holding company. On September 7, 1982, the shareholders of Tri Counties Bank became the shareholders of TriCo and Tri Counties Bank became a wholly owned subsidiary of TriCo. At that time, TriCo became a bank holding company subject to the supervision of the Board of Governors of the Federal Reserve System ("FRB") under the Bank Holding Company Act of 1956, as amended. Tri Counties Bank remains subject to the supervision of the California Department of Financial Institutions ("DFI") and the Federal Deposit Insurance Corporation ("FDIC"). On July 31, 2003, the Company formed a subsidiary business trust, TriCo Capital Trust I, to issue trust preferred securities. On June 22, 2004, the Company formed a subsidiary business trust, TriCo Capital Trust II, to issue additional trust preferred securities. See Note 8 in the financial statements at
Item 8 of this report for a discussion about the Company's issuance of trust preferred securities. Tri Counties Bank, TriCo Capital Trust I and TriCo Capital Trust II currently are the only subsidiaries of TriCo and TriCo is not conducting any business operations independent of Tri Counties Bank, TriCo Capital Trust I and TriCo Capital Trust II.

For financial reporting purposes, the financial statements of the Bank are consolidated into the financial statements of the Company. Historically, issuer trusts, such as TriCo Capital Trust I and TriCo Capital Trust II, that issued trust preferred securities have been consolidated by their parent companies and trust preferred securities have been treated as eligible for Tier 1 capital treatment by bank holding companies under FRB rules and regulations relating to minority interests in equity accounts of consolidated subsidiaries. Applying the provisions of the the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) 810 "Consolidation", the Company is no longer permitted to consolidate such issuer trusts beginning on December 31, 2003. The FRB permits trust preferred securities to be treated as Tier 1 up to a limit of 25% of Tier 1 capital.

Additional information concerning the Company can be found on our website at www.tcbk.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge through our website, www.tcbk.com, at Investor Relations---"SEC Filings" and "Annual Reports" as soon as reasonably practicable after the Company files these reports to the Securities and Exchange Commission. The information on our website is not incorporated into this annual report.

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

The Bank has emphasized retail banking since it opened. Most of the Bank's customers are retail customers and small to medium-sized businesses. The Bank emphasizes serving the needs of local businesses, farmers and ranchers, retired individuals and wage earners. The majority of the Bank's loans are direct loans made to individuals and businesses in northern and central California where its branches are located. At December 31, 2009, the total of the Bank's consumer installment loans net of deferred fees outstanding was $458,084,000 (30.5%), the total of commercial loans outstanding was $163,180,000 (10.9%), and the total of real estate loans including construction loans of $58,931,000 was $878,947,000 (58.6%). The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment, inventory, accounts receivable and notes receivable secured by property as collateral for loans.

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

The Bank offers 24-hour ATMs at almost all branch locations. The 65 ATMs are linked to several national and regional networks such as CIRRUS and STAR. In addition, banking by telephone on a 24-hour toll-free number is available to all customers. This service allows a customer to obtain account balances and most recent transactions, transfer moneys between accounts, make loan payments, and obtain interest rate information.

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

Employees

At December 31, 2009, the Company and the Bank employed 739 persons, including seven executive officers. Full time equivalent employees were 662. No employees of the Company or the Bank are presently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are excellent.

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

Regulatory Agencies

The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. As a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956 (the "BHC Act"), and is subject to supervision, regulation and inspection by the FRB. The Company is also under the jurisdiction of the Securities and Exchange Commission ("SEC") and is subject to the disclosure and regulatory requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934, each administered by the SEC. The Company is listed on the Nasdaq Global Select market ("Nasdaq") under the trading symbol "TCBK" and is subject to the rules of Nasdaq for listed companies.

The Bank, as a state chartered bank, is subject to broad federal regulation and oversight extending to all its operations by the FDIC and to state regulation by the DFI.

The Company

The Company is a bank holding company. In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto. As a result of the Gramm-Leech-Bliley Act, which amended the BHC Act, bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Office of the Comptroller of the Currency (the "OCC")) or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as determined solely by the Federal Reserve). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and agency, and making merchant banking investments.

If a bank holding company seeks to engage in the broader range of activities that are permitted under the BHC Act for financial holding companies, (i) all of its depository institution subsidiaries must be "well capitalized" and "well managed" and (ii) it must file a declaration with the FRB that it elects to be a financial holding company. A depository institution subsidiary is considered to be "well capitalized" if it satisfies the requirements for this status discussed in the section captioned "Capital Adequacy and Prompt Corrective Action," included elsewhere in this item. A depository institution subsidiary is considered "well managed" if it received a composite rating and management rating of at least "satisfactory" in its most recent examination. In addition, the subsidiary depository institution must have received a rating of at least "satisfactory" in its most recent examination under the Community Reinvestment
Act. (See the section captioned "Consumer Protection Laws and Regulations" included elsewhere in this item.)

Financial holding companies that do not continue to meet all of the requirements for such status will, depending on which requirement they fail to meet, face not being able to undertake new activities or acquisitions that are financial in nature, or losing their ability to continue those activities that are not generally permissible for bank holding companies. In addition, failure to satisfy conditions prescribed by the FRB to comply with any such requirements could result in orders to divest banking subsidiaries or to cease engaging in activities other than those closely related to banking under the BHC Act.

The BHC Act, the Federal Bank Merger Act, and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve for the direct or indirect acquisition of more than 5 percent of the voting shares of a commercial bank or its parent holding company. Under the Federal Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant's performance record under the Community Reinvestment Act, fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

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

The primary source of funds for payment of dividends by TriCo to its shareholders will be the receipt of dividends and management fees from the Bank. TriCo's ability to receive dividends from the Bank will be limited by applicable state and federal law. Under Section 642 of the California Financial Code, funds available for cash dividend payments by a bank are restricted to the lesser of:
(i) retained earnings; or (ii) the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). However, under Section 643 of the California Financial Code, with the prior approval of the Commissioner of the DFI, a bank may pay cash dividends in an amount not to exceed the greater of the: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) net income of the bank for its current fiscal year. However, if the DFI finds that the shareholders' equity of the bank is not adequate or that the payment of a dividend would be unsafe or unsound, the Commissioner may order such bank not to pay a dividend to shareholders.

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

Premiums for Deposit Insurance

Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the FDIC has temporarily increased the deposit insurance available on deposit accounts to $250,000 effective until December 31, 2013.

The Bank's deposits are subject to FDIC deposit insurance assessments. In February of 2009, the FDIC revised its risk-based system for determining deposit insurance assessments. This assessment is based on the risk category of the institution. To determine the total base assessment rate, the FDIC first establishes an institution's initial base assessment rate. This initial base assessment rate ranges, depending on the risk category of the institution, from 12 to 45 basis points. The FDIC then adjusts the initial base assessment based upon an institution's levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate ranges from 7 to 77.5 basis points of the institution's deposits.

In May of 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. As a result, the Bank's expense for deposit insurance for the fiscal year ended December 31, 2009 includes approximately $933,000 for this emergency assessment which was levied as of June 30, 2009 and paid on September 30, 2009.

In November of 2009, the FDIC adopted an amendment to its assessment regulations to require insured institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of calendar 2009 and for all of the calendar years 2010, 2011 and 2012. The amount of the prepayment was generally determined based upon an institution's assessment rate in effect on September 30, 2009, adjusted to reflect a 5% growth and as an assessment rate increase of three cents per $100 of deposits effective January 1, 2011. The Bank's prepayment amount was $10,544,000.

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program ("TLG Program"). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation's financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide unlimited FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal ("NOW") accounts paying not more than 0.50% interest per annum and Interest on Lawyers Trust Accounts ("IOLTA") accounts held at participating FDIC- insured institutions through December 31, 2009 (through June 30, 2010 at electing banks, including the Bank). Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. On December 5, 2008, the Company elected to participate in both guarantee programs. As of December 31, 2009, the Company issued no debt under the TLG Program.

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

Since mid-2007, and through 2009, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.

Overall, during 2009 and the first quarter of 2010, the business environment has been adverse for many households and businesses in California and the United States. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of the Company's loans, results of operations and financial condition.

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

In  addition,  the downturn in our real estate  markets  could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. As real estate prices decline, the value of real estate collateral securing our loans is reduced. As a result, our ability to recover on defaulted loans by foreclosing and selling the real estate collateral could then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2009, approximately 85.0% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real estate collateral is located in California. So if there is a significant further decline in real estate values in California, the collateral for our loans will provide less security. Real estate values could also be affected by, among other things, earthquakes and national disasters particular to California in particular. Any such downturn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our ability to earn a profit, like that of most financial institutions, depends on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as mortgage loans and investments, and the interest expense we pay on our interest-bearing liabilities, such as deposits. Our profitability depends on our ability to manage our assets and liabilities during periods of changing market interest rates. Recently, the FRB has lowered the targeted federal funds rate at record low levels. A sustained decrease in market interest rates could adversely affect our earnings. When interest rates decline, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates. Under those circumstances, we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on the prepaid loans on investment securities. In addition, our commercial real estate and commercial loans, which carry interest rates that adjust in accordance with changes in the prime rate, will adjust to lower rates.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. Although we have been successful in generating new loans during 2009, the continuation of historically low long-term interest rate levels may cause additional refinancing of commercial real estate and 1-4 family residence loans, which may depress our loan volumes or cause rates on loans to decline. In addition, an increase in the general level of short-term interest rates on variable rate loans may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations or reduce the amount they wish to borrow. Additionally, if short-term market rates rise, in order to retain existing deposit customers and attract new deposit customers we may need to increase rates we pay on deposit accounts. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business, financial condition, results of operations and cash flows.

Regulatory Risks

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations. Regulations may prevent or impair our ability to pay dividends, engage in acquisitions or operate in other ways.

We are subject to extensive regulation, supervision and examination by the DFI, FDIC, and the FRB. See Item 1 - Regulation and Supervision of this report for information on the regulation and supervision which governs our activities. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to you, our investors, by restricting certain of our activities, such as:

          o    the payment of dividends to our shareholders,
          o    possible   mergers   with  or   acquisitions   of  or  by   other
               institutions,
          o    desired investments, o loans and interest rates on loans,
          o    interest rates paid on deposits,
          o    the possible expansion of branch offices, and
          o    the ability to provide securities or trust services.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating additional expense for publicly-traded companies such as TriCo. The application of these laws, regulations and standard may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding management's required assessment of its internal control over financial reporting and its external auditors' audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued
commitment of significant resources. Further, the members of our board of directors, members of our audit or compensation and management succession committees, our chief executive officer, our chief financial officer and certain other executive officers could face an increased risk of personal liability in connection with the performance of their duties. It may also become more difficult and more expensive to obtain director and officer liability insurance. As a result, our ability to attract and retain executive officers and qualified board and committee members could be more difficult.

We could be aversely affected by new regulations.

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

We could face increased deposit insurance costs.

The FDIC insures deposits at FDIC insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. In February of 2009, the FDIC adopted regulations increasing insurance deposit assessments for all insured depository institutions and to change the deposit insurance assessment system to require riskier institutions to pay a larger share of assessments. In addition, the FDIC required insured depository institutions, including the Bank, to pay a special assessment to the FDIC's Deposit Insurance Fund. If the Deposit Insurance Fund suffers further losses, the FDIC could further increase assessments rates or impose additional special assessments on the banking industry to replenish the Deposit Insurance Fund. The Company's profitability could be reduced by any increase in assessment rates or special assessments.

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

Since we are a holding company with no significant assets other than the Bank, we currently depend upon dividends from the Bank for a substantial portion of our revenues. Our ability to continue to pay dividends in the future will continue to depend in large part upon our receipt of dividends or other capital distributions from the Bank. The ability of the Bank to pay dividends or make other capital distributions to us is subject to the restrictions in the California Financial Code and the regulatory authority of the DFI. As of December 31, 2009, the Bank could have paid approximately $22.4 million in dividends without the prior approval of the DFI. The amount that the Bank may pay in dividends is further restricted due to the fact that the Bank must maintain a certain minimum amount of capital to be considered a "well capitalized" institution as further described under Item 1 - Capital Requirements in this report.

From time to time, we may become a party to financing agreements or other contractual arrangements that have the effect of limiting or prohibiting us or the Bank from declaring or paying dividends. Our holding company expenses and obligations with respect to our trust preferred securities and corresponding junior subordinated deferrable interest debentures issued by us may limit or impair our ability to declare or pay dividends. Finally, our ability to pay dividends is also subject to the restrictions of the California Corporations Code. See "Reguation and Supervision - Restrictions on Dividends and Distributions".

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

The Bank Holding Company Act of 1956, as amended, and the Change in Bank Control Act of 1978, as amended, together with federal regulations, require that, depending on the particular circumstances, either FRB approval must be obtained or notice must be furnished to the FRB and not disapproved prior to any person or entity acquiring "control" of a bank holding company such as TriCo. These provisions may prevent a merger or acquisition that would be attractive to shareholders and could limit the price investors would be willing to pay in the future for our common stock.

The amount of common stock owned by, and other compensation arrangements with, our officers and directors may make it more difficult to obtain shareholder approval of potential takeovers that they oppose.

As of March 10, 2010, directors and executive officers beneficially owned approximately 17.58% of our common stock and our ESOP owned approximately 7.71%. Agreements with our senior management also provide for significant payments under certain circumstances following a change in control. These compensation arrangements, together with the common stock and option ownership of our board of directors and management, could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals of us that our directors and officers oppose.

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

We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2010, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $41,238,000. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company is engaged in the banking business through 57 offices in 23 counties in Northern and Central California including nine offices each in Butte, and Shasta Counties, seven in Sacramento County, four in Stanislaus County, three each in Placer, Siskiyou, and Sutter Counties, two each in Glenn, Kern, and Yolo Counties, and one each in Contra Costa, Del Norte, Fresno, Lake, Lassen, Madera, Mendocino, Merced, Napa, Nevada, Tehama, Tulare, and Yuba Counties. All offices are constructed and equipped to meet prescribed security requirements.

The Company owns eighteen branch office locations and three administrative building and leases thirty-nine branch office locations and one administrative facility. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance. The Company also owns one building and leases one building that it leases and sub-leases, respectively.

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

ITEM 4. RESERVED

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

The Company's common stock is traded on the NASDAQ Global Select Market System ("NASDAQ") under the symbol "TCBK." The following table shows the high and the low closing sale prices for the common stock for each quarter in the past two years, as reported by NASDAQ:

      ==============================================================
       2009:                              High               Low
      --------------------------------------------------------------
      Fourth quarter                       $17.42            $14.62
      Third quarter                        $17.69            $13.00
      Second quarter                       $17.74            $13.77
      First quarter                        $24.97            $10.71

          2008:
      Fourth quarter                       $25.88            $15.50
      Third quarter                        $32.77             $9.99
      Second quarter                       $18.54            $10.95
      First quarter                        $19.30            $15.76
      =============================================================

As of March 10, 2010 there were approximately 1,610 shareholders of record of the Company's common stock. On March 10, 2010, the closing sales price was $19.26.

The Company has paid cash dividends on its common stock in every quarter since March 1990, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, financial condition and capital requirements of the Company and the Bank. As of December 31, 2009, $22,448,000 was available for payment of dividends by the Company to its shareholders, under applicable laws and regulations. The Company paid cash dividends of $0.13 per common share in each of the quarters ended December 31, 2009, September 30, 2009, June 30, 2009, and March 31, 2009, and $0.13 per common share in each of the quarters ended December 31, 2008, September 30, 2008, June 30, 2008, and March 31, 2008.

Stock Repurchase Plan

The Company adopted a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company's common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company's approximately 15,815,000 common shares outstanding as of August 21, 2007. This plan has no stated expiration date for the repurchases. As of December 31, 2009, the Company had purchased 166,600 shares under this plan. The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth quarter of 2009:


Period          (a) Total number of   (b) Average price  (c) Total number of    (d) Maximum number of
                    shares purchased      paid per share     shares purchased       shares that may yet
                                                             as part of publicly    be purchased under
                                                             announced plans or     the plans or programs
                                                             programs
----------------------------------------------------------------------------------------------------------
Oct. 1-31, 2009          -                  -                    -                    333,400
Nov. 1-30, 2009          -                  -                    -                    333,400
Dec. 1-31, 2009          -                  -                    -                    333,400
----------------------------------------------------------------------------------------------------------
Total                    -                  -                    -                    333,400

The following graph presents the cumulative total yearly shareholder return from investing $100 on December 31, 2004, in each of TriCo common stock, the Russell 3000 Index, and the SNL Western Bank Index. The SNL Western Bank Index compiled by SNL Financial includes banks located in California, Oregon, Washington, Montana, Hawaii and Alaska with market capitalization similar to that of TriCo's. The amounts shown assume that any dividends were reinvested.


Equity Compensation Plans

The following table shows shares reserved for issuance for outstanding options, stock appreciation rights and warrants granted under our equity compensation plans as of December 31, 2009. All of our equity compensation plans have been approved by shareholders.

                                     (a)                                   (c) Number of securities
                              Number of securities           (b)               remaining available for
                              to be issued upon       Weighted average         issuance under equity
                              exercise of             exercise price of        compensation plans
                              outstanding options,    outstanding options,     (excluding securities
Plan category                 warrants and rights     warrants and rights      reflected in column (a)
-----------------------------------------------------------------------------------------------------
Equity compensation plans
  not approved by shareholders         -                      -                       -
Equity compensation plans
  approved by shareholders         1,366,588              $14.71                    650,000
                               ----------------------------------------------------------------
Total                              1,366,588              $14.71                    650,000

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in connection with our consolidated financial statements and the related notes located at Item 8 of this report.


                                TRICO BANCSHARES
                                Financial Summary
                    (in thousands, except per share amounts)

 =============================================================================================================
   Year ended December 31,                          2009         2008         2007         2006         2005
 -------------------------------------------------------------------------------------------------------------
     Interest income                             $112,333     $121,112     $127,268     $120,323      $98,756
     Interest expense                              20,615       31,552       40,582       34,445       20,529
     --------------------------------------------------------------------------------------------------------
     Net interest income                           91,718       89,560       86,686       85,878       78,227
     Provision for loan losses                     31,450       20,950        3,032        1,289        2,169
     Noninterest income                            30,329       27,087       27,590       26,255       24,890
     Noninterest expense                           75,450       68,738       68,906       66,726       62,110
     --------------------------------------------------------------------------------------------------------
     Income before income taxes                    15,147       26,959       42,338       44,118       38,838
     Provision for income taxes                     5,185       10,161       16,645       17,288       15,167
     --------------------------------------------------------------------------------------------------------
          Net income                               $9,962      $16,798      $25,693      $26,830      $23,671
     --------------------------------------------------------------------------------------------------------

     Earnings per share:
          Basic                                     $0.63        $1.07        $1.62        $1.70        $1.51
          Diluted                                   $0.62        $1.05         1.57         1.64         1.45
     Per share:
          Dividends paid                            $0.52        $0.52        $0.52        $0.48        $0.45
          Book value at December 31                 12.71        12.56        11.87        10.69         9.52
          Tangible book value at December 31        11.71        11.54        10.82         9.60         8.25

     Average common shares outstanding             15,783       15,771       15,898       15,812       15,708
     Average diluted common shares outstanding     16,011       16,050       16,364       16,383       16,331
     Shares outstanding at December 31             15,787       15,756       15,912       15,857       15,708
     At December 31:
     Loans, net                                $1,464,738   $1,563,259   $1,534,635   $1,492,965   $1,368,809
     Total assets                               2,170,520    2,043,190    1,980,621    1,919,966    1,841,275
     Total deposits                             1,828,512    1,669,270    1,545,223    1,599,149    1,496,797
     Debt financing and notes payable              66,753      102,005      116,126       39,911       31,390
     Junior subordinated debt                      41,238       41,238       41,238       41,238       41,238
     Shareholders' equity                         200,649      197,932      188,878      169,436      149,493

     Financial Ratios:

     For the year:
          Return on assets                         0.48%         0.85%        1.36%        1.44%       1.38%
          Return on equity                         4.89%         8.70%       14.20%       16.61%      16.30%
          Net interest margin(1)                   4.77%         4.96%        5.07%        5.14%       5.14%
          Net loan losses to average loans         1.53%         0.69%        0.17%        0.04%       0.04%
          Efficiency ratio(1)                     61.53%        58.59%       59.86%       58.99%      59.64%
          Average equity to average assets         9.73%         9.72%        9.55%        8.68%       8.49%
     At December 31:
          Equity to assets                         9.24%         9.69%        9.54%        8.82%       8.12%
          Total capital to risk-adjusted assets   13.36%        12.42%       11.90%       11.44%      10.79%
          Allowance for loan losses to loans       2.36%         1.73%        1.12%        1.12%       1.17%

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

Results of Operations

Net Income

Following is a summary of the Company's net income for the past three years (dollars in thousands, except per share amounts):

                                                      Year ended December 31,
    ----------------------------------------------------------------------------
    Components of Net Income                      2009        2008       2007
                                                --------------------------------
     Net interest income *                      $92,290     $90,237     $87,529
     Provision for loan losses                  (31,450)    (20,950)     (3,032)
     Noninterest income                          30,329      27,087      27,590
     Noninterest expense                        (75,450)    (68,738)    (68,906)
     Taxes *                                     (5,757)    (10,838)    (17,488)
                                                --------------------------------
     Net income                                  $9,962     $16,798     $25,693
                                                ================================
     Net income per average fully-diluted share   $0.62       $1.05       $1.57
     Net income as a percentage of average
       shareholders' equity                        4.89%       8.70%      14.20%
     Net income as a percentage of average
       total assets                                0.48%       0.85%       1.36%
    ============================================================================
    * Fully tax-equivalent (FTE)

Earnings in 2009 decreased  $6,836,000  (40.1%) from 2008.  Net interest  income
(FTE) grew  $2,053,000  (2.3%) due to a $116,924,000  (6.4%) increase in average earning assets while net interest margin decreased 0.19% to 4.77%. The loan loss provision increased $10,500,000 in 2009 from 2008, and noninterest income increased $3,242,000 (12.0%) while noninterest expense increased $6,712,000 (9.8%).

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

The Company's return on average total assets was 0.48% in 2009 compared to 0.85% and 1.36% in 2008 and 2007, respectively. Return on average equity in 2009 was 4.89% compared to 8.70% and 14.20% in 2008 and 2007, respectively.

Net Interest Income

The Company's primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) increased $2,053,000 (2.3%) to $92,290,000 from 2008 to 2009. Net interest income (FTE) increased $2,708,000 (3.1%) to $90,237,000 from 2007 to 2008.

Following is a summary of the Company's net interest income for the past three years (dollars in thousands):

                                                      Year ended December 31,
     ---------------------------------------------------------------------------
     Components of Net Interest Income           2009         2008        2007
                                              ----------------------------------
     Interest income                          $112,333     $121,112    $127,268
     Interest expense                          (20,615)     (31,552)    (40,582)
     FTE adjustment                                572          677         843
                                              ----------------------------------
     Net interest income (FTE)                 $92,290      $90,237     $87,529
     ===========================================================================
     Net interest margin (FTE)                    4.77%        4.96%       5.07%
     ===========================================================================

Interest income (FTE) decreased $8,884,000 (7.3%) from 2008 to 2009, the net effect of higher average balances of earning-assets and lower earning-asset yields. The total yield on earning assets decreased from 6.69% in 2008 to 5.83% in 2009. The average yield on loans decreased 48 basis points to 6.48% during 2009. The decrease in average yield on interest-earning assets caused a decrease interest income (FTE) of $7,685,000 during 2009. Despite a $116,924,000 increase in the average balances of interest-earning assets during 2009, a change in the mix of those earning-assets towards short-term interest-earning cash at the FRB and other banks, resulted in a $1,199,000 decrease in interest income (FTE) during 2009.

Interest expense decreased $10,937,000 (34.7%) in 2009 from 2008, due to a 0.87% decrease in the average rate paid on interest-bearing liabilities to 1.38% that was partially offset by a $93,989,000 (6.7%) increase in the average balance of interest-bearing liabilities. The decrease in the average rate paid on interest-bearing liabilities decreased interest expense by $11,537,000 from 2008 to 2009, while the increase in average balances of interest-bearing liabilities increased interest expense by $600,000 in 2009.

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

Following is a summary of the Company's net interest margin for the past three years:

                                                      Year ended December 31,
     ---------------------------------------------------------------------------
     Components of Net Interest Margin             2009      2008      2007
                                                 -----------------------------
     Net Interest Margin
     Yield on earning assets                       5.83%     6.69%     7.43%
     Rate paid on interest-bearing liabilities     1.38%     2.26%     3.05%
                                                 ----------------------------
     Net interest spread                           4.45%     4.43%     4.38%
     Impact of all other net
       noninterest-bearing funds                   0.32%     0.53%     0.69%
                                                  ---------------------------
     Net interest margin (FTE)                     4.77%     4.96%     5.07%
    ============================================================================

During 2009, the Company was able to continue to decrease rates paid on deposits and other sources of funds, and at the same time significantly grow deposit balances. On the other hand, during 2009, it was difficult for the Company to deploy these increased low-cost deposit balances into relatively high-yielding loans and securities. The difficulty in deploying these increased funding sources was primarily due to decreased loan demand and unfavorable credit, liquidity, and interest rate risks associated with loans and securities in the economic environment that persisted throughout 2009. As such, much of the increase in deposit balances during 2009 was deployed into lower yielding short-term interest-earning balances at the Federal Reserve Bank. Despite the resulting unfavorable change in the mix of interest-earning assets during 2009, the Company was able to actually increase its net interest spread two basis points to 4.45%. With the Company's net interest spread remaining relatively unchanged from 2008 levels, the decrease in net interest margin from 4.96% during 2008 to 4.77% during 2009 can be explained in the change in the impact of all other net noninterest-bearing funds from 0.53% during 2008 to 0.32% during 2009. As market interest rates decrease, the impact of all other net noninterest-bearing funds decreases, and that decreases net interest margin. It was difficult to maintain net interest margin during 2009 given the changes in rates and balances among all the various interest-earning and interest-bearing categories.

During 2008, the prime rate decreased 400 basis points to 3.25% and the Federal Funds target rate reached an unprecedented 0%-.25% by the end of 2008. While market conditions for deposits in 2008 prevented the Company from lowering deposit rates in proportion to the decrease in the Federal Funds rate, rate floors in many of the Company's loans helped maintain the net interest margin in 2008 relatively close to the 2007 level.

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

                                                              Year ended December 31, 2009
                                                       --------------------------------------------
                                                         Average         Interest        Rates
                                                         balance        income/expense  earned/paid
                                                       --------------------------------------------
     Assets
     Loans                                              $1,542,147          $99,996         6.48%
     Investment securities - taxable                       232,636           11,019         4.74%
     Investment securities - nontaxable                     20,782            1,558         7.50%
     Cash at Federal Reserve and other banks               141,172              332         0.24%
                                                        ----------          -------
     Total earning assets                                1,936,717          112,905         5.83%
                                                                            -------
     Other assets                                          156,551
                                                        ----------
         Total assets                                   $2,093,268
                                                        ==========
     Liabilities and shareholders' equity
     Interest-bearing demand deposits                     $296,997            2,060         0.69%
     Savings deposits                                      444,105            3,166         0.71%
     Time deposits                                         637,480           12,665         1.99%
     Other borrowings                                       73,121            1,221         1.67%
     Junior subordinated debt                               41,238            1,503         3.64%
                                                        ----------          -------
         Total interest-bearing liabilities              1,492,941           20,615         1.38%
                                                                            -------
     Noninterest-bearing demand                            359,693
     Other liabilities                                      37,025
     Shareholders' equity                                  203,609
                                                        ----------
         Total liabilities and shareholders' equity     $2,093,268
                                                        ==========
     Net interest spread (1)                                                                4.45%
     Net interest income and interest margin (2)                            $92,290         4.77%
                                                                            =======         =====

                                                              Year ended December 31, 2008
                                                       --------------------------------------------
                                                         Average         Interest        Rates
                                                         balance        income/expense  earned/paid
                                                       --------------------------------------------
     Assets
     Loans                                              $1,549,014         $107,896         6.97%
     Investment securities - taxable                       242,901           11,996         4.94%
     Investment securities - nontaxable                     24,983            1,863         7.46%
     Cash at Federal Reserve and other banks                 2,751               31         1.11%
     Federal funds sold                                        144                3         2.08%
                                                        ----------         --------
     Total earning assets                                1,819,793          121,789         6.69%
                                                                           --------
     Other assets                                          166,413
                                                        ----------
         Total assets                                   $1,986,206
                                                        ==========
     Liabilities and shareholders' equity
     Interest-bearing demand deposits                     $225,872              771         0.34%
     Savings deposits                                      384,261            4,759         1.24%
     Time deposits                                         574,910           18,931         3.29%
     Federal funds purchased                                83,792            1,999         2.39%
     Other borrowings                                       88,879            2,512         2.83%
     Junior subordinated debt                               41,238            2,580         6.26%
                                                        ----------         --------
         Total interest-bearing liabilities              1,398,952           31,552         2.26%
                                                                           --------
   Noninterest-bearing demand                              362,522
   Other liabilities                                        31,613
   Shareholders' equity                                    193,119
                                                        ----------
         Total liabilities and shareholders' equity     $1,986,206
                                                        ==========
   Net interest spread (1)                                                                  4.43%
   Net interest income and interest margin (2)                              $90,237         4.96%
                                                                           ========         =====
(1)  Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing  liabilities.
(2)  Net interest  margin is computed by dividing  net interest  income by total average earning assets.

                                                             Year ended December 31, 2007
                                                       -------------------------------------------
                                                         Average         Interest        Rates
                                                         balance        income/expense  earned/paid
                                                       --------------------------------------------
     Assets
     Loans                                              $1,511,331         $117,639         7.78%
     Investment securities - taxable                       183,493            8,158         4.45%
     Investment securities - nontaxable                     30,032            2,297         7.65%
     Federal funds sold                                        362               17         4.70%
                                                        ----------         --------
     Total earning assets                                1,725,218          128,111         7.43%
                                                                           --------
     Other assets                                          169,296
                                                        ----------
         Total assets                                   $1,894,514
                                                        ==========
     Liabilities and shareholders' equity
     Interest-bearing demand deposits                     $224,279              452         0.20%
     Savings deposits                                      385,702            6,238         1.62%
     Time deposits                                         558,247           24,733         4.43%
     Federal funds purchased                                55,334            2,880         5.20%
     Other borrowings                                       63,835            2,983         4.67%
     Junior subordinated debt                               41,238            3,296         7.99%
                                                        ----------         --------
         Total interest-bearing liabilities              1,328,635           40,582         3.05%
                                                                           --------
     Noninterest-bearing demand                            351,815
     Other liabilities                                      33,066
     Shareholders' equity                                  180,998
                                                        ----------
         Total liabilities and shareholders' equity     $1,894,514
                                                        ==========
     Net interest spread (1)                                                                4.38%
     Net interest income and interest margin (2)                            $87,529         5.07%
                                                                           ========         =====
(1)  Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)  Net interest  margin is computed by dividing  net interest  income by total average earning assets.

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

                                                            2009 over 2008                     2008 over 2007
                                             -------------------------------------------------------------------------
                                                             Yield/                               Yield/
                                              Volume          Rate       Total      Volume        Rate        Total
                                             -------------------------------------------------------------------------
                                                                      (dollars in thousands)
Increase(decrease)
  in interest income:
    Loans                                      ($478)     ($7,422)     ($7,900)      $2,933     ($12,676)    ($9,743)
    Investment securities                       (749)        (534)      (1,283)       2,662          742       3,404
    Cash at Federal Reserve and other banks       31          270          301           31            -          31
    Federal funds sold                            (3)           -           (3)         (10)          (4)        (14)
                                             -------------------------------------------------------------------------
      Total                                   (1,199)      (7,685)      (8,884)       5,616      (11,938)     (6,322)
                                             -------------------------------------------------------------------------
Increase (decrease)
  in interest expense:
    Demand deposits (interest-bearing)           243        1,046        1,289            3          316         319
    Savings deposits                             741       (2,334)      (1,593)         (23)      (1,456)     (1,479)
    Time deposits                              2,060       (8,326)      (6,266)         738       (6,540)     (5,802)
    Federal funds purchased                   (1,999)           -       (1,999)       1,481       (2,362)       (881)
    Junior subordinated debt                       -       (1,077)      (1,077)           -         (716)       (716)
    Other borrowings                            (445)        (846)      (1,291)       1,170       (1,641)       (471)
                                             -------------------------------------------------------------------------
      Total                                      600      (11,537)     (10,937)       3,369      (12,399)     (9,030)
                                             -------------------------------------------------------------------------
Increase (decrease) in
  net interest income                         ($1,799)      $3,852      $2,053       $2,247         $461      $2,708
                                             =========================================================================

Provision for Loan Losses

In 2009, the Company provided $31,450,000 for loan losses compared to $20,950,000 in 2008. Net loan charge-offs increased $12,876,000 (120%) to
$23,567,000 during 2009. The 2009 charge-offs represented 1.53% of average loans outstanding versus 0.69% in 2008. Nonperforming loans net of government agency guarantees as a percentage of total loans were 2.99% and 1.73% at December 31, 2009 and 2008, respectively. The ratio of allowance for loan losses to nonperforming loans was 79% at the end of 2009 versus 100% at the end of 2008.

The increase in the provision for loan losses during 2009 was primarily the result of changes in the make-up of the loan portfolio and the Company's loss factors in reaction to increased losses in the construction, commercial & industrial (C&I), home equity and auto indirect loan portfolios. Management re-evaluates its loss ratios and assumptions quarterly and makes changes as appropriate based upon, among other things, changes in loss rates experienced, collateral support for underlying loans, changes and trends in the economy, and changes in the loan mix.

For the purpose of describing the geographical location of the Company's loans, the Company has defined northern California as that area of California north of, and including, Stockton; central California as that area of the State south of Stockton, to and including, Bakersfield; and southern California as that area of the State south of Bakersfield.

During 2009, the Company recorded $25,038,000 of loan charge-offs less $1,471,000 of recoveries resulting in $23,567,000 of net loan charge-offs versus $10,691,000 of net loan charge-offs in 2008. The charge-offs in 2009 were made up primarily of $583,000 on 10 residential real estate loans, $1,222,000 on 12 commercial real estate loans, $8,143,000 on 132 home equity lines and loans, $2,806,000 on 287 auto indirect loans, $1,238,000 on other consumer loans and overdrafts, $3,219,000 on 88 C&I loans, $7,737,000 on 23 residential construction loans and $89,000 on two commercial construction loans.

The $7,737,000 in charge-offs in residential construction loans were primarily the result of $3,670,000 taken on two land development loans in central
California, $2,320,000 on six land development loans in northern California, $365,000 taken on two single family residence (SFR) construction loans in northern California, and $565,000 taken on one multi family construction loan in northern California. The remaining $817,000 was spread over 12 loans averaging $68,000 spread throughout the Company's footprint.

The Company also took $3,219,000 in charges in its C&I portfolio primarily due to a $300,000 loan to an investor in central California and $249,000 on a loan to a real estate developer in northern California. The remaining $2,670,000 was spread over 86 loans averaging $31,000 spread throughout the Company's footprint.

In addition, the Company took $1,222,000 in charges in its commercial real estate portfolio with the largest individual loan of $497,000 on a light industrial building in northern California. The remaining $725,000 was spread over 11 loans averaging $66,000 spread throughout the Company's footprint.

Differences between the amounts explained in this section and the total charge-offs listed for a particular category are generally made up of individual charges of less than $250,000 each. Generally losses are triggered by non-performance by the borrower and calculated based on any difference between the current loan amount and the current value of the underlying collateral less any estimated costs associated with the disposition of the collateral.

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

Noninterest Income

The following table summarizes the Company's noninterest income for the past three years (dollars in thousands):

                                                     Year ended December 31,
   -----------------------------------------------------------------------------
                                                   2009       2008       2007
                                                --------------------------------
   Components of Noninterest Income
   Service charges on deposit accounts           $16,080    $15,744    $15,449
   ATM fees and interchange                        4,925      4,515      4,068
   Other service fees                              1,229      1,120      1,175
   Mortgage banking service fees                   1,140      1,036        998
   Change in value of mortgage servicing rights     (552)    (1,860)      (490)
   Gain on sale of loans                           3,466      1,127        994
   Commissions on sale of
       nondeposit investment products              1,632      2,069      2,331
   Increase in cash value of life insurance        1,879      1,834      1,445
   Other noninterest income                          530      1,502      1,620
                                                --------------------------------
   Total noninterest income                      $30,329    $27,087    $27,590
   =============================================================================

Noninterest income increased $3,242,000 (12.0%) to $30,329,000 in 2009. Service charges on deposit accounts were up $336,000 (2.1%) due primarily to increased per item overdraft fees implemented during 2009. ATM fees and interchange, and other service fees were up $410,000 (9.1%) and $109,000 (9.7%) due to expansion of the Company's ATM network and customer base. Overall, mortgage banking activities, which includes amortization of mortgage servicing rights, mortgage servicing fees, change in value of mortgage servicing rights, and gain on sale of loans, accounted for $4,054,000 of noninterest income in the 2009 compared to $303,000 in 2008. The increased contribution from mortgage banking activities was due to increased loan sales during 2009 and a significant decrease in the value of mortgage rights at the end of 2008. Commissions on sale of nondeposit investment products decreased $437,000 (21.1%) in 2009 due to decreased resources focused in that area and lesser demand for these products. Increase in cash value of life insurance increased $45,000 (2.5%) due to essentially unchanged earning rates on the related life insurance policies. Other noninterest income decreased $972,000 (64.7%) due primarily to decreases in deposit sweep income, official check float commission rebate, and lease brokerage income, and increased loss of disposal of fixed assets.

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

Noninterest Expense

The following table summarizes the Company's other noninterest expense for the past three years (dollars in thousands):

                                                   Year ended December 31,
  ------------------------------------------------------------------------------
                                                2009         2008        2007
  Components of Noninterest Expense           ----------------------------------
  Salaries and related benefits:
    Base salaries, net of
       deferred loan origination costs        $27,110      $25,374      $24,582
    Incentive compensation                      2,792        2,860        3,808
    Benefits and other compensation costs       9,908        9,878        9,676
                                              ----------------------------------
  Total salaries and related benefits          39,810       38,112       38,066
                                              ----------------------------------
  Other noninterest expense:
    Equipment and data processing               6,516        6,405        6,300
    Occupancy                                   5,096        4,929        4,786
    Assessments                                 3,750          570          331
    ATM network charges                         2,433        2,081        1,857
    Advertising                                 2,175        1,751        2,186
    Professional fees                           1,783        1,853        1,516
    Telecommunications                          1,689        1,914        1,706
    Postage                                       991          930          916
    Courier service                               796        1,069        1,223
    Foreclosed asset expense                      491          158            -
    Intangible amortization                       328          523          490
    Operational losses                            314          577          454
    Change in reserve for unfunded commitments  1,075          475          241
    Other                                       8,203        7,391        8,834
                                              ----------------------------------
  Total other noninterest expenses             35,640       30,626       30,840
                                              ----------------------------------
  Total noninterest expense                   $75,450      $68,738      $68,906
                                              ==================================
  Average full time equivalent staff              641          636          638
  Noninterest expense to revenue (FTE)          61.53%       58.59%       59.86%

Salary and benefit expenses increased $1,698,000 (4.5%) to $39,810,000 in 2009 compared to 2008. Base salaries net of deferred loan origination costs increased $1,736,000 (6.8%) to $27,110,000 in 2009. The increase in base salaries was mainly due to an increase in average full time equivalent employees from 636 during 2008 to 641 during 2009, and annual salary increases. Incentive and commission related salary expenses decreased $68,000 (2.4%) to $2,792,000 in 2009. The decrease in incentive and commission expenses was due primarily to decreases in expenses related to performance based incentive programs. Benefits expense, including retirement, medical and workers' compensation insurance, and taxes, increased $30,000 (0.3%) to $9,908,000 during 2009. Also, included in salaries and benefit expense in 2009 was $402,000 for expensing of employee stock options compared to $450,000 in 2008.

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

Other noninterest expenses increased $5,014,000 (16.4%) to $35,640,000 in 2009. Changes in the various categories of other noninterest expense are reflected in the table above. The changes are indicative of the Company's efforts to use technology to become more efficient, the economic environment and increased regulatory assessments during 2009.

Other noninterest expenses decreased $214,000 (0.7%) to $30,626,000 in 2008. Changes in the various categories of other noninterest expense are reflected in the table above. The changes are indicative of the Company's efforts to use technology to become more efficient, and the economic environment which has lead to reduced volume of loan activity and associated expenses. In particular, the $1,285,000 decrease in the "other" category of other noninterest expense is primarily due to reduced expenses associated with reduced home equity lending activity during 2008.

Provision for Taxes

The effective tax rate on income was 34.2%, 37.7%, and 39.3% in 2009, 2008, and 2007, respectively. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $1,273,000, $2,594,000, and $4,277,000, respectively, in these years. Tax-exempt income of $986,000, $1,187,000, and $1,454,000, respectively, from investment securities, and $1,879,000, $1,834,000, and $1,445,000, respectively, from increase in cash value of life insurance in these years helped to reduce the effective tax rate.

Financial Ratios

The following table shows the Company's key financial ratios for the past three years:

    Year ended December 31,                       2009        2008      2007
                                                 ----------------------------
    Return on average total assets                0.48%      0.85%      1.36%
    Return on average shareholders' equity        4.89%      8.70%     14.20%
    Shareholders' equity to total assets          9.24%      9.69%      9.54%
    Common shareholders' dividend payout ratio   82.40%     48.77%     32.19%

Securities

During 2009 the Company did not sell any investment securities. During 2009 the Company received proceeds from maturities of securities totaling $85,834,000, and used $29,396,000 to purchase securities. During 2008 the Company did not sell any investment securities. During 2008 the Company received proceeds from maturities of securities totaling $50,413,000, and used $80,012,000 to purchase securities. The following table shows the Company's investment securities balances for the past five years:

                                                                December 31,
                                       2009         2008          2007        2006       2005
(dollars in thousands)              ------------------------------------------------------------
Securities Available-for-sale:
Obligatins of US government
   corporations and agencies        $193,130      $242,977     $203,774    $164,128    $208,833
Obligations of states and
   political subdivisions             17,953        22,665       27,648      33,233      37,749
Corporate bonds                          539           919        1,005       1,000      13,696
                                    ------------------------------------------------------------
   Total investment securities      $211,622      $266,561     $232,427    $198,361    $260,278
                                    ============================================================

Loans

The Bank concentrates its lending activities in four principal areas: commercial loans (including agricultural loans), consumer loans, real estate mortgage loans (residential and commercial loans and mortgage loans originated for sale), and real estate construction loans. At December 31, 2009, these four categories accounted for approximately 11%, 30%, 55%, and 4% of the Bank's loan portfolio, respectively, as compared to 12%, 32%, 51%, and 5%, at December 31, 2008. The interest rates charged for the loans made by the Bank vary with the degree of risk, the size and maturity of the loans, the borrower's relationship with the Bank and prevailing money market rates indicative of the Bank's cost of funds.

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

At December 31, 2009 loans, including net deferred loan costs, totaled $1,500,211,000 which was a 5.7% ($90,638,000) decrease over the balances at the end of 2008. Demand for commercial real estate (real estate mortgage) loans was relatively strong during 2009. Demand for home equity loans and lines of credit was modest during 2009. Real estate construction loans declined during 2009 as did auto dealer loans. The average loan-to-deposit ratio in 2009 was 88.7% compared to 100.1% in 2008.

At December 31, 2008 loans, including net deferred loan costs, totaled $1,590,849,000 which was a 2.5% ($38,883,000) increase over the balances at the end of 2007. Demand for commercial real estate (real estate mortgage) loans and non-real estate secured agriculture loans was relatively strong during 2008. Demand for home equity loans and lines of credit was modest during 2008. Real estate construction loans declined during 2008 as did auto dealer loans. The average loan-to-deposit ratio in 2008 was 100.1 % compared to 99.4% in 2007.

Loan Portfolio Composite

The following table shows the Company's loan balances, including net deferred loan costs, for the past five years:


                                                                    December 31,
                                             2009         2008         2007         2006        2005
                                         --------------------------------------------------------------
(dollars in thousands)
Commercial, financial and agricultural     $163,180     $189,645     $164,815     $153,105     $143,175
Consumer installment                        458,084      514,448      535,819      525,513      508,233
Real estate mortgage                        820,016      802,527      716,013      679,661      623,511
Real estate construction                     58,931       84,229      135,319      151,600      110,116
                                         --------------------------------------------------------------
  Total loans                            $1,500,211   $1,590,849   $1,551,966   $1,509,879   $1,385,035
                                         ===============================================================

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

The following is a summary of classified assets on the dates indicated (dollars in thousands):


                             At December 31, 2009        At December 31, 2008
                           -----------------------     -------------------------
                            Gross  Guaranteed  Net     Gross  Guaranteed   Net
                           -----------------------------------------------------
Classified loans:
Real estate mortgage:
     Residential            $6,382        -   $6,382    $3,981        -   $3,981
     Commercial             47,409    4,534   42,875    27,426   $5,225   22,201
Consumer:
     Home equity lines      11,278        -   11,278     4,144        -    4,144
     Home equity loans       1,701        -    1,701       377        -      377
     Auto indirect           3,381        -    3,381     3,907        -    3,907
     Other consumer            393        -      393       257        -      257
Commercial                   8,393      441    7,952     4,505      154    4,351
Construction:
     Residential             1,628        -    1,628        45        -       45
     Commercial             16,744        -   16,744    19,208        -   19,208
                          -----------------------------------------------------
Total classified loans     $97,309   $4,975  $92,334   $63,850   $5,379  $58,471
Other classified assets      3,726        -    3,726     1,185        -    1,185
                          -----------------------------------------------------
Total classified assets   $101,035   $4,975  $96,060   $65,035   $5,379  $59,656
                          ======================================================
Allowance for loan losses
  /classified loans                             38.4%                      47.2%

Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, increased $36,404,000 (61.0%) to $96,060,000 at December 31, 2009 from $59,656,000 at December 31, 2008. The guarantees noted above are provided by various government agencies including the United States Department of Agriculture, Small Business Administration, Bureau of Indian Affairs, Statewide Health Planning Development, California Capital Financial Development Corporation, and Safe Bidco. These guarantees range from 50% to 100% of the loan amount with the majority at 80% or higher. We consider these guarantees when considering the adequacy of the loan loss allowance. Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, decreased $17,217,000 (15.2%) to $96,060,000 at December 31, 2009 compared to $113,277,000 at September 30, 2009.

The $36,404,000 net increase in classified assets during 2009 was the result of new classified loans of $81,645,000, advances on existing classified loans of $939,000, less charge-offs on existing classified loans of $23,927,000, less reductions to existing classified loans of $24,794,000, plus $2,541,000 in transfers to OREO.

The primary causes of the $81,645,000 in new classified loans during 2009 were increases of $5,226,000 in 23 residential real estate loans, $35,412,000 in 61 commercial real estate loans, $17,207,000 in 221 home equity lines and loans, $3,953,000 in 359 auto loans, $504,000 in 101 other consumer loans, $8,751,000 in 133 commercial (C&I) loans, $8,130,000 in 22 residential construction loans, and $2,461,000 in six commercial construction loans.

The $35,405,000 in new classified commercial real estate loans were primarily made up of $7,646,000 on six office building loans in northern California, $7,010,000 on two health club loans in northern California, $4,595,000 on four multi family property loans in northern California, $2,983,000 on four light industrial property loans in northern California , $558,000 on two light industrial property loans in central California, $2,515,000 on two warehouse loans in northern California, $395,000 on a manufacturing facility in northern California, $1,517,000 on two hotel/motel loans in northern California, $1,569,000 on two retail centers in northern California, $1,496,000 on three 1-4 family properties in central California, $1,027,000 on one 1-4 family property in northern California, $1,004,000 on two self storage facility loans in northern California and $736,000 on one agricultural property in northern California. The remaining $2,363,000 was spread over 29 loans averaging $81,000 spread throughout the Company's footprint. These increases were partially offset by upgrades of a $7,562,000 loan on a hotel in northern California, $3,488,000 on two loans on retail buildings in northern California, $698,000 on a light industrial building in northern California and a $150,000 loan to the same borrower on a duplex in northern California. Additionally a $916,000 loan on a warehouse in central California was transferred to OREO. Related charge-offs were discussed above.

The $8,751,000 in new classified commercial (C&I) loans were primarily made up of a $2,606,000 loan to a construction wholesaler in northern California, $1,219,000 on two loans to a contractor in northern California, a $300,000 loan to a real estate investor in central California and a $244,000 loan to a developer in northern California. The remaining $4,382,000 was spread over 128 loans averaging $34,000 spread throughout the Bank's footprint. These increases were partially offset by upgrades on four loans totaling $490,000 to a contractor in northern California and a $276,000 loan to a retailer in northern California. Related charge-offs were discussed above.

The $8,130,000 in new classified residential construction loans were primarily made up of $4,413,000 on five single family acquisition and development loans in northern California, $2,209,000 on seven loans for the construction of single family residences in northern California, and $700,000 on one multi family acquisition and development loan in northern California. The remaining $808,000 was spread over nine loans averaging $90,000 spread throughout the Company's footprint. These increases were partially offset by reductions of $594,000 on five single family acquisition and development loans in northern California, $268,000 for one loan to construct a single family residence in northern California, and $2,127,000 on a multi family construction loan for a project in northern California which was completed and the loan was upgraded. In addition, an $876,000 loan for a single family lot development in central California was transferred to OREO. Related charge-offs were discussed above.

The $2,461,000 in new classified commercial construction loans were primarily made up of $1,000,000 on a retail lot development loan in central California and $1,108,000 on two loans for the construction of office buildings in northern California. The remaining $353,000 was spread over three loans averaging $118,000 spread throughout the Company's footprint.

Differences between the amounts explained in this section and the total classified loans listed for a particular category are generally made up of individual classified loans of less than $250,000 each.

Nonperforming Assets

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

Interest income on nonaccrual loans that would have been recognized during the years ended December 31, 2009 and 2008, if all such loans had been current in accordance with their original terms, totaled $4,725,000 and $2,901,000, respectively. Interest income actually recognized on these loans during the years ended December 31, 2009 and 2008 was $1,770,000 and $1,753,000,
respectively.

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

The following tables set forth the amount of the Bank's nonperforming assets net
of  guarantees  of  the  U.S.   government,   including  its  agencies  and  its
government-sponsored agencies, as of the dates indicated:


                                                  December 31, 2009             December 31, 2008
                                             --------------------------    ---------------------------
                                                Gross  Guaranteed   Net      Gross  Guaranteed  Net
                                             ---------------------------------------------------------
(dollars in thousands):
Performing nonaccrual loans                   $22,870   $4,537    $18,333   $22,600   $5,102  $17,498
Nonperforming, nonaccrual loans                26,301      438     25,863     9,994      154    9,840
                                             --------------------------------------------------------
    Total nonaccrual loans                     49,171    4,975     44,196    32,594    5,256   27,338
Loans 90 days past due and still accruing         700        -        700       187        -      187
                                             --------------------------------------------------------
     Total nonperforming loans                 49,871    4,975     44,896    32,781    5,256   27,525
Other real estate owned                         3,726        -      3,726     1,185        -    1,185
                                             --------------------------------------------------------
Total nonperforming loans and OREO            $53,597   $4,975    $48,622   $33,966   $5,256  $28,710
                                             =========================================================
Nonperforming loans to total loans                                   2.99%                       1.73%
Allowance for loan losses/nonperforming loans                          79%                        100%
Nonperforming assets to total assets                                 2.24%                       1.41%



                                                  December 31, 2007             December 31, 2006
                                             --------------------------    ---------------------------
                                                Gross  Guaranteed   Net      Gross  Guaranteed  Net
                                             ---------------------------------------------------------
(dollars in thousands)
Performing nonaccrual loans                    $9,098   $5,814     $3,284    $10,255   $6,372  $3,883
Nonperforming, nonaccrual loans                 4,227        -      4,227        561       -      561
                                             --------------------------------------------------------
    Total nonaccrual loans                     13,325    5,814      7,511     10,816    6,372    4,444
Loans 90 days past due and still accruing           -        -          -         68       -       68
                                             --------------------------------------------------------
    Total nonperforming loans                  13,325    5,814      7,511     10,884    6,372   4,512
Other real estate owned                           187        -        187          -       -        -
                                             --------------------------------------------------------
     Total nonperforming loans and OREO       $13,512   $5,814     $7,698    $10,884   $6,372  $4,512
                                             =========================================================
Nonperforming loans to total loans                                   0.48%                       0.30%
Allowance for loan losses/nonperforming loans                         231%                        375%
Nonperforming assets to total assets                                 0.39%                       0.24%


                                                   December 31, 2005
                                               --------------------------
                                                Gross  Guaranteed   Net
                                               --------------------------
(dollars in thousands):
Performing nonaccrual loans                    $9,315   $6,933    $2,382
Nonperforming, nonaccrual loans                   579        -       579
                                               --------------------------
    Total nonaccrual loans                      9,894    6,933     2,961
Loans 90 days past due and still accruing           -        -         -
                                               --------------------------
    Total nonperforming loans                   9,894    6,933     2,961
Other real estate owned                             -        -         -
                                              ---------------------------
    Total nonperforming loans and OREO         $9,894   $6,933    $2,961
                                              ===========================
Nonperforming loans to total loans                                  0.21%
Allowance for loan losses/nonperforming loans                        548%
Nonperforming assets to total assets                                0.16%

Nonperforming assets categorized by type as of December 31, 2009 and 2008 were as follows:

                                                  December 31, 2009             December 31, 2008
                                             --------------------------    ---------------------------
                                                Gross  Guaranteed   Net      Gross  Guaranteed  Net
                                             ---------------------------------------------------------
(dollars in thousands):
Loans:
   Real estate mortgage:
     Residential                             $5,225          -     $5,225    $3,189        -   $3,189
     Commercial                              19,145      4,534     14,611     9,668    5,102    4,566
   Consumer:
     Home equity lines                        7,296          -      7,296     2,318        -    2,318
     Home equity loans                          659          -        659       122        -      122
     Auto indirect                            1,987          -      1,987     2,233        -    2,233
     Other consumer                             215          -        215       123        -      123
   Commercial                                 3,196        441      2,755     2,221      154    2,067
   Construction:
     Residential                             10,540          -     10,540    12,483        -   12,483
     Commercial                               1,608          -      1,608       424        -      424
Other real estate owned                       3,726          -      3,726     1,185        -    1,185
                                            ---------------------------------------------------------
Total nonperforming assets                  $53,597      $4,975   $48,622   $33,966   $5,256  $28,710
                                            =========================================================

Nonperforming assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, increased $19,912,000 (69.4%) to $48,622,000 at December 31, 2009 compared to $28,710,000 at December 31, 2008.

The $19,912,000 increase in nonperforming assets during 2009 was primarily the result of new nonperforming loans of $50,433,000, advances on existing nonperforming loans of $246,000, less charge-offs on loans of $23,927,000, less reductions to existing nonperforming loans of $9,381,000 plus increases in OREO of $2,541,000.

The primary causes of the $50,433,000 in new nonperforming loans during 2009 were increases of $4,140,000 in 18 residential real estate, $12,997,000 in 36 commercial real estate, $14,197,000 in 183 home equity lines and loans, $3,278,000 in 307 auto loans, $407,000 in 71 other consumer loans, $4,658,000 in
112 Commercial (C&I) loans, $9,475,000 in 20 residential construction loans, and a $1,281,000 increase in four commercial construction loans.

The $12,997,000 in new nonperforming commercial real estate loans were primarily made up of four loans totaling $2,983,000 on light industrial buildings in northern California, two loans totaling $2,174,000 to the same borrower for agricultural land in northern California, $2,603,000 on four multi-family buildings in northern California, two loans totaling $1,667,000 on manufacturing facilities in northern California, a $1,027,000 loan on residential land in northern California, an $840,000 loan on a hotel/motel in northern California, a $499,000 loan on an office building in northern California and $307,000 on a warehouse in northern California. The remaining $897,000 was spread over 20 loans averaging $45,000 spread throughout the Company's footprint. These increases were partially offset by a $916,000 loan on a warehouse in central California which was transferred to OREO. Related charge-offs were discussed above.

The $4,658,000 in new non-performing commercial (C&I) loans were primarily made up of a $487,000 loan to a contractor in the northern California, and a $300,000 loan to an investor in central California. The remaining $3,871,000 was spread over 110 loans averaging $35,000 spread throughout the Company's footprint. Related charge-offs were discussed above.

The $9,475,000 in new non-performing residential construction loans were primarily made up of five single family land development/lot loans totaling $6,008,000 in northern California and eight single family construction loans totaling $2,296,000 in northern California. The remaining $1,171,000 was spread over seven loans averaging $167,000 spread throughout the Bank's footprint. These increases were partially offset by a reduction of $268,000 on a single family residential construction loan in northern California through the sale of the completed home, a $2,127,000 multi-family construction loan for a project in northern California which was completed and the loan was upgraded, and a $876,000 loan for a single family lot development in central California was transferred to OREO. Related charge-offs were discussed above.

The $1,281,000 in new non-performing commercial construction loans was primarily made up of $1,108,000 on two loans for the construction of office buildings in northern California. The remaining $173,000 was spread over two loans averaging $87,000 spread throughout the Company's footprint.

Differences between the amounts explained in this section and the total non-performing loans listed for a particular category are generally made up of individual nonperforming loans of less than $250,000 each.

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

For the remainder of this discussion, "loans" shall include all loans and lease contracts, which are a part of the Company's portfolio.

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

Specifically, in assessing how much environmental factor allowance needed to be provided at December 31, 2009, management considered the following:

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

The following table sets forth the Bank's allowance for loan losses as of the dates indicated:

                                                          December 31,
                                   ---------------------------------------------
                                     2009      2008      2007     2006     2005
(dollars in thousands)             ---------------------------------------------
Specific allowance                  $8,627    $5,850    $1,791     $894     $754
Formula allowance                   23,361    17,989     9,888    8,957    8,582
Environmental factors allowance      3,485     3,751     5,652    7,063    6,890
                                   ---------------------------------------------
    Total allowance                $35,473   $27,590   $17,331  $16,914  $16,226
                                   =============================================
Allowance for loan losses to loans   2.36%     1.73%     1.12%    1.12%    1.17%

Based on the current conditions of the loan portfolio, management believes that the $35,473,000 allowance for loan losses at December 31, 2009 is adequate to absorb probable losses inherent in the Bank's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the years indicated (dollars in thousands):

                                                                               December 31,
                                                --------------------------------------------------------------------
                                                   2009          2008            2007          2006           2005
                                                --------------------------------------------------------------------
Allowance for loan losses:
     Balance at beginning of period              $27,590        $17,331        $16,914       $16,226        $14,525
     Provision for loan losses                    31,450         20,950          3,032         1,289          2,169
     Loans charged off:
       Real estate mortgage:
         Residential                                (583)          (691)             -             -              -
         Commercial                               (1,223)           (18)             -             -              -
       Consumer:
         Home equity lines                        (7,487)        (2,942)          (678)          (39)             -
         Home equity loans                          (656)          (409)             -             -              -
         Auto indirect                            (2,806)        (2,710)        (1,581)         (690)          (622)
         Other consumer                           (1,238)        (1,237)        (1,062)         (896)          (837)
       Commercial                                 (3,219)          (709)          (437)         (162)          (220)
       Construction:
         Residential                              (7,737)        (3,203)             -             -              -
         Commercial                                  (89)             -              -             -              -
                                                --------------------------------------------------------------------
     Total loans charged off                     (25,038)       (11,919)        (3,758)       (1,787)        (1,679)
     Recoveries of previously
       charged-off loans:
       Real estate mortgage:
         Residential                                  40              -              -             -              -
         Commercial                                   71             58             57            45             41
       Consumer:
         Home equity lines                            98             13              1            39             26
         Home equity loans                             -              -              5             3              6
         Auto indirect                               484            441            261           203            109
         Other consumer                              677            685            640           627            633
       Commercial                                     71             31            179           269            396
       Construction:
         Residential                                  30              -              -             -              -
         Commercial                                    -              -              -             -              -
                                                --------------------------------------------------------------------
     Total recoveries of                           1,471          1,228          1,143         1,186          1,211
       previously charged off loans             --------------------------------------------------------------------
         Net charge-offs                         (23,567)       (10,691)        (2,615)         (601)          (468)
                                                --------------------------------------------------------------------
     Balance at end of period                    $35,473        $27,590        $17,331       $16,914        $16,226
                                                ====================================================================
Reserve for unfunded commitments:
     Balance at beginning of period               $2,565         $2,090         $1,849        $1,813         $1,532
     Provision for losses -
       unfunded commitments                        1,075            475            241            36            281
                                                --------------------------------------------------------------------
     Balance at end of period                     $3,640         $2,565         $2,090        $1,849         $1,813
                                                ====================================================================
Balance at end of period:
     Allowance for loan losses                   $35,473        $27,590        $17,331       $16,914        $16,226
     Reserve for unfunded commitments              3,640          2,565          2,090         1,849          1,813
                                               ----------------------------------------------------------------------
     Balance at end of period                    $39,113        $30,155        $19,421       $18,763        $18,039
                                               =====================================================================
As a percentage of total loans:
     Allowance for loan losses                      2.36%         1.73%           1.12%         1.12%          1.17%
     Reserve for unfunded commitments               0.24%         0.16%           0.13%         0.12%          0.13%
                                               ---------------------------------------------------------------------
     Balance at end of period                       2.60%         1.89%           1.25%         1.24%          1.30%
                                               =====================================================================
Average total  loans                           $1,542,147    $1,549,014     $1,511,331     $1,447,163    $1,251,699

Ratios:
   Net charge-offs during period to average
     loans outstanding during period                1.53%          0.69%          0.17%         0.04%          0.04%
   Provision for loan losses to
     average loans outstanding                      2.04%          1.35%          0.20%         0.09%          0.17%
   Allowance for loan losses to loans at year end   2.36%          1.73%          1.12%         1.12%          1.17%

The following tables summarize the allocation of the allowance for loan losses between loan types:

                                             December 31, 2009          December 31, 2008         December 31, 2007
                                            ----------------------     ----------------------    ----------------------
                                                      Percent of                Percent of                Percent of
                                                      loans in each             loans in each             loans in each
                                                      category to               category to               category to
(dollars in thousands)                      Amount    total loans       Amount  total loans       Amount  total loans
Balance at end of period applicable to:
Commercial, financial and agricultural      $6,031        10.9%         $7,002       11.9%        $2,010       10.6%
Consumer installment                        12,267        30.5%          8,470       32.3%         6,796       34.5%
Real estate mortgage                        16,120        54.7%         10,967       50.5%         7,170       46.1%
Real estate construction                     1,055         3.9%          1,151        5.3%         1,355        8.8%
                                           -------       ------        -------      ------       -------       -----
                                           $35,473       100.0%        $27,590      100.0%       $17,331      100.0%
                                           =======       ======        =======      ======       =======      ======

                                             December 31, 2006          December 31, 2005
                                            ----------------------     ----------------------
                                                      Percent of                Percent of
                                                      loans in each             loans in each
                                                      category to               category to
(dollars in thousands)                      Amount    total loans       Amount  total loans
Balance at end of period applicable to:
Commercial, financial and agricultural      $1,806        10.2%         $1,930      10.3%
Consumer installment                         6,278        34.8%          6,099      36.7%
Real estate mortgage                         7,222        45.0%          6,967      45.0%
Real estate construction                     1,608        10.0%          1,230       8.0%
                                            ------       ------        -------     ------
                                           $16,914       100.0%        $16,226     100.0%
                                           =======       ======        =======     ======

Foreclosed Assets, Net of Allowance for Losses

The following table details the components and summarizes the activity in foreclosed assets, net of allowances for losses for the years indicated (dollars in thousands):

                                                         December 31,
                                                 -------------------------
                                                    2009           2008
                                                 -------------------------
Foreclosed assets, net of allowance for losses:
     Balance at beginning of period:
         Residential real estate                  $1,185            $187
                                                 ------------------------
     Total balance at beginning of period          1,185             187
     Transfers from loans and other additions:
         Land                                      1,470               -
         Residential real estate                   1,727           1,426
         Commercial real estate                    1,210               -
                                                 ------------------------
     Total transfers from loans                    4,407           1,426
     Provision for losses:
         Land                                        (48)             -
         Residential real estate                    (166)           (50)
         Commercial real estate                       (6)             -
                                                 -------------------------
     Total provision for losses                     (220)           (50)
     Disposals:
         Land                                       (277)             -
         Residential real estate(1,369)             (378)
                                                 ------------------------
     Total disposals                              (1,646)          (378)
                                                 ------------------------
     Balance at end of period:
         Land                                      1,145              -
         Residential real estate                   1,377          1,185
         Commercial real estate                    1,204              -
                                                 ------------------------
     Total balance at end of period               $3,726         $1,185
                                                 ========================

Intangible Assets

At December 31, 2009 and 2008, the Bank had intangible assets totaling $15,844,000 and $16,172,000, respectively. Intangible assets at December 31, 2009 and 2008 were comprised of the following:

                                       December 31,
                                   2009           2008
                               ------------------------
                                (dollars in thousands)
Core-deposit intangible            $325           $653
Goodwill                         15,519         15,519
                               ------------------------
 Total intangible assets        $15,844        $16,172
                               ========================

The core-deposit intangible assets resulted from the Bank's 1997 acquisitions of certain Wells Fargo branches and Sutter Buttes Savings Bank, and the 2003 acquisition of North State National Bank. At December 31, 2009 the core-deposit intangible assets related to the Wells Fargo branches and Sutter Buttes Savings Bank were fully amortized. The goodwill intangible asset resulted from the North State National Bank acquisition. Amortization of core deposit intangible assets amounting to $328,000, $523,000, and $490,000, was recorded in 2009, 2008, and
2007, respectively.

Deposits

Deposits at December 31, 2009 increased $159,242,000 (9.5%) over the 2008 year-end balances to $1,828,512,000. All categories of deposits were up in 2009 except noninterest-bearing demand and time certificates. Included in the December 31, 2009 certificate of deposit balances is $79,000,000 from the State of California. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank's request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally favorable to other wholesale funding sources available to the Bank.

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

Junior Subordinated Debt

See Note 8 to the consolidated financial statements at Item 8 of this report for information about the Company's junior subordinated debt.

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

Interest Rate Risk Simulation of Net Interest Income and Net Income as of December 31, 2009:

                                Estimated Change in         Estimated Change in
   Change in Interest         Net Interest Income (NII)        Net Income (NI)
   Rates (Basis Points)           (as % of "flat" NII)       (as % of "flat" NI)
   +300 (ramp)                          (1.38%)                    (11.14%)
   +200 (ramp)                          (1.63%)                    (13.21%)
   +100 (ramp)                          (0.94%)                     (7.63%)
   +   0 (flat)                              -                           -
   -100 (ramp)                           1.24%                      10.02%
   -200 (ramp)                           1.81%                      16.20%
   -300 (ramp)                           1.00%                       8.08%

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

The following table summarizes the effect on market value of equity due to changing interest rates as measured against a flat rate (no change) scenario:

Interest Rate Risk Simulation of Market Value of Equity as of December 31, 2009

                                               Estimated Change in
     Change in Interest                   Market Value of Equity (MVE)
     Rates (Basis Points)                     (as % of "flat" MVE)
     +300 (shock)                                   (10.51%)
     +200 (shock)                                    (6.69%)
     +100 (shock)                                    (3.09%)
     +   0 (flat)                                         -
     -100 (shock)                                     3.20%
     -200 (shock)                                     3.68%
     -300 (shock)                                     5.24%

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

The following interest rate sensitivity table shows the Bank's repricing gaps as of December 31, 2009. In this table transaction deposits, which may be repriced at will by the Bank, have been included in the less than 3-month category. The inclusion of all of the transaction deposits in the less than 3-month repricing category causes the Bank to appear liability sensitive. Because the Bank may reprice its transaction deposits at will, transaction deposits may or may not reprice immediately with changes in interest rates. In recent years of moderate interest rate changes the Bank's earnings have reacted as though the gap
position  is  slightly   asset   sensitive   mainly  because  the  magnitude  of
interest-bearing liability repricing has been less than the magnitude of interest-earning asset repricing. This difference in the magnitude of asset and liability repricing is mainly due to the Bank's strong core deposit base, which although deposits may be repriced within three months, historically, the timing of their repricing has been longer than three months and the magnitude of their repricing has been minimal.

Due to the limitations of gap analysis, as described above, the Bank does not actively use gap analysis in managing interest rate risk. Instead, the Bank relies on the more sophisticated interest rate risk simulation model described above as its primary tool in measuring and managing interest rate risk.


Interest Rate Sensitivity - December 31, 2009                               Repricing within:
(dollars in thousands)                       -----------------------------------------------------------------------------
                                              Less than 3         3 - 6           6 - 12          1 - 5            Over
                                               months             months          months          years           5 years
                                             -----------------------------------------------------------------------------
Interest-earning  assets:
    Cash at Federal Reserve and other banks  $285,556               $ -              $ -               $ -             $ -
    Securities                                 23,398            21,483           40,665           104,431          21,645
    Loans                                     610,989            87,660          119,755           551,053         130,754
                                            ------------------------------------------------------------------------------
Total interest-earning assets                $919,943           109,143          160,420           655,484         152,399
                                            ------------------------------------------------------------------------------
Interest-bearing liabilities
    Transaction deposits                     $870,862               $ -              $ -               $ -             $ -
    Time                                      274,328           134,427          115,081            56,467              13
    Federal funds purchased                         -                 -                -                 -               -
    Other borrowings                           66,753                 -                -                 -               -
    Junior subordinated debt                   41,238                 -                -                 -               -
                                           -------------------------------------------------------------------------------
Total interest-bearing liabilities         $1,072,646           151,656          141,736            45,215              13
                                           -------------------------------------------------------------------------------
Interest sensitivity gap                    ($333,238)          (25,284)          45,339           599,017         152,386
Cumulative sensitivity gap                  ($333,238)         (358,522)        (313,183)          285,834         438,220
As a percentage of earning assets:
 Interest sensitivity gap                    (16.68%)             (1.27%)          2.27%             29.99%           7.63%
 Cumulative sensitivity gap                  (16.68%)            (17.95%)        (15.68%)            14.31%          21.94%


Liquidity

Liquidity refers to the Bank's ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet. Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Consolidated Statement of Cash Flows. Net cash provided by investing activities totaled approximately $118,245,000 in 2009. Decreased securities and loan balances were responsible for the major source of funds in this category.

Liquidity is generated from liabilities through deposit growth and borrowings. These activities are included under financing activities in the Consolidated Statement of Cash Flows. In 2009, financing activities provided funds totaling $116,046,000. During 2009, a net increase in deposit balances provided funds amounting to $159,242,000 while decreases in short-term other borrowings used $35,162,000 of funds. The Bank also had available correspondent banking lines of credit totaling $5,000,000 at year-end 2009. In addition, at December 31, 2009, the Company had loans and securities available to pledge towards future borrowings from the Federal Home Loan Bank of up to $430,418,000. As of December 31, 2009, the Company had $66,753,000 of long-term debt and other borrowings as described in Note 7 of the consolidated financial statements of the Company and the related notes at Item 8 of this report. While these sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided or used through the results of operating activities. In 2009, operating activities provided cash of $25,943,000.

The Bank classifies its entire investment portfolio as available for sale (AFS). The AFS securities plus cash and cash equivalents in excess of reserve requirements totaled $546,408,000 at December 31, 2009, which was 25.2% of total assets at that time. This was up from $340,598,000 and 16.7% at the end of 2008.

It is anticipated that loan demand will be weak during 2010, although such demand will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to interest rates. The growth of deposit balances is subject to heightened competition, the success of the Company's sales efforts, delivery of superior customer service and market conditions. The recent series of reductions in the federal funds rate resulted in declining short-term interest rates, which could impact deposit volumes in the future. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, to reduce short-term borrowings or purchase investment securities. However, due to concerns such as uncertainty in the general economic environment, competition and political uncertainty, loan demand and levels of customer deposits are not certain.

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

The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in the following table. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available. The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank's option. At December 31, 2009, 2008 and 2007, the Bank had $79,000,000, $80,000,000 and $40,000,000, respectively, of these State deposits.

Certificates of Deposit in Denominations of $100,000 or More
                                             Amounts as of December 31,
                                  ----------------------------------------------
                                     2009             2008              2007
(dollars in thousands)            ----------------------------------------------
Time remaining until maturity:
Less than 3 months                 $183,592          $174,715         $171,594
3 months to 6 months                 62,925            62,051           51,729
6 months to 12 months                50,106            55,105           26,968
More than 12 months                  25,453            18,319           12,686
                                  ----------------------------------------------
  Total                            $322,076          $310,190         $262,977
                                  ==============================================

Loan demand also affects the Bank's liquidity position. The following table presents the maturities of loans, net of deferred loan costs, at December 31, 2009:

                                                           After
                                                          One But
                                              Within      Within      After 5
                                             One Year     5 Years      Years       Total
                                             --------------------------------------------
                                                        (dollars in thousands)
Loans with predetermined interest rates:
  Commercial, financial and agricultural      $22,425     $29,286      $3,492     $55,203
  Consumer installment                         63,595      53,410      27,830     144,835
  Real estate mortgage                         53,875     100,501      98,727     253,103
  Real estate construction                     28,346       1,991         189      30,526
                                            ---------------------------------------------
                                             $168,241    $185,188    $130,238     $483,667
                                            ----------------------------------------------
Loans with floating interest rates:
  Commercial, financial and agricultural      $96,969      $9,200      $1,807    $107,976
  Consumer installment                        313,251           -           -     313,251
  Real estate mortgage                         34,573     133,621     398,718     566,912
  Real estate construction                     13,896       9,388       5,121      28,405
                                            ----------------------------------------------
                                             $458,689    $152,209    $405,646  $1,016,544
                                            ----------------------------------------------
   Total loans                               $626,930    $337,397    $535,884  $1,500,211
                                             =============================================

The maturity distribution and yields of the investment portfolio at December 31, 2009 is presented in the following table. The timing of the maturities indicated in the table below is based on final contractual maturities. Most mortgage-backed securities return principal throughout their contractual lives. As such, the weighted average life of mortgage-backed securities based on outstanding principal balance is usually significantly shorter than the final contractual maturity indicated below. Yields on tax exempt securities are shown on a tax equivalent basis. At December 31, 2009, the Bank had no held-to-maturity securities.

                                                         After One Year    After Five Years
                                          Within         but Through       but Through        After Ten
                                         One Year        Five Years        Ten Years          Years               Total
                                      ---------------------------------------------------------------------------------------
                                       Amount  Yield     Amount Yield     Amount  Yield     Amount Yield      Amount  Yield
                                      ---------------------------------------------------------------------------------------
Securities Available-for-Sale                                       (dollars in thousands)
------------------------------
Obligations of US government
  corporations and agencies                 -   -      $47,701  3.91%    $10,213  4.56%    $135,216  5.46%    $193,130  5.03%
Obligations of states and
  political subdivisions                    -   -        4,094  7.63%      7,384  7.76%       6,475  6.94%      17,953  7.43%
Corporate bonds                             -   -            -  -              -  -             539  1.75%         539  1.75%
-----------------------------------------------------------------------------------------------------------------------------
Total securities available-for-sale         -   -      $51,795  4.21%    $17,597  5.90%    $142,230  5.51%    $211,622  5.22%
=============================================================================================================================

Off-Balance Sheet Items

The Bank has certain ongoing commitments under operating and capital leases. See
Note 5 of the financial statements at Item 8 of this report for the terms. These commitments do not significantly impact operating results. As of December 31, 2008 commitments to extend credit and commitments related to the Bank's deposit overdraft privilege product were the Bank's only financial instruments with off-balance sheet risk. The Bank has not entered into any material contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $565,938,000 and $643,365,000 at December 31, 2009 and 2008, respectively, and represent 37.7% of the total loans outstanding at year-end 2009 versus 40.4% at December 31, 2008. Commitments related to the Bank's deposit overdraft privilege product totaled $36,489,000 and $35,883,000 at December 31, 2009 and 2008, respectively.

Certain Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of December 31, 2009:

                                                                  Less than        1-3          3-5       More than
(dollars in thousands)                                 Total      one year        years        years       5 years
                                                      -------------------------------------------------------------
Other collateralized borrowings,
  fixed rate of  0.15 % payable on January 4, 2010     16,753       16,753            -            -            -
Repurchase Agreement(2)                                50,000            -       50,000            -            -
Junior subordinated debt(3)                            20,619            -            -            -       20,619
Junior subordinated debt(4)                            20,619            -            -            -       20,619
Operating lease obligations                             7,534        2,366        3,212        1,569          387
Deferred compensation(1)                                5,934          690        1,129          982        3,133
Supplemental retirement plans(1)                        5,259          728        1,301        1,253        1,977
                                                     -------------------------------------------------------------
Total contractual obligations                        $126,718      $20,537      $55,642       $3,804      $46,735
                                                     =============================================================

(1) These amounts represent known certain payments to participants under the Company's deferred compensation and supplemental retirement plans. See Note 14 in the financial statements at Item 8 of this report for additional information related to the Company's deferred compensation and supplemental retirement plan liabilities.
(2) Repurchase agreement, adjustable rate of three-month LIBOR less 0.29% until August 30, 2009 with a floor rate of 0.00% and a cap rate of 4.72% after which, rate is fixed at 4.72% and is callable in its entirety by counterparty on a quarterly basis, matures on August 30, 2012.
(3) Junior subordinated debt, adjustable rate of three-month LIBOR plus 3.05%, callable in whole or in part by the Company on a quarterly basis beginning October 7, 2008, matures October 7, 2033.
(4) Junior subordinated debt, adjustable rate of three-month LIBOR plus 2.55%, callable in whole or in part by the Company on a quarterly basis beginning July 23, 2009, matures July 23, 2034.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK See "Market Risk Management" under Item 7 of this report which is incorporated herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
                                                                      Page

   Consolidated Balance Sheets as of December 31, 2009 and 2008        49
   Consolidated Statements of Income for
       the years ended December 31, 2009, 2008, and 2007               50
   Consolidated Statements of Changes in Shareholders' Equity
       for the years ended December 31, 2009, 2008, and 2007           51
   Consolidated Statements of Cash Flows for the years ended
      December 31, 2009, 2008, and 2007                                52
   Notes to Consolidated Financial Statements                          53
   Management's Report on Internal Control over Financial Reporting    81
   Report of Independent Registered Public Accounting Firm             82

                                TRICO BANCSHARES
                           CONSOLIDATED BALANCE SHEETS

                                                                       At December 31,
                                                                   2009              2008
                                                             --------------------------------
                                                            (in thousands, except share data)
Assets:
Cash and due from banks                                          $61,033          $64,375
Cash at Federal Reserve and other banks                          285,556           21,980
                                                              ----------------------------
Cash and cash equivalents                                        346,589           86,355
Securities available-for-sale                                    211,622          266,561
Federal Home Loan Bank stock, at cost                              9,274            9,235
Loans, net of allowance for loan losses
     of $35,473 and $27,590                                    1,464,738        1,563,259
Foreclosed assets, net of allowance for losses
     of $190 and $230                                              3,726            1,185
Premises and equipment, net                                       18,742           18,841
Cash value of life insurance                                      48,694           46,815
Accrued interest receivable                                        7,763            7,935
Goodwill                                                          15,519           15,519
Other intangible assets, net                                         325              653
Other assets                                                      43,528           26,832
                                                              ---------------------------
    Total assets                                              $2,170,520       $2,043,190
                                                              ===========================
Liabilities and Shareholders' Equity:
Liabilities:
Deposits:
    Noninterest-bearing demand                                  $377,334         $401,247
    Interest-bearing                                           1,451,178        1,268,023
                                                              ----------------------------
Total deposits                                                 1,828,512        1,669,270
Accrued interest payable                                           3,614            6,146
Reserve for unfunded commitments                                   3,640            2,565
Other liabilities                                                 26,114           24,034
Other borrowings                                                  66,753          102,005
Junior subordinated debt                                          41,238           41,238
                                                              ----------------------------
    Total liabilities                                          1,969,871        1,845,258
                                                              ----------------------------
Commitments and contingencies (Notes 5, 9, 14 and 16)
Shareholders' equity:
Common stock, no par value: 50,000,000 shares authorized;
issued and outstanding:
  15,787,753 at December 31, 2009                                 79,508
  15,756,101at December 31, 2008                                                   78,246
Retained earnings                                                118,863          117,630
Accumulated other comprehensive income, net of tax                 2,278            2,056
                                                              ---------------------------
    Total shareholders' equity                                   200,649          197,932
                                                              ---------------------------
Total liabilities and shareholders' equity                    $2,170,520       $2,043,190
                                                              ===========================

The accompanying notes are an integral part of these consolidated financial statements.


                                TRICO BANCSHARES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                    Years ended December 31,
                                                           ---------------------------------------
                                                              2009           2008           2007
                                                           ---------------------------------------
                                                            (in thousands, except per share data)
Interest and dividend income:
    Loans, including fees                                   $99,996       $107,896        $117,639
    Debt securities:
        Taxable                                              11,000         11,526           7,712
        Tax exempt                                              986          1,187           1,454
    Dividends                                                    19            469             446
    Interest bearing cash at
        Federal Reserve and other banks                         332             31              -
    Federal funds sold                                            -              3             17
                                                           ---------------------------------------
        Total interest and dividend income                  112,333        121,112        127,268
                                                           ---------------------------------------
Interest expense:
     Deposits                                                17,891         24,461          31,423
     Federal funds purchased                                      -          1,999           2,880
     Other borrowings                                         1,221          2,512           2,983
     Junior subordinated debt                                 1,503          2,580           3,296
                                                           ---------------------------------------
        Total interest expense                               20,615         31,552          40,582
                                                           ---------------------------------------
Net interest income                                          91,718         89,560          86,686
Provision for loan losses                                    31,450         20,950           3,032
                                                           ---------------------------------------
Net interest income after provision for loan losses          60,268         68,610          83,654

Noninterest income:
     Service charges and fees                                22,822         20,555          21,200
     Gain on sale of loans                                    3,466          1,127             994
     Commissions on sale of non-deposit investment products   1,632          2,069           2,331
     Increase in cash value of life insurance                 1,879          1,834           1,445
     Other                                                      530          1,502           1,620
                                                            --------------------------------------
        Total noninterest income                             30,329         27,087          27,590
Noninterest expense:
     Salaries and related benefits                           39,810         38,112          38,066
     Other                                                   35,640         30,626          30,840
                                                            --------------------------------------
        Total noninterest expense                            75,450         68,738          68,906
                                                            --------------------------------------
Income before income taxes                                   15,147         26,959          42,338
                                                            --------------------------------------
     Provision for income taxes                               5,185         10,161          16,645
                                                            --------------------------------------
Net income                                                   $9,962        $16,798         $25,693
                                                            ======================================
Earnings per share:
     Basic                                                    $0.63          $1.07           $1.62
     Diluted                                                  $0.62          $1.05           $1.57

The accompanying notes are an integral part of these consolidated financial statements.

                                TRICO BANCSHARES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years Ended December 31, 2008, 2007 and 2006

                                                                                        Accumulated
                                                     Shares of                          Other
                                                     Common      Common      Retained   Comprehensive
                                                     Stock       Stock       Earnings   (Loss) Income  Total
 (in thousands, except share data)                  ---------------------------------------------------------
Balance at December 31, 2006                        15,857,207    $73,739    $100,218    ($4,521)   $169,436
Comprehensive income:
    Net income                                                                 25,693                 25,693
    Change in net unrealized gain on
         Securities available for sale, net                                                2,983       2,983
    Change in minimum pension liability, net                                                 (14)        (14)
                                                                                                     -------
         Total comprehensive income                                                                   28,662
Stock option vesting                                                  782                                782
Stock options exercised                                382,350      4,080                              4,080
Tax benefit of stock options exercised                              1,731                              1,731
Repurchase of common stock                            (328,007)    (1,557)     (5,986)                (7,543)
Dividends paid ($0.52 per share)                                               (8,270)                (8,270)
                                                    ---------------------------------------------------------
Balance at December 31, 2007                        15,911,550     $78,775   $111,655    ($1,552)   $188,878
Comprehensive income:
    Net income                                                                 16,798                  16,798
    Change in net unrealized gain on
         Securities available for sale, net                                                2,804       2,804
    Change in joint beneficiary agreement
         liability, net                                                                       54          54
    Change in minimum pension liability, net                                                 750         750
                                                                                                     -------
         Total comprehensive income                                                                   20,406
Cummulative effect of change in accounting
    principle, net of tax                                                        (522)                  (522)
Stock option vesting                                                  629                                629
Stock options exercised                                 17,620        142                                142
Reversal of tax benefit of stock options exercised                   (444)                              (444)
Repurchase of common stock                            (173,069)      (856)     (2,108)                (2,964)
Dividends paid ($0.52 per share)                                               (8,193)                (8,193)
                                                    ---------------------------------------------------------
Balance at December 31, 2008                        15,756,101    $78,246    $117,630     $2,056    $197,932
Comprehensive income:
    Net income                                                                  9,962                  9,962
    Change in net unrealized gain on
         Securities available for sale, net                                                1,070       1,070
    Change in joint beneficiary agreement
         liability, net                                                                        2           2
    Change in minimum pension liability, net                                                (850)       (850)
                                                                                                     --------
         Total comprehensive income                                                                   10,184
Stock option vesting                                                  477                                477
Stock options exercised                                 58,213        887                                887
Tax benefit of stock options exercised                                 30                                 30
Repurchase of common stock                             (26,561)      (132)       (520)                  (652)
Dividends paid ($0.52 per share)                                               (8,209)                (8,209)
                                                    ---------------------------------------------------------
Balance at December 31, 2009                        15,787,753    $79,508    $118,863     $2,278    $200,649
                                                    =========================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                TRICO BANCSHARES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                              Years Ended December 31,
                                                                -------------------------------------------------
                                                                     2009             2008               2007
                                                                -------------------------------------------------
Operating activities:                                                           (in thousands)
   Net income                                                      $9,962             $16,798            $25,693
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation of premises and equipment, and amortization     3,425               3,433              3,719
       Amortization of intangible assets                              328                 523                490
       Provision for loan losses                                   31,450              20,950              3,032
       Amortization of investment securities premium, net             348                 303                647
       Originations of loans for resale                          (119,290)            (74,956)           (63,777)
       Proceeds from sale of loans originated for resale          121,088              75,338             64,106
       Gain on sale of loans                                       (3,466)             (1,127)              (994)
       Change in market value of mortgage servicing rights            551               1,860                490
       Provision for losses on foreclosed assets                      220                  50                  -
       Gain on sale of foreclosed aseets                             (168)                (50)                 -
       Loss on disposal of fixed assets                               138                   2                  6
       Increase in cash value of life insurance                    (1,879)             (1,834)            (1,445)
       Stock option vesting expense                                   477                 629                782
       Stock option excess tax benefits                               (30)                444             (1,731)
       Deferred income tax benefit                                 (3,515)             (5,698)              (506)
       Change in:
         Interest receivable                                          172                 619                173
         Interest payable                                          (2,532)             (1,725)               323
         Other assets and liabilities, net                        (11,336)              1,228              1,129
                                                                -------------------------------------------------
           Net cash provided by operating activities               25,943              36,787             32,137
                                                                -------------------------------------------------
Investing activities:
   Proceeds from maturities of securities available-for-sale       85,833              50,414             49,256
   Purchases of securities available-for-sale                     (29,396)            (80,012)           (78,822)
   Purchase of Federal Home Loan Bank stock                           (39)               (469)              (446)
   Loan originations and principal collections, net                62,663             (51,000)           (44,889)
   Proceeds from sale of premises and equipment                         2                   2                 12
   Proceeds from sale of other real estate owned                    1,815                 428                  -
   Purchases of premises and equipment                             (2,633)             (1,060)            (1,751)
                                                                 ------------------------------------------------
           Net cash used by investing activities                  118,245             (81,697)           (76,640)
                                                                 ------------------------------------------------
Financing activities:
   Net (decrease) increase in deposits                            159,242             124,047            (53,926)
   Net change in federal funds purchased                                -             (56,000)            18,000
   Increase in long-term other borrowings                               -                   -             50,000
   Payments of principal on long-term other borrowings                (90)            (21,578)               (67)
   Net change in short-term other borrowings                      (35,162)              7,457             26,282
   Stock option excess tax benefits                                    30                (444)             1,731
   Repurchase of common stock                                           -              (2,822)            (4,167)
   Dividends paid                                                  (8,209)             (8,193)            (8,270)
   Exercise of stock options                                          235                   -                704
                                                                 ------------------------------------------------
           Net cash provided by financing activities              116,046              42,467             30,287
                                                                 ------------------------------------------------
Net change in cash and cash equivalents                           260,234              (2,443)           (14,216)
                                                                 ------------------------------------------------
Cash and cash equivalents and beginning of year                    86,355              88,798            103,014
                                                                 ------------------------------------------------
Cash and cash equivalents at end of year                         $346,589             $86,355            $88,798
                                                                 ================================================
Supplemental disclosure of noncash activities:
   Unrealized gain (loss) on securities available for sale         $1,846              $4,839             $5,147
   Loans transferred to other real estate                           4,408               1,426                187
   Market value of shares tendered by employees in-lieu of
      cash to pay for exercise of options and/or related taxes        652                 142              3,376
Supplemental disclosure of cash flow activity:
   Cash paid for interest expense                                  23,147              32,277             40,259
   Cash paid for income taxes                                      10,292              14,850             16,300

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

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

Investment Securities
The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. In 2009 and 2008, the Company did not have any securities classified as either held-to-maturity or trading.

Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of other accumulated comprehensive income
(loss) in shareholder' equity until realized.

Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold.

Prior to the second quarter of 2009, the Company would assess an other-than-temporary impairment ("OTTI") or permanent impairment based on the nature of the decline and whether the Company has the ability and intent to hold the investments until a market price recovery. If the Company determined a security to be other-than-temporarily or permanently impaired, the full amount of impairment would be recognized through earnings in its entirety. New guidance related to the recognition and presentation of OTTI of debt securities became effective in the second quarter of 2009. Rather than asserting whether a Company has the ability and intent to hold an investment until a market price recovery, a Company must consider whether it intends to sell a security or if it is likely that they would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income ("OCI"). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. No OTTI losses were recognized in the years ended December 31, 2009, 2008 or 2007.

Federal Home Loan Bank Stock Federal Home Loan Bank stock represents the Company's investment in the stock of the Federal Home Loan Bank of San Francisco ("FHLB") and is carried at par value, which reasonably approximates its fair value. While technically these are considered equity securities, there is no market for the FHLB stock. Therefore, the shares are considered as restricted investment securities. Management periodically evaluates FHLB stock for other-than-temporary impairment. Management's determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.

As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. The Company may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB

Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors of current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. At December 31, 2009 and 2008, the Company's balance of loans held for sale was immaterial.

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

Loans Loans are reported at the principal amount outstanding, net of unearned income and the allowance for loan losses. Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loan's yield over the actual life of the loan. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is generally discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When loans are 90 days past due, but in Management's judgment are well secured and in the process of collection, they may be classified as accrual. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of Management, the loans are estimated to be fully collectible as to both principal and interest. All nonaccual and troubled debt restructured loans are classified as impaired loans. At December 31, 2009, loans classified as troubled debt restructured were $13,443,000. At December 31, 2009 the Company had obligations to lend additional funds on the restructured loans of $504,000. At December 31, 2008 the Company reported no troubled debt restructurings.

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

The Company's method for assessing the appropriateness of the allowance for loan losses includes specific allowances for identified problem loans and leases, formula allowance factors for pools of credits, and allowances for changing environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowance factors for loan pools are based on the previous 5 years historical loss experience by product type. Allowances for specific loans are based on analysis of individual credits. Allowances for changing environmental factors are Management's best estimate of the probable impact these changes have had on the loan portfolio as a whole.

Based on the current conditions of the loan portfolio, Management believes that the allowance for loan losses ($35,473,000) and the reserve for unfunded commitments ($3,640,000), which collectively stand at $39,113,000 at December 31, 2009, are adequate to absorb probable losses inherent in the Company's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

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

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

                                           Years ended December 31,
                                           ------------------------
                                              2009            2008
                                           ------------------------
Mortgage servicing rights:
Balance at beginning of period               $2,972        $4,087
Additions                                     1,668           745
Change in fair value                           (551)       (1,860)
                                           ------------------------
Balance at end of period                     $4,089        $2,972
                                           ========================
Servicing fees received                      $1,140        $1,036
Balance of loans serviced at:
     Beginning of period                   $431,195      $406,743
     End of period                         $505,947      $431,195
Weighted-average prepayment speed (CPR)        17.3%         25.4%
Discount rate                                   9.0%          9.0%

The changes in fair value of MSRs that occurred during 2009 and 2008 were mainly due to principal reductions and changes in estimate life of the MSRs.

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

The following table summarizes the Company's goodwill intangible as of December 31, 2009 and 2008.

                         December 31,                           December 31,
                            2008       Additions   Reductions      2009
(dollars in thousands)  ----------------------------------------------------
Goodwill                 $15,519           -           -         $15,519
                        ====================================================

The following table summarizes the Company's core deposit intangibles as of December 31, 2009 and 2008.

                               December 31,                         December 31,
                                  2008      Additions  Reductions      2009
(dollars in thousands)        --------------------------------------------------
Core deposit intangibles         $3,365         -           -          $3,365
Accumulated amortization         (2,712)        -        ($328)        (3,040)
                              --------------------------------------------------
Core deposit intangibles, net      $653         -        ($328)          $325
                              ==================================================

Core deposit intangibles are amortized over their expected useful lives. Such lives are periodically reassessed to determine if any amortization period adjustments are indicated. The following table summarizes the Company's estimated core deposit intangible amortization for each of the five succeeding years:

                                    Estimated Core Deposit
                                    Intangible Amortization
             Years Ended             (Dollar in thousands)
             ----------             -----------------------
               2010                            $260
               2011                             $65
             Thereafter                           -

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

Stock-Based Compensation
The Company recognizes compensations costs on stock-based compensation transactions, over the requisite service period, in the income statement based on their fair values on the measurement date, which, for the Company, is the date of the grant. Such compensation costs are recognized on new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that were outstanding as of January 1, 2006 are recognized as the remaining requisite service is rendered during the period of and/or the periods after January 1, 2006.

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

Earnings per share have been computed based on the following:

                                                     Years ended December 31,
                                                 ------------------------------
                                                      2009     2008     2007
                                                 ------------------------------
                                                            (in thousands)
Net income                                         $9,962    $16,798   $25,693

Average number of common shares outstanding        15,783     15,771    15,898
Effect of dilutive stock options                      228        280       466
Average number of common shares outstanding      ------------------------------
   used to calculate diluted earnings per share    16,011     16,051    16,364
                                                 ==============================

There were 552,870, 291,490 and 307,050 options excluded from the computation of diluted earnings per share for the years ended December 31, 2009, 2008 and 2007, respectively, because the effect of these options was antidilutive.

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

                                                                                Years Ended December 31,
                                                                       --------------------------------------
                                                                         2009           2008          2007
                                                                       -------------------------------------
                                                                                  (in thousands)
Unrealized holding gains (losses) on available-for-sale securities     $1,846          $4,839        $5,147
Tax effect                                                               (776)         (2,035)       (2,164)
                                                                       -------------------------------------
  Unrealized holding gains (losses) on available-for-sale               1,070           2,804         2,983
    securities, net of tax                                             -------------------------------------
Change in minimum pension liability                                    (1,466)          1,293           (24)
Tax effect                                                                616            (543)           10
                                                                       -------------------------------------
  Change in minimum pension liability, net of tax                        (850)            750           (14)
                                                                       -------------------------------------
Change in joint beneficiary agreement liability                             3              94             -
Tax effect                                                                 (1)            (40)            -
                                                                       -------------------------------------
  Change in joint beneficiary agreement liability, net of tax               2              54             -
                                                                       -------------------------------------
                                                                         $222          $3,608         $2,969
                                                                       =====================================

The   components  of  accumulated   other   comprehensive   loss,   included  in
shareholders' equity, are as follows:

                                                                               December 31,
                                                                          ----------------------
                                                                             2009         2008
  (in thousands)                                                          ----------------------
                                                                              (in thousands)
Net unrealized gains (losses) on available-for-sale securities             $7,977       $6,131
Tax effect                                                                 (3,354)      (2,578)
                                                                          ---------------------
  Unrealized holding gains (losses) on available-for-sale securities,       4,623        3,553
    net of tax                                                            ---------------------
Minimum pension liability                                                  (4,143)      (2,677)
Tax effect                                                                  1,742        1,126
                                                                          ---------------------
  Minimum pension liability, net of tax                                    (2,401)      (1,551)
                                                                          ---------------------
Joint beneficiary agreement liability                                          97           94
Tax effect                                                                    (41)         (40)
                                                                          ---------------------
  Joint beneficiary agreement liability, net of tax                            56           54
                                                                          ---------------------
Accumulated other comprehensive income (loss)                              $2,278       $2,056
                                                                          =====================

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

FASB ASC Topic 715, "Compensation - Retirement Benefits."
New authoritative accounting guidance under ASC Topic 715, "Compensation - Retirement Benefits," provides guidance related to an employer's disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by ASC Topic 715 are included in the Company's financial statements beginning with the financial statements for the year-ended December 31, 2009.

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

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or
(iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 became effective for the Company's financial statements beginning October 1, 2009 and had no impact on the Company's financial statements.

FASB ASC Topic 825 "Financial Instruments." New authoritative accounting guidance under ASC Topic 825, "Financial Instruments," requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. This new authoritative accounting guidance under ASC Topic 825 became effective for the interim reporting period ending after June 15, 2009. The adoption of the revised increased interim financial statement disclosures and did not impact on the Company's consolidated financial statements.


FASB ASC Topic 855, "Subsequent Events." New authoritative accounting guidance under ASC Topic 855, "Subsequent Events," establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity's management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance s eet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company's financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company's financial statements. FASB Accounting Standards Update No. 2010-09, which was issued February 25, 2010 became effective immediately and eliminated the requirement to disclose the date through which subsequent events have been evaluated as well as modified the scope of disclosures related to subsequent events.

FASB ASC Topic 860, "Transfers and Servicing." New authoritative accounting guidance under ASC Topic 860, "Transfers and Servicing," amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a "qualifying special-purpose entity" and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 became effective January 1, 2010 and is not expected to have a significant impact on the Company's financial statements.

Reclassifications
Certain amounts previously reported in the 2008 and 2007 financial statements have been reclassified to conform to the 2009 presentation. These reclassifications did not affect previously reported net income or total shareholders' equity.

Note 2 - Restricted Cash Balances

Reserves (in the form of deposits with the Federal Reserve Bank) of $11,803,000 and $12,318,000 were maintained to satisfy Federal regulatory requirements at December 31, 2009 and 2008. These reserves are included in cash and due from banks in the accompanying balance sheets.

Note 3 - Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:

                                                                                   December 31, 2009
                                                             -------------------------------------------------------
                                                                               Gross           Gross      Estimated
                                                              Amortized     Unrealized      Unrealized      Fair
                                                                Cost           Gains          Losses        Value
                                                             -------------------------------------------------------
Securities Available-for-Sale                                                       (in thousands)
-----------------------------
Obligations of U.S. government corporations and agencies       $184,962         $8,168           -         $193,130
Obligations of states and political subdivisions                 17,683            341          (71)         17,953
Corporate debt securities                                         1,000              -         (461)            539
                                                             -------------------------------------------------------
       Total securities available-for-sale                     $203,645         $8,509        ($532)       $211,622
                                                             =======================================================

                                                                                   December 31, 2008
                                                                              Gross            Gross      Estimated
                                                              Amortized    Unrealized       Unrealized      Fair
                                                                Cost           Gains          Losses        Value
                                                             -------------------------------------------------------
Securities Available-for-Sale                                                       (in thousands)
-----------------------------
Obligations of U.S. government corporations and agencies       $236,786         $6,193           ($2)      $242,977
Obligations of states and political subdivision                  22,644            293          (272)        22,665
Corporate debt securities                                         1,000              -           (81)           919
                                                             -------------------------------------------------------
      Total securities available-for-sale                       $260,430        $6,486         ($355)      $266,561
                                                             =======================================================

The amortized cost and estimated fair value of debt securities at December 31, 2009 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2009, obligations of U.S. government corporations and agencies with a cost basis totaling $184,962,000 consist almost entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S.
government corporations and agencies is categorized based on final maturity date. At December 31, 2009, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 3.3 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

                                                             Estimated
                                          Amortized Cost     Fair Value
                                          ----------------------------
Investment Securities                              (in thousands)
--------------------
Due in one year                                    -                -
Due after one year through five years        $50,617          $51,795
Due after five years through ten years        17,038           17,597
Due after ten years                          135,990          142,230
                                          ----------------------------
Totals                                      $203,645         $211,622
                                          ============================

No investment securities were sold in 2009 or 2008. Investment securities with an aggregate carrying value of $201,388,000 and $231,056,000 at December 31, 2009 and 2008, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

                                                   Less than 12 months   12 months or more            Total
                                                   -------------------   -----------------     ------------------

                                                   Fair    Unrealized    Fair    Unrealized    Fair    Unrealized
                                                   Value      Loss       Value      Loss       Value      Loss
                                                   --------------------------------------------------------------
December 31, 2009                                                         (in thousands)
Securities Available-for-Sale:
Obligations of U.S. government
   corporations and agencies                        $15         -           -         -         $15         -
Obligations of states and political subdivisions    898       (13)      1,011       (58)      1,909       (71)
Corporate debt securities                             -         -         539      (461)        539      (461)
                                                   -----------------------------------------------------------
Total securities available-for-sale                $913      ($13)     $1,550     ($519)     $2,463     ($532)
                                                   ===========================================================

                                                   Less than 12 months   12 months or more            Total
                                                   -------------------   -----------------     ------------------

                                                   Fair    Unrealized    Fair    Unrealized    Fair    Unrealized
                                                   Value      Loss       Value      Loss       Value      Loss
                                                   --------------------------------------------------------------
December 31, 2008                                                        (int thousands)
Securities Available-for-Sale:
Obligations of U.S. government                      $130       ($1)        $18       ($1)       $148       ($2)
   corporations and agencies
Obligations of states and political subdivisions   6,882      (272)          -         -       6,882      (272)
Corporate debt securities                          1,000       (81)          -         -       1,000       (81)
                                                   ------------------------------------------------------------
Total securities available-for-sale                8,012     ($354)        $18       ($1)     $8,030     ($355)
                                                   ============================================================

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2009, one debt security representing obligations of U.S. government corporations and agencies had an unrealized loss with aggregate depreciation of 0.03% from the Company's amortized cost basis.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2009, three debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 3.75% from the Company's amortized cost basis.

Obligations of corporation debt securities: The unrealized losses on investments in corporate debt securities were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2009, one corporate debt security had an unrealized loss with aggregate depreciation of 46.09% from the Company's amortized cost basis.

Note 4 - Loans

A summary of the balances of loans follows:           December 31,
                                               -------------------------
                                                   2009           2008
                                               -------------------------
Mortgage loans on real estate:                       (in thousands)
   Residential 1-4 family                        $117,675       $121,915
   Commercial                                     706,243        684,519
                                               -------------------------
     Total mortgage loan on real estate           823,918        806,434
                                               -------------------------
Consumer:
   Home equity lines of credit                    342,612        350,548
   Home equity loans                               52,531         67,749
   Auto Indirect                                   46,532         77,460
   Other                                           14,003         15,420
                                               -------------------------
     Total consumer loans                         455,678        511,177
                                               -------------------------
Commercial                                        163,131        189,592
                                               -------------------------
Construction:
   Residential                                     11,563         17,104
   Commercial                                      47,553         67,465
                                               -------------------------
     Total construction                            59,116         84,569
                                               -------------------------
Total loans                                     1,501,843      1,591,772
                                               -------------------------
Less: Allowance for loan losses                   (35,473)       (27,590)
        Net deferred loan (fees) costs             (1,632)          (923)
                                               -------------------------
Total loans, net                               $1,464,738     $1,563,259
                                               =========================

Loans with an aggregate carrying value of $1,034,145,000 and $1,026,739,000 at December 31, 2009 and 2008, respectively, were pledged as collateral for specific borrowings and lines of credit.

Loans classified as nonaccrual, net of guarantees of the U.S. government, including its agencies and its government-sponsored agencies, amounted to approximately $44,196,000, $27,338,000, and $7,511,000 at December 31, 2009,
2008, and 2007, respectively. These nonaccrual loans were classified as impaired and are included in the recorded balance in impaired loans for the respective years shown below. If interest on those loans had been accrued, such income would have been approximately $4,725,000, $2,901,000, and $621,000 in 2009, 2008
and 2007, respectively. Loans 90 days past due and still accruing, net of guarantees of the U.S. government, including its agencies and its government-sponsored agencies, amounted to approximately $700,000, $187,000, and $0 at December 31, 2009, 2008 and 2007, respectively.

As of December 31, the Company's recorded investment in impaired loans, net of guarantees of the U.S. government, and the related valuation allowance were as follows (in thousands):

                                                                 December 31,
                                                             -------------------
                                                               2009       2008
                                                             -------------------
Impaired loans with no allocated
allowance, net of guarantees                                 $35,807    $14,813
Impaired loans with allocated allowance, net of guarantees    14,554     12,525
                                                             -------------------
Total impaired loans                                         $50,361    $27,338
                                                             ===================
Allowance for loan losses allocated to impaired loans         $6,089     $5,430
                                                             ==================

This valuation allowance is included in the allowance for loan losses shown above for the respective year. The average recorded investment in impaired loans was $38,850,000, $17,425,000, and $5,978,000 for the years ended December 31,
2009, 2008 and 2007, respectively. The Company recognized interest income on impaired loans of $2,034,000, $1,753,000, and $859,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (dollars in thousands):

                                              Years Ended December 31,
                                      --------------------------------------
                                         2009           2008          2007
                                      --------------------------------------
Allowance for loan losses:
Balance at beginning of year           $27,590       $17,331        $16,914
Provision for loan losses               31,450        20,950          3,032
Loans charged off:
  Real estate mortgage:
    Residential                           (583)         (691)             -
    Commercial                          (1,223)          (18)             -
  Consumer:
    Home equity lines                   (7,487)       (2,942)          (678)
    Home equity loans                     (656)         (409)             -
    Auto indirect                       (2,806)       (2,710)        (1,581)
    Other consumer                      (1,238)       (1,237)        (1,062)
  Commercial                            (3,219)         (709)          (437)
  Construction:
    Residential                         (7,737)       (3,203)             -
    Commercial                             (89)            -              -
                                      ---------------------------------------
Total loans charged off                (25,038)      (11,919)        (3,758)
 Recoveries of previously
   charged off loans:
   Real estate mortgage:
     Residential                            40             -              -
     Commercial                             71            58             57
   Consumer:
     Home equity lines                      98            13              1
     Home equity loans                       -             -              5
     Auto indirect                         484           441            261
     Other consumer                        677           685            640
   Commercial                               71            31            179
   Construction:
     Residential                            30             -              -
     Commercial                              -             -              -
                                       -------------------------------------
Total recoveries of previously
   charged-off loans                     1,471         1,228          1,143
                                       -------------------------------------
     Net charge-offs                   (23,567)      (10,691)        (2,615)
                                       ------------------------------------
Balance at end of year                 $35,473       $27,590        $17,331
                                       ======================================
Reserve for unfunded commitments:
Balance at beginning of year            $2,565        $2,090         $1,849
Provision for losses -
  Unfunded commitments                   1,075           475            241
                                       -------------------------------------
Balance at end of year                  $3,640        $2,565         $2,090
                                       =====================================
Balance at end of year:
Allowance for loan losses              $35,473       $27,590        $17,331
Reserve for unfunded commitments         3,640         2,565         $2,090
                                       -------------------------------------
Allowance for losses                   $39,113       $30,155        $19,421
                                       =====================================
As a percentage of total loans:
Allowance for loan losses                 2.36%         1.73%         1.12%
Reserve for unfunded commitments          0.24%         0.16%         0.13%
                                       -------------------------------------
Allowance for losses                      2.60%         1.89%         1.25%
                                       =====================================

Note 5 - Premises and Equipment

Premises and equipment were comprised of:         December 31,
                                            ----------------------
                                              2009          2008
                                            ----------------------
                                                (in thousands)
Premises                                     $18,705       $19,197
Furniture and equipment                       25,104        23,456
                                            ----------------------
                                              43,809        42,653
Less:  Accumulated depreciation              (28,888)      (27,661)
                                            ----------------------
                                              14,921        14,992
Land and land improvements                     3,821         3,849
                                            ----------------------
                                             $18,742       $18,841
                                            ======================

Depreciation   expense  for  premises  and  equipment  amounted  to  $2,592,000,
$2,707,000, and $3,071,000 in 2009, 2008, and 2007, respectively.

During 2009 and 2008, the Company leased one branch building for which the lease was accounted for as a capital lease. The cost basis of the building under this capital lease was $831,000 with accumulated depreciation of $831,000 and $800,000 at December 31, 2009 and 2008, respectively. This lease expired in December 2009. As of December 31, 2009, the cost basis and accumulated depreciation of $831,000 for this building under capital lease were removed from the respective totals for premises and accumulated depreciation. Depreciation expense related to this building under capital lease was included in the depreciation expense for premises and equipment noted above. The Company continues to occupy the building under a new operating lease. The Company currently does not have any capital leases.

At December 31, 2009, future minimum commitments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

                                Operating
                                 Leases
                              --------------
                              (in thousands)
2010                             $2,366
2011                              1,822
2012                              1,390
2013                              1,063
2014                                506
Thereafter                          387
                                 -------
Future minimum lease payments    $7,534
                                 =======

Rent expense under operating leases was $2,753,000 in 2009, $2,672,000 in 2008, and $2,273,000 in 2007.

Note 6 - Deposits

A summary of the balances of deposits follows (in thousands):
                                               December 31,
                                        -------------------------
                                             2009           2008
                                        -------------------------
Noninterest-bearing demand                $377,334       $401,247
Interest-bearing demand                    359,179        241,560
Savings                                    511,683        380,799
Time certificates, $100,000 and over       322,076        310,190
Other time certificates                    258,240        335,474
                                        --------------------------
  Total deposits                        $1,828,512     $1,669,270
                                        ==========================

Certificate of deposit balances of $79,000,000 and $80,000,000 from the State of California were included in time certificates, $100,000 and over, at December 31, 2009 and 2008, respectively. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank's request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $1,423,000 and $1,989,000 were classified as consumer loans at December 31, 2009 and 2008, respectively.

At December 31, 2009, the scheduled maturities of time deposits were as follows (in thousands):
                        Scheduled
                        Maturities
                        ----------
2010                     $523,246
2011                       35,171
2012                       13,096
2013                        2,799
2014                        5,991
Thereafter                     13
                         --------
   Total                 $580,316
                        =========

Note 7 - Other Borrowings

A summary of the balances of other borrowings follows:

                                                                                      December 31,
                                                                                   -----------------
                                                                                    2009      2008
                                                                                   -----------------
                                                                                    (in thousands)
Borrowing under security repurchase agreement,  rate of 3-month LIBOR less 0.29%
     with a floor of 0% and a cap of  4.72%,  adjustable  on a  quarterly  basis until August 30, 2009.  From August 30, 2009 until final maturity on August
     30, 2012,  rate is fixed at 4.72% and principal is callable in its entirety
     by lender on a quarterly basis.                                               $50,000   $50,000
FHLB loan, fixed rate of 5.77% payable on February 23, 2009                              -     1,000
Capital lease  obligation on premises,  effective rate of 13% payable monthly in         -        90
     varying amounts through December 1, 2009
Other collateralized borrowings, fixed rate of 0.15% payable on January 4, 2010     16,753    50,915
                                                                                   -----------------
Total other borrowings                                                             $66,753  $102,005
                                                                                   =================

During August 2007, the Company entered into a security repurchase agreement with principal balance of $50,000,000 and terms as described above. The Company did not enter into any other repurchase agreements during 2009 or 2008. The average balance of repurchase agreements for 2009 and 2008 was $50,000,000, with an average rate of 1.85% and 2.88%, respectively.

The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at December 31, 2009, this line provided for maximum borrowings of $430,410,000 of which $0 was outstanding, leaving $430,410,000 available. The total of borrowings from the FHLB at December 31, 2008 consisted of the $1,000,000 described in the table above.

At December 31, 2009, the Company had $16,753,000 of other collateralized borrowings. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company.

The Company maintains a collateralized line of credit with the Federal Reserve Bank of San Francisco. Based on the collateral pledged at December 31, 2009, this line provided for maximum borrowings of $2,249,000 of which none was outstanding, leaving $2,249,000 available.

The Company has available unused correspondent banking lines of credit from commercial banks totaling $5,000,000 for federal funds transactions at December 31, 2009.

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

The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust I were reflected as junior subordinated debt in the consolidated balance sheets at December 31, 2009 and 2008. The common stock issued by TriCo Capital Trust I was recorded in other assets in the consolidated balance sheets at December 31, 2009 and 2008.

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

The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust II were reflected as junior subordinated debt in the consolidated balance sheets at December 31, 2009 and 2008. The common stock issued by TriCo Capital Trust II was recorded in other assets in the consolidated balance sheets at December 31, 2009 and 2008.

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

Note 10 - Shareholders' Equity

Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $9,060,000, $12,348,000, and $13,941,000 in 2009, 2008 and 2007, respectively.
The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Financial Institutions. California banking laws limit the Bank's ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this regulation, at December 31, 2009, the Bank may pay dividends of $22,448,000.

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

Stock Repurchase Plan
On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company's common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this stock repurchase plan represented approximately 3.2% of the Company's 15,814,662 outstanding common shares as of August 21, 2007. This stock repurchase plan has no expiration date. As of December 31, 2009, the Company had repurchased 166,600 shares under this plan.

Note 11 - Stock Options and Other Equity-Based Incentive Instruments

In March 2009, the Company's Board of Directors adopted the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2009 Plan was approved by the Company's shareholders in May 2009. The 2009 Plan allows for the granting of the following types of "stock awards" (Awards): incentive stock options, nonstatutory stock options, performance awards, restricted stock, restricted stock unit awards and stock appreciation rights. Subject to certain adjustments, the maximum aggregate number of shares of TriCo's common stock which may be issued pursuant to or subject to Awards is 650,000. The number of shares available for issuance under the 2009 Plan shall be reduced by: (i) one share for each share of common stock issued pursuant to a stock option or a Stock Appreciation Right and (ii) two shares for each share of common stock issued pursuant to a Performance Award, a Restricted Stock Award or a Restricted Stock Unit Award. When Awards made under the 2009 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2009 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares against the number of shares again becomes available for issuance under the 2009 Plan, the number of shares of common stock available for issuance under the 2009 Plan shall increase by two shares. Shares awarded and delivered under the 2009 Plan may be authorized but unissued, or reacquired shares. As of December 31, 2009, no awards have been granted under the 2009 Plan.

In May 2001, the Company adopted the TriCo Bancshares 2001 Stock Option Plan (2001 Plan) covering officers, employees, directors of, and consultants to, the Company. Under the 2001 Plan, the option exercise price cannot be less than the fair market value of the Common Stock at the date of grant except in the case of substitute options. Options for the 2001 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 2001 Plan are determined individually for each grant. As of December 31, 2009, 1,281,588 options for the purchase of common shares remain outstanding under the 2001 Plan. As of May 2009, as a result of the shareholder approval of the 2009 Plan, no new options may be granted under the 2001 Plan.

In May 1995, the Company adopted the TriCo Bancshares 1995 Incentive Stock Option Plan (1995 Plan) covering key employees. Under the 1995 Plan, the option exercise price cannot be less than the fair market value of the Common Stock at the date of grant. Options for the 1995 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 1995 Plan are determined individually for each grant. As of December 31, 2009, 85,000 options for the purchase of common shares remain outstanding under the 1995 Plan. As of May 2005, no new options may be granted under the 1995 Plan.

Stock option activity during 2009 is summarized in the following table:


                                                                     Weighted     Weighted
                                                                     Average      Average Fair
                                     Number         Option Price     Exercise     Value on
                                    Of Shares        Per Share       Price        Date of Grant
Outstanding at December 31, 2008    1,404,801    $5.65  to  $25.91    $14.77
   Options granted                     20,000   $12.63  to  $12.63    $12.63      $4.24
     Options exercised                (58,213)  $11.72  to  $22.54    $15.23
     Options forfeited              1,366,588    $5.65  to  $25.91    $14.71
Outstanding at December 31, 2009

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of December 31, 2009:

                                                   Currently     Currently Not  Total
(dollars in thousands except exercise price)       Exercisable   Exercisable    Outstanding
Number of options                                  1,181,438      185,150       1,366,588
Weighted average exercise price                       $13.90       $19.94          $14.71
Intrinsic value (thousands)                           $4,899         $121          $5,020
Weighted average remaining contractual term (yrs.)      3.51         7.75            4.08

The 185,150 options that are not currently exercisable as of December 31, 2009 are expected to vest, on a weighted-average basis, over the next 2.76 years, and the Company is expected to recognize $1,060,000 of pre-tax compensation costs related to these options as they vest.

The following table shows the total intrinsic value of options exercised, the total fair value of options vested, total compensation costs for options recognized in income, and total tax benefit recognized in income related to compensation costs for options during the periods indicated:

                                                                   Years Ended December 31,
                                                              2009        2008         2007
                                                           -------------------------------------


Intrinsic value of options exercised                       $323,000     $250,000    $2,765,000
Fair value of options that vested                          $477,000     $629,000      $782,000
Total compensation costs for options recognized in income  $477,000     $629,000      $782,000
Total tax benefit recognized in income
   related to compensation costs for options               $197,000     $230,000      $264,000
Weighted average fair value of grants (per option)            $4.24        $4.54         $7.70

The Company did not modify any option grants in 2009, 2008, or 2007.

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

                                                 Years Ended December 31,
Assumptions used to value option grants:       2009       2008         2007
                                              ------------------------------
Average expected terms (years)                 9.0         8.5         8.1
Volatility                                    46.4%       33.2%       32.4%
Annual rate of dividends                      4.12%       3.12%       2.31%
Discount rate                                 2.85%       3.85%       4.81%

Note 12 - Other Noninterest Income and Expenses

The components of other noninterest income were as follows (in thousands):

                                                Years Ended December 31,
                                             2009         2008        2007
                                             -----------------------------
Sale of customer checks                      $190         $215        $210
Lease brokerage income                        156          257         267
Commission rebates                            (60)         173         626
Gain on sale of foreclosed assets             168           51           -
Gain (loss) on disposal of fixed assets      (138)          (2)          -
Other                                         214          808         517
                                             -----------------------------
     Total other noninterest income          $530       $1,502      $1,620
                                             ==============================
Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights, totaling $588,000, ($824,000), and $508,000 were recorded in service charges and fees noninterest income for the years ended December 31, 2009, 2008, and 2007, respectively.

The components of salaries and benefits expense were as follows (in thousands):

                                                  Years Ended December 31,
                                                 2009       2008       2007
                                               ----------------------------
Base salaries, net of deferred loan
  origination costs                           $27,110    $25,374    $24,582
Incentive compensation                          2,792      2,860      3,808
Benefits and other compensation costs           9,908      9,878      9,676
                                              ------------------------------
Total salaries and benefits expense           $39,810    $38,112    $38,066
                                              ==============================

The components of other noninterest expense were as follows (in thousands):

                                                   Years Ended December 31,
                                                2009        2008        2007
                                             --------------------------------
Equipment and data processing                 $6,516      $6,405      $6,300
Occupancy                                      5,096       4,929       4,786
Assessments                                    3,750         570         331
ATM network charges                            2,433       2,081       1,857
Advertising                                    2,175       1,751       2,186
Professional fees                              1,783       1,853       1,516
Telecommunications                             1,689       1,914       1,706
Change in reserve for unfunded commitments     1,075         475         241
Postage                                          991         930         916
Courier service                                  796       1,069       1,223
Net foreclosed assets expense                    491         158           -
Intangible amortization                          328         523         490
Operational losses                               314         577         454
Other                                          8,203       7,391       8,834
                                              ------------------------------
Total other noninterest expense              $35,640     $30,626     $30,840
                                             ================================
Note 13 - Income Taxes

The components of consolidated income tax expense are as follows:

                          ----------------------------------
                            2009           2008       2007
                          ----------------------------------
                                      (in thousands)
Current tax expense
     Federal              $6,308      $11,789      $12,750
     State                 2,392        4,070        4,401
                          ---------------------------------
                           8,700       15,859       17,151
                          ---------------------------------
Deferred tax benefit
     Federal              (2,396)      (4,221)        (337)
     State                (1,119)      (1,477)        (169)
                          ---------------------------------
                          (3,515)      (5,698)        (506)
                          ---------------------------------
Total tax expense         $5,185      $10,161      $16,645
                          =================================

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense for financial and tax reporting purposes. The net change during the year in the deferred tax asset or liability results in a deferred tax expense or benefit.

Taxes recorded directly to shareholders' equity are not included in the preceding table. These taxes (benefits) relating to changes in minimum pension liability amounting to ($616,000) in 2009, $543,000 in 2008, and ($10,000) in
2007, unrealized gains and losses on available-for-sale investment securities amounting to $776,000 in 2009, $2,035,000 in 2008, and $2,164,000 in 2007, taxes
(benefits) related to employee stock options of ($30,000) in 2009, $444,000 in 2008, and ($1,731,000) in 2007, and taxes (benefits) related to changes in joint beneficiary agreement liability of $1,000 in 2009 and ($340,000) in 2008, were recorded directly to shareholders' equity.

The temporary differences, tax effected, which give rise to the Company's net deferred tax asset recorded in other assets are as follows as of December 31 for the years indicated:

                                               2009              2008
                                            ---------------------------
Deferred tax assets:                               (in thousands)
  Allowance for losses                       $16,446           $12,679
  Deferred compensation                        3,451             3,648
  Accrued pension liability                    3,761             3,506
  Additional minimum pension liability         1,742             1,126
  State taxes                                    828             1,424
  Intangible amortization                        561               815
  Stock option expense                           865               689
  Nonaccrual interest                          1,242               483
  Joint beneficiary agreement liability          685               429
  OREO write downs                               176               140
  Capital lease                                    -                25
                                            ---------------------------
    Total deferred tax assets                 29,757            24,964
                                            ---------------------------
Deferred tax liabilities:
  Securities income                           (1,297)           (1,332)
  Unrealized gain on securities               (3,354)           (2,578)
  Depreciation                                  (527)             (406)
  Core deposit premium                          (136)             (274)
  Merger related fixed asset valuations         (379)             (379)
  Securities accretion                          (216)             (179)
  Mortgage servicing rights valuation           (924)             (232)
  Other, net                                    (452)             (444)
                                            ---------------------------
   Total deferred tax liability               (7,285)           (5,824)
                                            ---------------------------
Net deferred tax asset                       $22,472           $19,140
                                            ===========================

The Company believes that a valuation allowance is not needed to reduce the deferred tax assets as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company had no unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings. The Company had no unrecognized tax benefits at January 1, 2007, December 31, 2007, December 31, 2008 or December 31, 2009. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2009 and 2008 the Company recognized no interest and penalties. The Company files income tax returns in the U.S. federal jurisdiction, and California. With few exceptions, the Company is no longer subject to U.S.
federal or state/local income tax examinations by tax authorities for years before 2006.

The provisions for income taxes applicable to income before taxes for the years ended December 31, 2009, 2008 and 2007 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

                                                  Years Ended December 31,
                                                ---------------------------
                                                 2009      2008       2007
                                                ---------------------------
Federal statutory income tax rate                35.0%     35.0%      35.0%
State income taxes, net of federal tax benefit    5.5       6.3        6.6
Tax-exempt interest on municipal obligations     (2.2)     (1.5)      (1.1)
Increase in cash value of insurance policies     (4.4)     (2.4)      (1.2)
Other                                             0.3       0.3          -
                                                ---------------------------
Effective Tax Rate                               34.2%     37.7%      39.3%
                                                ===========================

Note 14 - Retirement Plans

401(k) Plan
The Company sponsors a 401(k) Plan whereby substantially all employees age 21 and over with 90 days of service may participate. Participants may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company does not contribute to the 401(k) Plan. The Company did not incur any material expenses attributable to the 401(k) Plan during 2009, 2008, and 2007.

Employee Stock Ownership Plan
Substantially all employees with at least one year of service are covered by a discretionary employee stock ownership plan (ESOP). Contributions are made to the plan at the discretion of the Board of Directors. Contributions to the plan totaling $1,650,000 in 2009, $1,560,000 in 2008, and $1,560,000 in 2007 are
included in salary expense. Company shares owned by the ESOP are paid dividends and included in the calculation of earnings per share exactly as other common shares outstanding.

Deferred Compensation Plans
The Company has deferred compensation plans for directors and key executives, which allow directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company's deferred compensation obligations of $8,207,000, and $8,676,000 at December 31, 2009 and 2008,
respectively. Earnings credits on deferred balances totaling $750,000 in 2009, $787,000 in 2008, and $742,000 in 2007 are included in noninterest expense.

Supplemental Retirement Plans
The Company has supplemental retirement plans for directors and key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company's retirement obligations. The cash values of the insurance policies purchased to fund the deferred compensation obligations and the retirement obligations were $48,694,000 and $46,815,000 at December 31, 2009 and 2008,
respectively.

The Company recorded in other liabilities an additional minimum pension liability of $4,143,000 and $2,677,000 related to the supplemental retirement plans as of December 31, 2009 and 2008, respectively. These amounts represent the amount by which the projected benefit obligations for these retirement plans exceeded the fair value of plan assets plus amounts previously accrued related to the plans. The projected benefit obligation is recorded in other liabilities.

At December 31, 2009 and 2008, the additional minimum pension liability of $4,143,000 and $2,677,000 were offset by a reduction of shareholders' equity accumulated other comprehensive loss of $2,401,000 and $1,551,000, respectively, representing the after-tax impact of the additional minimum pension liability, and the related deferred tax asset of $1,742,000 and $1,126,000, respectively. The Company expects to recognize approximately $218,000 of the net actuarial loss reported in the following table as of December 31, 2009 as a component of net periodic benefit cost during 2010.

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net period benefit cost of the Company's defined benefit pension plans are presented in the following table.

                                                                 December 31,
                                                           --------------------
                                                               2009       2008
(in thoudsands)                                            --------------------
Net actuarial loss                                         ($3,547)    ($1,926)
Deferred tax benefit                                         1,492         810
Amount included in accumulated other comprehensive loss,   --------------------
  net of tax                                               ($2,055)    ($1,116)
                                                           ====================

Information pertaining to the activity in the supplemental retirement plans, using a measurement date of December 31, is as follows:

                                                                December 31,
                                                              2009         2008
                                                        ------------------------
                                                              (in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year                  ($11,016)     ($11,353)
Service cost                                                 (395)         (555)
Interest cost                                                (695)         (664)
Amendments                                                      -           214
Actuarial gain/(loss)                                      (1,720)          749
Benefits paid                                                 737           593
                                                        ------------------------
Benefit obligation at end of year                        ($13,089)     ($11,016)
                                                        ========================
Change in plan assets:
Fair value of plan assets at beginning of year             $   --        $   --
                                                        ------------------------
Fair value of plan assets at end of year                   $   --        $   --
                                                        ========================
Funded status                                            ($13,089)     ($11,016)
Unrecognized net obligation existing at January 1, 1986        19            21
Unrecognized net actuarial loss                             3,547         1,926
Unrecognized prior service cost                               577           730
Accumulated other comprehensive income                     (4,143)       (2,677)
                                                        ------------------------
Accrued benefit cost                                     ($13,089)     ($11,016)
                                                        ========================
Accumulated benefit obligation                           ($10,285)      ($8,712)

The following table sets forth the net periodic benefit cost recognized for the supplemental retirement plans:

                                                      Years Ended December 31,
                                                     2009       2008       2007
(in thousands)                                       --------------------------
Net pension cost included the following components:
Service cost-benefits earned during the period        $395      $555      $599
Interest cost on projected benefit obligation          695       664       583
Amortization of net obligation at transition             2         2         2
Amortization of prior service cost                     153       180       181
Recognized net actuarial loss                           99       148       113
                                                     --------------------------
Net periodic pension cost                            $1,344   $1,549    $1,478
                                                     ==========================

The following table sets forth assumptions used in accounting for the plans:

                                                        Years Ended December 31,
                                                        2009    2008    2007
                                                        ------------------------
Discount rate used to calculate benefit obligation      6.00%   6.50%   6.00%
Discount rate used to calculate net periodic pension
  cost                                                  6.00%   6.00%   5.75%
Average annual increase in executive compensation       4.00%   4.00%   4.00%
Average annual increase in director compensation        2.50%   2.50%   2.50%

The following table sets forth the expected benefit payments to participants and estimated contributions to be made by the Company under the supplemental retirement plans for the years indicated:

                                Expected Benefit     Estimated
                                Payments to          Company
    Years Ended                 Participants         Contributions
    -----------                 ----------------------------------
                                          (in thousands)
       2010                          $735              $735
       2011                           749               749
       2012                           822               822
       2013                           852               852
       2014                           852               852
       2014-2018                   $4,308            $4,308

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

The following table summarizes the activity in these loans for 2009 and 2008 (in thousands):

Balance December 31, 2007           $5,218
Advances/new loans                     392
Removed/payments                    (3,292)
                                    -------
Balance December 31, 2008           $2,318
Advances/new loans                   4,217
Removed/payments                    (1,290)
                                    -------
Balance December 31, 2009           $5,245
                                    =======

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

                                                            December 31,
                                                       ----------------------
                                                        2009           2008
Financial instruments whose amounts represent risk:        (in thousands)
  Commitments to extend credit:
    Commercial loans                                   $118,151      $138,666
    Consumer loans                                      405,959       452,349
    Real estate mortgage loans                           16,674        22,217
    Real estate construction loans                       19,258        24,708
    Standby letters of credit                             5,896         5,425
  Deposit account overdraft privilege                    36,489        35,883

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of one year or less or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on Management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, residential properties, and income-producing commercial properties.

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

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.
Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value, or the appraised value contains a significant assumption, and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Mortgage servicing rights are carried at fair value. A valuation model, which utilizes a discounted cash flow analysis using a discount rate and prepayment speed assumptions is used in the computation of the fair value measurement. While the prepayment speed assumption is currently quoted for comparable instruments, the discount rate assumption currently requires a significant degree of management judgment. As such, the Company classifies mortgage servicing rights subjected to recurring fair value adjustments as Level 3.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis:

Fair value at December 31, 2009           Total    Level 1     Level 2   Level 3
Securities available-for-sale:
Obligations of U.S. government
   corporations and agencies            $193,130        -     $193,130         -
Obligations of states and
   political subdivisions                 17,953        -       17,953         -
Corporate debt securities                    539        -          539         -
Mortgage servicing rights                  4,089        -            -    $4,089
                                       -----------------------------------------
Total assets measured at fair value     $215,711        -     $211,622    $4,089
                                       =========================================

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2009 and 2008. The amount included in the "Transfer into Level 3" column represents the beginning balance of an item in the period (interim quarter) for which it was designated as a Level 3 fair value measure (in thousands):

                                                       Change
                            Beginning     Transfers    Included                   Ending
                             Balance    into Level 3  in Earnings   Issuances     Balance
                            -------------------------------------------------------------

2009:
Mortgage servicing rights     $2,972            -       ($551)       $1,668      $4,089
2008:
Mortgage servicing rights          -       $4,328     ($1,689)         $333      $2,972


The table below presents the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis (in thousands):

Fair value at December 31, 2009           Total    Level 1     Level 2   Level 3
Impaired loans                           $49,247        -         -      $49,247
                                         ---------------------------------------
Total assets measured at fair value      $49,247        -         -      $49,247
                                         =======================================

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

The estimated fair values of the Company's financial instruments are as follows:



                                                  December 31, 2009                  December 31, 2008
                                            ---------------------------       -----------------------------
                                             Carrying           Fair            Carrying           Fair
                                              Amount           Value             Amount            Value
                                            ---------------------------       -----------------------------
Financial assets:                                  (in thousands)                     (in thousands)
  Cash and due from banks                     $61,033          $61,033           $86,355           $86,355
  Cash at Federal Reserve and other banks     285,556          285,556                 -                 -
  Securities available-for-sale               211,622          211,622           266,561           266,561
  Federal Home Loan Bank stock, at cost         9,274            9,274             9,235             9,235
  Loans, net                                1,464,738        1,502,988         1,563,259         1,623,697
  Cash value of life insurance                 48,694           48,694            46,815            46,815
  Accrued interest receivable                   7,763            7,763             7,935             7,935
Financial liabilities:
  Deposits                                  1,828,512        1,811,204         1,669,270         1,646,561
  Accrued interest payable                      3,614            3,614             6,146             6,146
  Other borrowings                             66,753           70,468           102,005           101,681
  Junior subordinated debt                     41,238           16,701            41,238            21,856

                                             Contract           Fair            Contract           Fair
Off-balance sheet:                            Amount            Value            Amount            Value
                                            --------------------------        -----------------------------
 Commitments                                 $560,042           $5,600          $637,940            $6,379
 Standby letters of credit                      5,896               59             5,425                54
 Overdraft privilege commitments               36,489              365            35,883               359

Note 18 - TriCo Bancshares Financial Statements

                 TriCo Bancshares (Parent Only) Balance Sheets
                                                                                   December 31,
                                                                            -------------------------
                                                                              2009           2008
                                                                            -------------------------
Assets                                                                             (in thousands)
Cash and Cash equivalents                                                       $575          $1,071
Investment in Tri Counties Bank                                              240,340         237,473
Other assets                                                                   1,238           1,239
                                                                            -------------------------
  Total assets                                                              $242,153        $239,783
                                                                            =========================
Liabilities and shareholders' equity
Other liabilities                                                               $266            $613
Junior subordinated debt                                                      41,238          41,238
                                                                            -------------------------
   Total liabilities                                                         $41,504         $41,851
                                                                            ==========================
Shareholders' equity:
Common stock, no par value: authorized 50,000,000 shares;
 issued and outstanding 15,787,753 and 15,756,101 shares, respectively       $79,508         $78,246
Retained earnings                                                            118,863         117,630
Accumulated other comprehensive loss, net                                      2,278           2,056
    Total shareholders' equity                                              $200,649        $197,932
                                                                            -------------------------
    Total liabilities and shareholders' equity                              $242,153        $239,783
                                                                            =========================

Statements of Income                                            Years ended December 31,
                                                         -----------------------------------
                                                          2009           2008          2007
                                                         -----------------------------------
                                                                    (in thousands)
Dividend income                                             $ -             $2          $18
Interest expense                                         (1,503)        (2,580)      (3,296)
Administration expense                                     (622)          (536)        (701)
                                                         -----------------------------------
Loss before equity in net income of Tri Counties Bank    (2,125)        (3,114)      (3,980)
Equity in net income of Tri Counties Bank:
   Distributed                                            9,060         12,349       13,941
   Undistributed                                          2,137          6,256       14,055
Income tax benefit                                          890          1,307        1,677
                                                         ----------------------------------
Net income                                               $9,962        $16,798      $25,693
                                                         ===================================


Statements of Cash Flows                                            Years ended December 31,
                                                                ----------------------------------
                                                                 2009           2008        2007
                                                                ----------------------------------
Operating activities:                                                      (in thousands)
   Net income                                                   $9,962       $16,798      $25,693
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Undistributed equity in Tri Counties Bank                  (2,137)       (6,256)     (14,055)
     Stock option vesting expense                                  477           629          782
     Stock option excess tax benefits                              (30)          444       (1,731)
     Net change in other assets and liabilities                   (824)         (490)        (754)
                                                                ----------------------------------
       Net cash provided by operating activities                 7,448        11,125        9,935
Investing activities: None
Financing activities:
     Issuance of common stock through option exercise              235             -          704
     Stock option excess tax benefits                               30          (444)       1,731
     Repurchase of common stock                                      -        (2,822)      (4,167)
     Cash dividends paid  --  common                            (8,209)       (8,193)      (8,270)
                                                                ----------------------------------
       Net cash used for financing activities                   (7,944)      (11,459)     (10,002)
                                                                ----------------------------------
       Increase (decrease) in cash and cash equivalents           (496)         (334)         (67)
Cash and cash equivalents at beginning of year                    1,071         1,405        1,472
                                                                ----------------------------------
Cash and cash equivalents at end of year                           $575        $1,071       $1,405
                                                                ==================================

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2009, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2009, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that Management believes have changed the institution's category. The Bank's actual capital amounts and ratios are also presented in the table.


                                                                                                             Minimum
                                                                                                           To Be Well
                                                                                                        Capitalized Under
                                                                                   Minimum              Prompt Corrective
                                                        Actual               Capital Requirement        Action Provisions
                                               ---------------------------------------------------------------------------
                                                  Amount       Ratio           Amount      Ratio        Amount      Ratio
                                               ---------------------------------------------------------------------------

As of December 31, 2009:                                                (dollars in thousands)
in thousands)
Total Capital (to Risk Weighted Assets):
     Consolidated                             $245,272        13.36%          $146,906     8.0%          N/A         N/A
     Tri Counties Bank                        $244,947        13.35%          $146,806     8.0%          $183,507    10.0%
Tier 1 Capital (to Risk Weighted Assets):
    Consolidated                              $222,118        12.10%           $73,453     4.0%          N/A         N/A
    Tri Counties Bank                         $221,809        12.09%           $73,403     4.0%          $110,104     6.0%
Tier 1 Capital (to Average Assets):
    Consolidated                              $222,118        10.48%           $84,759     4.0%          N/A         N/A
    Tri Counties Bank                         $221,809        10.47%           $84,707     4.0%          $105,884     5.0%

As of December 31, 2008:
Total Capital (to Risk Weighted Assets):
    Consolidated                              $244,032        12.42%          $157,155     8.0%          N/A         N/A
    Tri Counties Bank                         $243,557        12.41%          $157,055     8.0%          $196,318    10.0%
Tier 1 Capital (to Risk Weighted Assets):
    Consolidated                              $219,407        11.17%           $78,577     4.0%          N/A         N/A
    Tri Counties Bank                         $218,948        11.15%           $78,527     4.0%          $117,791     6.0%
Tier 1 Capital (to Average Assets):
    Consolidated                              $219,407        11.09%           $79,147     4.0%          N/A         N/A
    Tri Counties Bank                         $218,948        11.07%           $79,093     4.0%           $98,866     5.0%


Note 20 - Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the four quarters of 2009 and 2008, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

                                              2009 Quarters Ended
                            ----------------------------------------------------
                             December 31,    September 30,  June 30,   March 31,
                            ----------------------------------------------------
                               (dollars in thousands, except per share data)
Interest income                $27,130        $27,889        $28,432    $28,882
Interest expense                 4,661          4,784          5,286      5,884
                              --------      ---------        -------    --------
Net interest income             22,469         23,105         23,146     22,998
Provision for loan losses        7,800          8,000          7,850      7,800
                              --------      ---------        -------    --------
Net interest income after
  provision for loan losses     14,669         15,105         15,296     15,198
Noninterest income               7,925          7,793          7,996      6,615
Noninterest expense             19,528         19,377         19,344     17,201
                               -------       --------        -------    --------
Income before income taxes       3,066          3,521          3,948      4,612
Income tax expense                 753          1,266          1,436      1,730
                              --------      ---------       --------    --------
Net income                    $  2,313       $  2,255       $  2,512   $  2,882
                              ========       ========       ========   =========
Per common share:
  Net income (diluted)        $   0.14       $   0.14       $   0.16   $   0.18
                              ========       ========       ========   =========
  Dividends                   $   0.13       $   0.13       $   0.13   $   0.13
                              ========       ========       ========   =========


                                              2008 Quarters Ended
                            ----------------------------------------------------
                             December 31,    September 30,  June 30,   March 31,
                            ----------------------------------------------------
                                 (dollars in thousands, except per share data)
Interest income                $29,679       $29,971        $30,332      $31,130
Interest expense                 7,064         7,252          7,471        9,765
                              --------       -------      ---------      -------
Net interest income             22,615        22,719         22,861       21,365
Provision for loan losses        5,450         2,600          8,800        4,100
                              --------       -------      ---------      -------
Net interest income after
  provision for loan losses     17,165        20,119         14,061       17,265
Noninterest income               6,165         6,792          7,280        6,850
Noninterest expense             16,732        16,589         17,844       17,573
                              --------       -------       --------     --------
Income before income taxes       6,598        10,322          3,497        6,542
Income tax expense               2,357         4,087          1,223        2,494
                              --------      --------       --------      -------
Net income                    $  4,241      $  6,235       $  2,274      $ 4,048
                              ========      ========       ========      =======
Per common share:
  Net income (diluted)        $   0.26      $   0.39       $   0.14      $  0.25
                              ========      ========       ========      =======
  Dividends                   $   0.13      $   0.13       $   0.13      $  0.13
                              ========      ========       ========      =======

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2009.

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

Moss Adams LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements as of and for the year ended December 31, 2009, and the Company's effectiveness of internal control over financial reporting as of December 31, 2009, as stated in its reports, which are included herein.


/s/Richard P. Smith
-------------------
Richard P. Smith
President and Chief Executive Officer



/s/Thomas J. Reddish
--------------------
Thomas J. Reddish
Executive Vice President and Chief Financial Officer


March 10, 2010

Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders
TriCo Bancshares

We have audited the accompanying consolidated balance sheets of TriCo Bancshares and subsidiary, (the Company) as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2009. We have also audited TriCo Bancshares internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TriCo's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. An audit of the financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TriCo Bancshares and subsidiary as of December 31, 2009 and 2008 and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion TriCo Bancshares maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the COSO the COSO

/s/ Moss Adams LLP

Stockton, California
March 10, 2010

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During 2008 and 2009 there were no changes in the Company's accountants.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, the end of the period covered by this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2009, the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

(b) Management's Report on Internal Control over Financial Reporting and Attestation Report of Registered Public Accounting Firm

Management's report on internal control over financial reporting is set forth on page 81 of this report and is incorporated herein by reference. The effectiveness of the Company's internal control over financial reporting as of December 31, 2009 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in its report, which is set forth on page 82 of this report and is incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B. OTHER INFORMATION

All information required to be disclosed in a current report on Form 8-K during the fourth quarter of 2009 was so disclosed.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 25, 2010, which will be filed with the Commission pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 25, 2010, which will be filed with the Commission pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 25, 2010, which will be filed with the Commission pursuant to Regulation 14A.

ITEM  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 25, 2010, which will be filed with the Commission pursuant to Regulation 14A.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the Company's Proxy Statement for the annual meeting of shareholders to be held on May 25, 2010, which will be filed with the Commission pursuant to Regulation 14A.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

     1.   All Financial Statements.

          The  consolidated  financial  statements of Registrant are included in
          Item 8 of this report, and are incorporated herein by reference.

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

Date:  March 10, 2010          TRICO BANCSHARES

                        By:   /s/Richard P. Smith
                              -------------------
                              Richard P. Smith, President
                              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



Date:  March 10, 2010          /s/Richard P. Smith
                              --------------------
                              Richard P. Smith, President, Chief Executive
                              Officer and Director (Principal Executive Officer)


Date:  March 10, 2010          /s/Thomas J. Reddish
                              ---------------------
                              Thomas J. Reddish, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)


Date:  March 10, 2010          /s/Donald J. Amaral
                              --------------------
                              Donald J. Amaral, Director


Date:  March 10, 2010          /s/William J. Casey
                              --------------------
                              William J. Casey, Director and Chairman
                              of the Board


Date:  March 10, 2010          /s/Craig S. Compton
                              --------------------
                              Craig S. Compton, Director

Date:  March 10, 2010          /s/L. Gage Chrysler
                              --------------------
                              L. Gage Chrysler, Director



Date:  March 10, 2010          /s/John S.A. Hasbrook
                              ---------------------
                              John S.A. Hasbrook, Director



Date:  March 10, 2010          /s/Michael W. Koehnen
                              ----------------------
                              Michael W. Koehnen, Director



Date:  March 10, 2010          /s/Donald E. Murphy
                              --------------------
                              Donald E. Murphy, Director and
                              Vice Chairman of the Board



Date:  March 10, 2010          /s/Steve G. Nettleton
                              ---------------------
                              Steve G. Nettleton, Director



Date:  March 10 2010          /s/Carroll R. Taresh
                              ---------------------
                              Carroll R. Taresh, Director



Date:  March 10, 2010          /s/Alex A Vereschagin
                              ----------------------
                              Alex A. Vereschagin, Jr., Director



Date:  March 10, 2010          /s/W. Virgina Walker
                              ---------------------
                              W. Virginia Walker, Director

Exhibit No.                   Exhibit Index
----------                    -------------

     3.1 Restated Articles of Incorporation, filed as Exhibit 3.1 to TriCo's Current Report on Form 8-K filed on March 16, 2009.

     3.2 Bylaws of TriCo Bancshares, as amended, filed as Exhibit 3.2 to TriCo's Current Report on Form 8-K filed March 16, 2009.

     4 Certificate of Determination of Preferences of Series AA Junior Participating Preferred Stock filed as Exhibit 3.3 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

     10.1 Rights Agreement dated June 25, 2001, between TriCo and Mellon Investor Services LLC filed as Exhibit 1 to TriCo's Form 8-A dated July 25, 2001.

     10.2* Form of Change of Control Agreement dated as of August 23, 2005, between TriCo, Tri Counties Bank and each of Dan Bailey, Bruce Belton, Craig Carney, Gary Coelho, Rick Miller, Richard O'Sullivan, Thomas Reddish, and Ray Rios filed as Exhibit 10.2 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

     10.5* TriCo's  1995  Incentive  Stock  Option  Plan filed as Exhibit 4.1 to
          TriCo's Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063).

     10.6* TriCo's 2001 Stock Option Plan, as amended,  filed as Exhibit 10.7 to
          TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

     10.7* TriCo's 2009 Equity Incentive plan, included as Appendix A to TriCo's definitive proxy statement filed on April 4, 2009.

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

     32.2 Section 1350 Certification of CFO

     *    Management contract or compensatory plan or arrangement

Exhibit 23.1

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in Registration Statement No. 033-62063, No. 333-66064 and No. 333-115455 on Form S-8 of our report dated
March 10, 2010, relating to the consolidated financial statements and the effectiveness of internal controls over financial reporting, appearing in this Annual Report on Form 10-K of TriCo Bancshares for the year ended December 31, 2009.

/s/Moss Adams LLP

Stockton, California
March 10, 2010


Exhibit 31.1

Rule 13a-14/15d-14 Certification of CEO

I, Richard P. Smith, certify that;

     1.   I have reviewed this annual report on Form 10-K of TriCo Bancshares;
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:
          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
          c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and
          d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  March 10, 2010        /s/Richard P. Smith
                            --------------------
                            Richard P. Smith
                            President and Chief Executive Officer

Exhibit 31.2

Rule 13a-14/15d-14 Certification of CFO

I, Thomas J. Reddish, certify that;

          1.   I have  reviewed  this  annual  report  on  Form  10-K  of  TriCo
               Bancshares;
          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and
               15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:
               a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
               b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
               c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and
               d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
               a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
               b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: March 10, 2010         /s/Thomas J. Reddish
                            ---------------------
                            Thomas J. Reddish
                            Executive Vice President and Chief Financial Officer

Exhibit 32.1

Section 1350 Certification of CEO

In connection with the Annual Report of TriCo Bancshares (the "Company") on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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



Exhibit 32.2

Section 1350 Certification of CFO

In connection with the Annual Report of TriCo Bancshares (the "Company") on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Reddish, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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