Form 10-Q
period 2010-03-31
TRICO BANCSHARES /
filed 2010-05-10
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2010
Commission file number 0-10661
TRICO BANCSHARES
(Exact name of registrant as specified in its charter)

California	94-2792841

(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)
63 Constitution Drive, Chico, California 95973
(Address of principal executive offices) (Zip code)
(530) 898-0300
Registrant’s telephone number, including area code:
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
Yes ☑ No ☐
     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Title of Class: Common stock, no par value
Outstanding shares as of April 30, 2010: 15,860,138

FORWARD-LOOKING STATEMENTS
This report on Form 10-Q contains forward-looking statements about TriCo Bancshares (the “Company”) that are subject to the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current knowledge and belief of the Company’s management (“Management”) and include information concerning the Company’s possible or assumed future financial condition and results of operations. When you see any of the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions, it may mean the Company is making forward-looking statements. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. The reader is directed to the Company’s annual report on Form 10-K for the year ended December 31, 2009, and Part II, Item 1A of this report for further discussion of factors which could affect the Company’s business and cause actual results to differ materially from those suggested by any forward-looking statement made in this report. Such Form 10-K and this report should be read to put any forward-looking statements in context and to gain a more complete understanding of the risks and uncertainties involved in the Company’s business. Any forward-looking statement may turn out to be wrong and cannot be guaranteed. The Company does not intend to update any forward-looking statement after the date of this report.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TRICO BANCSHARES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data; unaudited)

	At March 31,		At December 31,
	2010	2009	2009

Assets:
Cash and due from banks	$46,348	$52,829	$61,033
Cash at Federal Reserve and other banks	262,316	84,412	285,556

Cash and cash equivalents	308,664	137,241	346,589
Securities available-for-sale	292,065	279,122	211,622
Federal Home Loan Bank stock, at cost	9,274	9,235	9,274
Loans, net of allowance for loan losses of $36,340, $32,774 and $35,473	1,418,849	1,534,182	1,464,738
Foreclosed assets, net of allowance for losses of $190, $392 and $190	5,579	2,407	3,726
Premises and equipment, net	19,178	18,537	18,742
Cash value of life insurance	49,120	47,095	48,694
Accrued interest receivable	7,715	7,970	7,763
Goodwill	15,519	15,519	15,519
Other intangible assets, net	260	519	325
Other assets	43,364	26,525	43,528

Total Assets	$2,169,587	$2,078,352	$2,170,520

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$378,695	$371,639	$377,334
Interest-bearing	1,454,602	1,355,067	1,451,178

Total deposits	1,833,297	1,726,706	1,828,512
Accrued interest payable	3,064	5,769	3,614
Reserve for unfunded commitments	3,640	2,740	3,640
Other liabilities	27,112	25,272	26,114
Other borrowings	60,952	76,081	66,753
Junior subordinated debt	41,238	41,238	41,238

Total Liabilities	1,969,303	1,877,806	1,969,871

Commitments and contingencies Shareholders’ equity:
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding:
15,860,138 at March 31, 2010	80,863
15,782,753 at March 31, 2009		79,132
15,787,753 at December 31, 2009			79,508
Retained earnings	117,368	117,940	118,863
Accumulated other comprehensive income, net	2,053	3,474	2,278

Total shareholders’ equity	200,284	200,546	200,649

Total liabilities and shareholders’ equity	$2,169,587	$2,078,352	$2,170,520

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data; unaudited)

	Three months ended March 31,
	2010	2009
Interest and dividend income:
Loans, including fees	$22,813	$25,513
Debt securities:
Taxable	2,755	3,083
Tax exempt	208	264
Dividends	6	—
Cash at Federal Reserve and other banks	154	22

Total interest income	25,936	28,882

Interest Expense:
Deposits	3,058	5,202
Other borrowings	594	242
Junior subordinated debt	306	440

Total interest expense	3,958	5,884

Net interest income	21,978	22,998

Provision for loan losses	8,500	7,800

Net interest income after provision for loan losses	13,478	15,198

Noninterest income:
Service charges and fees	5,735	5,052
Gain on sale of loans	585	641
Commissions on sale of non-deposit investment products	267	489
Increase in cash value of life insurance	426	280
Other	534	153

Total noninterest income	7,547	6,615

Noninterest expense:
Salaries and related benefits	10,150	9,789
Other	8,653	7,412

Total noninterest expense	18,803	17,201

Income before income taxes	2,222	4,612
Provision for income taxes	664	1,730

Net income	$1,558	$2,882

Average shares outstanding	15,822,789	15,774,624
Diluted average shares outstanding	16,073,875	16,019,488

Per share data:
Basic earnings	$0.10	$0.18
Diluted earnings	$0.10	$0.18
Dividends paid	$0.13	$0.13
The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data; unaudited)

				Accumulated
	Shares of			Other
	Common	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income	Total

Balance at December 31, 2008	15,756,101	$78,246	$117,630	$2,056	$197,932
Comprehensive income:
Net income			2,882		2,882
Change in net unrealized gain on Securities available for sale, net				1,418	1,418

Total comprehensive income					4,300
Stock option vesting		137			137
Stock options exercised	53,213	828			828
Tax benefit of stock options exercised		53			53
Repurchase of common stock	(26,561)	(132)	(520)		(652)
Dividends paid ($0.13 per share)			(2,052)		(2,052)

Balance at March 31, 2009	15,782,753	$79,132	$117,940	$3,474	$200,546

Balance at December 31, 2009	15,787,753	$79,508	$118,863	$2,278	$200,649

Comprehensive income:
Net income			1,558		1,558
Change in net unrealized loss on Securities available for sale, net				(225)	(225)

Total comprehensive income					1,333
Stock option vesting		109			109
Stock options exercised	146,403	1,229			1,229
Tax benefit of stock options exercised		390			390
Repurchase of common stock	(74,018)	(373)	(991)		(1,364)
Dividends paid ($0.13 per share)			(2,062)		(2,062)

Balance at March 31, 2010	15,860,138	$80,863	$117,368	$2,053	$200,284

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	For the three months ended March 31,
	2010	2009

Operating activities:
Net income	$1,558	$2,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	927	834
Amortization of intangible assets	65	134
Provision for loan losses	8,500	7,800
Amortization of investment securities premium, net	170	77
Originations of loans for resale	(30,472)	(45,142)
Proceeds from sale of loans originated for resale	30,787	45,401
Gain on sale of loans	(585)	(641)
Change in fair value of mortgage servicing rights	49	173
Provision for losses on foreclosed assets	—	162
Gain on sale of foreclosed assets	(40)	—
Loss on disposal of fixed assets	25	5
Increase in cash value of life insurance	(426)	(280)
Stock option vesting expense	109	137
Stock option excess tax benefits	(390)	(53)
Change in reserve for unfunded commitments	—	175
Change in:
Interest receivable	48	(35)
Interest payable	(550)	(377)
Other assets and liabilities, net	1,709	575

Net cash provided by operating activities	11,484	11,827

Investing activities:
Proceeds from maturities of securities available-for-sale	20,254	19,205
Purchases of securities available-for-sale	(101,255)	(29,396)
Loan originations and principal collections, net	35,342	19,893
Proceeds from sale of foreclosed assets	233	—
Proceeds from sale of premises and equipment	1	—
Purchases of premises and equipment	(1,161)	(332)

Net cash (used) provided by investing activities	(46,586)	9,370

Financing activities:
Net increase in deposits	4,785	57,436
Payments of principal on long-term other borrowings	—	(22)
Net decrease in short-term other borrowings	(5,801)	(25,902)
Stock option excess tax benefits	390	53
Repurchase of common stock	(338)	—
Dividends paid	(2,062)	(2,052)
Exercise of stock options	203	176

Net cash provided (used) by financing activities	(2,823)	29,689

Net decrease in cash and cash equivalents	(37,925)	50,886

Cash and cash equivalents at beginning of period	346,589	86,355

Cash and cash equivalents at end of period	$308,664	$137,241

Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned	$2,047	$1,384
Unrealized net gain on securities available for sale	($388)	$2,447
Market value of shares tendered by employees in-lieu of cash to pay for exercise options and/or related taxes	$1,026	$652
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$4,508	$6,261
Cash paid for income taxes	—	$192
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: General Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The interim results are not necessarily indicative of the results expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Tri Counties Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation.
Nature of Operations
The Company operates 32 traditional branch offices and 26 in-store branch offices in the California counties of Butte, Contra Costa, Del Norte, Fresno, Glenn, Kern, Lake, Lassen, Madera, Mendocino, Merced, Napa, Nevada, Placer, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare, Yolo and Yuba. The Company’s operating policy since its inception has emphasized retail banking. Most of the Company’s customers are retail customers and small to medium sized businesses.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, investments, intangible assets, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The allowance for loan losses, goodwill and other intangible assessments, income taxes, and the valuation of mortgage servicing rights are the only accounting estimates that materially affect the Company’s consolidated financial statements.
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
Investment Securities
The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. During the three months ended March 31, 2010, and throughout 2009, the Company did not have any securities classified as either held-to-maturity or trading.

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:

		March 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
Securities Available-for-Sale
Obligations of U.S. government corporations and agencies	$267,633	$8,110	$(298)	$275,445
Obligations of states and political subdivisions	15,843	298	(64)	16,077
Corporate debt securities	1,000	—	(457)	543

Total securities available-for-sale	$284,476	$8,408	$(819)	$292,065

		December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
Securities Available-for-Sale
Obligations of U.S. government corporations and agencies	$184,962	$8,168	$—	$193,130
Obligations of states and political subdivision	17,683	341	(71)	17,953
Corporate debt securities	1,000	—	(461)	539

Total securities available-for-sale	$203,645	$8,509	$(532)	$211,622

The amortized cost and estimated fair value of debt securities at March 31, 2010 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2010, obligations of U.S. government corporations and agencies with a cost basis totaling $267,633,000 consist almost entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At March 31, 2010, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 3.8 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

		Estimated
	Amortized Cost	Fair Value
	(in thousands)
Investment Securities
Due in one year	—	—
Due after one year through five years	$47,651	$48,828
Due after five years through ten years	32,373	32,859
Due after ten years	204,452	210,378

Totals	$284,476	$292,065

Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of other accumulated comprehensive income (loss) in shareholders’ equity until realized. During the three months ended March 31, 2010, and throughout 2009, the Company did not sell any investment securities.
Investment securities with an aggregate carrying value of $219,101,000 and $201,388,000 at March 31, 2010 and December 31, 2009, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

March 31, 2010			(in thousands)
Securities Available-for-Sale:
Obligations of U.S. government corporations and agencies	$79,617	($298)	—	—	$79,617	($298)
Obligations of states and political subdivisions	886	(13)	960	(51)	1,846	(64)
Corporate debt securities	—	—	543	(457)	543	(457)

Total securities available-for-sale	$80,503	($311)	$1,503	($508)	$82,006	($819)

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

December 31, 2009			(in thousands)
Securities Available-for-Sale:
Obligations of U.S. government corporations and agencies	$15	—	—	—	$15	—
Obligations of states and political subdivisions	898	(13)	1,011	(58)	1,909	(71)
Corporate debt securities	—	—	539	(461)	539	(461)

Total securities available-for-sale	$913	($13)	$1,550	($519)	$2,463	($532)

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At March 31, 2010, five debt securities representing obligations of U.S. government corporations and agencies had an unrealized loss with aggregate depreciation of 0.37% from the Company’s amortized cost basis.
Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At March 31, 2010, three debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 3.34% from the Company’s amortized cost basis.
Obligations of corporation debt securities: The unrealized losses on investments in corporate debt securities were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At March 31, 2010, one corporate debt security had an unrealized loss with aggregate depreciation of 45.7% from the Company’s amortized cost basis.
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

Federal Home Loan Bank Stock
Federal Home Loan Bank stock represents the Company’s investment in the stock of the Federal Home Loan Bank of San Francisco (“FHLB”) and is carried at par value, which reasonably approximates its fair value. While technically these are considered equity securities, there is no market for the FHLB stock. Therefore, the shares are considered as restricted investment securities. Management periodically evaluates FHLB stock for other-than-temporary impairment. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.
Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors of current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. At March 31, 2010, March 31, 2009, and December 31, 2009, the Company’s balance of loans held for sale was immaterial.
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
Loans
Loans are reported at the principal amount outstanding, net of unearned income and the allowance for loan losses. Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loan’s yield over the actual life of the loan. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is generally discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When loans are 90 days past due, but in management’s judgment are well secured and in the process of collection, they may be classified as accrual. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of Management, the loans are estimated to be fully collectible as to both principal and interest. All impaired loans are classified as nonaccrual loans. At March 31, 2010, $10,817,000 of loans were troubled debt restructured and classified as impaired. The Company had obligations to lend $471,000 of additional funds on the restructured loans as of March 31, 2010.
Reserve for Unfunded Commitments
The reserve for unfunded commitments is established through a provision for losses — unfunded commitments charged to noninterest expense. The reserve for unfunded commitments is an amount that Management believes will be adequate to absorb probable losses inherent in existing commitments, including unused portions of revolving lines of credits and other loans, standby letters of credits, and unused deposit account overdraft privilege. The reserve for unfunded commitments is based on evaluations of the collectibility, and prior loss experience of unfunded commitments. The evaluations take into consideration such factors as changes in the nature and size of the loan portfolio, overall loan portfolio quality, loan concentrations, specific problem loans and related unfunded commitments, and current economic conditions that may affect the borrower’s or depositor’s ability to pay.
Allowance for Loan Losses
The allowance for loan losses is established through a provision for loan losses charged to expense. Loans and deposit related overdrafts are charged against the allowance for loan losses when Management believes that the collectibility of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. The allowance is an amount that Management believes will be adequate to absorb probable losses inherent in existing loans and leases, based on evaluations of the collectibility, impairment and prior loss experience of loans and leases. The evaluations take into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. The Company defines a loan as impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.
Credit risk is inherent in the business of lending. As a result, the Company maintains an allowance for loan losses to absorb losses inherent in the Company’s loan portfolio. This is maintained through periodic charges to earnings. These charges are shown in the Consolidated Income Statements as provision for loan losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance. However, for a variety of reasons, not all losses are immediately known to the Company and, of those that are known, the full extent of the loss may not be quantifiable at that point in time. The balance of the Company’s allowance for loan losses is meant to be an estimate of these unknown but probable losses inherent in the portfolio. For purposes of this discussion, “loans” shall include all loans and lease contracts that are part of the Company’s portfolio.
The Company formally assesses the adequacy of the allowance on a quarterly basis. Determination of the adequacy is based on ongoing assessments of the probable risk in the outstanding loan portfolio, and to a lesser extent the Company’s loan commitments. These assessments include the periodic re-grading of credits based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment, growth of the portfolio as a whole or by segment, and other factors as warranted. Loans are initially graded when originated. They are re-graded as they are renewed, when there is a new loan to the same borrower, when identified facts demonstrate heightened risk of nonpayment, or if they become delinquent. Re-grading of larger problem loans occurs at least quarterly. Confirmation of the quality of the grading process is obtained by independent credit reviews conducted by consultants specifically hired for this purpose and by various bank regulatory agencies.
The Company’s method for assessing the appropriateness of the allowance for loan losses includes specific allowances for identified problem loans and leases, formula allowance factors for pools of credits, and allowances for changing environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowance factors for loan pools are based on the previous 5 years historical loss experience by product type. Allowances for specific loans are based on analysis of individual credits. Allowances for changing environmental factors are Management’s best estimate of the probable impact these changes have had on the loan portfolio as a whole. This process is explained in detail in the notes to the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2009.
Based on the current conditions of the loan portfolio, Management believes that the allowance for loan losses ($36,340,000) and the reserve for unfunded commitments ($3,640,000), which collectively stand at $39,980,000 at March 31, 2010, are adequate to absorb probable losses inherent in the Company’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (dollars in thousands):

	Three months ended March 31,
Allowance for loan losses:	2010	2009
Balance at beginning of period	$35,473	$27,590
Provision for loan losses	8,500	7,800
Loans charged off:
Real estate mortgage:
Residential	(455)	(90)
Commercial	(2,567)	(42)
Consumer:
Home equity lines	(2,242)	(1,305)
Home equity loans	(408)	(105)
Auto indirect	(526)	(665)
Other consumer	(340)	(315)
Commercial	(526)	(479)
Construction:
Residential	(1,037)	—
Commercial	—	—

Total loans charged off	(8,101)	(3,001)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	—	—
Commercial	27	15
Consumer:
Home equity lines	44	2
Home equity loans	—	—
Auto indirect	160	136
Other consumer	202	196
Commercial	14	32
Construction:
Residential	21	4
Commercial	—	—

Total recoveries of previously charged off loans	468	385

Net charge-offs	(7,633)	(2,616)

Balance at end of period	$36,340	$32,774

Reserve for unfunded commitments:
Balance at beginning of period	$3,640	$2,565
Provision for losses — unfunded commitments	—	175

Balance at end of period	$3,640	$2,740

Balance at end of period:
Allowance for loan losses	$36,340	$32,774
Reserve for unfunded commitments	3,640	2,740

Allowance for losses	$39,980	$35,514

As a percentage of total loans:
Allowance for loan losses	2.50%	2.09%
Reserve for unfunded commitments	0.25%	0.18%

Allowance for losses	2.75%	2.27%

Loans classified as nonaccrual were classified as impaired and are included in the recorded balance of impaired loans. The Company’s recorded investment in impaired loans was as follows (dollars in thousands):

	March 31,	December 31,	March 31,
	2010	2009	2009

Impaired loans with no allocated allowance	$52,815	$35,807	$12,865
Impaired loans with allocated allowance	18,792	14,554	20,561

Total impaired loans	$71,607	$50,361	$33,426

Allowance for loan losses allocated to impaired loans	$6,860	$6,089	$8,982

The valuation allowance allocated to impaired loans is included in the allowance for loan losses shown above. The average recorded investment in impaired loans was $60.9 million and $30.4 million for the three months ended March 31, 2010 and 2009, respectively. The Company recognized interest income on impaired loans of $410,000 and $146,000 for the three months ended March 31, 2010 and 2009, respectively.
Mortgage Servicing Rights
Mortgage servicing rights (MSRs) represent the Company’s right to a future stream of cash flows based upon the contractual servicing fee associated with servicing mortgage loans. Our MSRs arise from residential mortgage loans that we originate and sell, but retain the right to service the loans. For sales of residential mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on the fair values of the loan and the servicing right. The net gain from the retention of the servicing right is included in gain on sale of loans in noninterest income when the loan is sold. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. MSRs are included in other assets. Servicing fees are recorded in noninterest income when earned.
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
The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2010	2009

Mortgage servicing rights:
Balance at beginning of period	$4,089	$2,972
Additions	270	382
Change in fair value	(49)	(173)

Balance at end of period	$4,310	$3,181

Servicing fees received	$307	$269
Balance of loans serviced at:
Beginning of period	$505,947	$431,195
End of period	$518,803	$450,955
Weighted-average prepayment speed (CPR)	15.5%	22.0%
Discount rate	9.0%	9.0%

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
Foreclosed Assets
Foreclosed assets include assets acquired through, or in lieu of, loan foreclosure. Foreclosed assets are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other noninterest expense.
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
The following table summarizes the Company’s goodwill intangible as of March 31, 2010 and December 31, 2009.

	December 31,			March 31,
(Dollars in Thousands)	2009	Additions	Reductions	2010
Goodwill	$15,519	—	—	$15,519

The following table summarizes the Company’s core deposit intangibles as of March 31, 2010 and December 31, 2009.

	December 31,			March 31,
(Dollars in Thousands)	2009	Additions	Reductions	2010
Core deposit intangibles	$3,365	—	—	$3,365
Accumulated amortization	(3,040)	—	($65)	(3,105)

Core deposit intangibles, net	$325	—	($65)	$260

Core deposit intangibles are amortized over their expected useful lives. Such lives are periodically reassessed to determine if any amortization period adjustments are indicated. The following table summarizes the Company’s estimated core deposit intangible amortization for each of the five succeeding years:

Estimated Core Deposit
Intangible Amortization
Years Ended	(Dollar in thousands)
2010	$260
2011	$65
Thereafter	—

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
On December 31 of each year, goodwill is tested for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Currently, and historically, the Company is comprised of only one reporting unit that operates within the business segment it has identified as “community banking”.
Income Taxes
The Company’s accounting for income taxes is based on an asset and liability approach. The Company recognizes the amount of taxes payable or refundable for the current year, and deferred tax assets and liabilities for the future tax consequences that have been recognized in its financial statements or tax returns. The measurement of tax assets and liabilities is based on the provisions of enacted tax laws.
Stock-Based Compensation
The following table shows the number, weighted-average exercise price, intrinsic value, weighted average remaining contractual life, average remaining vesting period, and remaining compensation cost to be recognized over the remaining vesting period of options exercisable, options not yet exercisable, and total options outstanding as of March 31, 2010:

		Currently
	Currently	Not	Total
(dollars in thousands except exercise price)	Exercisable	Exercisable	Outstanding
Number of options	1,043,035	177,150	1,220,185
Weighted average exercise price	$14.67	$20.17	$15.47
Intrinsic value	$5,720	$261	$5,981
Weighted average remaining contractual term (yrs.)	3.93	7.71	4.48
The options for 177,150 shares that are not currently exercisable as of March 31, 2010 are expected to vest, on a weighted-average basis, over the next 2.72 years, and the Company is expected to recognize $951,000 of compensation costs related to these options as they vest.

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
Earnings per share have been computed based on the following:

	Three months ended March 31,
	2010	2009
	(in thousands)
Net income	$1,558	$2,882

Average number of common shares outstanding	15,823	15,775
Effect of dilutive stock options	251	244

Average number of common shares outstanding used to calculate diluted earnings per share	16,074	16,019

There were 383,350 and 552,870 options excluded from the computation of diluted earnings per share for the three month periods ended March 31, 2010 and 2009, respectively, because the effect of these options was antidilutive.
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
The components of other comprehensive income (loss) and related tax effects are as follows:

	Three months ended March 31,
	2010	2009
	(in thousands)
Unrealized holding (losses) gains on available-for-sale securities	($388)	$2,447
Tax effect	163	(1,029)

Unrealized holding (losses) gains on available-for-sale securities, net of tax	($225)	$1,418

The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows:

	March 31,	December 31,
	2010	2009
	(in thousands)
Net unrealized gains on available-for-sale securities	$7,589	$7,977
Tax effect	(3,191)	(3,354)

Unrealized holding gains on available-for-sale securities, net of tax	4,398	4,623

Minimum pension liability	(4,143)	(4,143)
Tax effect	1,742	1,742

Minimum pension liability, net of tax	(2,401)	(2,401)
Joint beneficiary agreement liability	97	97
Tax effect	(41)	(41)

Joint beneficiary agreement liability, net of tax	56	56

Accumulated other comprehensive loss	$2,053	$2,278

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

	Three months ended March 31,
	2010	2009
	(in thousands)
Net pension cost included the following components:
Service cost-benefits earned during the period	$131	$99
Interest cost on projected benefit obligation	191	174
Amortization of net obligation at transition	1	—
Amortization of prior service cost	38	38
Recognized net actuarial loss	54	25

Net periodic pension cost	$415	$336

During the three months ended March 31, 2010 and 2009, the Company contributed and paid out as benefits $190,000 and $155,000, respectively, to participants under the plans. For the year ending December 31, 2010, the Company expects to contribute and pay out as benefits $733,000 to participants under the plans.
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
The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observable nature of the assumptions used to determine fair value. These levels are:
Level 1 —	Valuation is based upon quoted prices for identical instruments traded in active markets

Level 2 —	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 —	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.
Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value, or the appraised value contains a significant unobservable assumption, and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
Foreclosed assets include assets acquired through, or in lieu of, loan foreclosure. Foreclosed assets are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value less cost to sell. The fair value of foreclosed assets is established using current real estate appraisals. Revenue and expenses from operations and changes in the valuation allowance are included in other noninterest expense. The Company records foreclosed assets as nonrecurring Level 3.
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
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at March 31, 2010	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$275,445	—	$275,445	—
Obligations of states and political subdivisions	16,077	—	16,077	—
Corporate debt securities	543	—	543	—
Mortgage servicing rights	4,310	—	—	$4,310

Total assets measured at fair value	$296,375	—	$292,065	$4,310

Fair value at March 31, 2009	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$279,122	—	$255,426	—
Obligations of states and political subdivisions	22,765	—	22,765	—
Corporate debt securities	931	—	931	—
Mortgage servicing rights	3,181	—	—	$3,181

Total assets measured at fair value	$282,303	—	$279,122	$3,181

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2010 and 2009. The amount included in the “Transfer into Level 3” column represents the beginning balance of an item in the period (interim quarter) for which it was designated as a Level 3 fair value measure (in thousands):

			Change
	Beginning	Transfers	Included		Ending
	Balance	into Level 3	in Earnings	Issuances	Balance
2010:
Mortgage servicing rights	$4,089	—	(49)	270	$4,310
2009:
Mortgage servicing rights	$2,972	—	(173)	382	$3,181
The table below presents the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis (in thousands):

Fair value at March 31, 2010	Total	Level 1	Level 2	Level 3
Impaired loans	$69,601	—	—	$69,601
Foreclosed assets	5,579	—	—	5,579

Total assets measured at fair value	$75,180	—	—	$75,180

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
Cash Value of Life Insurance
The fair values of insurance policies owned are based on the insurance contract’s cash surrender value.
Deposit Liabilities and Long-Term Debt
The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. These values do not consider the estimated fair value of the Company’s core deposit intangible, which is a significant unrecognized asset of the Company. The fair value of time deposits and debt is based on the discounted value of contractual cash flows.
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
Fair values for financial instruments are management’s estimates of the values at which the instruments could be exchanged in a transaction between willing parties. These estimates are subjective and may vary significantly from amounts that would be realized in actual transactions. In addition, other significant assets are not considered financial assets including, any mortgage banking operations, deferred tax assets, and premises and equipment. Further, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in any of these estimates.
The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Cash and due from banks	$46,348	$46,348	$61,033	$61,033
Cash at Federal Reserve and other banks	262,316	262,316	285,556	285,556
Securities available-for-sale	292,065	292,065	211,622	211,622
Federal Home Loan Bank stock, at cost	9,274	9,274	9,274	9,274
Loans, net	1,418,849	1,455,055	1,464,738	1,502,988
Cash value of life insurance	49,120	49,120	48,694	48,694
Accrued interest receivable	7,715	7,715	7,763	7,763
Financial liabilities:
Deposits	1,833,297	1,814,212	1,828,512	1,811,204
Accrued interest payable	3,064	3,064	3,614	3,614
Other borrowings	60,952	64,818	66,753	70,468
Junior subordinated debt	41,238	18,969	41,238	16,701

	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Off-balance sheet:
Commitments	$561,586	$5,612	$560,042	$5,600
Standby letters of credit	5,997	60	5,896	59
Overdraft privilege commitments	38,160	382	36,489	365
Recent Accounting Pronouncements
The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the away companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.
FASB ASC Topic 260, “Earnings Per Share.” On January 1, 2009, the Company adopted new authoritative accounting guidance under FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Adoption of the new guidance did not significantly impact the Company’s financial statements.
FASB ASC Topic 320, “Investments — Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments — Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.
FASB ASC Topic 715, “Compensation — Retirement Benefits.” New authoritative accounting guidance under ASC Topic 715, “Compensation — Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by ASC Topic 715 are included in the Company’s financial statements beginning with the financial statements for the year-ended December 31, 2009.
FASB ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to the Company’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.”
FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.
Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.
FASB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.
FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820, “Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.
Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. This new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 became effective for the Company’s financial statements beginning October 1, 2009 and had no impact on the Company’s financial statements.
Further new authoritative accounting guidance (Accounting Standards Update No. 2010-6) under ASC Topic 820 requires new disclosures for transfers in and out of Levels 1 and 2, including separate disclosure of significant amounts and a description of the reasons for the transfers and separate presentation of information about purchases, sales, issuances, and settlements (on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The Update clarifies existing disclosure requirements for level of disaggregation, which provides measurement disclosures for each class of assets and liabilities. Emphasizing that judgment should be used in determining the appropriate classes of assets and liabilities, and inputs and valuation techniques for both recurring and nonrecurring Level 2 and Level 3 fair value measurements. This new authoritative accounting guidance also includes conforming amendments to the guidance on employer’s disclosures about postretirement benefit plan assets changing the terminology of major categories of assets to classes of assets and providing a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The forgoing new authoritative accounting guidance under ASC Topic 820 became effective for the Company’s financial statements beginning January 1, 2010 and had no impact on the Company’s financial statements.
FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825, “Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. This new authoritative accounting guidance under ASC Topic 825 became effective for the interim reporting period ending after June 15, 2009. The adoption of the revised increased interim financial statement disclosures and did not impact on the Company’s consolidated financial statements.
FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 became effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

TRICO BANCSHARES
Financial Summary
(dollars in thousands, except per share amounts)

	(Unaudited)
	Three months ended
	March 31,
	2010	2009
Net Interest Income (FTE)	$22,101	$23,151
Provision for loan losses	(8,500)	(7,800)
Noninterest income	7,547	6,615
Noninterest expense	(18,803)	(17,201)
Provision for income taxes (FTE)	(787)	(1,883)

Net income	$1,558	$2,882

Earnings per share:
Basic	$0.10	$0.18
Diluted	$0.10	$0.18
Per share:
Dividends paid	$0.13	$0.13
Book value at period end	$12.63	$12.71
Tangible book value at period end	$11.63	$11.69

Average common shares outstanding	15,823	15,775
Average diluted common shares outstanding	16,074	16,019
Shares outstanding at period end	15,860	15,783
At period end:
Loans, net	$1,418,849	$1,534,182
Total assets	2,169,587	2,078,352
Total deposits	1,833,297	1,726,706
Federal funds purchased	—	—
Other borrowings	60,952	76,081
Junior subordinated debt	41,238	41,238
Shareholders’ equity	200,284	200,546

Financial Ratios:
During the period (annualized):
Return on assets	0.29%	0.56%
Return on equity	3.05%	5.70%
Net interest margin[1]	4.40%	4.91%
Net loan charge-offs to average loans	2.08%	0.67%
Efficiency ratio[1]	63.42%	57.79%
Average equity to average assets	9.41%	9.86%
At period end:
Equity to assets	9.23%	9.65%
Total capital to risk-adjusted assets	13.54%	12.68%
Allowance for losses to loans[2]	2.75%	2.27%

[1]	Fully taxable equivalent (FTE)

[2]	Allowance for losses includes allowance for loan losses and reserve for unfunded commitments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
As TriCo Bancshares (the “Company”) has not commenced any business operations independent of Tri Counties Bank (the “Bank”), the following discussion pertains primarily to the Bank. Average balances, including such balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company. Within Management’s Discussion and Analysis of Financial Condition and Results of Operations, interest income and net interest income are generally presented on a fully tax-equivalent (FTE) basis. The presentation of interest income and net interest income on a FTE basis is a common practice within the banking industry. Interest income and net interest income are shown on a non-FTE basis in the Part I — Financial Information section of this Form 10-Q, and a reconciliation of the FTE and non-FTE presentations is provided below in the discussion of net interest income.
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, intangible assets, and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. (See caption “Allowance for Loan Losses” for a more detailed discussion).
Results of Operations
The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company and the Bank’s financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto located at Item 1 of this report.
The Company had quarterly earnings of $1,558,000 for the three months ended March 31, 2010. This represents a decrease of $1,324,000 (45.9%) when compared with earnings of $2,882,000 for the quarter ended March 31, 2009. Diluted earnings per share for the quarter ended March 31, 2010 decreased 44.4% to $0.10 compared to $0.18 for the quarter ended March 31, 2009. The decrease in earnings from the prior year quarter was due to a $1,020,000 (4.4%) decrease in net interest income, a $700,000 (9.0%) increase in provision for loan losses and a $1,602,000 (9.3%) increase in noninterest expense, that were partially offset by a $932,000 (14.1%) increase in noninterest income and a $1,066,000 (61.6%) decrease in tax expense.
Following is a summary of the components of fully taxable equivalent (“FTE”) net income for the periods indicated (dollars in thousands):

	Three months ended
	March 31,
	2010	2009
Net Interest Income (FTE)	$22,101	$23,151
Provision for loan losses	(8,500)	(7,800)
Noninterest income	7,547	6,615
Noninterest expense	(18,803)	(17,201)
Provision for income taxes (FTE)	(787)	(1,883)

Net income	$1,558	$2,882

Net Interest Income
Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

	Three months ended
	March 31,
	2010	2009
Interest income	$25,936	$28,882
Interest expense	(3,958)	(5,884)
FTE adjustment	123	153

Net interest income (FTE)	$22,101	$23,151

Average interest-earning assets	$2,008,896	$1,887,121
Net interest margin (FTE)	4.40%	4.91%
The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) during the first quarter of 2010 decreased $1,050,000 (4.5%) from the same period in 2009 to $22,101,000. The decrease in net interest income (FTE) was due to a 0.51% (51 basis point) decrease in net interest margin (FTE) to 4.40% that was partially offset by a $121,775,000 (6.45%) increase in average balances of interest-earning assets to $2,008,896,000. Much of the 51 basis point decrease in net interest margin was due to the fact that despite historically low deposit rates, deposit balances continue to grow while the ability to deploy these growing deposits into some interest-earning asset other than short-term low-yield interest-earning cash at the Federal Reserve Bank has been limited. This limitation is the result of weak loan demand and investment yields that have been unattractive due to their interest rate risk profile.
Interest and Fee Income
Interest and fee income (FTE) for the first quarter of 2010 decreased $2,946,000 (10.2%) from the first quarter of 2009. The decrease was primarily due to a 0.96% decrease in the average yield on those interest-earning assets to 5.19% and a $96,665,000 (6.2%) decrease in average balances of loans to $1,469,685,000. The 0.96% decrease in the average yield on interest-earning assets was primarily due to a 0.31% decrease in the average yield of loans, a 0.73% decrease in the average yield on investments, and a $210,993,000 (461%) increase in the average balance of interest-earning cash at the Federal Reserve Bank that earned 0.24% during the quarter ended March 31, 2010. The decrease in the average yield on loans is due primarily to payoffs of higher yielding loans and increased levels of nonaccrual loans from the year-ago quarter. The decrease in the average yield on investments is due to lower yields being offered in the marketplace for investments, and the Company’s decision to reinvest and invest some of its excess cash in investment securities. The $96,665,000 decrease in the average balance of loans from the year-ago quarter was due primarily to weak loan demand and increased levels of loan charge-offs that persisted throughout 2009 and the first quarter of 2010.
Interest Expense
Interest expense decreased $1,926,000 (32.7%) in the first quarter of 2010 compared to the prior year quarter. The decrease was primarily due to a 0.61% decrease in the average rate paid on interest-bearing liabilities from 1.63% in the first quarter of 2009 to 1.02% in the first quarter of 2010. The average balance of interest-bearing liabilities was up $112,437,000 (7.8%) to $1,554,253,000 in the quarter ended March 31, 2010 from the year-ago quarter. The average rates paid for all categories of interest-bearing liabilities were down except for the average rate paid on interest-bearing demand deposits and other borrowings.

Net Interest Margin (FTE)
The following table summarizes the components of the Company’s net interest margin for the periods indicated:

	Three months ended
	March 31,
	2010	2009

Yield on interest-earning assets	5.19%	6.15%
Rate paid on interest-bearing liabilities	1.02%	1.63%

Net interest spread	4.17%	4.52%
Impact of all other net noninterest-bearing funds	0.23%	0.39%

Net interest margin	4.40%	4.91%

Net interest margin in the first quarter of 2010 decreased 0.51% compared to the first quarter of 2009. This decrease in net interest margin was due to a 0.35% decrease in net interest spread and a 0.16% decrease in the impact of all other net noninterest-bearing funds when compared to the prior year quarter. The decrease in net interest margin was mainly due to a lower average yield earned on loans as described above and a change in the mix of interest-earning assets away from loans and towards lower yielding interest-earning cash at the Federal Reserve Bank combined with continued deposit growth despite extremely low rates being offered by the Company for those deposits. The Company is attempting to balance new customer acquisition and deposit growth with the opportunities it has, in the current economic environment, to invest or loan that deposit growth without undue risk and in a profitable manner.
Summary of Average Balances, Yields/Rates and Interest Differential
The following table presents, for the periods indicated, information regarding the Company’s consolidated average assets, liabilities and shareholders’ equity, the amounts of interest income from average interest-earning assets and resulting yields, and the amount of interest expense paid on interest-bearing liabilities. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual loans only to the extent cash payments have been received and applied to interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the current statutory tax rate (dollars in thousands).

	For the three months ended
	March 31, 2010			March 31, 2009
		Interest	Rates		Interest	Rates
	Average	Income/	Earned	Average	Income/	Earned
	Balance	Expense	Paid	Balance	Expense	Paid
Assets:
Loans	$1,469,685	$22,813	6.21%	$1,566,350	$25,513	6.52%
Investment securities — taxable	265,177	2,761	4.16%	252,431	3,083	4.89%
Investment securities — nontaxable	17,310	331	7.64%	22,609	417	7.38%
Cash at Federal Reserve and other banks	256,724	154	0.24%	45,731	22	0.19%

Total interest-earning assets	2,008,896	26,059	5.19%	1,887,121	29,035	6.15%
Other assets	160,242			162,072

Total assets	$2,169,138			2,049,193

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	368,660	615	0.67%	258,137	342	0.53%
Savings deposits	522,246	642	0.49%	408,749	893	0.87%
Time deposits	560,266	1,801	1.29%	655,343	3,967	2.42%
Other borrowings	61,843	594	3.84%	78,349	242	1.24%
Junior subordinated debt	41,238	306	2.97%	41,238	440	4.27%

Total interest-bearing liabilities	1,554,253	3,958	1.02%	1,441,816	5,884	1.63%
Noninterest-bearing deposits	374,018			366,475
Other liabilities	36,667			38,776
Shareholders’ equity	204,200			202,126

Total liabilities and shareholders’ equity	$2,169,138			$2,049,193

Net interest spread(1)			4.17%			4.52%
Net interest income and interest margin(2)		$22,101	4.40%		$23,151	4.91%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

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

	Three months ended March 31, 2010
	compared with three months
	ended March 31, 2009
	Volume	Rate	Total

Increase (decrease) in interest income:
Loans	$(1,576)	$(1,124)	$(2,700)
Investment securities	95	(504)	(409)
Cash at Federal Reserve and other banks	100	32	132

Total interest-earning assets	(1,381)	(1,596)	(2,977)

Increase (decrease) in interest expense:
Interest-bearing demand deposits	146	127	273
Savings deposits	247	(498)	(251)
Time deposits	(575)	(1,591)	(2,166)
Other borrowings	(51)	403	352
Junior subordinated debt	—	(134)	(134)

Total interest-bearing liabilities	(233)	(1,693)	(1,926)

Increase (decrease) in Net Interest Income	$(1,148)	$97	$(1,051)

Provision for Loan Losses
The Company provided $8,500,000 for loan losses in the first quarter of 2010 versus $7,800,000 in the fourth quarter of 2009 and $7,800,000 in the first quarter of 2009. The allowance for loan losses increased $867,000 from $35,473,000 at December 31, 2009 to $36,340,000 at March 31, 2010. The provision for loan losses and increase in the allowance for loan and lease losses during the first quarter of 2010 were primarily the result of changes in the make-up of the loan portfolio and the Bank’s loss factors in reaction to increased losses in the construction, commercial real estate, commercial & industrial (C&I), home equity and auto indirect loan portfolios. Management re-evaluates its loss ratios and assumptions quarterly and makes changes as appropriate based upon, among other things, changes in loss rates experienced, collateral support for underlying loans, changes and trends in the economy, and changes in the loan mix.
In the first quarter of 2010, the Company recorded $8,101,000 in loan charge-offs less $468,000 in recoveries resulting in $7,633,000 of net loan charge-offs versus $2,616,000 of net loan charge-offs in the first quarter of 2009. Primary causes of the charges taken in the first quarter of 2010 were gross charge-offs of $455,000 on five residential real estate loans, $2,567,000 on eight commercial real estate loans, $2,650,000 on 42 home equity lines and loans, $526,000 on 91 auto indirect loans, $340,000 on other consumer loans and overdrafts, $526,000 on 20 C&I loans, and $1,037,000 on six residential construction loans.
For the purpose of describing the geographical location of the Company’s loans, the Company has defined northern California as that area of California north of, and including, Stockton; central California as that area of the State south of Stockton, to and including, Bakersfield; and southern California as that area of the State south of Bakersfield.
The $2,567,000 in charge-offs in commercial real estate loans was primarily the result of a $1,262,000 charge taken on a loan secured by an office building in northern California, a $284,000 charge on a loan secured by a retail building in northern California and $966,000 in charges taken on four loans secured by commercial warehouses in central California. The remaining $55,000 was spread over two loans spread throughout the Company’s footprint.
The $1,037,000 in charge-offs in residential construction loans was comprised of $435,000 taken on two land acquisition loans in northern California, $425,000 in charges on one land development loan in northern California, and $177,000 in charges on three single family residence (SFR) construction loans in northern California.
The $526,000 in charge-offs the bank took in its C&I portfolio was primarily the result of $78,000 on an agriculture equipment loan in northern California. The remaining $447,000 was spread over 19 loans spread throughout the Company’s footprint.

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
Noninterest Income
The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2010	2009

Service charges on deposit accounts	$3,778	$3,585
ATM fees and interchange	1,368	1,098
Other service fees	638	542
Change in value of mortgage servicing rights	(49)	(173)
Gain on sale of loans	585	641
Commissions on sale of nondeposit investment products	267	489
Increase in cash value of life insurance	426	280
Other noninterest income	534	153

Total noninterest income	$7,547	$6,615

As shown in the table above, noninterest income for the first quarter of 2010 increased $932,000 (14.1%) to $7,547,000 from $6,615,000 in the first quarter of 2009. Service charges on deposit accounts increased $193,000 (5.4%) to $3,778,000 due primarily to an increase in non-sufficient funds per item fees that took effect in April 2009. ATM fees and interchange revenue increased $270,000 (24.6%) to $1,368,000 due to increased customer point-of -sale transactions that are the result of incentives for such usage. The improvement in change in value of mortgage servicing rights and the decrease in gain on sale of loans are due primarily to increased residential mortgage rates that have slowed the pace of mortgage refinancing. The decrease in commissions on sale of nondeposit investment products, which includes annuity products, is the result of the current economic and interest rate environment. The improvement in increase in cash value of life insurance is due to increased earnings rates from such insurance policies. Other noninterest income increased $381,000 (249%) to $534,000 due to the receipt of $400,000 by the Company under the terms of a legal settlement.
Noninterest Expense
The components of noninterest expense were as follows (dollars in thousands):

	Three months ended March 31,
	2010	2009
Base salaries, net of deferred loan origination costs	$6,974	$6,576
Incentive compensation	546	588
Benefits and other compensation costs	2,630	2,625

Total salaries and benefits expense	10,150	9,789

Occupancy	1,329	1,235
Equipment	974	917
Provision for losses — unfunded commitments	—	175
Data processing and software	675	618
Telecommunications	413	332
ATM network charges	458	516
Professional fees	716	311
Advertising and marketing	521	398
Postage	247	279
Courier service	197	173
Intangible amortization	65	134
Operational losses	67	37
Provision for OREO losses	—	162
OREO expenses	197	26
Assessments	784	302
Other	2,010	1,797

Total other noninterest expense	8,653	7,412

Total noninterest expense	$18,803	$17,201

Average full time equivalent staff	651	621
Noninterest expense to revenue (FTE)	63.42%	57.79%

Noninterest expense for the first quarter of 2010 increased $1,602,000 (9.3%) compared to the first quarter of 2009. Salaries and benefits expense increased $361,000 (3.7%) to $10,150,000 due to an increase in the number of full-time equivalent employees related to the opening of new branches. Other noninterest expense increased $1,241,000 (16.7%) to $8,653,000 primarily due to a $482,000 (160%) increase in deposit insurance assessments to $784,000 and a $405,000 (130%) increase in professional fees to $716,000 related primarily to loan collection efforts.
Provision for Income Tax
The effective tax rate for the three months ended March 31, 2010 was 29.9% compared to 37.5% for the three months ended March 31, 2009. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly from increase in cash value of life insurance, tax-exempt loans and state and municipal securities.
Classified Assets
The Company closely monitors the markets in which it conducts its lending operations and continues its strategy to control exposure to loans with high credit risk. Asset reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Assets receiving lesser grades fall under the “classified assets” category, which includes all nonperforming assets and potential problem loans, and receive an elevated level of attention regarding collection.
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
Commercial real estate loans generally fall into two categories, owner-occupied and non-owner-occupied. Loans secured by owner-occupied real estate are primarily susceptible to changes in the business conditions of the related business. This may be driven by, among other things, industry changes, geographic business changes, changes in the individual fortunes of the business owner, and general economic conditions and changes in business cycles. These same risks apply to commercial loans whether secured by equipment or other personal property or unsecured. Losses on loans secured by owner-occupied real estate, equipment, or other personal property generally are dictated by the value of underlying collateral at the time of default and liquidation of the collateral. When default is driven by issues related specifically to the business owner, collateral values tend to provide better repayment support and may result in little or no loss. Alternatively, when default is driven by more general economic conditions, underlying collateral generally has devalued more and results in larger losses due to default. Loans secured by non-owner-occupied real estate are primarily susceptible to risks associated with swings in occupancy or vacancy and related shifts in lease rates, rental rates or room rates. Most often these shifts are a result of changes in general economic or market conditions or overbuilding and resultant over-supply. Losses are dependent on value of underlying collateral at the time of default. Values are generally driven by these same factors and influenced by interest rates and required rates of return as well as changes in occupancy costs.
Construction loans, whether owner-occupied or non-owner-occupied commercial real estate loans or residential development loans, are not only susceptible to the related risks described above but the added risks of construction itself including cost over-runs, mismanagement of the project, or lack of demand or market changes experienced at time of completion. Again, losses are primarily related to underlying collateral value and changes therein as described above.
Problem commercial loans are generally identified by periodic review of financial information which may include financial statements, tax returns, rent rolls and payment history of the borrower (delinquency). Based on this information the Bank may decide to take any of several courses of action including demand for repayment, additional collateral or guarantors, and, when repayment becomes unlikely through Borrower’s income and cash flow, repossession or foreclosure of the underlying collateral.

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
Once a loan becomes delinquent and repayment becomes questionable, a Bank collection officer will address collateral shortfalls with the borrower and attempt to obtain additional collateral. If this is not forthcoming and payment in full is unlikely, the Bank will estimate its probable loss, using a recent valuation as appropriate to the underlying collateral less estimated costs of sale, and charge the loan down to the estimated net realizable amount. Depending on the length of time until ultimate collection, the Bank may revalue the underlying collateral and take additional charge-offs as warranted. Revaluations may occur as often as every 3-12 months depending on the underlying collateral and volatility of values. Final charge-offs or recoveries are taken when collateral is liquidated and actual loss is known. Unpaid balances on loans after or during collection and liquidation may also be pursued through lawsuit and attachment of wages or judgment liens on borrower’s other assets.
The following is a summary of classified assets on the dates indicated:

	At March 31, 2010			At December 31, 2009
(dollars in thousands)	Gross	Guaranteed	Net	Gross	Guaranteed	Net
Classified loans:
Real estate mortgage:
Residential	$9,253	—	$9,253	$6,382	—	$6,382
Commercial	68,319	4,436	63,883	47,409	4,534	42,875
Consumer:
Home equity lines	14,538	—	14,538	11,278	—	11,278
Home equity loans	747	—	747	1,701	—	1,701
Auto indirect	2,888	—	2,888	3,381	—	3,381
Other consumer	507	—	507	393	—	393
Commercial	8,746	442	8,304	8,393	441	7,952
Construction:
Residential	14,442	—	14,442	15,606	—	15,606
Commercial	5,165	—	5,165	2,766	—	2,766

Total classified loans	$124,605	$4,878	$119,727	$97,309	$4,975	$92,334
Other classified assets	5,579	—	5,579	3,726	—	3,726

Total classified assets	$130,184	$4,878	$125,306	$101,035	$4,975	$96,060

Allowance for loan losses/classified loans			30.4%			38.4%
Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, increased $29,246,000 (30.4%) to $125,306,000 at March 31, 2010 from $96,060,000 at December 31, 2009. The guarantees noted above are provided by various government agencies including the United States Department of Agriculture, Small Business Administration, Bureau of Indian Affairs, Statewide Health Planning Development, California Capital Financial Development Corporation, and Safe Bidco. These guarantees range from 50% to 100% of the loan amount with the majority at 80% or higher. We consider these guarantees when considering the adequacy of the loan loss allowance.
The $29,246,000 net increase in classified assets during the first quarter of 2010 was the result of new classified loans of $43,163,000, advances on existing classified loans of $423,000, recoveries on existing classified loans of $253,000, less charge-offs on existing classified loans of $7,826,000, less paydowns or return to unclassified status totaling $6,574,000, and less disposals of OREO of $193,000.
The primary causes of the $43,163,000 in new classified loans during the first quarter of 2010 were increases of $2,859,000 in 11 residential real estate loans, $26,670,000 in 28 commercial real estate loans, $6,067,000 in 87 home equity lines and loans, $728,000 in 111 indirect auto loans, $207,000 in 46 other consumer loans, $2,302,000 in 52 C&I loans, $1,871,000 in seven residential construction loans, and a $2,460,000 increase in two commercial construction loans.
The $26,670,000 in new classified commercial real estate loans was primarily made up of $3,772,000 on two commercial office building loans in northern California, $5,627,000 on two commercial office building loans in central California, $15,235,000 on eight commercial warehouse loans in central California, $515,000 on two agriculture land loans in northern California, $239,000 on two single-family residence 1-4 loans in northern California, a $225,000 single-family land acquisition loan in central California, a $236,000 multifamily residence loan in central California, and a $422,000 loan on other commercial real estate in central California. The remaining $399,000 in new classified commercial real estate loans was spread throughout the company’s footprint among nine loans.
The $2,460,000 in new classified commercial construction loans was comprised entirely of two loans secured by a commercial warehouse in central California.
The $2,302,000 in new classified C&I loans was primarily made up of a $1,094,000 asset-based loan secured by accounts receivable and inventory in northern California. The remaining $1,207,000 in new classified C&I loans was spread throughout the company’s footprint among 51 loans.
The $1,871,000 in new classified residential construction loans was primarily made up of $1,709,000 on two single family residential land acquisition loans in northern California. The remaining $162,000 in new classified residential construction loans was spread throughout the company’s footprint among five loans.
During the quarter ended March 31, 2010, properties with estimated values totaling $2,047,000 were transferred from classified loan status to OREO. These transfers did not affect the overall balance of classified assets. Also during the quarter ended March 31, 2010, OREO properties totaling $193,000 were sold for $233,000 resulting in a gain on sale of OREO of $40,000.
Nonperforming Loans
Loans are reviewed on an individual basis for reclassification to nonaccrual status when any one of the following occurs: the loan becomes 90 days past due as to interest or principal, the full and timely collection of additional interest or principal becomes uncertain, the loan is classified as doubtful by internal credit review or bank regulatory agencies, a portion of the principal balance has been charged off, or the Company takes possession of the collateral. Loans that are placed on nonaccrual even though the borrowers continue to repay the loans as scheduled are classified as “performing nonaccrual” and are included in total nonperforming loans. The reclassification of loans as nonaccrual does not necessarily reflect Management’s judgment as to whether they are collectible.
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
Interest income on nonaccrual loans, which would have been recognized during the three months ended March 31, 2010 and 2009, if all such loans had been current in accordance with their original terms, totaled $1,826,000 and $889,000, respectively. Interest income actually recognized on these loans during the three months ended March 31, 2010 and 2009 was $316,000 and $146,000, respectively.
The Company’s policy is to place loans 90 days or more past due on nonaccrual status. In some instances when a loan is 90 days past due Management does not place it on nonaccrual status because the loan is well secured and in the process of collection. A loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 30 days. Loans where the collateral has been repossessed are classified as OREO or, if the collateral is personal property, the loan is classified as other assets on the Company’s financial statements.
Management considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans. Alternatives that are considered are foreclosure, collecting on guarantees, restructuring the loan or collection lawsuits.

As shown in the following table, total nonperforming assets net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, increased $22,388,000 (46.0%) to $71,010,000 during the first three months of 2010. Nonperforming assets net of guarantees represent 3.27% of total assets. All nonaccrual loans are considered to be impaired when determining the need for a specific valuation allowance. The Company continues to make a concerted effort to work problem and potential problem loans to reduce risk of loss.

	March 31, 2010			December 31, 2009
(dollars in thousands):	Gross	Guaranteed	Net	Gross	Guaranteed	Net
Performing nonaccrual loans	$33,846	$4,415	$29,431	$22,870	$4,537	$18,333
Nonperforming, nonaccrual loans	36,238	438	35,800	26,301	438	25,863

Total nonaccrual loans	70,084	4,853	65,231	49,171	4,975	44,196
Loans 90 days past due and still accruing	200	—	200	700	—	700

Total nonperforming loans	70,284	4,853	65,431	49,871	4,975	44,896
Other real estate owned	5,579	—	5,579	3,726	—	3,726

Total nonperforming loans and OREO	$75,863	$4,853	$71,010	$53,597	$4,975	$48,622

Nonperforming loans to total loans			4.50%			2.99%
Allowance for loan losses to nonperforming loans			56%			79%
Nonperforming assets to total assets			3.27%			2.24%
Nonperforming assets categorized by type were as follows:

	At March 31, 2010			At December 31, 2009
(dollars in thousands):	Gross	Guaranteed	Net	Gross	Guaranteed	Net
Loans:
Real estate mortgage:
Residential	$5,563	—	$5,563	$5,225	—	$5,225
Commercial	36,792	4,411	32,381	19,145	4,534	14,611
Consumer:
Home equity lines	10,329	—	10,329	7,296	—	7,296
Home equity loans	457	—	457	659	—	659
Auto indirect	1,742	—	1,742	1,987	—	1,987
Other consumer	211	—	211	215	—	215
Commercial	3,260	442	2,818	3,196	441	2,755
Construction:
Residential	7,716	—	7,716	10,540	—	10,540
Commercial	4,214	—	4,214	1,608	—	1,608
Other real estate owned	5,579	—	5,579	3,726	—	3,726

Total nonperforming assets	$75,863	$4,853	$71,010	$53,597	$4,975	$48,622

Nonperforming assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, increased $22,388,000 (46.0%) to $71,010,000 at March 31, 2010 compared to $48,622,000 at December 31, 2009. The $22,388,000 increase in nonperforming assets during the first quarter of 2010 was the result of new nonperforming loans of $33,563,000, advances on existing nonperforming loans of $148,000, recoveries on existing nonperforming loans of $253,000, less charge-offs of $7,826,000, less paydowns or upgrades to performing status totaling $3,557,000, and less disposals of OREO of $193,000.
The primary causes of the $33,563,000 in new nonperforming loans during the first quarter of 2010 were increases of $1,183,000 on seven residential real estate loans, $21,612,000 on 18 commercial real estate loans, $5,805,000 on 67 home equity lines and loans, $628,000 on 68 indirect auto loans, $70,000 on 26 other consumer loans, $953,000 on 30 C&I loans, $670,000 on three residential construction loans, and $2,639,000 on three commercial construction loans.
The $21,612,000 in new nonperforming commercial real estate loans was primarily made up of five loans totaling $8,727,000 secured by commercial warehouse properties in central California, three commercial office building loans in northern California totaling $4,171,000, a commercial office building loan in central California in the amount of $1,830,000, a commercial retail building loan in northern California for $2,868,000, a $2,692,000 multifamily residential property loan in northern California, a $225,000 loan secured by single family residential property in central California and a $350,000 agriculture production land loan in northern California. The remaining $751,000 was spread over five loans throughout the company’s footprint. These increases were partially offset by a $499,000 loan secured by a commercial office building in northern California as well as a $565,000 loan secured by other commercial property in northern California, both of which paid off in the first quarter of 2010. Related charge-offs were discussed above.
The $2,640,000 in new nonperforming commercial construction loans was comprised entirely of two loans in the amount of $2,460,000 secured by commercial warehouse property in central California and a $180,000 loan secured by commercial land development property in central California.
The $953,000 in new nonperforming C&I loans was primarily made up of a two asset-based loans secured by accounts receivable and inventory in central California for a total of $319,000. The remaining $634,000 was spread over 28 loans throughout the company’s footprint. Related charge-offs were discussed above.
The $670,000 in new nonperforming residential construction loans was primarily made up of a $435,000 SFR construction loan in northern California. The remaining $235,000 was spread over two loans. Related charge-offs were discussed above.
Capital Resources
The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management.
The Company adopted and announced a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. This plan has no stated expiration date for the repurchases. As of March 31, 2010, the Company had repurchased 166,600 shares under this plan, which left 333,400 shares available for repurchase under the plan.
The Company’s primary capital resource is shareholders’ equity, which was $200,284,000 at March 31, 2010. This amount represents a decrease of $365,000 from December 31, 2009, the net result of comprehensive income for the period of $1,333,000, the effect of stock option vesting of $109,000, the exercise of stock options for $1,229,000 and the tax benefit from the exercise of stock options of $390,000 that were partially offset by the repurchase of common stock with value of $1,364,000 that was tendered by employees in connection with the exercise of stock options, and dividends paid of $2,062,000. Shares of the Company’s common stock tendered by employees in connection with the exercise of stock options do not count against the 500,000 share limit for the repurchase plan adopted on August 21, 2007. The Company’s ratio of equity to total assets was 9.23%, 9.65%, and 9.24% as of March 31, 2010, March 31, 2009, and December 31, 2009, respectively.
The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

			At	Minimum
	At March 31,		December 31,	Regulatory
	2010	2009	2009	Requirement
Total Capital	13.54%	12.68%	13.36%	8.00%
Tier I Capital	12.28%	11.42%	12.10%	4.00%
Leverage ratio	10.31%	10.86%	10.48%	4.00%
Liquidity
The discussion of “Liquidity” under Item 3 of this report is incorporated herein by reference.
Off-Balance Sheet Items
The Bank has certain ongoing commitments under operating and capital leases. These commitments do not significantly impact operating results. As of March 31, 2010 commitments to extend credit and commitments related to the Bank’s deposit overdraft privilege product were the Bank’s only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $567,583,000 and $565,938,000 at March 31, 2010 and December 31, 2009, respectively, and represent 39.0% of the total loans outstanding at March 31, 2010 and 37.7% at December 31, 2009. Commitments related to the Bank’s deposit overdraft privilege product totaled $38,160,000 and $36,489,000 at March 31, 2010 and December 31, 2009, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Asset and Liability Management
The goal for managing the assets and liabilities of the Company is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing the Company to undue interest rate risk. The Board of Directors has overall responsibility for the Company’s interest rate risk management policies. The Company has an Asset and Liability Management Committee (ALCO) which establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates.
Activities involved in asset/liability management include but are not limited to lending, accepting and placing deposits, investing in securities and issuing debt. Interest rate risk is the primary market risk associated with asset/liability management. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin, net income and market value of equity under changing interest environments. Market value of equity is the net present value of estimated cash flows from the Company’s assets, liabilities and off-balance sheet items. The Company uses simulation models to forecast net interest margin, net income and market value of equity.
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
In the simulation of net interest margin and net income under various interest rate scenarios, the forecast balance sheet is processed against seven interest rate scenarios. These seven interest rate scenarios include a flat rate scenario, which assumes interest rates are unchanged in the future, and six additional rate ramp scenarios ranging from +300 to -300 basis points around the flat scenario in 100 basis point increments. These ramp scenarios assume that interest rates increase or decrease evenly (in a “ramp” fashion) over a twelve-month period and remain at the new levels beyond twelve months.
In the simulation of market value of equity under various interest rate scenarios, the forecast balance sheet is processed against seven interest rate scenarios. These seven interest rate scenarios include the flat rate scenario described above, and six additional rate shock scenarios ranging from +300 to -300 basis points around the flat scenario in 100 basis point increments. These rate shock scenarios assume that interest rates increase or decrease immediately (in a “shock” fashion) and remain at the new level in the future.
At March 31, 2010, the results of the simulations noted above indicate that given a “flat” balance sheet scenario, and if deposit rates track general interest rate changes by approximately 50%, the Company’s balance sheet is slightly liability sensitive. “Liability sensitive” implies that earnings decrease when interest rates rise, and increase when interest rates decrease. The magnitude of all the simulation results noted above is within the Bank’s policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.
The simulation results noted above do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.
At March 31, 2010 and 2009, the Company had no material derivative financial instruments.

Liquidity
The Company’s principal source of asset liquidity is Federal funds sold (including excess cash at the Federal Reserve and other banks) and marketable investment securities available for sale. At March 31, 2010, federal funds sold and investment securities available for sale totaled $554,381,000, representing an increase of $57,203,000 (11.5%) from December 31, 2009, and an increase of $190,847,000 (52.5%) from March 31, 2009. In addition, the Company generates additional liquidity from its operating activities. During the first three months of 2010 and 2009, the Company’s operations generated cash in-flows of $11,484,000 and $11,827,000, respectively. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks. Sales and maturities of investment securities produced cash inflows of $20,254,000 during the three months ended March 31, 2010 compared to $19,205,000 for the three months ended March 31, 2009. During the three months ended March 31, 2010, the Company invested $101,255,000 in securities and received $35,342,000 of net loan principal reductions, compared to $29,396,000 and $19,893,000 invested in securities and net loan principal reductions, respectively, during the first three months of 2009. These changes in investment and loan balances contributed to net cash used by investing activities of $46,586,000 during the three months ended March 31, 2010, compared to net cash provided by investing activities of $9,370,000 during the three months ended March 31, 2009. Financing activities used net cash of $2,823,000 during the three months ended March 31, 2010, compared to net cash provided by financing activities of $29,689,000 during the three months ended March 31, 2009. Deposit balance increases accounted for $4,785,000 and 57,436,000 of the funds provided by financing during the three months ended March 31, 2010 and 2009, respectively. Net decreases in short-term other borrowings accounted for $5,801,000 and $25,902,000 of financing uses of funds during the three months ended March 31, 2010 and March 31, 2009, respectively. Dividends paid used $2,062,000 and $2,052,000 of cash during the three months ended March 31, 2010 and 2009, respectively. Also, the Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.
Item 4. Controls and Procedures
The Chief Executive Officer, Richard Smith, and the Chief Financial Officer, Thomas Reddish, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010 (“Evaluation Date”). Based on that evaluation, they each concluded that as of the Evaluation Date the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms for Form 10-Q.
No changes in the Company’s internal control over financial reporting occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Due to the nature of the banking business, the Bank is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business of the Bank.
Item 1A – Risk Factors
There have been no material changes to the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows information concerning the common stock repurchased by the Company during the first quarter of 2010 pursuant to the Company’s stock repurchase plan adopted on August 21, 2007, which is discussed in more detail under “Capital Resources” in this report and is incorporated herein by reference:

			(c) Total number of
			shares purchased as	(d) Maximum number
			part of publicly	of shares that may yet
	(a) Total number	(b) Average price	announced plans or	be purchased under the
Period	of shares purchased	paid per share	programs	plans or programs
Jan. 1-31, 2010	—	—	—	333,400
Feb. 1-28, 2010	—	—	—	333,400
Mar. 1-31, 2010	—	—	—	333,400

Total	—	—	—	333,400
During the quarter ended March 31, 2010 employees tendered 74,018 shares of the Company’s common stock with an average market value of $18.43 per share in lieu of cash to exercise options and pay taxes related to such exercises as permitted by the Company’s shareholder-approved stock option plans. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day the option is exercised. Shares of the Company’s common stock tendered by employees in connection with the exercise of stock options do not count against the 500,000 share limit for the repurchase plan adopted on August 21, 2007.

Item 6 – Exhibits

3.1	Restated Articles of Incorporation, filed as Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 16, 2009.

3.2	Bylaws of TriCo Bancshares, as amended, filed as Exhibit 3.2 to TriCo’s Current Report on Form 8-K filed March 16, 2009.

4	Certificate of Determination of Preferences of Series AA Junior Participating Preferred Stock filed as Exhibit 3.3 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.1	Rights Agreement dated June 25, 2001, between TriCo and Mellon Investor Services LLC filed as Exhibit 1 to TriCo’s Form 8-A dated July 25, 2001.

10.2*	Form of Change of Control Agreement dated as of August 23, 2005, between TriCo, Tri Counties Bank and each of Dan Bailey, Bruce Belton, Craig Carney, Gary Coelho, Rick Miller, Richard O’Sullivan, Thomas Reddish, and Ray Rios filed as Exhibit 10.2 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.5*	TriCo’s 1995 Incentive Stock Option Plan filed as Exhibit 4.1 to TriCo’s Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063).

10.6*	TriCo’s 2001 Stock Option Plan, as amended, filed as Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.7*	TriCo’s 2009 Equity Incentive plan, included as Appendix A to TriCo’s definitive proxy statement filed on April 4, 2009.

10.8*	Amended Employment Agreement between TriCo and Richard Smith dated as of August 23, 2005 filed as Exhibit 10.8 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.9*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 filed as Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.10*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 filed as Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.11*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 filed as Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.13*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 filed as Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.14*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 filed as Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.15*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 filed as Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.16*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 filed as Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.17*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith, filed as Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.18*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin, filed as Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.19*	Form of Tri-Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish, filed as Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.20*	Form of Tri-Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin, filed as Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.21*	Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of the directors of TriCo Bancshares/Tri Counties Bank effective on the date that each director is first elected, filed as Exhibit 10.18 to TriCo’S Annual Report on Form 10-K for the year ended December 31, 2003.

10.22*	Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of Dan Bailey, Craig Carney, Rick Miller, Richard O’Sullivan, Thomas Reddish, Ray Rios, and Richard Smith filed as Exhibit 10.21 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

21.1	Tri Counties Bank, a California banking corporation, TriCo Capital Trust I, a Delaware business trust, and TriCo Capital Trust II, a Delaware business trust, are the only subsidiaries of Registrant

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRICO BANCSHARES (Registrant)
Date: May 7, 2010	/s/ Thomas J. Reddish
Thomas J. Reddish
Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)