Form 10-Q
period 2010-06-30
TRICO BANCSHARES /
filed 2010-08-11
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended: June 30, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from to .
Commission File Number: 000-10661
TriCo Bancshares
(Exact Name of Registrant as Specified in Its Charter)

CALIFORNIA (State or Other Jurisdiction of Incorporation or Organization)	94-2792841 (I.R.S. Employer Identification Number)
63 Constitution Drive
Chico, California 95973
(Address of Principal Executive Offices)(Zip Code)
(530) 898-0300
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practical date:
Common stock, no par value: 15,860,138 shares outstanding as of August 9, 2010

TriCo Bancshares
FORM 10-Q

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TRICO BANCSHARES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data; unaudited)

	At June 30,	At December 31,
	2010	2009
Assets:
Cash and due from banks	$49,544	$61,033
Cash at Federal Reserve and other banks	273,100	285,556

Cash and cash equivalents	322,644	346,589
Securities available-for-sale	275,783	211,622
Restricted equity securities	9,523	9,274
Loans held for sale	4,153	4,641
Noncovered loans	1,438,532	1,495,570
Allowance for loan losses	(38,430)	(35,473)

Net noncovered loans	1,400,102	1,460,097
Covered loans	62,408	—
Noncovered foreclosed assets	5,621	3,726
Covered foreclosed assets	4,324	—
Premises and equipment, net	19,001	18,742
Cash value of life insurance	49,546	48,694
Accrued interest receivable	7,472	7,763
Goodwill	15,519	15,519
Other intangible assets, net	750	325
Mortgage servicing rights	4,033	4,089
FDIC indemnification asset	7,515	—
Other assets	36,251	39,439

Total Assets	$2,224,645	$2,170,520

Liabilities:
Deposits:
Noninterest-bearing demand	$386,617	$377,334
Interest-bearing	1,503,332	1,451,178

Total deposits	1,889,949	1,828,512
Accrued interest payable	2,487	3,614
Reserve for unfunded commitments	2,840	3,640
Other liabilities	25,257	26,114
Other borrowings	60,452	66,753
Junior subordinated debt	41,238	41,238

Total Liabilities	2,022,223	1,969,871

Commitments and contingencies
Shareholders’ Equity:
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding:
15,860,138 at June 30, 2010	81,029
15,787,753 at December 31, 2009		79,508
Retained earnings	117,261	118,863
Accumulated other comprehensive income (loss), net	4,132	2,278

Total Shareholders’ Equity	202,422	200,649

Total Liabilities and Shareholders’ Equity	$2,224,645	$2,170,520

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data; unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009

Interest and dividend income:
Loans, including fees	$22,701	$25,218	$45,514	$50,731
Debt securities:
Taxable	2,727	2,896	5,482	5,979
Tax exempt	188	263	396	527
Dividends	6	—	12	—
Cash at Federal Reserve and other banks	154	55	308	77

Total interest income	25,776	28,432	51,712	57,314

Interest expense:
Deposits	2,727	4,778	5,785	9,980
Other borrowings	602	112	1,196	354
Junior subordinated debt	313	396	619	836

Total interest expense	3,642	5,286	7,600	11,170

Net interest income	22,134	23,146	44,112	46,144

Provision for loan losses	10,000	7,850	18,500	15,650

Net interest income after provision for loan losses	12,134	15,296	25,612	30,494

Noninterest income:
Service charges and fees	6,082	6,182	11,817	11,234
Gain on sale of loans	577	948	1,162	1,589
Commissions on sale of non-deposit investment products	362	492	629	981
Increase in cash value of life insurance	426	270	852	550
Other	657	104	1,191	257

Total noninterest income	8,104	7,996	15,651	14,611

Noninterest expense:
Salaries and related benefits	9,985	10,069	20,135	19,858
Other	8,423	9,275	17,076	16,687

Total noninterest expense	18,408	19,344	37,211	36,545

Income before income taxes	1,830	3,948	4,052	8,560
Provision for income taxes	510	1,436	1,174	3,166

Net income	$1,320	$2,512	$2,878	$5,394

Average shares outstanding	15,860,138	15,782,753	15,841,464	15,778,689
Diluted average shares outstanding	16,107,909	15,997,437	16,090,892	16,008,462

Per share data:
Basic earnings	$0.08	$0.16	$0.18	$0.34
Diluted earnings	$0.08	$0.16	$0.18	$0.34
Dividends paid	$0.09	$0.13	$0.22	$0.26
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data; unaudited)

				Accumulated
	Shares of			Other
	Common	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (Loss)	Total

Balance at December 31, 2008	15,756,101	$78,246	$117,630	$2,056	$197,932
Comprehensive income:
Net income			5,394		5,394
Change in net unrealized loss on Securities available for sale, net				266	266

Total comprehensive income					5,660
Stock option vesting		262			262
Stock option exercise	53,213	828			828
Tax benefit of stock options exercised		53			53
Repurchase of common stock	(26,561)	(132)	(520)		(652)
Dividends paid ($0.26 per share)			(4,104)		(4,104)

Balance at June 30, 2009	15,782,753	$79,257	$118,400	$2,322	$199,979

Balance at December 31, 2009	15,787,753	$79,508	$118,863	$2,278	$200,649
Comprehensive income:
Net income			2,878		2,878
Change in net unrealized gain on Securities available for sale, net				1,854	1,854

Total comprehensive income					4,732
Stock option vesting		275			275
Stock options exercised	146,403	1,229			1,229
Tax benefit of stock options exercised		390			390
Repurchase of common stock	(74,018)	(373)	(991)		(1,364)
Dividends paid ($0.22 per share)			(3,489)		(3,489)

Balance at June 30, 2010	15,860,138	$81,029	$117,261	$4,132	$202,422

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	For the six months ended June 30,
	2010	2009

Operating activities:
Net income	$2,878	$5,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,810	1,680
Amortization of intangible assets	137	198
Provision for loan losses	18,500	15,650
Amortization of investment securities premium, net	432	186
Originations of loans for resale	(36,420)	(97,153)
Proceeds from sale of loans originated for resale	37,508	97,917
Gain on sale of loans	(1,162)	(1,589)
Change in value of mortgage servicing rights	618	(98)
Provision for losses on other real estate owned	55	162
(Gain) loss on sale of other real estate owned	(350)	4
Loss on sale of fixed assets	40	8
Increase in cash value of life insurance	(852)	(550)
Stock option expense	275	262
Stock option tax benefits	(390)	(53)
Bargain purchase gain	(232)	—
Change in:
Reserve for unfunded commitments	(800)	575
Interest receivable	291	360
Interest payable	(1,127)	(1,052)
Other assets and liabilities, net	1,266	(2,751)

Net cash provided by operating activities	22,477	19,150

Investing activities:
Proceeds from maturities of securities available-for-sale	42,816	44,126
Purchases of securities available-for-sale	(101,255)	(29,396)
Redemption (purchase) of restricted equity securities, net	447	(39)
Loan principal (originations) reductions, net	40,097	26,722
Proceeds from sale of premises and equipment	2	1
Purchases of premises and equipment	(1,691)	(802)
Proceeds from sale of other real estate owned	2,497	673
Cash received from acquisitions	18,764	—

Net cash (used in) provided by investing activities	1,677	41,285

Financing activities:
Net increase (decrease) in deposits	(33,564)	68,115
Payments of principal on long-term other borrowings	—	(39)
Net change in short-term other borrowings	(11,301)	(28,068)
Stock option tax benefits	390	53
Repurchase of common stock	(338)	—
Dividends paid	(3,489)	(4,104)
Exercise of stock options	203	176

Net cash provided by (used in) financing activities	(48,099)	36,133

Net change in cash and cash equivalents	(23,945)	96,568

Cash and cash equivalents and beginning of period	346,589	86,355

Cash and cash equivalents at end of period	$322,644	$182,923

Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned	$3,792	$2,276
Unrealized net gain (loss) on securities available for sale	$3,200	$459
Market value of shares tendered by employees in-lieu of cash to pay for exercise options and/or related taxes	$1,026	$652
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$8,727	$12,222
Cash paid for income taxes	$2,625	$8,567
Assets acquired in acquisition	$100,282	—
Liabilities assumed in acquisition	$100,050	—
See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — General Summary of Significant Accounting Policies
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
Investment Securities
The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. During the six months ended June 30, 2010, and throughout 2009, the Company did not have any securities classified as either held-to-maturity or trading.
Restricted Equity Securities
Restricted equity securities represent the Company’s investment in the stock of the Federal Home Loan Bank of San Francisco (“FHLB”) and are carried at par value, which reasonably approximates its fair value. While technically these are considered equity securities, there is no market for the FHLB stock. Therefore, the shares are considered as restricted investment securities. Management periodically evaluates FHLB stock for other-than-temporary impairment. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.
As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. The Company may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.
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
Noncovered Loans
Noncovered loans refer to loans not covered by the Federal Deposit Insurance Corporation (“FDIC”) loss sharing agreements. Noncovered loans are reported at the principal amount outstanding, net of unearned income and the allowance for loan losses. Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loan’s yield over the actual life of the loan. Noncovered loans on which the accrual of interest has been discontinued are designated as nonaccrual noncovered loans. Accrual of interest on noncovered loans is generally discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When noncovered loans are 90 days past due, but in management’s judgment are well secured and in the process of collection, they may be classified as accrual. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed. Income on such noncovered loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such noncovered loans only when they are brought fully current with respect to interest and principal and when, in the judgment of Management, the noncovered loans are estimated to be fully collectible as to both principal and interest. All impaired noncovered loans are classified as nonaccrual noncovered loans.
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
Covered Loans
Loans acquired in a FDIC-assisted acquisition that are subject to a loss-share agreement are referred to as “covered loans” and reported separately in our statements of financial condition. Covered loans are reported exclusive of the expected cash flow reimbursements expected from the FDIC.
Acquired loans are valued as of acquisition date in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 805, Business Combinations. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In addition, because of the significant discounts associated with the acquired portfolios, the Company elected to account for all acquired loans under FASB ASC Topic 310-30. Under FASB ASC Topic 805 and FASB ASC Topic 310-30, loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date.
The covered loans acquired are and will continue to be subject to the Company’s internal and external credit review and monitoring. If credit deterioration is experienced subsequent to the initial acquisition fair value amount, such deterioration will be measured, and a provision for credit losses will be charged to earnings. These provisions will be mostly offset by an increase to the FDIC indemnification asset, and will be recognized in noninterest income.
Noncovered Foreclosed Assets
Noncovered foreclosed assets include assets acquired through, or in lieu of, loan foreclosure that are not covered under a FDIC loss-share agreement. Noncovered foreclosed assets are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other noninterest expense.
Covered Foreclosed Assets
All other real estate owned (“OREO”) and other foreclosed assets acquired through FDIC-assisted acquisitions that are subject to a FDIC loss-share agreement, and all assets acquired via foreclosure of covered loans are referred to as “covered foreclosed assets” and reported separately in our statements of financial position. Covered foreclosed assets are reported exclusive of expected reimbursement cash flows from the FDIC. Foreclosed covered loan collateral is transferred into covered foreclosed assets at the loan’s carrying value, inclusive of the acquisition date fair value discount.
Covered foreclosed assets are initially recorded at estimated fair value on the acquisition date based on similar market comparable valuations less estimated selling costs. Any subsequent valuation adjustments due to declines in fair value will be charged to noninterest expense, and will be mostly offset by noninterest income representing the corresponding increase to the FDIC indemnification asset for the offsetting loss reimbursement amount. Any recoveries of previous valuation adjustments will be credited to noninterest expense with a corresponding charge to noninterest income for the portion of the recovery that is due to the FDIC.
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
Mortgage Servicing Rights
Mortgage servicing rights (MSR) represent the Company’s right to a future stream of cash flows based upon the contractual servicing fee associated with servicing mortgage loans. Our MSR arise from residential mortgage loans that we originate and sell, but retain the right to service the loans. For sales of residential mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on the fair values of the loan and the servicing right. The net gain from the retention of the servicing right is included in gain on sale of loans in noninterest income when the loan is sold. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. MSR are included in other assets. Servicing fees are recorded in noninterest income when earned.
The determination of fair value of our MSR requires management judgment because they are not actively traded. The determination of fair value for MSR requires valuation processes which combine the use of discounted cash flow models and extensive analysis of current market data to arrive at an estimate of fair value. The cash flow and prepayment assumptions used in our discounted cash flow model are based on empirical data drawn from the historical performance of our MSR, which we believe are consistent with assumptions used by market participants valuing similar MSR, and from data obtained on the performance of similar MSR. The key assumptions used in the valuation of MSR include mortgage prepayment speeds and the discount rate. These variables can, and generally will, change from quarter to quarter as market conditions and projected interest rates change. The key risks inherent with MSR are prepayment speed and changes in interest rates. The Company uses an independent third party to determine fair value of MSR.
FDIC Indemnification Asset
The Company has elected to account for amounts receivable under loss-share agreements with the FDIC as indemnification assets in accordance with FASB ASC Topic 805, Business Combinations. FDIC indemnification assets are initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreements. The difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC will be accreted into noninterest income over the life of the FDIC indemnification asset.
FDIC indemnification assets are reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolios. These adjustments are measured on the same basis as the related covered loans and covered other real estate owned. Any increases in cash flow of the covered assets over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the covered assets under those expected will increase the FDIC indemnification asset. Increases and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income.
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
Geographical Descriptions
For the purpose of describing the geographical location of the Company’s loans, the Company has defined northern California as that area of California north of, and including, Stockton; central California as that area of the State south of Stockton, to and including, Bakersfield; and southern California as that area of the State south of Bakersfield.
Reclassifications
Certain amounts reported in previous financial statements have been reclassified to conform to the presentation in this report. These reclassifications did not affect previously reported net income or total shareholders’ equity.

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
Further new authoritative accounting guidance under ASC Topic 810 “Consolidation” amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 was effective January 1, 2010 and did not have a significant impact on the Company’s financial statements.
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

FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 became effective January 1, 2010 and did not have a significant impact on the Company’s financial statements.

Note 2 — Business Combinations
On May 28, 2010, the Office of the Comptroller of the Currency closed Granite Community Bank (“Granite”), Granite Bay, California and appointed the FDIC as receiver. That same date, the Bank assumed the banking operations of Granite from the FDIC under a whole bank purchase and assumption agreement with loss sharing. Under the terms of the loss sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, OREO and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on the covered assets for Granite. The loss sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date. With this agreement, the Bank added one traditional bank branch in each of Granite Bay, Roseville and Auburn, California. This acquisition is consistent with our community banking expansion strategy and provides further opportunity to fill in our market presence in the greater Sacramento, California market.
The operations of Granite are included in the Company’s operating results from May 28, 2010, and added revenue of $595,000, including a bargain purchase gain of $232,000, and noninterest expense of $157,000, that resulted in a contribution to net income after-tax of $254,000 for the second quarter of 2010. Such operating results are not necessarily indicative of future operating results. Granite’s results of operations prior to the acquisition are not included in the Company’s operating results. As of June 30, 2010, expenses related to the granite acquisition have not been material.
We refer to the acquired loan portfolio and foreclosed assets as “covered loans” and “covered foreclosed assets”, respectively, and these are presented as separate line items in our consolidated balance sheet. Collectively these balances are referred to as “covered assets”.
The assets acquired and liabilities assumed for the Granite acquisition have been accounted for under the acquisition method of accounting (formerly the purchase method). The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition dates. The fair values of the assets acquired and liabilities assumed were determined based on the requirements of the Fair Value Measurements and Disclosures topic of the FASB ASC. The foregoing fair value amounts are subject to change for up to one year after the closing date of each acquisition as additional information relating to closing date fair values becomes available. The amounts are also subject to adjustments based upon final settlement with the FDIC. In addition, the tax treatment of FDIC assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date. The terms of the agreements provide for the FDIC to indemnify the Bank against claims with respect to liabilities of Granite not assumed by the Bank and certain other types of claims identified in the agreement. The application of the acquisition method of accounting resulted in the recognition of a bargain purchase gain of $232,000 in the Granite acquisition. A summary of the net assets received in the Granite acquisition, at their estimated fair values, is presented below:

Granite
(in thousands)	May 28, 2010
Asset acquired:
Cash and cash equivalents	$18,764
Securities available-for-sale	2,954
Restricted equity securities	696
Covered loans	64,802
Premises and equipment	17
Core deposit intangible	562
Covered foreclosed assets	4,629
FDIC indemnification asset	7,466
Other assets	392

Total assets acquired	$100,282

Liabilities assumed:
Deposits	$95,001
Other borrowings	5,000
Other liabilities	49

Total liabilities assumed	100,050

Net assets acquired/bargain purchase gain	$232

In FDIC-assisted transactions, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer. In the Granite acquisition, net assets with a cost basis of $4,345,000 were transferred to the Company. In the Granite acquisition, the Company recorded a bargain purchase gain of $232,000 representing the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed.
The Bank did not immediately acquire all the real estate, banking facilities, furniture or equipment of Granite as part of the purchase and assumption agreement. However, the Bank has the option to purchase or lease the real estate and furniture and equipment from the FDIC. The term of this option expires 90 days from the acquisition dates, unless extended by the FDIC. Acquisition costs of the real estate and furniture and equipment that the Bank may purchase from the FDIC will be based on current appraisals and determined at a later date.
A summary of the estimated fair value adjustments resulting in the bargain purchase gain in the Granite acquisition are presented below:

Granite
(in thousands)	May 28, 2010
Cost basis net assets acquired	$4,345
Cash payment received from FDIC	3,940
Fair value adjustments:
Securities available-for-sale	(118)
Loans	(13,189)
Foreclosed assets	(2,616)
Core deposit intangible	562
FDIC indemnification asset	7,466
Deposits	(209)
Other	51

Bargain purchase gain	$232

Note 3 — Investment Securities
The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at June 30, 2010 and December 31, 2009:

	June 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Securities Available-for-Sale
Obligations of U.S. government corporations and agencies	$249,083	$11,432	—	$260,515
Obligations of states and political subdivisions	14,523	249	(41)	14,731
Corporate debt securities	1,000	—	(463)	537

Total securities available-for-sale	$264,606	$11,681	($504)	$275,783

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Securities Available-for-Sale
Obligations of U.S. government corporations and agencies	$184,962	$8,168	—	$193,130
Obligations of states and political subdivisions	17,683	341	(71)	17,953
Corporate debt securities	1,000	—	(461)	539

Total securities available-for-sale	$203,645	$8,509	($532)	$211,622

The amortized cost and estimated fair value of debt securities at June 30, 2010 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2010, obligations of U.S. government corporations and agencies with a cost basis totaling $249,083,000 consist almost entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At June 30, 2010, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 2.1 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

		Estimated
	Amortized Cost	Fair Value
	(in thousands)
Investment Securities
Due in one year	$1,002	$1,002
Due after one year through five years	43,073	44,108
Due after five years through ten years	29,780	30,591
Due after ten years	190,751	200,082

Totals	$264,606	$275,783

Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of other accumulated comprehensive income (loss) in shareholders’ equity until realized. During the six months ended June 30, 2010, and throughout 2009, the Company did not sell any investment securities.
Investment securities with an aggregate carrying value of $202,908,000 and $201,388,000 at June 30, 2010 and December 31, 2009, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2010	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Securities Available-for-Sale:
Obligations of U.S. government corporations and agencies	$15	—	—	—	$15	—
Obligations of states and political subdivisions	—	—	970	(41)	970	(41)
Corporate debt securities	—	—	537	(463)	537	(463)

Total securities available-for-sale	$15	—	$1,507	($504)	$1,522	(504)

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Securities Available-for-Sale:
Obligations of U.S. government corporations and agencies	$15	—	—	—	$15	—
Obligations of states and political subdivisions	898	(13)	$1,011	($58)	1,909	(71)
Corporate debt securities	—	—	539	(461)	539	(461)

Total securities available-for-sale	$913	($13)	$1,550	($519)	$2,463	($532)

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. At June 30, 2010, four debt securities had an unrealized loss with aggregate depreciation of 0.01% from the Company’s amortized cost basis.
Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. At June 30, 2010, two debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 4.08% from the Company’s amortized cost basis.
Obligations of corporation debt securities: The unrealized losses on investments in corporate debt securities were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. At June 30, 2010, one corporate debt security had an unrealized loss with aggregate depreciation of 46.3% from the Company’s amortized cost basis.
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
Note 4 — Noncovered Loans, Allowance for Loan Losses and Reserve for Unfunded Commitments
Noncovered loans refer to loans not covered by FDIC loss sharing agreements. Covered loans are discussed in Note 5.
The following table presents the major types of noncovered loans recorded in the balance sheets as of June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009
	(in thousands)
Noncovered Loans:
Mortgage loans on real estate:
Residential 1-4 family	$113,989	$113,034
Commercial	700,211	706,243

Total mortgage loan on real estate	814,200	819,277

Consumer:
Home equity lines of credit	338,452	342,612
Home equity loans	46,633	52,531
Auto Indirect	34,228	46,532
Other	15,160	14,003

Total consumer loans	434,473	455,678

Commercial	151,308	163,131

Construction:
Residential	5,588	11,563
Commercial	34,593	47,553

Total construction	40,181	59,116

	1,440,162	1,497,202

Deferred loan fees, net	(1,630)	(1,632)

Total noncovered loans	$1,438,532	$1,495,570

Noncovered loans with an aggregate carrying value of $992,219,000 and $1,034,145,000 at June 30, 2010 and December 31, 2009, respectively, were pledged as collateral for specific borrowings and lines of credit.

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Allowance for loan losses:
Balance at beginning of period	$36,340	$32,774	$35,473	$27,590
Provision for loan losses	10,000	7,850	18,500	15,650
Total loans charged off	(8,424)	(7,308)	(16,525)	(10,309)
Total recoveries of previously charged off loans	514	308	982	693

Balance at end of period	$38,430	$33,624	$38,430	$33,624

Reserve for unfunded commitments:
Balance at beginning of period	$3,640	$2,740	$3,640	$2,565
Provision for losses — unfunded commitments	(800)	400	(800)	575

Balance at end of period	$2,840	$3,140	$2,840	$3,140

Balance at end of period:
Allowance for loan losses			$38,430	$33,624
Reserve for unfunded commitments			2,840	3,140

Allowance for losses			$41,270	$36,764

As a percentage of total noncovered loans:
Allowance for loan losses			2.67%	2.17%
Reserve for unfunded commitments			0.20%	0.20%

Allowance for losses			2.87%	2.37%

Noncovered loans classified as nonaccrual or troubled-debt restructurings (“TDR”) are classified as impaired and are included in the recorded balance of impaired noncovered loans. The Company’s recorded investment in impaired noncovered loans was as follows (dollars in thousands):

	June 30,	December 31,	June 30,
	2010	2009	2009
Impaired noncovered loans with no allocated allowance	$61,043	$35,807	$22,625
Impaired noncovered loans with allocated allowance	24,992	14,554	18,679

Total impaired noncovered loans	$86,035	$50,361	$41,304

Allowance for loan losses allocated to impaired noncovered loans	$6,328	$6,089	$6,093

The valuation allowance allocated to impaired noncovered loans is included in the allowance for loan losses shown above. The average recorded investment in impaired noncovered loans was $78,821,000 and $37,414,000 for the three months ended June 30, 2010 and 2009, respectively, and $68,198,000 and $34,321,000 for the six months ended June 30, 2010 and 2009, respectively. The Company recognized interest income on impaired noncovered loans of $797,000 and $459,000 for the three months ended June 30, 2010 and 2009, respectively, and $1,207,000 and $605,000 for the six months ended June 30, 2009.
At June 30, 2010, $23,991,000 of noncovered loans were TDR and classified as impaired. The Company had obligations to lend $471,000 of additional funds on these TDR as of June 30, 2010.

Note 5 — Covered Assets and FDIC Indemnification Asset
The following table reflects the estimated fair value of the acquired loans at the acquisition date:

Granite
(in thousands)	May 28, 2010
Gross loans acquired	$77,991
Discount	(13,189)

Covered loans, net	$64,802

The outstanding contractual principal balance, excluding purchase accounting adjustments, at June 30, 2010 was $74,361,000 for Granite.
The following table presents the major types of covered loans as of June 30, 2010. The classification of covered loan balances presented is reported in accordance with the regulatory reporting requirements.

Granite
(in thousands)	June 30, 2010
Mortgage loans on real estate:
Residential 1-4 family	$7,778
Commercial	29,800
Consumer loans	8,726
Commercial & industrial	11,366
Construction & land development	4,738

Covered loans, net	$62,408

In estimating the fair value of the covered loans at the acquisition date, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments and (b) estimated the amount and timing of undiscounted expected principal and interest payments. The difference between these two amounts represents the nonaccretable difference.
On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the acquired loans is the “accretable yield”. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans.
The following table summarizes the accretable yield on the covered loans as of the acquisitions date:

Granite
(in thousands)	May 28, 2010
Estimated fair value of loans acquired	$64,802
Less: undiscounted cash flows expected to be collected
Undiscounted contractual cash flows	$98,685
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(10,732)

Undiscounted cash flows expected to be collected	87,953

Accretable yield at acquisition	($23,151)
Accretion to interest income	369

Accretable yield at June 30, 2010	($22,782)

The following table summarizes the activity related to the covered foreclosed assets for the three months ended June 30, 2010:

Three months ended
June 30,
(in thousands)	2010
Balance, at acquisition	$4,629
Additions to covered foreclosed assets	—
Dispositions of covered foreclosed assets	(305)

Ending balance	$4,324

Changes in the FDIC loss sharing asset since the acquisition dates are as follows:

Three months ended
June 30,
(in thousands)	2010
Balance, at acquisition	$7,466
Accretion	—
Additions	49

Ending balance	$7,515

Note 6 — Mortgage Servicing Rights
The following tables summarize the activity in, and the main assumptions used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Mortgage servicing rights:
Balance at beginning of period	$4,310	$3,181	$4,089	$2,972
Additions	292	443	562	825
Change in fair value	(569)	271	(618)	98

Balance at end of period	$4,033	$3,895	$4,033	$3,895

Servicing fees received	$315	$277	$622	$546
Balance of loans serviced at:
Beginning of period	$518,803	$450,955	$505,947	$431,195
End of period	$527,436	$468,360	$527,436	$468,360
Weighted-average prepayment speed (CPR)			18.0%	16.3%
Discount rate			9.0%	9.0%
Note 7 — Noncovered Foreclosed Assets
The following table presents the changes in noncovered foreclosed assets for the six months ended June 30, 2010 and 2009 (in thousands):

	Six months ended June 30,
	2010	2009
Balance at beginning of period	$3,726	$1,185
Additions	3,788	2,276
Dispositions	(1,838)	(677)
Valuation adjustments	(55)	(162)

Balance at end of period	$5,621	$2,622

Note 8 — Junior Subordinated Debentures
On July 31, 2003, the Company formed a subsidiary business trust, TriCo Capital Trust I, to issue trust preferred securities. Concurrently with the issuance of the trust preferred securities, the trust issued 619 shares of common stock to the Company for $1,000 per share or an aggregate of $619,000. In addition, the Company issued a Junior Subordinated Debenture to the Trust in the amount of $20,619,000. The terms of the Junior Subordinated Debenture are materially consistent with the terms of the trust preferred securities issued by TriCo Capital Trust I. Also on July 31, 2003, TriCo Capital Trust I completed an offering of 20,000 shares of cumulative trust preferred securities for cash in an aggregate amount of $20,000,000. The trust preferred securities are mandatorily redeemable upon maturity on October 7, 2033 with an interest rate that resets quarterly at three-month LIBOR plus 3.05%. TriCo Capital Trust I has the right to redeem the trust preferred securities on or after October 7, 2008. The trust preferred securities were issued through an underwriting syndicate to which the Company paid underwriting fees of $7.50 per trust preferred security or an aggregate of $150,000. The net proceeds of $19,850,000 were used to finance the opening of new branches, improve bank services and technology, repurchase shares of the Company’s common stock under its repurchase plan and increase the Company’s capital. The trust preferred securities have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), or applicable state securities laws and were sold pursuant to an exemption from registration under the Securities Act. The trust preferred securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.
On June 22, 2004, the Company formed a second subsidiary business trust, TriCo Capital Trust II, to issue trust preferred securities. Concurrently with the issuance of the trust preferred securities, the trust issued 619 shares of common stock to the Company for $1,000 per share or an aggregate of $619,000. In addition, the Company issued a Junior Subordinated Debenture to the Trust in the amount of $20,619,000. The terms of the Junior Subordinated Debenture are materially consistent with the terms of the trust preferred securities issued by TriCo Capital Trust II. Also on June 22, 2004, TriCo Capital Trust II completed an offering of 20,000 shares of cumulative trust preferred securities for cash in an aggregate amount of $20,000,000. The trust preferred securities are mandatorily redeemable upon maturity on July 23, 2034 with an interest rate that resets quarterly at three-month LIBOR plus 2.55%. TriCo Capital Trust II has the right to redeem the trust preferred securities on or after July 23, 2009. The trust preferred securities were issued through an underwriting syndicate to which the Company paid underwriting fees of $2.50 per trust preferred security or an aggregate of $50,000. The net proceeds of $19,950,000 were used to finance the opening of new branches, improve bank services and technology, repurchase shares of the Company’s common stock under its repurchase plan and increase the Company’s capital. The trust preferred securities have not been and will not be registered under the Securities Act or applicable state securities laws and were sold pursuant to an exemption from registration under the Securities Act. The trust preferred securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws.
The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust I and the $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust II are reflected as junior subordinated debt in the consolidated balance sheets. The common stock issued by TriCo Capital Trust I and the common stock issued by TriCo Capital Trust II are recorded in other assets in the consolidated balance sheets.
The debentures issued by TriCo Capital Trust I and TriCo Capital Trust II, less the common securities of TriCo Capital Trust I and TriCo Capital Trust II, continue to qualify as Tier 1 or Tier 2 capital under interim guidance issued by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

Note 9 — Commitments and Contingencies
Lease Commitments— The Company leases 45 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. In connection with the Granite acquisition, the Company operated in four additional lease facilities at June 30, 2010. The option to assume these leases from the FDIC expires 90 days from acquisition date if not extended.
Rent expense for the six months ended June 30, 2010 was $1,277,000, compared to $1,123,000 in the comparable period in 2009. Rent expense was offset by rent income for the six months ended June 30, 2010 of $60,000, compared to $59,000 in the comparable period in 2009.
Financial Instruments with Off-Balance-Sheet Risk— The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and deposit account overdraft privilege. Those instruments involve, to varying degrees, elements of risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
The Company’s exposure to loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company’s exposure to loss in the event of nonperformance by the other party to the financial instrument for deposit account overdraft privilege is represented by the overdraft privilege amount disclosed to the deposit account holder.
The following table presents a summary of the Bank’s commitments and contingent liabilities:

	June 30,	December 31,
	2010	2009
	(in thousands)
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$131,077	$118,151
Consumer loans	402,781	405,959
Real estate mortgage loans	16,423	16,674
Real estate construction loans	12,025	19,258
Standby letters of credit	5,770	5,896
Deposit account overdraft privilege	37,238	36,489
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of one year or less or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on Management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, residential properties, and income-producing commercial properties.
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

Deposit account overdraft privilege amount represents the unused overdraft privilege balance available to the Company’s deposit account holders who have deposit accounts covered by an overdraft privilege. The Company has established an overdraft privilege for certain of its deposit account products whereby all holders of such accounts who bring their accounts to a positive balance at least once every thirty days receive the overdraft privilege. The overdraft privilege allows depositors to overdraft their deposit account up to a predetermined level. The predetermined overdraft limit is set by the Company based on account type.
Legal Proceedings—During 2007, Visa Inc. (“Visa”) announced that it completed restructuring transactions in preparation for an initial public offering of its Class A stock, and, as part of those transactions, Tri Counties Bank’s membership interest was exchanged for 16,653 shares of Class B common stock in Visa. In March 2008, Visa completed its initial public offering. Following the initial public offering, the Company received $275,400 proceeds as a mandatory partial redemption of 6,439 shares, reducing the Company’s holdings from 16,653 shares to 10,214 shares of Class B common stock. A conversion ratio of 0.71429 was established for the conversion rate of Class B shares into Class A shares. Using the proceeds from this offering, Visa also established a $3.0 billion escrow account to cover settlements, resolution of pending litigation and related claims (“covered litigation”).
In October 2008, Visa announced that it had reached a settlement with Discover Card related to an antitrust lawsuit. Tri Counties Bank and other Visa member banks were obligated to fund the settlement and share in losses resulting from this litigation that were not already provided for in the escrow account. In December 2008, Visa deposited additional funds into the escrow account to cover the remaining amount of the settlement. The deposit of funds into the escrow account further reduced the conversion ratio applicable to Class B common stock outstanding from 0.71429 per Class A share to 0.6296 per Class A share.
In July 2009, Visa deposited an additional $700 million into the litigation escrow account. While the outcome of the remaining litigation cases remains unknown, this addition to the escrow account provides additional reserves to cover potential losses. As a result of the deposit, the conversion ratio applicable to Class B common stock outstanding decreased further from 0.6296 per Class A share to 0.5824 per Class A share.
The remaining unredeemed shares of Visa Class B common stock are restricted and may not be transferred until the later of (1) three years from the date of the initial public offering or (2) the period of time necessary to resolve the covered litigation. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.
As of June 30, 2010, the value of the Class A shares was $70.75 per share. Utilizing the new conversion ratio effective in July 2009, the value of unredeemed Class A equivalent shares owned by the Company was $421,000 as of June 30, 2010, and has not been reflected in the accompanying financial statements.
The Company is a defendant in legal actions arising from normal business activities. Management believes, after consultation with legal counsel, that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company’s consolidated financial position or results from operations.
Other Commitments and Contingencies—The Company has entered into employment agreements or change of control agreements with certain officers of the Company providing severance payments to the officers in the event of a change in control of the Company and termination for other than cause or after a substantial and material change in the officer’s title, compensation or responsibilities.
Mortgage loans sold to investors may be sold with servicing rights retained, with only the standard legal representations and warranties regarding recourse to the Bank. Management believes that any liabilities that may result from such recourse provisions are not significant.

Note 10 — Stock-Based Compensation
The following table shows the number, weighted-average exercise price, intrinsic value, weighted average remaining contractual life, average remaining vesting period, and remaining compensation cost to be recognized over the remaining vesting period of options exercisable, options not yet exercisable, and total options outstanding as of June 30, 2010:

		Currently
	Currently	Not	Total
(dollars in thousands except exercise price)	Exercisable	Exercisable	Outstanding
Number of options	1,095,065	340,120	1,435,185
Weighted average exercise price	$14.94	$18.50	$15.78
Intrinsic value	$3,894	$106	$4,000
Weighted average remaining contractual term (yrs.)	3.61	8.91	4.87
The options for 340,120 shares that are not currently exercisable as of June 30, 2010 are expected to vest, on a weighted-average basis, over the next 3.3 years, and the Company is expected to recognize $2,657,000 of compensation costs related to these options as they vest.
Note 11 — Earnings Per Share
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
Earnings per share have been computed based on the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2010	2009	2010	2009

Net income	$1,320	$2,512	$2,878	$5,394

Average number of common shares outstanding	15,860	15,783	15,841	15,779
Effect of dilutive stock options	248	214	250	229

Average number of common shares outstanding used to calculate diluted earnings per share	16,108	15,997	16,091	16,008

There were 341,000 and 553,000 options excluded from the computation of diluted earnings per share for the three month periods ended June 30, 2010 and 2009, respectively, because the effect of these options was antidilutive.
Note 12 — Comprehensive Income
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.
The components of other comprehensive income (loss) and related tax effects are as follows:

	Three months ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009

Unrealized holding gains (losses) on available-for-sale securities	$3,588	($1,988)	$3,200	$460
Tax effect	(1,183)	836	(1,346)	194

Unrealized holding gains (losses) on available-for-sale securities, net of tax	$2,405	($1,152)	$1,854	$266

The components of accumulated other comprehensive income (loss), included in shareholders’ equity, are as follows:

	June 30,	December 31,
	2010	2009
	(in thousands)
Net unrealized gains on available-for-sale securities	$11,177	$7,977
Tax effect	(4,700)	(3,354)

Unrealized holding gains on available-for-sale securities, net of tax	6,477	4,623

Minimum pension liability	(4,143)	(4,143)
Tax effect	1,742	1,742

Minimum pension liability, net of tax	(2,401)	(2,401)

Joint beneficiary agreement liability	97	97
Tax effect	(41)	(41)

Joint beneficiary agreement liability, net of tax	56	56

Accumulated other comprehensive income	$4,132	$2,278

Note 13 — Retirement Plans
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2010	2009	2010	2009
Net pension cost included the following components:
Service cost-benefits earned during the period	$131	$99	$262	$198
Interest cost on projected benefit obligation	191	174	382	348
Amortization of net obligation at transition	—	—	1	—
Amortization of prior service cost	38	38	76	76
Recognized net actuarial loss	55	25	109	50

Net periodic pension cost	$415	$336	$830	$672

During the six months ended June 30, 2010 and 2009, the Company contributed and paid out as benefits $379,000 and $338,000, respectively, to participants under the plans. For the year ending December 31, 2010, the Company currently expects to contribute and pay out as benefits $733,000 to participants under the plans.

Note 14 — Fair Value Measurement
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
The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observable nature of the assumptions used to determine fair value. These levels are:

Level 1	—	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	—	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	—	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.
Securities available-for-sale — Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.
Noncovered impaired loans — Noncovered loans are not recorded at fair value on a recurring basis. However, from time to time, a noncovered loan is considered impaired and an allowance for loan losses is established. Noncovered loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired noncovered loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired noncovered loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired noncovered loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the impaired noncovered loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value, or the appraised value contains a significant unobservable assumption, and there is no observable market price, the Company records the impaired noncovered loan as nonrecurring Level 3.
Covered and Noncovered foreclosed assets — Foreclosed assets include assets acquired through, or in lieu of, loan foreclosure. Foreclosed assets are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value less cost to sell. The fair value of foreclosed assets is established using current real estate appraisals. Revenue and expenses from operations and changes in the valuation allowance are included in other noninterest expense. The Company records foreclosed assets as nonrecurring Level 3.
Mortgage servicing rights — Mortgage servicing rights are carried at fair value. A valuation model, which utilizes a discounted cash flow analysis using a discount rate and prepayment speed assumptions is used in the computation of the fair value measurement. While the prepayment speed assumption is currently quoted for comparable instruments, the discount rate assumption currently requires a significant degree of management judgment. As such, the Company classifies mortgage servicing rights subjected to recurring fair value adjustments as Level 3.

Goodwill and other intangible assets — Goodwill and other intangible assets are subject to impairment testing. A projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment as there are unobservable inputs for these assets. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at June 30, 2010	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$260,515	—	$260,515	—
Obligations of states and political subdivisions	14,731	—	14,731	—
Corporate debt securities	537	—	537	—
Mortgage servicing rights	4,033	—	—	4,033

Total assets measured at fair value	$279,816	—	$275,783	$4,033

Fair value at December 31, 2009	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$193,130	—	$193,130	—
Obligations of states and political subdivisions	17,953	—	17,953	—
Corporate debt securities	539	—	539	—
Mortgage servicing rights	4,089	—	—	4,089

Total assets measured at fair value	$215,711	—	$211,622	$4,089

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six month periods ended June 30, 2010 and 2009. The amount included in the “Transfer into Level 3” column represents the beginning balance of an item in the period (interim quarter) for which it was designated as a Level 3 fair value measure (in thousands):

			Change
	Beginning	Transfers	Included		Ending
	Balance	into Level 3	in Earnings	Issuances	Balance

Three months ended June 30,
2010:
Mortgage servicing rights	$4,310	—	($569)	$292	$4,033
2009:
Mortgage servicing rights	$3,181	—	$271	$443	$3,895

Six months ended June 30,

2010:
Mortgage servicing rights	$4,089	—	($618)	$562	$4,033
2009:
Mortgage servicing rights	$2,972	—	$98	$825	$3,895

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of the dates indicated (in thousands):

Fair value at June 30, 2010	Total	Level 1	Level 2	Level 3
Impaired loans	$24,992	—	—	$24,992
Noncovered foreclosed assets	5,621	—	—	5,621
Covered foreclosed assets	4,324	—	—	4,324

Total assets measured at fair value	$34,937	—	—	$34,937

Fair value at December 31, 2009	Total	Level 1	Level 2	Level 3
Impaired loans	$13,993	—	—	$13,993
Noncovered foreclosed assets	3,726	—	—	3,726

Total assets measured at fair value	$17,719	—	—	$17,719

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and six months ended June 30, 2010 and 2009:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2010	2009	2010	2009
Non-covered loans	$2,693	$905	$4,590	$1,561
Non-covered foreclosed assets	55	—	55	162

Total loss from nonrecurring fair value adjustments	$2,748	$905	$4,645	$1,723

In addition to the methods and assumptions used to estimate the fair value of each class of financial instrument noted above, the following methods and assumptions were used to estimate the fair value of other classes of financial instruments for which it is practical to estimate the fair value.
Cash and cash equivalents — Cash and due from banks, fed funds purchased and sold, accrued interest receivable and payable, and short-term borrowings are considered short-term instruments. For these short-term instruments their carrying amount approximates their fair value.
Securities — For all securities, fair values are based on quoted market prices or dealer quotes.
Restricted Equity Securities — The carrying value of restricted equity securities approximates fair value as the shares can only be redeemed by the issuing institution at par.
Loans Held For Sale — For loans held for sale, carrying value approximates fair value.
Noncovered loans — The fair value of variable rate noncovered loans is the current carrying value. The interest rates on these noncovered loans are regularly adjusted to market rates. The fair value of other types of fixed rate noncovered loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. The allowance for loan losses is a reasonable estimate of the valuation allowance needed to adjust computed fair values for credit quality of certain noncovered loans in the portfolio.
Covered Loans — Covered loans are measured at estimated fair value on the date of acquisition. Carrying value is calculated as the present value of expected cash flows and approximates fair value.
Cash Value of Life Insurance — The fair values of insurance policies owned are based on the insurance contract’s cash surrender value.
FDIC Indemnification Asset — The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreement.
Deposit Liabilities — The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. These values do not consider the estimated fair value of the Company’s core deposit intangible, which is a significant unrecognized asset of the Company. The fair value of time deposits and other borrowings is based on the discounted value of contractual cash flows.
Other Borrowings — The fair value of other borrowings is calculated based on the discounted value of the contractual cash flows using current rates at which such borrowings can currently be obtained.
Junior Subordinated Debentures — The fair value of junior subordinated debentures is estimated using a discounted cash flow model. The future cash flows of these instruments are extended to the next available redemption date or maturity date as appropriate based upon the spreads of recent issuances or quotes from brokers for comparable bank holding companies compared to the contractual spread of each junior subordinated debenture measured at fair value.
Commitments to Extend Credit and Standby Letters of Credit — The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counter parties at the reporting date.
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
The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Cash and due from banks	$49,544	$49,544	$61,033	$61,033
Cash at Federal Reserve and other banks	273,100	273,100	285,556	285,556
Securities available-for-sale	275,783	275,783	211,622	211,622
Restricted equity securities	9,523	9,523	9,274	9,274
Loans held for sale	4,153	4,153	4,641	4,641
Noncovered loans, net	1,404,255	1,449,992	1,460,097	1,498,347
Covered loans	62,408	62,408	—	—
Cash value of life insurance	49,546	49,546	48,694	48,694
Mortgage servicing rights	4,033	4,033	4,089	4,089
FDIC indemnification asset	7,515	7,515	—	—
Financial liabilities:
Deposits	1,889,949	1,876,947	1,828,512	1,811,204
Other borrowings	60,452	64,512	66,753	70,468
Junior subordinated debt	41,238	22,887	41,238	16,701

	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value

Off-balance sheet:
Commitments	$562,306	$5,623	$560,042	$5,600
Standby letters of credit	5,770	58	5,896	59
Overdraft privilege commitments	37,238	372	36,489	365

TRICO BANCSHARES
Financial Summary
(In thousands, except per share amounts; unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Net Interest Income (FTE)	$22,245	$23,288	$44,346	$46,439
Provision for loan losses	(10,000)	(7,850)	(18,500)	(15,650)
Noninterest income	8,104	7,996	15,651	14,611
Noninterest expense	(18,408)	(19,344)	(37,211)	(36,545)
Provision for income taxes (FTE)	(621)	(1,578)	(1,408)	(3,461)

Net income	$1,320	$2,512	$2,878	$5,394

Earnings per share:
Basic	$0.08	$0.16	$0.18	$0.34
Diluted	$0.08	$0.16	$0.18	$0.34
Per share:
Dividends paid	$0.09	$0.13	$0.22	$0.26
Book value at period end	$12.76	$12.67
Tangible book value at period end	$11.74	$11.66

Average common shares outstanding	15,860	15,783	15,841	15,779
Average diluted shares outstanding	16,108	15,997	16,091	16,008
Shares outstanding at period end	15,860	15,783

At period end:
Loans (noncovered and covered), net	$1,466,669	$1,518,611
Total assets	2,224,645	2,087,841
Total deposits	1,889,949	1,737,385
Other borrowings	60,452	73,898
Junior subordinated debt	41,238	41,238
Shareholders’ equity	$202,422	$199,979
Financial Ratios:
During the period (annualized):
Return on assets	0.24%	0.48%	0.26%	0.52%
Return on equity	2.61%	4.94%	2.82%	5.32%
Net interest margin[1]	4.41%	4.82%	4.40%	4.86%
Net loan charge-offs to average loans	2.16%	1.80%	2.12%	1.23%
Efficiency ratio[1]	60.7%	61.8%	62.0%	59.9%
At Period End:
Tangible common equity to tangible assets	8.43%	8.88%
Total capital to risk-adjusted assets	13.55%	12.87%
Allowance for losses to noncovered loans[2]	2.87%	2.37%

[1]	Fully taxable equivalent (FTE).

[2]	Allowance for losses includes allowance for loan losses and reserve for unfunded commitments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
As TriCo Bancshares (referred to in this report as “we”, “our” or the “Company”) has not commenced any business operations independent of Tri Counties Bank (the “Bank”), the following discussion pertains primarily to the Bank. Average balances, including such balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company. Within Management’s Discussion and Analysis of Financial Condition and Results of Operations, interest income and net interest income are generally presented on a fully tax-equivalent (FTE) basis. The presentation of interest income and net interest income on a FTE basis is a common practice within the banking industry. Interest income and net interest income are shown on a non-FTE basis in the Part I — Financial Information section of this Form 10-Q, and a reconciliation of the FTE and non-FTE presentations is provided below in the discussion of net interest income.
Summary of Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, intangible assets, and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2009 included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 11, 2010. Not all of these critical accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC’s definition.
Allowance for Loan Losses
The allowance for loan losses (“ALL”) is established through a provision for loan losses charged to expense. Loans and deposit related overdrafts are charged against the allowance for loan losses when Management believes that the collectibility of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. The ALL is an amount that Management believes will be adequate to absorb probable losses inherent in existing loans and leases, based on evaluations of the collectibility, impairment and prior loss experience of loans and leases. The evaluations take into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. The Company defines a loan as impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.
Credit risk is inherent in the business of lending. As a result, the Company maintains an ALL to absorb losses inherent in the Company’s loan portfolio. This is maintained through periodic charges to earnings. These charges are shown in the Consolidated Income Statements as provision for loan losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance. However, for a variety of reasons, not all losses are immediately known to the Company and, of those that are known, the full extent of the loss may not be quantifiable at that point in time. The balance of the Company’s ALL is meant to be an estimate of these unknown but probable losses inherent in the portfolio. For purposes of this discussion, “loans” shall include all loans and lease contracts that are part of the Company’s portfolio.
The Company formally assesses the adequacy of the ALL on a quarterly basis. Determination of the adequacy is based on ongoing assessments of the probable risk in the outstanding loan portfolio, and to a lesser extent the Company’s loan commitments. These assessments include the periodic re-grading of credits based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment, growth of the portfolio as a whole or by segment, and other factors as warranted. Loans are initially graded when originated. They are re-graded as they are renewed, when there is a new loan to the same borrower, when identified facts demonstrate heightened risk of nonpayment, or if they become delinquent. Re-grading of larger problem loans occurs at least quarterly. Confirmation of the quality of the grading process is obtained by independent credit reviews conducted by consultants specifically hired for this purpose and by various bank regulatory agencies.
The Company’s method for assessing the appropriateness of the ALL includes specific allowances for identified problem loans and leases, formula allowance factors for pools of credits, and allowances for changing environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowance factors for loan pools are based on the previous 5 years historical loss experience by product type. Allowances for specific loans are based on analysis of individual credits. Allowances for changing environmental factors are Management’s best estimate of the probable impact these changes have had on the loan portfolio as a whole. This process is explained in detail in the notes to the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2009.
Management believes that the ALL was adequate as of June 30, 2010. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALL and could possibly result in additional charges to the provision for loan losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan losses in future periods if warranted as a result of their review. Approximately 86% of our noncovered loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. Over the last several years, there has been deterioration in the residential development and residential real-estate markets which has led to an increase in non-performing loans and the ALL. A continued deterioration in these markets or deterioration in other segments of our loan portfolio, such as commercial real estate, may lead to additional charges to the ALL.
Reserve for unfunded commitments
The reserve for unfunded commitments (“RUC”) is established through a provision for losses — unfunded commitments charged to noninterest expense. The RUC is an amount that Management believes will be adequate to absorb probable losses inherent in existing commitments, including unused portions of revolving lines of credits and other loans, standby letters of credits, and unused deposit account overdraft privilege. The RUC is based on evaluations of the collectibility, and prior loss experience of unfunded commitments. The evaluations take into consideration such factors as changes in the nature and size of the loan portfolio, overall loan portfolio quality, loan concentrations, specific problem loans and related unfunded commitments, and current economic conditions that may affect the borrower’s or depositor’s ability to pay.
Mortgage Servicing Rights
Mortgage servicing rights (“MSR”) represent the Company’s right to a future stream of cash flows based upon the contractual servicing fee associated with servicing mortgage loans. Our MSR arise from residential mortgage loans that we originate and sell, but retain the right to service the loans. For sales of residential mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on the fair values of the loan and the servicing right. The net gain from the retention of the servicing right is included in gain on sale of loans in noninterest income when the loan is sold. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. MSR are included in other assets. Servicing fees are recorded in noninterest income when earned.
The determination of fair value of our MSR requires management judgment because they are not actively traded. The determination of fair value for MSR requires valuation processes which combine the use of discounted cash flow models and extensive analysis of current market data to arrive at an estimate of fair value. The cash flow and prepayment assumptions used in our discounted cash flow model are based on empirical data drawn from the historical performance of our MSR, which we believe are consistent with assumptions used by market participants valuing similar MSR, and from data obtained on the performance of similar MSR. The key assumptions used in the valuation of MSR include mortgage prepayment speeds and the discount rate. These variables can, and generally will, change from quarter to quarter as market conditions and projected interest rates change. The key risks inherent with MSR are prepayment speed and changes in interest rates. The Company uses an independent third party to determine fair value of MSR. Mortgage servicing rights are adjusted to fair value with the adjustment recorded in noninterest income.

Valuation of Goodwill and Other Intangible Assets
At June 30, 2010, we had $16,269,000 in goodwill and other intangible assets as a result of business combinations. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on an annual basis as of December 31. Additionally, goodwill and other intangible assets with indefinite lives are evaluated on an interim basis when events or circumstance indicate impairment potentially exists. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumption may result in additional impairment of all, or some portion of, goodwill.
Stock-based Compensation
In accordance with FASB ASC Topic 718, Stock Compensation, we recognize expense in the income statement for the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions. The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. Management assumptions utilized at the time of grant impact the fair value of the option calculated under the Black-Scholes methodology, and ultimately, the expense that will be recognized over the life of the option. Additional information is included in Note 10 of the Notes to Consolidated Financial Statements.
Fair Value
FASB ASC Topic 820, Fair Value Measurements and Disclosures establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. See Note 14 of the Notes to Consolidated Financial Statements for additional information about the level of pricing transparency associated with financial instruments carried at fair value.
Acquired Loans
In accordance with FASB ASC Topic 310-30, acquired loans are aggregated into pools based on individually evaluated common risk characteristics and aggregate expected cash flow were estimated for each pool. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. A loan will be removed from a pool of loans only if the loan is sold, foreclosed, assets are received in satisfaction of the loan, or the loan is written off, and will be removed from the pool at the carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and the cash, fair value of the collateral, or other assets received will be recognized in income immediately and would not affect the effective yield used to recognize the accretable difference on the remaining pool. Loans originally placed into a pool will not be reported individually as 30-89 days past due, non-performing (90+ days past due or nonaccrual), or accounted for as a troubled debt restructuring as the pool is the unit of accounting. Rather, these metrics related to the underlying loans within a pool will be considered in our ongoing assessment and estimates of future cash flows. If, at acquisition, the loans are collateral dependent and acquired primarily for the rewards of ownership of the underlying collateral, or if cash flows expected to be collected cannot be reasonably estimated, accrual of income is inappropriate. Such loans will be placed into nonperforming (nonaccrual) loan pools.
The cash flows expected to be received over the life of the pool were estimated by management. These cash flows were input into a FASB ASC Topic 310-30 compliant accounting loan system which calculates the carrying values of the pools and underlying loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity, and prepayment speeds assumptions will be periodically reassessed and updated within the accounting model to update our expectation of future cash flows. The excess of the cash flows expected to be collected over the pool’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective yield method. The accretable yield will change due to changes in the timing and amounts of expected cash flows. Changes in the accretable yield will be disclosed quarterly.

The excess of the contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents our estimate of the credit losses expected to occur and was considered in determining the fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at purchase date in excess of fair value are adjusted through the accretable difference on a prospective basis. Any subsequent decreases in expected cash flows over those expected at purchase date are recognized by recording a provision for loan losses. Any disposals of loans, including sales of loans, payments in full or foreclosures, result in the removal of the loan from the pool at its carrying amount. The difference between actual prepayments and expected prepayments will not affect the nonaccretable difference.
Transactions with Related Persons
The Company has entered into agreements with Modern Building Inc. (“Modern”), to provide construction services for tenant improvements at several of our locations. Payments to Modern under such agreements totaled $713,000 during the six months ended June 30, 2010. One of the Company’s directors, L. Gage Chrysler, III, owns 51% of Modern Building and serves as its president.
Results of Operations
Overview
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
Following is a summary of the components of fully taxable equivalent (“FTE”) net income for the periods indicated (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Net Interest Income (FTE)	$22,245	$23,288	$44,346	$46,439
Provision for loan losses	(10,000)	(7,850)	(18,500)	(15,650)
Noninterest income	8,104	7,996	15,651	14,611
Noninterest expense	(18,408)	(19,344)	(37,211)	(36,545)
Provision for income taxes (FTE)	(621)	(1,578)	(1,408)	(3,461)

Net income	$1,320	$2,512	$2,878	$5,394

For the three months ended June 30, 2010, net income was $1,320,000, or $0.08 per diluted share, as compared to net income of $2,512,000, or $0.16 per diluted share for the three months ended June 30, 2009. The decrease in net income for the three months ended June 30, 2010 compared to the same period of the prior year is principally attributable decreased net interest income, and increased provision for loan losses that were partially offset by decreased noninterest expense. For the six months ended June 30, 2010, net income was $2,878,000, or $0.18 per diluted share, as compared to net income of $5,394,000, or $0.34 per diluted share for the six months ended June 30, 2009. The decrease in net income for the three months ended June 30, 2010 compared to the same period of the prior year is principally attributable decreased net interest income and increased provision for loan losses that were partially offset by increased noninterest income and decreased noninterest expense. Noninterest income for the three and six month periods ended June 30, 2010 include a bargain purchase gain on acquisition of $232,000 relating to the acquisition of Granite. We assumed certain assets and liabilities of Granite on May 28, 2010, and the results of the acquired operations are included in our financial results starting on May 28, 2010.

Net Interest Income
The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Interest income	$25,776	$28,432	$51,712	$57,314
FTE adjustment	111	142	234	295

Interest income (FTE)	25,887	28,754	51,946	57,609
Interest expense	(3,642)	(5,286)	(7,600)	(11,170)

Net interest income (FTE)	$22,245	$23,288	$44,346	$46,439

Average interest-earning assets	$2,019,686	$1,933,633	$2,014,291	$1,910,377
Net interest margin (FTE)	4.41%	4.82%	4.40%	4.86%
Net interest income (FTE) for the three months ended June 30, 2010 was $22,245,000, a decrease of $1,043,000 or 4.5% compared to the same period in 2009. Net interest income (FTE) for the six months ended June 30, 2010 was $44,346,000, a decrease of $2,093,000 or 4.5% compared to the same period in 2009. The results for the three and six month periods ended June 30, 2010 as compared to the same periods in 2009 are attributable to a change in the mix of interest-earning assets, with average loan balances decreasing and other categories of lower yielding assets increasing. The FDIC-assisted purchase and assumption of certain assets and liabilities of Granite, which was completed on May 28, 2010, contributed to the increase in interest-bearing liabilities in the three and six month periods ended June 30, 2010 over the same periods in 2009.
Net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax-equivalent basis was 4.41% for the three months ended June 30, 2010, a decrease of 41 basis points as compared to the same period in 2009. Net interest margin on a fully tax-equivalent basis was 4.40% for the six months ended June 30, 2010, a decrease of 46 basis points as compared to the same period in 2009. The decrease in net interest margin for the three and six months ended June 30, 2010 as compared to same periods in 2009 was mainly due to a lower average yield earned on loans and a change in the mix of interest-earning assets away from loans and towards lower yielding interest-earning cash at the Federal Reserve Bank combined with continued deposit growth despite extremely low rates being offered by the Company for those deposits. The Company is attempting to balance new customer acquisition and deposit growth with the opportunities it has, in the current economic environment, to invest or loan that deposit growth without undue risk and in a profitable manner.

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

	For the three months ended
	June 30, 2010			June 30, 2009
		Interest	Rates		Interest	Rates
	Average	Income/	Earned	Average	Income/	Earned
	Balance	Expense	Paid	Balance	Expense	Paid

Assets:
Loans	$1,463,475	$22,701	6.20%	$1,555,778	$25,218	6.48%
Investment securities — taxable	278,799	2,733	3.92%	245,489	2,896	4.72%
Investment securities — nontaxable	15,502	299	7.71%	22,407	405	7.23%
Cash at Federal Reserve and other banks	261,910	154	0.24%	109,959	55	0.20%

Total interest-earning assets	2,019,686	25,887	5.13%	1,933,633	28,574	5.91%

Other assets	171,974			155,242

Total assets	$2,191,660			$2,088,875

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	386,788	586	0.61%	$283,777	$444	0.63%
Savings deposits	541,710	613	0.45%	425,759	759	0.71%
Time deposits	544,320	1,528	1.12%	664,863	3,575	2.15%
Other borrowings	61,629	602	3.91%	73,565	112	0.61%
Junior subordinated debt	41,238	313	3.04%	41,238	396	3.84%

Total interest-bearing liabilities	1,575,685	3,642	0.92%	1,489,202	5,286	1.42%

Noninterest-bearing deposits	376,300			361,035
Other liabilities	36,147			35,042
Shareholders’ equity	203,528			203,596

Total liabilities and shareholders’ equity	$2,191,660			$2,088,875

Net interest spread(1)			4.21%			4.49%
Net interest income and interest margin(2)		$22,245	4.41%		$23,288	4.82%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets.

Summary of Average Balances, Yields/Rates and Interest Differential (continued)

	For the six months ended
	June 30, 2010			June 30, 2009
		Interest	Rates		Interest	Rates
	Average	Income/	Earned	Average	Income/	Earned
	Balance	Expense	Paid	Balance	Expense	Paid

Assets:
Loans	$1,466,580	$45,514	6.21%	$1,561,064	$50,731	6.50%
Investment securities — taxable	271,988	5,494	4.04%	248,960	5,979	4.80%
Investment securities — nontaxable	16,406	630	7.68%	22,508	822	7.31%
Cash at Federal Reserve and other banks	259,317	308	0.24%	77,845	77	0.20%

Total interest-earning assets	2,014,291	51,946	5.16%	1,910,377	57,609	6.03%

Other assets	166,108			158,657

Total assets	$2,180,399			$2,069,034

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	377,724	1,201	0.64%	$270,957	$786	0.58%
Savings deposits	531,978	1,255	0.47%	417,254	1,652	0.79%
Time deposits	552,293	3,329	1.21%	660,103	7,542	2.29%
Other borrowings	61,736	1,196	3.87%	75,957	354	0.93%
Junior subordinated debt	41,238	619	3.00%	41,238	836	4.05%

Total interest-bearing liabilities	1,564,969	7,600	0.97%	1,465,509	11,170	1.52%

Noninterest-bearing deposits	375,159			363,755
Other liabilities	36,407			36,909
Shareholders’ equity	203,864			202,861

Total liabilities and shareholders’ equity	$2,180,399			$2,069,034

Net interest spread(1)			4.19%			4.51%
Net interest income and interest margin(2)		$44,346	4.40%		$46,439	4.86%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets.

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

	Three months ended June 30, 2010
	compared with three months
	ended June 30, 2009
	Volume	Rate	Total

Increase (decrease) in interest income:
Loans	($1,495)	($1,022)	($2,517)
Investment securities	325	(594)	(269)
Cash at Federal Reserve and other banks	76	23	99

Total interest-earning assets	(1,094)	(1,593)	(2,687)

Increase (decrease) in interest expense:
Interest-bearing demand deposits	162	(20)	142
Savings deposits	206	(352)	(146)
Time deposits	(648)	(1,399)	(2,047)
Other borrowings	(18)	508	490
Junior subordinated debt	—	(83)	(83)

Total interest-bearing liabilities	(298)	(1,346)	(1,644)

Increase in Net Interest Income	($796)	($247)	($1,043)

	Six months ended June 30, 2010
	compared with six months
	ended June 30, 2009
	Volume	Rate	Total

Increase (decrease) in interest income:
Loans	($3,071)	($2,146)	($5,217)
Investment securities	424	(1,101)	(677)
Cash at Federal Reserve and other banks	181	50	231

Total interest-earning assets	(2,466)	(3,197)	(5,663)

Increase (decrease) in interest expense:
Interest-bearing demand deposits	310	105	415
Savings deposits	453	(850)	(397)
Time deposits	(1,234)	(2,979)	(4,213)
Other borrowings	(66)	908	842
Junior subordinated debt	—	(217)	(217)

Total interest-bearing liabilities	(537)	(3,033)	(3,570)

Increase in Net Interest Income	($1,929)	($164)	($2,093)

Provision for Loan Losses
The provision for loan losses was $10,000,000 and $18,500,000 for the three and six months ended June 30, 2010, respectively, compared to $7,850,000 and $15,650,000 for the same periods in 2009. The increases in the provision for loan losses for the three and six month periods ended June 30, 2010 as compared to the same periods in 2009 were primarily the result of changes in the make-up of the loan portfolio and the Bank’s loss factors in reaction to increased losses in the construction, commercial real estate, commercial & industrial (C&I), home equity and auto indirect loan portfolios. Management re-evaluates its loss ratios and assumptions quarterly and makes changes as appropriate based upon, among other things, changes in loss rates experienced, collateral support for underlying loans, changes and trends in the economy, and changes in the loan mix.
The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan losses. Additional discussion on loan quality, our procedures to measure loan impairment, and the allowance for loan losses is provided under the heading Asset Quality and Non-Performing Assets below.
Noninterest Income
Noninterest income for the three months ended June 30, 2010 was $8,104,000, an increase of $108,000, or 1%, as compared to the same period in 2009. Noninterest income for the six months ended June 30, 2010 was $15,651,000, an increase of $1,040,000, or 7%, as compared to the same period in 2009. The following table presents the key components of noninterest income for the three and six months ended June 30, 2010 and 2009:

	Three months ended				Six months ended
	June 30,				June 30,
			Change	Change			Change	Change
(dollars in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent

Service charges on deposit accounts	$4,443	$4,136	$307	7%	$8,221	$7,721	$500	7%
ATM fees and interchange revenue	1,531	1,222	309	25%	2,899	2,320	579	25%
Other service fees	678	553	125	23%	1,315	1,095	220	20%
Change in value of mortgage servicing rights	(569)	271	(840)	(310%)	(618)	98	(716)	(730%)
Gain on sale of loans	577	948	(371)	(39%)	1,162	1,589	(427)	(27%)
Commissions on sale of nondeposit investment products	362	492	(130)	(26%)	629	981	(352)	(36%)
Increase in cash value of life insurance	426	270	156	58%	852	550	302	55%
Gain (loss) on disposition of foreclosed assets	310	(4)	n/m	n/m	350	(4)	n/m	n/m
Bargain purchase gain on acquisition	232	—	n/m	n/m	232	—	n/m	n/m
Other noninterest income	114	108	6	6%	609	261	348	133%

Total noninterest income	$8,104	$7,996	$108	1%	$15,651	$14,611	$1,040	7%

The increase in service charges in the three and six months ended June 30, 2010 over the same periods in 2009 is mainly due to an increase in non-sufficient funds per item fees that took effect in April 2009. ATM fees and interchange revenue increased due to increased customer point-of-sale transactions that are the result of incentives for such usage. Other service fees increase mainly due to increased loan servicing fees from higher balances of loans being serviced. Change in value of mortgage servicing rights decreased primarily due to decreased residential mortgage rates that are expected to increase the pace of future mortgage refinancing that in turn adversely effect the value of mortgage servicing rights. Gain on sale of loans decreased due to decreased mortgage refinancing when compared to prior year similar periods. The improvement in increase in cash value of life insurance is due to increased earnings rates from such insurance policies. The increase in other noninterest income in the six months ended June 30, 2010 over the same period in 2009 was due to the receipt of $400,000 by the Company under the terms of a legal settlement.

Noninterest Expense
Noninterest expense for the three months ended June 30, 2010 was $18,408,000, a decrease of $936,000, or 5%, as compared to the same period in 2009. Noninterest expense for the six months ended June 30, 2010 was $37,211,000, an increase of $666,000, or 2%, as compared to the same period in 2009. The following table presents the key components of noninterest expense for the three and six months ended June 30, 2010 and 2009:

	Three months ended				Six months ended
	June 30,				June 30,
			Change	Change			Change	Change
(dollars in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent

Base salaries, net of deferred loan origination costs	$6,990	$6,676	$314	5%	$13,964	$13,252	$712	5%
Incentive compensation	526	916	(390)	(43%)	1,072	1,504	(432)	(29%)
Benefits and other compensation costs	2,469	2,477	(8)	(1%)	5,099	5,102	(3)	—

Total salaries and related benefits	9,985	10,069	(84)	(1%)	20,135	19,858	277	1%

Occupancy	1,407	1,269	138	11%	2,736	2,504	232	9%
Equipment	1,060	905	155	17%	2,034	1,822	212	12%
Telecommunications	461	433	28	7%	874	765	109	14%
Data processing and software	661	664	(3)	(1%)	1,336	1,282	54	4%
Provisions for losses — unfunded commitments	(800)	400	(1,200)	(300%)	(800)	575	(1,375)	(239%)
ATM network charges	446	589	(143)	(24%)	904	1,105	(201)	(18%)
Professional fees	704	423	281	66%	1,420	734	686	94%
Advertising and marketing	627	514	113	22%	1,148	912	236	26%
Courier service	201	212	(11)	(5%)	398	385	13	3%
Postage	311	228	83	36%	558	507	51	10%
Intangible amortization	72	64	8	13%	137	198	(61)	(31%)
Operational losses	120	90	30	33%	187	127	60	47%
Provision for OREO losses	55	—	55	n/m	55	162	(107)	(66%)
Assessments	812	1,288	(476)	(37%)	1,596	1,590	6	—
Other	2,220	2,163	57	3%	4,230	3,960	270	7%

Total other noninterest expense	8,423	9,275	(852)	(9%)	17,076	16,687	389	2%

Total noninterest expense	$18,408	$19,344	($936)	(5%)	$37,211	$36,545	$666	2%

Average full time equivalent staff	655	639			653	630
Noninterest expense to revenue (FTE)	60.7%	61.8%			62.0%	59.9%
Salaries and related benefits decreased $84,000, or 1% in the three months ending June 30, 2010, as compared to the same period in the prior year. The decrease was due to a two percent increase in average full time equivalent staff, primarily in new branches and loan collection functions, and annual salary merit increases that were substantially offset by reduced incentive compensation in all product lines. Salaries and related benefits increased $277,000, or 1% in the six months ending June 30, 2010, as compared to the same period in the prior year. The increase was due to a four percent increase in average full time equivalent staff, primarily in new branches and loan collection functions, and annual salary merit increases that were substantially offset by reduced incentive compensation in all product lines. The May 28, 2010 acquisition of Granite added $80,000 to salaries and benefits expense through June 30, 2010.
Occupancy and equipment expenses increased for the three and six months ended June 30, 2010, as compared to the same periods in the prior year, primarily due to four new branch openings, one each in the third and fourth quarters of 2009 and one each in the first and second quarters of 2010, and three branches and one admin facility acquired in the Granite acquisition on May 28, 2010. The decrease in provision for losses — unfunded commitments was due to reduced estimates of future uses of such commitments and reduced estimated loss rates on such future commitments. The increase in professional fees is mainly due to legal fees related to loan collection efforts. The May 28, 2010 acquisition of Granite added expenses totaling $77,000 in various categories other noninterest expense through June 30, 2010.

Provision for Income Tax
The effective tax rate for the three months ended June 30, 2010 was 27.9% and reflects a decrease from 36.4% for the three months ended June 30, 2009. The effective tax rate for the six months ended June 30, 2010 was 29.0% and reflects a decrease from 37.0% for the six months ended June 30, 2009. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly from increase in cash value of life insurance, tax-exempt loans and state and municipal securities.
Financial Condition
Investment Securities
Investment securities available for sale increased $64,161,000 to $275,783,000 as of June 30, 2010, as compared to December 31, 2009. This increase is principally attributable to purchases of $101,255,000 of investment securities available for sale, $2,954,000 of investment securities available for sale assumed in the Granite acquisition, and an increase in fair value of investments securities available for sale of $3,200,000, offset by the proceeds from maturities of $42,817,000 of investment securities available for sale and amortization of net purchase price premiums of $431,000. .
The following table presents the available for sale investment securities portfolio by major type as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
(dollars in thousands)	Fair Value	%	Fair Value	%

Securities Available-for-Sale:
Obligations of U.S. government corporations and agencies	$260,515	95%	$193,130	91%
Obligations of states and political subdivisions	14,731	5%	17,953	9%
Corporate debt securities	537	—	539	—

Total securities available-for-sale	$275,783	100%	$211,622	100%

Additional information about the investment portfolio is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.
Restricted Equity Securities
Restricted equity securities were $9,523,000 at June 30, 2010 and $9,274,000 at December 31, 2009. The entire balance of restricted equity securities at June 30, 2010 and December 31, 2009 represent the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”). The increase of $249,000 is attributable to stock redemptions of $345,000 by the FHLB, receipt of $594,000 and $102,000 of FHLB stock and Federal Reserve Bank stock, respectively, via the FDIC-assisted acquisition of Granite, and the redemption of $102,000 of Federal Reserve Bank stock.
FHLB stock is carried at par and does not have a readily determinable fair value. While technically these are considered equity securities, there is no market for the FHLB stock. Therefore, the shares are considered as restricted investment securities. Management periodically evaluates FHLB stock for other-than-temporary impairment. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.
As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. The Company may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

Noncovered Loans
Total noncovered loans outstanding at June 30, 2010 were $1,438,532,000 a decrease of $57,038,000 as compared to year-end 2009. This decrease is principally attributable to loan pay-downs and maturities, net of loan originations, of $40,097,000, net charge-offs of $15,544,000, and transfers to foreclosed assets of $3,792,000 during the period. The following table presents the concentration distribution of our noncovered loan portfolio at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
(dollars in thousands)	Amount	Percent	Amount	Percent

Noncovered Loans:
Mortgage loans on real estate:
Residential 1-4 family	$113,989	7.9%	$113,034	7.8%
Commercial	700,211	48.7%	706,243	47.1%

Total mortgage loan on real estate	814,200	56.6%	819,277	54.9%
Consumer:
Home equity lines of credit	338,452	23.5%	342,612	22.8%
Home equity loans	46,633	3.2%	52,531	3.5%
Auto Indirect	34,228	2.4%	46,532	3.1%
Other	15,160	1.1%	14,003	0.9%

Total consumer loans	434,473	30.2%	455,678	30.4%
Commercial	151,308	10.5%	163,131	10.9%
Construction:
Residential	5,588	0.4%	11,563	0.8%
Commercial	34,593	2.4%	47,553	3.1%

Total construction	40,181	2.8%	59,116	3.9%
Deferred loan fees, net	(1,630)	(0.1%)	(1,632)	(0.1%)

Total noncovered loans	$1,438,532	100.0%	$1,495,570	100.0%

Covered Loans
Total covered loans outstanding at June 30, 2010 were $62,408,000. The following table presents the concentration distribution of our covered loan portfolio at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
(dollars in thousands)	Amount	Percent	Amount	Percent

Covered Loans:
Mortgage loans on real estate:
Residential 1-4 family	$7,778	12.5%	—	—
Commercial	29,800	47.7%	—	—

Total mortgage loan on real estate	37,578	60.2%	—	—
Consumer:
Home equity lines of credit	5,846	9.4%	—	—
Home equity loans	2,561	4.1%	—	—
Auto Indirect	—	—	—	—
Other	319	0.5%	—	—

Total consumer loans	8,726	14.0%	—	—
Commercial	11,366	18.2%	—	—
Construction:
Residential	2,951	4.7%	—	—
Commercial	1,787	2.9%	—	—

Total construction	4,738	7.6%	—	—
Deferred loan fees, net	—	—

Total noncovered loans	$62,408	100.0%	—	—

Asset Quality and Nonperforming Assets

Noncovered Nonperforming Assets
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
Interest income on nonaccrual loans, which would have been recognized during the six months ended June 30, 2010 and 2009, if all such loans had been current in accordance with their original terms, totaled $3,541,000 and $2,186,000, respectively. Interest income actually recognized on these loans during the six months ended June 30, 2010 and 2009 was $617,000 and $605,000, respectively.
The Company’s policy is to place loans 90 days or more past due on nonaccrual status. In some instances when a loan is 90 days past due Management does not place it on nonaccrual status because the loan is well secured and in the process of collection. A loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 30 days. Loans where the collateral has been repossessed are classified as foreclosed assets
Management considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans. Alternatives that are considered are foreclosure, collecting on guarantees, restructuring the loan or collection lawsuits.
As shown in the following table, total noncovered nonperforming assets net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, increased $25,033,000 (51%) to $73,655,000 during the first six months of 2010. Nonperforming assets net of guarantees represent 3.31% of total assets. All nonaccrual loans are considered to be impaired when determining the need for a specific valuation allowance. The Company continues to make a concerted effort to work problem and potential problem loans to reduce risk of loss.

	At June 30, 2010			At December 31, 2009
(dollars in thousands):	Gross	Guaranteed	Net	Gross	Guaranteed	Net

Performing nonaccrual loans	$30,814	$4,358	$26,456	$22,870	$4,537	$18,333
Nonperforming, nonaccrual loans	41,894	316	41,578	26,301	438	25,863

Total nonaccrual loans	72,708	4,674	68,034	49,171	4,975	44,196
Loans 90 days past due and still accruing	—	—	—	700	—	700

Total nonperforming loans	72,708	4,674	68,034	49,871	4,975	44,896
Other real estate owned	5,621	—	5,621	3,726	—	3,726

Total nonperforming assets	78,329	4,674	73,655	$53,597	$4,975	$48,622

Nonperforming loans to total loans			4.72%			3.00%
Nonperforming assets to total assets			3.31%			2.24%
Allowance for loan losses/nonperforming loans			56%			79%

The following tables show the activity in the balance of noncovered nonperforming assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies (“NPA”), for the periods indicated:

	Balance at		Advances/	Pay-		Transfers to	Balance at
	June 30,	New	Capitalized	downs	Charge-offs/	Foreclosed	March 31,
(dollars in thousands):	2010	NPA	Costs	/Sales	Write-downs	Assets	2010

Noncovered loans:
Real estate mortgage:
Residential	$7,087	$2,079	—	($33)	($293)	($229)	$5,563
Commercial	31,137	3,540	1	(2,223)	(1,497)	(80)	31,396
Consumer:
Home equity lines	9,874	3,007	34	(401)	(3,095)	—	10,329
Home equity loans	959	817	—	(12)	(303)	—	457
Auto indirect	1,693	740	2	(454)	(337)	—	1,742
Other consumer	190	556	2	(36)	(543)	—	211
Commercial	2,726	922	—	(479)	(535)	—	2,818
Construction:
Residential	12,631	4,627	122	(371)	(1,782)	(1,125)	11,160
Commercial	1,737	200	—	(6)	(39)	(173)	1,755

Total nonperforming noncovered loans	68,034	16,488	161	(4,015)	(8,424)	(1,607)	65,431
Foreclosed assets	5,621	—	134	(1,644)	(55)	1,607	5,579

Total nonperforming noncovered assets	$73,655	$16,488	$295	($5,659)	($8,479)	—	$71,010

	Balance at		Advances/	Pay-		Transfers to	Balance at
	March 31,	New	Capitalized	downs	Charge-offs/	Foreclosed	December 31,
(dollars in thousands):	2010	NPA	Costs	/Sales	Write-downs	Assets	2009

Noncovered loans:
Real estate mortgage:
Residential	$5,563	$1,483	$7	—	($455)	($697)	$5,225
Commercial	31,396	20,655	—	(1,303)	(2,567)	—	14,611
Consumer:
Home equity lines	10,329	5,636	111	(472)	(2,242)	—	7,296
Home equity loans	457	214	—	(8)	(408)	—	659
Auto indirect	1,742	776	4	(499)	(526)	—	1,987
Other consumer	211	348	3	(15)	(340)	—	215
Commercial	2,818	967	—	(378)	(526)	—	2,755
Construction:
Residential	11,160	4,198	23	(1,515)	(1,037)	(1,049)	10,540
Commercial	1,755	443	—	—	—	(296)	1,608

Total nonperforming noncovered loans	65,431	34,720	148	(4,190)	(8,101)	(2,042)	44,896
Foreclosed assets	5,579	—	4	(193)	—	2,042	3,726

Total nonperforming noncovered assets	$71,010	$34,720	$152	($4,383)	($8,101)	—	$48,622

Changes in Nonperforming Noncovered Assets During the Second Quarter of 2010
Nonperforming noncovered assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, increased during the second quarter of 2010 by $2,645,000 (3.7%) to $73,655,000 in the second quarter of 2010 compared to $71,010,000 at March 31, 2010. The $2,645,000 increase in nonperforming noncovered assets during the second quarter of 2010 was primarily the result of new nonperforming noncovered loans of $16,488,000, advances on existing nonperforming loans and capitalized costs on foreclosed assets of $295,000, less pay-downs and upgrades of nonperforming loans to performing status totaling $4,015,000, less disposition of foreclosed assets totaling $1,644,000, less loan charge-offs of $8,424,000, and less foreclosed asset write-downs off $55,000.
The primary causes of the $16,488,000 in new nonperforming noncovered loans during the second quarter of 2010 were increases of $2,079,000 on 12 residential real estate loans, $3,540,000 on 6 commercial real estate loans, $3,824,000 on 51 home equity lines and loans, $740,000 on 56 indirect auto loans, $556,000 on 31 other consumer loans, $922,000 on 18 C&I loans, $4,627,000 on 5 residential construction loans, and $200,000 on 1 commercial construction loan.
The $3,540,000 in new nonperforming commercial real estate loans was primarily made up of 2 loans totaling $2,717,000 secured by commercial office buildings in central California, 1 commercial warehouse loan in northern California totaling $307,000, and a condo loan in northern California in the amount of $243,000. These increases were offset by pay-downs or upgrades of $2,223,000 in commercial real estate loans. These pay-downs or upgrades were primarily made up of 2 Multi-family loans on the same property in northern California totaling $1,419,000, and $350,000 on 1 loan secured by agricultural land. Related charge-offs are discussed below.
The $200,000 in new nonperforming commercial construction loans was comprised entirely of one loan secured by a finished lot in central California. The $4,627,000 in new nonperforming residential construction loans was primarily made up of 4 land acquisition loans in northern California totaling $4,547,000. This was partially offset by pay-downs and upgrades totaling $371,000, and the foreclosure and sale of one property with a cost basis of $1,080,000. Related charge-offs are discussed below.
The $922,000 in new nonperforming C&I loans was spread over 18 loans throughout the company’s footprint and secured by personal property assets. In addition, 44 loans totaling $479,000 spread throughout the Bank’s footprint were either upgraded or paid-off during the same period Related charge-offs are discussed below.
Loan Charge-Offs During the Second Quarter of 2010
In the second quarter of 2010, the Company recorded $8,424,000 in loan charge-offs less $514,000 in recoveries resulting in $7,910,000 of net loan charge-offs. Primary causes of the charges taken in the second quarter of 2010 were gross charge-offs of $293,000 on 5 residential real estate loans, $1,497,000 on 4 commercial real estate loans, $3,398,000 on 67 home equity lines and loans, $337,000 on 73 auto indirect loans, $543,000 on other consumer loans and overdrafts, $535,000 on 20 C&I loans, and $1,782,000 on 7 residential construction loans.
The $1,497,000 in charge-offs in commercial real estate loans was primarily the result of a $1,097,000 charge taken on a loan secured by a retail building in northern California and $191,000 taken on a commercial office building in central California. The remaining $209,000 was spread over 2 loans spread throughout the Company’s footprint. The $1,782,000 in charge-offs in residential construction loans were comprised primarily of $1,607,000 in charges taken on 4 land acquisition loans in northern California. The remaining $175,000 was spread over 3 loans spread throughout the Company’s footprint. The $535,000 in charge-offs the Bank took in its C&I portfolio was spread over 20 loans spread throughout the Company’s footprint.
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
Changes in Nonperforming Noncovered Assets During the First Quarter of 2010
Nonperforming noncovered assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, increased during the first quarter of 2010 by $22,388,000 (46.0%) to $71,010,000 at March 31, 2010 compared to $48,622,000 at December 31, 2009. The $22,388,000 increase in nonperforming noncovered assets during the first quarter of 2010 was primarily the result of new nonperforming noncovered loans of $34,720,000, advances on existing nonperforming loans and capitalized costs on foreclosed assets of $152,000, less pay-downs or upgrades of nonperforming loans to performing status totaling $4,190,000, less disposition of foreclosed assets totaling $193,000, and less loan charge-offs of $8,101,000.

The primary causes of the $34,720,000 in new nonperforming loans during the first quarter of 2010 were increases of $1,483,000 on seven residential real estate loans, $20,655,000 on 18 commercial real estate loans, $5,850,000 on 67 home equity lines and loans, $776,000 on 68 indirect auto loans, $967,000 on 30 C&I loans, $4,641,000 on six construction loans.
The $20,655,000 in new nonperforming commercial real estate loans was primarily made up of five loans totaling $8,727,000 secured by commercial warehouse properties in central California, three commercial office building loans in northern California totaling $4,171,000, a commercial office building loan in central California in the amount of $1,830,000, a commercial retail building loan in northern California for $2,868,000, and a $2,692,000 multifamily residential property loan in northern California. Related charge-offs are discussed below.
The $4,641,000 in new nonperforming construction loans consisted primarily two loans in the amount of $2,460,000 secured by commercial warehouse property in central California, a $180,000 loan secured by commercial land development property in central California, and a $435,000 SFR construction loan in northern California. Related charge-offs are discussed below.
The $967,000 in new nonperforming C&I loans was primarily made up of a two asset-based loans secured by accounts receivable and inventory in central California for a total of $319,000. Related charge-offs are discussed below.
Loan Charge-Offs During the First Quarter of 2010
In the first quarter of 2010, the Company recorded $8,101,000 in loan charge-offs less $468,000 in recoveries resulting in $7,633,000 of net loan charge-offs. Primary causes of the charges taken in the first quarter of 2010 were gross charge-offs of $455,000 on five residential real estate loans, $2,567,000 on eight commercial real estate loans, $2,650,000 on 42 home equity lines and loans, $526,000 on 91 auto indirect loans, $340,000 on other consumer loans and overdrafts, $526,000 on 20 C&I loans, and $1,037,000 on six residential construction loans.
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

Allowance for Loan Losses
The allowance for loan losses at June 30, 2010 was $38,430,000 an increase of $2,090,000 as compared to $36,340,000 at March 31, 2010, and an increase of $2,957,000 as compared to $35,473,000 at December 31, 2009. The following tables summarize the activity in the allowance for loan losses for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Allowance for loan losses:
Balance at beginning of period	$36,340	$32,774	$35,473	$27,590
Provision for loan losses	10,000	7,850	18,500	15,650
Loans charged off:
Real estate mortgage:
Residential	(293)	(484)	(748)	(574)
Commercial	(1,497)	(103)	(4,064)	(145)
Consumer:
Home equity lines	(3,095)	(2,163)	(5,337)	(3,468)
Home equity loans	(303)	(80)	(711)	(185)
Auto indirect	(337)	(628)	(863)	(1,293)
Other consumer	(543)	(203)	(883)	(518)
Commercial	(535)	(579)	(1,061)	(1,058)
Construction:
Residential	(1,782)	(3,068)	(2,819)	(3,068)
Commercial	(39)	—	(39)	—

Total loans charged off	(8,424)	(7,308)	(16,525)	(10,309)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	—	—	—	—
Commercial	28	16	55	31
Consumer:
Home equity lines	24	7	68	9
Home equity loans	7	—	7	—
Auto indirect	167	124	327	260
Other consumer	182	155	384	351
Commercial	103	6	117	38
Construction:
Residential	3	—	24	4
Commercial	—	—	—	—

Total recoveries of previously charged off loans	514	308	982	693

Balance at end of period	$38,430	$33,624	$38,430	$33,624

Allowance for loan losses to total noncovered loans at period end			2.67%	2.17%
The increases in the allowance for loan losses during the three and six month periods ended June 30, 2010 were primarily the result of changes in the make-up of the loan portfolio and the Bank’s loss factors in reaction to increased losses in the construction, commercial real estate, commercial & industrial (C&I), home equity and auto indirect loan portfolios that were partially offset by reduced loan balances including charge-offs.
Management re-evaluates its loss ratios and assumptions quarterly and makes changes as appropriate based upon, among other things, changes in loss rates experienced, collateral support for underlying loans, changes and trends in the economy, and changes in the loan mix. Additional information regarding the allowance for loan losses is included above at the Allowance for Loan Losses section of the Summary of Critical Accounting Policies and Estimates, and at Notes 1 and 4 of the Notes to Condensed Consolidated Financial Statements.

Reserve for Unfunded Commitments
The following tables summarize the activity in the reserve for unfunded commitments for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Reserve for unfunded commitments:
Balance at beginning of period	$3,640	$2,740	$3,640	$2,565
Provision for losses — unfunded commitments	(800)	400	(800)	575

Balance at end of period	$2,840	$3,140	$2,840	$3,140

The decrease in the reserve for unused commitments during the three and six month periods ended June 30, 2010 was due to reduced estimates of future uses of such commitments and reduced estimates of loss rates on such future commitments.
Based on the current conditions of the loan portfolio, Management believes that the allowance for loan losses ($38,430,000) and the reserve for unfunded commitments ($2,840,000), which collectively stand at $41,270,000 at June 30, 2010, are adequate to absorb probable losses inherent in the Company’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.
Mortgage Servicing Rights
The following tables summarize the activity in, and the main assumptions used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Mortgage servicing rights:
Balance at beginning of period	$4,310	$3,181	$4,089	$2,972
Additions	292	443	562	825
Change in fair value	(569)	271	(618)	98

Balance at end of period	$4,033	$3,895	$4,033	$3,895

Servicing fees received	$315	$277	$622	$546
Balance of loans serviced at:
Beginning of period	$518,803	$450,955	$505,947	$431,195
End of period	$527,436	$468,360	$527,436	$468,360
Weighted-average prepayment speed (CPR)			18.0%	16.3%
Discount rate			9.0%	9.0%

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
The Company has identifiable intangible assets consisting of core deposit intangibles (“CDI”) and minimum pension liability. CDI are amortized over their expected useful lives. Such lives are periodically reassessed to determine if any amortization period adjustments are indicated. Intangible assets related to minimum pension liability are adjusted annually based upon actuarial estimates.
The following table summarizes the Company’s goodwill intangible as of June 30, 2010 and December 31, 2009.

	December 31,			June 30,
(Dollars in Thousands)	2009	Additions	Reductions	2010

Goodwill	$15,519	—	—	15,519

The following table summarizes the Company’s core deposit intangibles as of June 30, 2010 and December 31, 2009.

	December 31,			June 30,
(Dollars in Thousands)	2009	Additions	Reductions	2010

Core deposit intangibles	$3,365	$562	—	$3,927
Accumulated amortization	(3,040)	—	($137)	(3,177)

Core deposit intangibles, net	$325	$562	($137)	$750

The Company recorded additions to CDI of $562,000 in conjunction with the Granite acquisition on May 28, 2010. The following table summarizes the Company’s estimated core deposit intangible amortization (dollars in thousands):

Estimated Core Deposit
Years Ended	Intangible Amortization
2010	$307
2011	$145
2012	$81
2013	$81
2014	$80
Thereafter	$193
Deposits
Total deposits were $1,889,949 at June 30, 2010, an increase of $61,437,000, or 3.4%, as compared to year-end 2009. Deposits totaling $94,792,000 were acquired through the Granite acquisition on May 28, 2010. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report.
The following table presents the deposit balances by major category as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
(dollars in thousands)	Amount	Percent	Amount	Percent

Noninterest bearing	$386,617	20.5%	$377,334	20.6%
Interest bearing demand	383,578	20.3%	359,179	19.6%
Savings and money market	552,616	29.2%	511,671	28.0%
Time	567,138	30.1%	580,328	31.8%

Total deposits	$1,889,949	100.0%	$1,828,512	100.0%

Other Borrowings
Total other borrowings were $60,452,000 at June 30, 2010, a decrease of $6,301,000, or 9.4%, as compared to year-end 2009. Information on average other borrowing balances and average rates paid is included under the Net Interest Income section of this report.

	June 30,	December 31,
(dollars in thousands)	2010	2009
Repurchase agreement	$50,000	$50,000
Other collateralized borrowings	10,452	16,753

Total other borrowings	$60,452	$66,753

The $50,000,000 repurchase agreement outstanding at June 30, 2010 is callable by the lender on a quarterly basis and carries a fixed rate of 4.72% until its maturity on August 30, 2012. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company, and paid interest at an annual rate of 0.15% on June 30, 2010. The Company maintains collateralized lines of credit with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank of San Francisco. The Company also has available unused correspondent banking lines of credit from commercial banks for federal funds transactions.
Junior Subordinated Debt
Junior subordinated debt was $40,238,000 at June 30, 2010 and December 31, 2009, and consisted of $20,619,000 related to TriCo Capital Trust I and $20,619,000 related to TriCo Capital Trust II. Information on average rates paid on junior subordinated debt is included under the Net Interest Income section of this report. Additional information on junior subordinated debt is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
Information regarding Off-Balance-Sheet Arrangements is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.
Concentrations of Credit Risk
Information regarding Concentrations of Credit Risk is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.
Capital Resources
The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management.
The Company adopted and announced a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. The Company did not repurchase any shares during the three months ended June 30, 2010. This plan has no stated expiration date for the repurchases. As of June 30, 2010, the Company had repurchased 166,600 shares under this plan, which left 333,400 shares available for repurchase under the plan. Shares that are repurchased in accordance with the provisions of a Company stock option plan or equity compensation plan are not counted against the number of shares repurchased under the repurchase plan adopted on August 21, 2007.
The Company’s primary capital resource is shareholders’ equity, which was $202,422,000 at June 30, 2010. This amount represents an increase of $1,773,000 from December 31, 2009, the net result of comprehensive income for the period of $4,732,000, the effect of stock option vesting of $275,000, the exercise of stock options for $1,229,000 and the tax benefit from the exercise of stock options of $390,000 that were partially offset by the repurchase of common stock with value of $1,364,000, and dividends paid of $3,489,000. The Company’s ratio of equity to total assets was 9.10%, 9.58% and 9.24% as of June 30, 2010, June 30, 2009, and December 31, 2009, respectively.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

			At	Minimum
	At June 30,		December 31,	Regulatory
	2010	2009	2009	Requirement

Tier I Capital	12.29%	11.61%	12.10%	4.00%
Total Capital	13.55%	12.87%	13.36%	8.00%
Leverage ratio	10.19%	10.68%	10.48%	4.00%
Liquidity
The Company’s principal source of asset liquidity is cash at Federal Reserve and other banks and marketable investment securities available for sale. At June 30, 2010, cash at Federal Reserve and other banks and investment securities available for sale totaled $548,883,000, representing an increase of $51,705,000 (10.4%) from December 31, 2009, and an increase of $168,927,000 (44.5%) from June 30, 2009. In addition, the Company generates additional liquidity from its operating activities. The Company’s profitability during the first six months of 2010 generated cash flows from operations of $22,477,000 compared to $19,150,000 during the first six months of 2009. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks. Sales and maturities of investment securities produced cash inflows of $42,816,000 during the six months ended June 30, 2010 compared to $44,126,000 for the six months ended June 30, 2009. During the six months ended June 30, 2010, the Company invested $101,255,000 in securities and received $40,097,000 of net loan principal reductions, compared to $29,396,000 invested in securities and $26,722,000 of net loan principal reductions, respectively, during the first six months of 2009. These changes in investment and loan balances contributed to net cash provided by investing activities of $1,677,000 during the six months ended June 30, 2010, compared to net cash provided by investing activities of $41,285,000 during the six months ended June 30, 2009. Financing activities used net cash of $48,099,000 during the six months ended June 30, 2010, compared to net cash provided by financing activities of $36,133,000 during the six months ended June 30, 2009. Deposit balance decreases accounted for $33,564,000 of financing uses of funds during the six months ended June 30, 2010, compared to $68,115,000 of funds provided by increases in deposits during the six months ended June 30, 2009. A net decrease in short-term other borrowings accounted for $11,301,000 of financing uses of funds during the six months ended June 30, 2010, compared to $28,068,000 of funds used to decrease short-term other borrowings during the six months ended June 30, 2009. Dividends paid used $3,489,000 and $4,104,000 of cash during the six months ended June 30, 2010 and 2009, respectively. Also, the Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our assessment of market risk as of June 30, 2010 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 4. Controls and Procedures
Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic SEC filings. The disclosure controls and procedures were last evaluated by management as of June 30, 2010.
There have been no changes in our internal controls or in other factors that have materially affected or are likely to materially affect our internal controls over financial reporting subsequent to the date of the evaluation.

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
Due to the nature of our business, we are involved in legal proceedings that arise in the ordinary course of our business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
See Note 9, Commitments and Contingencies, for a discussion of the Company’s involvement in litigation pertaining to Visa, Inc.
Item 1A — Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I—Item 1A—Risk Factors” in our Form 10-K for the year ended December 31, 2009, as supplemented and updated by the discussion below. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.
Tri Counties Bank’s assumption of the banking operations of Granite Community Bank from the FDIC under Whole Bank Purchase and Assumption Agreement with Loss-Share.
Our decisions regarding the fair value of assets acquired, including the FDIC loss sharing assets, could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects. Management makes various assumptions and judgments about the collectability of the acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In FDIC-assisted acquisitions that include loss sharing agreements, we may record a loss sharing asset that we consider adequate to absorb future losses which may occur in the acquired loan portfolio. In determining the size of the loss sharing asset, we analyze the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information.
If our assumptions are incorrect, the balance of the FDIC indemnification asset may at any time be insufficient to cover future loan losses, and credit loss provisions may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future loan losses could have a negative effect on our operating results.
Our ability to obtain reimbursement under the loss sharing agreements on covered assets depends on our compliance with the terms of the loss sharing agreements. Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. Additionally, Management may decide to forgo loss share coverage on certain assets to allow greater flexibility over the management of certain assets. As of June 30, 2010, $66,732,000, or 3.0%, of the Company’s assets were covered by the aforementioned FDIC loss sharing agreements.
Under the terms of the FDIC loss sharing agreements, the assignment or transfer of a loss sharing agreement to another entity generally requires the written consent of the FDIC. In addition, the Bank may not assign or otherwise transfer a loss sharing agreement during its term without the prior written consent of the FDIC. No assurances can be given that we will manage the covered assets in such a way as to always maintain loss share coverage on all such assets.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows information concerning the common stock repurchased by the Company during the second quarter of 2010 pursuant to the Company’s stock repurchase plan adopted on August 21, 2007, which is discussed in more detail under “Capital Resources” in this report and is incorporated herein by reference:

			(c) Total number of
			shares purchased as	(d) Maximum number
			part of publicly	of shares that may yet
	(a) Total number	(b) Average price	announced plans or	be purchased under the
Period	of shares purchased	paid per share	programs	plans or programs

Apr. 1-30, 2010	—	—	—	333,400
May 1-31, 2010	—	—	—	333,400
Jun. 1-30, 2010	—	—	—	333,400

Total	—	—	—	333,400
Item 6 — Exhibits
3.1	Restated Articles of Incorporation, filed as Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 16, 2009.

3.2	Bylaws of TriCo Bancshares, as amended, filed as Exhibit 3.2 to TriCo’s Current Report on Form 8-K filed March 16, 2009.

4	Certificate of Determination of Preferences of Series AA Junior Participating Preferred Stock filed as Exhibit 3.3 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.1	Rights Agreement dated June 25, 2001, between TriCo and Mellon Investor Services LLC filed as Exhibit 1 to TriCo’s Form 8-A dated July 25, 2001.

10.2*	Form of Change of Control Agreement dated as of August 23, 2005, between TriCo, Tri Counties Bank and each of Dan Bailey, Bruce Belton, Craig Carney, Gary Coelho, Rick Miller, Richard O’Sullivan, Thomas Reddish, and Ray Rios filed as Exhibit 10.2 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.5*	TriCo’s 1995 Incentive Stock Option Plan filed as Exhibit 4.1 to TriCo’s Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063).

10.6*	TriCo’s 2001 Stock Option Plan, as amended, filed as Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.7*	TriCo’s 2009 Equity Incentive plan, included as Appendix A to TriCo’s definitive proxy statement filed on April 4, 2009.

10.8*	Amended Employment Agreement between TriCo and Richard Smith dated as of August 23, 2005 filed as Exhibit 10.8 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.9*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 filed as Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.10*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 filed as Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.11*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 filed as Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.13*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 filed as Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.14*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 filed as Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.15*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 filed as Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.16*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 filed as Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.17*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith, filed as Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.18*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin, filed as Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.19*	Form of Tri-Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish, filed as Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.20*	Form of Tri-Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin, filed as Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.21*	Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of the directors of TriCo Bancshares/Tri Counties Bank effective on the date that each director is first elected, filed as Exhibit 10.18 to TriCo’S Annual Report on Form 10-K for the year ended December 31, 2003.

10.22*	Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of Dan Bailey, Craig Carney, Rick Miller, Richard O’Sullivan, Thomas Reddish, Ray Rios, and Richard Smith filed as Exhibit 10.21 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

21.1	Tri Counties Bank, a California banking corporation, TriCo Capital Trust I, a Delaware business trust, and TriCo Capital Trust II, a Delaware business trust, are the only subsidiaries of Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

*	Management contract or compensatory plan or arrangement
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRICO BANCSHARES (Registrant)
Date: August 11, 2010	/s/ Thomas J. Reddish
Thomas J. Reddish
Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)