Form 10-Q
period 2010-09-30
TRICO BANCSHARES /
filed 2010-11-10
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: September 30, 2010
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                     to                     .
Commission File Number: 000-10661
TriCo Bancshares
(Exact Name of Registrant as Specified in Its Charter)

CALIFORNIA	94-2792841
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification Number)
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

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes       ☑ No
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practical date:
Common stock, no par value: 15,860,138 shares outstanding as of November 9, 2010

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TRICO BANCSHARES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data; unaudited)

	At September 30,	At December 31,
	2010	2009
Assets:
Cash and due from banks	$47,930	$61,033
Cash at Federal Reserve and other banks	350,261	285,556

Cash and cash equivalents	398,191	346,589
Securities available-for-sale	250,012	211,622
Restricted equity securities	9,157	9,274
Loans held for sale	9,455	4,641
Noncovered loans	1,392,881	1,495,570
Allowance for loan losses	(38,556)	(35,473)

Net noncovered loans	1,354,325	1,460,097
Covered loans, net of allowance	59,697	—

Total loans, net	1,414,022	1,460,097
Noncovered foreclosed assets	6,853	3,726
Covered foreclosed assets	4,319	—
Premises and equipment, net	18,947	18,742
Cash value of life insurance	49,972	48,694
Accrued interest receivable	7,318	7,763
Goodwill	15,519	15,519
Other intangible assets, net	665	325
Mortgage servicing rights	3,905	4,089
FDIC indemnification asset	5,098	—
Other assets	36,185	39,439

Total Assets	$2,229,618	$2,170,520

Liabilities:
Deposits:
Noninterest-bearing demand	$389,315	$377,334
Interest-bearing	1,499,226	1,451,178

Total deposits	1,888,541	1,828,512
Accrued interest payable	2,368	3,614
Reserve for unfunded commitments	2,840	3,640
Other liabilities	26,721	26,114
Other borrowings	67,182	66,753
Junior subordinated debt	41,238	41,238

Total Liabilities	2,028,890	1,969,871

Commitments and contingencies
Shareholders’ Equity:
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding:
15,860,138 at September 30, 2010	81,288
15,787,753 at December 31, 2009		79,508
Retained earnings	115,834	118,863
Accumulated other comprehensive income (loss), net	3,606	2,278

Total Shareholders’ Equity	200,728	200,649

Total Liabilities and Shareholders’ Equity	$2,229,618	$2,170,520

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data; unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Interest and dividend income:
Loans, including fees	$24,489	$24,909	$70,003	$75,640
Debt securities:
Taxable	2,375	2,616	7,857	8,595
Tax exempt	158	244	554	771
Dividends	11	19	23	19
Cash at Federal Reserve and other banks	200	101	508	178

Total interest income	27,233	27,889	78,945	85,203

Interest expense:
Deposits	2,554	4,186	8,339	14,166
Other borrowings	608	250	1,804	604
Junior subordinated debt	335	348	954	1,184

Total interest expense	3,497	4,784	11,097	15,954

Net interest income	23,736	23,105	67,848	69,249

Provision for loan losses	10,814	8,000	29,314	23,650

Net interest income after provision for loan losses	12,922	15,105	38,534	45,599

Noninterest income:
Service charges and fees	5,237	5,645	17,054	16,879
Gain on sale of loans	1,090	1,205	2,252	2,794
Commissions on sale of non-deposit investment products	239	380	868	1,361
Increase in cash value of life insurance	426	270	1,278	820
Other	171	293	1,362	550

Total noninterest income	7,163	7,793	22,814	22,404

Noninterest expense:
Salaries and related benefits	9,898	10,263	30,033	30,121
Other	10,626	9,114	27,702	25,801

Total noninterest expense	20,524	19,377	57,735	55,922

(Loss) income before income taxes	(439)	3,521	3,613	12,081
(Benefit) provision for income taxes	(440)	1,266	734	4,432

Net income	$1	$2,255	$2,879	$7,649

Average shares outstanding	15,860	15,787	15,848	15,782
Diluted average shares outstanding	15,972	16,016	16,052	16,011
Per share data:
Basic earnings	$0.00	$0.14	$0.18	$0.48
Diluted earnings	$0.00	$0.14	$0.18	$0.48
Dividends paid	$0.09	$0.13	$0.31	$0.39
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data; unaudited)

				Accumulated
	Shares of			Other
	Common	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (Loss)	Total

Balance at December 31, 2008	15,756,101	$78,246	$117,630	$2,056	$197,932
Comprehensive income:
Net income			7,649		7,649
Change in net unrealized gain on Securities available for sale, net				1,878	1,878

Total comprehensive income					9,527
Stock option vesting		369			369
Stock option exercise	58,213	887			887
Tax benefit of stock options exercised		30			30
Repurchase of common stock	(26,561)	(132)	(520)		(652)
Dividends paid ($0.39 per share)			(6,156)		(6,156)

Balance at September 30, 2009	15,787,753	$79,400	$118,603	$3,934	$201,937

Balance at December 31, 2009	15,787,753	$79,508	$118,863	$2,278	$200,649
Comprehensive income:
Net income			2,879		2,879
Change in net unrealized gain on Securities available for sale, net				1,328	1,328

Total comprehensive income					4,207
Stock option vesting		534			534
Stock options exercised	146,403	1,229			1,229
Tax benefit of stock options exercised		390			390
Repurchase of common stock	(74,018)	(373)	(991)		(1,364)
Dividends paid ($0.31 per share)			(4,917)		(4,917)

Balance at September 30, 2010	15,860,138	$81,288	$115,834	$3,606	$200,728

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	For the six months ended September 30,
	2010	2009

Operating activities:
Net income	$2,879	$7,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,665	2,532
Amortization of intangible assets	222	264
Provision for loan losses	29,314	23,650
Amortization of investment securities premium, net	800	272
Originations of loans for resale	(121,750)	(157,331)
Proceeds from sale of loans originated for resale	118,145	158,747
Gain on sale of loans	(2,252)	(2,794)
Change in value of mortgage servicing rights	1,227	317
Provision for losses on other real estate owned	1,185	188
(Gain) loss on sale of other real estate owned	(409)	(169)
Loss on sale of fixed assets	40	9
Increase in cash value of life insurance	(1,278)	(820)
Stock option expense	534	369
Stock option tax benefits	(390)	(30)
Bargain purchase gain	(232)	—
Change in:
Reserve for unfunded commitments	(800)	1,075
Interest receivable	445	269
Interest payable	(1,246)	(2,010)
Other assets and liabilities, net	5,417	(3,746)

Net cash provided by operating activities	34,516	28,442

Investing activities:
Proceeds from maturities of securities available-for-sale	67,310	67,963
Purchases of securities available-for-sale	(101,255)	(29,396)
Redemption (purchase) of restricted equity securities, net	813	(39)
Loan principal (originations) reductions, net	75,109	40,043
Proceeds from sale of premises and equipment	3	1
Purchases of premises and equipment	(2,314)	(1,423)
Proceeds from sale of other real estate owned	2,861	1,698
Cash received from acquisitions	18,764	—

Net cash (used in) provided by investing activities	61,291	78,847

Financing activities:
Net (decrease) increase in deposits	(34,972)	82,625
Payments of principal on long-term other borrowings	—	(67)
Net change in short-term other borrowings	(4,571)	(35,741)
Stock option tax benefits	390	30
Repurchase of common stock	(338)	—
Dividends paid	(4,917)	(6,156)
Exercise of stock options	203	235

Net cash provided by (used in) financing activities	(44,205)	40,926

Net change in cash and cash equivalents	51,602	148,215

Cash and cash equivalents and beginning of period	346,589	86,355

Cash and cash equivalents at end of period	$398,191	$234,570

Supplemental disclosure of noncash activities:
Loans transferred to noncovered and covered foreclosed assets	$6,454	$2,905
Unrealized net gain (loss) on securities available for sale	$2,291	$3,240
Market value of shares tendered by employees in-lieu of cash to pay for exercise options and/or related taxes	$1,026	$652
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$12,343	$17,964
Cash paid for income taxes	$2,825	$9,092
Assets acquired in acquisition	$100,282	—
Liabilities assumed in acquisition	$100,050	—
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
Investment Securities
The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. During the nine months ended September 30, 2010, and throughout 2009, the Company did not have any securities classified as either held-to-maturity or trading.
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
Allowance for Noncovered Loan Losses
The allowance for noncovered loan losses is established through a provision for noncovered loan losses charged to expense. Noncovered loans and noncovered deposit related overdrafts are charged against the allowance for noncovered loan losses when Management believes that the collectibility of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. The allowance is an amount that Management believes will be adequate to absorb probable losses inherent in existing loans and leases, based on evaluations of the collectibility, impairment and prior loss experience of loans and leases. The evaluations take into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. The Company defines a noncovered loan as impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.
Credit risk is inherent in the business of lending. As a result, the Company maintains an allowance for noncovered loan losses to absorb losses inherent in the Company’s noncovered loan portfolio. This is maintained through periodic charges to earnings. These charges are included in the Consolidated Income Statements as provision for loan losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance. However, for a variety of reasons, not all losses are immediately known to the Company and, of those that are known, the full extent of the loss may not be quantifiable at that point in time. The balance of the Company’s allowance for noncovered loan losses is meant to be an estimate of these unknown but probable losses inherent in the portfolio. For purposes of this discussion, “noncovered loans” shall include all noncovered loans and lease contracts that are part of the Company’s portfolio.
The Company formally assesses the adequacy of the allowance for noncovered loan losses on a quarterly basis. Determination of the adequacy is based on ongoing assessments of the probable risk in the outstanding noncovered loan portfolio, and to a lesser extent the Company’s noncovered loan commitments. These assessments include the periodic re-grading of credits based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment, growth of the portfolio as a whole or by segment, and other factors as warranted. Loans are initially graded when originated. They are re-graded as they are renewed, when there is a new loan to the same borrower, when identified facts demonstrate heightened risk of nonpayment, or if they become delinquent. Re-grading of larger problem loans occurs at least quarterly. Confirmation of the quality of the grading process is obtained by independent credit reviews conducted by consultants specifically hired for this purpose and by various bank regulatory agencies.
The Company’s method for assessing the appropriateness of the allowance for noncovered loan losses includes specific allowances for impaired noncovered loans and leases, formula allowance factors for pools of credits, and allowances for changing environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowance factors for loan pools are based on historical loss experience by product type. Allowances for impaired loans are based on analysis of individual credits. Allowances for changing environmental factors are Management’s best estimate of the probable impact these changes have had on the noncovered loan portfolio as a whole. This process is explained in detail in the notes to the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2009.
Covered Loans and Allowance for Covered Loan Losses
Loans acquired in a FDIC-assisted acquisition that are subject to a loss-share agreement are referred to as “covered loans” and reported separately in our statements of financial condition. Covered loans are reported exclusive of the expected cash flow reimbursements expected from the FDIC.
Acquired loans are valued as of acquisition date in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 805, Business Combinations. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In addition, because of the significant credit discounts associated with the acquired portfolios, the Company elected to account for all acquired loans under FASB ASC Topic 310-30. Under FASB ASC Topic 805 and FASB ASC Topic 310-30, loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date.
The covered loans acquired are and will continue to be subject to the Company’s internal and external credit review and monitoring. If credit deterioration is experienced subsequent to the initial acquisition fair value amount, such deterioration will be measured, and may result in the establishment of an allowance for covered loan losses and a provision for credit losses that will be charged to earnings. These provisions will be mostly offset by an increase to the FDIC indemnification asset, and will be recognized in noninterest income.
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
FDIC Indemnification Asset
The Company has elected to account for amounts receivable under loss-share agreements with the FDIC as indemnification assets in accordance with FASB ASC Topic 805, Business Combinations. FDIC indemnification assets are initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreements. The difference between the fair value and the undiscounted cash flows the Company expects to collect from the FDIC will be accreted into noninterest income over the life of the FDIC indemnification asset.
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
Note 2 — Business Combinations
On May 28, 2010, the Office of the Comptroller of the Currency closed Granite Community Bank (“Granite”), Granite Bay, California and appointed the FDIC as receiver. That same date, the Bank assumed the banking operations of Granite from the FDIC under a whole bank purchase and assumption agreement with loss sharing. Under the terms of the loss sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, OREO and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on the covered assets for Granite. The loss sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date. With this agreement, the Bank added one traditional bank branch in each of Granite Bay, Roseville and Auburn, California. This acquisition is consistent with the Bank’s community banking expansion strategy and provides further opportunity to fill in the Bank’s market presence in the greater Sacramento, California market.
The operations of Granite are included in the Company’s operating results from May 28, 2010, and added revenue of $2,387,000, including a bargain purchase gain of $232,000, noninterest expense of $1,837,000 and a provision for covered loan losses of $214,000, that resulted in a contribution to net income after-tax of approximately $195,000 through September 30, 2010. Such operating results are not necessarily indicative of future operating results. Granite’s results of operations prior to the acquisition are not included in the Company’s operating results. During the quarter ended September 30, 2010, the Company completed the conversion of Granite’s information and product delivery systems. As of September 30, 2010, nonrecurring expenses related to the Granite acquisition and systems conversion were approximately $250,000.
The acquired loan portfolio and foreclosed assets are referred to as “covered loans” and “covered foreclosed assets”, respectively, and these are presented as separate line items in the Company’s consolidated balance sheet. Collectively these balances are referred to as “covered assets”.
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

In FDIC-assisted transactions, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer. In the Granite acquisition, net assets with a cost basis of $4,345,000 were transferred to the Bank. In the Granite acquisition, the Company recorded a bargain purchase gain of $232,000 representing the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed.
The Bank did not immediately acquire all the real estate, banking facilities, furniture or equipment of Granite as part of the purchase and assumption agreement. However, the Bank had the option to purchase or lease the real estate and furniture and equipment from the FDIC. During the quarter ended September 30, 2010, the Bank elected to close the Roseville branch and assume the leases for the Granite Bay and Auburn branches. The Bank purchased the existing furniture and equipment in the Granite Bay and Auburn branches from the FDIC for approximately $100,000.
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

Note 3 — Investment Securities
The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at September 30, 2010 and December 31, 2009:

	September 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Securities Available-for-Sale
Obligations of U.S. government corporations and agencies	$225,873	$10,410	—	$236,283
Obligations of states and political subdivisions	12,871	341	(5)	13,207
Corporate debt securities	1,000	—	(478)	522

Total securities available-for-sale	$239,744	$10,751	$(483)	$250,012

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Securities Available-for-Sale
Obligations of U.S. government corporations and agencies	$184,962	$8,168	—	$193,130
Obligations of states and political subdivisions	17,683	341	(71)	17,953
Corporate debt securities	1,000	—	(461)	539

Total securities available-for-sale	$203,645	$8,509	$(532)	$211,622

The amortized cost and estimated fair value of debt securities at September 30, 2010 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2010, obligations of U.S. government corporations and agencies with a cost basis totaling $225,873,000 consist almost entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At September 30, 2010, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 2.5 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

		Estimated
	Amortized Cost	Fair Value
	(in thousands)
Investment Securities
Due in one year	—	—
Due after one year through five years	$38,526	$39,897
Due after five years through ten years	25,451	26,175
Due after ten years	175,767	183,940

Totals	$239,744	$250,012

Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of other accumulated comprehensive income in shareholders’ equity until realized. During the nine months ended September 30, 2010, and throughout 2009, the Company did not sell any investment securities.
Investment securities with an aggregate carrying value of $183,663,000 and $201,388,000 at September 30, 2010 and December 31, 2009, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
September 30, 2010
Securities Available-for-Sale:
Obligations of U.S. government corporations and agencies	—	—	—	—	—	—
Obligations of states and political subdivisions	—	—	$538	$(5)	$538	$(5)
Corporate debt securities	—	—	522	(478)	522	(478)

Total securities available-for-sale	—	—	$1,060	$(483)	$1,060	$(483)

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
December 31, 2009
Securities Available-for-Sale:
Obligations of U.S. government corporations and agencies	$15	—	—	—	$15	—
Obligations of states and political subdivisions	898	(13)	$1,011	$(58)	1,909	(71)
Corporate debt securities	—	—	539	(461)	539	(461)

Total securities available-for-sale	$913	$(13)	$1,550	$(519)	$2,463	$(532)

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. At September 30, 2010, no debt securities had an unrealized loss from the Company’s amortized cost basis.
Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. At September 30, 2010, one debt security representing obligations of states and political subdivisions had an unrealized loss with aggregate depreciation of .97% from the Company’s amortized cost basis.
Obligations of corporation debt securities: The unrealized losses on investments in corporate debt securities were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. At September 30, 2010, one corporate debt security had an unrealized loss with aggregate depreciation of 47.78% from the Company’s amortized cost basis.
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

Note 4 — Noncovered Loans, Allowance for Noncovered Loan Losses and Reserve for Unfunded Commitments
Noncovered loans refer to loans not covered by FDIC loss sharing agreements. Covered loans, and any allowance associated with them, are discussed in Note 5. The following table presents the major types of noncovered loans recorded in the balance sheets as of September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
	(in thousands)
Noncovered Loans:
Mortgage loans on real estate:
Residential 1-4 family	$107,460	$113,034
Commercial	689,912	706,243

Total mortgage loan on real estate	797,372	819,277

Consumer:
Home equity lines of credit	336,339	342,612
Home equity loans	44,807	52,531
Auto Indirect	29,061	46,532
Other	5,159	14,003

Total consumer loans	415,366	455,678

Commercial	141,312	163,131

Construction:
Residential	5,365	11,563
Commercial	35,147	47,553

Total construction	40,512	59,116

	1,394,562	1,497,202

Deferred loan fees, net	(1,681)	(1,632)

Total noncovered loans	$1,392,881	$1,495,570

Noncovered loans with an aggregate carrying value of $1,024,586,000 and $1,034,145,000 at September 30, 2010 and December 31, 2009, respectively, were pledged as collateral for specific borrowings and lines of credit.
The following tables summarize the activity in the allowance for noncovered loan losses, reserve for unfunded commitments, and allowance for noncovered losses (which is comprised of the allowance for noncovered loan losses and the reserve for unfunded commitments) for the periods indicated (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Allowance for noncovered loan losses:
Balance at beginning of period	$38,430	$33,624	$35,473	$27,590
Provision for noncovered loan losses	10,600	8,000	29,100	23,650
Total noncovered loans charged off	(11,163)	(7,471)	(27,688)	(17,780)
Total recoveries of previously charged off loans	689	398	1,671	1,091

Balance at end of period	$38,556	$34,551	$38,556	$34,551

Reserve for unfunded commitments:
Balance at beginning of period	$2,840	$3,140	$3,640	$2,565
Provision for losses — unfunded commitments	—	500	(800)	1,075

Balance at end of period	$2,840	$3,640	$2,840	$3,640

Balance at end of period:
Allowance for noncovered loan losses			$38,556	$34,551
Reserve for unfunded commitments			2,840	3,640

Allowance for noncovered losses			$41,396	$38,191

As a percentage of total noncovered loans:
Allowance for noncovered loan losses			2.75%	2.25%
Reserve for unfunded commitments			0.20%	0.24%

Allowance for noncovered losses			2.95%	2.49%

Noncovered loans classified as nonaccrual or troubled-debt restructurings (“TDR”) are classified as impaired and are included in the recorded balance of impaired noncovered loans. The Company’s recorded investment in impaired noncovered loans was as follows (dollars in thousands):

	September 30,	December 31,	September 30,
	2010	2009	2009

Impaired noncovered loans with no allocated allowance	$62,980	$35,807	$31,526
Impaired noncovered loans with allocated allowance	35,829	14,554	14,273

Total impaired noncovered loans	$98,809	$50,361	$45,799

Allowance for noncovered loan losses allocated to impaired noncovered loans	$9,092	$6,089	$5,086

The valuation allowance allocated to impaired noncovered loans is included in the allowance for noncovered loan losses shown above. The average recorded investment in impaired noncovered loans was $92,422,000 and $43,552,000 for the three months ended September 30, 2010 and 2009, respectively, and $74,585,000 and $36,569,000 for the nine months ended September 30, 2010 and 2009, respectively. The Company recognized interest income on impaired noncovered loans of $1,397,000 and $581,000 for the three months ended September 30, 2010 and 2009, respectively, and $2,605,000 and $1,186,000 for the nine months ended September 30, 2010 and 2009, respectively.
At September 30, 2010, $24,632,000 of noncovered loans were TDR and classified as impaired. The Company had obligations to lend $393,000 of additional funds on these TDR as of September 30, 2010.
Note 5 — Covered Loans, Allowance for Covered Loans, Covered Foreclosed Assets and FDIC Indemnification Asset
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
The following table presents a reconciliation of the undiscounted contractual cash flows, nonaccretable difference, accretable yield, and fair value of covered loans for each respective acquired loan portfolio at the acquisition dates:

Granite
(in thousands)	May 28, 2010
Undiscounted contractual cash flows	$99,179
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(11,226)

Undiscounted cash flows expected to be collected	87,953
Accretable yield at acquisition	(23,151)

Estimated fair value of loans acquired at acquisition	$64,802

The following table presents the major types of covered loans as of September 30, 2010. The classification of covered loan balances presented is reported in accordance with the regulatory reporting requirements.

Granite
(in thousands)	September 30, 2010
Mortgage loans on real estate:
Residential 1-4 family	$2,150
Commercial	31,358
Consumer loans	10,921
Commercial & industrial	10,206
Construction & land development	5,276

Covered loans	59,911
Allowance for covered loan losses	(214)

Covered loans, net	$59,697

The outstanding contractual principal balance, excluding purchase accounting adjustments, at September 30, 2010 was $70,063,000 for Granite.
The following table presents the changes in the accretable yield for the three and nine months ended September 30, 2010:

	Three months ended	Nine months ended
	September 30,	September 30,
(in thousands)	2010	2010
Balance at beginning of period	$22,782	—
Acquisitions	—	$23,151
Accretion to interest income	(1,530)	(1,899)
Reclassification (to)/from nonaccretable difference	(473)	(473)

Balance at end of period	$20,779	$20,779

The following table summarizes the activity related to the covered foreclosed assets since the acquisition date:

Period ended
September 30,
(in thousands)	2010
Balance, at acquisition (May 28, 2010)	$4,629
Additions	620
Dispositions	(305)
Valuation adjustments	(625)

Ending balance	$4,319

Changes in the FDIC indemnification asset since the acquisition date are as follows:

Period ended
September 30,
(in thousands)	2010
Balance, at acquisition (May 28, 2010)	$7,466
Effect of actual covered losses and change in estimated future covered loss	(20)
Reimbursable expenses incurred	65
Payments received	(2,413)

Ending balance	$5,098

Note 6 — Mortgage Servicing Rights
The following tables summarize the activity in, and the main assumptions used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Mortgage servicing rights:
Balance at beginning of period	$4,033	$3,895	$4,089	$2,972
Additions	481	553	1,043	1,378
Change in fair value	(609)	(415)	(1,227)	(317)

Balance at end of period	$3,905	$4,033	$3,905	$4,033

Servicing fees received	$323	$288	$945	$834
Balance of loans serviced at:
Beginning of period	$527,436	$468,360	$505,947	$431,195
End of period	$542,386	$492,830	$542,386	$492,830
Weighted-average prepayment speed (CPR)			20.2%	17.1%
Discount rate			9.0%	9.0%
Note 7 — Noncovered Foreclosed Assets
The following table presents the changes in noncovered foreclosed assets for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine months ended September 30,

	2010	2009

Balance at beginning of period	$3,726	$1,185
Additions	5,826	2,905
Dispositions	(2,139)	(1,530)
Valuation adjustments	(560)	(188)

Balance at end of period	$6,853	$2,372

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
Rent expense for the nine months ended September 30, 2010 was $1,959,000, compared to $1,628,000 in the comparable period in 2009. Rent expense was offset by rent income for the nine months ended September 30, 2010 of $89,000, compared to $89,000 in the comparable period in 2009.
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
The following table presents a summary of the Bank’s commitments and contingent liabilities:

	September 30,	December 31,
	2010	2009
	(in thousands)
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$123,494	$118,151
Consumer loans	392,095	405,959
Real estate mortgage loans	15,997	16,674
Real estate construction loans	8,302	19,258
Standby letters of credit	3,742	5,896
Deposit account overdraft privilege	38,111	36,489
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
Legal Proceedings—During 2007, Visa Inc. (“Visa”) announced that it completed restructuring transactions in preparation for an initial public offering of its Class A stock, and, as part of those transactions, the Bank’s membership interest was exchanged for 16,653 shares of Class B common stock in Visa. In March 2008, Visa completed its initial public offering. Following the initial public offering, the Company received $275,400 proceeds as a mandatory partial redemption of 6,439 shares, reducing the Company’s holdings from 16,653 shares to 10,214 shares of Class B common stock. A conversion ratio of 0.71429 was established for the conversion rate of Class B shares into Class A shares. Using the proceeds from this offering, Visa also established a $3.0 billion escrow account to cover settlements, resolution of pending litigation and related claims (“covered litigation”).
In October 2008, Visa announced that it had reached a settlement with Discover Card related to an antitrust lawsuit. The Bank and other Visa member banks were obligated to fund the settlement and share in losses resulting from this litigation that were not already provided for in the escrow account. In December 2008, Visa deposited additional funds into the escrow account to cover the remaining amount of the settlement. The deposit of funds into the escrow account further reduced the conversion ratio applicable to Class B common stock outstanding from 0.71429 per Class A share to 0.6296 per Class A share.
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
As of September 30, 2010, the value of the Class A shares was $74.26 per share. Utilizing the new conversion ratio effective in July 2009, the value of unredeemed Class A equivalent shares owned by the Company was $442,000 as of September 30, 2010, and has not been reflected in the accompanying financial statements.
The Company is a defendant in legal actions arising from normal business activities. Management believes, after consultation with legal counsel, that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company’s consolidated financial position or results from operations.

Other Commitments and Contingencies—The Company has entered into employment agreements or change of control agreements with certain officers of the Company providing severance payments and accelerated vesting of benefits under supplemental retirement agreements to the officers in the event of a change in control of the Company and termination for other than cause or after a substantial and material change in the officer’s title, compensation or responsibilities.
Mortgage loans sold to investors may be sold with servicing rights retained, with only the standard legal representations and warranties regarding recourse to the Bank. Management believes that any liabilities that may result from such recourse provisions are not significant.
Note 10 — Stock-Based Compensation
The following table shows the number, weighted-average exercise price, intrinsic value, weighted average remaining contractual life, average remaining vesting period, and remaining compensation cost to be recognized over the remaining vesting period of options exercisable, options not yet exercisable, and total options outstanding as of September 30, 2010:

		Currently
	Currently	Not	Total
(dollars in thousands except exercise price)	Exercisable	Exercisable	Outstanding
Number of options	1,082,065	343,120	1,425,185
Weighted average exercise price	$14.98	$18.30	$15.78
Intrinsic value	$2,901	$44	$2,945
Weighted average remaining contractual term (yrs.)	3.34	8.69	4.62
The options for 321,940 shares that are not currently exercisable as of September 30, 2010 are expected to vest, on a weighted-average basis, over the next 3.1 years, and the Company is expected to recognize $2,497,000 of compensation costs related to these options as they vest.
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
Earnings per share have been computed based on the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Net income	$1	$2,255	$2,879	$7,649

Average number of common shares outstanding	15,860	15,787	15,848	15,782
Effect of dilutive stock options	113	229	204	229

Average number of common shares outstanding used to calculate diluted earnings per share	15,973	16,016	16,052	16,011

There were 763,000 and 553,000 options excluded from the computation of diluted earnings per share for the three month periods ended September 30, 2010 and 2009, respectively, because the effect of these options was antidilutive.

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
The components of other comprehensive income (loss) and related tax effects are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Unrealized holding gains (losses) on available-for-sale securities	$(909)	$2,781	$2,291	$3,240
Tax effect	(383)	(1,169)	(963)	(1,362)

Unrealized holding gains (losses) on available-for-sale securities, net of tax	$(526)	$1,612	$1,328	$1,878

The components of accumulated other comprehensive income (loss), included in shareholders’ equity, are as follows:

	September 30,	December 31,
	2010	2009
	(in thousands)
Net unrealized gains on available-for-sale securities	$10,268	$7,977
Tax effect	(4,317)	(3,354)

Unrealized holding gains on available-for-sale securities, net of tax	5,951	4,623

Minimum pension liability	(4,143)	(4,143)
Tax effect	1,742	1,742
Minimum pension liability, net of tax	(2,401)	(2,401)

Joint beneficiary agreement liability	97	97
Tax effect	(41)	(41)

Joint beneficiary agreement liability, net of tax	56	56

Accumulated other comprehensive income	$3,606	$2,278

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

	Three months		Nine months
	ended September 30,		ended September 30,
(in thousands)	2010	2009	2010	2009
Net pension cost included the following components:
Service cost-benefits earned during the period	$131	$99	$393	$297
Interest cost on projected benefit obligation	191	174	573	522
Amortization of net obligation at transition	1	—	1	—
Amortization of prior service cost	38	38	115	114
Recognized net actuarial loss	54	25	163	75

Net periodic pension cost	$415	$336	$1,245	$1,008

During the nine months ended September 30, 2010 and 2009, the Company contributed and paid out as benefits $556,000 and $562,000, respectively, to participants under the plans. For the year ending December 31, 2010, the Company currently expects to contribute and pay out as benefits $733,000 to participants under the plans.
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
Securities available-for-sale - Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.
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
Covered and Noncovered foreclosed assets - Foreclosed assets include assets acquired through, or in lieu of, loan foreclosure. Foreclosed assets are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value less cost to sell. The fair value of foreclosed assets is established using current real estate appraisals. Revenue and expenses from operations and changes in the valuation allowance are included in other noninterest expense. The Company records foreclosed assets as nonrecurring Level 3.
Mortgage servicing rights - Mortgage servicing rights are carried at fair value. A valuation model, which utilizes a discounted cash flow analysis using a discount rate and prepayment speed assumptions is used in the computation of the fair value measurement. While the prepayment speed assumption is currently quoted for comparable instruments, the discount rate assumption currently requires a significant degree of management judgment. As such, the Company classifies mortgage servicing rights subjected to recurring fair value adjustments as Level 3.
Goodwill and other intangible assets - Goodwill and other intangible assets are subject to impairment testing. A projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment as there are unobservable inputs for these assets. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at September 30, 2010	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$236,283	—	$236,283	—
Obligations of states and political subdivisions	13,207	—	13,207	—
Corporate debt securities	522	—	522	—
Mortgage servicing rights	3,905	—	—	3,905

Total assets measured at fair value	$253,917	—	$250,012	$3,905

Fair value at December 31, 2009	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$193,130	—	$193,130	—
Obligations of states and political subdivisions	17,953	—	17,953	—
Corporate debt securities	539	—	539	—
Mortgage servicing rights	4,089	—	—	4,089

Total assets measured at fair value	$215,711	—	$211,622	$4,089

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine month periods ended September 30, 2010 and 2009. The amount included in the “Transfer into Level 3” column represents the beginning balance of an item in the period (interim quarter) for which it was designated as a Level 3 fair value measure (in thousands):

			Change
	Beginning	Transfers	Included		Ending
Three months ended September 30,	Balance	into Level 3	in Earnings	Issuances	Balance

2010: Mortgage servicing rights	$4,033	—	$(609)	$481	$3,905
2009: Mortgage servicing rights	$3,895	—	$(415)	$553	$4,033

Nine months ended September 30,

2010: Mortgage servicing rights	$4,089	—	$(1,227)	$1,043	$3,905
2009: Mortgage servicing rights	$2,972	—	$(317)	$1,378	$4,033

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of the dates indicated (in thousands):

Fair value at September 30, 2010	Total	Level 1	Level 2	Level 3
Impaired loans	$35,829	—	—	$35,829
Noncovered foreclosed assets	6,853	—	—	6,853
Covered foreclosed assets	4,319	—	—	4,319

Total assets measured at fair value	$47,001	—	—	$47,001

Fair value at December 31, 2009	Total	Level 1	Level 2	Level 3
Impaired loans	$13,993	—	—	$13,993
Noncovered foreclosed assets	3,726	—	—	3,726

Total assets measured at fair value	$17,719	—	—	$17,719

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and nine months ended September 30, 2010 and 2009:

	Three months		Nine months
	ended September 30,		ended September 30,
(in thousands)	2010	2009	2010	2009
Non-covered loans	$6,164	$2,074	$8,303	$4,296
Non-covered foreclosed assets	505	26	560	188
Covered foreclosed assets	625	—	625	—

Total loss from nonrecurring fair value adjustments	$7,294	$2,100	$9,488	$4,484

In addition to the methods and assumptions used to estimate the fair value of each class of financial instrument noted above, the following methods and assumptions were used to estimate the fair value of other classes of financial instruments for which it is practical to estimate the fair value.
Cash and cash equivalents - Cash and due from banks, fed funds purchased and sold, accrued interest receivable and payable, and short-term borrowings are considered short-term instruments. For these short-term instruments their carrying amount approximates their fair value.
Securities - For all securities, fair values are based on quoted market prices or dealer quotes.
Restricted Equity Securities - The carrying value of restricted equity securities approximates fair value as the shares can only be redeemed by the issuing institution at par.
Loans Held For Sale - For loans held for sale, carrying value approximates fair value.
Noncovered loans - The fair value of variable rate noncovered loans is the current carrying value. The interest rates on these noncovered loans are regularly adjusted to market rates. The fair value of other types of fixed rate noncovered loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. The allowance for loan losses is a reasonable estimate of the valuation allowance needed to adjust computed fair values for credit quality of certain noncovered loans in the portfolio.
Covered Loans - Covered loans are measured at estimated fair value on the date of acquisition. Carrying value is calculated as the present value of expected cash flows and approximates fair value.
Cash Value of Life Insurance - The fair values of insurance policies owned are based on the insurance contract’s cash surrender value.
FDIC Indemnification Asset — The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreement.

Deposit Liabilities - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. These values do not consider the estimated fair value of the Company’s core deposit intangible, which is a significant unrecognized asset of the Company. The fair value of time deposits and other borrowings is based on the discounted value of contractual cash flows.
Other Borrowings - The fair value of other borrowings is calculated based on the discounted value of the contractual cash flows using current rates at which such borrowings can currently be obtained.
Junior Subordinated Debentures - The fair value of junior subordinated debentures is estimated using a discounted cash flow model. The future cash flows of these instruments are extended to the next available redemption date or maturity date as appropriate based upon the spreads of recent issuances or quotes from brokers for comparable bank holding companies compared to the contractual spread of each junior subordinated debenture measured at fair value.
Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counter parties at the reporting date.
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
The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Cash and due from banks	$47,930	$47,930	$61,033	$61,033
Cash at Federal Reserve and other banks	350,261	350,261	285,556	285,556
Securities available-for-sale	250,012	250,012	211,622	211,622
Restricted equity securities	9,157	9,157	9,274	9,274
Loans held for sale	9,455	9,455	4,641	4,641
Noncovered loans, net	1,354,325	1,404,332	1,460,097	1,498,347
Covered loans	59,697	59,697	—	—
Cash value of life insurance	49,972	49,972	48,694	48,694
Mortgage servicing rights	3,905	3,905	4,089	4,089
FDIC indemnification asset	5,098	5,098	—	—
Financial liabilities:
Deposits	1,888,541	1,878,840	1,828,512	1,811,204
Other borrowings	67,182	71,060	66,753	70,468
Junior subordinated debt	41,238	21,856	41,238	16,701

	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Off-balance sheet:
Commitments	$539,888	$5,399	$560,042	$5,600
Standby letters of credit	3,742	37	5,896	59
Overdraft privilege commitments	38,111	381	36,489	365

TRICO BANCSHARES
Financial Summary
(In thousands, except per share amounts; unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net Interest Income (FTE)	$23,829	$23,257	$68,175	$69,696
Provision for loan losses	(10,814)	(8,000)	(29,314)	(23,650)
Noninterest income	7,163	7,793	22,814	22,404
Noninterest expense	(20,524)	(19,377)	(57,735)	(55,922)
Benefit (provision) for income taxes (FTE)	347	(1,418)	(1,061)	(4,879)

Net income	$1	$2,255	$2,879	$7,649

Earnings per share:
Basic	$0.00	$0.14	$0.18	$0.48
Diluted	$0.00	$0.14	$0.18	$0.48
Per share:
Dividends paid	$0.09	$0.13	$0.31	$0.39
Book value at period end	$12.66	$12.79
Tangible book value at period end	$11.64	$11.78

Average common shares outstanding	15,860	15,787	15,848	15,782
Average diluted shares outstanding	15,973	16,016	16,052	16,011
Shares outstanding at period end	15,860	15,788

At period end:
Loans (noncovered and covered), net	$1,414,022	$1,496,661
Total assets	2,229,618	2,095,666
Total deposits	1,888,541	1,751,895
Other borrowings	67,182	66,197
Junior subordinated debt	41,238	41,238
Shareholders’ equity	$200,728	$201,937
Financial Ratios:
During the period (annualized):
Return on assets	0.00%	0.43%	0.17%	0.49%
Return on equity	0.00%	4.43%	1.80%	5.02%
Net interest margin[1]	4.63%	4.72%	4.48%	4.81%
Net loan charge-offs to average loans	2.95%	1.84%	2.40%	1.43%
Efficiency ratio[1]	66.2%	62.4%	63.5%	60.7%
At Period End:
Tangible common equity to tangible assets	8.34%	8.94%
Total capital to risk-adjusted assets	13.82%	13.17%
Allowance for losses to noncovered loans[2]	2.95%	2.49%

[1]	Fully taxable equivalent (FTE).

[2]	Allowance for losses includes allowance for loan losses and reserve for unfunded commitments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Allowance for Noncovered Loan Losses
The allowance for noncovered loan losses is established through a provision for noncovered loan losses charged to expense. Noncovered loans and noncovered deposit related overdrafts are charged against the allowance for noncovered loan losses when Management believes that the collectibility of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. The allowance is an amount that Management believes will be adequate to absorb probable losses inherent in existing loans and leases, based on evaluations of the collectibility, impairment and prior loss experience of loans and leases. The evaluations take into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. The Company defines a noncovered loan as impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.
Credit risk is inherent in the business of lending. As a result, the Company maintains an allowance for noncovered loan losses to absorb losses inherent in the Company’s noncovered loan portfolio. This is maintained through periodic charges to earnings. These charges are included in the Consolidated Income Statements as provision for loan losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance. However, for a variety of reasons, not all losses are immediately known to the Company and, of those that are known, the full extent of the loss may not be quantifiable at that point in time. The balance of the Company’s allowance for noncovered loan losses is meant to be an estimate of these unknown but probable losses inherent in the portfolio. For purposes of this discussion, “noncovered loans” shall include all noncovered loans and lease contracts that are part of the Company’s portfolio.
The Company formally assesses the adequacy of the allowance for noncovered loan losses on a quarterly basis. Determination of the adequacy is based on ongoing assessments of the probable risk in the outstanding noncovered loan portfolio, and to a lesser extent the Company’s noncovered loan commitments. These assessments include the periodic re-

grading of credits based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment, growth of the portfolio as a whole or by segment, and other factors as warranted. Loans are initially graded when originated. They are re-graded as they are renewed, when there is a new loan to the same borrower, when identified facts demonstrate heightened risk of nonpayment, or if they become delinquent. Re-grading of larger problem loans occurs at least quarterly. Confirmation of the quality of the grading process is obtained by independent credit reviews conducted by consultants specifically hired for this purpose and by various bank regulatory agencies.
The Company’s method for assessing the appropriateness of the allowance for noncovered loan losses includes specific allowances for impaired noncovered loans and leases, formula allowance factors for pools of credits, and allowances for changing environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowance factors for loan pools are based on the previous 5 years historical loss experience by product type. Allowances for impaired loans are based on analysis of individual credits. Allowances for changing environmental factors are Management’s best estimate of the probable impact these changes have had on the noncovered loan portfolio as a whole. This process is explained in detail in the notes to the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2009.
Management believes that the ALL was adequate as of September 30, 2010. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALL and could possibly result in additional charges to the provision for loan losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan losses in future periods if warranted as a result of their review. Approximately 86% of our noncovered loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. Over the last several years, there has been deterioration in the residential development and residential real-estate markets which has led to an increase in non-performing loans and the ALL. A continued deterioration in these markets or deterioration in other segments of our loan portfolio, such as commercial real estate, may lead to additional charges to the ALL.
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
The excess of the contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents our estimate of the credit losses expected to occur and was considered in determining the fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at purchase date in excess of fair value are adjusted through the accretable difference on a prospective basis. Any subsequent decreases in expected cash flows over those expected at purchase date are recognized by recording a provision for loan losses. Any disposals of loans, including sales of loans, payments in full or foreclosures, result in the removal of the loan from the pool at its carrying amount. The difference between actual prepayments and expected prepayments will not affect the nonaccretable difference as this is accounted for as a yield adjustment.
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
Following is a summary of the components of fully taxable equivalent (“FTE”) net income for the periods indicated (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net Interest Income (FTE)	$23,829	$23,257	$68,175	$69,696
Provision for loan losses	(10,814)	(8,000)	(29,314)	(23,650)
Noninterest income	7,163	7,793	22,814	22,404
Noninterest expense	(20,524)	(19,377)	(57,735)	(55,922)
Benefit (provision) for income taxes (FTE)	347	(1,418)	(1,061)	(4,879)

Net income	$1	$2,255	$2,879	$7,649

For the three months ended September 30, 2010, net income was $1,000, or $0.00 per diluted share, as compared to net income of $2,255,000, or $0.14 per diluted share for the three months ended September 30, 2009. The decrease in net income for the three months ended September 30, 2010 compared to the same period of the prior year is attributable to increases in provision for loan losses and noninterest expense, and a decrease in noninterest income that were partially offset by an increase in net interest income (FTE). For the nine months ended September 30, 2010, net income was $2,879,000, or $0.18 per diluted share, as compared to net income of $7,649,000, or $0.48 per diluted share for the nine months ended September 30, 2009. The decrease in net income for the nine months ended September 30, 2010 compared to the same period of the prior year is principally attributable to decreased net interest income, increased provision for loan losses and increased noninterest expense that were partially offset by increased noninterest income. Noninterest income for the nine month period ended September 30, 2010 includes a bargain purchase gain on acquisition of $232,000 relating to the acquisition of Granite. We assumed certain assets and liabilities of Granite on May 28, 2010, and the results of the acquired operations are included in our financial results starting on May 28, 2010.

Net Interest Income
The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Interest income	$27,233	27,889	$78,945	$85,203
FTE adjustment	93	152	327	447

Interest income (FTE)	27,326	28,041	79,272	85,650
Interest expense	(3,497)	(4,784)	(11,097)	(15,954)

Net interest income (FTE)	$23,829	$23,257	$68,175	$69,696

Average interest-earning assets	$2,060,108	$1,969,043	$2,029,731	$1,930,147
Net interest margin (FTE)	4.63%	4.72%	4.48%	4.81%
Net interest income (FTE) for the three months ended September 30, 2010 was $23,829,000, an increase of $572,000 or 2.5% compared to the same period in 2009. Net interest income (FTE) for the nine months ended September 30, 2010 was $68,175,000, a decrease of $1,521,000 or 2.2% compared to the same period in 2009. The results for the three and nine month periods ended September 30, 2010 as compared to the same periods in 2009 are attributable to a change in the mix of interest-earning assets, with average loan balances decreasing and other categories of lower yielding assets increasing. The FDIC-assisted purchase and assumption of certain assets and liabilities of Granite, which was completed on May 28, 2010, contributed to the increase in interest-bearing liabilities in the three and nine month periods ended September 30, 2010 over the same periods in 2009.
Net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax-equivalent basis was 4.63% for the three months ended September 30, 2010, a decrease of nine basis points as compared to the same period in 2009. Net interest margin on a fully tax-equivalent basis was 4.48% for the nine months ended September 30, 2010, a decrease of 33 basis points as compared to the same period in 2009. The decrease in net interest margin for the three and nine months ended September 30, 2010 as compared to same periods in 2009 was mainly due to a lower average yield earned on loans and a change in the mix of interest-earning assets away from loans and towards lower yielding interest-earning cash at the Federal Reserve Bank combined with continued deposit growth despite extremely low rates being offered by the Company for those deposits. The Company is attempting to balance new customer acquisition and deposit growth with the opportunities it has, in the current economic environment, to invest or loan that deposit growth without undue risk and in a profitable manner.
Net interest income, net interest margin and average yield on loans for the three month ended June 30, 2010 were $22,245,000, 4.41% and 6.20%, respectively, compared to $23,829,000, 4.63% and 6.61%, respectively, for the three months ended September 30, 2010. The improvement in these results from the three months ended June 30, 2010 to the three months ended September 30, 2010 is principally due to the contribution from the loans acquired in the Granite acquisition on May 28, 2010. During any particular period, interest income from loans acquired in the Granite acquisition represents that portion of the accretable yield that is accreted into income during that period. The accretable yield and the portion of the accretable yield that is accreted into income during any particular period are based on, among other factors, estimates of future cash flows from the related loans. Estimates of future cash flows from the related loans are subject to change from period to period, and therefore, the level of accretion is also subject to change from period to period. For further discussion of the accounting for the loans acquired in the Granite acquisition see Note 5 and the “Covered Loans” section of Note 1 of the accompanying unaudited condensed consolidated financial statements.

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

	For the three months ended
	September 30, 2010			September 30, 2009
		Interest	Rates		Interest	Rates
	Average	Income/	Earned	Average	Income/	Earned
	Balance	Expense	Paid	Balance	Expense	Paid
Assets:
Loans	$1,481,497	$24,489	6.61%	$1,538,239	$24,909	6.48%
Investment securities — taxable	262,323	2,386	3.64%	249,254	2,635	4.23%
Investment securities — nontaxable	13,445	251	7.47%	20,128	396	7.87%
Cash at Federal Reserve and other banks	302,843	200	0.26%	161,422	101	0.25%

Total interest-earning assets	2,060,108	27,326	5.31%	1,969,043	28,041	5.70%

Other assets	177,562			130,010

Total assets	$2,237,670			$2,099,053

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$387,398	582	0.60%	$305,767	$565	0.74%
Savings deposits	563,661	573	0.41%	456,839	752	0.66%
Time deposits	555,640	1,399	1.01%	632,922	2,869	1.81%
Other borrowings	61,926	608	3.93%	71,031	250	1.41%
Junior subordinated debt	41,238	335	3.25%	41,238	348	3.38%

Total interest-bearing liabilities	1,609,863	3,497	0.87%	1,507,797	4,784	1.27%

Noninterest-bearing deposits	386,978			348,808
Other liabilities	35,505			38,996
Shareholders’ equity	205,324			203,452

Total liabilities and shareholders’ equity	$2,237,670			$2,099,053

Net interest spread(1)			4.44%			4.43%
Net interest income and interest margin(2)		$23,829	4.63%		$23,257	4.72%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets.

Summary of Average Balances, Yields/Rates and Interest Differential (continued)

	For the nine months ended
	September 30, 2010			September 30, 2009
		Interest	Rates		Interest	Rates
	Average	Income/	Earned	Average	Income/	Earned
	Balance	Expense	Paid	Balance	Expense	Paid

Assets:
Loans	$1,471,607	$70,003	6.34%	$1,553,372	$75,640	6.49%
Investment securities — taxable	268,731	7,880	3.91%	249,059	8,614	4.61%
Investment securities — nontaxable	15,408	881	7.62%	21,706	1,218	7.48%
Cash at Federal Reserve and other banks	273,985	508	0.25%	106,010	178	0.22%

Total interest-earning assets	2,029,731	79,272	5.21%	1,930,147	85,650	5.92%

Other assets	169,968			149,003

Total assets	$2,199,699			$2,079,150

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$380,984	1,783	0.62%	$282,688	$1,351	0.64%
Savings deposits	542,655	1,828	0.45%	430,594	2,404	0.74%
Time deposits	553,421	4,728	1.14%	650,943	10,411	2.13%
Other borrowings	61,800	1,804	3.89%	74,297	604	1.08%
Junior subordinated debt	41,238	954	3.08%	41,238	1,184	3.83%

Total interest-bearing liabilities	1,580,098	11,097	0.94%	1,479,760	15,954	1.44%

Noninterest-bearing deposits	379,142			358,718
Other liabilities	36,103			37,612
Shareholders’ equity	204,356			203,060

Total liabilities and shareholders’ equity	$2,199,699			$2,079,150

Net interest spread(1)			4.27%			4.48%
Net interest income and interest margin(2)		$68,175	4.48%		$69,696	4.81%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets.

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

	Three months ended September 30, 2010
	compared with three months
	ended September 30, 2009
	Volume	Rate	Total

Increase (decrease) in interest income:
Loans	$(919)	$499	$(420)
Investment securities	7	(401)	(394)
Cash at Federal Reserve and other banks	88	11	99

Total interest-earning assets	(824)	109	(715)

Increase (decrease) in interest expense:
Interest-bearing demand deposits	151	(134)	17
Savings deposits	176	(355)	(179)
Time deposits	(350)	(1,120)	(1,470)
Other borrowings	(32)	390	358
Junior subordinated debt	—	(13)	(13)

Total interest-bearing liabilities	(55)	(1,232)	(1,287)

Increase in Net Interest Income	$(769)	$1,341	$572

	Nine months ended September 30, 2010
	compared with nine months
	ended September 30, 2009
	Volume	Rate	Total

Increase (decrease) in interest income:
Loans	$(3,980)	$(1,657)	$(5,637)
Investment securities	327	(1,398)	(1,071)
Cash at Federal Reserve and other banks	277	53	330

Total interest-earning assets	(3,376)	(3,002)	(6,378)

Increase (decrease) in interest expense:
Interest-bearing demand deposits	472	(40)	432
Savings deposits	622	(1,198)	(576)
Time deposits	(1,558)	(4,125)	(5,683)
Other borrowings	(101)	1,301	1,200
Junior subordinated debt	—	(230)	(230)

Total interest-bearing liabilities	(565)	(4,292)	(4,857)

Increase in Net Interest Income	$(2,811)	$1,290	$(1,521)

Provision for Loan Losses
The provision for loan losses was $10,814,000 and $29,314,000 for the three and nine months ended September 30, 2010, respectively, compared to $8,000,000 and $23,650,000 for the same periods in 2009. The increases in the provision for loan losses for the three and nine month periods ended September 30, 2010 as compared to the same periods in 2009 were primarily the result of changes in the make-up of the loan portfolio and the Bank’s loss factors in reaction to increased losses in the construction, commercial real estate, commercial & industrial (C&I), home equity and auto indirect loan portfolios. Management re-evaluates its loss ratios and assumptions quarterly and makes changes as appropriate based upon, among other things, changes in loss rates experienced, collateral support for underlying loans, changes and trends in the economy, and changes in the loan mix. Included in the provision for loan losses for the three and nine months ended September 30, 2010 is $214,000 related to covered loans.
The provision for noncovered loan losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan losses. Additional discussion on loan quality, our procedures to measure loan impairment, and the allowance for loan losses is provided under the heading Asset Quality and Non-Performing Assets below. The provision for covered loan losses is based changes in estimated cash flows expected to be collected on covered loans.
Noninterest Income
Noninterest income for the three months ended September 30, 2010 was $7,163,000, a decrease of $630,000, or 8.1%, as compared to the same period in 2009. Noninterest income for the nine months ended September 30, 2010 was $22,814,000, an increase of $410,000, or 1.8%, as compared to the same period in 2009. The following table presents the key components of noninterest income for the three and nine months ended September 30, 2010 and 2009:

		Three months ended				Nine months ended
	September 30,				September 30,
			Change	Change			Change	Change
(dollars in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent

Service charges on deposit accounts	$3,565	$4,207	$(642)	(15.3%)	$11,786	$11,928	$(142)	(1.2%)
ATM fees and interchange revenue	1,578	1,287	291	22.6%	4,477	3,607	870	24.1%
Other service fees	703	567	136	24.0%	2,018	1,662	356	21.4%
Change in value of mortgage servicing rights	(609)	(416)	(193)	(46.4%)	(1,227)	(318)	(909)	(285.8%)
Gain on sale of loans	1,090	1,205	(115)	(9.5%)	2,252	2,794	(542)	(19.4%)
Commissions on sale of nondeposit investment products	239	380	(141)	(37.1%)	868	1,361	(493)	(36.2%)
Increase in cash value of life insurance	426	270	156	57.8%	1,278	820	458	55.9%
Gain (loss) on disposition of foreclosed assets	55	172	(117)	(68.0%)	405	168	237	141.1%
Bargain purchase gain on acquisition	—	—	—		232	—	232
Change in indemnification asset	(20)	—	(20)		(20)	—	(20)
Other noninterest income	136	121	15	12.4%	745	382	363	95.0%)

Total noninterest income	$7,163	$7,793	$(630)	(8.1%)	$22,814	$22,404	$410	1.8%

The decrease in service charges in the three and nine months ended September 30, 2010 over the same periods in 2009 is mainly due to new overdraft regulations that became effective on July 1, 2010 and caused a decrease in non-sufficient funds fees. ATM fees and interchange revenue increased due to increased customer point-of -sale transactions that are the result of incentives for such usage. Other service fees increase mainly due to increased loan servicing fees from higher balances of loans being serviced. Change in value of mortgage servicing rights decreased primarily due to decreased residential mortgage rates that are expected to increase the pace of future mortgage refinancing that in turn adversely effect the value of mortgage servicing rights. Gain on sale of loans decreased due to decreased mortgage refinancing when compared to prior year similar periods. The improvement in increase in cash value of life insurance is due to increased earnings rates from such insurance policies. The increase in other noninterest income in the nine months ended September 30, 2010 over the same period in 2009 was due to the receipt of $400,000 by the Company under the terms of a legal settlement.

Noninterest Expense
Noninterest expense for the three months ended September 30, 2010 was $20,524,000, an increase of $1,147,000, or 5.9%, as compared to the same period in 2009. Noninterest expense for the nine months ended September 30, 2010 was $57,735,000, an increase of $1,813,000, or 3.2%, as compared to the same period in 2009. The following table presents the key components of noninterest expense for the three and nine months ended September 30, 2010 and 2009:

		Three months ended				Nine months ended
	September 30,				September 30,
			Change	Change			Change	Change
(dollars in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent

Base salaries, net of deferred loan origination costs	$7,131	$6,827	$304	4.5%	$21,095	$20,079	$1,016	5.1%
Incentive compensation	294	980	(686)	(70.0%)	1,366	2,484	(1,118)	(45.0%)
Benefits & other compensation costs	2,473	2,456	17	0.7%	7,572	7,558	14	0.2%

Total salaries and related benefits	9,898	10,263	(365)	(3.6%)	30,033	30,121	(88)	(0.3%)

Occupancy	1,524	1,316	208	15.8%	4,260	3,820	440	11.5%
Equipment	990	953	37	3.9%	3,024	2,775	249	9.0%
Telecommunications	487	428	59	13.8%	1,361	1,193	168	14.1%
Data processing and software	679	655	24	3.7%	2,015	1,937	78	4.0%
Provisions for losses — unfunded commitments	—	500	(500)	(100.0%)	(800)	1,075	(1,875)	(174.4%)
ATM network charges	472	642	(170)	(26.5%)	1,376	1,747	(371)	(21.2%)
Professional fees	662	478	184	38.5%	2,082	1,212	870	71.8%
Advertising and marketing	490	558	(68)	(12.2%)	1,638	1,470	168	11.4%
Courier service	207	189	18	9.5%	605	574	31	5.4%
Postage	262	258	4	1.6%	820	765	55	7.2%
Intangible amortization	85	65	20	30.8%	222	263	(41)	(15.6%)
Operational losses	105	97	8	8.2%	292	224	68	30.4%
Provision for foreclosed asset losses	1,130	26	1,104	4,246%	1,185	188	997	530.3%
Foreclosed assets expense	97	145	(48)	(33.1%)	360	204	156	76.5%
Assessments	824	696	128	18.4%	2,420	2,286	134	5.9%
Other	2,612	2,108	504	23.9%	6,842	6,068	774	12.8%

Total other noninterest expense	10,626	9,114	1,512	16.6%	27,702	25,801	1,901	7.4%

Total noninterest expense	$20,524	$19,377	$1,147	5.9%	$57,735	$55,922	$1,813	3.2%

Average full time equivalent staff	668	645			658	635
Noninterest expense to revenue (FTE)	66.2%	62.4%			63.5%	60.7%
Salaries and related benefits decreased $365,000, or 3.6% in the three months ending September 30, 2010, as compared to the same period in the prior year. The decrease was due to reduced incentive compensation in all product lines that was partially offset by the effects of a 3.6% percent increase in average full time equivalent staff, primarily in new branches and loan collection functions, and annual salary merit increases. Salaries and related benefits decreased $88,000, or 0.3% in the nine months ending September 30, 2010, as compared to the same period in the prior year. The decrease was due to reduced incentive compensation in all product lines that was partially offset by the effects of a 3.6% percent increase in average full time equivalent staff, primarily in new branches and loan collection functions, and annual salary merit increases. Occupancy and equipment expenses increased for the three and nine months ended September 30, 2010, as compared to the same periods in the prior year, primarily due to four new branch openings, one each in the third and fourth quarters of 2009 and one each in the first and second quarters of 2010, and three branches and one admin facility acquired in the Granite acquisition on May 28, 2010. The decrease in provision for losses — unfunded commitments was due to reduced estimates of future uses of such commitments and reduced estimated loss rates on such future commitments. The increase in professional fees is mainly due to legal fees related to loan collection efforts. The increase in provision for foreclosed asset losses is due to additional value deterioration of such foreclosed assets. The May 28, 2010 acquisition of Granite added noninterest expenses totaling $1,837,000 through September 30, 2010 including salaries and benefits expense of $449,000 and provision for foreclosed asset losses of $625,000.

Income Taxes
For the three months ended September 30, 2010, the Company recorded an income tax benefit of $440,000. This tax benefit represents 100% of the $439,000 before tax loss recorded for the three months ended September 30, 2010. For the nine months ended September 30, 2010, the Company recorded an income tax expense of $734,000. This tax expense represents an effective tax rate of 20.3% of the $3,613,000 before tax income recorded for the nine months ended September 30, 2010. The effective tax rates for the three and nine month periods ended September 30, 2009 were 36.0% and 36.7%, respectively. The provision or benefit for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly from increase in cash value of life insurance, tax-exempt loans and state and municipal securities.
Financial Condition
Investment Securities
Investment securities available for sale increased $38,390,000 to $250,012,000 as of September 30, 2010, as compared to December 31, 2009. This increase is principally attributable to purchases of $101,255,000 of investment securities available for sale, $2,954,000 of investment securities available for sale assumed in the Granite acquisition, and an increase in fair value of investments securities available for sale of $2,292,000, offset by the proceeds from maturities of $67,311,000 of investment securities available for sale and amortization of net purchase price premiums of $800,000.
The following table presents the available for sale investment securities portfolio by major type as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
(dollars in thousands)	Fair Value	%	Fair Value	%
Securities Available-for-Sale:
Obligations of U.S. government corporations and agencies	$236,283	95%	$193,130	91%
Obligations of states and political subdivisions	13,207	5%	17,953	9%
Corporate debt securities	522	—	539	—

Total securities available-for-sale	$250,012	100%	$211,622	100%

Additional information about the investment portfolio is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.
Restricted Equity Securities
Restricted equity securities were $9,157,000 at September 30, 2010 and $9,274,000 at December 31, 2009. The entire balance of restricted equity securities at September 30, 2010 and December 31, 2009 represent the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”). The decrease of $117,000 is attributable to the receipt of $594,000 and $102,000 of FHLB stock and Federal Reserve Bank stock, respectively, via the FDIC-assisted acquisition of Granite, and the redemption of $711,000 and $102,000 of FHLB and Federal Reserve Bank stock, respectively.
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

Noncovered Loans
Total noncovered loans outstanding at September 30, 2010 were $1,392,881,000 a decrease of $102,689,000 as compared to year-end 2009. This decrease is principally attributable to loan pay-downs and maturities, net of loan originations, of $77,485,000, net charge-offs of $19,517,000, and transfers to foreclosed assets of $5,687,000 during the period. The following table presents the concentration distribution of our noncovered loan portfolio at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
(dollars in thousands)	Amount	Percent	Amount	Percent
Noncovered Loans:
Mortgage loans on real estate:
Residential 1-4 family	$107,460	7.7%	$113,034	7.8%
Commercial	689,912	49.5%	706,243	47.1%

Total mortgage loan on real estate	797,372	57.2%	819,277	54.9%
Consumer:
Home equity lines of credit	336,339	24.1%	342,612	22.8%
Home equity loans	44,807	3.2%	52,531	3.5%
Auto Indirect	29,061	2.1%	46,532	3.1%
Other	5,159	0.4%	14,003	0.9%

Total consumer loans	415,366	29.8%	455,678	30.4%
Commercial	141,312	10.2%	163,131	10.9%
Construction:
Residential	5,365	0.4%	11,563	0.8%
Commercial	35,147	2.5%	47,553	3.1%

Total construction	40,512	2.9%	59,116	3.9%
Deferred loan fees, net	(1,681)	(0.1%)	(1,632)	(0.1%)

Total noncovered loans	$1,392,881	100%	$1,495,570	100.0%

Covered Loans
Total covered loans outstanding at September 30, 2010 were $59,911,000. The following table presents the concentration distribution of our covered loan portfolio at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
(dollars in thousands)	Amount	Percent	Amount	Percent
Covered Loans:
Mortgage loans on real estate:
Residential 1-4 family	$2,150	3.6%	—	—
Commercial	31,358	52.3%	—	—

Total mortgage loan on real estate	33,508	55.9%	—	—
Consumer:
Home equity lines of credit	4,983	8.3%	—	—
Home equity loans	5,600	9.4%	—	—
Other	338	.6%	—	—

Total consumer loans	10,921	18.3%	—	—
Commercial	10,206	17.0%	—	—
Construction:
Residential	2,578	4.3%	—	—
Commercial	2,698	4.5%	—	—

Total construction	5,276	8.8%	—	—
Deferred loan fees, net	—	—	—	—

Total noncovered loans	$59,911	100%	—	—

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
Interest income on nonaccrual loans, which would have been recognized during the nine months ended September 30, 2010 and 2009, if all such loans had been current in accordance with their original terms, totaled $5,917,000 and $3,674,000, respectively. Interest income actually recognized on these loans during the six months ended September 30, 2010 and 2009 was $1,761,000 and $1,186,000, respectively.
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
As shown in the following table, total noncovered nonperforming assets net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, increased $39,084,000 (80.3%) to $87,706,000 during the first nine months of 2010. Nonperforming assets net of guarantees represent 3.93% of total assets. All nonaccrual loans are considered to be impaired when determining the need for a specific valuation allowance. The Company continues to make a concerted effort to work problem and potential problem loans to reduce risk of loss.

	At September 30, 2010			At December 31, 2009
(dollars in thousands):	Gross	Guaranteed	Net	Gross	Guaranteed	Net

Performing noncovered nonaccrual loans	$37,543	$4,097	$33,446	$22,870	$4,537	$18,333
Nonperforming noncovered nonaccrual loans	47,159	33	47,126	26,301	438	25,863

Total noncovered nonaccrual loans	84,702	4,130	80,572	49,171	4,975	44,196
Noncovered loans 90 days past due and still accruing	281	—	281	700	—	700

Total nonperforming noncovered loans	84,983	4,130	80,853	49,871	4,975	44,896
Noncovered foreclosed assets	6,853	—	6,853	3,726	—	3,726

Total nonperforming noncovered assets	$91,836	$4,130	$87,706	$53,597	$4,975	$48,622

Nonperforming noncovered loans to total noncovered loans			5.77%			3.00%
Nonperforming noncovered assets to total assets			3.93%			2.24%

The following tables show the activity in the balance of noncovered nonperforming assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies (“NPA”), for the periods indicated:

	Balance at		Advances/	Pay-		Transfers to		Balance at
	Sept. 30,	New	Capitalized	downs	Charge-offs/	Foreclosed	Category	June 30,
(dollars in thousands):	2010	NPA	Costs	/Sales	Write-downs	Assets	Changes	2010

Noncovered loans:
Real estate mortgage:
Residential	$12,139	$5,800	$3	$(159)	$(199)	$(363)	$(30)	$7,087
Commercial	40,021	10,158	12	(591)	(3,899)	(767)	3,971	31,137
Consumer:
Home equity lines	11,493	5,046	20	(534)	(2,642)	(271)	—	9,874
Home equity loans	876	301	8	(24)	(368)	—	—	959
Auto indirect	1,461	363	7	(293)	(298)	—	(11)	1,693
Other consumer	159	433	13	(22)	(455)	—	—	190
Commercial (C&I)	5,551	5,582	40	(167)	(1,759)	(636)	(235)	2,726
Construction:
Residential	8,265	2,467	—	(2,227)	(1,489)	—	(3,117)	12,631
Commercial	888	—	—	(215)	(54)	—	$(578)	1,737

Total nonperforming noncovered loans	80,853	30,150	103	(4,232)	(11,163)	(2,037)	—	68,034
Noncovered foreclosed assets	6,853	—	—	(300)	(505)	$2,037	—	5,621

Total nonperforming noncovered assets	$87,706	$30,150	$103	$(4,532)	$(11,668)	—	—	$73,655

	Balance at		Advances/	Pay-		Transfers to	Balance at
	June 30,	New	Capitalized	downs	Charge-offs/	Foreclosed	March 31,
(dollars in thousands):	2010	NPA	Costs	/Sales	Write-downs	Assets	2010

Noncovered loans:
Real estate mortgage:
Residential	$7,087	$2,079	—	$(33)	$(293)	$(229)	$5,563
Commercial	31,137	3,540	1	(2,223)	(1,497)	(80)	31,396
Consumer:
Home equity lines	9,874	3,007	34	(401)	(3,095)	—	10,329
Home equity loans	959	817	—	(12)	(303)	—	457
Auto indirect	1,693	740	2	(454)	(337)	—	1,742
Other consumer	190	556	2	(36)	(543)	—	211
Commercial (C&I)	2,726	922	—	(479)	(535)	—	2,818
Construction:
Residential	12,631	4,627	122	(371)	(1,782)	(1,125)	11,160
Commercial	1,737	200	—	(6)	(39)	(173)	1,755

Total nonperforming noncovered loans	68,034	16,488	161	(4,015)	(8,424)	(1,607)	65,431
Foreclosed assets	5,621	—	134	(1,644)	(55)	1,607	5,579

Total nonperforming noncovered assets	$73,655	$16,488	$295	$(5,659)	$(8,479)	—	$71,010

	Balance at		Advances/	Pay-		Transfers to	Balance at
	March 31,	New	Capitalized	downs	Charge-offs/	Foreclosed	December 31,
(dollars in thousands):	2010	NPA	Costs	/Sales	Write-downs	Assets	2009

Noncovered loans:
Real estate mortgage:
Residential	$5,563	$1,483	$7	—	$(455)	$(697)	$5,225
Commercial	31,396	20,655	—	(1,303)	(2,567)	—	14,611
Consumer:
Home equity lines	10,329	5,636	111	(472)	(2,242)	—	7,296
Home equity loans	457	214	—	(8)	(408)	—	659
Auto indirect	1,742	776	4	(499)	(526)	—	1,987
Other consumer	211	348	3	(15)	(340)	—	215
Commercial (C&I)	2,818	967	—	(378)	(526)	—	2,755
Construction:
Residential	11,160	4,198	23	(1,515)	(1,037)	(1,049)	10,540
Commercial	1,755	443	—	—	—	(296)	1,608

Total nonperforming noncovered loans	65,431	34,720	148	(4,190)	(8,101)	(2,042)	44,896
Foreclosed assets	5,579	—	4	(193)	—	2,042	3,726

Total nonperforming noncovered assets	$71,010	$34,720	$152	$(4,383)	$(8,101)	—	$48,622

Changes in Nonperforming Noncovered Assets During the Third Quarter of 2010
Nonperforming noncovered assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, increased during the third quarter of 2010 by $14,051,000 (19.1%) to $87,706,000 compared to $73,655,000 at June 30, 2010. The $14,051,000 increase in nonperforming noncovered assets during the third quarter of 2010 was primarily the result of new nonperforming noncovered loans of $30,150,000, advances on existing nonperforming loans and capitalized costs on foreclosed assets of $103,000, less pay-downs and upgrades of nonperforming loans to performing status totaling $4,232,000, less disposition of foreclosed assets totaling $300,000, less loan charge-offs of $11,163,000, less foreclosed asset write-downs of $505,000.
The primary causes of the $30,150,000 in new nonperforming noncovered loans during the third quarter of 2010 were increases of $5,800,000 on 23 residential real estate loans, $10,158,000 on 15 commercial mortgage loans, $5,348,000 on 53 home equity lines and loans, $363,000 on 41 indirect auto loans, $96,000 on 26 other consumer loans, $5,582,000 on 29 C&I loans, and $2,467,000 on 5 residential construction loans.
The $10,158,000 in new nonperforming commercial mortgage loans was primarily made up of a loan totaling $299,000 secured by a single family residence in northern California, a $401,000 loan secured by an office building in central California, a $3,151,000 loan secured by a commercial retail building in northern California, a $2,170,000 commercial warehouse loan in northern California, a $319,000 loan secured by a restaurant in northern California, and three loans secured by both a car wash and commercial land in northern California in the amount of $3,091,000. These increases were offset by pay-downs or upgrades of $591,000 in commercial mortgage loans spread across 31 loans throughout the company’s footprint as well as the transfer to foreclosed assets of $602,000 for two loans secured by single family residences in central California. Related charge-offs are discussed below.
The $5,582,000 in new nonperforming C&I loans was primarily made up of a $331,000 loan secured by restaurant equipment in northern California and two loans totaling $4,063,000 secured by accounts receivable and inventory in northern California. These increases were offset by a foreclosure and transfer of assets in the amount of $636,000 for a loan that was partially collateralized by single family residences in central California and pay-downs or upgrades of $167,000 among 24 loans spread throughout the company’s footprint. Related charge-offs are discussed below.
The $2,467,000 in new nonperforming commercial construction loans was comprised mostly of a single loan in the amount of $1,939,000 secured by single family residence development land in northern California. These increases were offset by pay-downs or upgrades of $2,227,000 in commercial construction estate loans. These pay-downs or upgrades were primarily comprised of 3 single family land development loans in northern California in the amount of $1,468,000, and a loan secured by a single family residence in northern California in the amount of $438,000. Related charge-offs are discussed below.
Loan Charge-Offs During the Third Quarter of 2010
In the third quarter of 2010, the Company recorded $11,163,000 in loan charge-offs less $689,000 in recoveries resulting in $10,474,000 of net loan charge-offs. Primary causes of the charges taken in the second quarter of 2010 were gross charge-offs of $199,000 on 4 residential real estate loans, $3,899,000 on 13 commercial mortgage loans, $3,010,000 on 51 home equity lines and loans, $298,000 on 49 auto indirect loans, $455,000 on other consumer loans and overdrafts, $1,759,000 on 19 C&I loans, $1,489,000 on 6 residential construction loans, and $54,000 on 2 commercial construction loans.
The $3,899,000 in charge-offs in commercial mortgage loans was primarily the result of $1,748,000 in charges taken on two loans secured by retail buildings in northern California, $889,000 in charges taken on two loans secured by office buildings in northern California, $672,000 in charges on two loans secured by single family residences in northern California and $172,000 taken on a loan secured by other commercial property in northern California. The remaining $417,000 was spread over six loans spread throughout the Company’s footprint. The $1,489,000 in charge-offs in residential construction loans was comprised primarily of $1,352,000 in charges taken on 3 land acquisition loans in northern California. The remaining $137,000 was spread over 3 loans spread throughout the Company’s footprint. The $1,759,000 in charge-offs the Bank took in its C&I portfolio was primarily comprised of $475,000 in charges taken on two loans secured by accounts receivable and inventory in northern California and $275,000 in charges taken on a loan secured by restaurant equipment in northern California. The remaining $536,000 was spread over 16 loans spread throughout the Company’s footprint. The $54,000 in charge-offs in commercial construction loans was taken on two loans spread throughout the Company’s footprint.
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
Changes in Nonperforming Noncovered Assets During the Second Quarter of 2010
Nonperforming noncovered assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, increased during the second quarter of 2010 by $2,645,000 (3.7%) to $73,655,000 at June 30, 2010 compared to $71,010,000 at March 31, 2010. The $2,645,000 increase in nonperforming noncovered assets during the second quarter of 2010 was primarily the result of new nonperforming noncovered loans of $16,488,000, advances on existing nonperforming loans and capitalized costs on foreclosed assets of $295,000, less pay-downs and upgrades of nonperforming loans to performing status totaling $4,015,000, less disposition of foreclosed assets totaling $1,644,000, less loan charge-offs of $8,424,000, and less foreclosed asset write-downs off $55,000.
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
Reserve for Unfunded Commitments
The following tables summarize the activity in the reserve for unfunded commitments for the periods indicated (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Reserve for unfunded commitments:
Balance at beginning of period	$2,840	$3,140	$3,640	$3,140
Provision for losses — unfunded commitments	—	500	(800)	1,075

Balance at end of period	$2,840	$3,640	$2,840	$3,640

The decrease in the reserve for unused commitments during the nine month period ended September 30, 2010 was due to reduced estimates of future uses of such commitments and reduced estimates of loss rates on such future commitments.
Based on the current conditions of the loan portfolio, Management believes that the allowance for noncovered loan losses ($38,556,000) and the reserve for unfunded commitments ($2,840,000), which collectively stand at $41,396,000 at September 30, 2010, are adequate to absorb probable losses inherent in the Company’s noncovered loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

Allowance for Noncovered Loan Losses
The allowance for noncovered loan losses at September 30, 2010 was $38,556,000 an increase of $126,000 as compared to $38,430,000 at June 30, 2010, and an increase of $3,083,000 as compared to $35,473,000 at December 31, 2009. The following tables summarize the activity in the allowance for noncovered loan losses for the periods indicated (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Allowance for noncovered loan losses:
Balance at beginning of period	$38,430	$33,624	$35,473	$27,590
Provision for noncovered loan losses	10,600	8,000	29,100	23,650
Noncovered loans charged off:
Real estate mortgage:
Residential	(199)	—	(947)	(536)
Commercial	(3,899)	(305)	(7,963)	(450)
Consumer:
Home equity lines	(2,642)	(1,756)	(7,979)	(5,224)
Home equity loans	(368)	(339)	(1,079)	(562)
Auto indirect	(298)	(855)	(1,161)	(2,148)
Other consumer	(455)	(346)	(1,338)	(864)
Commercial	(1,759)	(1,488)	(2,820)	(2,546)
Construction:
Residential	(1,489)	(2,293)	(4,308)	(5,361)
Commercial	(54)	(89)	(93)	(89)

Total noncovered loans charged off	(11,163)	(7,471)	(27,688)	(17,780)
Recoveries of previously charged-off noncovered loans:
Real estate mortgage:
Residential	2	3	2	3
Commercial	45	17	100	48
Consumer:
Home equity lines	43	87	111	96
Home equity loans	8	—	15	—
Auto indirect	117	107	444	367
Other consumer	218	170	602	521
Commercial	53	14	170	52
Construction:
Residential	203	—	227	4
Commercial	—	—	—	—

Total recoveries of previously Charged-off noncovered loans	689	398	1,671	1,091

Balance at end of period	$38,556	$34,551	$38,556	$34,551

Allowance for loan losses to total noncovered loans at period end			2.95%	2.49%
Allowance for noncovered loan losses to nonperforming noncovered loans			48%	79%
The increases in the allowance for noncovered loan losses during the three and nine month periods ended September 30, 2010 were primarily the result of changes in the make-up of the loan portfolio and the Bank’s loss factors in reaction to increased losses in the construction, commercial real estate, commercial & industrial (C&I), home equity and auto indirect loan portfolios that were partially offset by reduced loan balances including charge-offs.
Management re-evaluates its loss ratios and assumptions quarterly and makes changes as appropriate based upon, among other things, changes in loss rates experienced, collateral support for underlying loans, changes and trends in the economy, and changes in the loan mix. Additional information regarding the allowance for noncovered loan losses is included above at the Allowance for Noncovered Loan Losses section of the Summary of Critical Accounting Policies and Estimates, and at Notes 1 and 4 of the Notes to Condensed Consolidated Financial Statements.

Mortgage Servicing Rights
The following tables summarize the activity in, and the main assumptions used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Mortgage servicing rights:
Balance at beginning of period	$4,033	$3,895	$4,089	$2,972
Additions	481	553	1,043	1,378
Change in fair value	(609)	(415)	(1,227)	(317)

Balance at end of period	$3,905	$4,033	$3,905	$4,033

Servicing fees received	$323	$288	$945	$834
Balance of loans serviced at:
Beginning of period	$527,436	$468,360	$505,947	$431,195
End of period	$542,386	$492,830	$542,386	$492,830
Weighted-average prepayment speed (CPR)			20.2%	17.1%
Discount rate			9.0%	9.0%
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
The following table summarizes the Company’s goodwill intangible as of September 30, 2010 and December 31, 2009.

	December 31,			September 30,
(Dollars in Thousands)	2009	Additions	Reductions	2010

Goodwill	$15,519	—	—	15,519

The following table summarizes the Company’s core deposit intangibles as of September 30, 2010 and December 31, 2009.

	December 31,			September 30,
(Dollars in Thousands)	2009	Additions	Reductions	2010

Core deposit intangibles	$3,365	$562	—	$3,927
Accumulated amortization	(3,040)	—	$(222)	(3,262)

Core deposit intangibles, net	$325	$562	$(222)	$665

The Company recorded additions to CDI of $562,000 in conjunction with the Granite acquisition on May 28, 2010. The following table summarizes the Company’s estimated core deposit intangible amortization (dollars in thousands):

Estimated Core Deposit
Years Ended	Intangible Amortization
2010	$307
2011	$145
2012	$81
2013	$81
2014	$80
Thereafter	$193

Deposits
Total deposits were $1,888,541,000 at September 30, 2010, an increase of $60,029,000, or 3.28%, as compared to year-end 2009. Deposits totaling $94,792,000 were acquired through the Granite acquisition on May 28, 2010. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report.
The following table presents the deposit balances by major category as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
(dollars in thousands)	Amount	Percent	Amount	Percent

Noninterest bearing	$389,315	20.6%	$377,334	20.6%
Interest bearing demand	383,859	20.3%	359,179	19.6%
Savings and money market	577,604	30.6%	511,671	28.0%
Time	537,763	28.5%	580,328	31.8%

Total deposits	$1,888,541	100.0%	$1,828,512	100.0%

Other Borrowings
Total other borrowings were $67,182,000 at September 30, 2010, an increase of $429,000, or 0.6%, as compared to year-end 2009. Information on average other borrowing balances and average rates paid is included under the Net Interest Income section of this report.

	September 30,	December 31,
(dollars in thousands)	2010	2009

Repurchase agreement	$50,000	$50,000
Other collateralized borrowings	17,182	16,753

Total other borrowings	$67,182	$66,753

The $50,000,000 repurchase agreement outstanding at September 30, 2010 is callable by the lender on a quarterly basis and carries a fixed rate of 4.72% until its maturity on August 30, 2012. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company, and paid interest at an annual rate of 0.15% on September 30, 2010. The Company maintains collateralized lines of credit with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank of San Francisco. The Company also has available unused correspondent banking lines of credit from commercial banks for federal funds transactions.
Junior Subordinated Debt
Junior subordinated debt was $40,238,000 at September 30, 2010 and December 31, 2009, and consisted of $20,619,000 related to TriCo Capital Trust I and $20,619,000 related to TriCo Capital Trust II. Information on average rates paid on junior subordinated debt is included under the Net Interest Income section of this report. Additional information on junior subordinated debt is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.
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
The Company adopted and announced a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. The Company did not repurchase any shares during the three months ended September 30, 2010. This plan has no stated expiration date for the repurchases. As of September 30, 2010, the Company had repurchased 166,600 shares under this plan, which left 333,400 shares available for repurchase under the plan. Shares that are repurchased in accordance with the provisions of a Company stock option plan or equity compensation plan are not counted against the number of shares repurchased under the repurchase plan adopted on August 21, 2007.
The Company’s primary capital resource is shareholders’ equity, which was $200,728,000 at September 30, 2010. This amount represents an increase of $79,000 from December 31, 2009, the net result of comprehensive income for the period of $4,207,000, the effect of stock option vesting of $534,000, the exercise of stock options for $1,229,000 and the tax benefit from the exercise of stock options of $390,000 that were partially offset by the repurchase of common stock with value of $1,364,000, and dividends paid of $4,917,000. The Company’s ratio of equity to total assets was 9.00% and 9.24% as of September 30, 2010 and December 31, 2009, respectively.
The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

	At	At	Minimum
	September 30,	December 31,	Regulatory
	2010	2009	Requirement

Tier I Capital	12.56%	12.10%	4.00%
Total Capital	13.82%	13.36%	8.00%
Leverage ratio	9.93%	10.48%	4.00%
Liquidity
The Bank’s principal source of asset liquidity is cash at Federal Reserve and other banks and marketable investment securities available for sale. At September 30, 2010, cash at Federal Reserve and other banks and investment securities available for sale totaled $600,273,000, representing an increase of $103,095,000 (20.7%) from December 31, 2009. In addition, the Company generates additional liquidity from its operating activities. The Company’s profitability during the first nine months of 2010 generated cash flows from operations of $34,516,000 compared to $28,442,000 during the first nine months of 2009. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks. Maturities of investment securities produced cash inflows of $67,310,000 during the nine months ended September 30, 2010 compared to $67,963,000 for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, the Company invested $101,255,000 in securities and received $75,109,000 of net loan principal reductions, compared to $29,396,000 invested in securities and $40,043,000 of net loan principal reductions, respectively, during the first nine months of 2009. These changes in investment and loan balances contributed to net cash provided by investing activities of $61,291,000 during the nine months ended September 30, 2010, compared to net cash provided by investing activities of $78,847,000 during the nine months ended September 30, 2009. Financing activities used net cash of $44,205,000 during the nine months ended September 30, 2010, compared to net cash provided by financing activities of $40,926,000 during the nine months ended September 30, 2009. Deposit balance decreases accounted for $34,972,000 of financing uses of funds during the nine months ended September 30, 2010, compared to $82,625,000 of funds provided by increases in deposits during the nine months ended September 30, 2009. A net decrease in short-term other borrowings accounted for $4,571,000 of financing uses of funds during the nine months ended September 30, 2010, compared to $35,741,000 of funds used to decrease short-term other borrowings during the nine months ended September 30, 2009. Dividends paid used $4,917,000 and $6,156,000 of cash during the nine months ended September 30, 2010 and 2009, respectively. Also, the Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our assessment of market risk as of September 30, 2010 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.
During the quarter ended September 30, 2010, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
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
See Note 9, Commitments and Contingencies, for a discussion of the Company’s involvement in litigation pertaining to Visa, Inc.

Item 1A	– Risk Factors
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
Risks related to Tri Counties Bank’s assumption of the banking operations of Granite Community Bank from the FDIC under Whole Bank Purchase and Assumption Agreement with Loss-Share.
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

Our ability to obtain reimbursement under the loss sharing agreements on covered assets depends on our compliance with the terms of the loss sharing agreements. Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. Additionally, Management may decide to forgo loss share coverage on certain assets to allow greater flexibility over the management of certain assets. As of September 30, 2010, $64,016,000, or 2.9%, of the Company’s assets were covered by the aforementioned FDIC loss sharing agreements.
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
The following table shows information concerning the common stock repurchased by the Company during the third quarter of 2010 pursuant to the Company’s stock repurchase plan adopted on August 21, 2007, which is discussed in more detail under “Capital Resources” in this report and is incorporated herein by reference:

			(c) Total number of	(d) Maximum number
			shares purchased as	of shares that may yet
	(a) Total number	(b) Average price	part of publicly	be purchased under the
Period	of shares purchased	paid per share	announced plans or programs	plans or programs

Jul. 1-31, 2010	—	—	—	333,400
Aug. 1-31, 2010	—	—	—	333,400
Sep. 1-30, 2010	—	—	—	333,400

Total	—	—	—	333,400

Item 6	– Exhibits

3.1	Restated Articles of Incorporation, filed as Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 16, 2009.

3.2	Bylaws of TriCo Bancshares, as amended, filed as Exhibit 3.2 to TriCo’s Current Report on Form 8-K filed March 16, 2009.

4	Certificate of Determination of Preferences of Series AA Junior Participating Preferred Stock filed as Exhibit 3.3 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.1	Rights Agreement dated September 25, 2001, between TriCo and Mellon Investor Services LLC filed as Exhibit 1 to TriCo’s Form 8-A dated July 25, 2001.

10.2*	Form of Change of Control Agreement dated as of August 23, 2005, between TriCo, Tri Counties Bank and each of Dan Bailey, Bruce Belton, Craig Carney, Gary Coelho, Rick Miller, Richard O’Sullivan, Thomas Reddish, and Ray Rios filed as Exhibit 10.2 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.5*	TriCo’s 1995 Incentive Stock Option Plan filed as Exhibit 4.1 to TriCo’s Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063).

10.6*	TriCo’s 2001 Stock Option Plan, as amended, filed as Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.7*	TriCo’s 2009 Equity Incentive plan, included as Appendix A to TriCo’s definitive proxy statement filed on April 4, 2009.

10.8*	Amended Employment Agreement between TriCo and Richard Smith dated as of August 23, 2005 filed as Exhibit 10.8 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.9*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 filed as Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.10*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 filed as Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.11*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 filed as Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.13*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 filed as Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.14*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 filed as Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.15*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 filed as Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.16*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 filed as Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.17*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith, filed as Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.18*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin, filed as Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.19*	Form of Tri-Counties Bank Executive Long Term Care Agreement effective September 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish, filed as Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.20*	Form of Tri-Counties Bank Director Long Term Care Agreement effective September 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin, filed as Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.21*	Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of the directors of TriCo Bancshares/Tri Counties Bank effective on the date that each director is first elected, filed as Exhibit 10.18 to TriCo’S Annual Report on Form 10-K for the year ended December 31, 2003.

10.22*	Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of Dan Bailey, Craig Carney, Rick Miller, Richard O’Sullivan, Thomas Reddish, Ray Rios, and Richard Smith filed as Exhibit 10.21 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

21.1	Tri Counties Bank, a California banking corporation, TriCo Capital Trust I, a Delaware business trust, and TriCo Capital Trust II, a Delaware business trust, are the only subsidiaries of Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

*	Management contract or compensatory plan or arrangement
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRICO BANCSHARES (Registrant)
Date: November 9, 2010	/s/ Thomas J. Reddish
Thomas J. Reddish
Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)