Form 10-K
period 2010-12-31
TRICO BANCSHARES /
filed 2011-03-11
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
Commission File Number 0-10661
TriCo Bancshares
(Exact name of Registrant as specified in its charter)

California	94-2792841

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

63 Constitution Drive, Chico, California	95973

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:(530) 898-0300
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, without par value	Nasdaq Stock Market LLC

(Title of Class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐                    NO ☑
Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐                    NO ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑          NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐                    NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act (check one).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐                    NO ☑
The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of June 30, 2010, was approximately $197,007,000 (based on the closing sales price of the Registrant’s common stock on the date). This computation excludes a total of 4,223,599 shares that are beneficially owned by the officers and directors of Registrant who may be deemed to be the affiliates of Registrant under applicable rules of the Securities and Exchange Commission.
The number of shares outstanding of Registrant’s common stock, as of March 4, 2011, was 15,860,138 shares of common stock, without par value.
DOCUMENTS INCORPORATED BY REFERENCE
The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of TriCo Bancshares’ definitive proxy statement for the 2011 annual meeting of stockholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

FORWARD-LOOKING STATEMENTS
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements about TriCo Bancshares (the “Company”) for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. When you see any of the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions, these generally indicate that we are making forward-looking statements. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include those listed at Item 1A Risk Factors, in this report.

PART I
ITEM 1. BUSINESS
Information About TriCo Bancshares’ Business
TriCo Bancshares (the “Company”, “TriCo”, “we” or “our”) was incorporated in California on October 13, 1981. It was organized at the direction of the board of directors of Tri Counties Bank (the “Bank”) for the purpose of forming a bank holding company. On September 7, 1982, the shareholders of Tri Counties Bank became the shareholders of TriCo and Tri Counties Bank became a wholly owned subsidiary of TriCo. At that time, TriCo became a bank holding company subject to the supervision of the Board of Governors of the Federal Reserve System (“FRB”) under the Bank Holding Company Act of 1956, as amended. Tri Counties Bank remains subject to the supervision of the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”). On July 31, 2003, the Company formed a subsidiary business trust, TriCo Capital Trust I, to issue trust preferred securities. On June 22, 2004, the Company formed a subsidiary business trust, TriCo Capital Trust II, to issue additional trust preferred securities. See Note 8 in the financial statements at Item 8 of this report for a discussion about the Company’s issuance of trust preferred securities. Tri Counties Bank, TriCo Capital Trust I and TriCo Capital Trust II currently are the only subsidiaries of TriCo and TriCo is not conducting any business operations independent of Tri Counties Bank, TriCo Capital Trust I and TriCo Capital Trust II.
For financial reporting purposes, the financial statements of the Bank are consolidated into the financial statements of the Company. Historically, issuer trusts, such as TriCo Capital Trust I and TriCo Capital Trust II, that issued trust preferred securities have been consolidated by their parent companies and trust preferred securities have been treated as eligible for Tier 1 capital treatment by bank holding companies under FRB rules and regulations relating to minority interests in equity accounts of consolidated subsidiaries. Applying the provisions of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 810 “Consolidation”, the Company is no longer permitted to consolidate such issuer trusts beginning on December 31, 2003. The FRB permits trust preferred securities to be treated as Tier 1 up to a limit of 25% of Tier 1 capital.
Additional information concerning the Company can be found on our website at www.tcbk.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge through our website, www.tcbk.com, at Investor Relations—“SEC Filings” and “Annual Reports” as soon as reasonably practicable after the Company files these reports to the Securities and Exchange Commission. The information on our website is not incorporated into this annual report.
Business of Tri Counties Bank
Tri Counties Bank was incorporated as a California banking corporation on June 26, 1974, and received its certificate of authority to begin banking operations on March 11, 1975. Tri Counties Bank engages in the general commercial banking business in the California counties of Butte, Contra Costa, Del Norte, Fresno, Glenn, Kern, Lake, Lassen, Madera, Mendocino, Merced, Napa, Nevada, Placer, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare, Yolo and Yuba. Tri Counties Bank currently operates from 34 traditional branches and 27 in-store branches.
General Banking Services
The Bank conducts a commercial banking business including accepting demand, savings and time deposits and making commercial, real estate, and consumer loans. It also offers installment note collection, issues cashier’s checks, sells travelers checks and provides safe deposit boxes and other customary banking services. Brokerage services are provided at the Bank’s offices by the Bank’s association with Raymond James Financial Services, Inc., an independent financial services provider and broker-dealer. The Bank does not offer trust services or international banking services.

The Bank has emphasized retail banking since it opened. Most of the Bank’s customers are retail customers and small to medium-sized businesses. The Bank emphasizes serving the needs of local businesses, farmers and ranchers, retired individuals and wage earners. The majority of the Bank’s loans are direct loans made to individuals and businesses in northern and central California where its branches are located. At December 31, 2010, the total of the Bank’s consumer loans net of deferred fees outstanding was $395,771,000 (27.9%), the total of commercial loans outstanding was $143,413,000 (10.1%), and the total of real estate loans including construction loans of $44,916,000 was $880,387,000 (62.0%). The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment, inventory, accounts receivable and notes receivable secured by property as collateral for loans.
Most of the Bank’s deposits are attracted from individuals and business-related sources. No single person or group of persons provides a material portion of the Bank’s deposits, the loss of any one or more of which would have a materially adverse effect on the business of the Bank, nor is a material portion of the Bank’s loans concentrated within a single industry or group of related industries.
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
The Bank offers 24-hour ATMs at almost all branch locations. The 69 ATMs are linked to several national and regional networks such as CIRRUS and STAR. In addition, banking by telephone on a 24-hour toll-free number is available to all customers. This service allows a customer to obtain account balances and most recent transactions, transfer moneys between accounts, make loan payments, and obtain interest rate information.
In February 1998, the Bank became the first bank in the Northern Sacramento Valley to offer banking services on the Internet. This banking service provides customers one more tool for access to their accounts.
Purchase and Assumption of Certain Assets and Liabilities of Granite Bank
On May 28, 2010, the Bank acquired certain of the assets and assumed substantially all of the liabilities of Granite Community Bank, N.A., Granite Bay, California (“Granite Bank”), including substantially all the deposits from the FDIC, as receiver for Granite Bank. The acquisition was made pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC. Based upon a preliminary closing with the FDIC as of May 28, 2010, the Bank acquired $77.0 million in loans, $3.8 million in investment securities, and $22.2 million in cash and other assets, and assumed an estimated $94.8 million in deposits, $5.0 million in borrowings, and $0.1 million in other liabilities. The Bank paid no cash or other consideration to acquire Granite Bank. In connection with the Acquisition, the Bank entered into a loss-sharing agreement with the FDIC that covered approximately $89.3 million of Granite Bank’s assets. The Bank will share in the losses on the asset pools (loans, foreclosed loan collateral, and certain investment securities) covered under the loss-sharing agreement. Pursuant to the terms of the loss sharing agreement, the FDIC is obligated to reimburse the Bank for 80% of losses with respect to covered assets. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank under the loss sharing agreement. See Note 2 in the financial statements at Item 8 of this report for a discussion about this transaction.
Other Activities
The Bank may in the future engage in other businesses either directly or indirectly through subsidiaries acquired or formed by the Bank subject to regulatory constraints. See “Regulation and Supervision.”
Employees
At December 31, 2010, the Company and the Bank employed 749 persons, including seven executive officers. Full time equivalent employees were 680. No employees of the Company or the Bank are presently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are excellent.

Competition
The banking business in California generally, and in the Bank’s primary service area of Northern and Central California specifically, is highly competitive with respect to both loans and deposits. It is dominated by a relatively small number of national and regional banks with many offices operating over a wide geographic area. Among the advantages such major banks have over the Bank is their ability to finance wide ranging advertising campaigns and to allocate their investment assets to regions of high yield and demand. By virtue of their greater total capitalization such institutions have substantially higher lending limits than does the Bank.
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
Dodd-Frank Wall Street Reform and Consumer Protection Act
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act also creates a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect. Among the provisions that are likely to affect us are the following:
Holding Company Capital Requirements. The Dodd-Frank Act requires the FRB to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act also requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.
Deposit Insurance. The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective one year from the date of enactment, the Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

Corporate Governance. The Dodd-Frank Act will require publicly traded companies to give shareholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The new legislation also authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials. The Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. It also gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.
Prohibition Against Charter Conversions of Troubled Institutions. Effective one year after enactment, the Dodd-Frank Act prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days.
Interstate Branching. The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.
Limits on Derivatives. Effective 18 months after enactment, the Dodd-Frank Act prohibits state-chartered banks from engaging in derivatives transactions unless the loans to one borrower limits of the state in which the bank is chartered take into consideration credit exposure to derivatives transactions. For this purpose, derivative transaction includes any contract, agreement, swap, warrant, note or option that is based in whole or in part on the value of, any interest in, or any quantitative measure or the occurrence of any event relating to, one or more commodities securities, currencies, interest or other rates, indices or other assets.
Transactions with Affiliates and Insiders. Effective one year from the date of enactment, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated.
Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Regulatory Agencies
The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. As a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956 (the “BHC Act”), and is subject to supervision, regulation and inspection by the FRB. The Company is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the disclosure and regulatory requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934, each administered by the SEC. The Company is listed on the Nasdaq Global Select market (“Nasdaq”) under the trading symbol “TCBK” and is subject to the rules of Nasdaq for listed companies.
The Bank, as a state chartered bank, is subject to broad federal regulation and oversight extending to all its operations by the FDIC and to state regulation by the DFI.
The Company
The Company is a bank holding company. In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto. As a result of the Gramm-Bliley Act, which amended the BHC Act, bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Office of the Comptroller of the Currency (the “OCC”)) or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as determined solely by the FRB). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and agency, and making merchant banking investments.
If a bank holding company seeks to engage in the broader range of activities that are permitted under the BHC Act for financial holding companies, (i) all of its depository institution subsidiaries must be “well capitalized” and “well managed” and (ii) it must file a declaration with the FRB that it elects to be a financial holding company. A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the section captioned “Capital Adequacy and Prompt Corrective Action,” included elsewhere in this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. In addition, the subsidiary depository institution must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act. (See the section captioned “Consumer Protection Laws and Regulations” included elsewhere in this item.) The Company has not elected to become a financial holding company.
The BHC Act, the Federal Bank Merger Act, and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the FRB for the direct or indirect acquisition of more than 5 percent of the voting shares of a commercial bank or its parent holding company. Under the Federal Bank Merger Act, the prior approval of an acquiring bank’s primary federal regulator is required before it may merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance record under the Community Reinvestment Act, fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.
Safety and Soundness Standards
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) implemented certain specific restrictions on transactions and required the regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation, and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, the use of brokered deposits and the aggregate extension of credit by a depository institution to an executive officer, director, principal stockholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts.

Section 39 to the Federal Deposit Insurance Act requires the agencies to establish safety and soundness standards for insured financial institutions covering:
•	internal controls, information systems and internal audit systems;

•	loan documentation;

•	credit underwriting;

•	interest rate exposure;

•	asset growth;

•	compensation, fees and benefits;

•	asset quality, earnings and stock valuation; and

•	excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss.
If an agency determines that an institution fails to meet any standard established by the guidelines, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency. An institution must file a compliance plan within 30 days of a request to do so from the institution’s primary federal regulatory agency. The agencies may elect to initiate enforcement action in certain cases rather than rely on an existing plan particularly where failure to meet one or more of the standards could threaten the safe and sound operation of the institution.
Restrictions on Dividends and Distributions
A California corporation such as TriCo may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution. In the event sufficient retained earnings are not available for the proposed distribution, a California corporation may nevertheless make a distribution to its shareholders if, after giving effect to the distribution, the corporation’s assets equal at least 125 percent of its liabilities and certain other conditions are met. Since the 125 percent ratio is equivalent to a minimum capital ratio of 20 percent, most bank holding companies are unable to meet this last test and so must have sufficient retained earnings to fund a proposed distribution.
The primary source of funds for payment of dividends by TriCo to its shareholders will be the receipt of dividends and management fees from the Bank. TriCo’s ability to receive dividends from the Bank is limited by applicable state and federal law. Under Section 642 of the California Financial Code, funds available for cash dividend payments by a bank are restricted to the lesser of: (i) retained earnings; or (ii) the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period). However, under Section 643 of the California Financial Code, with the prior approval of the Commissioner of the DFI, a bank may pay cash dividends in an amount not to exceed the greatest of the: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) net income of the bank for its current fiscal year. However, if the DFI finds that the shareholders’ equity of the bank is not adequate or that the payment of a dividend would be unsafe or unsound, the Commissioner may order such bank not to pay a dividend to shareholders.
Additionally, under FDICIA, a bank may not make any capital distribution, including the payment of dividends, if after making such distribution the bank would be in any of the “undercapitalized” categories under the FDIC’s Prompt Corrective Action regulations. A bank is undercapitalized for this purpose if its leverage ratios, Tier 1 risk-based capital level and total risk-based capital ratio are not at least four percent, four percent and eight percent, respectively.
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

Source of Strength Doctrine
The Dodd-Frank Act requires a bank holding company to serve as a source of financial strength to its subsidiary banks. Under this “source of strength doctrine,” a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and to maintain resources and the capacity to raise capital that it can commit to its subsidiary banks. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment of deposits and to certain other indebtedness of such subsidiary banks. The BHC Act provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment. Furthermore, the FRB has the right to order a bank holding company to terminate any activity that the FRB believes is a serious risk to the financial safety, soundness or stability of any subsidiary bank.
Consumer Protection Laws and Regulations
The Company is subject to many federal consumer protection statues and regulations, some of which are discussed below.
The Community Reinvestment Act of 1977 is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. This act specifically directs the federal regulatory agencies to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound practices. This act further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the Community Reinvestment Act assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.”
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
The Fair Housing Act regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. The Home Mortgage Disclosure Act grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. This act also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.
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

USA Patriot Act of 2001
The USA Patriot Act was enacted in 2001 to combat money laundering and terrorist financing. The impact of the Patriot Act on financial institutions is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:
•	due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons,

•	standards for verifying customer identification at account opening,

•	rules to promote cooperation among financial institutions, regulators, and law enforcement entities to assist in the identification of parties that may be involved in terrorism or money laundering,

•	reports to be filed by non-financial trades and business with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000, and

•	the filing of suspicious activities reports by securities brokers and dealers if they believe a customer may be violating U.S. laws and regulations.
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
The FRB and the FDIC have adopted guidelines utilizing a risk-based capital structure. Qualifying capital is divided into two tiers. Tier 1 capital consists generally of common stockholders’ equity, qualifying noncumulative perpetual preferred stock, qualifying cumulative perpetual preferred stock (up to 25% of total Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. Tier 2 capital consists of, among other things, allowance for loan and lease losses up to 1.25% of weighted risk assets, other perpetual preferred stock, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, subordinated debt and intermediate-term preferred stock. Tier 2 capital qualifies as part of total capital up to a maximum of 100% of Tier 1 capital. Amounts in excess of these limits may be issued but are not included in the calculation of risk-based capital ratios. Under these risk-based capital guidelines, the Bank and the Company are required to maintain capital equal to at least 8% of its assets, of which at least 4% must be in the form of Tier 1 capital.
The guidelines also require the Company and the Bank to maintain a minimum leverage ratio of 4% of Tier 1 capital to total assets (the “leverage ratio”). The leverage ratio is determined by dividing an institution’s Tier 1 capital by its quarterly average total assets, less goodwill and certain other intangible assets. The leverage ratio constitutes a minimum requirement for the most well-run banking organizations. See Note 19 in the financial statements at Item 8 of this report for a discussion about the Company’s risk-based capital and leverage ratios.
Prompt Corrective Action
Prompt Corrective Action Regulations of the federal bank regulatory agencies establish five capital categories in descending order (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), assignment to which depends upon the institution’s total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio. Institutions classified in one of the three undercapitalized categories are subject to certain mandatory and discretionary supervisory actions, which include increased monitoring and review, implementation of capital restoration plans, asset growth restrictions, limitations upon expansion and new business activities, requirements to augment capital, restrictions upon deposit gathering and interest rates, replacement of senior executive officers and directors, and requiring divestiture or sale of the institution. The Bank has been classified as well-capitalized since adoption of these regulations.

Impact of Monetary Policies
Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and other borrowings, and the interest rate earned by banks on loans, securities and other interest-earning assets comprises the major source of banks’ earnings. Thus, the earnings and growth of banks are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by its open-market dealings in United States government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements and through adjustments to the discount rate applicable to borrowings by banks which are members of the FRB. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates. The nature and timing of any future changes in such policies and their impact on the Company cannot be predicted. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan loss charge-offs, thus adversely affecting the Company’s net earnings.
Premiums for Deposit Insurance
Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor. The Bank’s deposits are subject to FDIC deposit insurance assessments. In February of 2009, the FDIC revised its risk-based system for determining deposit insurance assessments. This assessment is based on the risk category of the institution. To determine the total base assessment rate, the FDIC first establishes an institution’s initial base assessment rate. This initial base assessment rate ranges, depending on the risk category of the institution, from 12 to 45 basis points. The FDIC then adjusts the initial base assessment based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate ranges from 7 to 77.5 basis points of the institution’s deposits.
In May of 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. As a result, the Bank’s expense for deposit insurance for the fiscal year ended December 31, 2009 includes approximately $933,000 for this emergency assessment which was levied as of June 30, 2009 and paid on September 30, 2009.
In November of 2009, the FDIC adopted an amendment to its assessment regulations to require insured institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of calendar 2009 and for all of the calendar years 2010, 2011 and 2012. The amount of the prepayment was generally determined based upon an institution’s assessment rate in effect on September 30, 2009, adjusted to reflect a 5% growth and as an assessment rate increase of three cents per $100 of deposits effective January 1, 2011. The Bank’s prepayment amount was $10,544,000.
The Dodd-Frank Act broadens the base for FDIC insurance assessments and requires the FDIC to revise its regulations so that deposit insurance assessments will be based on the average consolidated total assets less tangible equity capital of a financial institution. Assessment rates on this larger assessment base will initially range from 5 to 35 basis points. After potential adjustment for certain risk elements, the range will be 2.5 to 45 basis points.
On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was intended to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC (i) guaranteed, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provided unlimited FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying not more than 0.25% interest per annum and Interest on Lawyers Trust Accounts (“IOLTA”) accounts held at participating FDIC- insured institutions through December 31, 2010. The Dodd-Frank Act extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. On December 5, 2008, the Company elected to participate in both guarantee programs. As of December 31, 2010, the Company had issued no debt under the TLG Program.

Securities Laws
The Company is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended, which include filing annual, quarterly and other current reports with the Securities and Exchange Commission. The Sarbanes-Oxley Act was enacted in 2002 to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to securities laws. Among other things, this act:
•	prohibits a registered public accounting firm from performing specified nonaudit services contemporaneously with a mandatory audit,

•	requires the chief executive officer and chief financial officer of an issuer to certify each annual or quarterly report filed with the Securities and Exchange Commission,

•	requires an issuer to disclose all material off-balance sheet transactions that may have a material effect on an issuer’s financial status, and

•	prohibits insider transactions in an issuer’s stock during lock-out periods of an issuer’s pension plans.
The Company is also required to comply with the rules and regulations of The NASDAQ Stock Market, Inc., on which its common stock is listed.
Emergency Economic Stabilization Act
On October 3, 2008, Congress adopted the Emergency Economic Stabilization Act (“EESA”), including a Troubled Asset Relief Program (“TARP”). TARP gave the United States Treasury Department (“Treasury”) authority to deploy up to $700 billion into the financial system for the purpose of improving liquidity in capital markets. On October 14, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks and bank holding companies through a Capital Purchase Program.
The terms of Capital Purchase Program have potential advantages and disadvantages. The Board of Directors of the Company determined that it had adequate capital and that the Capital Purchase Program would not be in the Company’s best interests and therefore elected not to seek any capital investment from the Treasury.
ITEM 1A. RISK FACTORS
In analyzing whether to make or continue an investment in the Company, investors should consider, among other factors, the following:
Risks Related to the Nature and Geographic Area of Our Business
The economic downturn in the United States and in California in particular could hurt our profits.
The economies of the United States and California are experiencing an economic slowdown marked by increase unemployment and slower economic growth. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are in serious difficulty due to the lack of consumer spending, declines in the value of real estate and the lack of liquidity in the credit markets. Unemployment has increased significantly.
Since mid-2007, and through 2010, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.
Overall, during 2010, the business environment has been adverse for many households and businesses in California and the United States. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

Our business may be adversely affected by business conditions in Northern and Central California.
We conduct most of our business in Northern and Central California. As a result of this geographic concentration, our results are impacted by the difficult economic conditions in California. The current and on-going deterioration in the economic conditions in California could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows:
•	problem assets and foreclosures may increase,

•	demand for our products and services may decline,

•	low cost or non-interest bearing deposits may decrease, and

•	collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.
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
A significant majority of the loans in our portfolio are secured by real estate and the downturn in our real estate markets could hurt our business.
The downturn in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. As real estate prices decline, the value of real estate collateral securing our loans is reduced. As a result, our ability to recover on defaulted loans by foreclosing and selling the real estate collateral could then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2010, approximately 87.1% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real estate collateral is located in California. So if there is a significant further decline in real estate values in California, the collateral for our loans will provide less security. Real estate values could also be affected by, among other things, earthquakes and national disasters particular to California in particular. Any such downturn could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We depend on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.
Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of our senior management team of Messrs. Smith, O’Sullivan, Bailey, Reddish, Carney, Miller and Rios, who have expertise in banking and experience in the California markets we serve and have targeted for future expansion. We also depend upon a number of other key executives who are California natives or are long-time residents and who are integral to implementing our business plan. The loss of the services of any one of our senior executive management team or other key executives could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

Our previous results may not be indicative of our future results.
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
Recent health care legislation could increase our expenses or require us to pass further costs on to our employees, which could adversely affect our operations, financial condition and earnings.
Legislation enacted in 2010 requires companies to provide expanded health care coverage to their employees, such as affordable coverage to part-time employees and coverage to dependent adult children of employees. Companies will also be required to enroll new employees automatically into their health plans. Compliance with these and other new requirements of the health care legislation will increase our employee benefits expense, and may require us to pass these costs on to our employees, which could give us a competitive disadvantage in hiring and retaining qualified employees.
Market and Interest Rate Risk
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
Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. Although we have been successful in generating new loans during 2010, the continuation of historically low long-term interest rate levels may cause additional refinancing of commercial real estate and 1-4 family residence loans, which may depress our loan volumes or cause rates on loans to decline. In addition, an increase in the general level of short-term interest rates on variable rate loans may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations or reduce the amount they wish to borrow. Additionally, if short-term market rates rise, in order to retain existing deposit customers and attract new deposit customers we may need to increase rates we pay on deposit accounts. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business, financial condition, results of operations and cash flows.
Regulatory Risks
Recently enacted financial reform legislation will, among other things, create a new Consumer Financial Protection Bureau, tighten capital standards and result in new laws and regulations that are expected to increase our costs of operations.
On July 21, 2010, the President signed the Dodd-Frank Act. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.
Effective one year after the date of enactment is a provision for the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.
The Dodd-Frank Act will require publicly traded companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.
The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks such as the Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.
The Dodd-Frank Act requires minimum leverage (Tier 1) and risk based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities (unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets).
It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations. Regulations may prevent or impair our ability to pay dividends, engage in acquisitions or operate in other ways.
We are subject to extensive regulation, supervision and examination by the DFI, FDIC, and the FRB. See Item 1 — Regulation and Supervision of this report for information on the regulation and supervision which governs our activities. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to you, our investors, by restricting certain of our activities, such as:
•	the payment of dividends to our shareholders,

•	possible mergers with or acquisitions of or by other institutions,

•	desired investments,

•	loans and interest rates on loans,

•	interest rates paid on deposits,

•	the possible expansion of branch offices, and

•	the ability to provide securities or trust services.
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
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating additional expense for publicly-traded companies such as TriCo. The application of these laws, regulations and standard may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding management’s required assessment of its internal control over financial reporting and its external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, the members of our board of directors, members of our audit or compensation and management succession committees, our chief executive officer, our chief financial officer and certain other executive officers could face an increased risk of personal liability in connection with the performance of their duties. It may also become more difficult and more expensive to obtain director and officer liability insurance. As a result, our ability to attract and retain executive officers and qualified board and committee members could be more difficult.
We could be aversely affected by new regulations.
Federal and state governments and regulators could pass legislation and adopt policies responsive to current credit conditions that would have an adverse affect on the Company and its financial performance. For example, the Company could experience higher credit losses because of federal or state legislation or regulatory action that limits the Bank’s ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

We could face increased deposit insurance costs.
The FDIC insures deposits at FDIC insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. In February of 2009, the FDIC adopted regulations increasing insurance deposit assessments for all insured depository institutions and to change the deposit insurance assessment system to require riskier institutions to pay a larger share of assessments. In addition, the FDIC required insured depository institutions, including the Bank, to pay a special assessment to the FDIC’s Deposit Insurance Fund. If the Deposit Insurance Fund suffers further losses, the FDIC could further increase assessments rates or impose additional special assessments on the banking industry to replenish the Deposit Insurance Fund. The Company’s profitability could be reduced by any increase in assessment rates or special assessments.
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
In addition, to the extent that we acquire other banks in the future, our business may be negatively impacted by certain risks inherent with such acquisitions. These risks include:
•	incurring substantial expenses in pursuing potential acquisitions without completing such acquisitions,

•	losing key clients as a result of the change of ownership,

•	the acquired business not performing in accordance with our expectations,

•	difficulties arising in connection with the integration of the operations of the acquired business with our operations,

•	needing to make significant investments and infrastructure, controls, staff, emergency backup facilities or other critical business functions that become strained by our growth,

•	management needing to divert attention from other aspects of our business,

•	potentially losing key employees of the acquired business,

•	incurring unanticipated costs which could reduce our earnings per share,

•	assuming potential liabilities of the acquired company as a result of the acquisition, and

•	an acquisition may dilute our earnings per share, in both the short and long term, or it may reduce our tangible capital ratios.
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
Our decisions regarding the fair value of assets acquired from Granite, including the FDIC loss sharing assets, could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects.
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
Our ability to obtain reimbursement under the loss sharing agreement on covered assets purchased from the FDIC depends on our compliance with the terms of the loss sharing agreement.
We must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreement as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. Additionally, Management may decide to forgo loss share coverage on certain assets to allow greater flexibility over the management of certain assets. As of December 31, 2010, $60,148,000, or 2.8%, of the Company’s assets were covered by the aforementioned FDIC loss sharing agreements.
Risks Relating to Dividends and Our Common Stock
Our future ability to pay dividends is subject to restrictions.
Since we are a holding company with no significant assets other than the Bank, we currently depend upon dividends from the Bank for a substantial portion of our revenues. Our ability to continue to pay dividends in the future will continue to depend in large part upon our receipt of dividends or other capital distributions from the Bank. The ability of the Bank to pay dividends or make other capital distributions to us is subject to the restrictions in the California Financial Code and the regulatory authority of the DFI. As of December 31, 2010, the Bank could have paid $7,859,000 in dividends without the prior approval of the DFI. The amount that the Bank may pay in dividends is further restricted due to the fact that the Bank must maintain a certain minimum amount of capital to be considered a “well capitalized” institution as further described under Item 1 — Capital Requirements in this report.

From time to time, we may become a party to financing agreements or other contractual arrangements that have the effect of limiting or prohibiting us or the Bank from declaring or paying dividends. Our holding company expenses and obligations with respect to our trust preferred securities and corresponding junior subordinated deferrable interest debentures issued by us may limit or impair our ability to declare or pay dividends. Finally, our ability to pay dividends is also subject to the restrictions of the California Corporations Code. See “Regulation and Supervision — Restrictions on Dividends and Distributions”.
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
Various provisions of our articles of incorporation and bylaws could delay or prevent a third party from acquiring us, even if doing so might be beneficial to our shareholders. These provisions provide for, among other things:
•	specified actions that the Board of Directors shall or may take when an offer to merge, an offer to acquire all assets or a tender offer is received,

•	a shareholder rights plan which could deter a tender offer by requiring a potential acquiror to pay a substantial premium over the market price of our common stock,

•	advance notice requirements for proposals that can be acted upon at shareholder meetings, and

•	the authorization to issue preferred stock by action of the board of directors acting alone, thus without obtaining shareholder approval.
The Bank Holding Company Act of 1956, as amended, and the Change in Bank Control Act of 1978, as amended, together with federal regulations, require that, depending on the particular circumstances, either FRB approval must be obtained or notice must be furnished to the FRB and not disapproved prior to any person or entity acquiring “control” of a bank holding company such as TriCo. These provisions may prevent a merger or acquisition that would be attractive to shareholders and could limit the price investors would be willing to pay in the future for our common stock.
The amount of common stock owned by, and other compensation arrangements with, our officers and directors may make it more difficult to obtain shareholder approval of potential takeovers that they oppose.
As of March 4, 2011, directors and executive officers beneficially owned approximately 18.0% of our common stock and our ESOP owned approximately 8.1%. Agreements with our senior management also provide for significant payments under certain circumstances following a change in control. These compensation arrangements, together with the common stock and option ownership of our board of directors and management, could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals of us that our directors and officers oppose.
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
Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We continually review and analyze our internal control over financial reporting for Sarbanes-Oxley Section 404 compliance. As part of that process we may discover material weaknesses or significant deficiencies in our internal control as defined under standards adopted by the Public Company Accounting Oversight Board that require remediation. Material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected in a timely basis. Significant deficiency is a deficiency or combination of deficiencies, in internal control over financial reporting that is less severe than material weakness, yet important enough to merit attention by those responsible for the oversight of the Company’s financial reporting.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company is engaged in the banking business through 61 offices in 23 counties in Northern and Central California including ten offices in Shasta County, nine in Butte County, seven in Sacramento County, five in Placer County, four in Stanislaus County, three each in Siskiyou, Sutter and Kern Counties, two each in Glenn and Yolo Counties, and one each in Contra Costa, Del Norte, Fresno, Lake, Lassen, Madera, Mendocino, Merced, Napa, Nevada, Tehama, Tulare, and Yuba Counties. All offices are constructed and equipped to meet prescribed security requirements.
The Company owns eighteen branch office locations and three administrative buildings and leases forty-three branch office locations and one administrative facility. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance. The Company also owns one building and leases one building that it leases and sub-leases, respectively.
ITEM 3. LEGAL PROCEEDINGS
Neither the Company nor its subsidiaries, are party to any material pending legal proceeding, nor is their property the subject of any material pending legal proceeding, except routine legal proceedings arising in the ordinary course of their business. None of these proceedings is expected to have a material adverse impact upon the Company’s business, consolidated financial position or results of operations.
ITEM 4. RESERVED

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices and Dividends
The Company’s common stock is traded on the NASDAQ Global Select Market System (“NASDAQ”) under the symbol “TCBK.” The following table shows the high and the low closing sale prices for the common stock for each quarter in the past two years, as reported by NASDAQ:

	High	Low

2010:
Fourth quarter	$16.59	$14.21
Third quarter	$18.99	$13.46
Second quarter	$22.99	$16.93
First quarter	$20.73	$16.65

2009:
Fourth quarter	$17.42	$14.62
Third quarter	$17.69	$13.00
Second quarter	$17.74	$13.77
First quarter	$24.97	$10.71

As of March 4, 2011 there were approximately 1,573 shareholders of record of the Company’s common stock. On March 4, 2011, the closing sales price was $15.73.
The Company has paid cash dividends on its common stock in every quarter since March 1990, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, financial condition and capital requirements of the Company and the Bank. As of December 31, 2010, $7,859,000 was available for payment of dividends by the Company to its shareholders, under applicable laws and regulations. The Company paid cash dividends of $0.09 per common share in each of the quarters ended December 31, 2010, September 30, 2010 and June 30, 2010 and $0.13 per common share in each of the quarters ended March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009, and March 31, 2009.
Stock Repurchase Plan
The Company adopted a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. This plan has no stated expiration date for the repurchases. As of December 31, 2010, the Company had purchased 166,600 shares under this plan. The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth quarter of 2010:

			(c) Total number of
			shares purchased as	(d) Maximum number
			part of publicly	of shares that may yet
	(a) Total number	(b) Average price	announced plans or	be purchased under the
Period	of shares purchased	paid per share	programs	plans or programs

Oct. 1-31, 2010	—	—	—	333,400
Nov. 1-30, 2010	—	—	—	333,400
Dec. 1-31, 2010	—	—	—	333,400

Total	—	—	—	333,400

The following graph presents the cumulative total yearly shareholder return from investing $100 on December 31, 2005, in each of TriCo common stock, the Russell 3000 Index, and the SNL Western Bank Index. The SNL Western Bank Index compiled by SNL Financial includes banks located in California, Oregon, Washington, Montana, Hawaii and Alaska with market capitalization similar to that of TriCo’s. The amounts shown assume that any dividends were reinvested.
TriCo Bancshares

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

TriCo Bancshares	100.00	118.48	86.00	114.50	78.89	78.39
Russell 3000	100.00	115.71	121.66	76.27	97.89	114.46
SNL Western Bank	100.00	112.83	94.25	91.76	84.27	95.48
Equity Compensation Plans
The following table shows shares reserved for issuance for outstanding options, stock appreciation rights and warrants granted under our equity compensation plans as of December 31, 2010. All of our equity compensation plans have been approved by shareholders.

	(a)		(c) Number of securities
	Number of securities	(b)	remaining available for
	to be issued upon	Weighted average	issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans not approved by shareholders	—	—	—
Equity compensation plans approved by shareholders	1,425,185	$15.78	396,000

Total	1,425,185	$15.78	396,000

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in connection with our consolidated financial statements and the related notes located at Item 8 of this report.
TRICO BANCSHARES
Financial Summary
(in thousands, except per share amounts)

Year ended December 31,	2010	2009	2008	2007	2006

Interest income	$104,572	$112,333	$121,112	$127,268	$120,323
Interest expense	14,133	20,615	31,552	40,582	34,445

Net interest income	90,439	91,718	89,560	86,686	85,878
Provision for loan losses	37,458	31,450	20,950	3,032	1,289
Noninterest income	32,695	30,329	27,087	27,590	26,255
Noninterest expense	77,205	75,450	68,738	68,906	66,726

Income before income taxes	8,471	15,147	26,959	42,338	44,118
Provision for income taxes	2,466	5,185	10,161	16,645	17,288

Net income	$6,005	$9,962	$16,798	$25,693	$26,830

Earnings per share:
Basic	$0.38	$0.63	$1.07	$1.62	$1.70
Diluted	$0.37	$0.62	$1.05	$1.57	$1.64
Per share:
Dividends paid	$0.40	$0.52	$0.52	$0.52	$0.48
Book value at December 31	$12.64	$12.71	$12.56	$11.87	$10.69
Tangible book value at December 31	$11.62	$11.71	$11.54	$10.82	$9.60

Average common shares outstanding	15,860	15,783	15,771	15,898	15,812
Average diluted common shares outstanding	16,010	16,011	16,050	16,364	16,383
Shares outstanding at December 31	15,860	15,787	15,756	15,912	15,857

At December 31:
Loans, net	$1,377,000	$1,460,097	$1,563,259	$1,534,635	$1,492,965
Total assets	2,189,789	2,170,520	2,043,190	1,980,621	1,919,966
Total deposits	1,852,173	1,828,512	1,669,270	1,545,223	1,599,149
Debt financing and notes payable	62,020	66,753	102,005	116,126	39,911
Junior subordinated debt	41,238	41,238	41,238	41,238	41,238
Shareholders’ equity	200,397	200,649	197,932	188,878	169,436

Financial Ratios:

For the year:
Return on assets	0.27%	0.48%	0.85%	1.36%	1.44%
Return on equity	2.94%	4.89%	8.70%	14.20%	16.61%
Net interest margin[1]	4.45%	4.77%	4.96%	5.07%	5.14%
Net loan losses to average loans	2.07%	1.53%	0.69%	0.17%	0.04%
Efficiency ratio[1]	62.49%	61.53%	58.59%	59.86%	58.99%
Average equity to average assets	9.25%	9.73%	9.72%	9.55%	8.68%
At December 31:
Equity to assets	9.15%	9.24%	9.69%	9.54%	8.82%
Total capital to risk-adjusted assets	14.20%	13.36%	12.42%	11.90%	11.44%
Allowance for loan losses to loans	3.00%	2.37%	1.73%	1.12%	1.12%

[1]	Fully taxable equivalent

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company’s discussion and analysis of its financial condition and results of operations is intended to provide a better understanding of the significant changes and trends relating to the Company’s financial condition, results of operations, liquidity, interest rate sensitivity, off balance sheet arrangements and certain contractual obligations. The following discussion is based on the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. Please read the Company’s audited consolidated financial statements and the related notes included as Item 8 of this report.
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those that materially affect the financial statements and are related to the adequacy of the allowance for loan losses, investments, mortgage servicing rights, fair value measurements, retirement plans and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s policies related to estimates on the allowance for loan losses, other than temporary impairment of investments and impairment of intangible assets, can be found in Note 1 to the Company’s audited consolidated financial statements and the related notes included as Item 8 of this report.
As the Company has not commenced any business operations independent of the Bank, the following discussion pertains primarily to the Bank. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company. Within Management’s Discussion and Analysis of Financial Condition and Results of Operations, certain performance measures including interest income, net interest income, net interest yield, and efficiency ratio are generally presented on a fully tax-equivalent (FTE) basis. The Company believes the use of these non-generally accepted accounting principles (non-GAAP) measures provides additional clarity in assessing its results.
On May 28, 2010, the Office of the Comptroller of the Currency closed Granite Community Bank (“Granite”), Granite Bay, California and appointed the FDIC as receiver. That same date, the Bank assumed the banking operations of Granite from the FDIC under a whole bank purchase and assumption agreement with loss sharing. Under the terms of the loss sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, other real estate owned (OREO)/foreclosed assets and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on the covered assets acquired from Granite. The loss sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date. With this agreement, the Bank added one traditional bank branch in each of Granite Bay and Auburn, California. This acquisition is consistent with the Bank’s community banking expansion strategy and provides further opportunity to fill in the Bank’s market presence in the greater Sacramento, California market. The Company refers to loans and foreclosed assets that are covered by loss share agreements as “covered loans” and “covered foreclosed assets”, respectively. In addition, the Company refers to loans purchased or obtained in a business combination as “purchased credit impaired” (PCI) loans, or “purchased non-credit impaired” (PNCI) loans. The Company refers to loans that it originates as “originated” loans. As of December 31, 2010, the Company has no loans that it classifies as PNCI loans.
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
Following is a summary of the components of fully taxable equivalent (“FTE”) net income for the periods indicated (dollars in thousands):

	Year ended December 31,
	2010	2009	2008

Components of Net Income
Net interest income (FTE)	$90,852	$92,290	$90,237
Provision for loan losses	(37,458)	(31,450)	(20,950)
Noninterest income	32,695	30,329	27,087
Noninterest expense	(77,205)	(75,450)	(68,738)
Taxes (FTE)	(2,879)	(5,757)	(10,838)

Net income	$6,005	$9,962	$16,798

Net income per average fully-diluted share	$0.37	$0.62	$1.05
Net income as a percentage of average shareholders’ equity	2.94%	4.89%	8.70%
Net income as a percentage of average total assets	0.27%	0.48%	0.85%
Net Interest Income
The Company’s primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities.
Following is a summary of the Company’s net interest income for the periods indicated (dollars in thousands):

	Year ended December 31,
	2010	2009	2008

Components of Net Interest Income
Interest income	$104,572	$112,333	$121,112
Interest expense	(14,133)	(20,615)	(31,552)
FTE adjustment	413	572	677

Net interest income (FTE)	$90,852	$92,290	$90,237

Net interest margin (FTE)	4.45%	4.77%	4.96%
Net interest income (FTE) for the year ended December 31, 2010 was $90,852,000, a decrease of $1,438,000 or 1.6% compared to the year ended December 31, 2009. This decrease in net interest income was attributable to a change in the mix of interest-earning assets, with average loan balances decreasing and other categories of lower yielding assets increasing. The decrease in average loan balances was due to decreased loan demand and unfavorable credit risks associated with loans in the economic environment that persisted throughout 2010. While the Company was able to continue to lower interest-bearing liability rates, and thus interest expense, sufficiently to overcome the decrease in interest income due to decreases in the average yield on interest-earning assets during 2010, it was not sufficient to overcome the decrease in average loan balances during 2010. The “Yield” and “Volume/Rate” tables shown below are useful in illustrating and quantifying the developments that affected net interest income during 2010 and 2009.
Net interest income (FTE) for the year ended December 31, 2009 was $92,290,000, an increase of $2,053,000 or 2.3% compared to the year ended December 31, 2008. During 2009, the Company was able to decrease rates paid on deposits and other sources of funds, and at the same time significantly grow deposit balances. On the other hand, during 2009, it was difficult for the Company to deploy these increased low-cost deposit balances into relatively high-yielding loans and securities. The difficulty in deploying these increased funding sources was primarily due to decreased loan demand and unfavorable credit, liquidity, and interest rate risks associated with loans and securities in the economic environment that persisted throughout 2009. As such, much of the increase in deposit balances during 2009 was deployed into lower yielding short-term interest-earning balances at the Federal Reserve Bank. In the final analysis, the Company was able to lower interest-bearing liability rates, and thus interest expense, sufficiently to overcome the decrease in interest income that was due primarily to a decrease in the average yield on loans during 2009.

Summary of Average Balances, Yields/Rates and Interest Differential — Yield Tables
The following tables present, for the periods indicated, information regarding the Company’s consolidated average assets, liabilities and shareholders’ equity, the amounts of interest income from average earning assets and resulting yields, and the amount of interest expense paid on interest-bearing liabilities. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual loans only to the extent cash payments have been received and applied to interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the current statutory tax rate (dollars in thousands):

	Year ended December 31, 2010
	Average	Interest	Rates
	balance	income/expense	earned/paid

Assets
Loans	$1,464,606	$93,073	6.35%
Investment securities — taxable	263,059	10,039	3.82%
Investment securities — nontaxable	14,717	1,113	7.56%
Cash at Federal Reserve and other banks	296,970	760	0.26%

Total earning assets	2,039,352	104,985	5.15%

Other assets	169,290

Total assets	$2,208,642

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$384,077	2,242	0.58%
Savings deposits	552,104	2,277	0.41%
Time deposits	544,018	5,928	1.09%
Other borrowings	62,110	2,412	3.88%
Junior subordinated debt	41,238	1,274	3.09%

Total interest-bearing liabilities	1,583,547	14,133	0.89%

Noninterest-bearing demand	385,704
Other liabilities	35,196
Shareholders’ equity	204,195

Total liabilities and shareholders’ equity	$2,208,642

Net interest spread (1)			4.26%
Net interest income and interest margin (2)		$90,852	4.45%

	Year ended December 31, 2009
	Average	Interest	Rates
	balance	income/expense	earned/paid

Assets
Loans	$1,542,147	$99,996	6.48%
Investment securities — taxable	232,636	11,019	4.74%
Investment securities — nontaxable	20,782	1,558	7.50%
Cash at Federal Reserve and other banks	141,172	332	0.24%

Total earning assets	1,936,717	112,905	5.83%

Other assets	156,551

Total assets	$2,093,268

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$296,997	2,060	0.69%
Savings deposits	444,105	3,166	0.71%
Time deposits	637,480	12,665	1.99%
Other borrowings	73,121	1,221	1.67%
Junior subordinated debt	41,238	1,503	3.64%

Total interest-bearing liabilities	1,492,941	20,615	1.38%

Noninterest-bearing demand	359,693
Other liabilities	37,025
Shareholders’ equity	203,609

Total liabilities and shareholders’ equity	$2,093,268

Net interest spread (1)			4.45%
Net interest income and interest margin (2)		$92,290	4.77%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by dividing net interest income by total average earning assets.

	Year ended December 31, 2008
	Average	Interest	Rates
	balance	income/expense	earned/paid

Assets
Loans	$1,549,014	$107,896	6.97%
Investment securities — taxable	242,901	11,996	4.94%
Investment securities — nontaxable	24,983	1,863	7.46%
Cash at Federal Reserve and other banks	2,751	31	1.11%
Federal funds sold	144	3	2.08%

Total earning assets	1,819,793	121,789	6.69%

Other assets	166,413

Total assets	$1,986,206

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$225,872	771	0.34%
Savings deposits	384,261	4,759	1.24%
Time deposits	574,910	18,931	3.29%
Federal funds purchased	83,792	1,999	2.39%
Other borrowings	88,879	2,512	2.83%
Junior subordinated debt	41,238	2,580	6.26%

Total interest-bearing liabilities	1,398,952	31,552	2.26%

Noninterest-bearing demand	362,522
Other liabilities	31,613
Shareholders’ equity	193,119

Total liabilities and shareholders’ equity	$1,986,206

Net interest spread (1)			4.43%
Net interest income and interest margin (2)		$90,237	4.96%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by dividing net interest income by total average earning assets.
Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid — Volume/Rate Tables
The following table sets forth a summary of the changes in the Company’s interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The rate/volume variance has been included in the rate variance. Amounts are calculated on a fully taxable equivalent basis:

		2010 over 2009			2009 over 2008
		Yield/			Yield/
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Loans	$(5,028)	$(1,895)	$(6,923)	$(478)	$(7,422)	$(7,900)
Investment securities	1,210	(2,635)	(1,425)	(749)	(534)	(1,283)
Cash at Federal Reserve and other banks	31	397	428	31	270	301
Federal funds sold	—	—	—	(3)	—	(3)

Total	(3,787)	(4,133)	(7,920)	(1,199)	(7,685)	(8,884)

Increase (decrease) in interest expense:
Demand deposits (interest-bearing)	604	(422)	182	243	1,046	1,289
Savings deposits	770	(1,659)	(889)	741	(2,334)	(1,593)
Time deposits	(1,857)	(4,880)	(6,737)	2,060	(8,326)	(6,266)
Federal funds purchased	—	—	—	(1,999)	—	(1,999)
Junior subordinated debt	—	(229)	(229)	—	(1,077)	(1,077)
Other borrowings	(184)	1,375	1,191	(445)	(846)	(1,291)

Total	(667)	(5,815)	(6,482)	600	(11,537)	(10,937)

Increase (decrease) in net interest income	$(3,120)	$1,682	$(1,438)	$(1,799)	$3,852	$2,053

Provision for Loan Losses
The provision for loan losses was $37,458,000 and $31,450,000 for the years ended December 31, 2010, and 2009, respectively. The increases in the provision for loan losses for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily the result of changes in the make-up of the originated loan portfolio and the Bank’s loss factors related to the originated loan portfolio in reaction to increased losses in the construction, commercial real estate, commercial & industrial (C&I), home equity and auto indirect loan portfolios, and decreases in expected cash flows of certain PCI loan pools. Included in the provision for loan losses for the year ended December 31, 2010 is $1,608,000 related to PCI loans acquired in the Granite acquisition on May 28, 2010. Prior to May 28, 2010, the Company had no PCI loans.
In 2009, the Company provided $31,450,000 for loan losses compared to $20,950,000 in 2008. The increase in the provision for loan losses during 2009 was primarily the result of changes in the make-up of the loan portfolio and the Company’s loss factors in reaction to increased losses in the construction, commercial & industrial (C&I), home equity and auto indirect loan portfolios. Management re-evaluates its loss ratios and assumptions quarterly and makes changes as appropriate based upon, among other things, changes in loss rates experienced, collateral support for underlying loans, changes and trends in the economy, and changes in the loan mix.
Management re-evaluates its originated loan portfolio loss ratios and assumptions quarterly and makes changes as appropriate based upon, among other things, changes in loss rates experienced, collateral support for underlying loans, changes and trends in the economy, and changes in the loan mix. Management also re-evaluates expected cash flows for its PCI loan portfolio quarterly and makes changes as appropriate based upon, among other things, changes in loan repayment experience, changes in loss rates experienced, and collateral support for underlying loans.
The provision for loan losses related to originated loans is based on management’s evaluation of inherent risks in the originated loan portfolio and a corresponding analysis of the allowance for loan losses. The provision for loan losses related to PCI loans is based changes in estimated cash flows expected to be collected on PCI loans. Additional discussion on loan quality, our procedures to measure loan impairment, and the allowance for loan losses is provided under the heading Asset Quality and Non-Performing Assets below.
Noninterest Income
The following table summarizes the Company’s noninterest income for the periods indicated (dollars in thousands):

	Year ended December 31,
	2010	2009	2008
Components of Noninterest Income
Service charges on deposit accounts	$15,296	$16,080	$15,744
ATM fees and interchange	6,078	4,925	4,515
Other service fees	1,452	1,229	1,120
Mortgage banking service fees	1,303	1,140	1,036
Change in value of mortgage servicing rights	(1,029)	(552)	(1,860)
Gain on sale of loans	3,647	3,466	1,127
Commissions on sale of nondeposit investment products	1,209	1,632	2,069
Increase in cash value of life insurance	1,847	1,879	1,834
Change in indemnification asset	1,274	—	—
Gain (loss) on disposition of foreclosed assets	562	168	51
Legal settlement	400	—	—
Bargain purchase gain	232	—	—
Other noninterest income	424	362	1,451

Total noninterest income	$32,695	$30,329	$27,087

Noninterest income increased $2,366,000 (7.8%) to $32,695,000 in 2010. Service charges on deposit accounts were down $784,000 (4.9%) due to new overdraft regulations that became effective on July 1, 2010 and caused a decrease in non-sufficient funds fees. ATM fees and interchange income was up $1,153,000 (23.4%) due to increased customer point-of -sale transactions that are the result of incentives for such usage. Overall, mortgage banking activities, which includes mortgage banking servicing fees, change in value of mortgage servicing rights, and gain on sale of loans, accounted for $3,921,000 of noninterest income in the 2010 compared to $4,054,000 in

2009. Commissions on sale of nondeposit investment products decreased $423,000 (25.9%) in 2010 due to lower demand for investment products. The change in indemnification asset of $1,274,000 recorded in 2010 is primarily due to an increase in estimated loan losses from the loan portfolio and foreclosed assets acquired in the Granite acquisition on May 28, 2010, and the fact that such losses are generally “covered” at the rate of 80% by the FDIC. The actual increase in estimated losses is reflected in decreased interest income, increased provision for loan losses and/or increased provision for foreclosed asset losses. The May 28, 2010 acquisition of Granite added noninterest income totaling $1,586,000 through December 31, 2010 including change in indemnification asset of $1,274,000.
Noninterest income increased $3,242,000 (12.0%) to $30,329,000 in 2009. Service charges on deposit accounts were up $336,000 (2.1%) due primarily to increases in per item overdraft fees implemented during 2009. ATM fees and interchange, and other service fees were up $410,000 (9.1%) due to expansion of the Company’s ATM network and customer base. Overall, mortgage banking activities, which includes amortization of mortgage servicing rights, mortgage servicing fees, change in value of mortgage servicing rights, and gain on sale of loans, accounted for $4,054,000 of noninterest income in the 2009 compared to $303,000 in 2008. The increased contribution from mortgage banking activities was due to increased loan sales during 2009 and a significant decrease in the value of mortgage rights at the end of 2008. Commissions on sale of nondeposit investment products decreased $437,000 (21.1%) in 2009 due to decreased resources focused in that area and lesser demand for these products. Increase in cash value of life insurance increased $45,000 (2.5%) due to essentially unchanged earning rates on the related life insurance policies. Other noninterest income decreased $1,089,000 (75.1%) due primarily to decreases in deposit sweep income, official check float commission rebate, and lease brokerage income, and increased loss of disposal of fixed assets.
Noninterest Expense
The following table summarizes the Company’s other noninterest expense for the periods indicated (dollars in thousands):

	Year ended December 31,
	2010	2009	2008
Components of Noninterest Expense
Salaries and related benefits:
Base salaries, net of deferred loan origination costs	$28,255	$27,110	$25,374
Incentive compensation	1,844	2,792	2,860
Benefits and other compensation costs	10,006	9,908	9,878

Total salaries and related benefits	40,105	39,810	38,112

Other noninterest expense:
Equipment and data processing	6,652	6,516	6,405
Occupancy	5,717	5,096	4,929
Assessments	3,253	3,750	570
ATM network charges	1,851	2,433	2,081
Advertising	2,340	2,175	1,751
Professional fees	2,478	1,783	1,853
Telecommunications	1,817	1,689	1,914
Postage	1,037	991	930
Courier service	826	796	1,069
Foreclosed asset expense	625	491	158
Intangible amortization	307	328	523
Operational losses	394	314	577
Provision for foreclosed asset losses	1,522	220	—
Change in reserve for unfunded commitments	(1,000)	1,075	475
Other	9,281	7,983	7,391

Total other noninterest expenses	37,100	35,640	30,626

Total noninterest expense	$77,205	$75,450	$68,738

Average full time equivalent staff	667	641	636
Noninterest expense to revenue (FTE)	62.49%	61.53%	58.59%
Salary and benefit expenses increased $295,000 (0.7%) to $40,105,000 in 2010 compared to 2009. Base salaries increased $1,145,000 (4.2%) to $28,255,000 in 2010. The increase in base salaries was mainly due to 4.1% increase in average full time equivalent staff. Incentive and commission related salary expenses decreased $948,000 (34.0%) to $1,844,000 in 2010 due primarily to decreases in management bonuses and other incentives tied to net income. Benefits expense, including retirement, medical and workers’ compensation insurance, and taxes, increased $98,000 (1.0%) to $10,006,000 during 2010. Included in benefits expense in 2010 was $550,000 for expensing of employee stock options compared to $402,000 in 2009.
Salary and benefit expenses increased $1,698,000 (4.5%) to $39,810,000 in 2009 compared to 2008. Base salaries net of deferred loan origination costs increased $1,736,000 (6.8%) to $27,110,000 in 2009. The increase in base salaries was mainly due to an increase in average full time equivalent employees from 636 during 2008 to 641 during 2009, and annual salary increases. Incentive and commission related salary expenses decreased $68,000 (2.4%) to $2,792,000 in 2009. The decrease in incentive and commission expenses was due primarily to decreases in expenses related to performance based incentive programs. Benefits expense, including retirement, medical and workers’ compensation insurance, and taxes, increased $30,000 (0.3%) to $9,908,000 during 2009. Included in benefits expense in 2009 was $402,000 for expensing of employee stock options compared to $450,000 in 2008.
Other noninterest expenses increased $1,460,000 (4.1%) to $37,100,000 in 2010. Changes in the various categories of other noninterest expense are reflected in the table above. The changes are indicative of the economic environment which has lead to increases in professional loan collection expenses, provision for foreclosed asset losses, and foreclosed asset expenses. Occupancy and equipment expenses increased primarily due to four new branch openings, one each in the third and fourth quarters of 2009 and one each in the first and second quarters of 2010, and three branches and one admin facility acquired in the Granite acquisition on May 28, 2010. The May 28, 2010 acquisition of Granite added noninterest expenses totaling $2,078,000 through December 31, 2010 including salaries and benefits expense of $521,000 and provision for foreclosed asset losses of $625,000. Partially offsetting these increases was a $2,075,000 decrease in change in reserve for unfunded commitments due to a reduction in estimated usage of such commitments.
Other noninterest expenses increased $5,014,000 (16.4%) to $35,640,000 in 2009. Changes in the various categories of other noninterest expense are reflected in the table above. The changes are indicative of the Company’s efforts to use technology to become more efficient, the economic environment and increased regulatory assessments during 2009.
Income Taxes
The effective tax rate on income was 29.1%, 34.2%, and 37.7% in 2010, 2009, and 2008, respectively. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $543,000, $1,273,000, and $2,594,000, respectively, in these years. Tax-exempt income of $700,000, $986,000, and $1,187,000, respectively, from investment securities, and $1,847,000, $1,879,000, and $1,834,000, respectively, from increase in cash value of life insurance in these years helped to reduce the effective tax rate.
Financial Condition
Investment Securities
During 2010 the Company did not sell any investment securities. During 2010 the Company received proceeds from maturities of securities totaling $92,427,000, and used $156,348,000 to purchase securities. During 2009 the Company did not sell any investment securities. During 2009 the Company received proceeds from maturities of securities totaling $85,834,000, and used $29,396,000 to purchase securities. The following table shows the Company’s investment securities balances for the periods indicated:

	Year ended December 31,
	2010	2009	2008	2007	2006

(dollars in thousands)
Securities Available-for-sale:
Obligations of US government corporations and agencies	$264,181	$193,130	$242,977	$203,774	$164,128
Obligations of states and political subdivisions	12,541	17,953	22,665	27,648	33,233
Corporate bonds	549	539	919	1,005	1,000

Total investment securities	$277,271	$211,622	$266,561	$232,427	$198,361

Restricted Equity Securities
Restricted equity securities were $9,133,000 at December 31, 2010 and $9,274,000 at December 31, 2009. The entire balance of restricted equity securities at December 31, 2010 and December 31, 2009 represent the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”). The decrease of $141,000 is attributable to the redemption of $735,000 and $102,000 of FHLB and Federal Reserve Bank stock, respectively, offset in part by the purchase of $594,000 and $102,000 of FHLB stock and Federal Reserve Bank stock, respectively, via the FDIC-assisted acquisition of Granite.
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
Loans
The Bank concentrates its lending activities in four principal areas: real estate mortgage loans (residential and commercial loans), consumer loans, commercial loans (including agricultural loans), and real estate construction loans. At December 31, 2010, these four categories accounted for approximately 59%, 28%, 10%, and 3% of the Bank’s loan portfolio, respectively, as compared to 56%, 29%, 11%, and 4%, at December 31, 2009. The interest rates charged for the loans made by the Bank vary with the degree of risk, the size and maturity of the loans, the borrower’s relationship with the Bank and prevailing money market rates indicative of the Bank’s cost of funds.
The majority of the Bank’s loans are direct loans made to individuals, farmers and local businesses. The Bank relies substantially on local promotional activity and personal contacts by bank officers, directors and employees to compete with other financial institutions. The Bank makes loans to borrowers whose applications include a sound purpose, a viable repayment source and a plan of repayment established at inception and generally backed by a secondary source of repayment.
In connection with the FDIC-assisted acquisition of certain of the assets and liability of Granite, the Bank entered into a loss-sharing agreement with the FDIC that covered approximately $85 million of Granite’s assets. The Bank shares in the losses on the asset pools (loans, and foreclosed loan collateral) covered under the loss-sharing agreement. Pursuant to the terms of the loss sharing agreement, the FDIC is obligated to reimburse the Bank for 80% of losses with respect to covered assets. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank under the loss sharing agreement. We refer to the loans covered by the loss sharing agreement as “covered loans.” We referred to our loans that are not covered by the loss-sharing agreement as “noncovered loans.” In addition, we refer to loans purchased or obtained in a business combination as “purchased credit impaired” (PCI) loans, or “purchased non-credit impaired” (PNCI) loans. The Company refers to loans that it originates as “originated” loans. As of December 31, 2010, the Company has no loans that it classifies as PNCI loans.
At December 31, 2010 loans, including net deferred loan costs, totaled $1,419,571,000 which was a 5.1% ($75,999,000) decrease over the balances at the end of 2009. Demand for commercial real estate (real estate mortgage) loans was weak during 2010. Demand for home equity loans and lines of credit was weak to modest during 2010. Real estate construction loans declined during 2010 as did auto dealer loans.

At December 31, 2009 loans, including net deferred loan costs, totaled $1,495,570,000 which was a 6.0% ($95,279,000) decrease over the balances at the end of 2008. Demand for commercial real estate (real estate mortgage) loans was relatively strong during 2009. Demand for home equity loans and lines of credit was modest during 2009. Real estate construction loans declined during 2009 as did auto dealer loans. The average loan-to-deposit ratio in 2009 was 88.7% compared to 100.1% in 2008.
Loan Portfolio Composite
The following table shows the Company’s loan balances, including net deferred loan costs, for the periods indicated:

	Year ended December 31,
(dollars in thousands)	2010	2009	2008	2007	2006

Real estate mortgage	$835,471	$844,053	$839,687	$761,331	$747,172
Consumer	395,771	428,722	477,435	489,982	474,650
Commercial	143,413	164,094	190,295	165,334	152,470
Real estate construction	44,916	58,701	83,432	135,319	135,587

Total loans	$1,419,571	$1,495,570	$1,590,849	$1,551,966	$1,509,879

The following table shows the Company’s loan balances, including net deferred loan costs, as a percentage of total loans for the periods indicated:

	Year ended December 31,
(dollars in thousands)	2010	2009	2008	2007	2006

Real estate mortgage	58.8%	56.4%	52.8%	49.1%	49.5%
Consumer	27.9%	28.7%	30.0%	31.6%	31.4%
Commercial	10.1%	11.0%	12.0%	10.7%	10.1%
Real estate construction	3.2%	3.9%	5.2%	8.7%	9.0%

Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

Asset Quality and Nonperforming Assets
Nonperforming Assets
Loans originated by the Company, i.e., not purchased or acquired in a business combination, are reported at the principal amount outstanding, net of deferred loan fees and costs. Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loan’s yield over the actual life of the loan. Originated loans on which the accrual of interest has been discontinued are designated as nonaccrual loans.
Originated loans are placed in nonaccrual status when reasonable doubt exists as to the full, timely collection of interest or principal, or a loan becomes contractually past due by 90 days or more with respect to interest or principal and is not well secured and in the process of collection. When an originated loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of Management, the loan is estimated to be fully collectible as to both principal and interest.
An allowance for loan losses for originated loans is established through a provision for loan losses charged to expense. Originated loans and deposit related overdrafts are charged against the allowance for loan losses when Management believes that the collectability of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. The allowance is an amount that Management believes will be adequate to absorb probable losses inherent in existing loans and leases, based on evaluations of the collectability, impairment and prior loss experience of loans and leases. The evaluations take into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. The Company defines an originated loan as impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired originated loans are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.
In situations related to originated loans where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession for other than an insignificant period of time to the borrower that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR). The Company strives to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where the Company grants the borrower new terms that provide for a reduction of either interest or principal, the Company measures any impairment on the restructuring as noted above for impaired loans. TDR loans are classified as impaired until they are fully paid off or charged off. Loans that are in nonaccrual status at the time they become TDR loans, remain in nonaccrual status until the borrower demonstrates a sustained period of performance which the Company generally believes to be six consecutive months of payments, or equivalent. Otherwise, TDR loans are subject to the same nonaccrual and charge-off policies as noted above with respect to their restructured principal balance.
Credit risk is inherent in the business of lending. As a result, the Company maintains an allowance for loan losses to absorb losses inherent in the Company’s originated loan portfolio. This is maintained through periodic charges to earnings. These charges are included in the Consolidated Income Statements as provision for loan losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance. However, for a variety of reasons, not all losses are immediately known to the Company and, of those that are known, the full extent of the loss may not be quantifiable at that point in time. The balance of the Company’s allowance for originated loan losses is meant to be an estimate of these unknown but probable losses inherent in the portfolio.
The Company formally assesses the adequacy of the allowance for originated loan losses on a quarterly basis. Determination of the adequacy is based on ongoing assessments of the probable risk in the outstanding originated loan portfolio, and to a lesser extent the Company’s originated loan commitments. These assessments include the periodic re-grading of credits based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment, growth of the portfolio as a whole or by segment, and other factors as warranted. Loans are initially graded when originated. They are re-graded as they are renewed, when there is a new loan to the same borrower, when identified facts demonstrate heightened risk of nonpayment, or if they become delinquent. Re-grading of larger problem loans occurs at least quarterly. Confirmation of the quality of the grading process is obtained by independent credit reviews conducted by consultants specifically hired for this purpose and by various bank regulatory agencies.
The Company’s method for assessing the appropriateness of the allowance for originated loan losses includes specific allowances for impaired originated loans and leases, formula allowance factors for pools of credits, and allowances for changing environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowance factors for loan pools are based on historical loss experience by product type. Allowances for impaired loans are based on analysis of individual credits. Allowances for changing environmental factors are Management’s best estimate of the probable impact these changes have had on the originated loan portfolio as a whole. The allowance for originated loans is included in the allowance for loan losses.
Acquired loans are valued as of acquisition date in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 805, Business Combinations. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are referred to as purchased credit impaired (PCI) loans. PCI loans are accounted for under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In addition, because of the significant credit discounts associated with the loans acquired in the Granite acquisition, the Company elected to account for all loans acquired in the Granite acquisition under FASB ASC Topic 310-30, and classify them all as PCI loans. Under FASB ASC Topic 805 and FASB ASC Topic 310-30, PCI loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date. Fair value is defined as the present value of the future estimated principal and interest payments of the loan, with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The difference between contractual future payments and estimated future payments is referred to as the nonaccretable difference. The difference between estimated future payments and the present value of the estimated future payments is referred to as the accretable yield. The accretable yield represents the amount that is expected to be recorded as interest income over the remaining life of the loan. If after acquisition, the Company determines that the future cash flows of a PCI loan are expected to be more than the originally estimated, an increase in the discount rate (effective yield) would be made such that the newly increased accretable yield would be recognized, on a level yield basis, over the remaining estimated life of the loan. If after acquisition, the Company determines that the future cash flows of a PCI loan are expected to be less than the previously estimated, the discount rate would first be reduced until the present value of the reduced cash flow estimate equals the previous present value however, the discount rate may not be lowered below its original level. If the discount rate has been lowered to its original level and the present value has not been sufficiently lowered, an allowance for loan loss would be established through a provision for loan losses charged to expense to decrease the present value to the required level. If the estimated cash flows improve after an allowance has been established for a loan, the allowance may be partially or fully reversed depending on the improvement in the estimated cash flows. Only after the allowance has been fully reversed may the discount rate be increased. PCI loans are put on nonaccrual status when cash flows cannot be reasonably estimated. PCI loans are charged off when evidence suggests cash flows are not recoverable. Foreclosed assets from PCI loans are recorded in foreclosed assets at fair value with the fair value at time of foreclosure representing cash flow from the loan. ASC 310-30 allows PCI loans with similar risk characteristics and acquisition time frame to be “pooled” and have their cash flows aggregated as if they were one loan.
Loans are also categorized as “covered” or “noncovered”. Covered loans refer to loans covered by a Federal Deposit Insurance Corporation (“FDIC”) loss sharing agreement. Noncovered loans refer to loans not covered by a Federal Deposit Insurance Corporation (“FDIC”) loss sharing agreement.
Originated loans are reviewed on an individual basis for reclassification to nonaccrual status when any one of the following occurs: the loan becomes 90 days past due as to interest or principal, the full and timely collection of additional interest or principal becomes uncertain, the loan is classified as doubtful by internal credit review or bank regulatory agencies, a portion of the principal balance has been charged off, or the Company takes possession of the collateral. Loans that are placed on nonaccrual even though the borrowers continue to repay the loans as scheduled are classified as “performing nonaccrual” and are included in total nonperforming loans. The reclassification of loans as nonaccrual does not necessarily reflect Management’s judgment as to whether they are collectible.
Interest income on originated nonaccrual loans that would have been recognized during the years ended December 31, 2010 and 2009, if all such loans had been current in accordance with their original terms, totaled $5,169,000 and $4,725,000, respectively. Interest income actually recognized on these originated loans during the years ended December 31, 2010 and 2009 was $1,956,000 and $1,770,000, respectively.
The Company’s policy is to place originated loans 90 days or more past due on nonaccrual status. In some instances when an originated loan is 90 days past due Management does not place it on nonaccrual status because the loan is well secured and in the process of collection. A loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 30 days. Loans where the collateral has been repossessed are classified as foreclosed assets.
Management considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans. Alternatives that are considered are foreclosure, collecting on guarantees, restructuring the loan or collection lawsuits.

The following tables set forth the amount of the Bank’s nonperforming assets as of the dates indicated. For purposes of the following table, PCI loans that are ninety days past and still accruing are not considered nonperforming loans:

	Year ended December 31,
(dollars in thousands)	2010	2009	2008	2007	2006

Performing nonaccrual loans	$36,518	$22,870	$22,600	$9,098	$10,255
Nonperforming nonaccrual loans	39,224	26,301	9,994	4,227	561

Total nonaccrual loans	75,742	49,171	32,594	13,325	10,816
Originated loans 90 days past due and still accruing	245	700	187	—	68

Total nonperforming loans	75,987	49,871	32,781	13,325	10,884
Noncovered foreclosed assets	5,000	3,726	1,185	187	—
Covered foreclosed assets	4,913	—	—	—	—

Total nonperforming assets	$85,900	$53,597	$33,966	$13,512	$10,884

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$3,937	$4,975	$5,256	$5,814	$6,372
Indemnified portion of covered foreclosed assets	$3,930	—	—	—	—
PCI loans 90 days past due and still accruing	$3,553	—	—	—	—

Nonperforming assets to total assets	3.92%	2.24%	1.41%	0.39%	0.24%
Nonperforming loans to total loans	5.35%	2.99%	1.73%	0.48%	0.30%
Allowance for loan losses to nonperforming loans	56%	79%	100%	231%	375%
The following table shows the activity in the balance of nonperforming assets for the year ended December 31, 2010:

	Balance at		Advances/	Pay-		Transfers to		Balance at
	December 31,	New	Capitalized	downs	Charge-offs/	Foreclosed	Category	December 31,
(dollars in thousands):	2010	NPA	Costs	/Sales	Write-downs	Assets	Changes	2009
Real estate mortgage:
Residential	$11,771	$10,077	$11	$(519)	$(1,498)	$(1,495)	$(30)	$5,225
Commercial	38,925	35,112	223	(10,398)	(8,281)	(847)	3,971	19,145
Consumer
Home equity lines	10,604	16,536	172	(1,625)	(11,221)	(554)	—	7,296
Home equity loans	701	1,420	9	(48)	(1,339)	—	—	659
Auto indirect	1,296	2,209	16	(1,502)	(1,403)	—	(11)	1,987
Other consumer	83	1,651	18	(114)	(1,687)	—	—	215
Commercial	4,618	8,084	34	(2,286)	(3,539)	(636)	(235)	3,196
Construction:
Residential	7,117	11,714	145	(5,163)	(4,666)	(2,336)	(3,117)	10,540
Commercial	872	643	—	(238)	(94)	(469)	(578)	1,608

Total nonperforming loans	75,987	87,446	628	(21,893)	(33,728)	(6,337)	—	49,871
Noncovered foreclosed assets	5,000	—	139	(4,305)	(897)	6,337	—	3,726
Covered foreclosed assets	4,913	4,629	—	(305)	(625)	1,214	—	—

Total nonperforming assets	$85,900	$92,075	$767	$(26,503)	$(35,250)	$1,214	$—	$53,597

The following tables and narratives describe the activity in the balance of nonperforming assets during each of the three-month periods ending March 31, June 30, September 30, and December 31, 2010. These tables and narratives are presented in chronological order:
Changes in nonperforming assets during the three months ended March 31, 2010

	Balance at		Advances/	Pay-		Transfers to		Balance at
	March 31,	New	Capitalized	downs	Charge-offs/	Foreclosed	Category	December 31,
(dollars in thousands):	2010	NPA	Costs	/Sales	Write-downs	Assets	Changes	2009
Real estate mortgage:
Residential	$5,563	$1,483	$7	$—	$(455)	$(697)	$—	$5,225
Commercial	35,808	20,533	—	(1,303)	(2,567)	—	—	19,145
Consumer
Home equity lines	10,329	5,636	111	(472)	(2,242)	—	—	7,296
Home equity loans	457	214	—	(8)	(408)	—	—	659
Auto indirect	1,742	776	4	(499)	(526)	—	—	1,987
Other consumer	211	348	3	(15)	(340)	—	—	215
Commercial	3,260	968	—	(378)	(526)	—	—	3,196
Construction:
Residential	11,160	4,198	23	(1,515)	(1,037)	(1,049)	—	10,540
Commercial	1,755	443	—	—	—	(296)	—	1,608

Total nonperforming loans	70,285	34,599	148	(4,190)	(8,101)	(2,042)	—	49,871
Noncovered foreclosed assets	5,579	—	4	(193)	—	2,042	—	3,726
Covered foreclosed assets	—	—	—	—	—	—	—	—

Total nonperforming assets	$75,864	$34,599	$152	$(4,383)	$(8,101)	$—	$—	$53,597

Nonperforming assets increased during the first quarter of 2010 by $22,267,000 (41.6%) to $75,864,000 at March 31, 2010 compared to $53,597,000 at December 31, 2009. The increase in nonperforming assets during the first quarter of 2010 was primarily the result of new nonperforming loans of $34,599,000, advances on existing nonperforming loans and capitalized costs on foreclosed assets of $152,000, less pay-downs or upgrades of nonperforming loans to performing status totaling $4,190,000, less dispositions of foreclosed assets totaling $193,000, and less loan charge-offs of $8,101,000.
The primary causes of the $34,599,000 in new nonperforming loans during the first quarter of 2010 were increases of $1,483,000 on seven residential real estate loans, $20,533,000 on 18 commercial real estate loans, $5,636,000 on 67 home equity lines and loans, $776,000 on 68 indirect auto loans, $968,000 on 30 C&I loans, $4,641,000 on six construction loans.
The $20,533,000 in new nonperforming commercial real estate loans was primarily made up of five loans totaling $8,727,000 secured by commercial warehouse properties in central California, three commercial office building loans in northern California totaling $4,171,000, a commercial office building loan in central California in the amount of $1,830,000, a commercial retail building loan in northern California for $2,868,000, and a $2,692,000 multifamily residential property loan in northern California. Related charge-offs are discussed below.
The $4,641,000 in new nonperforming construction loans consisted primarily two loans in the amount of $2,460,000 secured by commercial warehouse property in central California, a $180,000 loan secured by commercial land development property in central California, and a $435,000 SFR construction loan in northern California. Related charge-offs are discussed below.
The $968,000 in new nonperforming C&I loans was primarily made up of a two asset-based loans secured by accounts receivable and inventory in central California for a total of $319,000. Related charge-offs are discussed below.
Loan charge-offs during the three months ended March 31, 2010
In the first quarter of 2010, the Company recorded $8,101,000 in loan charge-offs less $468,000 in recoveries resulting in $7,633,000 of net loan charge-offs. Primary causes of the charges taken in the first quarter of 2010 were gross charge-offs of $455,000 on five residential real estate loans, $2,567,000 on eight commercial real estate loans, $2,650,000 on 42 home equity lines and loans, $526,000 on 91 auto indirect loans, $340,000 on other consumer loans and overdrafts, $526,000 on 20 C&I loans, and $1,037,000 on six residential construction loans.

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
Changes in nonperforming assets during the three months ended June 30, 2010

	Balance at		Advances/	Pay-		Transfers to		Balance at
	June 30,	New	Capitalized	downs	Charge-offs/	Foreclosed	Category	March 31,
(dollars in thousands):	2010	NPA	Costs	/Sales	Write-downs	Assets	Changes	2010
Real estate mortgage:
Residential	$7,087	$2,079	$—	$(33)	$(293)	$(229)	$—	$5,563
Commercial	35,370	3,361	1	(2,223)	(1,497)	(80)	—	35,808
Consumer
Home equity lines	9,874	3,007	34	(401)	(3,095)	—	—	10,329
Home equity loans	959	817	—	(12)	(303)	—	—	457
Auto indirect	1,693	740	2	(454)	(337)	—	—	1,742
Other consumer	190	556	2	(36)	(543)	—	—	211
Commercial	3,168	922	—	(479)	(535)	—	—	3,260
Construction:
Residential	12,631	4,627	122	(371)	(1,782)	(1,125)	—	11,160
Commercial	1,737	200	—	(6)	(39)	(173)	—	1,755

Total nonperforming loans	72,709	16,309	161	(4,105)	(8,424)	(1,607)	—	70,285
Noncovered foreclosed assets	5,621	—	134	(1,644)	(55)	1607	—	5,579
Covered foreclosed assets	4,324	4,629	—	(305)	—	—	—	—

Total nonperforming assets	$82,654	$20,938	$295	$(5,964)	$(8,479)	—	$—	$75,864

Nonperforming assets increased during the second quarter of 2010 by $6,790,000 (9.0%) to $82,654,000 at June 30, 2010 compared to $75,864,000 at March 31, 2010. The increase in nonperforming assets during the second quarter of 2010 was primarily the result of new nonperforming loans of $16,309,000, foreclosed assets of $4,629,000 acquired via the Granite acquisition on May 28, 2010, advances on existing nonperforming loans and capitalized costs on foreclosed assets of $295,000, less pay-downs and upgrades of nonperforming loans to performing status totaling $4,105,000, less disposition of foreclosed assets totaling $1,949,000, less loan charge-offs of $8,424,000, and less foreclosed asset write-downs off $55,000.
The primary causes of the $16,309,000 in new nonperforming loans during the second quarter of 2010 were increases of $2,079,000 on 12 residential real estate loans, $3,361,000 on 6 commercial real estate loans, $3,824,000 on 51 home equity lines and loans, $740,000 on 56 indirect auto loans, $556,000 on 31 other consumer loans, $922,000 on 18 C&I loans, $4,627,000 on 5 residential construction loans, and $200,000 on 1 commercial construction loan.
The $3,361,000 in new nonperforming commercial real estate loans was primarily made up of 2 loans totaling $2,717,000 secured by commercial office buildings in central California, 1 commercial warehouse loan in northern California totaling $307,000, and a condo loan in northern California in the amount of $243,000. These increases were offset by pay-downs or upgrades of $2,223,000 in commercial real estate loans. These pay-downs or upgrades were primarily made up of 2 Multi-family loans on the same property in northern California totaling $1,419,000, and $350,000 on 1 loan secured by agricultural land. Related charge-offs are discussed below.

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
Loan charge-offs during the three months ended June 30, 2010
In the second quarter of 2010, the Company recorded $8,424,000 in loan charge-offs less $514,000 in recoveries resulting in $7,910,000 of net loan charge-offs. Primary causes of the charges taken in the second quarter of 2010 were gross charge-offs of $293,000 on 5 residential real estate loans, $1,497,000 on 4 commercial real estate loans, $3,398,000 on 67 home equity lines and loans, $337,000 on 73 auto indirect loans, $543,000 on other consumer loans and overdrafts, $535,000 on 20 C&I loans, and $1,782,000 on 7 residential construction loans.
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
Changes in nonperforming assets during the three months ended September 30, 2010

	Balance at		Advances/	Pay-		Transfers to		Balance at
	September 30,	New	Capitalized	downs	Charge-offs/	Foreclosed	Category	June 30,
(dollars in thousands):	2010	NPA	Costs	/Sales	Write-downs	Assets	Changes	2010
Real estate mortgage:
Residential	$12,139	$5,800	$3	$(159)	$(199)	$(363)	$(30)	$7,087
Commercial	43,999	10,157	12	(845)	(3,899)	(767)	3,971	35,370
Consumer
Home equity lines	11,493	5,046	20	(534)	(2,642)	(271)	—	9,874
Home equity loans	876	301	8	(24)	(368)	—	—	959
Auto indirect	1,461	363	7	(293)	(298)	—	(11)	1,693
Other consumer	159	432	13	(22)	(454)	—	—	190
Commercial	5,703	5,582	34	(451)	(1,759)	(636)	(235)	3,168
Construction:
Residential	8,265	2,467	—	(2,227)	(1,489)	—	(3,117)	12,631
Commercial	888	—		(216)	(55)	—	(578)	1,737

Total nonperforming loans	84,983	30,148	97	(4,771)	(11,163)	(2,037)	—	72,709
Noncovered foreclosed assets	6,853	—	—	(300)	(505)	2,037	—	5,621
Covered foreclosed assets	4,319	—	—	—	(625)	620	—	4,324

Total nonperforming assets	$96,155	$30,148	$97	$(5,071)	$(12,293)	$620	$—	$82,654

Nonperforming assets increased during the third quarter of 2010 by $13,501,000 (16.3%) to $96,155,000 compared to $82,654,000 at June 30, 2010. The increase in nonperforming assets during the third quarter of 2010 was primarily the result of new nonperforming loans of $30,148,000, advances on existing nonperforming loans and capitalized costs on foreclosed assets of $97,000, transfers of PCI loans totaling $620,000 to covered foreclosed assets, less pay-downs and upgrades of nonperforming loans to performing status totaling $4,771,000, less disposition of foreclosed assets totaling $300,000, less loan charge-offs of $11,163,000, less foreclosed asset write-downs of $1,130,000.
The primary causes of the $30,148,000 in new nonperforming loans during the third quarter of 2010 were increases of $5,800,000 on 23 residential real estate loans, $10,157,000 on 15 commercial mortgage loans, $5,347,000 on 53 home equity lines and loans, $363,000 on 41 indirect auto loans, $96,000 on 26 other consumer loans, $5,582,000 on 29 C&I loans, and $2,467,000 on 5 residential construction loans.

The $10,157,000 in new nonperforming commercial mortgage loans was primarily made up of a loan totaling $299,000 secured by a single family residence in northern California, a $401,000 loan secured by an office building in central California, a $3,151,000 loan secured by a commercial retail building in northern California, a $2,170,000 commercial warehouse loan in northern California, a $319,000 loan secured by a restaurant in northern California, and three loans secured by both a car wash and commercial land in northern California in the amount of $3,091,000. These increases were offset by pay-downs or upgrades of $591,000 in commercial mortgage loans spread across 31 loans throughout the company’s footprint as well as the transfer to foreclosed assets of $602,000 for two loans secured by single family residences in central California. Related charge-offs are discussed below.
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
Loan charge-offs during the three months ended September 30, 2010
In the third quarter of 2010, the Company recorded $11,163,000 in loan charge-offs less $689,000 in recoveries resulting in $10,474,000 of net loan charge-offs. Primary causes of the charges taken in the third quarter of 2010 were gross charge-offs of $199,000 on 4 residential real estate loans, $3,899,000 on 13 commercial mortgage loans, $3,010,000 on 51 home equity lines and loans, $298,000 on 49 auto indirect loans, $454,000 on other consumer loans and overdrafts, $1,759,000 on 19 C&I loans, $1,489,000 on 6 residential construction loans, and $55,000 on 2 commercial construction loans.
The $3,899,000 in charge-offs in commercial mortgage loans was primarily the result of $1,748,000 in charges taken on two loans secured by retail buildings in northern California, $889,000 in charges taken on two loans secured by office buildings in northern California, $672,000 in charges on two loans secured by single family residences in northern California and $172,000 taken on a loan secured by other commercial property in northern California. The remaining $417,000 was spread over six loans spread throughout the Company’s footprint. The $1,489,000 in charge-offs in residential construction loans was comprised primarily of $1,352,000 in charges taken on 3 land acquisition loans in northern California. The remaining $137,000 was spread over 3 loans spread throughout the Company’s footprint. The $1,759,000 in charge-offs the Bank took in its C&I portfolio was primarily comprised of $475,000 in charges taken on two loans secured by accounts receivable and inventory in northern California and $275,000 in charges taken on a loan secured by restaurant equipment in northern California. The remaining $536,000 was spread over 16 loans spread throughout the Company’s footprint. The $55,000 in charge-offs in commercial construction loans was taken on two loans spread throughout the Company’s footprint.

Changes in nonperforming assets during the three months ended December 31, 2010

	Balance at		Advances/	Pay-		Transfers to		Balance at
	December 31,	New	Capitalized	downs	Charge-offs/	Foreclosed	Category	September 30,
(dollars in thousands):	2010	NPA	Costs	/Sales	Write-downs	Assets	Changes	2010
Real estate mortgage:
Residential	$11,771	$715	$1	$(327)	$(551)	$(206)	—	$12,139
Commercial	38,925	1,061	210	(6,027)	(318)	—	—	43,999
Consumer
Home equity lines	10,604	2,847	7	(218)	(3,242)	(283)	—	11,493
Home equity loans	701	88	1	(4)	(260)	—	—	876
Auto indirect	1,296	330	3	(256)	(242)	—	—	1,461
Other consumer	83	315	—	(41)	(350)	—	—	159
Commercial	4,618	612	—	(978)	(719)	—	—	5,703
Construction:
Residential	7,117	422	—	(1,050)	(358)	(162)	—	8,265
Commercial	872	—	—	(16)	—	—	—	888

Total nonperforming loans	75,987	6,390	222	(8,917)	(6,040)	(651)	—	84,983
Noncovered foreclosed assets	5,000	—	1	(2,168)	(337)	651	—	6,853
Covered foreclosed assets	4,913	—	—	—	—	594	—	4,319

Total nonperforming assets	$85,900	$6,390	$223	$(11,085)	$(6,377)	$594	—	$96,155

Nonperforming assets decreased during the fourth quarter of 2010 by $10,255,000 (10.7%) to $85,900,000 compared to $96,155,000 at September 30, 2010. The decrease in nonperforming assets during the fourth quarter of 2010 was primarily the result of new nonperforming loans of $6,390,000, advances on existing nonperforming loans and capitalized costs on foreclosed assets of $223,000, transfers of PCI loans totaling $594,000 to covered foreclosed assets, less pay-downs and upgrades of nonperforming loans to performing status totaling $8,917,000, less disposition of foreclosed assets totaling $2,168,000, less loan charge-offs of $6,040,000, less foreclosed asset write-downs of $337,000.
The primary causes of the $6,390,000 in new nonperforming loans during the fourth quarter of 2010 were increases of $715,000 on 5 residential real estate loans, $1,061,000 on 7 commercial mortgage loans, $2,935,000 on 48 home equity lines and loans, $330,000 on 46 indirect auto loans, $92,000 on 23 other consumer loans, $612,000 on 25 C&I loans, and $422,000 on 2 residential construction loans.
The $715,000 in new nonperforming commercial mortgage loans was primarily made up of a loan totaling $344,000 secured by a commercial land in northern California, and a $313,000 loan secured by a commercial warehouse in central California. These increases were offset primarily by pay-downs of three loans secured by single family residences in northern California totaling $267,000, two paydowns totaling $731,000 on loans secured by commercial retail buildings in northern California, two paydowns totaling $1,593,000 on loans secured by commercial office buildings in northern California and a $2,591,000 paydown on an apartment loan in northern California. Related charge-offs are discussed below.
The $612,000 in new nonperforming C&I loans was primarily made up of a $126,000 loan secured by accounts receivable and inventory in northern California with the balance comprised of twenty-four loans spread throughout the Company’s geographic footprint. These increases were primarily offset by paydowns totaling $780,000 on five loans secured by accounts receivable, inventory and equipment in northern California. Related charge-offs are discussed below.
The $422,000 in new nonperforming residential construction loans was comprised mostly of a single loan in the amount of $323,000 secured by single family residence development land in northern California. These increases were primarily offset by pay-downs of $1,162,000 on two loans secured by single family residence development land in northern California. Related charge-offs are discussed below.
Loan Charge-Offs During the Fourth Quarter of 2010
In the fourth quarter of 2010, the Company recorded $6,040,000 in loan charge-offs less $1,697,000 in recoveries resulting in $4,343,000 of net loan charge-offs. Primary causes of the charges taken in the fourth quarter of 2010 were gross charge-offs of $551,000 on 9 residential real estate loans, $318,000 on 5 commercial mortgage loans, $3,502,000 on 68 home equity lines and loans, $242,000 on 56 auto indirect loans, $350,000 on other consumer loans and overdrafts, $719,000 on 21 C&I loans, and $358,000 on 3 residential construction loans.

The $318,000 in charge-offs in commercial mortgage loans were spread throughout the Company’s footprint. The $358,000 in charge-offs in residential construction loans was comprised primarily of a $285,000 charge taken on land acquisition loans for single family development in northern California. The remaining $73,000 was spread over 2 loans spread throughout the Company’s footprint. The $673,000 in charge-offs the Bank took in its C&I portfolio was primarily comprised of $361,000 in charges taken on two unsecured loans to borrowers in northern California. The remaining $312,000 was spread over 19 loans spread throughout the Company’s footprint.
Allowance for Loan Losses
The Company’s allowance for loan losses is comprised of an allowance for originated loan losses and an allowance for PCI loan losses. Both the allowance for originated loan losses and the allowance for PCI loan losses are established through a provision for loan losses charged to expense.
Originated loans and deposit related overdrafts are charged against the allowance for originated loan losses when Management believes that the collectability of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. The allowance for originated loan losses is an amount that Management believes will be adequate to absorb probable losses inherent in existing originated loans and leases, based on evaluations of the collectability, impairment and prior loss experience of those loans and leases. The evaluations take into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. The Company defines an originated loan as impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired originated loans are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.
In situations related to originated loans where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession for other than an insignificant period of time to the borrower that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR). The Company strives to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where the Company grants the borrower new terms that provide for a reduction of either interest or principal, the Company measures any impairment on the restructuring as noted above for impaired loans. TDR loans are classified as impaired until they are fully paid off or charged off. Loans that are in nonaccrual status at the time they become TDR loans, remain in nonaccrual status until the borrower demonstrates a sustained period of performance which the Company generally believes to be six consecutive months of payments, or equivalent. Otherwise, TDR loans are subject to the same nonaccrual and charge-off policies as noted above with respect to their restructured principal balance.
Credit risk is inherent in the business of lending. As a result, the Company maintains an allowance for loan losses to absorb losses inherent in the Company’s originated loan portfolio. This is maintained through periodic charges to earnings. These charges are included in the Consolidated Income Statements as provision for loan losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance. However, for a variety of reasons, not all losses are immediately known to the Company and, of those that are known, the full extent of the loss may not be quantifiable at that point in time. The balance of the Company’s allowance for originated loan losses is meant to be an estimate of these unknown but probable losses inherent in the portfolio.
The Company formally assesses the adequacy of the allowance for originated loan losses on a quarterly basis. Determination of the adequacy is based on ongoing assessments of the probable risk in the outstanding originated loan portfolio, and to a lesser extent the Company’s originated loan commitments. These assessments include the periodic re-grading of credits based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment, growth of the portfolio as a whole or by segment, and other factors as warranted. Loans are initially graded when originated. They are re-graded as they are renewed, when there is a new loan to the same borrower, when identified facts demonstrate heightened risk of nonpayment, or if they become delinquent. Re-grading of larger problem loans occurs at least quarterly. Confirmation of the quality of the grading process is obtained by independent credit reviews conducted by consultants specifically hired for this purpose and by various bank regulatory agencies.
The Company’s method for assessing the appropriateness of the allowance for originated loan losses includes specific allowances for impaired originated loans and leases, formula allowance factors for pools of credits, and allowances for changing environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowance factors for loan pools are based on historical loss experience by product type. Allowances for impaired loans are based on analysis of individual credits. Allowances for changing environmental factors are Management’s best estimate of the probable impact these changes have had on the originated loan portfolio as a whole. The allowance for originated loans is included in the allowance for loan losses.
As noted above, the allowance for originated loan losses consists of a specific allowance, a formula allowance, and an allowance for environmental factors. The first component, the specific allowance, results from the analysis of identified credits that meet management’s criteria for specific evaluation. These loans are reviewed individually to determine if such loans are considered impaired. Impaired loans are those where management has concluded that it is probable that the borrower will be unable to pay all amounts due under the contractual terms. Loans specifically reviewed, including those considered impaired, are evaluated individually by management for loss potential by evaluating sources of repayment, including collateral as applicable, and a specified allowance for loan losses is established where necessary.
The second component of the allowance for originated loan losses, the formula allowance, is an estimate of the probable losses that have occurred across the major loan categories in the Company’s originated loan portfolio. This analysis is based on loan grades by pool and the loss history of these pools. This analysis covers the Company’s entire originated loan portfolio including unused commitments but excludes any loans, that were analyzed individually and assigned a specific allowance as discussed above. The total amount allocated for this component is determined by applying loss estimation factors to outstanding loans and loan commitments. The loss factors are based primarily on the Company’s historical loss experience tracked over a five-year period and adjusted as appropriate for the input of current trends and events. Because historical loss experience varies for the different categories of originated loans, the loss factors applied to each category also differ. In addition, there is a greater chance that the Company has suffered a loss from a loan that was graded less than satisfactory than if the loan was last graded satisfactory. Therefore, for any given category, a larger loss estimation factor is applied to less than satisfactory loans than to those that the Company last graded as satisfactory. The resulting formula allowance is the sum of the allocations determined in this manner.
The third component of the allowance for originated loan losses, the environmental factor allowance, is a component that is not allocated to specific loans or groups of loans, but rather is intended to absorb losses that may not be provided for by the other components.
There are several primary reasons that the other components discussed above might not be sufficient to absorb the losses present in the originated loan portfolio, and the environmental factor allowance is used to provide for the losses that have occurred because of them.
The first reason is that there are limitations to any credit risk grading process. The volume of originated loans makes it impractical to re-grade every loan every quarter. Therefore, it is possible that some currently performing originated loans not recently graded will not be as strong as their last grading and an insufficient portion of the allowance will have been allocated to them. Grading and loan review often must be done without knowing whether all relevant facts are at hand. Troubled borrowers may deliberately or inadvertently omit important information from reports or conversations with lending officers regarding their financial condition and the diminished strength of repayment sources.
The second reason is that the loss estimation factors are based primarily on historical loss totals. As such, the factors may not give sufficient weight to such considerations as the current general economic and business conditions that affect the Company’s borrowers and specific industry conditions that affect borrowers in that industry. The factors might also not give sufficient weight to other environmental factors such as changing economic conditions and interest rates, portfolio growth, entrance into new markets or products, and other characteristics as may be determined by Management.
Specifically, in assessing how much environmental factor allowance needed to be provided at December 31, 2010, management considered the following:
•	with respect to the economy, management considered the effects of changes in GDP, unemployment, CPI, debt statistics, housing starts, housing sales, auto sales, agricultural prices, and other economic factors which serve as indicators of economic health and trends and which may have an impact on the performance of our borrowers, and

•	with respect to changes in the interest rate environment, management considered the recent changes in interest rates and the resultant economic impact it may have had on borrowers with high leverage and/or low profitability; and

•	with respect to changes in energy prices, management considered the effect that increases, decreases or volatility may have on the performance of our borrowers, and

•	with respect to loans to borrowers in new markets and growth in general, management considered the relatively short seasoning of such loans and the lack of experience with such borrowers.
Each of these considerations was assigned a factor and applied to a portion or the entire originated loan portfolio. Since these factors are not derived from experience and are applied to large non-homogeneous groups of loans, they are available for use across the portfolio as a whole.
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
Acquired loans are valued as of acquisition date in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 805, Business Combinations. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are referred to as purchased credit impaired (PCI) loans. PCI loans are accounted for under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In addition, because of the significant credit discounts associated with the loans acquired in the Granite acquisition, the Company elected to account for all loans acquired in the Granite acquisition under FASB ASC Topic 310-30, and classify them all as PCI loans. Under FASB ASC Topic 805 and FASB ASC Topic 310-30, PCI loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date. Fair value is defined as the present value of the future estimated principal and interest payments of the loan, with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The difference between contractual future payments and estimated future payments is referred to as the nonaccretable difference. The difference between estimated future payments and the present value of the estimated future payments is referred to as the accretable yield. The accretable yield represents the amount that is expected to be recorded as interest income over the remaining life of the loan. If after acquisition, the Company determines that the future cash flows of a PCI loan are expected to be more than the originally estimated, an increase in the discount rate (effective yield) would be made such that the newly increased accretable yield would be recognized, on a level yield basis, over the remaining estimated life of the loan. If after acquisition, the Company determines that the future cash flows of a PCI loan are expected to be less than the previously estimated, the discount rate would first be reduced until the present value of the reduced cash flow estimate equals the previous present value however, the discount rate may not be lowered below its original level. If the discount rate has been lowered to its original level and the present value has not been sufficiently lowered, an allowance for loan loss would be established through a provision for loan losses charged to expense to decrease the present value to the required level. If the estimated cash flows improve after an allowance has been established for a loan, the allowance may be partially or fully reversed depending on the improvement in the estimated cash flows. Only after the allowance has been fully reversed may the discount rate be increased. PCI loans are put on nonaccrual status when cash flows cannot be reasonably estimated. PCI loans are charged off when evidence suggests cash flows are not recoverable. Foreclosed assets from PCI loans are recorded in foreclosed assets at fair value with the fair value at time of foreclosure representing cash flow from the loan. ASC 310-30 allows PCI loans with similar risk characteristics and acquisition time frame to be “pooled” and have their cash flows aggregated as if they were one loan.
The Components of the Allowance for Loan Losses
The following table sets forth the Bank’s allowance for loan losses as of the dates indicated (dollars in thousands):

	December 31,
	2010	2009	2008	2007	2006

Allowance for originated loan losses:
Specific allowance	$6,945	$8,627	$5,850	$1,791	$894
Formula allowance	31,070	23,361	17,989	9,888	8,957
Environmental factors allowance	2,948	3,485	3,751	5,652	7,063

Allowance for originated loan losses	40,963	35,473	27,590	17,331	16,914
Allowance for PCI loan losses	1,608	—	—	—	—

Allowance for loan losses	$42,571	$35,473	$27,590	$17,331	$16,914

Allowance for loan losses to loans	3.00%	2.37%	1.73%	1.12%	1.12%
Based on the current conditions of the loan portfolio, management believes that the $42,571,000 allowance for loan losses at December 31, 2010 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.
The following table summarizes the allocation of the allowance for loan losses between loan types:

	Year ended December 31,
(dollars in thousands)	2010	2009	2008	2007	2006

Real estate mortgage	$15,707	$7,689	$10,967	$7,170	$7,222
Consumer	17,779	17,026	8,470	6,796	6,278
Commercial	5,991	6,958	7,002	2,010	1,806
Real estate construction	3,094	3,800	1,151	1,355	1,608

Total allowance for loan losses	$42,571	$35,473	$27,590	$17,331	$16,914

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total allowance for loan losses:

	Year ended December 31,
	2010	2009	2008	2007	2006

Real estate mortgage	36.9%	21.7%	50.5%	46.1%	45.0%
Consumer	41.8%	48.0%	32.3%	34.5%	34.8%
Commercial	14.1%	19.6%	11.9%	10.6%	10.2%
Real estate construction	7.2%	10.7%	5.3%	8.8%	10.0%

Total allowance for loan losses	100.0%	100.0%	100.0%	100.0%	100.0%

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the years indicated (dollars in thousands):

	December 31,
	2010	2009	2008	2007	2006

Allowance for loan losses:
Balance at beginning of period	$35,473	$27,590	$17,331	$16,914	$16,226
Provision for loan losses	37,458	31,450	20,950	3,032	1,289
Loans charged off:
Real estate mortgage:
Residential	(1,498)	(583)	(691)	—	—
Commercial	(8,281)	(1,223)	(18)	—	—
Consumer:
Home equity lines	(11,221)	(7,487)	(2,942)	(678)	(39)
Home equity loans	(1,339)	(656)	(409)	—	—
Auto indirect	(1,403)	(2,806)	(2,710)	(1,581)	(690)
Other consumer	(1,687)	(1,238)	(1,237)	(1,062)	(896)
Commercial	(3,539)	(3,219)	(709)	(437)	(162)
Construction:
Residential	(4,666)	(7,737)	(3,203)	—	—
Commercial	(94)	(89)	—	—	—

Total loans charged off	(33,728)	(25,038)	(11,919)	(3,758)	(1,787)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	2	40	—	—	—
Commercial	1,456	71	58	57	45
Consumer:
Home equity lines	138	98	13	1	39
Home equity loans	15	—	—	5	3
Auto indirect	505	484	441	261	203
Other consumer	816	677	685	640	627
Commercial	205	71	31	179	269
Construction:
Residential	231	30	—	—	—
Commercial	—	—	—	—	—

Total recoveries of	3,368	1,471	1,228	1,143	1,186
previously charged off loans

Net charge-offs	(30,360)	(23,567)	(10,691)	(2,615)	(601)

Balance at end of period	$42,571	$35,473	$27,590	$17,331	$16,914

Reserve for unfunded commitments:
Balance at beginning of period	$3,640	$2,565	$2,090	$1,849	$1,813
Provision for losses — unfunded commitments	(1,000)	1,075	475	241	36

Balance at end of period	$2,640	$3,640	$2,565	$2,090	$1,849

Balance at end of period:
Allowance for loan losses	$42,571	$35,473	$27,590	$17,331	$16,914
Reserve for unfunded commitments	2,640	3,640	2,565	2,090	1,849

Allowance for loan losses and Reserve for unfunded commitments	$45,211	$39,113	$30,155	$19,421	$18,763

As a percentage of total loans at end of period:
Allowance for loan losses	3.00%	2.37%	1.73%	1.12%	1.12%
Reserve for unfunded commitments	0.18%	0.24%	0.16%	0.13%	0.12%

Allowance for loan losses and Reserve for unfunded commitments	3.18%	2.61%	1.89%	1.25%	1.24%

Average total loans	$1,464,606	$1,542,147	$1,549,014	$1,511,331	$1,447,163

Ratios:
Net charge-offs during period to average loans outstanding during period	2.07%	1.53%	0.69%	0.17%	0.04%
Provision for loan losses to average loans outstanding	2.56%	2.04%	1.35%	0.20%	0.09%
Allowance for loan losses to loans at year end	3.00%	2.37%	1.73%	1.12%	1.12%

Foreclosed Assets, Net of Allowance for Losses
The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the years indicated (dollars in thousands):

	Balance at		Advances/					Balance at
	December 31,	New	Capitalized		Valuation	Transfers	Category	December 31,
(dollars in thousands):	2010	NPA	Costs	Sales	Adjustments	from Loans	Changes	2009
Noncovered:
Land & Construction	$2,211	—	$139	$(1,540)	$(504)	$2,971	—	$1,145
Residential real estate	2,449	—	—	(2,040)	(174)	3,286	—	1,377
Commercial real estate	340	—	—	(725)	(219)	80	—	1,204

Total noncovered	5,000	—	139	(4,305)	(897)	6,337	—	3,726

Covered:
Land & Construction	3,016	2,467	—	(305)	(174)	1,028	—	—
Residential real estate	186	—	—	—	—	186	—	—
Commercial real estate	1,711	2,162	—	—	(451)	—	—	—

Total covered	4,913	4,629	—	(305)	(625)	1,214	—	—

Total foreclosed assets	$9,913	$4,629	$139	$(4,610)	$(1,522)	$7,551	—	$3,726

	Balance at		Advances/					Balance at
	December 31,	New	Capitalized		Valuation	Transfers	Category	December 31,
(dollars in thousands):	2009	NPA	Costs	Sales	Adjustments	from Loans	Changes	2008
Noncovered:
Land & Construction	$1,145	—	—	$(277)	$(48)	$1,470	—	—
Residential real estate	1,377	—	—	(1,369)	(166)	1,727		$1,185
Commercial real estate	1,204	—	—	—	(6)	1,210	—

Total noncovered	3,726	—	—	(1,646)	(220)	4,407	—	1,185

Covered:
Land & Construction	—	—	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—

Total covered	—	—	—	—	—	—	—	—

Total foreclosed assets	$3,726	—	—	$(1,646)	$(220)	$4,407	—	$1,185

Intangible Assets
Intangible assets at December 31, 2010 and 2009 were comprised of the following:

	December 31,
	2010	2009
	(dollars in thousands)
Core-deposit intangible	$580	$325
Goodwill	15,519	15,519
Total intangible assets	$16,099	$15,844
The core-deposit intangible assets resulted from the Bank’s 2010 acquisition of Granite and the 2003 acquisition of North State National Bank. The goodwill intangible asset resulted from the North State National Bank acquisition. Amortization of core deposit intangible assets amounting to $307,000, $328,000, and $523,000 was recorded in 2010, 2009, and 2008, respectively.
Deposits
Deposits at December 31, 2010 increased $23,661,000 (1.3%) over the 2009 year-end balances to $1,852,173,000. All categories of deposits were up in 2010 except time certificates. Included in the December 31, 2010 certificate of deposit balances is $5,000,000 from the State of California. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally favorable to other wholesale funding sources available to the Bank.
Deposits at December 31, 2009 increased $159,242,000 (9.5%) over the 2008 year-end balances to $1,828,512,000. All categories of deposits were up in 2009 except noninterest-bearing demand and time certificates. Included in the December 31, 2009 certificate of deposit balances is $79,000,000 from the State of California.

Long-Term Debt
See Note 16 to the consolidated financial statements at Item 8 of this report for information about the Company’s other borrowings, including long-term debt.
Junior Subordinated Debt
See Note 17 to the consolidated financial statements at Item 8 of this report for information about the Company’s junior subordinated debt.
Equity
See Note 19 and Note 29 in the consolidated financial statements at Item 8 of this report for a discussion of shareholders’ equity and regulatory capital, respectively. Management believes that the Company’s capital is adequate to support anticipated growth, meet the cash dividend requirements of the Company and meet the future risk-based capital requirements of the Bank and the Company.
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
Asset/Liability Management. Activities involved in asset/liability management include but are not limited to lending, accepting and placing deposits, investing in securities and issuing debt. Interest rate risk is the primary market risk associated with asset/liability management. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin and market value of equity under changing interest environments. Market value of equity is the net present value of estimated cash flows from the Bank’s assets, liabilities and off-balance sheet items. The Bank uses simulation models to forecast net interest margin and market value of equity.
Simulation of net interest margin and market value of equity under various interest rate scenarios is the primary tool used to measure interest rate risk. Using computer-modeling techniques, the Bank is able to estimate the potential impact of changing interest rates on net interest margin and market value of equity. A balance sheet forecast is prepared using inputs of actual loan, securities and interest-bearing liability (i.e. deposits/borrowings) positions as the beginning base.
In the simulation of net interest income, the forecast balance sheet is processed against various interest rate scenarios. These various interest rate scenarios include a flat rate scenario, which assumes interest rates are unchanged in the future, and rate ramp scenarios including -100, +100, and +200 basis points around the flat scenario. These ramp scenarios assume that interest rates increase or decrease evenly (in a “ramp” fashion) over a twelve-month period and remain at the new levels beyond twelve months.

The following table summarizes the projected effect on net interest income and net income due to changing interest rates as measured against a flat rate (no interest rate change) scenario over the succeeding twelve month period. The simulation results shown below assume no changes in the structure of the Company’s balance sheet over the twelve months being measured (a “flat” balance sheet scenario), and that deposit rates will track general interest rate changes by approximately 50%:
     Interest Rate Risk Simulation of Net Interest Income and Net Income as of December 31, 2010

Estimated Change in
Change in Interest	Net Interest Income (NII)
Rates (Basis Points)	(as % of “flat” NII)
+200 (ramp)	(0.44%)
+100 (ramp)	(0.40%)
+ 0 (flat)	—
-100 (ramp)	0.57%
In the simulation of market value of equity, the forecast balance sheet is processed against various interest rate scenarios. These various interest rate scenarios include a flat rate scenario, which assumes interest rates are unchanged in the future, and rate shock scenarios including -100, +100, and +200 basis points around the flat scenario. These rate shock scenarios assume that interest rates increase or decrease immediately (in a “shock” fashion) and remain at the new level in the future.
The following table summarizes the effect on market value of equity due to changing interest rates as measured against a flat rate (no change) scenario:
     Interest Rate Risk Simulation of Market Value of Equity as of December 31, 2010

Estimated Change in
Change in Interest	Market Value of Equity (MVE)
Rates (Basis Points)	(as % of “flat” MVE)
+200 (shock)	(0.63%)
+100 (shock)	0.04%
+ 0 (flat)	—
-100 (shock)	(8.36%)
These results indicate that given a “flat” balance sheet scenario, and if deposit rates track general interest rate changes by approximately 50%, the Company’s balance sheet is neutral to slightly liability sensitive over a twelve month time horizon. “Neutral sensitivity” implies that net interest income does not change when interest rates change. “Liability sensitive” implies that net interest income decreases when interest rates rise, and increase when interest rates decrease. The magnitude of all the simulation results noted above is within the Bank’s policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.
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
As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the preceding tables. For example, although certain of the Bank’s assets and liabilities may have similar maturities or repricing time frames, they may react in different degrees to changes in market interest rates. In addition, the interest rates on certain of the Bank’s asset and liability categories may precede, or lag behind, changes in market interest rates. Also, the actual rates of prepayments on loans and investments could vary significantly from the assumptions utilized in deriving the results as presented in the preceding tables. Further, a change in U.S. Treasury rates accompanied by a change in the shape of the treasury yield curve could result in different estimations from those presented herein. Accordingly, the results in the preceding tables should not be relied upon as indicative of actual results in the event of changing market interest rates. Additionally, the resulting estimates of changes in market value of equity are not intended to represent, and should not be construed to represent, estimates of changes in the underlying value of the Bank.
Interest rate sensitivity is a function of the repricing characteristics of the Bank’s portfolio of assets and liabilities. One aspect of these repricing characteristics is the time frame within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity. An analysis of the repricing time frames of interest-bearing assets and liabilities is sometimes called a “gap” analysis because it shows the gap between assets and liabilities repricing or maturing in each of a number of periods. Another aspect of these repricing characteristics is the relative magnitude of the repricing for each category of interest earning asset and interest-bearing liability given various changes in market interest rates. Gap analysis gives no indication of the relative magnitude of repricing given various changes in interest rates. Interest rate sensitivity management focuses on the maturity of assets and liabilities and their repricing during periods of changes in market interest rates. Interest rate sensitivity gaps are measured as the difference between the volumes of assets and liabilities in the Bank’s current portfolio that are subject to repricing at various time horizons.
The following interest rate sensitivity table shows the Bank’s repricing gaps as of December 31, 2010. In this table transaction deposits, which may be repriced at will by the Bank, have been included in the less than 3-month category. The inclusion of all of the transaction deposits in the less than 3-month repricing category causes the Bank to appear liability sensitive. Because the Bank may reprice its transaction deposits at will, transaction deposits may or may not reprice immediately with changes in interest rates.
Due to the limitations of gap analysis, as described above, the Bank does not actively use gap analysis in managing interest rate risk. Instead, the Bank relies on the more sophisticated interest rate risk simulation model described above as its primary tool in measuring and managing interest rate risk.

	Repricing within:
Interest Rate Sensitivity — December 31, 2010	Less than 3	3 — 6	6 — 12	1 — 5	Over
(dollars in thousands)	months	months	months	years	5 years

Interest-earning assets:
Cash at Federal Reserve and other banks	$313,812	$—	$—	$—	$—
Securities	20,671	16,509	28,764	141,406	69,921
Loans	509,172	68,237	112,706	592,493	136,963

Total interest-earning assets	$843,655	84,746	141,470	733,899	206,884

Interest-bearing liabilities
Transaction deposits	$981,263	$—	$—	$—	$—
Time	156,870	99,640	108,289	82,041	—
Other borrowings	62,020	—	—	—	—
Junior subordinated debt	41,238	—	—	—	—

Total interest-bearing liabilities	$1,241,391	$99,640	$108,289	$82,041	—

Interest sensitivity gap	$(397,736)	$(14,894)	$33,181	651,858	206,884
Cumulative sensitivity gap	$(397,736)	$(412,630)	$(379,449)	272,409	479,293
As a percentage of earning assets:
Interest sensitivity gap	(19.78%)	(0.74%)	1.65%	32.42%	10.29%
Cumulative sensitivity gap	(19.78%)	(20.52%)	(18.87%)	13.55%	23.84%
Liquidity
Liquidity refers to the Bank’s ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet. Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Consolidated Statement of Cash Flows. Net cash provided by investing activities totaled approximately $60,453,000 in 2010. Decreased loan balances were responsible for the major source of funds in this category.

Liquidity may also be generated from liabilities through deposit growth and borrowings. These activities are included under financing activities in the Consolidated Statement of Cash Flows. In 2010, financing activities used funds totaling $87,162,000. During 2010, the Bank’s decision to return $70,000,000 of time deposits to the State of California resulted in a net decrease in deposit balances that used funds amounting to $71,340,000. Dividends paid and a decrease in short-term other borrowings used $6,344,000 and $9,733,000 of funds, respectively. The Bank also had available correspondent banking lines of credit totaling $5,000,000 at year-end 2010. In addition, at December 31, 2010, the Company had loans and securities available to pledge towards future borrowings from the Federal Home Loan Bank and the Federal Reserve Bank of up to $434,534,000 and $83,294,000, respectively. As of December 31, 2010, the Company had $62,020,000 of long-term debt and other borrowings as described in Note 16 of the consolidated financial statements of the Company and the related notes at Item 8 of this report. While these sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided or used through the results of operating activities. In 2010, operating activities provided cash of $51,186,000.
The Bank classifies its entire investment portfolio as available for sale (AFS). The AFS securities plus cash and cash equivalents in excess of reserve requirements totaled $634,986,000 at December 31, 2010, which was 29.0% of total assets at that time. This was up from $546,408,000 and 25.2% at the end of 2009.
It is anticipated that loan demand will be weak during 2011, although such demand will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to interest rates. The growth of deposit balances is subject to heightened competition, the success of the Company’s sales efforts, delivery of superior customer service and market conditions. The reduction in the federal funds rate to its current low level resulted in declining short-term interest rates, which could impact deposit volumes in the future. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, to reduce short-term borrowings or purchase investment securities. However, due to concerns such as uncertainty in the general economic environment, competition and political uncertainty, loan demand and levels of customer deposits are not certain.
The principal cash requirements of the Company are dividends on common stock when declared. The Company is dependent upon the payment of cash dividends by the Bank to service its commitments. Shareholder dividends are expected to continue subject to the Board’s discretion and continuing evaluation of capital levels, earnings, asset quality and other factors. The Company expects that the cash dividends paid by the Bank to the Company will be sufficient to meet this payment schedule. Dividends from the Bank are subject to certain regulatory restrictions.
The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in the following table. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available. The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank’s option. At December 31, 2010, 2009 and 2008, the Bank had $5,000,000, $79,000,000 and $80,000,000, respectively, of these State deposits.
Certificates of Deposit in Denominations of $100,000 or More

	Amounts as of December 31,
(dollars in thousands)	2010	2009	2008

Time remaining until maturity:
Less than 3 months	$91,208	$183,592	$174,715
3 months to 6 months	49,976	62,925	62,051
6 months to 12 months	54,316	50,106	55,105
More than 12 months	40,491	25,453	18,319

Total	$235,991	$322,076	$310,190

Loan demand also affects the Bank’s liquidity position. The following table presents the maturities of loans, net of deferred loan costs, at December 31, 2010:

		After One
	Within	But Within	After 5
	One Year	5 Years	Years	Total
		(dollars in thousands)
Loans with predetermined interest rates:
Real estate mortgage	$72,828	$120,352	$80,127	$273,307
Consumer	32,147	29,521	32,346	94,014
Commercial	25,990	23,651	3,385	53,026
Real estate construction	23,648	5,373	141	29,162

	$154,613	$178,897	$115,999	$449,509

Loans with floating interest rates:
Real estate mortgage	$31,180	$159,973	$371,011	$560,164
Consumer	301,757	—	—	301,757
Commercial	75,130	13,638	1,619	90,387
Real estate construction	4,927	4,963	5,864	15,754

	$412,994	$178,574	$378,494	$970,062

Total loans	$567,607	$357,471	$494,493	$1,419,571

The maturity distribution and yields of the investment portfolio at December 31, 2010 is presented in the following table. The timing of the maturities indicated in the table below is based on final contractual maturities. Most mortgage-backed securities return principal throughout their contractual lives. As such, the weighted average life of mortgage-backed securities based on outstanding principal balance is usually significantly shorter than the final contractual maturity indicated below. Yields on tax exempt securities are shown on a tax equivalent basis. At December 31, 2010, the Bank had no held-to-maturity securities.

			After One Year		After Five Years
	Within		but Through		but Through		After Ten
	One Year		Five Years		Ten Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities Available-for-Sale		(dollars in thousands)
Obligations of US government corporations and agencies	—	—	$31,459	4.00%	$51,695	2.59%	$181,027	4.41%	$264,181	3.99%
Obligations of states and political subdivisions	—	—	3,301	7.59%	4,243	7.87%	4,997	6.49%	12,541	7.24%
Corporate bonds	—	—	—	—	—	—	549	1.79%	549	1.79%

Total securities available-for-sale	—	—	$34,760	4.35%	$55,938	2.99%	$186,573	4.45%	$277,271	4.14%

Off-Balance Sheet Items
The Bank has certain ongoing commitments under operating and capital leases. See Note 18 of the financial statements at Item 8 of this report for the terms. These commitments do not significantly impact operating results. As of December 31, 2010 commitments to extend credit and commitments related to the Bank’s deposit overdraft privilege product were the Bank’s only financial instruments with off-balance sheet risk. The Bank has not entered into any material contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $523,617,000 and $565,938,000 at December 31, 2010 and 2009, respectively, and represent 36.9% of the total loans outstanding at year-end 2010 versus 37.7% at December 31, 2009. Commitments related to the Bank’s deposit overdraft privilege product totaled $38,600,000 and $36,489,000 at December 31, 2010 and 2009, respectively.

Certain Contractual Obligations
The following chart summarizes certain contractual obligations of the Company as of December 31, 2010:

		Less than	1-3	3-5	More than
(dollars in thousands)	Total	one year	years	years	5 years

Other collateralized borrowings, fixed rate of 0.15% payable on January 3, 2011	$16,753	$16,753	—	—	—
Repurchase Agreement(2)	50,000	—	50,000	—	—
Junior subordinated debt(3)	20,619	—	—	—	20,619
Junior subordinated debt(4)	20,619	—	—	—	20,619
Operating lease obligations	8,105	2,431	3,485	1,402	787
Deferred compensation(1)	5,699	661	1,105	1,037	2,896
Supplemental retirement plans(1)	4,885	687	1,273	1,273	1,652

Total contractual obligations	$126,680	$20,532	$55,863	$3,712	$46,573

(1)	These amounts represent known certain payments to participants under the Company’s deferred compensation and supplemental retirement plans. See Note 25 in the financial statements at Item 8 of this report for additional information related to the Company’s deferred compensation and supplemental retirement plan liabilities.

(2)	Repurchase agreement, rate is fixed at 4.72% and is callable in its entirety by counterparty on a quarterly basis, matures on August 30, 2012.

(3)	Junior subordinated debt, adjustable rate of three-month LIBOR plus 3.05%, callable in whole or in part by the Company on a quarterly basis beginning October 7, 2008, matures October 7, 2033.

(4)	Junior subordinated debt, adjustable rate of three-month LIBOR plus 2.55%, callable in whole or in part by the Company on a quarterly basis beginning July 23, 2009, matures July 23, 2034.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Market Risk Management” under Item 7 of this report which is incorporated herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRICO BANCSHARES
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2010	2009
	(in thousands, except share data)
Assets:
Cash and due from banks	$57,254	$61,033
Cash at Federal Reserve and other banks	313,812	285,556

Cash and cash equivalents	371,066	346,589
Securities available-for-sale	277,271	211,622
Restricted equity securities	9,133	9,274
Loans held for sale	4,988	4,641
Loans	1,419,571	1,495,570
Allowance for loan losses	(42,571)	(35,473)

Total loans, net	1,377,000	1,460,097
Foreclosed assets, net	9,913	3,726
Premises and equipment, net	19,120	18,742
Cash value of life insurance	50,541	48,694
Accrued interest receivable	7,131	7,763
Goodwill	15,519	15,519
Other intangible assets, net	580	325
Mortgage servicing rights	4,605	4,089
Indemnification asset	5,640	—
Other assets	37,282	39,439

Total assets	$2,189,789	$2,170,520

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$424,070	$377,334
Interest-bearing	1,428,103	1,451,178

Total deposits	1,852,173	1,828,512
Accrued interest payable	2,151	3,614
Reserve for unfunded commitments	2,640	3,640
Other liabilities	29,170	26,114
Other borrowings	62,020	66,753
Junior subordinated debt	41,238	41,238

Total liabilities	1,989,392	1,969,871

Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding:
15,860,138 at December 31, 2010	81,554
15,787,753 at December 31, 2009		79,508

Retained earnings	117,533	118,863
Accumulated other comprehensive income, net of tax	1,310	2,278

Total shareholders’ equity	200,397	200,649

Total liabilities and shareholders’ equity	$2,189,789	$2,170,520

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2010	2009	2008
	(in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$93,073	$99,996	$107,896
Debt securities:
Taxable	10,007	11,000	11,526
Tax exempt	700	986	1,187
Dividends	32	19	469
Interest bearing cash at Federal Reserve and other banks	760	332	31
Federal funds sold	—	—	3

Total interest and dividend income	104,572	112,333	121,112

Interest expense:
Deposits	10,447	17,891	24,461
Federal funds purchased	—	—	1,999
Other borrowings	2,412	1,221	2,512
Junior subordinated debt	1,274	1,503	2,580

Total interest expense	14,133	20,615	31,552

Net interest income	90,439	91,718	89,560

Provision for loan losses	37,458	31,450	20,950

Net interest income after provision for loan losses	52,981	60,268	68,610

Noninterest income:
Service charges and fees	23,100	22,822	20,555
Gain on sale of loans	3,647	3,466	1,127
Commissions on sale of non-deposit investment products	1,209	1,632	2,069
Increase in cash value of life insurance	1,847	1,879	1,834
Other	2,892	530	1,502

Total noninterest income	32,695	30,329	27,087

Noninterest expense:
Salaries and related benefits	40,105	39,810	38,112
Other	37,100	35,640	30,626

Total noninterest expense	77,205	75,450	68,738

Income before income taxes	8,471	15,147	26,959

Provision for income taxes	2,466	5,185	10,161

Net income	$6,005	$9,962	$16,798

Earnings per share:
Basic	$0.38	$0.63	$1.07
Diluted	$0.37	$0.62	$1.05
The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2010, 2009 and 2008

				Accumulated
	Shares of			Other
	Common	Common	Retained	Comprehensive
	Stock	Stock	Earnings	(Loss) Income	Total
	(in thousands, except share data)
Balance at December 31, 2007	15,911,550	$78,775	$111,655	$(1,552)	$188,878
Comprehensive income:
Net income			16,798		16,798
Change in net unrealized gain on Securities available for sale, net				2,804	2,804
Change in joint beneficiary agreement liability, net				54	54
Change in minimum pension liability, net				750	750

Total comprehensive income					20,406
Cummulative effect of change in accounting principle, net of tax			(522)		(522)
Stock option vesting		629			629
Stock options exercised	17,620	142			142
Reversal of tax benefit of stock options exercised		(444)			(444)
Repurchase of common stock	(173,069)	(856)	(2,108)		(2,964)
Dividends paid ($0.52 per share)			(8,193)		(8,193)

Balance at December 31, 2008	15,756,101	$78,246	$117,630	$2,056	$197,932
Comprehensive income:
Net income			9,962		9,962
Change in net unrealized gain on Securities available for sale, net				1,070	1,070
Change in joint beneficiary agreement liability, net				2	2
Change in minimum pension liability, net				(850)	(850)

Total comprehensive income					10,184
Stock option vesting		477			477
Stock options exercised	58,213	887			887
Tax benefit of stock options exercised		30			30
Repurchase of common stock	(26,561)	(132)	(520)		(652)
Dividends paid ($0.52 per share)			(8,209)		(8,209)

Balance at December 31, 2009	15,787,753	$79,508	$118,863	$2,278	$200,649
Comprehensive income:
Net income			6,005		6,005
Change in net unrealized gain on Securities available for sale, net				(24)	(24)
Change in joint beneficiary agreement liability, net				(1)	(1)
Change in minimum pension liability, net				(943)	(943)

Total comprehensive income					5,037
Stock option vesting		800			800
Stock options exercised	146,403	1,229			1,229
Tax benefit of stock options exercised		390			390
Repurchase of common stock	(74,018)	(373)	(991)		(1,364)
Dividends paid ($0.40 per share)			(6,344)		(6,344)

Balance at December 31, 2010	15,860,138	$81,554	$117,533	$1,310	$200,397

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
		(in thousands)
Operating activities:
Net income	$6,005	$9,962	$16,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	3,492	3,425	3,433
Amortization of intangible assets	307	328	523
Provision for loan losses	37,458	31,450	20,950
Amortization of investment securities premium, net	1,185	348	303
Originations of loans for resale	(179,504)	(119,290)	(74,956)
Proceeds from sale of loans originated for resale	181,259	121,088	75,338
Gain on sale of loans	(3,647)	(3,466)	(1,127)
Change in market value of mortgage servicing rights	1,029	551	1,860
Provision for losses on foreclosed assets	1,522	220	50
Gain on sale of foreclosed assets	(562)	(168)	(50)
Loss on disposal of fixed assets	58	138	2
Increase in cash value of life insurance	(1,847)	(1,879)	(1,834)
Stock option vesting expense	800	477	629
Stock option excess tax benefits	(390)	(30)	444
Bargain purchase gain	(232)	—	—
Deferred income tax benefit	(4,867)	(3,515)	(5,698)
Change in:
Reserve for unfunded commitments	(1,000)	1,075	475
Interest receivable	632	172	619
Interest payable	(1,463)	(2,532)	(1,725)
Other assets and liabilities, net	10,951	(12,411)	753

Net cash from operating activities	51,186	25,943	36,787

Investing activities:
Proceeds from maturities of securities available-for-sale	92,427	85,833	50,414
Purchases of securities available-for-sale	(156,348)	(29,396)	(80,012)
Redemption (purchase) of restricted equity securities, net	837	(39)	(469)
Loan principal (increases) decreases, net	102,890	62,663	(51,000)
Proceeds from sale of premises and equipment	6	2	2
Improvement of foreclosed assets	(139)	—	—
Proceeds from sale of other real estate owned	5,172	1,815	428
Purchases of premises and equipment	(3,156)	(2,633)	(1,060)
Cash received from acquisitions	18,764	—	—

Net cash from investing activities	60,453	118,245	(81,697)

Financing activities:
Net (decrease) increase in deposits	(71,340)	159,242	124,047
Net change in federal funds purchased	—	—	(56,000)
Payments of principal on long-term other borrowings	—	(90)	(21,578)
Net change in short-term other borrowings	(9,733)	(35,162)	7,457
Stock option excess tax benefits	390	30	(444)
Repurchase of common stock	(338)	—	(2,822)
Dividends paid	(6,344)	(8,209)	(8,193)
Exercise of stock options	203	235	—

Net cash from financing activities	(87,162)	116,046	42,467

Net change in cash and cash equivalents	24,477	260,234	(2,443)

Cash and cash equivalents and beginning of year	346,589	86,355	88,798

Cash and cash equivalents at end of year	$371,066	$346,589	$86,355

Supplemental disclosure of noncash activities:
Unrealized gain (loss) on securities available for sale	$(41)	$1,846	$4,839
Loans transferred to foreclosed assets	7,690	4,408	1,426
Market value of shares tendered by employees in-lieu of cash to pay for exercise of options and/or related taxes	1,364	652	142
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	15,596	23,147	32,277
Cash paid for income taxes	2,825	10,292	14,850
Assets acquired in acquisition	$100,282	—	—
Liabilities assumed in acquisition	$100,050	—	—
The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008
Note 1 — Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Tri Counties Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, investments, intangible assets, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The allowance for loan losses, goodwill and other intangible assets, income taxes, and the valuation of mortgage servicing rights are the only accounting estimates that materially affect the Company’s consolidated financial statements.
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
Investment Securities
The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. During the years ended December 31, 2010 and 2009, the Company did not have any securities classified as either held-to-maturity or trading.
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
Prior to the second quarter of 2009, the Company would assess an other-than-temporary impairment (“OTTI”) or permanent impairment based on the nature of the decline and whether the Company has the ability and intent to hold the investments until a market price recovery. If the Company determined a security to be other-than-temporarily or permanently impaired, the full amount of impairment would be recognized through earnings in its entirety. New guidance related to the recognition and presentation of OTTI of debt securities became effective in the second quarter of 2009. Rather than asserting whether a Company has the ability and intent to hold an investment until a market price recovery, a Company must consider whether it intends to sell a security or if it is likely that they would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. No OTTI losses were recognized in the years ended December 31, 2010, 2009 or 2008.
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
Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors of current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to noninterest income.
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
Loans and Allowance for Loan Losses
Loans originated by the Company, i.e., not purchased or acquired in a business combination, are reported at the principal amount outstanding, net of deferred loan fees and costs. Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loan’s yield over the actual life of the loan. Originated loans on which the accrual of interest has been discontinued are designated as nonaccrual loans.
Originated loans are placed in nonaccrual status when reasonable doubt exists as to the full, timely collection of interest or principal, or a loan becomes contractually past due by 90 days or more with respect to interest or principal and is not well secured and in the process of collection. When an originated loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of Management, the loan is estimated to be fully collectible as to both principal and interest.
An allowance for loan losses for originated loans is established through a provision for loan losses charged to expense. Originated loans and deposit related overdrafts are charged against the allowance for loan losses when Management believes that the collectability of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. The allowance is an amount that Management believes will be adequate to absorb probable losses inherent in existing loans and leases, based on evaluations of the collectability, impairment and prior loss experience of loans and leases. The evaluations take into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. The Company defines an originated loan as impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired originated loans are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.
In situations related to originated loans where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession for other than an insignificant period of time to the borrower that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR). The Company strives to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where the Company grants the borrower new terms that provide for a reduction of either interest or principal, the Company measures any impairment on the restructuring as noted above for impaired loans. TDR loans are classified as impaired until they are fully paid off or charged off. Loans that are in nonaccrual status at the time they become TDR loans, remain in nonaccrual status until the borrower demonstrates a sustained period of performance which the Company generally believes to be six consecutive months of payments, or equivalent. Otherwise, TDR loans are subject to the same nonaccrual and charge-off policies as noted above with respect to their restructured principal balance.
Credit risk is inherent in the business of lending. As a result, the Company maintains an allowance for loan losses to absorb losses inherent in the Company’s originated loan portfolio. This is maintained through periodic charges to earnings. These charges are included in the Consolidated Income Statements as provision for loan losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance. However, for a variety of reasons, not all losses are immediately known to the Company and, of those that are known, the full extent of the loss may not be quantifiable at that point in time. The balance of the Company’s allowance for originated loan losses is meant to be an estimate of these unknown but probable losses inherent in the portfolio.
The Company formally assesses the adequacy of the allowance for originated loan losses on a quarterly basis. Determination of the adequacy is based on ongoing assessments of the probable risk in the outstanding originated loan portfolio, and to a lesser extent the Company’s originated loan commitments. These assessments include the periodic re-grading of credits based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment, growth of the portfolio as a whole or by segment, and other factors as warranted. Loans are initially graded when originated. They are re-graded as they are renewed, when there is a new loan to the same borrower, when identified facts demonstrate heightened risk of nonpayment, or if they become delinquent. Re-grading of larger problem loans occurs at least quarterly. Confirmation of the quality of the grading process is obtained by independent credit reviews conducted by consultants specifically hired for this purpose and by various bank regulatory agencies.
The Company’s method for assessing the appropriateness of the allowance for originated loan losses includes specific allowances for impaired originated loans and leases, formula allowance factors for pools of credits, and allowances for changing environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowance factors for loan pools are based on historical loss experience by product type. Allowances for impaired loans are based on analysis of individual credits. Allowances for changing environmental factors are Management’s best estimate of the probable impact these changes have had on the originated loan portfolio as a whole. The allowance for originated loans is included in the allowance for loan losses.
Acquired loans are valued as of acquisition date in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 805, Business Combinations. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are referred to as purchased credit impaired (PCI) loans. PCI loans are accounted for under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In addition, because of the significant credit discounts associated with the loans acquired in the Granite acquisition, the Company elected to account for all loans acquired in the Granite acquisition under FASB ASC Topic 310-30, and classify them all as PCI loans. Under FASB ASC Topic 805 and FASB ASC Topic 310-30, PCI loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date. Fair value is defined as the present value of the future estimated principal and interest payments of the loan, with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The difference between contractual future payments and estimated future payments is referred to as the nonaccretable difference. The difference between estimated future payments and the present value of the estimated future payments is referred to as the accretable yield. The accretable yield represents the amount that is expected to be recorded as interest income over the remaining life of the loan. If after acquisition, the Company determines that the estimated future cash flows of a PCI loan are expected to be more than the originally estimated, an increase in the discount rate (effective yield) would be made such that the newly increased accretable yield would be recognized, on a level yield basis, over the remaining estimated life of the loan. If after acquisition, the Company determines that the estimated future cash flows of a PCI loan are expected to be less than the previously estimated, the discount rate would first be reduced until the present value of the reduced cash flow estimate equals the previous present value however, the discount rate may not be lowered below its original level at acquisition. If the discount rate has been lowered to its original level and the present value has not been sufficiently lowered, an allowance for loan loss would be established through a provision for loan losses charged to expense to decrease the present value to the required level. If the estimated cash flows improve after an allowance has been established for a loan, the allowance may be partially or fully reversed depending on the improvement in the estimated cash flows. Only after the allowance has been fully reversed may the discount rate be increased. PCI loans are put on nonaccrual status when cash flows cannot be reasonably estimated. PCI loans are charged off when evidence suggests cash flows are not recoverable. Foreclosed assets from PCI loans are recorded in foreclosed assets at fair value with the fair value at time of foreclosure representing cash flow from the loan. ASC 310-30 allows PCI loans with similar risk characteristics and acquisition time frame to be “pooled” and have their cash flows aggregated as if they were one loan.
Loans are also categorized as “covered” or “noncovered”. Covered loans refer to loans covered by a Federal Deposit Insurance Corporation (“FDIC”) loss sharing agreement. Noncovered loans refer to loans not covered by a Federal Deposit Insurance Corporation (“FDIC”) loss sharing agreement.

Foreclosed Assets
Foreclosed assets include assets acquired through, or in lieu of, loan foreclosure. Foreclosed assets are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other noninterest expense. Foreclosed assets that are not subject to a FDIC loss-share agreement are referred to as noncovered foreclosed assets.
Foreclosed assets acquired through FDIC-assisted acquisitions that are subject to a FDIC loss-share agreement, and all assets acquired via foreclosure of covered loans are referred to as covered foreclosed assets. Covered foreclosed assets are reported exclusive of expected reimbursement cash flows from the FDIC. Foreclosed covered loan collateral is transferred into covered foreclosed assets at the loan’s carrying value, inclusive of the acquisition date fair value discount.
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
The Company has identifiable intangible assets consisting of core deposit intangibles (CDI) and minimum pension liability. CDI are amortized using an accelerated method over a period of ten years. Intangible assets related to minimum pension liability are adjusted annually based upon actuarial estimates.
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
Reserve for Unfunded Commitments
The reserve for unfunded commitments is established through a provision for losses — unfunded commitments charged to noninterest expense. The reserve for unfunded commitments is an amount that Management believes will be adequate to absorb probable losses inherent in existing commitments, including unused portions of revolving lines of credits and other loans, standby letters of credits, and unused deposit account overdraft privilege. The reserve for unfunded commitments is based on evaluations of the collectability, and prior loss experience of unfunded commitments. The evaluations take into consideration such factors as changes in the nature and size of the loan portfolio, overall loan portfolio quality, loan concentrations, specific problem loans and related unfunded commitments, and current economic conditions that may affect the borrower’s or depositor’s ability to pay.
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
Recent Accounting Pronouncements
The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to the Company’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.”
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
Further new authoritative accounting guidance (Accounting Standards Update No. 2010-6) under ASC Topic 820 requires new disclosures for transfers in and out of Levels 1 and 2, including separate disclosure of significant amounts and a description of the reasons for the transfers and separate presentation of information about purchases, sales, issuances, and settlements (on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The Update clarifies existing disclosure requirements for level of disaggregation, which provides measurement disclosures for each class of assets and liabilities. Emphasizing that judgment should be used in determining the appropriate classes of assets and liabilities, and inputs and valuation techniques for both recurring and nonrecurring Level 2 and Level 3 fair value measurements. This new authoritative accounting guidance also includes conforming amendments to the guidance on employer’s disclosures about postretirement benefit plan assets changing the terminology of major categories of assets to classes of assets and providing a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The forgoing new authoritative accounting guidance under ASC Topic 820 became effective for the Company’s financial statements beginning January 1, 2010 and had no significant impact on the Company’s financial statements.
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
FASB issued Accounting Standards Update (ASU) No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, the guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The amendments in this Update apply to all public-entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20. The amendments in this Update do not affect nonpublic entities. As this ASU is disclosure-related only, our adoption of this ASU in 2011 will not impact the Company’s financial condition or results of operations.
FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This Update amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The amendments in this Update apply to all entities, both public and nonpublic. The amendments in this Update affect all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. For public entities, the disclosures required by this Update as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. For nonpublic entities, the disclosures are effective for annual reporting periods ending on or after December 15,

2011. The amendments in this Update encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. As this ASU is disclosure-related only, the adoption of this ASU did not impact the Bank’s financial condition or results of operations.
FASB issued ASU No. 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset. This Update clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30, which provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40. The amendments in this Update affect any entity that acquires loans subject to Subtopic 310-30, that accounts for some or all of those loans within pools, and that subsequently modifies one or more of those loans after acquisition. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. Upon initial adoption of the guidance in this Update, an entity may make a onetime election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. Adoption of this ASU did not have a significant impact on the Company’s financial statements.
FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This Update requires: (1) disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurement categories and the reasons for the transfers; and (2) separate presentation of purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, this Update clarifies the requirements of the following existing disclosures set forth in the Codification
Subtopic 820-10: (1) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements. This Update is effective for interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning January 1, 2011, and for interim periods within those fiscal years. As this ASU is disclosure-related only, the adoption of this ASU did not impact the Company’s financial condition or results of operations.
FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update will be effective for the Company on January 1, 2011 and is not expected have a significant impact on the Company’s financial statements.
FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This update provides clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented. This update also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. This update is effective for the Company prospectively for business combinations occurring after December 31, 2010.
Note 2 — Business Combinations
On May 28, 2010, the Office of the Comptroller of the Currency closed Granite Community Bank (“Granite”), Granite Bay, California and appointed the FDIC as receiver. That same date, the Bank assumed the banking operations of Granite from the FDIC under a whole bank purchase and assumption agreement with loss sharing. Under the terms of the loss sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, other real estate owned (OREO)/foreclosed assets and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on the covered assets acquired from Granite. The loss sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date. With this agreement, the Bank added one traditional bank branch in each of Granite Bay, Roseville and Auburn, California. This acquisition is consistent with the Bank’s community banking expansion strategy and provides further opportunity to fill in the Bank’s market presence in the greater Sacramento, California market.

The operations of Granite are included in the Company’s operating results from May 28, 2010, and through December 31, 2010 added revenue of $4,967,000, including a bargain purchase gain of $232,000, noninterest expense of $2,078,000 and a provision for loan losses of $1,608,000, that resulted in a contribution to net income after-tax of approximately $743,000. Such operating results are not necessarily indicative of future operating results. Granite’s results of operations prior to the acquisition are not included in the Company’s operating results. During the quarter ended September 30, 2010, the Company completed the conversion of Granite’s information and product delivery systems. As of December 31, 2010, nonrecurring expenses related to the Granite acquisition and systems conversion were approximately $250,000.
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

The acquired loan portfolio and foreclosed assets are referred to as “covered loans” and “covered foreclosed assets”, respectively, and these are recorded in Loans and Foreclosed assets, respectively, in the Company’s consolidated balance sheet. Collectively these balances are referred to as “covered assets”.
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

A summary of the estimated fair value adjustments resulting in the bargain purchase gain in the Granite acquisition are presented below:

Granite
(in thousands)	May 28, 2010
Cost basis net assets acquired	$4,345
Cash payment received from FDIC	3,940
Fair value adjustments:
Securities available-for-sale	(118)
Loans	(13,189)
Foreclosed assets	(2,616)
Core deposit intangible	562
FDIC indemnification asset	7,466
Deposits	(209)
Other	51

Bargain purchase gain	$232

The following table reflects the estimated fair value of the acquired loans at the acquisition date:

Granite
(in thousands)	May 28, 2010
Principal balance loans acquired	$77,991
Discount	(13,189)

Covered loans, net	$64,802

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
The following table presents a reconciliation of the undiscounted contractual cash flows, nonaccretable difference, accretable yield, and fair value of covered loans for each respective acquired loan portfolio at the acquisition dates:

Granite
(in thousands)	May 28, 2010
Undiscounted contractual cash flows	$99,179
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(11,226)

Undiscounted cash flows expected to be collected	87,953
Accretable yield at acquisition	(23,151)

Estimated fair value of Loans acquired at acquisition	$64,802

Note 3 — Investment Securities
The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available-for-Sale	(in thousands)

Obligations of U.S. government corporations and agencies	$255,884	$8,623	$(326)	$264,181
Obligations of states and political subdivisions	12,452	141	(52)	12,541
Corporate debt securities	1,000	—	(451)	549

Total securities available-for-sale	$269,336	$8,764	$(829)	$277,271

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available-for-Sale	(in thousands)

Obligations of U.S. government corporations and agencies	$184,962	$8,168	—	$193,130
Obligations of states and political subdivision	17,683	341	(71)	17,953
Corporate debt securities	1,000	—	(461)	539

Total securities available-for-sale	$203,645	$8,509	$(532)	$211,622

No investment securities were sold in 2010 or 2009. Investment securities with an aggregate carrying value of $140,100,000 and $201,388,000 at December 31, 2010 and 2009, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.
The amortized cost and estimated fair value of debt securities at December 31, 2010 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2010, obligations of U.S. government corporations and agencies with a cost basis totaling $255,884,000 consist almost entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At December 31, 2010, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 4.5 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

		Estimated
	Amortized Cost	Fair Value
Investment Securities	(in thousands)
Due in one year	—	—
Due after one year through five years	$33,466	$34,760
Due after five years through ten years	55,453	55,938
Due after ten years	180,417	186,573

Totals	$269,336	$277,271

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Loss	Value	Loss	Value	Loss
			(in thousands)
Securities Available-for-Sale:
Obligations of U.S. government corporations and agencies	$54,760	$(326)	—	—	$54,760	$(326)
Obligations of states and political subdivisions	1,345	(22)	513	(30)	1,858	(52)
Corporate debt securities	—	—	549	(451)	549	(451)

Total securities available-for-sale	$56,105	$(348)	$1,062	$(481)	$57,167	$(829)

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Loss	Value	Loss	Value	Loss
			(in thousands)
Securities Available-for-Sale:
Obligations of U.S. government corporations and agencies	$15	—	—	—	$15	—
Obligations of states and political subdivisions	898	(13)	1,011	(58)	1,909	(71)
Corporate debt securities	—	—	539	(461)	539	(461)

Total securities available-for-sale	$913	$(13)	$1,550	$(519)	$2,463	$(532)

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2010, four debt security representing obligations of U.S. government corporations and agencies had an unrealized loss with aggregate depreciation of 0.59% from the Company’s amortized cost basis.
Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2010, three debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 2.70% from the Company’s amortized cost basis.
Corporate debt securities: The unrealized losses on investments in corporate debt securities were caused by increases in required yields by investors in similar types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2010, one corporate debt security had an unrealized loss with aggregate depreciation of 45.06% from the Company’s amortized cost basis.

Note 4 — Loans
A summary of the balances of loans follows (in thousands):

	December 31, 2010			December 31, 2009
	Originated	PCI	Total	Originated	PCI	Total
Mortgage loans on real estate:
Residential 1-4 family	$123,623	$7,597	$131,220	$141,914	—	$141,914
Commercial	682,103	25,739	707,842	705,956	—	705,956

Total mortgage loan on real estate	805,726	33,336	839,062	847,870	—	847,870
Consumer:
Home equity lines of credit	329,080	7,072	336,152	343,107	—	343,107
Home equity loans	17,588	—	17,588	22,999	—	22,999
Auto Indirect	24,577	—	24,577	46,488	—	46,488
Other	15,622	—	15,622	13,807	—	13,807

Total consumer loans	386,867	7,072	393,939	426,401	—	426,401
Commercial	133,032	10,364	143,396	164,043	—	164,043
Construction:
Residential	19,459	4,463	23,922	39,136	—	39,136
Commercial	21,029	—	21,029	19,752	—	19,752

Total construction	40,488	4,463	44,951	58,888	—	58,888

Total loans	1,366,113	55,235	1,421,348	1,497,202	—	1,497,202
Net deferred loan (fees) costs	(1,777)	—	(1,777)	(1,632)	—	(1,632)

Total loans, net of deferred loan fees	$1,364,336	$55,235	$1,419,571	$1,495,570	—	$1,495,570

Noncovered loans	$1,364,336	—	$1,364,336	$1,495,570	—	$1,495,570
Covered loans	—	$55,235	55,235	—	—	—

Total loans	$1,364,336	$55,235	$1,419,571	$1,495,570	—	$1,495,570

Change in accretable yield for the year ended:
Balance at beginning of period	—	—	—	—	—	—
Acquisitions	—	$23,151	$23,151	—	—	—
Accretion to interest income	—	(3,548)	(3,548)	—	—	—
Reclassification (to) from Nonaccretable difference	—	(1,886)	(1,886)	—	—	—

Balance at end of period	—	$17,717	$17,717	—	—	—

Allowance for loan loss	$(40,963)	$(1,608)	$(42,571)	$(35,473)	—	$(35,473)

Throughout these financial statements, and in particular in this Note 4 and Note 5, when we refer to “Loans” or “Allowance for loan losses” we mean all categories of loans, including originated and PCI. When we are not referring to all categories of loans, we will indicate which we are referring to — originated or PCI.

Note 5 — Allowance for Loan Losses
The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses - Year Ended December 31, 2010
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$2,618	$5,071	$13,483	$940	$1,986	$616	$6,958	$2,067	$1,734	$35,473
Charge-offs	(1,498)	(8,281)	(11,221)	(1,339)	(1,403)	(1,687)	(3,539)	(4,666)	(94)	(33,728)
Recoveries	2	1,456	138	15	505	816	205	231	—	3,368
Provision	1,885	14,454	12,654	1,179	141	956	2,367	4,192	(370)	37,458

Ending balance	$3,007	$12,700	$15,054	$795	$1,229	$701	$5,991	$1,824	$1,270	$42,571

Ending balance:

Individ. evaluated for impairment	$1,654	$1,042	$2,933	$78	$239	$14	$590	$116	$279	$6,945

Loans pooled for evaluation	$1,348	$11,658	$12,097	$717	$991	$687	$4,334	$1,196	$990	$34,018

Loans acquired with deteriorated credit quality	$5	—	$24	—	—	—	$1,067	$512	—	$1,608

	Loans, net of unearned fees – As of December 31, 2010
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$130,487	$704,984	$337,809	$17,676	$24,657	$15,629	$143,413	$23,905	$21,011	$1,419,571

Individ. evaluated for impairment	$12,193	$54,808	$10,741	$770	$1,386	$83	$5,978	$6,923	$7,424	$100,306

Loans pooled for evaluation	$110,697	$624,437	$319,996	$16,906	$23,271	$15,546	$127,071	$12,519	$13,587	$1,264,030

Loans acquired with deteriorated credit quality	$7,597	$25,739	$7,072	—	—	—	$10,364	$4,463	—	$55,235

	Allowance for Loan Losses - Year Ended December 31, 2009
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$1,929	$3,401	$7,450	$1,468	$3,737	$361	$4,453	$3,018	$1,773	$27,590
Charge-offs	(583)	(1,223)	(7,487)	(656)	(2,806)	(1,238)	(3,219)	(7,737)	(89)	(25,038)
Recoveries	40	71	98	—	484	677	71	30	—	1,471
Provision	1,232	2,822	13,423	128	571	816	5,653	6,756	49	31,450

Ending balance	$2,618	$5,071	$13,484	$940	$1,986	$616	$6,958	$2,067	$1,733	$35,473

Ending balance:
Individ. evaluated for impairment	$607	$226	$2,577	$173	$621	$93	$915	$31	$484	$5,727

Loans pooled for evaluation	$2,011	$4,846	$10,906	$767	$1,365	$523	$6,042	$2,036	$1,250	$29,746

	Loans, net of unearned fees - As of December 31, 2009
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$141,272	$702,781	$345,025	$23,128	$46,755	$13,815	$164,093	$39,118	$19,583	$1,495,570

Individ. evaluated for impairment	$4,633	$14,545	$7,996	$536	$1,998	$216	$2,755	$1,380	$10,074	$44,133

Loans pooled for evaluation	$136,639	$688,236	$337,029	$22,592	$44,757	$13,599	$161,338	$37,738	$9,509	$1,451,437

At December 31, 2009, the Company had no loans classified as “acquired with deteriorated credit quality”.

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including, but not limited to, trends relating to (i) the level of criticized and classified loans, (ii) net charge-offs, (iii) non-performing loans, and (iv) delinquency within the portfolio.
The Company utilizes a risk grading system to assign a risk grade to each of its loans. Loans are graded on a scale ranging from Pass to Loss. A description of the general characteristics of the risk grades is as follows:
•	Pass — This grade represents loans ranging from acceptable to very little or no credit risk. These loans typically meet most if not all policy standards in regard to: loan amount as a percentage of collateral value, debt service coverage, profitability, leverage, and working capital.
•	Special Mention — This grade represents “Other Assets Especially Mentioned” in accordance with regulatory guidelines and includes loans that display some potential weaknesses which, if left unaddressed, may result in deterioration of the repayment prospects for the asset or may inadequately protect the Company’s position in the future. These loans warrant more than normal supervision and attention.
•	Substandard — This grade represents “Substandard” loans in accordance with regulatory guidelines. Loans within this rating typically exhibit weaknesses that are well defined to the point that repayment is jeopardized. Loss potential is, however, not necessarily evident. The underlying collateral supporting the credit appears to have sufficient value to protect the Company from loss of principal and accrued interest, or the loan has been written down to the point where this is true. There is a definite need for a well defined workout/rehabilitation program.
•	Doubtful — This grade represents “Doubtful” loans in accordance with regulatory guidelines. An asset classified as Doubtful has all the weaknesses inherent in a loan classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and financing plans.
•	Loss — This grade represents “Loss” loans in accordance with regulatory guidelines. A loan classified as Loss is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan, even though some recovery may be affected in the future. The portion of the loan that is graded loss should be charged off no later than the end of the quarter in which the loss is identified.
The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Credit Quality Indicators — As of December 31, 2010
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total

Originated loan balances:
Pass	$106,967	$543,492	$312,315	$16,740	$22,405	$15,363	$108,511	$8,190	$8,940	$1,142,923
Special mention	1,259	60,171	1,884	23	45	11	14,518	3,395	4,397	85,703
Substandard	14,664	75,582	16,538	913	2,207	255	10,020	7,857	7,674	135,710

Total	$122,890	$679,245	$330,737	$17,676	$24,657	15,629	$133,049	$19,442	$21,011	$1,364,336

PCI loans	$7,597	$25,739	$7,072	—	—	—	$10,364	$4,463	—	$55,235

Total loans	$130,487	$704,984	$337,809	$17,676	$24,657	$15,629	$143,413	$23,905	$21,011	$1,419,571

	Credit Quality Indicators — As of December 31, 2009
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total

Originated loan balances:
Pass	$131,589	$570,190	$332,105	$21,662	$43,126	$13,278	$127,154	$15,143	$14,221	$1,268,468
Special mention	2,394	87,195	1,579	585	228	144	28,175	8,482	2,583	131,365
Substandard	7,289	45,396	11,338	881	3,401	393	8,764	15,493	2,779	95,734
Loss	—	—	3	—	—	—	—	—	—	3

Total loans	$141,272	$702,781	$345,025	$23,128	$46,755	$13,815	$164,093	$39,118	$19,583	$1,495,570

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
The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of December 31, 2010:

	Analysis of Past Due and Nonaccrual Originated Loans — As of December 31, 2010
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total

Originated Loan balance:
Past due:
30-59 Days	$2,822	$11,191	$3,546	$158	$604	$68	$1,405	$270	—	$20,064
60-89 Days	1,139	1,864	2,209	—	401	33	893	—	275	6,814
> 90 Days	7,980	20,748	6,843	694	403	7	401	1,781	612	39,469

Total past due	11,941	33,803	12,598	852	1,408	108	2,699	2,051	887	66,347
Current	110,949	645,442	318,139	16,824	23,249	15,521	130,350	17,391	20,124	1,297,989

Total loans	$122,890	$679,245	$330,737	$17,676	$24,657	$15,629	$133,049	$19,442	21,011	$1,364,336

> 90 Days and still accruing	—	$147	—	—	—	—	—	$98	—	$245

Nonaccrual loans	$11,771	$38,778	$10,604	$701	$1,296	$83	$4,618	$7,019	$872	$75,742

The following table shows the contractual ending balance of current, past due, and nonaccrual PCI loans, by loan category as of December 31, 2010 (this table is prepared on an individual loan basis):

	Analysis of Past Due and Nonaccrual PCI Loans — As of December 31, 2010
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total

PCI Loan balance:
Past due:
30-59 Days	—	$1,749	—	—	—	—	$241	—	—	$1,990
60-89 Days	—	353	505	—	—	—	79	—	—	937
> 90 Days	562	300	34	—	—	—	2,299	358	—	3,553

Total past due	562	2,402	539	—	—	—	2,619	358	—	6,480
Current	7,689	28,197	8,331	—	—	—	8,797	4,855	—	57,869

Total PCI loans	$8,251	$30,599	$8,870	—	—	—	$11,416	$5,213	—	$64,349

At December 31, 2010, the Company had no nonaccruing PCI loans.
Impaired originated loans are those where management has concluded that it is probable that the borrower will be unable to pay all amounts due under the contractual terms. The following tables show the recorded investment (financial statement balance), unpaid principal balance, average recorded investment, and interest income recognized for impaired originated loans, segregated by those with no related allowance recorded and those with an allowance recorded for the periods indicated.

	Impaired Originated Loans — As of December 31, 2010
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total

With no related allowance recorded:
Recorded investment	$6,192	$45,487	$5,354	$691	$714	$49	$4,900	$6,075	$6,609	$76,071

Unpaid principal	$7,521	$52,962	$8,755	$1,002	$1,349	$52	$5,571	$10,854	$6,797	$94,863

Average recorded Investment	$4,599	$32,575	$4,688	$425	$607	$66	$3,330	$8,137	$3,962	$58,389

Interest income Recognized	$99	$1,609	$93	$17	$37	$4	$186	$123	$377	$2,545

With an allowance recorded:
Recorded investment	$5,975	$9,349	$5,362	$79	$667	$34	$1,081	$850	$828	$24,225

Unpaid principal	$6,278	$11,122	$6,379	$82	$793	$37	$1,398	$1,235	$898	$28,222

Related allowance	$1,654	$1,042	$2,933	$78	$239	$14	$590	$116	$279	$6,945

Average recorded Investment	$4,204	$5,844	$4,373	$326	$1,112	$84	$1,285	$1,597	$563	$19,388

Interest income Recognized	$222	$506	$129	$5	$17	$1	$46	$14	$22	$962

	Impaired Originated Loans — As of December 31, 2009
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total

With no related allowance recorded:
Recorded investment	$3,005	$19,663	$4,021	$159	$500	$82	$1,760	$10,198	$1,315	$40,703

Unpaid principal	$3,518	$24,310	$5,395	$379	$833	$155	$1,847	$14,639	$1,466	$52,542

Average recorded Investment	$3,084	$12,047	$2,979	$121	$309	$51	$1,423	$5,945	$658	$26,617

Interest income Recognized	$20	$878	$78	$13	$31	$10	$153	$221	$10	$1,414

With an allowance recorded:
Recorded investment	$2,433	$2,339	$3,383	$572	$1,557	$134	$1,488	$2,344	$297	$14,547

Unpaid principal	$2,478	$2,546	$4,085	$579	$1,906	$138	$1,529	$3,275	$297	$16,833

Related allowance	$622	$225	$2,255	$481	$621	$93	$915	$427	$88	$5,727

Average recorded Investment	$1,230	$1,261	$1,883	$306	$1,833	$120	$1,120	$6,568	$361	$14,682

Interest income Recognized	$98	$56	$83	$30	$55	$6	$65	$207	$20	$620

At December 31, 2010, $36,423,000 of originated loans were TDR and classified as impaired. The Company had obligations to lend $415,000 of additional funds on these TDR as of December 31, 2010.
Note 6 — Foreclosed Assets
A summary of the activity in the balance of foreclosed assets follows (in thousands):

	Year ended December 31, 2010			Year ended December 31, 2009
	Noncovered	Covered	Total	Noncovered	Covered	Total

Beginning balance, net	$3,726	—	$3,726	$1,185	—	$1,185
Additions/transfers from loans	6,476	$5,843	12,319	4,407	—	4,407
Dispositions/sales	(4,305)	(305)	(4,610)	(1,646)	—	(1,646)
Valuation adjustments	(897)	(625)	(1,522)	(220)	—	(220)

Ending balance, net	$5,000	$4,913	$9,913	$3,726	—	$3,726

Ending valuation allowance	$(699)	$(625)	$(1,324)	$(190)	—	$(190)

Ending number of foreclosed assets	31	13	44	15	—	15

Proceeds from sale of foreclosed assets	$4,866	$306	$5,172	$1,815	—	$1,815

Gain (loss) on sale of foreclosed assets	$561	$1	$562	$168	—	$168

Note 7 — Premises and Equipment
Premises and equipment were comprised of:

	December 31,
	2010	2009
	(in thousands)
Premises	$19,902	$18,705
Furniture and equipment	26,009	25,104

	45,911	43,809
Less: Accumulated depreciation	(30,556)	(28,888)

	15,355	14,921
Land and land improvements	3,765	3,821

	$19,120	$18,742

Depreciation expense for premises and equipment amounted to $2,731,000, $2,592,000, and $2,707,000 in 2010, 2009, and 2008, respectively.
Note 8 — Cash Value of Life Insurance
A summary of the activity in the balance of cash value of life insurance follows (in thousands):

	Year ended December 31,
	2010	2009

Beginning balance	$48,694	$46,815
Increase in cash value of life insurance	1,847	1,879

Ending balance	$50,541	$48,694

The Bank is the owner and beneficiary of 140 life insurance policies, issued by 6 life insurance companies, covering 39 current and former employees and directors (Insured). These life insurance policies are recorded on the Companies financial statements at their reported cash (surrender) values. As a result of current tax law, and the nature of these policies, the Bank records any increase in cash value of these policies as nontaxable noninterest income. If the Bank decided to surrender any of the policies prior to the death of the insured, such surrender may result in a tax expense related to the life-to-date cumulative increase in cash value of the policy. If the Bank retains such policies until the death of the insured, the Bank would receive nontaxable proceeds from the insurance company equal to the death benefit of the policies. The insurance policies noted above had death benefits totaling $97,701,000 and $96,638,000 at December 31, 2010 and 2009, respectively. The Bank has entered into Joint Beneficiary Agreements (JBAs) with certain of the insured that for certain of the policies provide some level of sharing of the death benefit, less the cash surrender value, among the Bank and the beneficiaries of the insured upon the receipt of death benefits. See Note 15 of these consolidated financial statements for additional information on of JBAs.
Note 9 — Goodwill and Other Intangible Assets
The following table summarizes the Company’s goodwill intangible as of December 31, 2010 and 2009.

	December 31,			December 31,
(Dollar in Thousands)	2009	Additions	Reductions	2010

Goodwill	$15,519	—	—	$15,519

The following table summarizes the Company’s core deposit intangibles as of December 31, 2010 and 2009.

	December 31,			December 31,
(Dollar in Thousands)	2009	Additions	Reductions	2010

Core deposit intangibles	$3,365	$562	—	$3,927
Accumulated amortization	(3,040)	—	$(307)	(3,347)

Core deposit intangibles, net	$325	$562	$(307)	$580

The Company recorded additions to CDI of $562,000 in conjunction with the Granite acquisition on May 28, 2010. The following table summarizes the Company’s estimated core deposit intangible amortization (dollars in thousands):

Estimated Core Deposit
Years Ended	Intangible Amortization
2011	$145
2012	81
2013	81
2014	80
2015	80
Thereafter	113

Note 10 — Mortgage Servicing Rights
The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

	Years ended December 31,
	2010	2009	2008

Balance at beginning of period	$4,089	$2,972	$4,087
Additions	1,545	1,668	745
Change in fair value	(1,029)	(551)	(1,860)

Balance at end of period	$4,605	$4,089	$2,972

Contractually specified servicing fees, late fees and ancillary fees earned	$1,303	$1,139	$1,036
Balance of loans serviced at:
Beginning of period	$505,947	$431,195	$406,743
End of period	$573,300	$505,947	$431,195
Weighted-average prepayment speed (CPR)	15.4%	17.3%	25.4%
Discount rate	9.0%	9.0%	9.0%
The changes in fair value of MSRs that occurred during 2010 and 2009 were mainly due to principal reductions and changes in estimate life of the MSRs.
Note 11 — Indemnification Asset
A summary of the activity in the balance of indemnification asset follows (in thousands):

	Year ended December 31,
	2010	2009

Beginning balance	—	—
Additions (Granite acquisition May 28, 2010)	$7,466	—
Effect of actual covered losses and change in estimated future covered losses	1,274	—
Reimbursable expenses incurred	160	—
Payments received	(3,260)	—

Ending balance	$5,640	—

Note 12 — Other Assets
Other assets were comprised of (in thousands):

	Year ended December 31,
	2010	2009

Deferred tax asset, net	$28,046	$22,472
Software	1,127	1,209
Prepaid expenses & miscellaneous other assets	8,109	15,758

Total other assets	$37,282	$39,439

The majority of prepaid expenses & miscellaneous other assets at December 31, 2010 and 2009 consisted of prepaid FDIC assessment. In November of 2009, the FDIC adopted an amendment to its assessment regulations to require insured institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of calendar 2009 and for all of the calendar years 2010, 2011 and 2012. The amount of the prepayment was generally determined based upon an institution’s assessment rate in effect on September 30, 2009, adjusted to reflect a 5% growth and as an assessment rate increase of three cents per $100 of deposits effective January 1, 2011. The Bank’s prepayment amount was $10,544,000.
Note 13 — Deposits
A summary of the balances of deposits follows (in thousands):

	December 31,
	2010	2009

Noninterest-bearing demand	$424,070	$377,334
Interest-bearing demand	395,413	359,179
Savings	585,850	511,683
Time certificates, $100,000 and over	235,992	322,076
Other time certificates	210,848	258,240

Total deposits	$1,852,173	$1,828,512

Certificate of deposit balances of $5,000,000 and $79,000,000 from the State of California were included in time certificates, $100,000 and over, at December 31, 2010 and 2009, respectively. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $1,513,000 and $1,423,000 were classified as consumer loans at December 31, 2010 and 2009, respectively.
At December 31, 2010, the scheduled maturities of time deposits were as follows (in thousands):

Scheduled
Maturities
2011	$365,000
2012	43,221
2013	7,884
2014	6,209
2015	24,512
Thereafter	14

Total	$446,840

Note 14 — Reserve for Unfunded Commitments
The following tables summarize the activity in reserve for unfunded commitments for the periods indicated (dollars in thousands):

	Years ended December 31,
	2010	2009	2008

Balance at beginning of period	$3,640	$2,565	$2,090
Provision for losses — Unfunded commitments	(1,000)	1,075	475

Balance at end of period	$2,640	$3,640	$2,565

Note 15 — Other Liabilities
Other liabilities were comprised of (in thousands):

	December 31,
	2010	2009

Deferred compensation	$8,289	$8,207
Supplemental retirement	9,873	8,946
Additional minimum pension liability	5,770	4,143
Joint beneficiary agreements	1,851	1,630
Miscellaneous other liabilities	3,387	3,188

Total other liabilities	$29,170	$26,114

Note 16 — Other Borrowings
A summary of the balances of other borrowings follows:

	December 31,
	2010	2009
	(in thousands)
Borrowing under security repurchase agreement, rate is fixed at 4.72% and principal is callable in its entirety by lender on a quarterly basis until final maturity on August 30, 2012.	$50,000	$50,000
Other collateralized borrowings, fixed rate, as of December 31, 2010, of 0.15% payable on January 3, 2011	12,020	16,753

Total other borrowings	$62,020	$66,753

During August 2007, the Company entered into a security repurchase agreement with principal balance of $50,000,000 and terms as described above. As of December 31, 2010, the Company has pledged as collateral and sold under an agreement to repurchase investment securities with fair value of $60,302,000 under this security repurchase agreement. The Company did not enter into any other repurchase agreements during 2010 or 2009. The average balance of repurchase agreements for 2010 and 2009 was $50,000,000, with an average rate of 4.72% and 1.85%, respectively.

The Company had $12,020,000 and $16,753,000 of other collateralized borrowings at December 31, 2010and 2009, respectively. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of December 31, 2010, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $25,132,000 under these other collateralized borrowings.
The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at December 31, 2010, this line provided for maximum borrowings of $434,534,000 of which none was outstanding, leaving $434,534,000 available. As of December 31, 2010, the Company has designated loans totaling $929,482,000 as potential collateral under this collateralized line of credit with the FHLB.
The Company maintains a collateralized line of credit with the Federal Reserve Bank of San Francisco. As of December 31, 2010, this line provided for maximum borrowings of $83,294,000 of which none was outstanding, leaving $83,294,000 available. As of December 31, 2010, the Company has designated investment securities with fair value of $1,145,000 and loans totaling $124,598,000 as potential collateral under this collateralized line of credit with the FRB.
The Company has available unused correspondent banking lines of credit from commercial banks totaling $5,000,000 for federal funds transactions at December 31, 2010.
Note 17 — Junior Subordinated Debt
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
The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust I are reflected as junior subordinated debt in the consolidated balance sheets. The common stock issued by TriCo Capital Trust I are recorded in other assets in the consolidated balance sheets.
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
The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust II are reflected as junior subordinated debt in the consolidated balance sheets. The common stock issued by TriCo Capital Trust II is recorded in other assets in the consolidated balance sheets.

The debentures issued by TriCo Capital Trust I and TriCo Capital Trust II, less the common securities of TriCo Capital Trust I and TriCo Capital Trust II, continue to qualify as Tier 1 or Tier 2 capital under interim guidance issued by the Board of Governors of the Federal Reserve System (Federal Reserve Board).
Note 18 — Commitments and Contingencies
Restricted Cash Balances— Reserves (in the form of deposits with the Federal Reserve Bank) of $13,351,000 and $11,803,000 were maintained to satisfy Federal regulatory requirements at December 31, 2010 and 2009. These reserves are included in cash and due from banks in the accompanying balance sheets.
Lease Commitments— The Company leases 46 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.
During 2009, the Company leased one branch building for which the lease was accounted for as a capital lease. The cost basis of the building under this capital lease was $831,000 with accumulated depreciation of $831,000 at December 31, 2009. This lease expired in December 2009. As of December 31, 2009, the cost basis and accumulated depreciation of $831,000 for this building under capital lease were removed from the respective totals for premises and accumulated depreciation. Depreciation expense related to this building under capital lease was included in the depreciation expense for premises and equipment noted above. The Company continues to occupy the building under a new operating lease. The Company currently does not have any capital leases.
At December 31, 2010, future minimum commitments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating
Leases
(in thousands)
2011	$2,431
2012	1,935
2013	1,550
2014	997
2015	405
Thereafter	787

Future minimum lease payments	$8,105

Rent expense under operating leases was $3,049,000 in 2010, $2,753,000 in 2009, and $2,672,000 in 2008. Rent expense was offset by rent income of $86,000 in 2010, $86,000 in 2009, and $85,000 in 2008.
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
The following table presents a summary of the Bank’s commitments and contingent liabilities:

	December 31,	December 31,
(in thousands)	2010	2009

Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$116,785	$118,151
Consumer loans	380,269	405,959
Real estate mortgage loans	14,366	16,674
Real estate construction loans	7,174	19,258
Standby letters of credit	5,022	5,896
Deposit account overdraft privilege	38,600	36,489

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
In July 2009, Visa deposited an additional $700 million into the litigation escrow account. While the outcome of the remaining litigation cases remains unknown, this addition to the escrow account provides additional reserves to cover potential losses. As a result of the deposit, the conversion ratio applicable to Class B common stock outstanding decreased further from 0.6296 per Class A share to 0.5824 per Class A share. In May 2010, Visa deposited an additional $500 million into the litigation escrow account. As a result of the deposit, the conversion ratio applicable to Class B common stock outstanding decreased further from 0.5824 per Class A share to 0.5550 per Class A share. In October 2010, Visa deposited an additional $800 million into the litigation escrow account. As a result of the deposit, the conversion ratio applicable to Class B common stock outstanding decreased further from 0.5550 per Class A share to 0.5102 per Class A share.
The remaining unredeemed shares of Visa Class B common stock are restricted and may not be transferred until the later of (1) three years from the date of the initial public offering or (2) the period of time necessary to resolve the covered litigation. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus. As of December 31, 2010, the value of the Class A shares was $70.38 per share. Utilizing the new conversion ratio effective in July 2009, the value of unredeemed Class A equivalent shares owned by the Company was $367,000 as of December 31, 2010, and has not been reflected in the accompanying financial statements.
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

Note 19 — Shareholders’ Equity
Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $7,650,000, $9,060,000, and $12,348,000, in 2010, 2009 and 2008, respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Financial Institutions. Absent approval from the Commissioner of Financial Institutions of California, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this regulation, at December 31, 2010, the Bank may pay dividends of $7,859,000.
Shareholders’ Rights Plan
On June 25, 2001, the Company announced that its Board of Directors adopted and entered into a Shareholder Rights Plan designed to protect and maximize shareholder value and to assist the Board of Directors in ensuring fair and equitable benefit to all shareholders in the event of a hostile bid to acquire the Company.
The Company adopted this Rights Plan to protect stockholders from coercive or otherwise unfair takeover tactics. In general terms, the Rights Plan imposes a significant penalty upon any person or group that acquires 15% or more of the Company’s outstanding common stock without approval of the Company’s Board of Directors. The Rights Plan was not adopted in response to any known attempt to acquire control of the Company.
Under the Rights Plan, a dividend of one Preferred Stock Purchase Right was declared for each common share held of record as of the close of business on July 10, 2001. No separate certificates evidencing the Rights will be issued unless and until they become exercisable.
The Rights generally will not become exercisable unless an acquiring entity accumulates or initiates a tender offer to purchase 15% or more of the Company’s common stock. In that event, each Right will entitle the holder, other than the unapproved acquirer and its affiliates, to purchase either the Company’s common stock or shares in an acquiring entity at one-half of market value.
The Right’s initial exercise price, which is subject to adjustment, is $49.00 per Right. The Company’s Board of Directors generally will be entitled to redeem the Rights at a redemption price of $.01 per Right until an acquiring entity acquires a 15% position. The Rights expire on July 10, 2011.
Stock Repurchase Plan
On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company’s common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this stock repurchase plan represented approximately 3.2% of the Company’s 15,814,662 outstanding common shares as of August 21, 2007. This stock repurchase plan has no expiration date. As of December 31, 2010, the Company had repurchased 166,600 shares under this plan.
Stock Repurchased Under Equity Compensation Plans
During the years ended December 31, 2010, 2009 and 2008, employees tendered 74,018, 25,561, and 6,469 shares, respectively, of the Company’s common stock with market value of $1,364,000, $652,000 and $142,000, respectively, in lieu of cash to exercise options to purchase shares of the Company’s stock and to pay income taxes related to such exercises as permitted by the Company’s shareholder-approved equity compensation plans. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised. Stock repurchased under equity incentive plans are not counted in the total of stock repurchased under the stock repurchase plan announced August 21, 2007.
Note 20 — Stock Options and Other Equity-Based Incentive Instruments
In March 2009, the Company’s Board of Directors adopted the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2009 Plan was approved by the Company’s shareholders in May 2009. The 2009 Plan allows for the granting of the following types of “stock awards” (Awards): incentive stock options, nonstatutory stock options, performance awards, restricted stock, restricted stock unit awards and stock appreciation rights. Subject to certain adjustments, the maximum aggregate number of shares of TriCo’s common stock which may be issued pursuant to or subject to Awards is 650,000. The number of shares available for issuance under the 2009 Plan shall be reduced by: (i) one share for each share of common stock issued pursuant to a stock option or a Stock Appreciation Right and (ii) two shares for each share of common stock issued pursuant to a Performance Award, a Restricted Stock Award or a Restricted Stock Unit Award. When Awards made under the 2009 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2009 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares against the number of shares again becomes available for issuance under the 2009 Plan, the number of shares of common stock available for issuance under the 2009 Plan shall increase by two shares. Shares awarded and delivered under the 2009 Plan may be authorized but unissued, or reacquired shares. As of December 31, 2010, 215,000 options for the purchase of common shares remain outstanding, and 435,000 remain available for grant, under the 2009 Plan.

In May 2001, the Company adopted the TriCo Bancshares 2001 Stock Option Plan (2001 Plan) covering officers, employees, directors of, and consultants to, the Company. Under the 2001 Plan, the option exercise price cannot be less than the fair market value of the Common Stock at the date of grant except in the case of substitute options. Options for the 2001 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 2001 Plan are determined individually for each grant. As of December 31, 2010, 1,210,185 options for the purchase of common shares remain outstanding under the 2001 Plan. As of May 2009, as a result of the shareholder approval of the 2009 Plan, no new options may be granted under the 2001 Plan.
Stock option activity during 2010 is summarized in the following table:

			Weighted	Weighted
			Average	Average Fair
	Number	Option Price	Exercise	Value on
	Of Shares	Per Share	Price	Date of Grant
Outstanding at December 31, 2009	1,366,588	$5.65 to $25.91	$14.71
Options granted	215,000	$17.54 to $17.54	$17.54	$7.93
Options exercised	(146,403)	$5.65 to $12.71	$8.40
Options forfeited	(10,000)	$12.38 to $20.58	$16.48
Outstanding at December 31, 2010	1,425,185	$8.05 to $25.91	$15.78
The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of December 31, 2010:

	Currently	Currently Not	Total
(dollars in thousands except exercise price)	Exercisable	Exercisable	Outstanding
Number of options	1,083,065	342,120	1,425,185
Weighted average exercise price	$14.98	$18.29	$15.78
Intrinsic value (thousands)	$2,686	$38	$2,724
Weighted average remaining contractual term (yrs.)	3.09	8.44	4.37
The 342,120 options that are not currently exercisable as of December 31, 2010 are expected to vest, on a weighted-average basis, over the next 2.85 years, and the Company is expected to recognize $1,966,000 of pre-tax compensation costs related to these options as they vest.
The following table shows the total intrinsic value of options exercised, the total fair value of options vested, total compensation costs for options recognized in income, and total tax benefit recognized in income related to compensation costs for options during the periods indicated:

	Years Ended December 31,
	2010	2009	2008

Intrinsic value of options exercised	$1,429,000	$323,000	$250,000
Fair value of options that vested	$800,000	$477,000	$629,000
Total compensation costs for options recognized in income	$800,000	$477,000	$629,000
Total tax benefit recognized in income related to compensation costs for options	$336,000	$197,000	$230,000
Weighted average fair value of grants (per option)	$7.93	$4.24	$4.54
The Company did not modify any option grants in 2010, 2009, or 2008.
The fair value of the Company’s stock option grants is estimated on the measurement date, which, for the Company, is the date of grant. The fair value of stock options is estimated using the Black-Scholes option-pricing model. The Company estimated expected market price volatility and expected term of the options based on historical data and other factors. The weighted-average assumptions used to determine the fair value of options granted are detailed in the table below:

	Years Ended December 31,
Assumptions used to value option grants:	2010	2009	2008

Average expected terms (years)	8.5	9.0	8.5
Volatility	49.7%	46.4%	33.2%
Annual rate of dividends	2.05%	4.12%	3.12%
Discount rate	2.82%	2.85%	3.85%

Note 21 — Noninterest Income and Expenses
The components of other noninterest income were as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Service charges on deposit accounts	$15,296	$16,080	$15,744
ATM and interchange fees	6,078	4,925	4,515
Other service fees	1,452	1,229	1,120
Mortgage banking service fees	1,303	1,139	1,036
Change in value of mortgage servicing rights	(1,029)	(551)	(1,860)

Total service charges and fees	23,100	22,822	20,555

Gain on sale of loans	3,647	3,466	1,127
Commissions on sale of non-deposit investment products	1,209	1,632	2,069
Increase in cash value of life insurance	1,847	1,879	1,834
Change in indemnification asset	1,274	—	—
Gain on sale of foreclosed assets	562	168	51
Legal settlement	400	—	—
Bargain purchase gain	232	—	—
Sale of customer checks	213	190	215
Lease brokerage income	116	156	257
Gain (loss) on disposal of fixed assets	(58)	(138)	(2)
Commission rebates	(67)	(60)	173
Other	220	214	808

Total other noninterest income	9,595	7,507	6,532

Total noninterest income	$32,695	$30,329	$27,087

Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights, totaling $274,000, $588,000, and ($824,000) were recorded in service charges and fees noninterest income for the years ended December 31, 2010, 2009, and 2008, respectively.

The components of noninterest expense were as follows (in thousands):	Years Ended December 31,
	2010	2009	2008

Base salaries, net of deferred loan origination costs	$28,255	$27,110	$25,374
Incentive compensation	1,844	2,792	2,860
Benefits and other compensation costs	10,006	9,908	9,878

Total salaries and benefits expense	40,105	39,810	38,112

Equipment and data processing	$6,652	$6,516	$6,405
Occupancy	5,717	5,096	4,929
Assessments	3,253	3,750	570
Professional fees	2,478	1,783	1,853
Advertising	2,340	2,175	1,751
ATM network charges	1,851	2,433	2,081
Telecommunications	1,817	1,689	1,914
Provision for foreclosed asset losses	1,522	220	—
Postage	1,037	991	930
Courier service	826	796	1,069
Foreclosed assets expense	625	491	158
Operational losses	394	314	577
Intangible amortization	307	328	523
Change in reserve for unfunded commitments	(1,000)	1,075	475
Other	9,281	7,983	7,391

Total other noninterest expense	37,100	35,640	30,626

Total noninterest income	$77,205	$75,450	$68,738

Note 22 — Income Taxes
The components of consolidated income tax expense are as follows:

	2010	2009	2008
	(in thousands)
Current tax expense
Federal	$5,509	$6,308	$11,789
State	1,824	2,392	4,070

	7,333	8,700	15,859

Deferred tax benefit
Federal	(3,586)	(2,396)	(4,221)
State	(1,281)	(1,119)	(1,477)

	(4,867)	(3,515)	(5,698)

Total tax expense	$2,466	$5,185	$10,161

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense for financial and tax reporting purposes. The net change during the year in the deferred tax asset or liability results in a deferred tax expense or benefit.
Taxes recorded directly to shareholders’ equity are not included in the preceding table. These taxes (benefits) relating to changes in minimum pension liability amounting to ($684,000) in 2010, ($616,000) in 2009, and $543,000 in 2008, unrealized gains and losses on available-for-sale investment securities amounting to ($17,000) in 2010, $776,000 in 2009, and $2,035,000 in 2008, taxes (benefits) related to employee stock options of $0 in 2010, ($30,000) in 2009, and $444,000 in 2008, and taxes (benefits) related to changes in joint beneficiary agreement liability of $0 in 2010, $1,000 in 2009 and ($340,000) in 2008, were recorded directly to shareholders’ equity.
The temporary differences, tax effected, which give rise to the Company’s net deferred tax asset recorded in other assets are as follows as of December 31 for the years indicated:

	2010	2009
	(in thousands)
Deferred tax assets:
Allowance for losses	$19,009	$16,446
Deferred compensation	3,485	3,451
Accrued pension liability	4,151	3,761
Additional minimum pension liability	2,426	1,742
State taxes	599	828
Intangible amortization	307	561
Stock option expense	1,201	865
Nonaccrual interest	2,173	1,242
Joint beneficiary agreement liability	739	685
Acquisition cost basis	2,903	—
OREO write downs	734	176

Total deferred tax assets	37,727	29,757

Deferred tax liabilities:
Securities income	(1,197)	(1,297)
Unrealized gain on securities	(3,337)	(3,354)
Depreciation	(349)	(527)
Core deposit premium	(18)	(136)
Merger related fixed asset valuations	(379)	(379)
Securities accretion	(192)	(216)
Mortgage servicing rights valuation	(1,343)	(924)
Indemnification asset	(2,371)	—
Other, net	(495)	(452)

Total deferred tax liability	(9,681)	(7,285)

Net deferred tax asset	$28,046	$22,472

The Company believes that a valuation allowance is not needed to reduce the deferred tax assets as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.
The Company had no unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings. The Company had no unrecognized tax benefits at January 1, 2007, December 31, 2007, December 31, 2008, December 31, 2009, or December 31, 2010. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2010, 2009 and 2008 the Company recognized no interest and penalties. The Company files income tax returns in the U.S. federal jurisdiction, and California. With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2007.

The provisions for income taxes applicable to income before taxes for the years ended December 31, 2010, 2009 and 2008 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

	Years Ended December 31,
	2010	2009	2008

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.2	5.5	6.3
Tax-exempt interest on municipal obligations	(2.8)	(2.2)	(1.5)
Increase in cash value of insurance policies	(7.6)	(4.4)	(2.4)
Other	0.3	0.3	0.3

Effective Tax Rate	29.1%	34.2%	37.7%

Note 23 — Earnings Per Share
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

	Years ended December 31,
	2010	2009	2008

Net income (in thousands)	$6,005	$9,962	$16,798
Average number of common shares outstanding	15,851	15,783	15,771
Effect of dilutive stock options	190	228	280

Average number of common shares outstanding used to calculate diluted earnings per share	16,041	16,011	16,051

Based on an average of quarterly computations, there were 578,310, 552,870, and 291,490 options excluded from the computation of annual diluted earnings per share for the years ended December 31, 2010, 2009 and 2008, respectively, because the effect of these options was antidilutive. During the quarter ended December 31, 2010, there were 826,170 options excluded from the computation of quarterly diluted earnings per share because the effect of these options was antidilutive.
Note 24 — Comprehensive Income
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

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Unrealized holding gains (losses) on available-for-sale securities	$(41)	$1,846	$4,839
Tax effect	17	(776)	(2,035)

Unrealized holding gains (losses) on available-for-sale securities, net of tax	(24)	1,070	2,804

Change in minimum pension liability	(1,627)	(1,466)	1,293
Tax effect	684	616	(543)

Change in minimum pension liability, net of tax	(943)	(850)	750

Change in joint beneficiary agreement liability	(1)	3	94
Tax effect	—	(1)	(40)

Change in joint beneficiary agreement liability, net of tax	(1)	2	54

	$(968)	$222	$3,608

The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows:

	December 31,
	2010	2009
	(in thousands)
Net unrealized gains (losses) on available-for-sale securities	$7,936	$7,977
Tax effect	(3,337)	(3,354)

Unrealized holding gains (losses) on available-for-sale securities, net of tax	4,599	4,623

Minimum pension liability	(5,770)	(4,143)
Tax effect	2,426	1,742

Minimum pension liability, net of tax	(3,344)	(2,401)

Joint beneficiary agreement liability	96	97
Tax effect	(41)	(41)

Joint beneficiary agreement liability, net of tax	55	56

Accumulated other comprehensive income (loss)	$1,310	$2,278

Note 25 — Retirement Plans 401(k) Plan
The Company sponsors a 401(k) Plan whereby substantially all employees age 21 and over with 90 days of service may participate. Participants may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company does not contribute to the 401(k) Plan. The Company did not incur any material expenses attributable to the 401(k) Plan during 2010, 2009, and 2008.
Employee Stock Ownership Plan
Substantially all employees with at least one year of service are covered by a discretionary employee stock ownership plan (ESOP). Contributions are made to the plan at the discretion of the Board of Directors. Contributions to the plan totaling $1,046,000 in 2010, $1,650,000 in 2009, and $1,560,000 in 2008 are included in salary expense. Company shares owned by the ESOP are paid dividends and included in the calculation of earnings per share exactly as other common shares outstanding.
Deferred Compensation Plans
The Company has deferred compensation plans for directors and key executives, which allow directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s deferred compensation obligations of $8,289,000, and $8,207,000 at December 31, 2010 and 2009, respectively. Earnings credits on deferred balances totaling $683,000 in 2010, $750,000 in 2009, and $787,000 in 2008 are included in noninterest expense.
Supplemental Retirement Plans
The Company has supplemental retirement plans for directors and key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s retirement obligations. The cash values of the insurance policies purchased to fund the deferred compensation obligations and the supplemental retirement obligations were $50,541,000 and $48,694,000 at December 31, 2010 and 2009, respectively.
The Company recorded in other liabilities an additional minimum pension liability of $5,770,000 and $4,143,000 related to the supplemental retirement plans as of December 31, 2010 and 2009, respectively. These amounts represent the amount by which the projected benefit obligations for these retirement plans exceeded the fair value of plan assets plus amounts previously accrued related to the plans. The projected benefit obligation is recorded in other liabilities.
At December 31, 2010 and 2009, the additional minimum pension liability of $5,770,000 and $4,143,000 were offset by a reduction of shareholders’ equity accumulated other comprehensive loss of $3,344,000 and $2,401,000, respectively, representing the after-tax impact of the additional minimum pension liability, and the related deferred tax asset of $2,426,000 and $1,742,000, respectively. The Company expects to recognize approximately $386,000 of the net actuarial loss reported in the following table as of December 31, 2010 as a component of net periodic benefit cost during 2011.
Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net period benefit cost of the Company’s defined benefit pension plans are presented in the following table.

	December 31,
(in thousands)	2010	2009

Net actuarial loss	$(5,329)	$(3,547)
Deferred tax benefit	2,356	1,492

Amount included in accumulated other comprehensive loss, net of tax	$2,973	$(2,055)

Information pertaining to the activity in the supplemental retirement plans, using a measurement date of December 31, is as follows:

	December 31,
	2010	2009
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$(13,089)	$(11,016)
Service cost	(524)	(395)
Interest cost	(764)	(695)
Amendments		—
Actuarial gain/(loss)	(1,999)	(1,720)
Benefits paid	733	737

Benefit obligation at end of year	$(15,643)	$(13,089)

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—

Fair value of plan assets at end of year	$—	$—

Funded status	$(15,643)	$(13,089)
Unrecognized net obligation existing at January 1, 1986	17	19
Unrecognized net actuarial loss	5,329	3,547
Unrecognized prior service cost	424	577
Accumulated other comprehensive income	(5,770)	(4,143)

Accrued benefit cost	$(15,643)	$(13,089)

Accumulated benefit obligation	$(12,564)	$(10,285)
The following table sets forth the net periodic benefit cost recognized for the supplemental retirement plans:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Net pension cost included the following components:
Service cost-benefits earned during the period	$523	$395	$555
Interest cost on projected benefit obligation	764	695	664
Amortization of net obligation at transition	2	2	2
Amortization of prior service cost	153	153	180
Recognized net actuarial loss	218	99	148

Net periodic pension cost	$1,660	$1,344	$1,549

The following table sets forth assumptions used in accounting for the plans:

	Years Ended December 31,
	2010	2009	2008

Discount rate used to calculate benefit obligation	5.50%	6.00%	6.50%
Discount rate used to calculate net periodic pension cost	5.50%	6.00%	6.00%
Average annual increase in executive compensation	4.00%	4.00%	4.00%
Average annual increase in director compensation	2.50%	2.50%	2.50%
The following table sets forth the expected benefit payments to participants and estimated contributions to be made by the Company under the supplemental retirement plans for the years indicated:

	Expected Benefit	Estimated
	Payments to	Company
Years Ended	Participants	Contributions
	(in thousands)
2011	$754,000	$754,000
2012	777,100	777,100
2013	882,000	882,000
2014	886,800	886,800
2015	886,800	886,800
2016-2020	5,693,400	5,693,400

Note 26 — Related Party Transactions
Certain directors, officers, and companies with which they are associated were customers of, and had banking transactions with, the Company or the Bank in the ordinary course of business. It is the Company’s policy that all loans and commitments to lend to officers and directors be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers of the Bank.
The following table summarizes the activity in these loans for 2010 and 2009 (in thousands):

Balance December 31, 2008	$2,318
Advances/new loans	4,217
Removed/payments	(1,290)

Balance December 31, 2009	$5,245
Advances/new loans	1,999
Removed/payments	(4,673)

Balance December 31, 2010	$2,571

Note 27 — Fair Value Measurement
The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, income approach, and/or the cost approach. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of nonperformance. Securities available-for-sale and mortgage servicing rights are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or impairment write-downs of individual assets. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process.
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
Loans held for sale — Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for loans with similar characteristics. As such, we classify those loans subjected to nonrecurring fair value adjustments as Level 2.
Impaired originated loans — originated loans are not recorded at fair value on a recurring basis. However, from time to time, an originated loan is considered impaired and an allowance for loan losses is established. Originated loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of an impaired originated loan is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired originated loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired originated loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the impaired originated loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value, or the appraised value contains a significant unobservable assumption, and there is no observable market price, the Company records the impaired originated loan as nonrecurring Level 3.
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
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at December 31, 2010	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$264,181	—	$264,181	—
Obligations of states and political subdivisions	12,541	—	12,541	—
Corporate debt securities	549	—	549	—
Mortgage servicing rights	4,605	—	—	$4,605

Total assets measured at fair value	$281,876	—	$277,271	$4,605

Fair value at December 31, 2009	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$193,130	—	$193,130	—
Obligations of states and political subdivisions	17,953	—	17,953	—
Corporate debt securities	539	—	539	—
Mortgage servicing rights	4,089	—	—	4,089

Total assets measured at fair value	$215,711	—	$211,622	$4,089

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2010 and 2009. The amount included in the “Transfer into Level 3” column represents the beginning balance of an item in the period (interim quarter) for which it was designated as a Level 3 fair value measure (in thousands):

			Change
	Beginning	Transfers	Included		Ending
Year ended December 31,	Balance	into Level 3	in Earnings	Issuances	Balance

2010: Mortgage servicing rights	$4,089	—	$(1,209)	$1,545	$4,605
2009: Mortgage servicing rights	$2,972	—	$(551)	$1,668	$4,089

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated (in thousands):

Year ended December 31, 2010	Total	Level 1	Level 2	Level 3
Fair value:
Loans held for sale	$944	—	$944	—
Impaired loans	$43,345	—	—	$43,345
Noncovered foreclosed assets	1,316	—	—	1,316
Covered foreclosed assets	1,676	—	—	1,676

Total assets measured at fair value	$47,281	—	$944	$46,337

Year ended at December 31, 2009	Total	Level 1	Level 2	Level 3
Fair value:
Impaired loans	$20,109	—	—	$20,109
Noncovered foreclosed assets	360	—	—	360

Total assets measured at fair value	$20,469	—	—	$20,469

The following table presents the losses resulting from nonrecurring fair value adjustments that occurred in the periods indicated:

	Year ended December 31,
(in thousands)	2010	2009

Loans held for sale	$15	—
Originated loan	19,435	$10,515
Non-covered foreclosed assets	626	11
Covered foreclosed assets	625	—

Total loss from nonrecurring fair value adjustments	$20,701	$10,526

In addition to the methods and assumptions used to estimate the fair value of each class of financial instrument noted above, the following methods and assumptions were used to estimate the fair value of other classes of financial instruments for which it is practical to estimate the fair value.
Short-term Instruments — Cash and due from banks, fed funds purchased and sold, accrued interest receivable and payable, and short-term borrowings are considered short-term instruments. For these short-term instruments their carrying amount approximates their fair value.
Securities — For all securities, fair values are based on quoted market prices or dealer quotes.
Restricted Equity Securities — The carrying value of restricted equity securities approximates fair value as the shares can only be redeemed by the issuing institution at par.
Originated loans — The fair value of variable rate originated loans is the current carrying value. The interest rates on these originated loans are regularly adjusted to market rates. The fair value of other types of fixed rate originated loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. The allowance for loan losses is a reasonable estimate of the valuation allowance needed to adjust computed fair values for credit quality of certain originated loans in the portfolio.
PCI Loans — PCI loans are measured at estimated fair value on the date of acquisition. Carrying value is calculated as the present value of expected cash flows and approximates fair value.
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
The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:	(in thousands)		(in thousands)
Cash and due from banks	$57,254	$57,254	$61,033	$61,033
Cash at Federal Reserve and other banks	313,812	313,812	285,556	285,556
Securities available-for-sale	277,271	277,271	211,622	211,622
Restricted equity securities	9,133	9,133	9,274	9,274
Loans held for sale	4,988	4,988	4,641	4,739
Loans, net	1,377,000	1,451,151	1,460,097	1,498,347
Cash value of life insurance	50,541	50,541	48,694	48,694
Mortgage servicing rights	4,605	4,605	4,089	4,089
Indemnification asset	5,640	5,640	—	—
Financial liabilities:
Deposits	1,852,173	1,854,763	1,828,512	1,811,204
Other borrowings	62,020	65,716	66,753	70,468
Junior subordinated debt	41,238	21,444	41,238	16,701

	Contract	Fair	Contract	Fair
Off-balance sheet:	Amount	Value	Amount	Value
Commitments	$518,595	$5,186	$560,042	$5,600
Standby letters of credit	5,022	50	5,896	59
Overdraft privilege commitments	38,600	386	36,489	365

Note 28 — TriCo Bancshares Financial Statements
TriCo Bancshares (Parent Only) Balance Sheets

	December 31,
	2010	2009
	(in thousands)
Assets
Cash and Cash equivalents	$633	$575
Investment in Tri Counties Bank	240,027	240,340
Other assets	1,238	1,238

Total assets	$241,898	$242,153

Liabilities and shareholders’ equity
Other liabilities	$263	$266
Junior subordinated debt	41,238	41,238

Total liabilities	$41,501	$41,504

Shareholders’ equity:
Common stock, no par value: authorized 50,000,000 shares; issued and outstanding 15,860,138 and 15,787,753 shares, respectively	$81,554	$79,508
Retained earnings	117,533	118,863
Accumulated other comprehensive loss, net	1,310	2,278

Total shareholders’ equity	$200,397	$200,649

Total liabilities and shareholders’ equity	$241,898	$242,153

Statements of Income

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Dividend income	$—	$—	$2
Interest expense	(1,274)	(1,503)	(2,580)
Administration expense	(643)	(622)	(536)

Loss before equity in net income of Tri Counties Bank	(1,917)	(2,125)	(3,114)
Equity in net income of Tri Counties Bank:
Distributed	7,650	9,060	12,349
(Over) under distributed	(534)	2,137	6,256
Income tax benefit	806	890	1,307

Net income	$6,005	$9,962	$16,798

Statements of Cash Flows

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Operating activities:
Net income	$6,005	$9,962	$16,798
Adjustments to reconcile net income to net cash provided by operating activities:
Over (under) distributed equity in earnings of Tri Counties Bank	534	(2,137)	(6,256)
Stock option vesting expense	800	477	629
Stock option excess tax benefits	(390)	(30)	444
Net change in other assets and liabilities	(802)	(824)	(490)

Net cash provided by operating activities	6,147	7,448	11,125
Investing activities: None
Financing activities:
Issuance of common stock through option exercise	203	235	—
Stock option excess tax benefits	390	30	(444)
Repurchase of common stock	(338)	—	(2,822)
Cash dividends paid — common	(6,344)	(8,209)	(8,193)

Net cash used for financing activities	(6,089)	(7,944)	(11,459)

Increase (decrease) in cash and cash equivalents	58	(496)	(334)
Cash and cash equivalents at beginning of year	575	1,071	1,405

Cash and cash equivalents at end of year	$633	$575	$1,071

Note 29 — Regulatory Matters
The Company is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2010, that the Company meets all capital adequacy requirements to which it is subject.
As of December 31, 2010, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that Management believes have changed the institution’s category. The Bank’s actual capital amounts and ratios are also presented in the table.

					Minimum
					To Be Well
					Capitalized Under
			Minimum		Prompt Corrective
	Actual		Capital Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2010:
Total Capital (to Risk Weighted Assets):
Consolidated	$244,329	14.20%	$137,872	8.0%	N/A	N/A
Tri Counties Bank	$243,944	14.19%	$137,772	8.0%	$172,215	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$222,527	12.93%	$68,936	4.0%	N/A	N/A
Tri Counties Bank	$222,157	12.92%	$68,886	4.0%	$103,329	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$222,527	10.03%	$88,758	4.0%	N/A	N/A
Tri Counties Bank	$222,157	10.02%	$88,705	4.0%	$110,881	5.0%

As of December 31, 2009:
Total Capital (to Risk Weighted Assets):
Consolidated	$245,272	13.36%	$146,906	8.0%	N/A	N/A
Tri Counties Bank	$244,947	13.35%	$146,806	8.0%	$183,507	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$222,118	12.10%	$73,453	4.0%	N/A	N/A
Tri Counties Bank	$221,809	12.09%	$73,403	4.0%	$110,104	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$222,118	10.48%	$84,759	4.0%	N/A	N/A
Tri Counties Bank	$221,809	10.47%	$84,707	4.0%	$105,884	5.0%

Note 30 — Summary of Quarterly Results of Operations (unaudited)
The following table sets forth the results of operations for the four quarters of 2010 and 2009, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2010 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest income	$25,627	$27,233	$25,776	$25,936
Interest expense	3,036	3,497	3,642	3,958

Net interest income	22,591	23,736	22,134	21,978
Provision for loan losses	8,144	10,814	10,000	8,500

Net interest income after provision for loan losses	14,447	12,922	12,134	13,478
Noninterest income	9,881	7,163	8,104	7,547
Noninterest expense	19,470	20,524	18,408	18,803

Income before income taxes	4,858	(439)	1,830	2,222
Income tax expense	1,732	(440)	510	664

Net income	$3,126	$1	$1,320	$1,558

Per common share:
Net income (diluted)	$0.20	$0.00	$0.08	$0.10

Dividends	$0.09	$0.09	$0.09	$0.13

	2009 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest income	$27,130	$27,889	$28,432	$28,882
Interest expense	4,661	4,784	5,286	5,884

Net interest income	22,469	23,105	23,146	22,998
Provision for loan losses	7,800	8,000	7,850	7,800

Net interest income after provision for loan losses	14,669	15,105	15,296	15,198
Noninterest income	7,925	7,793	7,996	6,615
Noninterest expense	19,528	19,377	19,344	17,201

Income before income taxes	3,066	3,521	3,948	4,612
Income tax expense	753	1,266	1,436	1,730

Net income	$2,313	$2,255	$2,512	$2,882

Per common share:
Net income (diluted)	$0.14	$0.14	$0.16	$0.18

Dividends	$0.13	$0.13	$0.13	$0.13

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
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
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2010.
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
Moss Adams LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2010, and the Company’s effectiveness of internal control over financial reporting as of December 31, 2010, as stated in its reports, which are included herein.

/s/ Richard P. Smith
Richard P. Smith
President and Chief Executive Officer

/s/ Thomas J. Reddish
Thomas J. Reddish
Executive Vice President and Chief Financial Officer

March 11, 2011

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
TriCo Bancshares
We have audited the accompanying consolidated balance sheets of TriCo Bancshares and subsidiary (the Company) as of December 31, 2010 and 2009 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. We have also audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TriCo Bancshares and subsidiary as of December 31, 2010 and 2009 and the consolidated results of their operations and cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with generally accepted accounting principles in the United States of America. Also, in our opinion TriCo Bancshares maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP
Stockton, California March 11, 2011

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
During 2009 and 2010 there were no changes in the Company’s accountants.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2010, the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2010, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.
(b) Management’s Report on Internal Control over Financial Reporting and Attestation Report of Registered Public Accounting Firm
Management’s report on internal control over financial reporting is set forth on page 96 of this report and is incorporated herein by reference. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in its report, which is set forth on page 97 of this report and is incorporated herein by reference.
(c) Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
All information required to be disclosed in a current report on Form 8-K during the fourth quarter of 2010 was so disclosed.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated herein by reference from the Company’s Proxy Statement for the annual meeting of shareholders to be held on May 3, 2011, which will be filed with the Commission pursuant to Regulation 14A.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference from the Company’s Proxy Statement for the annual meeting of shareholders to be held on May 3, 2011, which will be filed with the Commission pursuant to Regulation 14A.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated herein by reference from the Company’s Proxy Statement for the annual meeting of shareholders to be held on May 3, 2011, which will be filed with the Commission pursuant to Regulation 14A.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference from the Company’s Proxy Statement for the annual meeting of shareholders to be held on May 3, 2011, which will be filed with the Commission pursuant to Regulation 14A.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference from the Company’s Proxy Statement for the annual meeting of shareholders to be held on May 3, 2011, which will be filed with the Commission pursuant to Regulation 14A.
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

Date: March 11, 2011	TRICO BANCSHARES
	By:	/s/ Richard P. Smith
Richard P. Smith,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 11, 2011	/s/ Richard P. Smith
Richard P. Smith, President, Chief Executive
Officer and Director (Principal Executive Officer)

Date: March 11, 2011	/s/ Thomas J. Reddish
Thomas J. Reddish, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 11, 2011	/s/ Donald J. Amaral
Donald J. Amaral, Director

Date: March 11, 2011	/s/ William J. Casey
William J. Casey, Director and Chairman
of the Board

Date: March 11, 2011	/s/ Craig S. Compton
Craig S. Compton, Director

Date: March 11, 2011	/s/ L. Gage Chrysler
L. Gage Chrysler, Director

Date: March 11, 2011	/s/ John S.A. Hasbrook
John S.A. Hasbrook, Director

Date: March 11, 2011	/s/ Michael W. Koehnen
Michael W. Koehnen, Director

Date: March 11, 2011	/s/ Donald E. Murphy
Donald E. Murphy, Director and
Vice Chairman of the Board

Date: March 11, 2011	/s/ Steve G. Nettleton
Steve G. Nettleton, Director

Date: March 11, 2011	/s/ Carroll R. Taresh
Carroll R. Taresh, Director

Date: March 11, 2011	/s/ Alex A. Vereschagin
Alex A. Vereschagin, Jr., Director

Date: March 11, 2011	/s/ W. Virginia Walker
W. Virginia Walker, Director

Exhibit No.	Exhibit Index
3.1	Restated Articles of Incorporation, filed as Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 16, 2009.

3.2	Bylaws of TriCo Bancshares, as amended, filed as Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed February 17, 2011.

4	Certificate of Determination of Preferences of Series AA Junior Participating Preferred Stock filed as Exhibit 3.3 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.1	Rights Agreement dated June 25, 2001, between TriCo and Mellon Investor Services LLC filed as Exhibit 1 to TriCo’s Form 8-A dated July 25, 2001.

10.2*	Form of Change of Control Agreement dated as of August 23, 2005, between TriCo, Tri Counties Bank and each of Dan Bailey, Bruce Belton, Craig Carney, Gary Coelho, Rick Miller, Richard O’Sullivan, Thomas Reddish, and Ray Rios filed as Exhibit 10.2 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.5*	TriCo’s 1995 Incentive Stock Option Plan filed as Exhibit 4.1 to TriCo’s Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063).

10.6*	TriCo’s 2001 Stock Option Plan, as amended, filed as Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.7*	TriCo’s 2009 Equity Incentive plan, included as Appendix A to TriCo’s definitive proxy statement filed on April 4, 2009.

10.8*	Amended Employment Agreement between TriCo and Richard Smith dated as of August 23, 2005 filed as Exhibit 10.8 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.9*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 filed as Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.10*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 filed as Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.11*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 filed as Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.13*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 filed as Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.14*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 filed as Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.15*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 filed as Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.16*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 filed as Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.17*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith, filed as Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

Exhibit No.	Exhibit Index
10.18*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin, filed as Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.19*	Form of Tri-Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish, filed as Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.20*	Form of Tri-Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin, filed as Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.21*	Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of the directors of TriCo Bancshares/Tri Counties Bank effective on the date that each director is first elected, filed as Exhibit 10.18 to TriCo’S Annual Report on Form 10-K for the year ended December 31, 2003.

10.22*	Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of Dan Bailey, Craig Carney, Rick Miller, Richard O’Sullivan, Thomas Reddish, Ray Rios, and Richard Smith filed as Exhibit 10.21 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.23	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Granite Community Bank, N.A., Granite Bay, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of May 28, 2010, and related addendum filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 3, 2010.

21.1	Tri Counties Bank, a California banking corporation, TriCo Capital Trust I, a Delaware business trust, and TriCo Capital Trust II, a Delaware business trust, are the only subsidiaries of Registrant

23.1	Independent Registered Public Accounting Firm’s Consent

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

*	Management contract or compensatory plan or arrangement