Form 10-Q
period 2011-03-31
TRICO BANCSHARES /
filed 2011-05-10
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended: March 31, 2011

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
Common stock, no par value: 15,918,089 shares outstanding as of May 5, 2011

TriCo Bancshares
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This report on Form 10-Q contains forward-looking statements about TriCo Bancshares (the “Company”) that are subject to the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current knowledge and belief of the Company’s management (“Management”) and include information concerning the Company’s possible or assumed future financial condition and results of operations. When you see any of the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions, it may mean the Company is making forward-looking statements. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. The reader is directed to the Company’s annual report on Form 10-K for the year ended December 31, 2010, and Part II, Item 1A of this report for further discussion of factors which could affect the Company’s business and cause actual results to differ materially from those suggested by any forward-looking statement made in this report. Such Form 10-K and this report should be read to put any forward-looking statements in context and to gain a more complete understanding of the risks and uncertainties involved in the Company’s business. Any forward-looking statement may turn out to be wrong and cannot be guaranteed. The Company does not intend to update any forward-looking statement after the date of this report.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TRICO BANCSHARES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data; unaudited)

	At March 31,	At December 31,
	2011	2010

Assets:
Cash and due from banks	$54,527	$57,254
Cash at Federal Reserve and other banks	351,767	313,812

Cash and cash equivalents	406,294	371,066
Securities available-for-sale	279,824	277,271
Restricted equity securities	9,133	9,133
Loans held for sale	2,834	4,988
Loans	1,387,660	1,419,571
Allowance for loan losses	(43,224)	(42,571)

Total loans, net	1,344,436	1,377,000
Foreclosed assets, net	8,983	9,913
Premises and equipment, net	18,552	19,120
Cash value of life insurance	50,991	50,541
Accrued interest receivable	6,941	7,131
Goodwill	15,519	15,519
Other intangible assets, net	495	580
Mortgage servicing rights	4,808	4,605
Indemnification asset	6,689	5,640
Other assets	40,239	37,282

Total assets	$2,195,738	$2,189,789

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$427,116	$424,070
Interest-bearing	1,432,796	1,428,103

Total deposits	1,859,912	1,852,173
Accrued interest payable	2,044	2,151
Reserve for unfunded commitments	2,690	2,640
Other liabilities	30,262	29,170
Other borrowings	57,781	62,020
Junior subordinated debt	41,238	41,238

Total liabilities	1,993,927	1,989,392

Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding:
15,860,138 at March 31, 2011	81,819
15,860,138 at December 31, 2010		81,554
Retained earnings	118,906	117,533
Accumulated other comprehensive income, net of tax	1,086	1,310

Total shareholders’ equity	201,811	200,397

Total liabilities and shareholders’ equity	$2,195,738	$2,189,789

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data; unaudited)

	Three months ended
	March 31,
	2011	2010

Interest and dividend income:
Loans, including fees	$21,722	$22,813
Debt securities:
Taxable	2,374	2,755
Tax exempt	140	208
Dividends	7	6
Interest bearing cash at Federal Reserve and other banks	191	154

Total interest and dividend income	24,434	25,936

Interest expense:
Deposits	1,827	3,058
Other borrowings	593	594
Junior subordinated debt	310	306

Total interest expense	2,730	3,958

Net interest income	21,704	21,978

Provision for loan losses	7,001	8,500

Net interest income after provision for loan losses	14,703	13,478

Noninterest income:
Service charges and fees	5,782	5,735
Gain on sale of loans	725	585
Commissions on sale of non-deposit investment products	360	267
Increase in cash value of life insurance	450	426
Other	2,033	534

Total noninterest income	9,350	7,547

Noninterest expense:
Salaries and related benefits	10,793	10,150
Other	8,878	8,653

Total noninterest expense	19,671	18,803

Income before income taxes	4,382	2,222

Provision for income taxes	1,582	664

Net income	$2,800	$1,558

Earnings per share:
Basic	$0.18	$0.10
Diluted	$0.17	$0.10
The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data; unaudited)

				Accumulated
	Shares of			Other
	Common	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income	Total

Balance at December 31, 2009	15,787,753	$79,508	$118,863	$2,278	$200,649

Comprehensive income:
Net income			1,558		1,558
Change in net unrealized loss on Securities available for sale, net				(225)	(225)

Total comprehensive income					1,333
Stock option vesting		109			109
Stock options exercised	146,403	1,229			1,229
Tax benefit of stock options exercised		390			390
Repurchase of common stock	(74,018)	(373)	(991)		(1,364)
Dividends paid ($0.13 per share)			(2,062)		(2,062)

Balance at March 31, 2010	15,860,138	$80,863	$117,368	$2,053	$200,284

Balance at December 31, 2010	15,860,138	$81,554	$117,533	$1,310	$200,397
Comprehensive income:
Net income			2,800		2,800
Change in net unrealized gain on Securities available for sale, net				(224)	(224)

Total comprehensive income					2,576
Stock option vesting		265			265
Dividends paid ($0.09 per share)			(1,427)		(1,427)

Balance at March 31, 2011	15,860,138	$81,819	$118,906	$1,086	$201,811

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	For the three months ended March 31,
	2011	2010

Operating activities:
Net income	$2,800	$1,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	830	927
Amortization of intangible assets	85	65
Provision for loan losses	7,001	8,500
Amortization of investment securities premium, net	377	170
Originations of loans for resale	(32,499)	(30,472)
Proceeds from sale of loans originated for resale	35,131	30,787
Gain on sale of loans	(725)	(585)
Change in market value of mortgage servicing rights	60	49
Provision for losses on foreclosed assets	449	—
Gain on sale of foreclosed assets	(200)	(40)
Loss on disposal of fixed assets	9	25
Increase in cash value of life insurance	(450)	(426)
Stock option vesting expense	265	109
Stock option excess tax benefits	—	(390)
Change in reserve for unfunded commitments	50	—
Change in:
Interest receivable	190	48
Interest payable	(107)	(550)
Other assets and liabilities, net	(2,951)	1,709

Net cash from operating activities	10,315	11,484

Investing activities:
Proceeds from maturities of securities available-for-sale	22,139	20,254
Purchases of securities available-for-sale	(25,456)	(101,255)
Loan principal (increases) decreases, net	24,056	35,342
Proceeds from sale of foreclosed assets	2,205	233
Improvements of foreclosed assets	(17)	—
Proceeds from sale of premises and equipment	1	1
Purchases of premises and equipment	(88)	(1,161)

Net cash from investing activities	22,840	(46,586)

Financing activities:
Net increase in deposits	7,739	4,785
Net change in short-term other borrowings	(4,239)	(5,801)
Stock option excess tax benefits	—	390
Repurchase of common stock	—	(338)
Dividends paid	(1,427)	(2,062)
Exercise of stock options	—	203

Net cash from financing activities	2,073	(2,823)

Net change in cash and cash equivalents	35,228	(37,925)

Cash and cash equivalents at beginning of period	371,066	346,589

Cash and cash equivalents at end of period	$406,294	$308,664

Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned	$1,523	$2,047
Unrealized net gain on securities available for sale	$(387)	$(388)
Market value of shares tendered by employees in-lieu of cash to pay for exercise options and/or related taxes	—	$1,026
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$2,837	$4,508
Cash paid for income taxes	$2,620	—
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — General Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The interim results are not necessarily indicative of the results expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
Investment Securities
The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. During the three months ended March 31, 2011 and the year ended December 31, 2010, the Company did not have any securities classified as either held-to-maturity or trading.
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
The Company assesses an other-than-temporary impairment (“OTTI”) based on whether it intends to sell a security or if it is likely that the Company would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. No OTTI losses were recognized in the three months ended March 31, 2011 or the year ended December 31, 2010.
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
Acquired loans are valued as of acquisition date in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 805, Business Combinations. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are referred to as purchased credit impaired (PCI) loans. PCI loans are accounted for under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In addition, because of the significant credit discounts associated with the loans acquired in the Granite acquisition, the Company elected to account for all loans acquired in the Granite acquisition under FASB ASC Topic 310-30, and classify them all as PCI loans. Under FASB ASC Topic 805 and FASB ASC Topic 310-30, PCI loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date. Fair value is defined as the present value of the future estimated principal and interest payments of the loan, with the discount rate used in the present value calculation representing the estimated effective yield of the loan. Default rates, loss severity, and prepayment speed assumptions are periodically reassessed and our estimate of future payments is adjusted accordingly. The difference between contractual future payments and estimated future payments is referred to as the nonaccretable difference. The difference between estimated future payments and the present value of the estimated future payments is referred to as the accretable yield. The accretable yield represents the amount that is expected to be recorded as interest income over the remaining life of the loan. If after acquisition, the Company determines that the estimated future cash flows of a PCI loan are expected to be more than the originally estimated, an increase in the discount rate (effective yield) would be made such that the newly increased accretable yield would be recognized, on a level yield basis, over the remaining estimated life of the loan. If after acquisition, the Company determines that the estimated future cash flows of a PCI loan are expected to be less than the previously estimated, the discount rate would first be reduced until the present value of the reduced cash flow estimate equals the previous present value however, the discount rate may not be lowered below its original level at acquisition. If the discount rate has been lowered to its original level and the present value has not been sufficiently lowered, an allowance for loan loss would be established through a provision for loan losses charged to expense to decrease the present value to the required level. If the estimated cash flows improve after an allowance has been established for a loan, the allowance may be partially or fully reversed depending on the improvement in the estimated cash flows. Only after the allowance has been fully reversed may the discount rate be increased. PCI loans are put on nonaccrual status when cash flows cannot be reasonably estimated. PCI loans are charged off when evidence suggests cash flows are not recoverable. Foreclosed assets from PCI loans are recorded in foreclosed assets at fair value with the fair value at time of foreclosure representing cash flow from the loan. ASC 310-30 allows PCI loans with similar risk characteristics and acquisition time frame to be “pooled” and have their cash flows aggregated as if they were one loan.
Loans are also categorized as “covered” or “noncovered”. Covered loans refer to loans covered by a Federal Deposit Insurance Corporation (“FDIC”) loss sharing agreement. Noncovered loans refer to loans not covered by a FDIC loss sharing agreement.

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
As of December 31 of each year, goodwill is tested for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Currently, and historically, the Company is comprised of only one reporting unit that operates within the business segment it has identified as “community banking”.
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
FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update was effective for the Company on January 1, 2011 and is not expected have a significant impact on the Company’s financial statements.
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
The following table presents a reconciliation of the undiscounted contractual cash flows, nonaccretable difference, accretable yield, and fair value of covered loans for each respective acquired loan portfolio at the acquisition dates:

Granite
(in thousands)	May 28, 2010
Undiscounted contractual cash flows	$99,179
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(11,226)

Undiscounted cash flows expected to be collected	87,953
Accretable yield at acquisition	(23,151)

Estimated fair value of Loans acquired at acquisition	$64,802

Note 3 — Investment Securities
The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:

	March 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Securities Available-for-Sale
Obligations of U.S. government corporations and agencies	$259,436	$7,956	$(543)	$266,849
Obligations of states and political subdivisions	11,839	148	(12)	11,975
Corporate debt securities	1,000	—	—	1,000

Total securities available-for-sale	$272,275	$8,104	$(555)	$279,824

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Securities Available-for-Sale
Obligations of U.S. government corporations and agencies	$255,884	$8,623	$(326)	$264,181
Obligations of states and political subdivisions	12,452	141	(52)	12,541
Corporate debt securities	1,000	—	(451)	549

Total securities available-for-sale	$269,336	$8,764	$(829)	$277,271

No investment securities were sold during the three months ended March 31, 2011 or the year ended December 31, 2010. Investment securities with an aggregate carrying value of $131,063,000 and $140,100,000 at March 31, 2011 and December 31, 2010, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.
The amortized cost and estimated fair value of debt securities at March 31, 2011 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2011, obligations of U.S. government corporations and agencies with a cost basis totaling $259,436,000 consist almost entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At March 31, 2011, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 3.4 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Investment Securities
Due in one year	—	—
Due after one year through five years	$28,892	$29,877
Due after five years through ten years	77,422	77,956
Due after ten years	165,961	171,991

Totals	$272,275	$279,824

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2011	(in thousands)
Securities Available-for-Sale:
Obligations of U.S. government corporations and agencies	$53,071	$(543)	—	—	$53,071	$(543)
Obligations of states and political subdivisions	1,803	(1)	531	(11)	2,334	(12)

Total securities available-for-sale	$54,874	$(544)	$531	$(11)	$55,405	$(555)

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2010	(in thousands)
Securities Available-for-Sale:
Obligations of U.S. government corporations and agencies	$54,760	$(326)	—	—	$54,760	$(326)
Obligations of states and political subdivisions	1,345	(22)	513	(30)	1,858	(52)
Corporate debt securities	—	—	549	(451)	549	(451)

Total securities available-for-sale	$56,105	$(348)	$1,062	$(481)	$57,167	$(829)

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At March 31, 2011, four debt securities representing obligations of U.S. government corporations and agencies had an unrealized loss with aggregate depreciation of 1.01% from the Company’s amortized cost basis.
Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At March 31, 2011, three debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 0.49% from the Company’s amortized cost basis.
Corporate debt securities: The unrealized losses on investments in corporate debt securities were caused by increases in required yields by investors in similar types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At March 31, 2011, the Company had one corporate debt security and it did not have an unrealized loss.

Note 4 — Loans
A summary of the balances of loans follows (in thousands):

	March 31, 2011			December 31, 2010
	Originated	PCI	Total	Originated	PCI	Total

Mortgage loans on real estate:
Residential 1-4 family	$122,817	$6,401	$129,218	$123,623	$7,597	$131,220
Commercial	673,021	24,967	697,988	682,103	25,739	707,842

Total mortgage loan on real estate	795,838	31,368	827,206	805,726	33,336	839,062
Consumer:
Home equity lines of credit	326,932	7,120	334,052	329,080	7,072	336,152
Home equity loans	15,954	—	15,954	17,588	—	17,588
Auto Indirect	20,246	—	20,246	24,577	—	24,577
Other	15,952	—	15,952	15,622	—	15,622

Total consumer loans	379,264	7,120	386,384	386,867	7,072	393,939
Commercial	122,218	9,016	131,234	133,032	10,364	143,396
Construction:
Residential	19,316	4,481	23,797	19,459	4,463	23,922
Commercial	20,955	—	20,955	21,029	—	21,029

Total construction	40,271	4,481	44,752	40,488	4,463	44,951

Total loans	1,337,591	51,985	1,389,576	1,366,113	55,235	1,421,348
Net deferred loan (fees) costs	(1,916)	—	(1,916)	(1,777)	—	(1,777)

Total loans, net of deferred loan fees	$1,335,675	$51,985	$1,387,660	$1,364,336	$55,235	$1,419,571

Noncovered loans	$1,335,675	—	$1,335,675	$1,364,336	—	$1,364,336
Covered loans	—	51,985	51,985	—	55,235	55,235

Total loans	$1,335,675	$51,985	$1,387,660	$1,364,336	$55,235	$1,419,571

Allowance for loan loss	$(40,315)	$(2,909)	$(43,224)	$(40,963)	$(1,608)	$(42,571)

	Three months ended March 31, 2011			Three months ended March 31, 2010
	Originated	PCI	Total	Originated	PCI	Total

Change in accretable yield:
Balance at beginning of period	—	$17,717	$17,717	—	—	—
Acquisitions-	—	—	—	—	—	—
Accretion to interest income	—	(1,034)	(1,034)	—	—	—
Reclassification (to) from Nonaccretable difference	—	(2,284)	(2,284)	—	—	—

Balance at end of period	—	$14,399	$14,399	—	—	—

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

	Allowance for Loan Losses — Three months ended March 31, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total

Beginning balance	$3,007	$12,700	$15,054	$795	$1,229	$701	$5,991	$1,824	$1,270	$42,571
Charge-offs	(1,125)	(368)	(3,601)	—	(135)	(229)	(1,556)	(35)	—	(7,049)
Recoveries	112	28	161	2	127	209	21	2	39	701
Provision	1,550	(333)	4,682	114	(740)	23	2,511	(396)	(410)	7,001

Ending balance	$3,544	$12,027	$16,296	$911	$481	$704	$6,967	$1,395	$899	$43,224

Ending balance:
Individ. evaluated for impairment	$1,055	$917	$1,772	$14	$161	$16	$166	$136	$595	$4,832

Loans pooled for evaluation	$2,471	$10,953	$13,972	$897	$319	$689	$4,781	$1,258	$143	$35,483

Loans acquired with deteriorated credit quality	$18	$157	$553	—	—	—	$2,020	—	$161	$2,909

	Loans, net of unearned fees — As of March 31, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total

Ending balance:
Total loans	$128,474	$695,089	$335,682	$16,035	$20,240	$16,185	$131,242	$23,772	$20,941	$1,387,660

Individ. evaluated for impairment	$12,735	$55,867	$9,091	$779	$1,125	$77	$5,158	$6,756	$7,471	$99,059

Loans pooled for evaluation	$109,338	$614,255	$319,471	$15,256	$19,115	$16,108	$117,068	$12,535	$13,470	$1,236,616

Loans acquired with deteriorated credit quality	$6,401	$24,967	$7,120	—	—	—	$9,016	$4,481	—	$51,985

	Allowance for Loan Losses — Three months ended March 31, 2010
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total

Beginning balance	$2,618	$5,071	$13,483	$940	$1,986	$616	$6,958	$2,067	$1,734	$35,473
Charge-offs	(455)	(2,567)	(2,242)	(408)	(526)	(340)	(526)	(1,037)	—	(8,101)
Recoveries	—	27	44	—	160	202	14	21	—	468
Provision	(32)	4,148	3,143	375	25	179	621	(747)	788	8,500

Ending balance	$2,131	$6,679	$14,428	$907	$1,645	$657	$7,067	$304	$2,522	$36,340

Ending balance:
Individ. evaluated for impairment	$330	$494	$3,573	$225	$493	$88	$1,245	$304	$108	$6,860

Loans pooled for evaluation	$1,802	$6,185	$10,855	$682	$1,152	$569	$5,822	—	2,413	$29,480

Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—

	Loans, net of unearned fees — As of March 31, 2010
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total

Ending balance:
Total loans	$141,260	$701,015	$341,772	$21,486	$39,804	$13,777	$148,745	$33,610	$13,720	$1,455,189

Individ. evaluated for impairment	$5,866	$38,686	$10,415	$523	$1,804	$211	$3,325	$13,876	$1,755	$76,461

Loans pooled for evaluation	$135,394	$662,329	$331,357	$20,963	$38,000	$13,566	$145,420	$19,734	$11,965	$1,378,728

Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—

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
The Company utilizes a risk grading system to assign a risk grade to each of its loans. Loans are graded on a scale ranging from Pass to Loss. A description of the general characteristics of the risk grades is as follows:
•	Pass — This grade represents loans ranging from acceptable to very little or no credit risk. These loans typically meet most if not all policy standards in regard to: loan amount as a percentage of collateral value, debt service coverage, profitability, leverage, and working capital.
•	Special Mention — This grade represents “Other Assets Especially Mentioned” in accordance with regulatory guidelines and includes loans that display some potential weaknesses which, if left unaddressed, may result in deterioration of the repayment prospects for the asset or may inadequately protect the Company’s position in the future. These loans warrant more than normal supervision and attention.
•	Substandard — This grade represents “Substandard” loans in accordance with regulatory guidelines. Loans within this rating typically exhibit weaknesses that are well defined to the point that repayment is jeopardized. Loss potential is, however, not necessarily evident. The underlying collateral supporting the credit appears to have sufficient value to protect the Company from loss of principal and accrued interest, or the loan has been written down to the point where this is true. There is a definite need for a well defined workout/rehabilitation program.
•	Doubtful — This grade represents “Doubtful” loans in accordance with regulatory guidelines. An asset classified as Doubtful has all the weaknesses inherent in a loan classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and financing plans.
•	Loss — This grade represents “Loss” loans in accordance with regulatory guidelines. A loan classified as Loss is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan, even though some recovery may be affected in the future. The portion of the loan that is graded loss should be charged off no later than the end of the quarter in which the loss is identified.
The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Credit Quality Indicators — As of March 31, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total

Originated loans:
Pass	$105,379	$541,680	$312,098	$15,050	$18,473	$15,972	$102,260	$8,992	$8,236	$1,128,140
Special mention	895	57,226	969	20	42	10	11,790	3,395	4,786	79,133
Substandard	15,799	71,216	15,492	965	1,725	203	8,176	6,904	7,919	128,399
Loss	—	—	3	—	—	—	—	—	—	3

Total	$122,073	$670,122	$328,562	$16,035	$20,240	$16,185	$122,226	$19,291	$20,941	$1,335,675

PCI loans	$6,401	$24,967	$7,120	—	—	—	$9,016	$4,481	—	$51,985

Total loans	$128,474	$695,089	$335,682	$16,035	$20,240	$16,185	$131,242	$23,772	$20,941	$1,387,660

	Credit Quality Indicators — As of December 31, 2010
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total

Originated loans:
Pass	$106,967	$543,492	$312,315	$16,740	$22,405	$15,363	$108,511	$8,190	$8,940	$1,142,923
Special mention	1,259	60,171	1,884	23	45	11	14,518	3,395	4,397	85,703
Substandard	14,664	75,582	16,538	913	2,207	255	10,020	7,857	7,674	135,710

Total	$122,890	$679,245	$330,737	$17,676	$24,657	15,629	$133,049	$19,442	$21,011	$1,364,336

PCI loans	$7,597	$25,739	$7,072	—	—	—	$10,364	$4,463	—	$55,235

Total loans	$130,487	$704,984	$337,809	$17,676	$24,657	$15,629	$143,413	$23,905	$21,011	$1,419,571

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
The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of March 31, 2011:

	Analysis of Past Due and Nonaccrual Originated Loans — As of March 31, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total

Originated loans:
Past due:
30-59 Days	$2,532	$13,836	$2,721	$166	$529	$31	$2,685	$470	$1,013	$23,983
60-89 Days	672	1,614	2,299	—	198	2	2,028	226	—	7,039
> 90 Days	7,140	18,608	5,075	712	354	—	1,555	585	479	34,508

Total past due	10,344	34,058	10,095	878	1,081	33	6,268	1,281	1,492	65,530
Current	111,729	636,064	318,467	15,157	19,159	16,152	115,958	18,010	19,449	1,270,145

Total loans	$122,073	$670,122	$328,562	$16,035	$20,240	$16,185	$122,226	$19,291	$20,941	$1,335,675

> 90 Days and still accruing	—	—	—	—	—	—	$144	—	—	$144

Nonaccrual loans	$12,148	$35,834	$9,033	$717	$1,058	$78	$4,186	$6,653	$1,202	$70,909

The following table shows the contractual ending balance of current, past due, and nonaccrual PCI loans by loan category as of March 31, 2011 (this table is prepared on an individual loan basis):

	Analysis of Past Due and Nonaccrual PCI Loans — As of March 31, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total

PCI Loans:
Past due:
30-59 Days	—	$390	$277	—	—	—	$692	$329	—	$1,688
60-89 Days	—	—	—	—	—	—	707	—	—	707
> 90 Days	—	2,511	—	—	—	—	651	30	—	3,192

Total past due	—	2,901	277	—	—	—	2,050	359	—	5,587
Current	6,950	26,627	8,633	—	—	—	6,813	3,991	—	53,014

Total PCI loans	$6,950	$29,528	$8,910	—	—	—	$8,863	$4,350	—	$58,601

At March 31, 2011, the Company had no nonaccruing PCI loans.
The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of December 31, 2010:

	Analysis of Past Due and Nonaccrual Originated Loans — As of December 31, 2010
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total

Originated loans:
Past due:
30-59 Days	$2,822	$11,191	$3,546	$158	$604	$68	$1,405	$270	—	$20,064
60-89 Days	1,139	1,864	2,209	—	401	33	893	—	275	6,814
> 90 Days	7,980	20,748	6,843	694	403	7	401	1,781	612	39,469

Total past due	11,941	33,803	12,598	852	1,408	108	2,699	2,051	887	66,347
Current	110,949	645,442	318,139	16,824	23,249	15,521	130,350	17,391	20,124	1,297,989

Total loans	$122,890	$679,245	$330,737	$17,676	$24,657	$15,629	$133,049	$19,442	21,011	$1,364,336

> 90 Days and still accruing	—	$147	—	—	—	—	—	$98	—	$245

Nonaccrual loans	$11,771	$38,778	$10,604	$701	$1,296	$83	$4,618	$7,019	$872	$75,742

The following table shows the contractual ending balance of current, past due, and nonaccrual PCI loans by loan category as of December 31, 2010 (this table is prepared on an individual loan basis):

	Analysis of Past Due and Nonaccrual PCI Loans — As of December 31, 2010
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total

PCI Loans:
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

	Impaired Originated Loans — As of March 31, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total

With no related allowance recorded:
Recorded investment	$8,870	$44,442	$6,067	$769	$623	$32	$4,740	$5,999	$6,510	$78,052

Unpaid principal	$11,234	$52,148	$9,260	$1,088	$1,155	$36	$5,824	$11,276	$6,699	$98,720

Average recorded Investment	$6,484	$35,963	$5,386	$511	$584	$55	$3,031	$9,517	$3,905	$65,436

Interest income Recognized	$6	$261	$2	$1	$3	—	$19	$1	$94	$387

With an allowance recorded:
Recorded investment	$3,757	$14,907	$3,048	$14	$501	$46	$575	$654	$964	$24,466

Unpaid principal	$4,149	$15,085	$3,599	$14	$602	$49	$618	$708	$1,006	$25,830

Related allowance	$1,054	$917	$1,772	$14	$161	$16	$166	$136	$596	$4,832

Average recorded Investment	$2,763	$10,849	$4,379	$142	$881	$90	$1,069	$748	$710	$21,631

Interest income Recognized	$3	$190	$1	—	$1	—	$3	—	$5	$203

At March 31, 2011, $46,326,000 of originated loans were TDR and classified as impaired. The Company had obligations to lend $378,000 of additional funds on these TDR as of March 31, 2011.

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

Note 6 — Foreclosed Assets
A summary of the activity in the balance of foreclosed assets follows (in thousands):

	Three months ended March 31, 2011			Three months ended March 31, 2010
	Noncovered	Covered	Total	Noncovered	Covered	Total

Beginning balance, net	$5,000	$4,913	$9,913	$3,726	—	$3,726
Additions/transfers from loans	1,523	—	1,523	2,047	—	2,047
Dispositions/sales	(1,983)	(21)	(2,004)	(194)	—	(194)
Valuation adjustments	(68)	(381)	(449)	—	—	—

Ending balance, net	$4,472	$4,511	$8,983	$5,579	—	$5,579

Ending valuation allowance	$(505)	$(996)	$(1,501)	$(190)	—	$(190)

Ending number of foreclosed assets	32	13	45	27	—	27

Proceeds from sale of foreclosed assets	$2,175	$30	$2,205	$233	—	$233

Gain (loss) on sale of foreclosed assets	$191	$9	$200	$40	—	$40

Note 7 — Premises and Equipment
Premises and equipment were comprised of:

	March 31,	December 31,
	2011	2010
	(in thousands)
Premises	$19,841	$19,902
Furniture and equipment	25,869	26,009

	45,710	45,911
Less: Accumulated depreciation	(30,909)	(30,556)

	14,801	15,355
Land and land improvements	3,751	3,765

	$18,552	$19,120

Depreciation expense for premises and equipment amounted to $646,000 and $700,000 for the three months ended March 31, 2011 and 2010, respectively.
Note 8 — Cash Value of Life Insurance
A summary of the activity in the balance of cash value of life insurance follows (in thousands):

	Three months ended March 31,
	2011	2010

Beginning balance	$50,541	$48,694
Increase in cash value of life insurance	450	426

Ending balance	$50,991	$49,120

The Bank is the owner and beneficiary of 140 life insurance policies, issued by 6 life insurance companies, covering 39 current and former employees and directors (Insured). These life insurance policies are recorded on the Company’s financial statements at their reported cash (surrender) values. As a result of current tax law, and the nature of these policies, the Bank records any increase in cash value of these policies as nontaxable noninterest income. If the Bank decided to surrender any of the policies prior to the death of the insured, such surrender may result in a tax expense related to the life-to-date cumulative increase in cash value of the policy. If the Bank retains such policies until the death of the insured, the Bank would receive nontaxable proceeds from the insurance company equal to the death benefit of the policies. The Bank has entered into Joint Beneficiary Agreements (JBAs) with certain of the insured that for certain of the policies provide some level of sharing of the death benefit, less the cash surrender value, among the Bank and the beneficiaries of the insured upon the receipt of death benefits. See Note 15 of these financial statements for additional information on of JBAs.

Note 9 — Goodwill and Other Intangible Assets
The following table summarizes the Company’s goodwill intangible as of the dates indicated.

	December 31,			March 31,
(Dollar in Thousands)	2010	Additions	Reductions	2011

Goodwill	$15,519	—	—	$15,519

The following table summarizes the Company’s core deposit intangibles as of the dates indicated.

	December 31,			March 31,
(Dollar in Thousands)	2010	Additions	Reductions	2011

Core deposit intangibles	$3,927	—	—	$3,927
Accumulated amortization	(3,347)	—	$(85)	(3,432)

Core deposit intangibles, net	$580	—	$(85)	$495

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
Note 10 — Mortgage Servicing Rights
The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2011	2010

Mortgage servicing rights:
Balance at beginning of period	$4,605	$4,089
Additions	263	270
Change in fair value	(60)	(49)

Balance at end of period	$4,808	$4,310

Servicing, late and ancillary fees received	$361	$307
Balance of loans serviced at:
Beginning of period	$573,300	$505,947
End of period	$583,625	$518,803
Weighted-average prepayment speed (CPR)	14.8%	15.5%
Discount rate	9.0%	9.0%
The changes in fair value of MSRs that occurred during the three months ended March 31, 2011 and 2010 were mainly due to principal reductions and changes in estimated life of the MSRs.

Note 11 — Indemnification Asset
A summary of the activity in the balance of indemnification asset follows (in thousands):

	Three months ended March 31,
	2011	2010

Beginning balance	$5,640	—
Effect of actual covered losses and change in estimated future covered losses	1,681	—
Reimbursable expenses incurred	122	—
Payments received	(754)	—

Ending balance	$6,689	—

Note 12 — Other Assets
Other assets were comprised of (in thousands):

	March 31,	December 31,
	2011	2010

Deferred tax asset, net	$27,916	$28,046
Software	1,065	1,127
Prepaid expenses & miscellaneous other assets	11,258	8,109

Total other assets	$40,239	$37,282

The majority of prepaid expenses & miscellaneous other assets at March 31, 2011 and December 31, 2010 consisted of prepaid FDIC assessment. In November of 2009, the FDIC adopted an amendment to its assessment regulations to require insured institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of calendar 2009 and for all of the calendar years 2010, 2011 and 2012. The amount of the prepayment was generally determined based upon an institution’s assessment rate in effect on September 30, 2009, adjusted to reflect a 5% growth and as an assessment rate increase of three cents per $100 of deposits effective January 1, 2011. The Bank’s prepayment amount was $10,544,000.
Note 13 — Deposits
A summary of the balances of deposits follows (in thousands):

	March 31,	December 31,
	2011	2010

Noninterest-bearing demand	$427,116	$424,070
Interest-bearing demand	406,060	395,413
Savings	608,502	585,850
Time certificates, $100,000 and over	219,125	235,992
Other time certificates	199,109	210,848

Total deposits	$1,859,912	$1,852,173

Certificate of deposit balances of $5,000,000 and $5,000,000 from the State of California were included in time certificates, $100,000 and over, at March 31, 2011 and December 31, 2010, respectively. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $1,573,000 and $1,513,000 were classified as consumer loans at March 31, 2011 and December 31, 2010, respectively.
Note 14 — Reserve for Unfunded Commitments
The following tables summarize the activity in reserve for unfunded commitments for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2011	2010

Balance at beginning of period	$2,640	$3,640
Provision for losses — unfunded commitments	50	—

Balance at end of period	$2,690	$3,640

Note 15 — Other Liabilities
Other liabilities were comprised of (in thousands):

	March 31,	December 31,
	2011	2010

Deferred compensation	$8,346	$8,289
Supplemental retirement	10,205	9,873
Additional minimum pension liability	5,770	5,770
Joint beneficiary agreements	1,908	1,851
Miscellaneous other liabilities	4,033	3,387

Total other liabilities	$30,262	$29,170

Note 16 — Other Borrowings
A summary of the balances of other borrowings follows:

	March 31,	December 31,
	2011	2010
	(in thousands)
Borrowing under security repurchase agreement, rate is fixed at 4.72% and principal is callable in its entirety by lender on a quarterly basis until final maturity on August 30, 2012	$50,000	$50,000
Other collateralized borrowings, fixed rate, as of March 31, 2011 of 0.15% payable on April 1, 2011	7,781	12,020

Total other borrowings	$57,781	$62,020

During August 2007, the Company entered into a security repurchase agreement with principal balance of $50,000,000 and terms as described above. As of March 31, 2011, the Company has pledged as collateral and sold under an agreement to repurchase investment securities with fair value of $62,070,000 under this security repurchase agreement. The Company did not enter into any other repurchase agreements during the three months ended March 31, 2011 or the year ended December 31, 2010. The average balance of repurchase agreements during the three months ended March 31, 2011 was $50,000,000, with an average rate of 4.72%.
The Company had $7,781,000 and $12,020,000 of other collateralized borrowings at March 31, 2011 and December 31, 2010, respectively. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of March 31, 2011, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $21,888,000 under these other collateralized borrowings.
The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at March 31, 2011, this line provided for maximum borrowings of $444,305,000 of which none was outstanding, leaving $444,305,000 available. As of March 31, 2011, the Company has designated loans totaling $913,436,000 as potential collateral under this collateralized line of credit with the FHLB.
The Company maintains a collateralized line of credit with the Federal Reserve Bank of San Francisco. As of March 31, 2011, this line provided for maximum borrowings of $73,687,000 of which none was outstanding, leaving $73,687,000 available. As of March 31, 2011, the Company has designated investment securities with fair value of $919,000 and loans totaling $109,319,000 as potential collateral under this collateralized line of credit with the FRB.
The Company has available unused correspondent banking lines of credit from commercial banks totaling $5,000,000 for federal funds transactions at March 31, 2011.
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
Note 18 — Commitments and Contingencies
Restricted Cash Balances— Reserves (in the form of deposits with the Federal Reserve Bank) of $17,098,000 and $13,351,000 were maintained to satisfy Federal regulatory requirements at March 31, 2011 and December 31, 2010, respectively. These reserves are included in cash and due from banks in the accompanying balance sheets.
Lease Commitments— The Company leases 46 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. The Company currently does not have any capital leases.
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
The following table presents a summary of the Bank’s commitments and contingent liabilities:

	March 31,	December 31,
(in thousands)	2011	2010
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$132,220	$116,785
Consumer loans	382,996	380,269
Real estate mortgage loans	13,838	14,366
Real estate construction loans	6,473	7,174
Standby letters of credit	4,862	5,022
Deposit account overdraft privilege	52,819	38,600
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

Note 19 — Shareholders’ Equity
Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $1,427,000 during the three months ended March 31, 2011. The Bank is regulated by the FDIC and the State of California Department of Financial Institutions. Absent approval from the Commissioner of Financial Institutions of California, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period.
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
Stock Repurchase Plan
On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company’s common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this stock repurchase plan represented approximately 3.2% of the Company’s 15,814,662 outstanding common shares as of August 21, 2007. This stock repurchase plan has no expiration date. As of March 31, 2011, the Company had repurchased 166,600 shares under this plan.
Stock Repurchased Under Equity Compensation Plans
During the three months ended March 31, 2011 employees tendered no shares of the Company’s common stock in lieu of cash to exercise options to purchase shares of the Company’s stock or to pay income taxes related to such exercises as permitted by the Company’s shareholder-approved equity compensation plans.
Note 20 — Stock Options and Other Equity-Based Incentive Instruments
In March 2009, the Company’s Board of Directors adopted the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2009 Plan was approved by the Company’s shareholders in May 2009. The 2009 Plan allows for the granting of the following types of “stock awards” (Awards): incentive stock options, nonstatutory stock options, performance awards, restricted stock, restricted stock unit awards and stock appreciation rights. Subject to certain adjustments, the maximum aggregate number of shares of TriCo’s common stock which may be issued pursuant to or subject to Awards is 650,000. The number of shares available for issuance under the 2009 Plan shall be reduced by: (i) one share for each share of common stock issued pursuant to a stock option or a Stock Appreciation Right and (ii) two shares for each share of common stock issued pursuant to a Performance Award, a Restricted Stock Award or a Restricted Stock Unit Award. When Awards made under the 2009 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2009 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares against the number of shares again becomes available for issuance under the 2009 Plan, the number of shares of common stock available for issuance under the 2009 Plan shall increase by two shares. Shares awarded and delivered under the 2009 Plan may be authorized but unissued, or reacquired shares. As of March 31, 2011, 215,000 options for the purchase of common shares remain outstanding, and 435,000 remain available for grant, under the 2009 Plan.
In May 2001, the Company adopted the TriCo Bancshares 2001 Stock Option Plan (2001 Plan) covering officers, employees, directors of, and consultants to, the Company. Under the 2001 Plan, the option exercise price cannot be less than the fair market value of the Common Stock at the date of grant except in the case of substitute options. Options for the 2001 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 2001 Plan are determined individually for each grant. As of March 31, 2011, 1,210,185 options for the purchase of common shares remain outstanding under the 2001 Plan. As of May 2009, as a result of the shareholder approval of the 2009 Plan, no new options may be granted under the 2001 Plan.

Stock option activity is summarized in the following table for the time period indicated:

			Weighted	Weighted
			Average	Average Fair
	Number	Option Price	Exercise	Value on
	Of Shares	Per Share	Price	Date of Grant
Outstanding at December 31, 2010	1,425,185	$8.05 to $25.91	$15.78
Options granted	—	- to -	—	—
Options exercised	—	- to -	—
Options forfeited	—	- to -	—
Outstanding at March 31, 2011	1,425,185	$8.05 to $25.91	$15.78
The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of March 31, 2011:

	Currently	Currently Not	Total
(dollars in thousands except exercise price)	Exercisable	Exercisable	Outstanding
Number of options	1,091,065	334,120	1,425,185
Weighted average exercise price	$14.98	$18.37	$15.78
Intrinsic value (thousands)	$3,500	$66	$3,566
Weighted average remaining contractual term (yrs.)	2.87	8.21	4.13
The 334,120 options that are not currently exercisable as of March 31, 2011 are expected to vest, on a weighted-average basis, over the next 2.61 years, and the Company is expected to recognize $1,701,000 of pre-tax compensation costs related to these options as they vest.
Note 21 — Noninterest Income and Expenses
The components of other noninterest income were as follows (in thousands):

	Three months ended March 31,
	2011	2010

Service charges on deposit accounts	$3,430	$3,778
ATM and interchange fees	1,645	1,368
Other service fees	406	331
Mortgage banking service fees	361	307
Change in value of mortgage servicing rights	(60)	(49)

Total service charges and fees	5,782	5,735

Gain on sale of loans	725	585
Commissions on sale of non-deposit investment products	360	267
Increase in cash value of life insurance	450	426
Change in indemnification asset	1,692	—
Gain on sale of foreclosed assets	200	40
Legal settlement	—	400
Sale of customer checks	59	48
Lease brokerage income	33	37
Gain (loss) on disposal of fixed assets	(9)	(25)
Commission rebates	(17)	(16)
Other	75	50

Total other noninterest income	3,568	1,812

Total noninterest income	$9,350	$7,547

Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights, totaling $301,000 and $259,000 were recorded in service charges and fees noninterest income for the three months ended March 31, 2011 and 2010, respectively.

The components of noninterest expense were as follows (in thousands):

	Three months ended March 31,
	2011	2010

Base salaries, net of deferred loan origination costs	$7,004	$6,974
Incentive compensation	916	546
Benefits and other compensation costs	2,873	2,630

Total salaries and benefits expense	10,793	10,150

Occupancy	1,460	1,329
Equipment	921	974
Data processing and software	852	675
ATM network charges	482	458
Telecommunications	406	413
Postage	216	247
Courier service	208	197
Advertising	432	521
Assessments	867	784
Operational losses	109	67
Professional fees	287	716
Foreclosed assets expense	167	197
Provision for foreclosed asset losses	449	—
Change in reserve for unfunded commitments	50	—
Intangible amortization	85	65
Other	1,887	2,010

Total other noninterest expense	8,878	8,653

Total noninterest income	$19,671	$18,803

Note 22 — Income Taxes
The provisions for income taxes applicable to income before taxes for the years ended December 31, 2010, 2009 and 2008 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

	Three months ended March 31,
	2011	2010

Federal statutory income tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	5.7	4.4
Tax-exempt interest on municipal obligations	(1.1)	(3.2)
Increase in cash value of insurance policies	(3.6)	(6.7)
Other	0.1	0.4

Effective Tax Rate	36.1%	29.9%

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

	Three months ended
	March 31,
(in thousands)	2011	2010

Net income	$2,800	$1,558
Average number of common shares outstanding	15,860	15,823
Effect of dilutive stock options	163	251

Average number of common shares outstanding used to calculate diluted earnings per share	16,023	16,074

There were 763,000 and 383,000 options excluded from the computation of diluted earnings per share for the three months ended March 31, 2011 and 2010, respectively, because the effect of these options was antidilutive.

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

	Three months ended
	March 31,
	2011	2010
(in thousands)

Unrealized holding gains (losses) on available-for-sale securities	$(387)	$(388)
Tax effect	163	163

Unrealized holding gains (losses) on available-for-sale securities, net of tax	$(224)	$(225)

The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows:

	March 31,	December 31,
	2011	2010
	(in thousands)
Net unrealized gains (losses) on available-for-sale securities	$7,549	$7,936
Tax effect	(3,174)	(3,337)

Unrealized holding gains (losses) on available-for-sale securities, net of tax	4,375	4,599

Minimum pension liability	(5,770)	(5,770)
Tax effect	2,426	2,426

Minimum pension liability, net of tax	(3,344)	(3,344)

Joint beneficiary agreement liability	96	96
Tax effect	(41)	(41)

Joint beneficiary agreement liability, net of tax	55	55

Accumulated other comprehensive income (loss)	$1,086	$1,310

Note 25 — Retirement Plans
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

	Three months ended March 31,
	2011	2010
	(in thousands)
Net pension cost included the following components:
Service cost-benefits earned during the period	$164	$131
Interest cost on projected benefit obligation	210	191
Amortization of net obligation at transition	1	1
Amortization of prior service cost	38	38
Recognized net actuarial loss	96	54

Net periodic pension cost	$509	$415

During the three months ended March 31, 2011 and 2010, the Company contributed and paid out as benefits $177,000 and $190,000, respectively, to participants under the plans. For the year ending December 31, 2011, the Company expects to contribute and pay out as benefits $722,000 to participants under the plans.

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
The following table summarizes the activity in these loans for the periods indicated (in thousands):

Balance December 31, 2009	$5,245
Advances/new loans	1,999
Removed/payments	(4,673)

Balance December 31, 2010	$2,571
Advances/new loans	50
Removed/payments	(533)

Balance March 31, 2011	$2,088

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
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value at Mach 31, 2011
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$266,849	—	$266,849	—
Obligations of states and political subdivisions	11,975	—	11,975	—
Corporate debt securities	1,000	—	1,000	—
Mortgage servicing rights	4,808	—	—	4,808

Total assets measured at fair value	$284,632	—	$279,824	$4,808

	Total	Level 1	Level 2	Level 3
Fair value at December 31, 2010
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$264,181	—	$264,181	—
Obligations of states and political subdivisions	12,541	—	12,541	—
Corporate debt securities	549	—	549	—
Mortgage servicing rights	4,605	—	—	$4,605

Total assets measured at fair value	$281,876	—	$277,271	$4,605

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2011 and 2010. The amount included in the “Transfer into Level 3” column represents the beginning balance of an item in the period (interim quarter) for which it was designated as a Level 3 fair value measure (in thousands):

			Change
	Beginning	Transfers	Included		Ending
	Balance	into Level 3	in Earnings	Issuances	Balance

Three months ended March 31,
2011: Mortgage servicing rights	$4,605	—	(60)	263	$4,808
2010: Mortgage servicing rights	$4,089	—	(49)	270	$4,310

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated (in thousands):

	Total	Level 1	Level 2	Level 3
As of March 31, 2011
Fair value:
Impaired originated loans	$21,062	—	—	$21,062
Noncovered foreclosed assets	493	—	—	$493
Covered foreclosed assets	884	—	—	884

Total assets measured at fair value	$22,439	—	—	$22,439

	Total	Level 1	Level 2	Level 3
As of March 31, 2010
Fair value:
Impaired originated loans	$25,225	—	—	$25,225
Noncovered foreclosed assets	—	—	—	—
Covered foreclosed assets	—	—	—	—

Total assets measured at fair value	$25,225	—	—	$25,225

The following table presents the losses resulting from nonrecurring fair value adjustments that occurred in the periods indicated:

	Three months ended
	March 31,
(in thousands)	2011	2010

Impaired originated loan	$3,462	$8,463
Non-covered foreclosed assets	67	—
Covered foreclosed assets	381	—

Total loss from nonrecurring fair value adjustments	$3,910	$8,463

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
FDIC Indemnification Asset — The FDIC indemnification asset is recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreement.
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
The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Cash and due from banks	$54,527	$54,527	$57,254	$57,254
Cash at Federal Reserve and other banks	351,767	351,767	313,812	313,812
Securities available-for-sale	279,824	279,824	277,271	277,271
Restricted equity securities	9,133	9,133	9,133	9,133
Loans held for sale	2,834	2,834	4,988	4,988
Loans, net	1,344,436	1,410,128	1,377,000	1,451,151
Cash value of life insurance	50,991	50,991	50,541	50,541
Mortgage servicing rights	4,808	4,808	4,605	4,605
Indemnification asset	6,689	6,689	5,640	5,640
Financial liabilities:
Deposits	1,859,912	1,861,444	1,852,173	1,854,763
Other borrowings	57,781	60,852	62,020	65,716
Junior subordinated debt	41,238	21,444	41,238	21,444

	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value

Off-balance sheet:
Commitments	$535,527	$5,355	$518,595	$5,186
Standby letters of credit	4,862	49	5,022	50
Overdraft privilege commitments	52,819	528	38,600	386

TRICO BANCSHARES
Financial Summary
(dollars in thousands, except per share amounts; unaudited)

	Three months ended
	March 31,
	2011	2010

Net Interest Income (FTE)	$21,787	$22,101
Provision for loan losses	(7,001)	(8,500)
Noninterest income	9,350	7,547
Noninterest expense	(19,671)	(18,803)
Provision for income taxes (FTE)	(1,665)	(787)

Net income	$2,800	$1,558

Earnings per share:
Basic	$0.18	$0.10
Diluted	$0.17	$0.10
Per share:
Dividends paid	$0.09	$0.13
Book value at period end	$12.72	$12.63
Tangible book value at period end	$11.71	$11.63

Average common shares outstanding	15,860	15,823
Average diluted common shares outstanding	16,023	16,074
Shares outstanding at period end	15,860	15,860
At period end:
Loans, net	$1,344,436	$1,418,849
Total assets	2,195,738	2,169,587
Total deposits	1,859,912	1,833,297
Other borrowings	57,781	60,952
Junior subordinated debt	41,238	41,238
Shareholders’ equity	201,811	200,284

Financial Ratios:
During the period (annualized):
Return on assets	0.51%	0.29%
Return on equity	5.50%	3.05%
Net interest margin[1]	4.31%	4.40%
Net loan charge-offs to average loans	1.82%	2.08%
Efficiency ratio[1]	63.2%	63.4%
Average equity to average assets	9.30%	9.41%
At period end:
Equity to assets	9.19%	9.23%
Total capital to risk-adjusted assets	14.45%	13.54%
Allowance for losses to loans[2]	3.31%	2.75%

[1]	Fully taxable equivalent (FTE)

[2]	Allowance for losses includes allowance for loan losses and reserve for unfunded commitments.

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
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those that materially affect the financial statements and are related to the adequacy of the allowance for loan losses, investments, mortgage servicing rights, fair value measurements, retirement plans and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s policies related to estimates on the allowance for loan losses, other than temporary impairment of investments and impairment of intangible assets, can be found in Note 1 to the Company’s unaudited condensed consolidated financial statements and the related notes included as Item 1 of this report.
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
Following is a summary of the components of fully taxable equivalent (“FTE”) net income for the periods indicated (dollars in thousands):

	Three months ended
	March 31,
	2011	2010

Net Interest Income (FTE)	$21,787	$22,101
Provision for loan losses	(7,001)	(8,500)
Noninterest income	9,350	7,547
Noninterest expense	(19,671)	(18,803)
Provision for income taxes (FTE)	(1,665)	(787)

Net income	$2,800	$1,558

Net Interest Income
The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

	Three months ended
	March 31,
	2011	2010

Interest income	$24,434	$25,936
Interest expense	(2,730)	(3,958)
FTE adjustment	83	123

Net interest income (FTE)	$21,787	$22,101

Net interest margin (FTE)	4.31%	4.40%

Net interest income (FTE) during the first quarter of 2011 decreased $314,000 (1.4%) from the same period in 2010 to $21,787,000. The decrease in net interest income (FTE) was due to a 0.09% (nine basis points) decrease in net interest margin (FTE) to 4.31% and a $73,354,000 (5.0%) decrease in average balance of loans. Much of the nine basis point decrease in net interest margin was due to the fact that despite historically low deposit rates, deposit balances continue to grow while the ability to deploy these growing deposits into some interest-earning asset other than short-term low-yield interest-earning cash at the Federal Reserve Bank has been limited. This limitation is the result of weak loan demand and investment yields that have been unattractive given their interest rate risk profile.

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

	For the three months ended
	March 31, 2011			March 31, 2010
		Interest	Rates		Interest	Rates
	Average	Income/	Earned	Average	Income/	Earned
	Balance	Expense	/Paid	Balance	Expense	/Paid

Assets:
Loans	$1,396,331	$21,722	6.22%	$1,469,685	$22,813	6.21%
Investment securities — taxable	276,497	2,381	3.44%	265,177	2,761	4.16%
Investment securities — nontaxable	12,063	223	7.38%	17,310	331	7.64%
Cash at Federal Reserve and other banks	339,394	191	0.23%	256,724	154	0.24%

Total interest-earning assets	2,024,285	24,517	4.84%	2,008,896	26,059	5.19%
Other assets	165,078			160,242

Total assets	2,189,363			2,169,138

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	402,267	349	0.35%	368,660	615	0.67%
Savings deposits	592,084	367	0.25%	522,246	642	0.49%
Time deposits	432,166	1,111	1.03%	560,266	1,801	1.29%
Other borrowings	59,223	593	4.01%	61,843	594	3.84%
Junior subordinated debt	41,238	310	3.01%	41,238	306	2.97%

Total interest-bearing liabilities	1,526,978	2,730	0.72%	1,554,253	3,958	1.02%
Noninterest-bearing deposits	425,089			374,018
Other liabilities	33,761			36,667
Shareholders’ equity	203,535			204,200

Total liabilities and shareholders’ equity	$2,189,363			$2,169,138

Net interest spread(1)			4.12%			4.17%
Net interest income and interest margin(2)		$21,787	4.31%		$22,101	4.40%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid
The following table sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components (in thousands).

	Three months ended March 31, 2011
	compared with three months
	ended March 31, 2010
	Volume	Rate	Total

Increase (decrease) in interest income:
Loans	$(1,139)	$48	$(1,091)
Investment securities	66	(555)	(488)
Cash at Federal Reserve and other banks	50	(13)	37

Total interest-earning assets	(1,023)	(520)	(1,542)

Increase (decrease) in interest expense:
Interest-bearing demand deposits	56	(322)	(266)
Savings deposits	86	(361)	(275)
Time deposits	(413)	(277)	(690)
Other borrowings	(25)	24	(1)
Junior subordinated debt	—	4	4

Total interest-bearing liabilities	(296)	(932)	(1,228)

Increase (decrease) in Net Interest Income	$(727)	$412	$(314)

Provision for Loan Losses
The Company provided $7,001,000 for loan losses in the first quarter of 2011 versus $8,144,000 in the fourth quarter of 2010 and $8,500,000 in the first quarter of 2010. The allowance for loan losses increased $653,000 from $42,571,000 at December 31, 2010 to $43,224,000 at March 31, 2011. The provision for loan losses and increase in the allowance for loan and lease losses during the first quarter of 2011 were primarily the result of changes in the make-up of the loan portfolio and the Bank’s loss factors in reaction to increased losses in the construction, commercial real estate, commercial & industrial (C&I), home equity and auto indirect loan portfolios.
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

Noninterest Income
The following table summarizes the Company’s noninterest income for the periods indicated (dollars in thousands):

	Three months ended
	March 31,
	2011	2010

Service charges on deposit accounts	$3,430	$3,778
ATM fees and interchange	1,645	1,368
Other service fees	406	331
Mortgage banking service fees	361	307
Change in value of mortgage servicing rights	(60)	(49)
Gain on sale of loans	725	585
Commissions on sale of nondeposit investment products	360	267
Increase in cash value of life insurance	450	426
Change in indemnification asset	1,692	—
Gain on disposition of foreclosed assets	200	40
Legal settlement	—	400
Other noninterest income	141	94

Total noninterest income	$9,350	$7,547

Noninterest income increased $1,803,000 (23.9%) to $9,350,000 in the three months ended March 31, 2011 when compared to the three months ended March 31, 2010. Service charges on deposit accounts were down $348,000 (9.2%) due to new overdraft regulations that became effective on July 1, 2010 and caused a decrease in non-sufficient funds fees. ATM fees and interchange income was up $277,000 (20.2%) due to increased customer point-of-sale transactions that are the result of incentives for such usage. Overall, mortgage banking activities, which includes mortgage banking servicing fees, change in value of mortgage servicing rights, and gain on sale of loans, accounted for $1,026,000 of noninterest income during the three months ended March 31, 2011 compared to $844,000 during the three months ended March 31, 2010. Commissions on sale of nondeposit investment products increased $93,000 (34.8%) during the three months ended March 31, 2011. The change in indemnification asset of $1,692,000 recorded during the three months ended March 31, 2011 is primarily due to an increase in estimated loan losses from the loan portfolio and foreclosed assets acquired in the Granite acquisition on May 28, 2010, and the fact that such losses are generally “covered” at the rate of 80% by the FDIC. The actual increase in estimated losses is reflected in decreased interest income, increased provision for loan losses and/or increased provision for foreclosed asset losses.

Noninterest Expense
The following table summarizes the Company’s other noninterest expense for the periods indicated (dollars in thousands):

	Three months ended
	March 31,
	2011	2010

Salaries and related benefits:
Base salaries, net of deferred loan origination costs	$7,004	$6,974
Incentive compensation	916	546
Benefits and other compensation costs	2,873	2,630

Total salaries and related benefits	10,793	10,150

Other noninterest expense:
Occupancy	1,460	1,329
Equipment	921	974
Data processing and software	852	675
ATM network charges	482	458
Telecommunications	406	413
Postage	216	247
Courier service	208	197
Advertising and marketing	432	521
Assessments	867	784
Operational losses	109	67
Professional fees	287	716
Foreclosed asset expense	167	197
Provision for foreclosed asset losses	449	—
Change in reserve for unfunded commitments	50	—
Intangible amortization	85	65
Other	1,887	2,010

Total other noninterest expenses	8,878	8,653

Total noninterest expense	$19,671	$18,803

Average full time equivalent staff	670	651
Noninterest expense to revenue (FTE)	63.2%	63.4%
Salary and benefit expenses increased $643,000 (6.3%) to $10,793,000 during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Base salaries increased $30,000 (0.4%) to $7,004,000 during the three months ended March 31, 2011. The increase in base salaries was mainly due to a 2.9% increase in average full time equivalent staff to 670 that was substantially offset by increased deferral of loan origination related salaries due to increased loan production when compared to the three months ended March 31, 2010. Incentive and commission related salary expenses increased $370,000 (67.8%) to $916,000 during three months ended March 31, 2011 due primarily to increases in production related incentives and incentives tied to net income. Benefits expense, including retirement, medical and workers’ compensation insurance, and taxes, increased $243,000 (9.2%) to $2,873,000 during the three months ended March 31, 2011 primarily due to increases in stock option vesting and supplemental retirement plan expenses.
Other noninterest expenses increased $225,000 (2.6%) to $8,878,000 during the three months ended March 31, 2011 when compared to the three months ended March 31, 2010. Changes in the various categories of other noninterest expense are reflected in the table above. The changes are indicative of the economic environment which has led to increases, or fluctuations, in professional loan collection expenses, provision for foreclosed asset losses, and foreclosed asset expenses. Occupancy and equipment expenses increased primarily due to one new branch opening in each of the first and second quarters of 2010, and two branches acquired in the Granite acquisition on May 28, 2010.
Income Taxes
The effective tax rate on income was 36.1% and 29.9% for the three months ended March 31, 2011 and 2010, respectively. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $381,000 and $151,000, respectively, in these periods. Tax-exempt income of $140,000 and $208,000, respectively, from investment securities, and $450,000 and $426,000, respectively, from increase in cash value of life insurance in these periods, along with relatively low levels of net income before taxes, helped to reduce the effective tax rate.

Financial Condition
Investment Securities
Investment securities available for sale increased $2,553,000 to $279,824,000 as of March 31, 2011, as compared to December 31, 2010. This increase is attributable to purchases of $25,456,000 of investment securities available for sale offset by proceeds from maturities of $22,139,000 of investment securities available for sale, a decrease in fair value of investments securities available for sale of $387,000, and amortization of net purchase price premiums of $377,000.
The following table presents the available for sale investment securities portfolio by major type as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(dollars in thousands)	Fair Value	%	Fair Value	%

Securities Available-for-Sale:
Obligations of U.S. government corporations and agencies	$266,849	95.4%	$264,181	95.3%
Obligations of states and political subdivisions	11,975	4.2%	12,541	4.5%
Corporate debt securities	1,000	0.4	549	0.2%

Total securities available-for-sale	$279,824	100.0%	$277,271	100.0%

Additional information about the investment portfolio is provided in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Restricted Equity Securities
Restricted equity securities were $9,133,000 at March 31, 2011 and $9,133,000 at December 31, 2010. The entire balance of restricted equity securities at March 31, 2011 and December 31, 2010 represent the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”).
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
The following table shows the Company’s loan balances, including net deferred loan costs, as of the dates indicated:

	March 31,	December 31,
(dollars in thousands)	2011	2010

Real estate mortgage	$823,563	$835,471
Consumer	388,142	395,771
Commercial	131,242	143,413
Real estate construction	44,713	44,916

Total loans	$1,387,660	$1,419,571

The following table shows the Company’s loan balances, including net deferred loan costs, as a percentage of total loans for the periods indicated:

	March 31,	December 31,
(dollars in thousands)	2011	2010

Real estate mortgage	59.3%	58.8%
Consumer	28.0%	27.9%
Commercial	9.5%	10.1%
Real estate construction	3.2%	3.2%

Total loans	100.0%	100.0%

At March 31, 2011 loans, including net deferred loan costs, totaled $1,387,660,000 which was a 2.2% ($31,911,000) decrease over the balances at December 31, 2010. Demand for all categories of loans was weak during the three months ended March 31, 2011.
In connection with the FDIC-assisted acquisition of certain of the assets and liabilities of Granite, the Bank entered into a loss-sharing agreement with the FDIC that covered approximately $85 million of Granite’s assets. The Bank shares in the losses on the asset pools (loans, and foreclosed loan collateral) covered under the loss-sharing agreement. Pursuant to the terms of the loss sharing agreement, the FDIC is obligated to reimburse the Bank for 80% of losses with respect to covered assets. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank under the loss sharing agreement. We refer to the loans covered by the loss sharing agreement as “covered loans.” We referred to our loans that are not covered by the loss-sharing agreement as “noncovered loans.” In addition, we refer to loans purchased or obtained in a business combination as “purchased credit impaired” (PCI) loans, or “purchased non-credit impaired” (PNCI) loans. The Company refers to loans that it originates as “originated” loans. As of March 31, 2011, the Company has no loans that it classifies as PNCI loans.
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
Interest income on originated nonaccrual loans that would have been recognized during the months ended March 31, 2011 and 2010, if all such loans had been current in accordance with their original terms, totaled $1,601,000 and $1,826,000, respectively. Interest income actually recognized on these originated loans during the three months ended March 31, 2011 and 2010 was $108,000 and $316,000, respectively.
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
The following tables set forth the amount of the Bank’s nonperforming assets as of the dates indicated. For purposes of the following table, PCI loans that are ninety days past and still accruing are not considered nonperforming loans:

	March 31,	December 31,
(dollars in thousands)	2011	2010

Performing nonaccrual loans	$36,545	$36,518
Nonperforming nonaccrual loans	34,364	39,224

Total nonaccrual loans	70,909	75,742
Originated loans 90 days past due and still accruing	144	245

Total nonperforming loans	71,053	75,987
Noncovered foreclosed assets	4,472	5,000
Covered foreclosed assets	4,511	4,913

Total nonperforming assets	$80,036	$85,900

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$3,736	$3,937
Indemnified portion of covered foreclosed assets	$3,609	$3,930
PCI loans 90 days past due and still accruing	$2,618	$3,553

Nonperforming assets to total assets	3.65%	3.92%
Nonperforming loans to total loans	5.12%	5.35%
Allowance for loan losses to nonperforming loans	65%	56%
The following table and narrative describe the activity in the balance of nonperforming assets during the three-month period ended March 31, 2011:

	Balance at		Advances/	Pay-		Transfers to		Balance at
	December 31,	New	Capitalized	downs	Charge-offs/	Foreclosed	Category	March 31,
(dollars in thousands):	2010	NPA	Costs	/Sales	Write-downs	Assets	Changes	2011
Real estate mortgage:
Residential	$11,771	$1,816	$62	$(376)	$(1,125)	—	—	$12,148
Commercial	38,925	443	—	(2,275)	(368)	(911)	20	35,834
Consumer
Home equity lines	10,604	2,654	581	(623)	(3,601)	(582)	—	9,033
Home equity loans	701	23	—	(7)	—	—	—	717
Auto indirect	1,296	173	1	(277)	(135)	—	—	1,058
Other consumer	83	237	—	(13)	(229)	—	—	78
Commercial	4,618	1,802	—	(514)	(1,556)	—	(20)	4,330
Construction:
Residential	7,117	—	12	(124)	(35)	(30)	(287)	6,653
Commercial	872	479	—	(436)	—	—	287	1,202

Total nonperforming loans	75,987	7,627	656	(4,645)	(7,049)	(1,523)	—	71,053
Noncovered foreclosed assets	5,000	—	—	(1,983)	(68)	1,523	—	4,472
Covered foreclosed assets	4,913	—	—	(21)	(381)	—	—	4,511

Total nonperforming assets	$85,900	$7,627	656	$(6,649)	$(7,498)	—	—	$80,036

Nonperforming assets decreased during the first quarter of 2011 by $5,864,000 (6.8%) to $80,036,000 at March 31, 2011 compared to $85,900,000 at December 31, 2010. The decrease in nonperforming assets during the first quarter of 2011 was primarily the result of new nonperforming loans of $7,627,000, advances on existing nonperforming loans and capitalized costs on foreclosed assets of $656,000, less pay-downs or upgrades of nonperforming loans to performing status totaling $4,645,000, less dispositions of foreclosed assets totaling $2,004,000, less loan charge-offs of $7,049,000, and less write-downs of foreclosed assets of $449,000.

The primary causes of the $7,432,000 in new nonperforming loans during the first quarter of 2011 were increases of $1,816,000 on seven residential real estate loans, $443,000 on five commercial real estate loans, $2,677,000 on 42 home equity lines and loans, $173,000 on 36 indirect auto loans, $42,000 on 18 consumer loans, $1,802,000 on 35 C&I loans, and $479,000 on a single commercial construction loan.
The $1,802,000 in new nonperforming C&I loans was primarily made up of a $499,000 loan secured by livestock in central California. Related charge-offs are discussed below.
The $479,000 in new nonperforming construction loans consisted entirely of a single unsecured loan to a real estate developer in northern California. Related charge-offs are discussed below.
Loan charge-offs during the three months ended March 31, 2011
In the first quarter of 2011, the Company recorded $7,049,000 in loan charge-offs less $701,000 in recoveries resulting in $6,348,000 of net loan charge-offs. Primary causes of the charges taken in the first quarter of 2011 were gross charge-offs of $1,125,000 on 19 residential real estate loans, $368,000 on six commercial real estate loans, $3,601,000 on 75 home equity lines and loans, $135,000 on 42 auto indirect loans, $229,000 on other consumer loans and overdrafts, $1,556,000 on 42 C&I loans, and $35,000 on two residential construction loans.
The $1,556,000 in charge-offs the bank took in its C&I portfolio was primarily the result of $300,000 on an asset-based line of credit secured by accounts receivable and inventory in northern California. The remaining $1,256,000 was spread over 41 loans spread throughout the Company’s footprint.
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
As noted above, the allowance for originated loan losses consists of a specific allowance, a formula allowance, and an allowance for environmental factors. The first component, the specific allowance, results from the analysis of identified credits that meet management’s criteria for specific evaluation. These loans are reviewed individually to determine if such loans are considered impaired. Impaired loans are those where management has concluded that it is probable that the borrower will be unable to pay all amounts due under the contractual terms. Impaired loans are specifically reviewed and evaluated individually by management for loss potential by evaluating sources of repayment, including collateral as applicable, and a specified allowance for loan losses is established where necessary.
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
Specifically, in assessing how much environmental factor allowance needed to be provided at March 31 2011, management considered the following:
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
The Components of the Allowance for Loan Losses
The following table sets forth the Bank’s allowance for loan losses as of the dates indicated (dollars in thousands):

	March 31,	December 31,
	2011	2010

Allowance for originated loan losses:
Specific allowance	$4,832	$6,945
Formula allowance	32,278	31,070
Environmental factors allowance	3,205	2,948

Allowance for originated loan losses	40,315	40,963
Allowance for PCI loan losses	2,909	1,608

Allowance for loan losses	$43,224	$42,571

Allowance for loan losses to loans	3.12%	3.00%
Based on the current conditions of the loan portfolio, management believes that the $43,224,000 allowance for loan losses at March 31, 2011 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.
The following table summarizes the allocation of the allowance for loan losses between loan types as of the dates indicated:

	March 31,	December 31,
(dollars in thousands)	2011	2010

Real estate mortgage	$15,570	$15,707
Consumer	18,393	17,779
Commercial	6,967	5,991
Real estate construction	2,294	3,094

Total allowance for loan losses	$43,224	$42,571

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total allowance for loan losses as of the dates indicated:

	March 31,	December 31,
(dollars in thousands)	2011	2010

Real estate mortgage	36.0%	36.9%
Consumer	42.6%	41.8%
Commercial	16.1%	14.1%
Real estate construction	5.3%	7.2%

Total allowance for loan losses	100.0%	100.0%

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (dollars in thousands):

	Three months
	ended March 31,
	2011	2010

Allowance for loan losses:
Balance at beginning of period	$42,571	$35,473
Provision for loan losses	7,001	8,500
Loans charged off:
Real estate mortgage:
Residential	(1,125)	(455)
Commercial	(368)	(2,567)
Consumer:
Home equity lines	(3,601)	(2,242)
Home equity loans	—	(408)
Auto indirect	(135)	(526)
Other consumer	(229)	(340)
Commercial	(1,556)	(526)
Construction:
Residential	(35)	(1,037)
Commercial	—	—

Total loans charged off	(7,049)	(8,101)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	112	—
Commercial	28	27
Consumer:
Home equity lines	161	44
Home equity loans	2	—
Auto indirect	127	160
Other consumer	209	202
Commercial	21	14
Construction:
Residential	2	21
Commercial	39	—

Total recoveries of previously charged off loans	701	468

Net charge-offs	(6,348)	(7,633)

Balance at end of period	$43,224	$36,340

	Three months
	ended March 31,
	2011	2010

Reserve for unfunded commitments:
Balance at beginning of period	$2,640	$3,640
Provision for losses — unfunded commitments	50	—

Balance at end of period	$2,690	$3,640

Balance at end of period:
Allowance for loan losses	$43,224	$36,340
Reserve for unfunded commitments	2,690	3,640

Allowance for loan losses and Reserve for unfunded commitments	$45,914	$39,980

As a percentage of total loans at end of period:
Allowance for loan losses	3.12%	2.50%
Reserve for unfunded commitments	0.19%	0.25%

Allowance for loan losses and Reserve for unfunded commitments	3.31%	2.75%

Average total loans	$1,396,331	$1,469,685

Ratios:
Net charge-offs during period to average loans outstanding during period	1.82%	2.08%
Provision for loan losses to average loans outstanding	2.01%	2.31%
Foreclosed Assets, Net of Allowance for Losses
The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the years indicated (dollars in thousands):

	Balance at		Advances/					Balance at
	December 31,	New	Capitalized		Valuation	Transfers	Category	March 31,
(dollars in thousands):	2010	NPA	Costs	Sales	Adjustments	from Loans	Changes	2011
Noncovered:
Land & Construction	$2,211	—	—	$(263)	—	$30	—	$1,978
Residential real estate	2,449	—	—	(1,613)	$(51)	581	—	1,366
Commercial real estate	340	—	—	(107)	(17)	912	—	1,128

Total noncovered	5,000	—	—	(1,983)	(68)	1,523	—	4,472

Covered:
Land & Construction	3,016	—	—	—	(59)	—	—	2,957
Residential real estate	186	—	—	—	—	—	—	186
Commercial real estate	1,711	—	—	(21)	(322)	—	—	1,368

Total covered	4,913	—	—	(21)	(381)	—	—	4,511

Total foreclosed assets	$9,913	—	—	$(2,004)	$(449)	$1,523	—	$8,983

Intangible Assets
Intangible assets were comprised of the following as of the dates indicated:

	March 31,	December 31,
(dollars in thousands)	2011	2010

Core-deposit intangible	$495	$580
Goodwill	15,519	15,519

Total intangible assets	$16,014	$16,099

The core-deposit intangible assets resulted from the Bank’s 2010 acquisition of Granite and the 2003 acquisition of North State National Bank. The goodwill intangible asset resulted from the North State National Bank acquisition. Amortization of core deposit intangible assets amounting to $85,000 and $65,000 was recorded in noninterest expense during the three months ended March 31, 2011 and 2010, respectively.
Deposits
Deposits at March 31, 2011 increased $7,739,000 (4.2%) over 2010 year-end balances to $1,859,912,000. All categories of deposits increased during the three months ended March 31, 2011 except time certificates. Included in the March 31, 2011 and December 31, 2010 certificate of deposit balances is $5,000,000 from the State of California. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally favorable to other wholesale funding sources available to the Bank. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report. See Note 13 to the consolidated financial statements at Item 1 of this report for information about the Company’s deposits.
Long-Term Debt
See Note 16 to the consolidated financial statements at Item 1 of this report for information about the Company’s other borrowings, including long-term debt.
Junior Subordinated Debt
See Note 17 to the consolidated financial statements at Item 1 of this report for information about the Company’s junior subordinated debt.
Off-Balance Sheet Arrangements
See Note 18 to the consolidated financial statements at Item 1 of this report for information about the Company’s commitments and contingencies including off-balance-sheet arrangements.
Capital Resources
The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management.
The Company adopted and announced a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. The Company did not repurchase any shares during the three months ended March 31, 2011. This plan has no stated expiration date for the repurchases. As of March 31, 2011, the Company had repurchased 166,600 shares under this plan, which left 333,400 shares available for repurchase under the plan. Shares that are repurchased in accordance with the provisions of a Company stock option plan or equity compensation plan are not counted against the number of shares repurchased under the repurchase plan adopted on August 21, 2007.
The Company’s primary capital resource is shareholders’ equity, which was $201,811,000 at March 31, 2011. This amount represents an increase of $1,414,000 from December 31, 2010, the net result of comprehensive income for the period of $2,576,000, and the effect of stock option vesting of $265,000, that were partially offset by dividends paid of $1,427,000. The Company’s ratio of equity to total assets was 9.19% and 9.15% as of March 31, 2011 and December 31, 2010, respectively.

The following summarizes the Company’s ratios of capital to risk-adjusted assets as of the dates indicated:

	As of	As	Minimum
	March 31,	December 31,	Regulatory
	2011	2010	Requirement

Tier I Capital	13.18%	12.93%	4.00%
Total Capital	14.45%	14.20%	8.00%
Leverage ratio	10.32%	10.03%	4.00%
See Note 19 to the consolidated financial statements at Item 1 of this report for information about the Company’s capital resources.
Liquidity
The Bank’s principal source of asset liquidity is cash at Federal Reserve and other banks and marketable investment securities available for sale. At March 31, 2011, cash at Federal Reserve and other banks and investment securities available for sale totaled $631,591,000, representing an increase of $40,508,000 (6.9%) from December 31, 2010. In addition, the Company generates additional liquidity from its operating activities. The Company’s profitability during the first three months of 2011 generated cash flows from operations of $10,315,000 compared to $11,484,000 during the first three months of 2010. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks. Maturities of investment securities produced cash inflows of $22,139,000 during the three months ended March 31, 2011 compared to $20,254,000 for the three months ended March 31, 2010. During the three months ended March 31, 2011, the Company invested $25,456,000 in securities and received $24,056,000 of net loan principal reductions, compared to $101,255,000 invested in securities and $35,342,000 of net loan principal reductions, respectively, during the first three months of 2010. These changes in investment and loan balances contributed to net cash provided by investing activities of $22,840,000 during the three months ended March 31, 2011, compared to net cash used by investing activities of $46,586,000 during the three months ended March 31, 2010. Financing activities provided net cash of $2,073,000 during the three months ended March 31, 2011, compared to net cash used by financing activities of $2,823,000 during the three months ended March 31, 2010. Deposit balance increases accounted for $7,739,000 of financing sources of funds during the three months ended March 31, 2011, compared to $4,785,000 of financing sources of funds during the three months ended March 31, 2010. A net decrease in short-term other borrowings accounted for $4,239,000 of financing uses of funds during the three months ended March 31, 2011, compared to $5,801,000 of funds used to decrease short-term other borrowings during the three months ended March 31, 2010. Dividends paid used $1,427,000 and $2,062,000 of cash during the three months ended March 31, 2011 and 2010, respectively. Also, the Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our assessment of market risk as of March 31, 2011 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 4. Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.
During the quarter ended March 31, 2011, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
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
See Note 18, Commitments and Contingencies, for a discussion of the Company’s involvement in litigation pertaining to Visa, Inc.
Item 1A — Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I—Item 1A—Risk Factors” in our Form 10-K for the year ended December 31, 2010, as supplemented and updated by the discussion below. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.
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
Our ability to obtain reimbursement under the loss sharing agreements on covered assets depends on our compliance with the terms of the loss sharing agreements. Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. Additionally, Management may decide to forgo loss share coverage on certain assets to allow greater flexibility over the management of certain assets. As of

March 31, 2011, $56,496,000, or 2.6%, of the Company’s assets were covered by the aforementioned FDIC loss sharing agreements.
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows information concerning the common stock repurchased by the Company during the first quarter of 2011 pursuant to the Company’s stock repurchase plan adopted on August 21, 2007, which is discussed in more detail under “Capital Resources” in this report and is incorporated herein by reference:

			(c) Total number of
			shares purchased as	(d) Maximum number
			part of publicly	of shares that may yet
	(a) Total number	(b) Average price	announced plans or	be purchased under the
Period	of shares purchased	paid per share	programs	plans or programs

Jan. 1-31, 2011	—	—	—	333,400
Feb. 1-28, 2011	—	—	—	333,400
Mar. 1-31, 2011	—	—	—	333,400

Total	—	—	—	333,400
Item 6 — Exhibits

3.1	Restated Articles of Incorporation, filed as Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 16, 2009.

3.2	Bylaws of TriCo Bancshares, as amended, filed as Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed February 17, 2011.

4	Certificate of Determination of Preferences of Series AA Junior Participating Preferred Stock filed as Exhibit 3.3 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.1	Rights Agreement dated June 25, 2001, between TriCo and Mellon Investor Services LLC filed as Exhibit 1 to TriCo’s Form 8-A dated July 25, 2001.

10.2*	Form of Change of Control Agreement dated as of August 23, 2005, between TriCo, Tri Counties Bank and each of Dan Bailey, Bruce Belton, Craig Carney, Gary Coelho, Rick Miller, Richard O’Sullivan, Thomas Reddish, and Ray Rios filed as Exhibit 10.2 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.5*	TriCo’s 1995 Incentive Stock Option Plan filed as Exhibit 4.1 to TriCo’s Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063).

10.6*	TriCo’s 2001 Stock Option Plan, as amended, filed as Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.7*	TriCo’s 2009 Equity Incentive plan, included as Appendix A to TriCo’s definitive proxy statement filed on April 4, 2009.

10.8*	Amended Employment Agreement between TriCo and Richard Smith dated as of August 23, 2005 filed as Exhibit 10.8 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.9*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 filed as Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.10*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 filed as Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.11*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 filed as Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.13*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 filed as Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.14*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 filed as Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.15*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 filed as Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.16*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 filed as Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.17*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith, filed as Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.18*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin, filed as Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.19*	Form of Tri-Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish, filed as Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.20*	Form of Tri-Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin, filed as Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.21*	Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of the directors of TriCo Bancshares/Tri Counties Bank effective on the date that each director is first elected, filed as Exhibit 10.18 to TriCo’S Annual Report on Form 10-K for the year ended December 31, 2003.

10.22*	Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of Dan Bailey, Craig Carney, Rick Miller, Richard O’Sullivan, Thomas Reddish, Ray Rios, and Richard Smith filed as Exhibit 10.21 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.23	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Granite Community Bank, N.A., Granite Bay, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of May 28, 2010, and related addendum filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 3, 2010.

21.1	Tri Counties Bank, a California banking corporation, TriCo Capital Trust I, a Delaware business trust, and TriCo Capital Trust II, a Delaware business trust, are the only subsidiaries of Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

*	Management contract or compensatory plan or arrangement
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRICO BANCSHARES (Registrant)
Date: May 10, 2011	/s/ Thomas J. Reddish
Thomas J. Reddish
Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)