Form 10-Q
period 2011-06-30
TRICO BANCSHARES /
filed 2011-08-09
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: June, 30 2011

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
☑ Yes ☐ No
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
Common stock, no par value: 15,978,958 shares outstanding as of August 5, 2011

TriCo Bancshares
FORM 10-Q

Page
Forward-Looking Statements	1
PART I — FINANCIAL INFORMATION	2
Item 1 — Financial Statements	2
Financial Summary	36
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3 — Quantitative and Qualitative Disclosures about Market Risk	58
Item 4 — Controls and Procedures	58
PART II — OTHER INFORMATION	59
Item 1 — Legal Proceedings	59
Item 1A — Risk Factors	59
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	60
Item 6 — Exhibits	60
Signatures	61
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TRICO BANCSHARES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data; unaudited)

	At June 30,	At December 31,
	2011	2010

Assets:
Cash and due from banks	$52,874	$57,254
Cash at Federal Reserve and other banks	338,180	313,812

Cash and cash equivalents	391,054	371,066
Securities available-for-sale	264,992	277,271
Restricted equity securities	9,199	9,133
Loans held for sale	4,379	4,988
Loans	1,396,062	1,419,571
Allowance for loan losses	(43,962)	(42,571)

Total loans, net	1,352,100	1,377,000
Foreclosed assets, net	9,337	9,913
Premises and equipment, net	20,142	19,120
Cash value of life insurance	51,441	50,541
Accrued interest receivable	6,549	7,131
Goodwill	15,519	15,519
Other intangible assets, net	475	580
Mortgage servicing rights	4,818	4,605
Indemnification asset	4,545	5,640
Other assets	41,634	37,282

Total assets	$2,176,184	$2,189,789

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$419,391	$424,070
Interest-bearing	1,417,340	1,428,103

Total deposits	1,836,731	1,852,173
Accrued interest payable	1,865	2,151
Reserve for unfunded commitments	2,640	2,640
Other liabilities	29,561	29,170
Other borrowings	59,234	62,020
Junior subordinated debt	41,238	41,238

Total liabilities	1,971,269	1,989,392

Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding:
15,978,958 at June 30, 2011	83,863
15,860,138 at December 31, 2010		81,554
Retained earnings	118,408	117,533
Accumulated other comprehensive income, net of tax	2,644	1,310

Total shareholders’ equity	204,915	200,397

Total liabilities and shareholders’ equity	$2,176,184	$2,189,789

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data; unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Interest and dividend income:
Loans, including fees	$21,735	$22,701	$43,457	$45,514
Debt securities:
Taxable	2,347	2,727	4,721	5,482
Tax exempt	136	188	276	396
Dividends	7	6	14	12
Interest bearing cash at Federal Reserve and other banks	242	154	433	308

Total interest and dividend income	24,467	25,776	48,901	51,712

Interest expense:
Deposits	1,802	2,727	3,629	5,785
Other borrowings	600	602	1,193	1,196
Junior subordinated debt	312	313	622	619

Total interest expense	2,714	3,642	5,444	7,600

Net interest income	21,753	22,134	43,457	44,112
Provision for loan losses	5,561	10,000	12,562	18,500

Net interest income after provision for loan losses	16,192	12,134	30,895	25,612

Noninterest income:
Service charges and fees	6,121	6,082	11,903	11,817
Gain on sale of loans	495	577	1,220	1,162
Commissions on sale of non-deposit investment products	648	362	1,008	629
Increase in cash value of life insurance	450	426	900	852
Other	537	657	2,570	1,191

Total noninterest income	8,251	8,104	17,601	15,651

Noninterest expense:
Salaries and related benefits	10,715	9,985	21,508	20,135
Other	9,380	8,423	18,258	17,076

Total noninterest expense	20,095	18,408	39,766	37,211

Income before income taxes	4,348	1,830	8,730	4,052

Provision for income taxes	1,577	510	3,159	1,174

Net income	$2,771	$1,320	5,571	$2,878

Earnings per share:
Basic	$0.17	$0.08	$0.35	$0.18
Diluted	$0.17	$0.08	$0.35	$0.18
The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data; unaudited)

				Accumulated
	Shares of			Other
	Common	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income	Total

Balance at December 31, 2009	15,787,753	$79,508	$118,863	$2,278	$200,649

Comprehensive income:
Net income			2,878		2,878
Change in net unrealized loss on securities available for sale, net				1,854	1,854

Total comprehensive income					4,732
Stock option vesting		275			275
Stock options exercised	146,403	1,229			1,229
Tax benefit of stock options exercised		390			390
Repurchase of common stock	(74,018)	(373)	(991)		(1,364)
Dividends paid ($0.22 per share)			(3,489)		(3,489)

Balance at June 30, 2010	15,860,138	$81,029	$117,261	$4,132	$202,422

Balance at December 31, 2010	15,860,138	$81,554	$117,533	$1,310	$200,397
Comprehensive income:
Net income			5,571		5,571
Change in net unrealized gain on securities available for sale, net				1,334	1,334

Total comprehensive income					6,905
Stock option vesting		500			500
Stock options exercised	296,250	2,428			2,428
Tax benefit of stock options exercised		296			296
Repurchase of common stock	(177,430)	(915)	(1,830)		(2,745)
Dividends paid ($0.18 per share)			(2,866)		(2,866)

Balance at June 30, 2011	15,978,958	$83,863	$118,408	$2,644	$204,915

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	For the six months ended June 30,
	2011	2010

Operating activities:
Net income	$5,571	$2,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	1,612	1,810
Amortization of intangible assets	105	137
Provision for loan losses	12,562	18,500
Amortization of investment securities premium, net	685	432
Originations of loans for resale	(55,579)	(36,420)
Proceeds from sale of loans originated for resale	56,973	37,508
Gain on sale of loans	(1,220)	(1,162)
Change in market value of mortgage servicing rights	222	618
Provision for losses on foreclosed assets	1,087	55
Gain on sale of foreclosed assets	(385)	(350)
Loss on disposal of fixed assets	15	40
Increase in cash value of life insurance	(900)	(852)
Stock option vesting expense	500	275
Stock option excess tax benefits	(296)	(390)
Bargain purchase gain	—	(232)
Change in reserve for unfunded commitments	—	(800)
Change in:
Interest receivable	582	291
Interest payable	(286)	(1,127)
Other assets and liabilities, net	(3,900)	1,266

Net cash from operating activities	17,348	22,477

Investing activities:
Proceeds from maturities of securities available-for-sale	39,352	42,816
Purchases of securities available-for-sale	(25,456)	(101,255)
Redemption (purchase) of restricted equity securities, net	(66)	447
Loan principal (increases) decreases, net	8,084	40,097
Proceeds from sale of foreclosed assets	4,145	2,497
Improvements of foreclosed assets	(17)	—
Proceeds from sale of premises and equipment	1	2
Purchases of premises and equipment	(2,288)	(1,691)
Cash received from acquisitions	—	18,764

Net cash from investing activities	23,755	1,677

Financing activities:
Net decrease in deposits	(15,442)	(33,564)
Net change in short-term other borrowings	(2,786)	(11,301)
Stock option excess tax benefits	296	390
Repurchase of common stock	(753)	(338)
Dividends paid	(2,866)	(3,489)
Exercise of stock options	436	203

Net cash from financing activities	(21,115)	(48,099)

Net change in cash and cash equivalents	19,988	(23,945)

Cash and cash equivalents at beginning of period	371,066	346,589

Cash and cash equivalents at end of period	$391,054	$322,644

Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned	$4,254	$3,788
Unrealized net gain on securities available for sale	$2,302	$3,200
Market value of shares tendered by employees in-lieu of cash to pay for exercise options and/or related taxes	$1,992	$1,026
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$5,730	$8,727
Cash paid for income taxes	$2,620	$2,625
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
Investment Securities
The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. During the six months ended June 30, 2011 and the year ended December 31, 2010, the Company did not have any securities classified as either held-to-maturity or trading.
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
The Company assesses an other-than-temporary impairment (“OTTI”) based on whether it intends to sell a security or if it is likely that the Company would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. No OTTI losses were recognized in the six months ended June 30, 2011 or the year ended December 31, 2010.
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
Recent Accounting Pronouncements
FASB issued Accounting Standards Update (ASU) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This Update amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The amendments in this Update apply to all entities, both public and nonpublic. The amendments in this Update affect all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. For public entities, the disclosures required by this Update as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. For nonpublic entities, the disclosures are effective for annual reporting periods ending on or after December 15, 2011. The amendments in this Update encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. As this ASU is disclosure-related only, the adoption of this ASU did not impact the Bank’s financial condition or results of operations.

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
FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This Update provides additional guidance relating to when creditors should classify loan modifications as troubled debt restructurings. This Update also ends the deferral issued in January 2010 of the disclosures about troubled debt restructurings required by ASU No. 2010-20. The provisions of ASU No. 2011-02 and the disclosure requirements of ASU No. 2010-20 are effective for the Company’s interim reporting period ending September 30, 2011. The guidance applies retrospectively to restructurings occurring on or after January 1, 2011. The adoption of this Update is not expected to have a material impact on the Company’s consolidated financial statements.
FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. This Update is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 will be effective for the Company on January 1, 2012 and is not expected to have a significant impact on the Company’s financial statements.
FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclousre Requirements in U.S. GAAP and IFRSs. ASU 2011-04 amends Topic 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.
FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income. ASU 2011-05 amends Topic 220, Comprehensive Income, to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

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
The following table presents a reconciliation of the undiscounted contractual cash flows, nonaccretable difference, accretable yield, and fair value of covered loans for each respective acquired loan portfolio at the acquisition dates:

Granite
(in thousands)	May 28, 2010
Undiscounted contractual cash flows	$99,179
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(11,226)

Undiscounted cash flows expected to be collected	87,953
Accretable yield at acquisition	(23,151)

Estimated fair value of Loans acquired at acquisition	$64,802

Note 3 — Investment Securities
The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:

	June 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
Securities Available-for-Sale
Obligations of U.S. government corporations and agencies	$242,914	$9,918	—	$252,832
Obligations of states and political subdivisions	11,840	395	(75)	12,160

Total securities available-for-sale	$254,754	$10,313	$(75)	$264,992

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
Securities Available-for-Sale
Obligations of U.S. government corporations and agencies	$255,884	$8,623	$(326)	$264,181
Obligations of states and political subdivisions	12,452	141	(52)	12,541
Corporate debt securities	1,000	—	(451)	549

Total securities available-for-sale	$269,336	$8,764	$(829)	$277,271

No investment securities were sold during the six months ended June 30, 2011 or the year ended December 31, 2010. Investment securities with an aggregate carrying value of $121,308,000 and $140,100,000 at June 30, 2011 and December 31, 2010, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.
The amortized cost and estimated fair value of debt securities at June 30, 2011 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2011, obligations of U.S. government corporations and agencies with a cost basis totaling $242,914,000 consist almost entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At June 30, 2011, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 3.3 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Investment Securities
Due in one year	$22	$22
Due after one year through five years	25,176	26,336
Due after five years through ten years	75,073	76,535
Due after ten years	154,483	162,099

Totals	$254,754	$264,992

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

June 30, 2011			(in thousands)
Securities Available-for-Sale:
Obligations of U.S. government corporations and agencies	$11	—	—	—	$11	—
Obligations of states and political subdivisions	1,649	(75)	—	—	1,649	(75)

Total securities available-for-sale	$1,660	$(75)	—	—	$1,660	$(75)

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

December 31, 2010			(in thousands)
Securities Available-for-Sale:
Obligations of U.S. government corporations and agencies	$54,760	$(326)	—	—	$54,760	$(326)
Obligations of states and political subdivisions	1,345	(22)	513	(30)	1,858	(52)
Corporate debt securities	—	—	549	(451)	549	(451)

Total securities available-for-sale	$56,105	$(348)	$1,062	$(481)	$57,167	$(829)

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At June 30, 2011, one debt securities representing obligations of U.S. government corporations and agencies had an unrealized loss with aggregate depreciation of 0.03% from the Company’s amortized cost basis.
Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions are caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At June 30, 2011, three debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 4.35% from the Company’s amortized cost basis.
Corporate debt securities: The unrealized losses on investments in corporate debt securities were caused by increases in required yields by investors in similar types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At June 30, 2011, the Company had no corporate debt securities.

Note 4 — Loans
A summary of the balances of loans follows (in thousands):

	June 30, 2011			December 31, 2010
	Originated	PCI	Total	Originated	PCI	Total

Mortgage loans on real estate:
Residential 1-4 family	$121,474	$6,398	$127,872	$123,623	$7,597	$131,220
Commercial	679,922	24,661	704,583	682,103	25,739	707,842

Total mortgage loan on real estate	801,396	31,059	832,455	805,726	33,336	839,062
Consumer:
Home equity lines of credit	324,662	6,302	330,964	329,080	7,072	336,152
Home equity loans	14,830	—	14,830	17,588	—	17,588
Auto Indirect	16,741	—	16,732	24,577	—	24,577
Other	18,601	—	18,610	15,622	—	15,622

Total consumer loans	374,834	6,302	381,136	386,867	7,072	393,939
Commercial	132,487	8,037	140,524	133,032	10,364	143,396
Construction:
Residential	18,042	4,445	22,435	19,459	4,463	23,922
Commercial	21,433	—	21,485	21,029	—	21,029

Total construction	39,475	4,445	43,920	40,488	4,463	44,951

Total loans	1,348,192	49,843	1,398,035	1,366,113	55,235	1,421,348
Net deferred loan (fees) costs	(1,973)	—	(1,973)	(1,777)	—	(1,777)

Total loans, net of deferred loan fees	$1,346,219	$49,843	$1,396,062	$1,364,336	$55,235	$1,419,571

Noncovered loans	$1,346,192	—	$1,346,219	$1,364,336	—	$1,364,336
Covered loans	—	49,843	49,843	—	55,235	55,235

Total loans	$1,346,192	$49,843	$1,396,062	$1,364,336	$55,235	$1,419,571

Allowance for loan loss	$(41,592)	$(2,370)	$(43,962)	$(40,963)	$(1,608)	$(42,571)

The following is a summary of the change in accretable yield for PCI loans during the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Change in accretable yield:
Balance at beginning of period	$14,399	—	$17,717	—
Acquisitions	—	$23,151		$23,151
Accretion to interest income	(994)	(369)	(2,028)	(369)
Reclassification (to) from Nonaccretable difference	52	—	(2,232)	—

Balance at end of period	$13,457	$22,782	$13,457	$22,782

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

	Allowance for Loan Losses — Three months ended June 30, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total

Beginning balance	$3,544	$12,027	$16,296	$911	$481	$704	$6,967	$1,395	$899	$43,224
Charge-offs	(321)	(1,621)	(1,928)	(264)	(100)	(304)	(202)	(395)	(95)	(5,230)
Recoveries	—	38	86	—	56	165	41	20	1	407
Provision	(702)	2,975	2,026	524	(53)	257	6	677	(149)	5,561

Ending balance	$2,521	$13,419	$16,480	$1,171	$384	$822	$6,812	$1,697	$656	$43,962

	Allowance for Loan Losses — Six months ended June 30, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total

Beginning balance	$3,007	$12,700	$15,054	$795	$1,229	$701	$5,991	$1,824	$1,270	$42,571
Charge-offs	(1,446)	(1,989)	(5,529)	(264)	(235)	(533)	(1,758)	(430)	(95)	(12,279)
Recoveries	112	66	247	2	183	374	62	22	40	1,108
Provision	848	2,642	6,708	638	(793)	280	2,517	281	(559)	12,562

Ending balance	$2,521	$13,419	$16,480	$1,171	$384	$822	$6,812	$1,697	$656	$43,962

Ending balance:
Individ. evaluated for impairment	$955	$2,181	$1,408	$129	$113	$22	$206	$286	$509	$5,809

Loans pooled for evaluation	$1,552	$11,224	$14,629	$1,042	$271	$800	$4,968	$1,150	$147	$35,783

Loans acquired with deteriorated credit quality	$14	$14	$443	—	—	—	$1,638	$261	—	$2,370

	Loans, net of unearned fees — As of June 30, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total

Ending balance:
Total loans	$127,083	$701,674	$332,532	$14,905	$16,767	$18,660	$140,531	$22,479	$21,431	$1,396,062

Individ. evaluated for impairment	$11,292	$65,734	$8,271	$492	$936	$93	$5,385	$6,250	$7,329	$105,782

Loans pooled for evaluation	$109,393	$611,279	$317,959	$14,413	$15,831	$18,567	$127,109	$11,784	$14,102	$1,240,437

Loans acquired with deteriorated credit quality	$6,398	$24,661	$6,302	—	—	—	$8,037	$4,445	—	$49,843

Note 5 — Allowance for Loan Losses (Continued)
The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses — Three months ended June 30, 2010
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total

Beginning balance	$2,131	$6,679	$14,428	$907	$1,645	$657	$7,067	$304	$2,522	$36,340
Charge-offs	(293)	(1,497)	(3,095)	(303)	(337)	(543)	(535)	(1,782)	(39)	(8,424)
Recoveries	—	28	24	7	167	182	103	3	—	514
Provision	1,002	4,153	2,551	1,305	(13)	302	(455)	1,748	(593)	10,000

Ending balance	$2,840	$9,363	$13,908	$1,916	$1,462	$598	$6,180	$273	$1,890	$38,430

Ending balance:

	Allowance for Loan Losses — Six months ended June 30, 2010
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total

Beginning balance	$2,618	$5,071	$13,483	$940	$1,986	$616	$6,958	$2,067	$1,734	$35,473
Charge-offs	(748)	(4,064)	(5,337)	(711)	(863)	(883)	(1,061)	(2,819)	(39)	(16,525)
Recoveries	—	55	68	7	327	384	117	24	—	982
Provision	970	8,301	5,694	1,680	12	481	166	1,001	195	18,500

Ending balance	$2,840	$9,363	$13,908	$1,916	$1,462	$598	$6,180	$273	$1,890	$38,430

Ending balance:
Individ. evaluated for impairment	$494	$857	$2,977	$368	$461	$67	$1,147	$46	$511	$6,928

Loans pooled for evaluation	$2,346	$8,506	$10,931	$1,548	$1,001	$531	$5,033	$227	$1,379	$31,502

Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—

	Loans, net of unearned fees — As of June 30, 2010
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total

Ending balance:
Total loans	$121,638	$729,218	$346,795	$46,580	$34,189	$15,143	$162,503	$10,320	$34,554	$1,500,940

Individ. evaluated for impairment	$7,556	$57,485	$9,960	$1,026	$1,759	$190	$3,351	$1,252	$12,397	$94,976

Loans pooled for evaluation	$106,304	$641,933	$328,109	$45,554	$32,430	$14,953	$147,786	$4,330	$22,157	$1,343,556

Loans acquired with deteriorated credit quality	$7,778	$29,800	$8,726	—	—	—	$11,366	$4,738	—	$62,408

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
The Company utilizes a risk grading system to assign a risk grade to each of its loans. Loans are graded on a scale ranging from Pass to Loss. A description of the general characteristics of the risk grades is as follows:
•	Pass — This grade represents loans ranging from acceptable to very little or no credit risk. These loans typically meet most if not all policy standards in regard to: loan amount as a percentage of collateral value, debt service coverage, profitability, leverage, and working capital.
•	Special Mention — This grade represents “Other Assets Especially Mentioned” in accordance with regulatory guidelines and includes loans that display some potential weaknesses which, if left unaddressed, may result in deterioration of the repayment prospects for the asset or may inadequately protect the Company’s position in the future. These loans warrant more than normal supervision and attention.
•	Substandard — This grade represents “Substandard” loans in accordance with regulatory guidelines. Loans within this rating typically exhibit weaknesses that are well defined to the point that repayment is jeopardized. Loss potential is, however, not necessarily evident. The underlying collateral supporting the credit appears to have sufficient value to protect the Company from loss of principal and accrued interest, or the loan has been written down to the point where this is true. There is a definite need for a well defined workout/rehabilitation program.

•	Doubtful — This grade represents “Doubtful” loans in accordance with regulatory guidelines. An asset classified as Doubtful has all the weaknesses inherent in a loan classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and financing plans.
•	Loss — This grade represents “Loss” loans in accordance with regulatory guidelines. A loan classified as Loss is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan, even though some recovery may be affected in the future. The portion of the loan that is graded loss should be charged off no later than the end of the quarter in which the loss is identified.
The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Credit Quality Indicators-As of June 30, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total

Originated loans:
Pass	$104,754	$543,687	$310,264	$14,176	$15,261	$18,409	$116,396	$8,353	$8,855	$1,140,155
Special mention	1,282	50,797	1,219	—	39	11	8,115	3,394	4,990	69,847
Substandard	14,649	82,529	14,747	729	1,467	240	7,983	6,287	7,586	136,217
Loss	—	—	—	—	—	—	—	—	—	—

Total	$120,685	$677,013	$326,230	$14,905	$16,767	$18,660	$132,494	$18,034	$21,431	$1,346,219

PCI loans	$6,398	$24,661	$6,302	—	—	—	$8,037	$4,445	—	$49,843

Total loans	$127,083	$701,674	$332,532	$14,905	$16,767	$18,660	$140,531	$22,479	$21,431	$1,396,062

	Credit Quality Indicators-As of December 31, 2010
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total

Originated loans:
Pass	$106,967	$543,492	$312,315	$16,740	$22,405	$15,363	$108,511	$8,190	$8,940	$1,142,923
Special mention	1,259	60,171	1,884	23	45	11	14,518	3,395	4,397	85,703
Substandard	14,664	75,582	16,538	913	2,207	255	10,020	7,857	7,674	135,710

Total	$122,890	$679,245	$330,737	$17,676	$24,657	$15,629	$133,049	$19,442	$21,011	$1,364,336

PCI loans	$7,597	$25,739	$7,072	—	—	—	$10,364	$4,463	—	$55,235

Total loans	$130,487	$704,984	$337,809	$17,676	$24,657	$15,629	$143,413	$23,905	$21,011	$1,419,571

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
The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of June 30, 2011:

	Analysis of Past Due and Nonaccrual Originated Loans-As of June 30, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total

Originated loans:
Past due:
30-59 Days	$359	$13,138	$3,479	$318	$464	$69	$1,463	$64	$5,180	$24,534
60-89 Days	122	963	2,233	80	184	16	442	337	400	4,777
> 90 Days	4,543	10,595	3,256	138	247	—	2,840	547	476	22,642

Total past due	5,024	24,696	8,968	536	895	85	4,745	948	6,056	51,953
Current	115,661	652,317	317,262	14,369	15,872	18,575	127,749	17,086	15,375	1,294,266

Total loans	$120,685	$677,013	$326,230	$14,905	$16,767	$18,660	$132,494	$18,034	$21,431	$1,346,219

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$10,623	$42,832	$7,363	$426	$864	$93	$4,180	$6,250	$1,089	$73,720

The following table shows the contractual ending balance of current, past due, and nonaccrual PCI loans by loan category as of June 30, 2011 (this table is prepared on an individual loan basis):

	Analysis of Past Due and Nonaccrual PCI Loans-As of June 30, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total

PCI Loans:
Past due:
30-59 Days	—	$333	—	—	—	—	—	$528	—	$861
60-89 Days	—	—	110	—	—	—	796	—	—	906
> 90 Days	—	1,549	335	—	—	—	771	30	—	2,685

Total past due	—	1,882	445	—	—	—	1,567	558	—	4,452
Current	6,398	22,779	5,857	—	—	—	6,470	3,887	—	45,391

Total PCI loans	$6,398	$24,661	$6,302	—	—	—	$8,037	$4,445	—	$49,843

At June 30, 2011, the Company had no nonaccruing PCI loans.

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of December 31, 2010:

	Analysis of Past Due and Nonaccrual Originated Loans-As of December 31, 2010
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total

Originated loans:
Past due:
30-59 Days	$2,822	$11,191	$3,546	$158	$604	$68	$1,405	$270	—	$20,064
60-89 Days	1,139	1,864	2,209	—	401	33	893	—	275	6,814
> 90 Days	7,980	20,748	6,843	694	403	7	401	1,781	612	39,469

Total past due	11,941	33,803	12,598	852	1,408	108	2,699	2,051	887	66,347
Current	110,949	645,442	318,139	16,824	23,249	15,521	130,350	17,391	20,124	1,297,989

Total loans	$122,890	$679,245	$330,737	$17,676	$24,657	$15,629	$133,049	$19,442	$21,011	$1,364,336

> 90 Days and still accruing	—	$147	—	—	—	—	—	$98	—	$245

Nonaccrual loans	$11,771	$38,778	$10,604	$701	$1,296	$83	$4,618	$7,019	$872	$75,742

The following table shows the contractual ending balance of current, past due, and nonaccrual PCI loans by loan category as of December 31, 2010 (this table is prepared on an individual loan basis):

	Analysis of Past Due and Nonaccrual PCI Loans-As of December 31, 2010
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

	Impaired Originated Loans-As June 30, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total

With no related allowance recorded:
Recorded investment	$7,613	$44,873	$4,311	$362	$548	$34	$4,791	$4,501	$6,472	$73,505

Unpaid principal	$10,165	$51,637	$7,009	$783	$1,005	$37	$5,815	$9,280	$6,666	$92,397

Average recorded Investment	$6,903	$45,180	$4,833	$527	$631	$42	$4,846	$5,288	$6,541	$74,791

Interest income Recognized	$13	$814	$4	$3	$6	$1	$57	$2	$189	$1,089

With an allowance recorded:
Recorded investment	$3,679	$20,861	$3,960	$130	$388	$59	$594	$1,749	$857	$32,277

Unpaid principal	$4,069	$23,516	$4,603	$295	$476	$63	$743	$2,706	$906	$37,377

Related allowance	$955	$2,181	$1,408	$129	$113	$22	$206	$286	$509	$5,809

Average recorded Investment	$4,827	$15,105	$4,661	$105	$528	$47	$838	$1,300	$843	$28,254

Interest income Recognized	$17	$408	$24	$1	$2	—	$8	$(18)	$6	$448

At June 30, 2011, $50,337,000 of originated loans were TDR and classified as impaired. The Company did not have any obligations to lend additional funds on these loans as of June 30, 2011.

	Impaired Originated Loans-As of December 31, 2010
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

Note 6 — Foreclosed Assets
A summary of the activity in the balance of foreclosed assets follows (in thousands):

	Six months ended June 30, 2011			Six months ended June 30, 2010
	Noncovered	Covered	Total	Noncovered	Covered	Total

Beginning balance, net	$5,000	$4,913	$9,913	$3,726	—	$3,726
Additions/transfers from loans	4,271	—	4,271	3,788	$4,629	8,417
Dispositions/sales	(2,914)	(846)	(3,760)	(1,838)	($305)	(2,143)
Valuation adjustments	(493)	(594)	(1,087)	(55)	—	(55)

Ending balance, net	$5,864	$3,473	$9,337	$5,621	$4,324	$9,945

Ending valuation allowance	($896)	($740)	($1,636)	($241)	—	($241)

Ending number of foreclosed assets	47	11	58	26	10	36

Proceeds from sale of foreclosed assets	$3,167	$978	$4,145	$2,192	$305	$2,497

Gain (loss) on sale of foreclosed assets	$253	$132	$385	$350	—	$350

Note 7 — Premises and Equipment
Premises and equipment were comprised of:

	June 30,	December 31,
	2011	2010
	(in thousands)
Premises	$20,321	$19,902
Furniture and equipment	24,536	26,009

	44,857	45,911
Less: Accumulated depreciation	(28,452)	(30,556)

	16,405	15,355
Land and land improvements	3,737	3,765

	$20,142	$19,120

Depreciation expense for premises and equipment amounted to $604,000 and $707,000 for the three months ended June 30, 2011 and 2010, respectively. Depreciation expense for premises and equipment amounted to $1,250,000 and $1,407,000 for the six months ended June 30, 2011 and 2010, respectively.
Note 8 — Cash Value of Life Insurance
A summary of the activity in the balance of cash value of life insurance follows (in thousands):

	Six months ended June 30,
	2011	2010

Beginning balance	$50,541	$48,694
Increase in cash value of life insurance	900	852

Ending balance	$51,441	$49,546

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
Note 9 — Goodwill and Other Intangible Assets
The following table summarizes the Company’s goodwill intangible as of the dates indicated.

	December 31,			June 30,
(Dollar in Thousands)	2010	Additions	Reductions	2011

Goodwill	$15,519	—	—	$15,519

The following table summarizes the Company’s core deposit intangibles as of the dates indicated.

	December 31,			June 30,
(Dollar in Thousands)	2010	Additions	Reductions	2011

Core deposit intangibles	$3,927	—	—	$3,927
Accumulated amortization	(3,347)	—	(105)	(3,452)

Core deposit intangibles, net	$580	—	$(105)	$475

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
Note 10 — Mortgage Servicing Rights
The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Mortgage servicing rights:
Balance at beginning of period	$4,808	$4,310	$4,605	$4,089
Additions	172	292	435	562
Change in fair value	(162)	(569)	(222)	(618)

Balance at end of period	$4,818	$4,033	$4,818	$4,033

Servicing, late and ancillary fees received	$370	$315	$731	$622
Balance of loans serviced at:
Beginning of period	$583,625	$518,803	$573,300	$505,947
End of period	$584,113	$527,436	$584,113	$527,436
Weighted-average prepayment speed (CPR)			14.5%	18.0%
Discount rate			9.0%	9.0%
The changes in fair value of MSRs that occurred during the three and six months ended June 30, 2011 and 2010 were mainly due to principal reductions and changes in estimated life of the MSRs.
Note 11 — Indemnification Asset
A summary of the activity in the balance of indemnification asset follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Beginning balance	$6,689	—	$5,640	—
Effect of actual covered losses and change in estimated future covered losses	204	$7,515	1,885	$7,515
Reimbursable expenses (revenue), net	(19)	—	103	—
Payments received	(2,329)	—	(3,083)	—

Ending balance	$4,545	$7,515	$4,545	$7,515

Note 12 — Other Assets
Other assets were comprised of (in thousands):

	June 30,	December 31,
	2011	2010

Deferred tax asset, net	$26,786	$28,046
Software	1,044	1,127
Prepaid expenses & miscellaneous other assets	13,804	8,109

Total other assets	$41,634	$37,282

The majority of prepaid expenses & miscellaneous other assets at June 30, 2011 and December 31, 2010 consisted of prepaid FDIC assessment and prepaid taxes. In November of 2009, the FDIC adopted an amendment to its assessment regulations to require insured institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of calendar 2009 and for all of the calendar years 2010, 2011 and 2012. The amount of the prepayment was generally determined based upon an institution’s assessment rate in effect on September 30, 2009, adjusted to reflect a 5% growth and as an assessment rate increase of three cents per $100 of deposits effective January 1, 2011. The Bank’s prepayment amount was $10,544,000.

Note 13 — Deposits
A summary of the balances of deposits follows (in thousands):

	June 30,	December 31,
	2011	2010

Noninterest-bearing demand	$419,391	$424,070
Interest-bearing demand	401,040	395,413
Savings	618,413	585,850
Time certificates, $100,000 and over	207,843	235,992
Other time certificates	190,044	210,848

Total deposits	$1,836,731	$1,852,173

Certificate of deposit balances of $5,000,000 and $5,000,000 from the State of California were included in time certificates, $100,000 and over, at June 30, 2011 and December 31, 2010, respectively. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $1,733,000 and $1,513,000 were classified as consumer loans at June 30, 2011 and December 31, 2010, respectively.
Note 14 — Reserve for Unfunded Commitments
The following tables summarize the activity in reserve for unfunded commitments for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Balance at beginning of period	$2,690	$3,640	$2,640	$3,640
Provision for losses — unfunded commitments	(50)	(800)	—	(800)

Balance at end of period	$2,640	$2,840	$2,640	$2,840

Note 15 — Other Liabilities
Other liabilities were comprised of (in thousands):

	June 30,	December 31,
	2011	2010

Deferred compensation	$8,364	$8,289
Supplemental retirement	10,489	9,873
Additional minimum pension liability	5,770	5,770
Joint beneficiary agreements	1,964	1,851
Miscellaneous other liabilities	2,974	3,387

Total other liabilities	$29,561	$29,170

Note 16 — Other Borrowings
A summary of the balances of other borrowings follows:

	June 30,	December 31,
	2011	2010
	(in thousands)
Borrowing under security repurchase agreement, rate is fixed at 4.72% and principal is callable in its entirety by lender on a quarterly basis until final maturity on August 30, 2012.	$50,000	$50,000
Other collateralized borrowings, fixed rate, as of June 30, 2011 of 0.15% payable on July 1, 2011	9,234	12,020

Total other borrowings	$59,234	$62,020

During August 2007, the Company entered into a security repurchase agreement with principal balance of $50,000,000 and terms as described above. As of June 30, 2011, the Company has pledged as collateral and sold under an agreement to repurchase investment securities with fair value of $58,895,000 under this security repurchase agreement. The Company did not enter into any other repurchase agreements during the three months ended June 30, 2011 or the year ended December 31, 2010. The average balance of repurchase agreements during the three months ended June 30, 2011 was $50,000,000, with an average rate of 4.72%.
The Company had $9,234,000 and $12,020,000 of other collateralized borrowings at June 30, 2011 and December 31, 2010, respectively. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of June 30, 2011, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $19,374,000 under these other collateralized borrowings.
The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at June 30, 2011, this line provided for maximum borrowings of $437,764,000 of which none was outstanding, leaving

$437,764,000 available. As of June 30, 2011, the Company has designated loans totaling $980,865,000 as potential collateral under this collateralized line of credit with the FHLB.
The Company maintains a collateralized line of credit with the Federal Reserve Bank of San Francisco. As of June 30, 2011, this line provided for maximum borrowings of $43,407,000 of which none was outstanding, leaving $43,407,000 available. As of June 30, 2011, the Company has designated investment securities with fair value of $750,000 and loans totaling $68,801,000 as potential collateral under this collateralized line of credit with the FRB.
The Company has available unused correspondent banking lines of credit from commercial banks totaling $5,000,000 for federal funds transactions at June 30, 2011.
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

Note 18 — Commitments and Contingencies
Restricted Cash Balances— Reserves (in the form of deposits with the Federal Reserve Bank) of $18,933,000 and $13,351,000 were maintained to satisfy Federal regulatory requirements at June 30, 2011 and December 31, 2010, respectively. These reserves are included in cash and due from banks in the accompanying balance sheets.
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
The following table presents a summary of the Bank’s commitments and contingent liabilities:

	June 30,	December 31,
(in thousands)	2011	2010

Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$124,090	$116,785
Consumer loans	378,328	380,269
Real estate mortgage loans	17,151	14,366
Real estate construction loans	5,043	7,174
Standby letters of credit	5,017	5,022
Deposit account overdraft privilege	55,993	38,600
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
The Deposit account overdraft privilege amount represents the unused overdraft privilege available on Demand Deposit accounts covered by the Company’s Overdraft Privilege service. The Company has established a per account overdraft privilege coverage amount for its Demand Deposit accounts which meet the qualification requirements. The overdraft privilege service allows qualifying depositors to overdraft their Demand Deposit account up to an amount that has been established in advance.
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
Note 19 — Shareholders’ Equity
Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $4,035,000 during the six months ended June 30, 2011. The Bank is regulated by the FDIC and the State of California Department of Financial Institutions. Absent approval from the Commissioner of Financial Institutions of California, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period.
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
The rights’ initial exercise price, which is subject to adjustment, is $49.00 per right. The Company’s Board of Directors generally will be entitled to redeem the rights at a redemption price of $0.01 per right until an acquiring entity acquires a 15% position. On July 8, 2011, the Company amended the Rights Plan to extend its maturity until July 10, 2021.

Stock Repurchase Plan
On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company’s common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this stock repurchase plan represented approximately 3.2% of the Company’s 15,814,662 outstanding common shares as of August 21, 2007. This stock repurchase plan has no expiration date. As of June 30, 2011, the Company had repurchased 166,600 shares under this plan.
Stock Repurchased Under Equity Compensation Plans
During the six months ended June 30, 2011 employees tendered 177,430 shares of the Company’s common stock in lieu of cash to exercise options to purchase shares of the Company’s stock or to pay income taxes related to such exercises as permitted by the Company’s shareholder-approved equity compensation plans. Such tendered shares are considered repurchased shares but are not counted against the repurchase plan noted above.
Note 20 — Stock Options and Other Equity-Based Incentive Instruments
In March 2009, the Company’s Board of Directors adopted the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2009 Plan was approved by the Company’s shareholders in May 2009. The 2009 Plan allows for the granting of the following types of “stock awards” (Awards): incentive stock options, nonstatutory stock options, performance awards, restricted stock, restricted stock unit awards and stock appreciation rights. Subject to certain adjustments, the maximum aggregate number of shares of TriCo’s common stock which may be issued pursuant to or subject to Awards is 650,000. The number of shares available for issuance under the 2009 Plan shall be reduced by: (i) one share for each share of common stock issued pursuant to a stock option or a Stock Appreciation Right and (ii) two shares for each share of common stock issued pursuant to a Performance Award, a Restricted Stock Award or a Restricted Stock Unit Award. When Awards made under the 2009 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2009 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares against the number of shares again becomes available for issuance under the 2009 Plan, the number of shares of common stock available for issuance under the 2009 Plan shall increase by two shares. Shares awarded and delivered under the 2009 Plan may be authorized but unissued, or reacquired shares. As of June 30, 2011, 215,000 options for the purchase of common shares remain outstanding, and 435,000 remain available for grant, under the 2009 Plan.
In May 2001, the Company adopted the TriCo Bancshares 2001 Stock Option Plan (2001 Plan) covering officers, employees, directors of, and consultants to, the Company. Under the 2001 Plan, the option exercise price cannot be less than the fair market value of the Common Stock at the date of grant except in the case of substitute options. Options for the 2001 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 2001 Plan are determined individually for each grant. As of June 30, 2011, 913,935 options for the purchase of common shares remain outstanding under the 2001 Plan. No new options may be granted under the 2001 Plan.
Stock option activity is summarized in the following table for the time period indicated:

					Weighted	Weighted
					Average	Average Fair
	Number	Option Price			Exercise	Value on
	of Shares	per Share			Price	Date of Grant
Outstanding at December 31, 2010	1,425,185	$8.05	to	$25.91	$15.78
Options granted	—	—	to	—	—	—
Options exercised	(296,250)	$8.05	to	$8.20	$8.20
Options forfeited	—	—	to	—	—
Outstanding at June 30, 2011	1,128,935	$11.72	to	$25.91	$17.77
The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of June 30, 2011:

	Currently	Currently Not	Total
(dollars in thousands except exercise price)	Exercisable	Exercisable	Outstanding
Number of options	918,845	210,090	1,128,935
Weighted average exercise price	$17.68	$18.16	$17.77
Intrinsic value (thousands)	$563	$24	$587
Weighted average remaining contractual term (yrs.)	3.82	7.96	4.59
The 210,090 options that are not currently exercisable as of June 30, 2011 are expected to vest, on a weighted-average basis, over the next 2.96 years, and the Company is expected to recognize $1,701,000 of pre-tax compensation costs related to these options as they vest.

Note 21 — Noninterest Income and Expenses
The components of other noninterest income were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Service charges on deposit accounts	$3,700	$4,443	$7,130	$8,221
ATM and interchange fees	1,776	1,531	3,421	2,899
Other service fees	437	362	843	692
Mortgage banking service fees	370	315	731	623
Change in value of mortgage servicing rights	(162)	(569)	(222)	(618)

Total service charges and fees	6,121	6,082	11,903	11,817

Gain on sale of loans	495	577	1,220	1,162
Commissions on sale of non-deposit investment products	648	362	1,008	629
Increase in cash value of life insurance	450	426	900	852
Change in indemnification asset	144	—	1,836	—
Gain on sale of foreclosed assets	185	310	385	350
Legal settlement	—	—	—	400
Sale of customer checks	67	54	126	102
Lease brokerage income	95	21	128	58
Gain (loss) on disposal of fixed assets	(6)	(15)	(15)	(40)
Commission rebates	(16)	(17)	(33)	(33)
Bargain purchase gain on acquisition	—	232	—	232
Other	68	72	143	122

Total other noninterest income	2,130	2,022	5,698	3,834

Total noninterest income	$8,251	$8,104	$17,601	$15,651

The components of noninterest expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Base salaries, net of deferred loan origination costs	$7,198	$6,990	$14,202	$13,964
Incentive compensation	783	526	1,699	1,072
Benefits and other compensation costs	2,734	2,469	5,607	5,099

Total salaries and benefits expense	10,715	9,985	21,508	20,135

Occupancy	1,402	1,407	2,862	2,736
Equipment	880	1,060	1,801	2,034
Data processing and software	956	661	1,808	1,336
ATM network charges	507	446	989	904
Telecommunications	520	461	926	874
Postage	219	311	435	558
Courier service	221	201	429	398
Advertising	739	627	1,171	1,148
Assessments	518	812	1,385	1,596
Operational losses	118	120	227	187
Professional fees	573	704	860	1,420
Foreclosed assets expense	115	66	282	263
Provision for foreclosed asset losses	638	55	1,087	55
Change in reserve for unfunded commitments	(50)	(800)	—	(800)
Intangible amortization	20	72	105	137
Other	2,004	2,220	3,891	4,230

Total other noninterest expense	9,380	8,423	18,258	17,076

Total noninterest income	$20,095	$18,408	$39,766	$37,211

Note 22 — Income Taxes
The provisions for income taxes applicable to income before taxes differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled for the periods indicated as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	5.7	3.8	5.7	4.1
Tax-exempt interest on municipal obligations	(1.1)	(3.5)	(1.1)	(3.3)
Increase in cash value of insurance policies	(3.6)	(8.1)	(3.6)	(7.4)
Other	0.2	0.7	0.2	0.5

Effective Tax Rate	36.2%	27.9%	36.2%	29.0%

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

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Net income	$2,771	$1,320	$5,571	$2,878
Average number of common shares outstanding	15,922	15,860	15,891	15,841
Effect of dilutive stock options	32	248	98	250

Average number of common shares outstanding used to calculate diluted earnings per share	15,954	16,108	15,989	16,091

Options excluded from diluted earnings per share because the effect of these optioins was antidilutive	826	341	795	362
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

	Three months ended		Six months ended
	June 30,		June, 30
	2011	2010	2011	2010

(in thousands)
Unrealized holding gains (losses) on available-for-sale securities	$2,689	$3,588	$2,302	$3,200
Tax effect	(1,131)	(1,183)	(968)	(1,346)

Unrealized holding gains (losses) on available-for-sale securities, net of tax	$1,558	$2,405	$1,334	$1,854

The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows:

	June 30,	December 31,
	2011	2010
	(in thousands)

Net unrealized gains (losses) on available-for-sale securities	$10,238	$7,936
Tax effect	(4,305)	(3,337)

Unrealized holding gains (losses) on available-for-sale securities, net of tax	5,933	4,599

Minimum pension liability	(5,770)	(5,770)
Tax effect	2,426	2,426

Minimum pension liability, net of tax	(3,344)	(3,344)

Joint beneficiary agreement liability	96	96

Tax effect	(41)	(41)

Joint beneficiary agreement liability, net of tax	55	55

Accumulated other comprehensive income (loss)	$2,644	$1,310

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010

Net pension cost included the following components:
Service cost-benefits earned during the period	$165	$131	$329	$262
Interest cost on projected benefit obligation	210	191	420	382
Amortization of net obligation at transition	—	—	1	1
Amortization of prior service cost	38	38	76	76
Recognized net actuarial loss	97	55	193	109

Net periodic pension cost	$510	$415	$1,019	$830

Company contributions to pension plans	$226	$189	$403	$379
Pension plan payouts to participants	$226	$189	$403	$379
For the year ending December 31, 2011, the Company currently expects to contribute and pay out as benefits $758,000 to participants under the plans.
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
The following table summarizes the activity in these loans for the periods indicated (in thousands):

Balance December 31, 2009	$5,245
Advances/new loans	1,999
Removed/payments	(4,673)

Balance December 31, 2010	$2,571
Advances/new loans	200
Removed/payments	(629)

Balance June 30, 2011	$2,142

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
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at June 30, 2011	Total	Level 1	Level 2	Level 3

Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$252,832	—	$252,832	—
Obligations of states and political subdivisions	12,160	—	12,160	—
Mortgage servicing rights	4,818	—	—	4,818

Total assets measured at fair value	$269,810	—	$264,992	$4,818

Fair value at December 31, 2010	Total	Level 1	Level 2	Level 3

Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$264,181	—	$264,181	—
Obligations of states and political subdivisions	12,541	—	12,541	—
Corporate debt securities	549	—	549	—
Mortgage servicing rights	4,605	—	—	4,605

Total assets measured at fair value	$281,876	—	$277,271	$4,605

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2011 and 2010. The amount included in the “Transfer into Level 3” column represents the beginning balance of an item in the period (interim quarter) for which it was designated as a Level 3 fair value measure (in thousands):

			Change
	Beginning	Transfers	Included		Ending
Three months ended June 30,	Balance	into Level 3	in Earnings	Issuances	Balance

2011: Mortgage servicing rights	$4,808	—	$(162)	$172	$4,818
2010: Mortgage servicing rights	$4,310	—	$(569)	$292	$4,033

			Change
	Beginning	Transfers	Included		Ending
Six months ended June 30,	Balance	into Level 3	in Earnings	Issuances	Balance

2011: Mortgage servicing rights	$4,605	—	$(222)	$435	$4,818
2010: Mortgage servicing rights	$4,089	—	$(618)	$562	$4,033
The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated (in thousands):

As of June 30, 2011	Total	Level 1	Level 2	Level 3
Fair value:
Impaired originated loans	$37,189	—	—	$37,189
Noncovered foreclosed assets	5,864	—	—	5,864
Covered foreclosed assets	3,473	—	—	3,473

Total assets measured at fair value	$46,526	—	—	$46,526

As of June 30, 2010	Total	Level 1	Level 2	Level 3
Fair value:
Impaired originated loans	$24,992	—	—	$24,992
Noncovered foreclosed assets	5,621	—	—	5,621
Covered foreclosed assets	4,324	—	—	4,324

Total assets measured at fair value	$34,937	—	—	$34,937

The following table presents the losses resulting from nonrecurring fair value adjustments that occurred in the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Impaired originated loan	$5,551	$4,686	$7,676	$6,821
Non-covered foreclosed assets	425	55	493	55
Covered foreclosed assets	213	—	594	—

Total loss from nonrecurring fair value adjustments	$6,189	$4,741	$8,763	$6,876

In addition to the methods and assumptions used to estimate the fair value of each class of financial instrument noted above, the following methods and assumptions were used to estimate the fair value of other classes of financial instruments for which it is practical to estimate the fair value.
Short-term Instruments - Cash and due from banks, fed funds purchased and sold, accrued interest receivable and payable, and short-term borrowings are considered short-term instruments. For these short-term instruments their carrying amount approximates their fair value.
Securities - For all securities, fair values are based on quoted market prices or dealer quotes.
Restricted Equity Securities - The carrying value of restricted equity securities approximates fair value as the shares can only be redeemed by the issuing institution at par.
Originated loans - The fair value of variable rate originated loans is the current carrying value. The interest rates on these originated loans are regularly adjusted to market rates. The fair value of other types of fixed rate originated loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. The allowance for loan losses is a reasonable estimate of the valuation allowance needed to adjust computed fair values for credit quality of certain originated loans in the portfolio.
PCI Loans - PCI loans are measured at estimated fair value on the date of acquisition. Carrying value is calculated as the present value of expected cash flows and approximates fair value.

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
The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Cash and due from banks	$52,874	$52,784	$57,254	$57,254
Cash at Federal Reserve and other banks	338,180	338,180	313,812	313,812
Securities available-for-sale	264,992	264,992	277,271	277,271
Restricted equity securities	9,199	9,199	9,133	9,133
Loans held for sale	4,379	4,379	4,988	4,988
Loans, net	1,396,062	1,461,021	1,377,000	1,451,151
Cash value of life insurance	51,441	51,441	50,541	50,541
Mortgage servicing rights	4,818	4,818	4,605	4,605
Indemnification asset	4,545	4,545	5,640	5,640
Financial liabilities:
Deposits	1,836,731	1,839,626	1,852,173	1,854,763
Other borrowings	59,234	61,716	62,020	65,716
Junior subordinated debt	41,238	23,093	41,238	21,444

	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value

Off-balance sheet:
Commitments	$524,612	$5,246	$518,595	$5,186
Standby letters of credit	5,017	50	5,022	50
Overdraft privilege commitments	55,993	560	38,600	386

TRICO BANCSHARES
Financial Summary
(dollars in thousands, except per share amounts; unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Net Interest Income (FTE)	$21,833	$22,245	$43,620	$44,346
Provision for loan losses	(5,561)	(10,000)	(12,562)	(18,500)
Noninterest income	8,251	8,104	17,601	15,651
Noninterest expense	(20,095)	(18,408)	39,766	(37,211)
Provision for income taxes (FTE)	(1,657)	(621)	(3,322)	(1,408)

Net income	$2,771	$1,320	$5,571	$2,878

Earnings per share:
Basic	$0.17	$0.08	$0.35	$0.18
Diluted	$0.17	$0.08	$0.35	$0.18
Per share:
Dividends paid	$0.09	$0.09	$0.18	$0.22
Book value at period end	$12.82	$12.76
Tangible book value at period end	$11.82	$11.74

Average common shares outstanding	15,922	15,860	15,891	15,841
Average diluted common shares outstanding	15,953	16,108	15,988	16,091
Shares outstanding at period end	15,979	15,860
At period end:
Loans, net	$1,352,100	$1,466,669
Total assets	2,176,184	2,224,645
Total deposits	1,836,731	1,889,949
Other borrowings	59,234	60,452
Junior subordinated debt	41,238	41,238
Shareholders’ equity	$204,915	$202,422

Financial Ratios:
During the period (annualized):
Return on assets	0.51%	0.24%	0.51%	0.26%
Return on equity	5.39%	2.61%	5.44%	2.82%
Net interest margin[1]	4.31%	4.41%	4.31%	4.40%
Net loan charge-offs to average loans	1.38%	2.16%	1.60%	2.12%
Efficiency ratio[1]	66.8%	60.7%	65.0%	62.0%
Average equity to average assets	9.38%	9.29%	9.34%	9.35%
At period end:
Equity to assets	9.42%	8.43%
Total capital to risk-adjusted assets	14.55%	13.55%

[1]	Fully taxable equivalent (FTE)

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
On May 28, 2010, the Office of the Comptroller of the Currency closed Granite Community Bank (“Granite”), Granite Bay, California and appointed the FDIC as receiver. That same date, the Bank assumed the banking operations of Granite from the FDIC under a whole bank purchase and assumption agreement with loss sharing. Under the terms of the loss sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, other real estate owned (OREO)/foreclosed assets and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on the covered assets acquired from Granite. The loss sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date. With this agreement, the Bank added one traditional bank branch in each of Granite Bay and Auburn, California. This acquisition is consistent with the Bank’s community banking expansion strategy and provides further opportunity to fill in the Bank’s market presence in the greater Sacramento, California market. The Company refers to loans and foreclosed assets that are covered by loss share agreements as “covered loans” and “covered foreclosed assets”, respectively. In addition, the Company refers to loans purchased or obtained in a business combination as “purchased credit impaired” (PCI) loans, or “purchased non-credit impaired” (PNCI) loans. The Company refers to loans that it originates as “originated” loans. As of June30, 2011, the Company has no loans that it classifies as PNCI loans.
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
Following is a summary of the components of fully taxable equivalent (“FTE”) net income for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net Interest Income (FTE)	$21,833	$22,245	$43,620	$44,346
Provision for loan losses	(5,561)	(10,000)	(12,562)	(18,500)
Noninterest income	8,251	8,104	17,601	15,651
Noninterest expense	(20,095)	(18,408)	(39,766)	(37,211)
Provision for income taxes (FTE)	(1,657)	(621)	(3,322)	(1,408)

Net income	$2,771	$1,320	$5,571	$2,878

Net Interest Income
The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

	Three months ended		Six month ended
	June 30,		June 30,
	2011	2010	2011	2010

Interest income	$24,467	$25,776	$48,901	$51,712
Interest expense	(2,714)	(3,642)	(5,444)	(7,600)
FTE adjustment	80	111	163	234

Net interest income (FTE)	$21,833	$22,245	$43,620	$44,346

Net interest margin (FTE)	4.31%	4.41%	4.31%	4.40%

Net interest income (FTE) during the second quarter of 2011 decreased $412,000 (1.9%) from the same period in 2010 to $21,833,000. The decrease in net interest income (FTE) was due to a 0.10% (ten basis points) decrease in net interest margin (FTE) to 4.31% and a $69,486,000 (4.7%) decrease in average balance of loans. Much of the ten basis point decrease in net interest margin was due to the fact that despite historically low deposit rates, the ability to deploy deposits into some interest-earning asset other than short-term low-yield interest-earning cash at the Federal Reserve Bank has been limited. This limitation is the result of weak loan demand and investment yields that have been unattractive given their interest rate risk profile.
Net interest income (FTE) during the six months ended June 30, 2011 decreased $726,000 (1.6%) from the same period in 2010 to $43,620,000. The decrease in net interest income (FTE) was due to a 0.09% (nine basis points) decrease in net interest margin (FTE) to 4.31% and a $71,420,000 (4.9%) decrease in average balance of loans. Much of the nine basis point decrease in net interest margin was due to the fact that despite historically low deposit rates, the ability to deploy deposits into some interest-earning asset other than short-term low-yield interest-earning cash at the Federal Reserve Bank has been limited. This limitation is the result of weak loan demand and investment yields that have been unattractive given their interest rate risk profile.

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

	For the three months ended
	June 30, 2011			June 30, 2010
		Interest	Rates		Interest	Rates
	Average	Income/	Earned	Average	Income/	Earned
	Balance	Expense	/Paid	Balance	Expense	/Paid

Assets:
Loans	$1,393,989	$21,735	6.24%	$1,463,475	$22,701	6.20%
Investment securities — taxable	271,089	2,354	3.47%	278,799	2,733	3.92%
Investment securities — nontaxable	11,839	216	7.31%	15,502	299	7.71%
Cash at Federal Reserve and other banks	351,512	242	0.28%	261,910	154	0.24%

Total interest-earning assets	2,028,429	24,547	4.84%	2,019,686	25,887	5.13%
Other assets	164,222			171,974

Total assets	$2,192,651			$2,191,660

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	408,109	358	0.35%	386,788	586	0.61%
Savings deposits	613,924	372	0.24%	541,710	613	0.45%
Time deposits	406,436	1,072	1.06%	544,320	1,528	1.12%
Other borrowings	59,139	600	4.06%	61,629	602	3.91%
Junior subordinated debt	41,238	312	3.03%	41,238	313	3.04%

Total interest-bearing liabilities	1,528,846	2,714	0.71%	1,575,685	3,642	0.92%
Noninterest-bearing deposits	424,331			376,300
Other liabilities	33,711			36,147
Shareholders’ equity	205,763			203,528

Total liabilities and shareholders’ equity	$2,192,651			$2,191,660

Net interest spread(1)			4.13%			4.21%
Net interest income and interest margin(2)		$21,833	4.31%		$22,245	4.41%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

Summary of Average Balances, Yields/Rates and Interest Differential (continued)

	For the six months ended
	June 30, 2011			June 30, 2010
		Interest	Rates		Interest	Rates
	Average	Income/	Earned	Average	Income/	Earned
	Balance	Expense	/Paid	Balance	Expense	/Paid

Assets:
Loans	$1,395,160	$43,457	6.23%	$1,466,580	$45,514	6.21%
Investment securities — taxable	273,793	4,735	3.46%	271,988	5,494	4.04%
Investment securities — nontaxable	11,951	439	7.34%	16,406	630	7.68%
Cash at Federal Reserve and other banks	345,453	433	0.25%	259,317	308	0.24%

Total interest-earning assets	2,026,357	49,064	4.84%	2,014,291	51,946	5.16%
Other assets	164,650			166,108

Total assets	$2,191,007			$2,180,399

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	405,188	707	0.35%	377,724	1,201	0.64%
Savings deposits	603,004	739	0.25%	531,978	1,255	0.47%
Time deposits	419,301	2,183	1.04%	552,293	3,329	1.21%
Other borrowings	59,181	1,193	4.03%	61,736	1,196	3.87%
Junior subordinated debt	41,238	622	3.02%	41,238	619	3.00%

Total interest-bearing liabilities	1,527,912	5,444	0.71%	1,564,969	7,600	0.97%
Noninterest-bearing deposits	424,710			375,159
Other liabilities	33,736			36,407
Shareholders’ equity	204,649			203,864

Total liabilities and shareholders’ equity	$2,191,007			$2,180,399

Net interest spread(1)			4.13%			4.19%
Net interest income and interest margin(2)		$43,620	4.31%		$44,346	4.40%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

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

	Three months ended June 30, 2011
	compared with three months
	ended June 30, 2010
	Volume	Rate	Total

Increase (decrease) in interest income:
Loans	$(1,077)	$111	$(966)
Investment securities	(117)	(345)	(462)
Cash at Federal Reserve and other banks	54	34	88

Total interest-earning assets	(1,140)	(200)	(1,340)

Increase (decrease) in interest expense:
Interest-bearing demand deposits	33	(261)	(228)
Savings deposits	81	(322)	(241)
Time deposits	(386)	(70)	(456)
Other borrowings	(24)	22	(2)
Junior subordinated debt	—	(1)	(1)

Total interest-bearing liabilities	(296)	(632)	(928)

Increase (decrease) in Net Interest Income	$(844)	$432	$(412)

	Six months ended June 30, 2011
	compared with six months
	ended June 30, 2010
	Volume	Rate	Total

Increase (decrease) in interest income:
Loans	$(2,218)	$161	$(2,057)
Investment securities	(56)	(894)	(950)
Cash at Federal Reserve and other banks	103	22	125

Total interest-earning assets	(2,171)	(711)	(2,882)

Increase (decrease) in interest expense:
Interest-bearing demand deposits	88	(582)	(494)
Savings deposits	167	(683)	(516)
Time deposits	(805)	(341)	(1,146)
Other borrowings	(49)	46	(3)
Junior subordinated debt	—	3	3

Total interest-bearing liabilities	(599)	(1,557)	(2,156)

Increase (decrease) in Net Interest Income	$(1,572)	$846	$(726)

Provision for Loan Losses
The Company provided $5,561,000 for loan losses during the three months ended June 30, 2011 versus $10,000,000 during the three months ended June 30, 2010. The allowance for loan losses increased $738,000 from $43,224,000 at March 31, 2011 to $43,962,000 at June 30, 2011. The provision for loan losses and increase in the allowance for loan and lease losses during the three months ended June 30, 2011 were primarily the result of changes in the make-up of the loan portfolio and the Bank’s loss factors in reaction to losses in the construction, commercial real estate, commercial & industrial (C&I), home equity and auto indirect loan portfolios.
The Company provided $7,001,000 for loan losses during the three months ended March 31, 2011 versus $8,500,000 during the three months ended March 31, 2010. The allowance for loan losses increased $653,000 from $42,571,000 at December 31, 2010 to $43,224,000 at March 31, 2011. The provision for loan losses and increase in the allowance for loan and lease losses during the three months ended March 31, 2011 were primarily the result of changes in the make-up of the loan portfolio and the Bank’s loss factors in reaction to increased losses in the construction, commercial real estate, commercial & industrial (C&I), home equity and auto indirect loan portfolios.
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
The provision for loan losses related to originated loans is based on management’s evaluation of inherent risks in the originated loan portfolio and a corresponding analysis of the allowance for loan losses. The provision for loan losses related to PCI loans is based on changes in estimated cash flows expected to be collected on PCI loans. Additional discussion on loan quality, our procedures to measure loan impairment, and the allowance for loan losses is provided under the heading Asset Quality and Non-Performing Assets below.
Noninterest Income
The following table summarizes the Company’s noninterest income for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Service charges on deposit accounts	$3,700	$4,443	$7,130	$8,221
ATM and interchange fees	1,776	1,531	3,421	2,899
Other service fees	437	362	843	692
Mortgage banking service fees	370	315	731	623
Change in value of mortgage servicing rights	(162)	(569)	(222)	(618)

Total service charges and fees	6,121	6,082	11,903	11,817

Gain on sale of loans	495	577	1,220	1,162
Commissions on sale of non-deposit investment products	648	362	1,008	629
Increase in cash value of life insurance	450	426	900	852
Change in indemnification asset	144	—	1,836	—
Gain on sale of foreclosed assets	185	310	385	350
Legal settlement	—	—	—	400
Sale of customer checks	67	54	126	102
Lease brokerage income	95	21	128	58
Gain (loss) on disposal of fixed assets	(6)	(15)	(15)	(40)
Commission rebates	(16)	(17)	(33)	(33)
Bargain purchase gain on acquisition	—	232	—	232
Other	68	72	143	122

Total other noninterest income	2,130	2,022	5,698	3,834

Total noninterest income	$8,251	$8,104	$17,601	$15,651

Noninterest income increased $147,000 (1.8%) to $8,251,000 during the three months ended June 30, 2011 when compared to the three months ended June 30, 2010. Service charges on deposit accounts were down $743,000 (16.7%) due to new overdraft regulations that became effective on July 1, 2010 and caused a decrease in non-sufficient funds fees. ATM fees and interchange income was up $245,000 (16.0%) due to increased customer point-of-sale transactions that are the result of incentives for such usage. Overall, mortgage banking activities, which includes mortgage banking servicing fees, change in value of mortgage servicing rights, and gain on sale of loans, accounted for $703,000 of noninterest income during the three months ended June 30, 2011 compared to $323,000 during the three months ended June 30, 2010. Commissions on sale of nondeposit investment products increased $286,000 (79.0%) during the three months ended June 30, 2011. The change in indemnification asset of $144,000 recorded during the three months ended June 30, 2011 is primarily due to an increase in estimated loan losses from the loan portfolio and foreclosed assets acquired in the Granite acquisition on May 28, 2010, and the fact that such losses are generally “covered” at the rate of 80% by the FDIC. The actual increase in estimated losses is reflected in decreased interest income, increased provision for loan losses and/or increased provision for foreclosed asset losses. The Company recorded a bargain purchase gain of $232,000 related to the Granite acquisition during the three months ended June 30, 2010.
Noninterest income increased $1,950,000 (12.5%) to $17,601,000 during the six months ended June 30, 2011 when compared to the six months ended June 30, 2010. Service charges on deposit accounts were down $1,091,000 (13.3%) due to new overdraft regulations that became effective on July 1, 2010 and caused a decrease in non-sufficient funds fees. ATM fees and interchange income was up $522,000 (18.0%) due to increased customer point-of-sale transactions that are the result of incentives for such usage. Overall, mortgage banking activities, which includes mortgage banking servicing fees, change in value of mortgage servicing rights, and gain on sale of loans, accounted for $1,729,000 of noninterest income during the six months ended June 30, 2011 compared to $1,167,000 during the six months ended June 30, 2010. Commissions on sale of nondeposit investment products increased $379,000 (60.3%) during the six months ended June 30, 2011. The change in indemnification asset of $1,836,000 recorded during the six months ended June 30, 2011 is primarily due to an increase in estimated loan losses from the loan portfolio and foreclosed assets acquired in the Granite acquisition on May 28, 2010, and the fact that such losses are generally “covered” at the rate of 80% by the FDIC. The actual increase in estimated losses is reflected in decreased interest income, increased provision for loan losses and/or increased provision for foreclosed asset losses. The Company recorded a bargain purchase gain of $232,000 related to the Granite acquisition and income of $400,000 related to a legal settlement during the six months ended June 30, 2010.
Noninterest Expense
The following table summarizes the Company’s other noninterest expense for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Base salaries, net of deferred loan origination costs	$7,198	$6,990	$14,202	$13,964
Incentive compensation	783	526	1,699	1,072
Benefits and other compensation costs	2,734	2,469	5,607	5,099

Total salaries and benefits expense	10,715	9,985	21,508	20,135

Occupancy	1,402	1,407	2,862	2,736
Equipment	880	1,060	1,801	2,034
Data processing and software	956	661	1,808	1,336
ATM network charges	507	446	989	904
Telecommunications	520	461	926	874
Postage	219	311	435	558
Courier service	221	201	429	398
Advertising	739	627	1,171	1,148
Assessments	518	812	1,385	1,596
Operational losses	118	120	227	187
Professional fees	573	704	860	1,420
Foreclosed assets expense	115	66	282	263
Provision for foreclosed asset losses	638	55	1,087	55
Change in reserve for unfunded commitments	(50)	(800)	—	(800)
Intangible amortization	20	72	105	137
Other	2,004	2,220	3,891	4,230

Total other noninterest expense	9,380	8,423	18,258	17,076

Total noninterest income	$20,095	$18,408	$39,766	$37,211

Average full time equivalent staff	672	655	671	653
Noninterest expense to revenue (FTE)	66.8%	60.7%	65.0%	62.0%

Salary and benefit expenses increased $730,000 (7.3%) to $10,715,000 during the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Base salaries increased $208,000 (3.0%) to $7,198,000 during the three months ended June 30, 2011. The increase in base salaries was mainly due to a 2.6% increase in average full time equivalent staff to 672. Incentive and commission related salary expenses increased $257,000 (48.9%) to $783,000 during three months ended June 30, 2011 due primarily to increases in production related incentives and incentives tied to net income. Benefits expense, including retirement, medical and workers’ compensation insurance, and taxes, increased $265,000 (10.7%) to $2,734,000 during the three months ended June 30, 2011 primarily due to increases in stock option vesting, supplemental retirement plan expenses, and employer taxes related to option exercises.
Other noninterest expenses increased $957,000 (11.4%) to $9,380,000 during the three months ended June 30, 2011 when compared to the three months ended June 30, 2010. Changes in the various categories of other noninterest expense are reflected in the table above. The changes are indicative of the economic environment which has led to increases, or fluctuations, in professional loan collection expenses, provision for foreclosed asset losses, and foreclosed asset expenses.
Salary and benefit expenses increased $1,373,000 (6.8%) to $21,508,000 during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Base salaries increased $238,000 (1.7%) to $14,202,000 during the six months ended June, 2011. The increase in base salaries was mainly due to a 2.8% increase in average full time equivalent staff to 671. Incentive and commission related salary expenses increased $627,000 (58.5%) to $1,699,000 during six months ended June 30, 2011 due primarily to increases in production related incentives and incentives tied to net income. Benefits expense, including retirement, medical and workers’ compensation insurance, and taxes, increased $508,000 (10.0%) to $5,607,000 during the six months ended June 30, 2011 primarily due to increases in stock option vesting, supplemental retirement plan expenses, and employer taxes related to option exercises.
Other noninterest expenses increased $1,182,000 (6.9%) to $18,258,000 during the six months ended June 30, 2011 when compared to the six months ended June 30, 2010. Changes in the various categories of other noninterest expense are reflected in the table above. The changes are indicative of the economic environment which has led to increases, or fluctuations, in professional loan collection expenses, provision for foreclosed asset losses, and foreclosed asset expenses.
Income Taxes
The effective tax rate on income was 36.3% and 27.9% for the three months ended June 30, 2011 and 2010, respectively. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $384,000 and $108,000, respectively, in these periods. Tax-exempt income of $136,000 and $188,000, respectively, from investment securities, and $450,000 and $426,000, respectively, from increase in cash value of life insurance in these periods, along with relatively low levels of net income before taxes, helped to reduce the effective tax rate.
The effective tax rate on income was 36.2% and 29.0% for the six months ended June 30, 2011 and 2010, respectively. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $765,000 and $259,000, respectively, in these periods. Tax-exempt income of $276,000 and $396,000, respectively, from investment securities, and $900,000 and $852,000, respectively, from increase in cash value of life insurance in these periods, along with relatively low levels of net income before taxes, helped to reduce the effective tax rate.

Financial Condition
Investment Securities
Investment securities available for sale decreased $12,279,000 to $264,992,000 as of June 30, 2011, as compared to $277,271,000 at December 31, 2010. This decrease is attributable to purchases of $25,456,000 of investment securities available for sale offset by proceeds from maturities of $39,352,000 of investment securities available for sale, an increase in fair value of investments securities available for sale of $2,302,000, and amortization of net purchase price premiums of $685,000.
The following table presents the available for sale investment securities portfolio by major type as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(dollars in thousands)	Fair Value	%	Fair Value	%
Securities Available-for-Sale:
Obligations of U.S. government corporations and agencies	$252,832	95.4%	$264,181	95.3%
Obligations of states and political subdivisions	12,160	4.6%	12,541	4.5%
Corporate debt securities	—	—	549	0.2%

Total securities available-for-sale	$264,992	100.0%	$277,271	100.0%

Additional information about the investment portfolio is provided in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Restricted Equity Securities
Restricted equity securities were $9,199,000 at June 30, 2011 and $9,133,000 at December 31, 2010. The entire balance of restricted equity securities at June 30, 2011 and December 31, 2010 represent the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”).
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

The following table shows the Company’s loan balances, including net deferred loan costs, as of the dates indicated:

	June 30,	December 31,
(in thousands)	2011	2010
Real estate mortgage	$828,757	$835,471
Consumer	382,864	395,771
Commercial	140,531	143,413
Real estate construction	43,910	44,916

Total loans	$1,396,062	$1,419,571

The following table shows the Company’s loan balances, including net deferred loan costs, as a percentage of total loans for the periods indicated:

	June 30,	December 31,
	2011	2010
Real estate mortgage	59.4%	58.8%
Consumer	27.4%	27.9%
Commercial	10.1%	10.1%
Real estate construction	3.1%	3.2%

Total loans	100.0%	100.0%

At June 30, 2011 loans, including net deferred loan costs, totaled $1,396,062,000 which was a 1.7% ($23,509,000) decrease over the balances at December 31, 2010. During the three months ended June 30, 2011, loans, including net deferred loan costs, increased $8,402,000 and, excluding the Granite acquisition, represented the first quarterly increase in loan balances since the quarter ended December 31, 2008.
In connection with the FDIC-assisted acquisition of certain of the assets and liabilities of Granite on May 28, 2010, the Bank entered into a loss-sharing agreement with the FDIC that covered approximately $85 million of Granite’s assets. The Bank shares in the losses on the asset pools (loans, and foreclosed loan collateral) covered under the loss-sharing agreement. Pursuant to the terms of the loss sharing agreement, the FDIC is obligated to reimburse the Bank for 80% of losses with respect to covered assets. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank under the loss sharing agreement. We refer to the loans covered by the loss sharing agreement as “covered loans.” We referred to our loans that are not covered by the loss-sharing agreement as “noncovered loans.” In addition, we refer to loans purchased or obtained in a business combination as “purchased credit impaired” (PCI) loans, or “purchased non-credit impaired” (PNCI) loans. The Company refers to loans that it originates as “originated” loans. As of June 30, 2011, the Company has no loans that it classifies as PNCI loans.
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
Interest income on originated nonaccrual loans that would have been recognized during the three months ended June 30, 2011 and 2010, if all such loans had been current in accordance with their original terms, totaled $1,703,000 and $1,715,000, respectively. Interest income actually recognized on these originated loans during the three months ended June 30, 2011 and 2010 was $448,000 and $300,000, respectively.
Interest income on originated nonaccrual loans that would have been recognized during the six months ended June 30, 2011 and 2010, if all such loans had been current in accordance with their original terms, totaled $3,304,000 and $3,541,000, respectively. Interest income actually recognized on these originated loans during the six months ended June 30, 2011 and 2010 was $556,000 and $617,000, respectively.
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

The following tables set forth the amount of the Bank’s nonperforming assets as of the dates indicated. For purposes of the following table, PCI loans that are ninety days past and still accruing are not considered nonperforming loans:

	June 30,	December 31,
(dollars in thousands)	2011	2010

Performing nonaccrual loans	$51,078	$36,518
Nonperforming nonaccrual loans	22,642	39,224

Total nonaccrual loans	73,720	75,742
Originated loans 90 days past due and still accruing	—	245

Total nonperforming loans	73,720	75,987
Noncovered foreclosed assets	5,864	5,000
Covered foreclosed assets	3,473	4,913

Total nonperforming assets	$83,057	$85,900

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$3,496	$3,937
Indemnified portion of covered foreclosed assets	$2,778	$3,930
PCI loans 90 days past due and still accruing	$2,685	$3,553

Nonperforming assets to total assets	3.82%	3.92%
Nonperforming loans to total loans	5.28%	5.35%
Allowance for loan losses to nonperforming loans	60%	56%
The following tables and narrative describe the activity in the balance of nonperforming assets for the periods indicated:

	Balance at		Advances/	Pay-		Transfers to		Balance at
	March 31,	New	Capitalized	downs	Charge-offs/	Foreclosed	Category	June 30,
(dollars in thousands):	2011	NPA	Costs	/Sales	Write-downs	Assets	Changes	2011
Real estate mortgage:
Residential	$12,148	$416	$9	$(831)	$(321)	$(797)	—	$10,624
Commercial	35,834	10,659	1	(1,680)	(1,621)	(361)	—	42,832
Consumer
Home equity lines	9,033	1,627	466	(486)	(1,928)	(1,337)	—	7,363
Home equity loans	717	29	57	(41)	(264)	(84)	—	426
Auto indirect	1,058	133	—	(228)	(100)	—	—	863
Other consumer	78	78	1	(12)	(21)	—	—	93
Commercial	4,330	909	—	(857)	(202)	—	—	4,180
Construction:
Residential	6,653	205	29	(73)	(395)	(169)	—	6,250
Commercial	1,202	—	—	(18)	(95)	—	—	1,089

Total nonperforming loans	71,053	14,025	563	(4,226)	(4,947)	(2,748)	—	73,720
Noncovered foreclosed assets	4,472	—	—	(931)	(425)	2,748	—	5,864
Covered foreclosed assets	4,511	—	—	(825)	(213)	—	—	3,473

Total nonperforming assets	$80,036	$14,025	$563	$(5,982)	$(5,585)	—	—	$83,057

Nonperforming assets increased during the second quarter of 2011 by $3,021,000 (3.8%) to $83,057,000 at June 30, 2011 compared to $80,036,000 at March 31, 2011. The increase in nonperforming assets during the second quarter of 2011 was primarily the result of new nonperforming loans of $14,025,000, advances on existing nonperforming loans and capitalized costs on foreclosed assets of $563,000, less pay-downs or upgrades of nonperforming loans to performing status totaling $4,226,000, less dispositions of foreclosed assets totaling $1,756,000, less loan charge-offs of $4,947,000, and less write-downs of foreclosed assets of $638,000.
The $14,025,000 in new nonperforming loans during the second quarter of 2011 was comprised of increases of $413,000 on three residential real estate loans, $10,644,000 on 11 commercial real estate loans, $1,655,000 on 13 home equity lines and loans, $133,000 on 32 indirect auto loans, $47,000 on 16 consumer loans, $909,000 on 10 C&I loans, and $205,000 on a single residential construction loan.
The $10,644,000 in new nonperforming commercial real estate loans was primarily made up of two loans in the amount of $664,000 secured by a commercial warehouse in northern California, two loans in the amount of $1,541,000 secured by commercial retail buildings in northern California, one loan in the amount of $1,859,000 secured by a commercial manufacturing facility in northern California, one loan in the amount of $3,145,000 secured by mixed use commercial property in northern California, a single loan in the amount of $2,665,000 secured by multi-family residential property in central California, and two loans in the amount of $716,000 secured by a commercial manufacturing facility in central California. Related charge-offs are discussed below.
The $909,000 in new nonperforming C&I loans was primarily made up of a single loan in the amount of $675,000 secured by accounts receivable, inventory and equipment in northern California. Related charge-offs are discussed below.
Loan charge-offs during the three months ended June 30, 2011
In the second quarter of 2011, the Company recorded $4,946,000 in loan charge-offs and $283,000 in deposit overdraft charge-offs less $407,000 in recoveries resulting in $4,823,000 of net charge-offs. Primary causes of the loan charges taken in the first quarter of 2011 were gross charge-offs of $321,000 on 11 residential real estate loans, $1,621,000 on five commercial real estate loans, $2,191,000 on 51 home equity lines and loans, $100,000 on 43 indirect auto loans, $21,000 on other consumer loans, $202,000 on six C&I loans, $395,000 on two residential construction loans and $95,000 on a single commercial construction loan.
The $1,621,000 in charge-offs the bank took in its commercial real estate portfolio was primarily the result of a $697,000 charge on a loan secured by a commercial office building in northern California and a $603,000 charge on a loan secured by a commercial retail building in northern California. The remaining $321,000 was spread over three loans spread throughout the Company’s footprint.
The $395,000 in charge-offs the bank took in its residential construction portfolio was the result of a $323,000 charge taken on a loan secured by single family residential development land in central California and a $71,000 charge taken on a loan secured by a single family residential lot in central California.
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
Activity in the balance of nonperforming assets for the periods indicated (continued):

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
Specifically, in assessing how much environmental factor allowance needed to be provided at June 30, 2011, management considered the following:
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
The Components of the Allowance for Loan Losses
The following table sets forth the Bank’s allowance for loan losses as of the dates indicated (dollars in thousands):

	June 30,	December 31,
	2011	2010

Allowance for originated loan losses:
Specific allowance	$5,809	$6,945
Formula allowance	32,352	31,070
Environmental factors allowance	3,431	2,948

Allowance for originated loan losses	41,592	40,963
Allowance for PCI loan losses	2,370	1,608

Allowance for loan losses	$43,962	$42,571

Allowance for loan losses to loans	3.15%	3.00%
Based on the current conditions of the loan portfolio, management believes that the $43,962,000 allowance for loan losses at June 30, 2011 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.
The following table summarizes the allocation of the allowance for loan losses between loan types as of the dates indicated:

	June 30,	December 31,
(dollars in thousands)	2011	2010

Real estate mortgage	$15,940	$15,707
Consumer	18,857	17,779
Commercial	6,812	5,991
Real estate construction	2,353	3,094

Total allowance for loan losses	$43,962	$42,571

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total allowance for loan losses as of the dates indicated:

	June 30,	December 31,
(dollars in thousands)	2011	2010

Real estate mortgage	36.3%	36.9%
Consumer	42.9%	41.8%
Commercial	15.5%	14.1%
Real estate construction	5.3%	7.2%

Total allowance for loan losses	100.0%	100.0%

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (dollars in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
Allowance for loan losses:
Balance at beginning of period	$43,224	$36,340	$42,571	$35,473
Provision for loan losses	5,561	10,000	12,562	18,500
Loans charged off:
Real estate mortgage:
Residential	(321)	(293)	(1,446)	(748)
Commercial	(1,621)	(1,497)	(1,989)	(4,064)
Consumer:
Home equity lines	(1,928)	(3,095)	(5,529)	(5,337)
Home equity loans	(264)	(303)	(264)	(711)
Auto indirect	(100)	(337)	(235)	(863)
Other consumer	(304)	(543)	(533)	(883)
Commercial	(202)	(535)	(1,758)	(1,061)
Construction:
Residential	(395)	(1,782)	(430)	(2,819)
Commercial	(95)	(39)	(95)	(39)

Total loans charged off	(5,230)	(8,424)	(12,279)	(16,525)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	—	—	112	—
Commercial	38	28	66	55
Consumer:
Home equity lines	86	24	247	68
Home equity loans	—	7	2	7
Auto indirect	56	167	183	327
Other consumer	165	182	374	384
Commercial	41	103	62	117
Construction:
Residential	20	3	22	24
Commercial	1	—	40	—

Total recoveries of previously charged off loans	407	514	1,108	982

Net charge-offs	(4,823)	(7,910)	(11,171)	(15,543)

Balance at end of period	$43,962	$38,430	$43,962	$38,430

Reserve for unfunded commitments:
Balance at beginning of period	$2,690	$3,640	$2,640	$3,640
Provision for losses — unfunded commitments	(50)	(800)	—	(800)

Balance at end of period	$2,640	$2,840	$2,640	$2,840

	Three months		Six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
Balance at end of period:
Allowance for loan losses	$43,962	$38,430	$43,962	$38,430
Reserve for unfunded commitments	2,640	2,840	2,640	2,840

Allowance for loan losses and Reserve for unfunded commitments	$46,602	$41,270	$46,602	$41,270

As a percentage of total loans at end of period:
Allowance for loan losses	3.15%	2.55%	3.15%	2.55%
Reserve for unfunded commitments	0.19%	0.19%	0.19%	0.19%

Allowance for loan losses and Reserve for unfunded commitments	3.34%	2.74%	3.34%	2.74%

Average total loans	$1,393,989	$1,463,475	$1,395,160	$1,466,580

Ratios (annualized):
Net charge-offs during period to average loans outstanding during period	1.38%	2.16%	1.60%	2.12%
Provision for loan losses to average loans outstanding	1.60%	2.73%	1.80%	2.52%
Foreclosed Assets, Net of Allowance for Losses
The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the periods indicated (dollars in thousands):

	Balance at		Advances/					Balance at
	March 31,	New	Capitalized		Valuation	Transfers	Category	June 30,
(dollars in thousands):	2011	NPA	Costs	Sales	Adjustments	from Loans	Changes	2011
Noncovered:
Land & Construction	$1,978	—	—	—	$(403)	$169	—	$1,744
Residential real estate	1,366	—	—	(700)	(22)	2,219	—	2,863
Commercial real estate	1,128	—	—	(231)	—	360	—	1,257

Total noncovered	4,472	—	—	(931)	(425)	2,748	—	5,864

Covered:
Land & Construction	2,957	—	—	(605)	(144)	—	—	2,208
Residential real estate	186	—	—	—	(6)	—	—	180
Commercial real estate	1,368	—	—	(220)	(63)	—	—	1,085

Total covered	4,511	—	—	(825)	(213)	—	—	3,473

Total foreclosed assets	$8,983	—	—	$(1,756)	$(638)	$2,748	—	$9,337

	Balance at		Advances/					Balance at
	December 31,	New	Capitalized		Valuation	Transfers	Category	March 31,
(dollars in thousands):	2010	NPA	Costs	Sales	Adjustments	from Loans	Changes	2011
Noncovered:
Land & Construction	$2,211	—	—	$(263)	—	$30	—	$1,978
Residential real estate	2,449	—	—	(1,613)	(51)	581	—	1,366
Commercial real estate	340	—	—	(107)	(17)	912	—	1,128

Total noncovered	5,000	—	—	(1,983)	(68)	1,523	—	4,472

Covered:
Land & Construction	3,016	—	—	—	(59)	—	—	2,957
Residential real estate	186	—	—	—	—	—	—	186
Commercial real estate	1,711	—	—	(21)	(322)	—	—	1,368

Total covered	4,913	—	—	(21)	(381)	—	—	4,511

Total foreclosed assets	$9,913	—	—	$(2,004)	$(449)	$1,523	—	$8,983

Intangible Assets
Intangible assets were comprised of the following as of the dates indicated:

	June 30,	December 31,
(dollars in thousands)	2011	2010
Core-deposit intangible	$475	$580
Goodwill	15,519	15,519

Total intangible assets	$15,994	$16,099

The core-deposit intangible assets resulted from the Bank’s 2010 acquisition of Granite and the 2003 acquisition of North State National Bank. The goodwill intangible asset resulted from the North State National Bank acquisition. Amortization of core deposit intangible assets amounting to $20,000 and $65,000 was recorded in noninterest expense during the three months ended June 30, 2011 and 2010, respectively. Amortization of core deposit intangible assets amounting to $105,000 and $130,000 was recorded in noninterest expense during the six months ended June 30, 2011 and 2010, respectively.
Deposits
Deposits at June 30, 2011 decreased $15,442,000 (0.8%) over 2010 year-end balances to $1,836,731,000. Included in the June 30, 2011 and December 31, 2010 certificate of deposit balances is $5,000,000 from the State of California. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally favorable to other wholesale funding sources available to the Bank. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report. See Note 13 to the consolidated financial statements at Item 1 of this report for information about the Company’s deposits.
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
The Company adopted and announced a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. During the six months ended June 30, 2011, the Company did not repurchase any shares under this plan. This plan has no stated expiration date for the repurchases. As of June 30, 2011, the Company had repurchased 166,600 shares under this plan, which left 333,400 shares available for repurchase under the plan. Shares that are repurchased in accordance with the provisions of a Company stock option plan or equity compensation plan are not counted against the number of shares repurchased under the repurchase plan adopted on August 21, 2007.
The Company’s primary capital resource is shareholders’ equity, which was $204,915,000 at June 30, 2011. This amount represents an increase of $4,518,000 from December 31, 2010, the net result of comprehensive income for the period of $6,905,000, the effect of stock option vesting of $500,000, the effect of stock options exercised of $2,428,000 and the related tax benefit of $296,000 that were partially offset by dividends paid of $2,866,000 and the repurchase of shares tendered to exercise options and pay related taxes of $2,745,000. The Company’s ratio of equity to total assets was 9.43% and 9.15% as of June 30, 2011 and December 31, 2010, respectively.

The following summarizes the Company’s ratios of capital to risk-adjusted assets as of the dates indicated:

	As of	As	Minimum
	June 30,	December 31,	Regulatory
	2011	2010	Requirement

Tier I Capital	13.28%	12.93%	4.00%
Total Capital	14.55%	14.20%	8.00%
Leverage ratio	10.38%	10.03%	4.00%
See Note 19 to the consolidated financial statements at Item 1 of this report for information about the Company’s capital resources.
Liquidity
The Bank’s principal source of asset liquidity is cash at Federal Reserve and other banks and marketable investment securities available for sale. At June 30, 2011, cash at Federal Reserve and other banks and investment securities available for sale totaled $603,172,000, representing an increase of $12,089,000 (2.0%) from December 31, 2010. In addition, the Company generates additional liquidity from its operating activities. The Company’s profitability during the first six months of 2011 generated cash flows from operations of $17,348,000 compared to $22,477,000 during the first six months of 2010. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks. Maturities of investment securities produced cash inflows of $39,352,000 during the six months ended June 30, 2011 compared to $42,816,000 for the six months ended June 30, 2010. During the six months ended June 30, 2011, the Company invested $25,456,000 in securities and received $8,084,000 of net loan principal reductions, compared to $101,255,000 invested in securities and $40,097,000 of net loan principal reductions, respectively, during the first six months of 2010. These changes in investment and loan balances contributed to net cash provided by investing activities of $23,755,000 during the six months ended June 30, 2011, compared to net cash provided by investing activities of $1,677,000 during the six months ended June 30, 2010. Financing activities used net cash of $21,115,000 during the six months ended June 30, 2011, compared to net cash used by financing activities of $48,099,000 during the six months ended June 30, 2010. Deposit balance decreases accounted for $15,442,000 of financing uses of funds during the six months ended June 30, 2011, compared to $33,564,000 of financing uses of funds during the six months ended June 30, 2010. A net decrease in short-term other borrowings accounted for $2,786,000 of financing uses of funds during the six months ended June 30, 2011, compared to $11,301,000 of funds used to decrease short-term other borrowings during the six months ended June 30, 2010. Dividends paid used $2,866,000 and $3,489,000 of cash during the six months ended June 30, 2011 and 2010, respectively. Also, the Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our assessment of market risk as of June 30, 2011 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 4. Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.
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
Our ability to obtain reimbursement under the loss sharing agreements on covered assets depends on our compliance with the terms of the loss sharing agreements. Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. Additionally, Management may decide to forgo loss share coverage on certain assets to allow greater flexibility over the management of certain assets. As of June 30, 2011, $53,316,000, or 2.5%, of the Company’s assets were covered by the aforementioned FDIC loss sharing agreements.
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

			(c) Total number of
			shares purchased as	(d) Maximum number
			part of publicly	of shares that may yet
	(a) Total number	(b) Average price	announced plans or	be purchased under the
Period	of shares purchased	paid per share	programs	plans or programs

Apr. 1-30, 2011	—	—	—	333,400
May 1-31, 2011	—	—	—	333,400
Jun. 1-31, 2011	—	—	—	333,400

Total	—	—	—	333,400
Item 6 — Exhibits

3.1	Restated Articles of Incorporation, filed as Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 16, 2009.

3.2	Bylaws of TriCo Bancshares, as amended, filed as Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed February 17, 2011.

4	Certificate of Determination of Preferences of Series AA Junior Participating Preferred Stock filed as Exhibit 3.3 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.1	Rights Agreement dated June 25, 2001, between TriCo and Mellon Investor Services LLC filed as Exhibit 1 to TriCo’s Form 8-A dated July 25, 2001 and amended on July 8, 2011 as described in TriCo’s Form 8-A/A dated July 8, 2011.

10.2*	Form of Change of Control Agreement dated as of August 23, 2005, between TriCo, Tri Counties Bank and each of Dan Bailey, Bruce Belton, Craig Carney, Gary Coelho, Rick Miller, Richard O’Sullivan, Thomas Reddish, and Ray Rios filed as Exhibit 10.2 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.5*	TriCo’s 1995 Incentive Stock Option Plan filed as Exhibit 4.1 to TriCo’s Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063).

10.6*	TriCo’s 2001 Stock Option Plan, as amended, filed as Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.7*	TriCo’s 2009 Equity Incentive plan, included as Appendix A to TriCo’s definitive proxy statement filed on April 4, 2009.

10.8*	Amended Employment Agreement between TriCo and Richard Smith dated as of August 23, 2005 filed as Exhibit 10.8 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.9*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 filed as Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.10*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 filed as Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.11*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 filed as Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.13*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 filed as Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.14*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 filed as Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.15*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 filed as Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.16*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 filed as Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.17*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith, filed as Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.18*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin, filed as Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.19*	Form of Tri-Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish, filed as Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.20*	Form of Tri-Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin, filed as Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.21*	Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of the directors of TriCo Bancshares/Tri Counties Bank effective on the date that each director is first elected, filed as Exhibit 10.18 to TriCo’S Annual Report on Form 10-K for the year ended December 31, 2003.

10.22*	Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of Dan Bailey, Craig Carney, Rick Miller, Richard O’Sullivan, Thomas Reddish, Ray Rios, and Richard Smith filed as Exhibit 10.21 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.23	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Granite Community Bank, N.A., Granite Bay, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of May 28, 2010, and related addendum filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 3, 2010.

21.1	Tri Counties Bank, a California banking corporation, TriCo Capital Trust I, a Delaware business trust, and TriCo Capital Trust II, a Delaware business trust, are the only subsidiaries of Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

101.1	The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statement of Changes in Shareholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.(****)

*	Management contract or compensatory plan or arrangement
****	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRICO BANCSHARES (Registrant)
Date: August 9, 2011	/s/ Thomas J. Reddish
Thomas J. Reddish
Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)