Form 10-Q
period 2011-09-30
TRICO BANCSHARES /
filed 2011-11-14
CIK 356171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended: September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practical date:

Common stock, no par value: 15,978,958 shares outstanding as of November 4, 2011

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRICO BANCSHARES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data; unaudited)

	At September 30, 2011	At December 31, 2010
Assets:
Cash and due from banks	$80,259	$57,254
Cash at Federal Reserve and other banks	442,377	313,812

Cash and cash equivalents	522,636	371,066
Securities available-for-sale	257,300	277,271
Restricted equity securities	11,124	9,133
Loans held for sale	10,872	4,988
Loans	1,575,627	1,419,571
Allowance for loan losses	(45,300)	(42,571)

Total loans, net	1,530,327	1,377,000
Foreclosed assets, net	17,870	9,913
Premises and equipment, net	19,717	19,120
Cash value of life insurance	51,891	50,541
Accrued interest receivable	7,397	7,131
Goodwill	15,519	15,519
Other intangible assets, net	1,353	580
Mortgage servicing rights	4,238	4,605
Indemnification asset	4,473	5,640
Other assets	33,750	37,282

Total assets	$2,488,467	$2,189,789

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$469,630	$424,070
Interest-bearing	1,650,593	1,428,103

Total deposits	2,120,223	1,852,173
Accrued interest payable	1,815	2,151
Reserve for unfunded commitments	2,640	2,640
Other liabilities	28,808	29,170
Other borrowings	82,919	62,020
Junior subordinated debt	41,238	41,238

Total liabilities	2,277,643	1,989,392

Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding:
15,978,958 at September 30, 2011	83,916
15,860,138 at December 31, 2010		81,554
Retained earnings	123,440	117,533
Accumulated other comprehensive income, net of tax	3,468	1,310

Total shareholders’ equity	210,824	200,397

Total liabilities and shareholders’ equity	$2,488,467	$2,189,789

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Interest and dividend income:
Loans, including fees	$21,987	$24,489	$65,444	$70,003
Debt securities:
Taxable	2,132	2,375	6,853	7,857
Tax exempt	134	158	410	554
Dividends	6	11	20	23
Interest bearing cash at
Federal Reserve and other banks	213	200	646	508

Total interest and dividend income	24,472	27,233	73,373	78,945

Interest expense:
Deposits	1,543	2,554	5,172	8,339
Other borrowings	610	608	1,803	1,804
Junior subordinated debt	312	335	934	954

Total interest expense	2,465	3,497	7,909	11,097

Net interest income	22,007	23,736	65,464	67,848
Provision for loan losses	5,069	10,814	17,631	29,314

Net interest income after provision for loan losses	16,938	12,922	47,833	38,534

Noninterest income:
Service charges and fees	5,584	5,237	17,487	17,054
Gain on sale of loans	598	1,090	1,818	2,252
Commissions on sale of non-deposit investment products	542	239	1,550	868
Increase in cash value of life insurance	450	426	1,350	1,278
Bargain purchase gain	7,575	—	7,575	232
Other	(26)	171	2,544	1,130

Total noninterest income	14,723	7,163	32,324	22,814

Noninterest expense:
Salaries and related benefits	11,930	9,898	33,438	30,033
Other	8,943	10,626	27,201	27,702

Total noninterest expense	20,873	20,524	60,639	57,735

Income before income taxes	10,788	(439)	19,518	3,613
Provision for income taxes	4,318	(440)	7,477	734

Net income	$6,470	$1	$12,041	$2,879

Earnings per share:
Basic	$0.40	$0.00	$0.76	$0.18
Diluted	$0.40	$0.00	$0.75	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2009	15,787,753	$79,508	$118,863	$2,278	$200,649

Comprehensive income:
Net income			2,879		2,879
Change in net unrealized loss on securities available for sale, net				1,328	1,328

Total comprehensive income					4,207
Stock option vesting		534			534
Stock options exercised	146,403	1,229			1,229
Tax benefit of stock options exercised		390			390
Repurchase of common stock	(74,018)	(373)	(991)		(1,364)
Dividends paid ($0.31 per share)			(4,917)		(4,917)

Balance at September 30, 2010	15,860,138	$81,288	$115,834	$3,606	$200,728

Balance at December 31, 2010	15,860,138	$81,554	$117,533	$1,310	$200,397
Comprehensive income:
Net income			12,041		12,041
Change in net unrealized gain on securities available for sale, net				2,158	2,158

Total comprehensive income					14,199
Stock option vesting		553			553
Stock options exercised	296,250	2,428			2,428
Tax benefit of stock options exercised		296			296
Repurchase of common stock	(177,430)	(915)	(1,830)		(2,745)
Dividends paid ($0.27 per share)			(4,304)		(4,304)

Balance at September 30, 2011	15,978,958	$83,916	$123,440	$3,468	$210,824

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	For the nine months ended September 30,
	2011	2010
Operating activities:
Net income	$12,041	$2,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	2,433	2,665
Amortization of intangible assets	125	222
Provision for loan losses	17,631	29,314
Amortization of investment securities premium, net	1,025	800
Originations of loans for resale	(87,677)	(121,750)
Proceeds from sale of loans originated for resale	82,956	118,145
Gain on sale of loans	(1,818)	(2,252)
Change in market value of mortgage servicing rights	1,022	1,227
Provision for losses on foreclosed assets	1,393	1,185
(Gain) loss on sale of foreclosed assets	(467)	(409)
Loss on disposal of fixed assets	15	40
Increase in cash value of life insurance	(1,350)	(1,278)
Stock option vesting expense	553	534
Stock option excess tax benefits	(296)	(390)
Bargain purchase gain	(7,575)	(232)
Change in reserve for unfunded commitments	—	(800)
Change in:
Interest receivable	(266)	445
Interest payable	(336)	(1,246)
Other assets and liabilities, net	3,258	5,417

Net cash from operating activities	22,667	34,516

Investing activities:
Proceeds from maturities of securities available-for-sale	57,479	67,310
Purchases of securities available-for-sale	(25,456)	(101,255)
Redemption (purchase) of restricted equity securities, net	(65)	813
Loan principal (increases) decreases, net	(9,112)	75,117
Proceeds from sale of foreclosed assets	5,168	2,853
Proceeds from sale of premises and equipment	1	3
Purchases of premises and equipment	(2,505)	(2,314)
Cash received from acquisitions	80,706	18,764

Net cash from investing activities	106,216	61,291

Financing activities:
Net increase (decrease) in deposits	28,151	(34,972)
Net change in short-term other borrowings	(1,139)	(4,571)
Stock option excess tax benefits	296	390
Repurchase of common stock	(753)	(338)
Dividends paid	(4,304)	(4,917)
Exercise of stock options	436	203

Net cash from financing activities	22,687	(44,205)

Net change in cash and cash equivalents	151,570	51,602

Cash and cash equivalents at beginning of period	371,066	346,589

Cash and cash equivalents at end of period	$522,636	$398,191

Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned	$5,638	$6,454
Unrealized net gain on securities available for sale	$3,724	$2,291
Market value of shares tendered by employees in-lieu of cash to pay for exercise options and/or related taxes	$1,992	$1,026
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$8,245	$12,343
Cash paid for income taxes	$9,725	$2,825
Assets acquired in acquisition	$270,304	$100,282
Liabilities acquired in acquisition	$262,729	$100,050

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General Summary of Significant Accounting Policies

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

As described in Note 2, the Bank assumed the banking operations of two failed financial institutions from the FDIC under whole bank purchase agreements. The acquired assets and assumed liabilities were measured at estimated fair value values as required by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations. The Company made significant estimates and exercised significant judgment in accounting for the acquisitions. The Company determined loan fair values based on loan file reviews, loan risk ratings, appraised collateral values, expected cash flows and historical loss factors. Foreclosed assets were primarily valued based on appraised values of the repossessed loan collateral. An identifiable intangible was also recorded representing the value of the core deposit customer base based on an evaluation of the cost of such deposits relative to alternative funding sources. The fair value of time deposits and borrowings were determined based on the present value of estimated future cash flows using current rates as of the acquisition date.

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

Investment Securities

The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. During the nine months ended September 30, 2011 and the year ended December 31, 2010, the Company did not have any securities classified as either held-to-maturity or trading. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of other accumulated comprehensive income (loss) in shareholders’ equity until realized. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold.

The Company assesses an other-than-temporary impairment (“OTTI”) based on whether it intends to sell a security or if it is likely that the Company would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. No OTTI losses were recognized in the nine months ended September 30, 2011 or the year ended December 31, 2010.

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

Loans and Allowance for Loan Losses

Loans originated by the Company, i.e., not purchased or acquired in a business combination, are referred to as originated loans. Originated loans are reported at the principal amount outstanding, net of deferred loan fees and costs. Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loan’s yield over the actual life of the loan. Originated loans on which the accrual of interest has been discontinued are designated as nonaccrual loans.

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

Loans purchased or acquired in a business combination are referred to as acquired loans. Acquired loans are valued as of acquisition date in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 805, Business Combinations. Loans acquired with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are referred to as purchased credit impaired (PCI) loans. PCI loans are accounted for under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under FASB ASC Topic 805 and FASB ASC Topic 310-30, PCI loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date. Fair value is defined as the present value of the future estimated principal and interest payments of the loan, with the discount rate used in the present value calculation representing the estimated effective yield of the loan. Default rates, loss severity, and prepayment speed assumptions are periodically reassessed and our estimate of future payments is adjusted accordingly. The difference between contractual future payments and estimated future payments is referred to as the nonaccretable difference. The difference between estimated future payments and the present value of the estimated future payments is referred to as the accretable yield. The accretable yield represents the amount that is expected to be recorded as interest income over the remaining life of the loan. If after acquisition, the Company determines that the estimated future cash flows of a PCI loan are expected to be more than the originally estimated, an increase in the discount rate (effective yield) would be made such that the newly increased accretable yield would be recognized, on a level yield basis, over the remaining estimated life of the loan. If after acquisition, the Company determines that the estimated future cash flows of a PCI loan are expected to be less than the previously estimated, the discount rate would first be reduced until the present value of the reduced cash flow estimate equals the previous present value however, the discount rate may not be lowered below its original level at acquisition. If the discount rate has been lowered to its original level and the present value has not been sufficiently lowered, an allowance for loan loss would be established through a provision for loan losses charged to expense to decrease the present value to the required level. If the estimated cash flows improve after an allowance has been established for a loan, the allowance may be partially or fully reversed depending on the improvement in the estimated cash flows. Only after the allowance has been fully reversed may the discount rate be increased. PCI loans are put on nonaccrual status when cash flows cannot be reasonably estimated. PCI loans on nonaccrual status are accounted for using the cost recovery method or cash basis method of income recognition. PCI loans are charged off when evidence suggests cash flows are not recoverable. Foreclosed assets from PCI loans are recorded in foreclosed assets at fair value with the fair value at time of foreclosure representing cash flow from the loan. ASC 310-30 allows PCI loans with similar risk characteristics and acquisition time frame to be “pooled” and have their cash flows aggregated as if they were one loan.

Acquired loans that are not PCI loans are referrd to as purchased not credit impaired (PNCI) loans. PNCI loans are accounted for under FASB ASC Topic 310-20, Receivables – Nonrefundable Fees and Other Costs, in which interest income is accrued on a level-yield basis for performing loans. For income recognition purpses, this method assumes that all contractual cash flows will be collected, and no allowance for loan losses is established at the time of acquistion. Post-acquisition date, an allowance for loan losses may need to be established for acquired loans through a provision charged to earnings for credit losses incurred subsequent to acquisition. Under ASC 310-20, the loss would be measured based on the probable shortfall in relation to the contractual note requirements, consistent with our allowance for loan loss policy for similar loans.

When referring to PNCI and PCI loans we will use the terms “nonaccretable difference”, “accretable yield”, and “purchase discount”. Nonaccretable difference is the difference between undiscounted contractual cash flows due and undiscounted cash flows we expect to collect, or put another way, it is the undiscounted contractual cash flows we do not expect to collect. Accretable yield is the difference between undiscounted cash flows we expect to collect and the value at which we have recorded the loan on our financial statements. On the date of acquisition, all purchased loans are recorded on our financial statements at estimated fair value. Purchase discount is the difference between the estimated fair value of loans on the date of acquisition and the principal amount owed by the borrower, net of charge offs, on the date of acquisition. We may also refer to “discounts to principal balance of loans owed, net of charge-offs”. Discounts to principal balance of loans owed, net of charge-offs is the difference between principal balance of loans owed, net of charge-offs, net of unamortized net deferred loan fees and loans as recorded on our financial statements. Discounts to principal balance of loans owed, net of charge-offs arise from purchase discounts, and equal the purchase discount on the acquisition date.

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

Reserve for Unfunded Commitments

The reserve for unfunded commitments is established through a provision for losses – unfunded commitments charged to noninterest expense. The reserve for unfunded commitments is an amount that Management believes will be adequate to absorb probable losses inherent in existing commitments, including unused portions of revolving lines of credits and other loans, standby letters of credits, and unused deposit account overdraft privilege. The reserve for unfunded commitments is based on evaluations of the collectability, and prior loss experience of unfunded commitments. The evaluations take into consideration such factors as changes in the nature and size of the loan portfolio, overall loan portfolio quality, loan concentrations, specific problem loans and related unfunded commitments, and current economic conditions that may affect the borrower’s or depositor’s ability to pay.

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

FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update was effective for the Company on January 1, 2011 and did not have a significant impact on the Company’s financial statements.

FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This Update provides additional guidance relating to when creditors should classify loan modifications as troubled debt restructurings. This Update also ends the deferral issued in January 2010 of the disclosures about troubled debt restructurings required by ASU No. 2010-20. The provisions of ASU No. 2011-02 and the disclosure requirements of ASU No. 2010-20 are effective for the Company’s interim reporting period ending September 30, 2011. The guidance applies retrospectively to restructurings occurring on or after January 1, 2011. The adoption of this Update did not have a material impact on the Company’s consolidated financial statements.

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

FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income. ASU 2011-05 amends Topic 220, Comprehensive Income, to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment. ASU 2011-08 amends Topic 350, Intangibles – Goodwill and Other, to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

Note 2 - Business Combinations

On September 23, 2011, the California Department of Financial Institutions closed Citizens Bank of Northern California (“Citizens”), Nevada City, California and appointed the FDIC as receiver. That same date, the Bank assumed the banking operations of Citizens from the FDIC under a whole bank purchase and assumption agreement without loss sharing. With this agreement, the Bank added seven traditional bank branches, including two in Grass Valley, and one in each of Nevada City, Penn Valley, Lake of the Pines, Truckee, and Auburn, California. This acquisition is consistent with the Bank’s community banking expansion strategy and provides further opportunity to fill in the Bank’s market presence in the Northern California market.

The operations of Citizens, included in the Company’s operating results from September 23, 2011, and through September 30, 2011, added revenue of $7,891,000, including a bargain purchase gain of $7,575,000, noninterest expense of $131,000 and a provision for loan losses of $85,000, that resulted in a contribution to net income after-tax of approximately $4,448,000. Such operating results are not necessarily indicative of future operating results. Citizens’ results of operations prior to the acquisition are not included in the Company’s operating results. As of September 30, 2011, nonrecurring expenses related to the Citizens acquisition were insignificant.

The assets acquired and liabilities assumed for the Citizens acquisition have been accounted for under the acquisition method of accounting (formerly the purchase method). The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date. The fair values of the assets acquired and liabilities assumed were determined based on the requirements of the Fair Value Measurements and Disclosures topic of the FASB ASC. The tax treatment of FDIC assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date. The terms of the agreement provide for the FDIC to indemnify the Bank against claims with respect to liabilities of Citizens not assumed by the Bank and certain other types of claims identified in the agreement. The application of the acquisition method of accounting resulted in the recognition of a bargain purchase gain of $7,575,000 in the Citizens acquisition.

A summary of the net assets received in the Citizens acquisition, at their estimated fair values, is presented below:

Citizens
(in thousands)	September 23, 2011
Asset acquired:
Cash and cash equivalents	$80,707
Securities available-for-sale	9,353
Restricted equity securities	1,926
Loans	167,484
Core deposit intangible	898
Foreclosed assets	8,412
Other assets	1,524

Total assets acquired	$270,304

Liabilities assumed:
Deposits	$239,899
Other borrowings	22,038
Other liabilities	792

Total liabilities assumed	$262,729

Net assets acquired/bargain purchase gain	$7,575

In FDIC-assisted transactions, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer. In the Citizens acquisition, net assets with a cost basis of $26,682,000 were transferred to the Bank. In the Citizens acquisition, the Company recorded a bargain purchase gain of $7,575,000 representing the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed.

A summary of the estimated fair value adjustments resulting in the bargain purchase gain in the Citizens acquisition are presented below:

Citizens
(in thousands)	September 23, 2011
Cost basis net assets acquired	$26,682
Cash payment received from FDIC	44,140
Fair value adjustments:
Cash and cash equivalents	539
Loans	(57,745)
Foreclosed assets	(5,609)
Core deposit intangible	898
Deposits	(382)
Borrowings	(28)
Other	(920)

Bargain purchase gain	$7,575

The Bank acquired only certain assets and assumed certain liabilities of Citizens. A significant portion of Citizens’s operations, its facilities and its central operations and administrative functions were not retained by the Bank. Therefore, disclosure of supplemental pro forma financial information, especially prior period comparison is deemed neither practical nor meaningful given the troubled nature of Citizens prior to the date of acquisition. The Bank did not immediately acquire all the real estate, banking facilities, furniture or equipment of Citizens as part of the purchase and assumption agreement. However, the Bank has the option to purchase or lease the real estate and furniture and equipment from the FDIC. The term of this option expires 90 days from the acquisition date.

The Company identified the loans acquired in the Citizens acquisition as either PNCI or PCI loans. The Company identified certain of the Citizens PCI loans as having cash flows that were not reasonably estimable and elected to place these loans in nonaccrual status under the cash basis method for income recognition (“PCI – cash basis” loans). The Company elected to use the ASC 310-30 “pooled” method of accounting for all other Citizens PCI loans (“PCI – other” loans).

The following table presents a reconciliation of the undiscounted contractual cash flows, nonaccretable difference, accretable yield, fair value, purchase discount, and principal balance of loans for the various categories of Citizens PNCI and PCI loans as of the acquisition date. For PCI loans, the purchase discount does not necessarily represent cash flows to be collected as a portion of it is a nonaccretable difference:

	Citizens Loans – September 23, 2011
(in thousands)	PNCI	PCI - other	PCI - cash basis	Total
Undiscounted contractual cash flows	$252,447	$69,346	$37,637	$359,430
Undiscounted cash flows not expected to be collected (nonaccretable difference)	—	(26,846)	(26,966)	(53,812)

Undiscounted cash flows expected to be collected	252,477	42,500	10,671	305,618
Accretable yield at acquisition	(127,988)	(10,146)	—	(138,134)

Estimated fair value of loans acquired at acquisition	124,459	32,354	10,671	167,484
Purchase discount	20,364	23,207	14,174	57,745

Principal balance loans acquired	$144,823	$55,561	$24,845	$225,229

In estimating the fair value of Citizens PNCI loans at the acquisition date, we calculated the contractual amount and timing of undiscounted principal and interest payments on an individual loan basis and then discounted those cash flows using an appropriate market rate of interest adjusted for liquidity and credit loss risks inherent in each loan. The Citizens PNCI loans expected accretable yield above represents undiscounted interest, and along with the purchase discount, is accounted for using an effective interest method consistent with our accounting for originated loans.

In estimating the fair value of Citizens PCI – cash basis loans at the acquisition date, we calculated the contractual amount and timing of undiscounted principal and interest payments and estimated the amount of undiscounted expected principal recovery using historic loss rates or estimated collateral values if applicable. The difference between these two amounts represents the nonaccretable difference. We used our estimate of the amount of undiscounted expected principal recovery as the fair value of the Citizens PCI – cash basis loans, and placed these loans in nonaccrual status. Interest income and principal reductions on these PCI – cash basis loans are recorded only when they are received. At each financial reporting date, the carrying value of each PCI – cash basis loan is compared to an updated estimate of expected principal payment or recovery for each loan. To the extent that the loan carrying amount exceeds the updated expected principal payment or recovery, a provision for loan loss would be recorded as a charge to income and an allowance for loan loss established.

In estimating the fair value of Citizens PCI – other loans at the acquisition date, we calculated the contractual amount and timing of undiscounted principal and interest payments and estimated the amount and timing of undiscounted expected principal and interest payments. The difference between these two amounts represents the nonaccretable difference. On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the acquired loans is the “accretable yield”. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. For PCI loans the accretable yield is accreted into interest income over the life of the estimated remaining cash flows. For further information regarding the accounting for PCI – other loans, and acquired loans in general, see the discussion under the heading “Loans and Allowance for Loan Losses” in Note 1 above.

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

The loan portfolio and foreclosed assets acquired in the Granite acquisition are covered by a loss sharing agreement between the Bank and the FDIC, and are referred to as “covered loans” and “covered foreclosed assets”, respectively. These covered loans and covered foreclosed assets are recorded in Loans and Foreclosed assets, respectively, in the Company’s consolidated balance sheet. Collectively these balances are referred to as “covered assets”.

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

The following table presents a reconciliation of the undiscounted contractual cash flows, nonaccretable difference, accretable yield, and fair value of covered loans for each respective acquired loan portfolio at the acquisition dates:

Granite
(in thousands)	May 28, 2010
Undiscounted contractual cash flows	$99,179
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(11,226)

Undiscounted cash flows expected to be collected	87,953
Accretable yield at acquisition	(23,151)

Estimated fair value of Loans acquired at acquisition	$64,802

Note 3 – Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Securities Available-for-Sale
Obligations of U.S. government corporations and agencies	$232,656	$11,286	$(7)	$243,935
Obligations of states and political subdivisions	11,139	405	(8)	11,536
Corporate debt securities	1,845	—	(16)	1,829

Total securities available-for-sale	$245,640	$11,691	$(31)	$257,300

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Securities Available-for-Sale
Obligations of U.S. government corporations and agencies	$255,884	$8,623	$(326)	$264,181
Obligations of states and political subdivisions	12,452	141	(52)	12,541
Corporate debt securities	1,000	—	(451)	549

Total securities available-for-sale	$269,336	$8,764	$(829)	$277,271

No investment securities were sold during the nine months ended September 30, 2011 or the year ended December 31, 2010. Investment securities with an aggregate carrying value of $115,723,000 and $140,100,000 at September 30, 2011 and December 31, 2010, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

The amortized cost and estimated fair value of debt securities at September 30, 2011 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2011, obligations of U.S. government corporations and agencies with a cost basis totaling $232,656,000 consist almost entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At September 30, 2011, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 2.9 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Investment Securities
Due in one year	$1,017	$1,016
Due after one year through five years	23,807	24,960
Due after five years through ten years	70,009	71,947
Due after ten years	150,807	159,377

Totals	$245,640	$257,300

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	$10,232	$10,232	$10,232	$10,232	$10,232	$10,232
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
September 30, 2011
Securities Available-for-Sale:
Obligations of U.S. government corporations and agencies	$7,512	$(7)	—	—	$7,512	$(7)
Obligations of states and political subdivisions	891	(8)	—	—	891	(8)
Corporate debt securities	1,829	(16)	—	—	1,829	(16)

Total securities available-for-sale	$10,232	$(31)	—	—	$10,232	$(31)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
December 31, 2010
Securities Available-for-Sale:
Obligations of U.S. government corporations and agencies	$54,760	$(326)	—	—	$54,760	$(326)
Obligations of states and political subdivisions	1,345	(22)	513	$(30)	1,858	(52)
Corporate debt securities	—	—	549	(451)	549	(451)

Total securities available-for-sale	$56,105	$(348)	$1,062	$(481)	$57,167	$(829)

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At September 30, 2011, seven debt securities representing obligations of U.S. government corporations and agencies had an unrealized loss with aggregate depreciation of 0.09% from the Company’s amortized cost basis.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions are caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At September 30, 2011, one debt security representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 0.91% from the Company’s amortized cost basis.

Corporate debt securities: The unrealized losses on investments in corporate debt securities were caused by increases in required yields by investors in similar types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At September 30, 2011, one corporate debt security representing obligations of corporations had an unrealized loss with aggregate depreciation of 0.87% from the Company’s amortized cost basis.

Note 4 – Loans

A summary of the balances of loans follows (in thousands):

	September 30, 2011				December 31, 2010
	Originated	PNCI	PCI	Total	Originated	PCI	Total
Mortgage loans on real estate:
Residential 1-4 family	$119,217	$15,079	$6,519	$140,815	$122,890	$7,597	$130,487
Commercial	694,487	94,279	37,750	826,516	679,245	25,739	704,984

Total mortgage loan on real estate	813,704	109,358	44,269	967,331	802,135	33,336	835,471
Consumer:
Home equity lines of credit	321,375	21,490	15,012	357,877	330,737	7,072	337,809
Home equity loans	14,695	431	156	15,282	17,676	—	17,676
Auto Indirect	13,551	—	—	13,551	24,657	—	24,657
Other	19,545	3,156	54	22,755	15,629	—	15,629

Total consumer loans	369,166	25,077	15,222	409,465	388,699	7,072	395,771
Commercial	133,871	2,212	15,799	151,882	133,049	10,364	143,413
Construction:
Residential	17,824	—	10,978	28,802	19,442	4,463	23,905
Commercial	14,916	—	3,231	18,147	21,011	—	21,011

Total construction	32,740	—	14,209	46,949	40,453	4,463	44,916

Total loans, net of unamortized deferred fees	$1,349,481	$136,647	$89,499	$1,575,627	$1,364,336	$55,235	$1,419,571

Total loans, principal balance owed, net of charge-offs	$1,351,643	$157,011	$128,414	$1,637,068	$1,366,113	$64,349	$1,430,462
Unamortized net deferred loan fees	(2,162)	—	—	(2,162)	(1,777)	—	(1,777)
Discounts to principal balance of loans owed, net of charge-offs	—	(20,364)	(38,915)	(59,279)	—	(9,114)	(9,114)

Total loans, net of unamortized deferred fees	$1,349,481	$136,647	$89,499	$1,575,627	$1,364,336	$55,235	$1,419,571

Noncovered loans	$1,349,481	$136,647	$41,690	$1,527,818	$1,364,336	—	$1,364,336

Covered loans	—	—	47,809	47,809	—	55,235	55,235

Total loans, net of unamortized deferred fees and purchase discounts	$1,349,481	$136,647	$89,499	$1,575,627	$1,364,336	$55,235	$1,419,571

Allowance for loan loss	$(42,311)	—	$(2,989)	$(45,300)	$(40,963)	$(1,608)	$(42,571)

Included in the $89,499,000 balance of PCI loans at September 30, 2011 are PCI – cash basis loans with loan balances of $10,743,000, discounts to principal balance of loans owed, net of charge-offs of $13,900,000, and principal balance of loans owed, net of charge-offs of $24,643,000.

The following is a summary of the change in accretable yield for PCI loans during the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Change in accretable yield:
Balance at beginning of period	$13,457	$22,782	$17,717	—
Acquisitions	10,146	—	10,146	$23,151
Accretion to interest income	(1,408)	(1,530)	(3,436)	(1,899)
Reclassification (to) from nonaccretable difference	1,433	(473)	(799)	(473)

Balance at end of period	$23,628	$20,779	$23,628	$20,779

Throughout these financial statements, and in particular in this Note 4 and Note 5, when we refer to “Loans” or “Allowance for loan losses” we mean all categories of loans, including Originated, PNCI and PCI. When we are not referring to all categories of loans, we will indicate which we are referring to – Originated, PNCI or PCI.

Note 5 – Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses – Three months ended September 30, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
Beginning balance	$2,521	$13,419	$16,480	$1,171	$384	$822	$6,812	$1,697	$656	$43,962
Charge-offs	(170)	(1,176)	(1,860)	(287)	(105)	(325)	(449)	—	(56)	(4,428)
Recoveries	9	24	210	29	76	266	80	3	—	697
Provision	487	935	2,120	174	(47)	121	574	748	(43)	5,069

Ending balance	$2,847	$13,202	$16,950	$1,087	$308	$884	$7,017	$2,448	$557	$45,300

	Allowance for Loan Losses – Nine months ended September 30, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
Beginning balance	$3,007	$12,700	$15,054	$795	$1,229	$701	$5,991	$1,824	$1,270	$42,571
Charge-offs	(1,616)	(3,165)	(7,389)	(551)	(340)	(858)	(2,207)	(430)	(151)	(16,707)
Recoveries	121	90	457	31	259	640	142	25	40	1,805
Provision	1,335	3,576	8,829	812	(841)	402	3,091	1,029	(602)	17,631

Ending balance	$2,847	$13,201	$16,951	$1,087	$307	$885	$7,017	$2,448	$557	$45,300

Ending balance:
Individ. evaluated for impairment	$920	$1,329	$1,577	$92	$76	$21	$260	$326	$481	$5,082

Loans pooled for evaluation	$1,907	$11,709	$14,773	$995	$231	$864	$4,935	$1,739	$76	$37,229

Loans acquired with deteriorated credit quality	$20	$163	$601	—	—	—	1,822	$383	—	$2,989

	Loans, net of unearned fees – As of September 30, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$140,815	$826,516	$357,877	$15,282	$13,551	$22,755	$151,882	$28,802	$18,147	$1,575,627

Individ. evaluated for impairment	$9,835	$68,348	$7,686	$556	$804	$104	$8,032	$6,126	$7,287	$108,778

Loans pooled for evaluation	$124,461	$720,418	$335,179	$14,570	$12,747	$22,597	$128,051	$11,698	$7,629	$1,377,350

Loans acquired with deteriorated credit quality	$6,519	$37,750	$15,012	$156	—	$54	$15,799	$10,978	$3,231	$89,499

Note 5 – Allowance for Loan Losses (Continued)

The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses – Three months ended September 30, 2010
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
Beginning balance	$2,840	$9,363	$13,908	$1,916	$1,462	$598	$6,180	$273	$1,890	$38,430
Charge-offs	(199)	(3,899)	(2,642)	(368)	(298)	(455)	(1,759)	(1,489)	(54)	(11,163)
Recoveries	2	45	43	8	117	218	53	203	—	689
Provision	(38)	5,731	2,571	491	(393)	230	273	1,731	218	10,814

Ending balance	$2,605	$11,240	$13,880	$2,047	$888	$591	$4,747	$718	$2,054	$38,770

	Allowance for Loan Losses – Nine months ended September 30, 2010
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
Beginning balance	$2,618	$5,071	$13,483	$940	$1,986	$616	$6,958	$2,067	$1,734	$35,473
Charge-offs	(947)	(7,963)	(7,979)	(1,079)	(1,161)	(1,338)	(2,820)	(4,308)	(93)	(27,688)
Recoveries	2	100	111	15	444	602	170	227	—	1,671
Provision	932	14,032	8,265	2,171	(381)	711	439	2,732	413	29,314

Ending balance	$2,605	$11,240	$13,880	$2,047	$888	$591	$4,747	$718	$2,054	$38,770

Ending balance:
Individ. evaluated for impairment	$1,723	$964	$3,357	$496	$272	$67	$886	$283	$208	$8,256

Loans pooled for evaluation	$882	$10,276	$10,502	$1,551	$616	$524	$3,668	$435	$1,846	$30,300

Loans acquired with deteriorated credit quality	—	—	$21	—	—	—	$193	—	—	$214

	Loans, net of unearned fees – As of September 30, 2010
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$109,483	$720,436	$340,927	$50,349	$29,028	$5,491	$151,343	$10,799	$34,936	$1,452,792

Individ. evaluated for impairment	$12,534	$63,583	$11,603	$947	$1,529	$159	$6,063	$8,068	$1,082	$105,568

Loans pooled for evaluation	$94,799	$625,495	$324,341	$43,802	$27,499	$4,994	$135,074	$153	$31,156	$1,287,313

Loans acquired with deteriorated credit quality	$2,150	$31,358	$4,983	$5,600	—	$338	$10,206	$2,578	$2,698	$59,911

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

The Company utilizes a risk grading system to assign a risk grade to each of its loans. Loans are graded on a scale ranging from Pass to Loss. A description of the general characteristics of the risk grades is as follows:

•

Pass – This grade represents loans ranging from acceptable to very little or no credit risk. These loans typically meet most if not all policy standards in regard to: loan amount as a percentage of collateral value, debt service coverage, profitability, leverage, and working capital.

•

Special Mention – This grade represents “Other Assets Especially Mentioned” in accordance with regulatory guidelines and includes loans that display some potential weaknesses which, if left unaddressed, may result in deterioration of the repayment prospects for the asset or may inadequately protect the Company’s position in the future. These loans warrant more than normal supervision and attention.

•

Substandard – This grade represents “Substandard” loans in accordance with regulatory guidelines. Loans within this rating typically exhibit weaknesses that are well defined to the point that repayment is jeopardized. Loss potential is, however, not necessarily evident. The underlying collateral supporting the credit appears to have sufficient value to protect the Company from loss of principal and accrued interest, or the loan has been written down to the point where this is true. There is a definite need for a well defined workout/rehabilitation program.

•

Doubtful – This grade represents “Doubtful” loans in accordance with regulatory guidelines. An asset classified as Doubtful has all the weaknesses inherent in a loan classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and financing plans.

•

Loss – This grade represents “Loss” loans in accordance with regulatory guidelines. A loan classified as Loss is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan, even though some recovery may be affected in the future. The portion of the loan that is graded loss should be charged off no later than the end of the quarter in which the loss is identified.

The following tables present ending loan balances by loan category and risk grade as of the dates indicated:

	Credit Quality Indicators – As of September 30, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
Originated loans:
Pass	$105,296	$561,223	$305,790	$13,881	$12,169	$19,295	$118,065	$7,551	$7,226	$1,150,496
Special mention	1,277	47,267	1,219	—	36	5	5,997	3,902	211	59,914
Substandard	12,644	85,997	14,366	814	1,344	245	9,809	6,371	7,479	139,069
Loss	—	—	—	—	2	—	—	—	—	2

Total Originated loans	$119,217	$694,487	$321,375	$14,695	$13,551	$19,545	$133,871	$17,824	$14,916	$1,349,481

PNCI loans:
Pass	$15,079	$88,590	$21,141	$431	—	$3,155	$2,212	—	—	$130,608
Special mention	—	5,689	349	—	—	1	—	—	—	6,039
Substandard	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—

Total PNCI loans	$15,079	$94,279	$21,490	$431	—	$3,156	$2,212	—	—	$136,647

PCI loans	$6,519	$37,750	$15,012	$156	—	$54	$15,799	$10,978	$3,231	$89,499

Total loans	$140,815	$826,516	$357,877	$15,282	$13,551	$22,755	$151,882	$28,802	$18,147	$1,575,627

	Credit Quality Indicators – As of December 31, 2010
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
Originated loans:
Pass	$106,967	$543,492	$312,315	$16,740	$22,405	$15,363	$108,511	$8,190	$8,940	$1,142,923
Special mention	1,259	60,171	1,884	23	45	11	14,518	3,395	4,397	85,703
Substandard	14,664	75,582	16,538	913	2,207	255	10,020	7,857	7,674	135,710

Total Originated loans	$122,890	$679,245	$330,737	$17,676	$24,657	$15,629	$133,049	$19,442	$21,011	$1,364,336

PCI loans	$7,597	$25,739	$7,072	—	—	—	$10,364	$4,463	—	$55,235

Total loans	$130,487	$704,984	$337,809	$17,676	$24,657	$15,629	$143,413	$23,905	$21,011	$1,419,571

The Company had no PNCI loans at December 31, 2010

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

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of September 30, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
Originated loans:
Past due:
30-59 Days	$102	$3,573	$3,034	$323	$320	$151	$594	—	$170	$8,267
60-89 Days	1,154	1,231	2,563	58	148	30	2,579	—	—	7,763
> 90 Days	3,334	13,433	3,255	169	243	6	2,839	1,173	476	24,928

Total past due	4,590	18,237	8,852	550	711	187	6,012	1,173	646	40,958
Current	114,627	676,250	312,523	14,145	12,840	19,358	127,859	16,651	14,270	1,308,523

Total Originated loans	$119,217	$694,487	$321,375	$14,695	$13,551	$19,545	$133,871	$17,824	$14,916	$1,349,481

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$8,445	$44,226	$6,715	$492	$737	$104	$6,458	$6,126	$1,021	$74,324

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of September 30, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
PNCI loans:
Past due:
30-59 Days	$72	$636	$306	—	—	$66	$101	—	—	$1,181
60-89 Days	—	—	—	—	—	—	—	—	—	—
> 90 Days	—	—	—	—	—	—	—	—	—	—

Total past due	72	636	306	—	—	66	101	—	—	1,181
Current	15,007	93,643	21,184	431	—	3,090	2,111	—	—	135,466

Total PNCI loans	$15,079	$94,279	$21,490	$431	—	$3,156	$2,212	—	—	$136,647

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	—	—	—	—	—	—	—	—	—	—

The following table shows the contractual ending balance of current, past due, and nonaccrual PCI loans by loan category as of the date indicated. This table is prepared on an individual loan basis and presents principal balance of loans owed, net of charge-offs, which we refer to as “PCI Loans, gross”:

	Analysis of Past Due and Nonaccrual PCI Loans, gross – As of September 30, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
PCI Loans, gross:
Past due:
30-59 Days	—	$824	$96	—	—	—	$340	$172	—	$1,432
60-89 Days	—	419	343	—	—	—	46	175	—	983
> 90 Days	—	1,482	1,070	—	—	—	1,793	4,122	—	8,467

Total past due	—	2,725	1,509	—	—	—	2,179	4,469	—	10,882
Current	$7,059	47,812	27,979	$324	—	$302	18,738	10,567	$4,751	117,532

Total PCI loans, gross	$7,059	$50,537	29,488	$324	—	$302	$20,917	15,036	$4,751	$128,414

PCI nonaccrual loans, gross	—	—	$22,128	—	—	—	$2,515	—	—	$24,643

The $24,643,000 of PCI nonaccrual loans, gross is comprised entirely of PCI – cash basis loans acquired in the Citizens acquisition. As described in Note 2, the Company identified certain of the Citizens PCI loans as having cash flows that were not reasonably estimable and elected to place these loans in nonaccrual status under the cash basis method for income recognition (“PCI – cash basis” loans). The Company elected to use the ASC 310-30 “pooled” method of accounting for all other Citizens PCI loans (“PCI – other” loans). The balance of PCI nonaccrual loans, net is $10,743,000 at September 30, 2011. The total PCI loans, net balance is $89,499,000 at September 30, 2011. See Note 4 for a reconciliation of PCI loans, gross balance to PCI loans, net balances.

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of December 31, 2010
	RE Mortgage		Home Equity		Auto Indirect	Other Consumer		Construction
(in thousands)	Resid.	Comm.	Lines	Loans			C&I	Resid.	Comm.	Total
Originated loans:
Past due:
30-59 Days	$2,822	$11,191	$3,546	$158	$604	$68	$1,405	$270	—	$20,064
60-89 Days	1,139	1,864	2,209	—	401	33	893	—	275	6,814
> 90 Days	7,980	20,748	6,843	694	403	7	401	1,781	612	39,469

Total past due	11,941	33,803	12,598	852	1,408	108	2,699	2,051	887	66,347
Current	110,949	645,442	318,139	16,824	23,249	15,521	130,350	17,391	20,124	1,297,989

Total loans	$122,890	$679,245	$330,737	$17,676	$24,657	$15,629	$133,049	$19,442	$21,011	$1,364,336

> 90 Days and still accruing	—	$147	—	—	—	—	—	$98	—	$245

Nonaccrual loans	$11,771	$38,778	$10,604	$701	$1,296	$83	$4,618	$7,019	$872	$75,742

At December 31, 2010, the Company had no PNCI loans.

The following table shows the contractual ending balance of current, past due, and nonaccrual PCI loans by loan category as of the date indicated. This table is prepared on an individual loan basis and presents principal balance of loans owed, net of charge-offs, which we refer to as “PCI Loans, gross”:

	Analysis of Past Due and Nonaccrual PCI Loans, gross – As of December 31, 2010
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
PCI Loans, gross:
Past due:
30-59 Days	—	$1,749	—	—	—	—	$241	—	—	$1,990
60-89 Days	—	353	505	—	—	—	79	—	—	937
> 90 Days	562	300	34	—	—	—	2,299	358	—	3,553

Total past due	562	2,402	539	—	—	—	2,619	358	—	6,480
Current	7,689	28,197	8,331	—	—	—	8,797	4,855	—	57,869

Total PCI loans, gross	$8,251	$30,599	$8,870	—	—	—	$11,416	$5,213	—	$64,349

The total PCI loans, net balance is $55,235,000 at December 31, 2010. See Note 4 for a reconciliation of PCI loans, gross balances to PCI loans, net balances.

At December 31, 2010, the Company had no nonaccruing PCI loans.

Impaired originated loans are those where management has concluded that it is probable that the borrower will be unable to pay all amounts due under the contractual terms. The following tables show the recorded investment (financial statement balance), unpaid principal balance, average recorded investment, and interest income recognized for impaired loans, segregated by those with no related allowance recorded and those with an allowance recorded for the periods indicated.

	Impaired Originated Loans – As of September 30, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$6,159	$49,227	$3,753	$386	$477	$31	$6,698	$4,408	$6,640	$77,779

Unpaid principal	$8,036	$57,010	$5,885	$947	$891	$35	$7,344	$9,142	$6,918	$96,208

Average recorded Investment	$6,176	$47,357	$4,554	$539	$596	$40	$5,799	$5,242	$6,625	$76,928

Interest income Recognized	$23	$1,132	$13	$4	$11	$1	$170	—	$289	$1,643

With an allowance recorded:
Recorded investment	$3,676	$19,121	$3,934	$170	$326	$73	$1,334	$1,718	$646	$30,998

Unpaid principal	$4,116	$22,301	$5,147	$181	$408	$79	$1,968	$2,724	$679	$37,603

Related allowance	$920	$1,329	$1,577	$92	$76	$21	$260	$326	$481	$5,082

Average recorded Investment	$4,826	$13,456	$4,648	$125	$497	$54	$1,208	$1,284	$737	$26,835

Interest income Recognized	$55	$663	$56	$3	$5	$1	$41	$—	6	$830

At September 30, 2011, $61,582,000 of originated loans were TDR and classified as impaired. The Company did not have any obligations to lend additional funds on these loans as of September 30, 2011.

As a result of adopting the amendments in ASU No. 2011-02 discussed in Note 1, the Company reassessed all loan modifications that occurred on or after January 1, 2011 for potential identification as TDRs. The Company identified ten credits totaling approximately $3,800,000 with a related allowance of $15,000 which are considered TDRs under the clarified guidance.

At September 30, 2011, no PNCI loans were TDR or classified as impaired.

	Impaired Originated Loans – As of December 31, 2010
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

At December 31, 2010, $48,074,000 of originated loans were TDR and classified as impaired. The Company had obligations to lend $415,000 of additional funds on these TDR as of December 31, 2010.

At December 31, 2010, the Company had no PNCI loans.

The following tables show certain information regarding Troubled Debt Restructurings (TDRs) that occurred during the periods indicated:

	TDR Information for the Three Months Ended September 30, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(dollars in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
Number	1	4	2	1	—	—	9	1	2	20
Pre-modification out-standing principal balance	$113	$3,519	$312	$185	—	—	$1,162	$65	$267	$5,623
Post-modification out-standing principal balance	$127	$3,519	$338	$201	—	—	$1,237	$60	$267	$5,750
Financial Impact due to troubled debt restructure taken as additional provision	—	—	—	—	—	—	$1	$18	—	$19
Number that defaulted during period	—	2	—	—	—	—	2	1	—	5
Recorded investment of TDRs that defaulted during the period	—	$299	—	—	—	—	$209	$420	—	$929
Financial Impact due to the default of previous troubled debt restructure taken as charge-offs or additional provisions	—	$45	—	—	—	—	—	—	—	$45

	TDR Information for the Three Months Ended June 30, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(dollars in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
Number	6	7	6	1	2	—	2	1	—	25
Pre-modification out-standing principal balance	$1,516	$1,441	$936	$84	$40	—	$106	$700	—	$4,823
Post-modification out-standing principal balance	$1,598	$1,461	$1,024	$92	$40	—	$106	$700	—	$5,021
Financial Impact due to troubled debt restructure taken as additional provision	—	$2	$12	—	—	—	—	—	—	$14
Number that defaulted during period	—	—	—	—	1	—	—	—	—	1
Recorded investment of TDRs that defaulted during the period	—	—	—	—	$5	—	—	—	—	$5
Financial Impact due to the default of previous troubled debt restructure taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

	TDR Information for the Three Months Ended March 31, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(dollars in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	3	7	6	—	—	—	7	3	1	27
Pre-modification out-standing principal balance	$375	$2,566	$1,012	—	—	—	$308	$657	$200	$5,118
Post-modification out-standing principal balance	$398	$2,666	$1,014	—	—	—	$313	$657	$200	$5,247
Financial Impact due to troubled debt restructure taken as additional provision	—	$65	$17	—	—	—	$25	($11)	—	$71
Number that defaulted during period	—	—	—	—	2	—	2	—	—	4
Recorded investment of TDRs that defaulted during the period	—	—	—	—	$21	—	$439	—	—	$460
Financial Impact due to the default of previous troubled debt restructure taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

Modifications classified as Troubled Debt Restructurings can include one or a combination of the following:

•	Rate modifications

•	Term extensions

•	Interest only modifications, either temporary or long-term

•	Payment modifications

•	Collateral substitutions/additions

For all new Troubled Debt Restructurings, an impairment analysis is conducted. If the loan is determined to be collateral dependent, any additional amount of impairment will be calculated based on the difference between estimated collectible value and the current carrying balance of the loan. This difference could result in an increased provision and is typically charged off. If the asset is determined not to be collateral dependent, the impairment is measured on the net present value difference between the estimated cash flows of the restructured loan and the cash flows which would have been received under the original terms. The effect of this could result in a requirement for additional provision to the reserve. The effect of these required provisions for the period are indicated above.

Typically if a TDR defaults during the period, the loan is then considered collateral dependent and, if it was not already considered collateral dependent, an appropriate provision will be reserved or charge will be taken. The additional provisions required resulting from default of previously modified TDR’s are noted above.

Note 6 – Foreclosed Assets

A summary of the activity in the balance of foreclosed assets follows (in thousands):

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
	Noncovered	Covered	Total	Noncovered	Covered	Total
Beginning balance, net	$5,000	$4,913	$9,913	$3,726	—	$3,726
Additions/transfers from loans	14,051	—	14,051	5,826	$5,249	11,075
Dispositions/sales	(3,855)	(846)	(4,701)	(2,139)	(305)	(2,444)
Valuation adjustments	(799)	(594)	(1,393)	(560)	(625)	(1,185)

Ending balance, net	$14,397	$3,473	$17,870	$6,853	$4,319	$11,172

Ending valuation allowance	$(1,169)	$(740)	$(1,909)	$(746)	$(625)	$(1,371)

Ending number of foreclosed assets	70	11	81	31	11	42

Proceeds from sale of foreclosed assets	$4,189	$979	$5,168	$2,543	$310	$2,853

Gain (loss) on sale of foreclosed assets	$334	$133	$467	$404	$5	$409

Note 7 - Premises and Equipment

Premises and equipment were comprised of:

	September 30, 2011	December 31, 2010
	(in thousands)
Premises	$20,888	$19,902
Furniture and equipment	23,638	26,009

	44,526	45,911
Less: Accumulated depreciation	(28,954)	(30,556)

	15,572	15,355
Land and land improvements	4,145	3,765

	$19,717	$19,120

Depreciation expense for premises and equipment amounted to $643,000 and $675,000 for the three months ended September 30, 2011 and 2010, respectively. Depreciation expense for premises and equipment amounted to $1,892,000 and $2,083,000 for the nine months ended September 30, 2011 and 2010, respectively.

Note 8 – Cash Value of Life Insurance

A summary of the activity in the balance of cash value of life insurance follows (in thousands):

	Nine months ended September 30,
	2011	2010
Beginning balance	$50,541	$48,694
Increase in cash value of life insurance	1,350	1,278

Ending balance	$51,891	$49,972

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

Note 9 – Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill intangible as of the dates indicated.

(Dollar in Thousands)	December 31, 2010	Additions	Reductions	September 30, 2011
Goodwill	$15,519	—	—	$15,519

The following table summarizes the Company’s core deposit intangibles as of the dates indicated.

(Dollar in Thousands)	December 31, 2010	Additions	Reductions	September 30, 2011
Core deposit intangibles	$3,927	$898	—	$4,825
Accumulated amortization	(3,347)	—	$(125)	(3,472)

Core deposit intangibles, net	$580	$898	$(125)	$1,353

The Company recorded additions to CDI of $898,000 and $562,000 in conjunction with the Citizens and Granite acquisition on September 23, 2011 and May 28, 2010, respectively. The following table summarizes the Company’s estimated core deposit intangible amortization (dollars in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2011	$177
2012	209
2013	209
2014	209
2015	209
Thereafter	$465

Note 10 – Mortgage Servicing Rights

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

	Three months ended September 30,		NIne months ended September 30,
	2011	2010	2011	2010
Mortgage servicing rights:
Balance at beginning of period	$4,818	$4,033	$4,605	$4,089
Additions	220	481	655	1,043
Change in fair value	(800)	(609)	(1,022)	(1,227)

Balance at end of period	$4,238	$3,905	$4,238	$3,905

Servicing, late and ancillary fees received	$375	$323	$1,106	$945
Balance of loans serviced at:
Beginning of period	$584,113	$527,436	$573,300	$505,947
End of period	$582,011	$542,386	$582,011	$542,386
Weighted-average prepayment speed (CPR)			21.0%	20.2%
Discount rate			9.0%	9.0%

The changes in fair value of MSRs that occurred during the three and nine months ended September 30, 2011 and 2010 were mainly due to principal reductions and changes in estimated life of the MSRs.

Note 11 – Indemnification Asset

A summary of the activity in the balance of indemnification asset follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Beginning balance	$4,545	—	$5,640	—
Effect of actual covered losses and change in estimated future covered losses	(292)	$7,446	1,594	$7,446
Reimbursable expenses (revenue), net	220	65	322	65
Payments received	—	(2,413)	(3,083)	(2,413)

Ending balance	$4,473	$5,098	$4,473	$5,098

Note 12 – Other Assets

Other assets were comprised of (in thousands):

	September 30, 2011	December 31, 2010
Deferred tax asset, net	$26,074	$28,046
Software	1,022	1,127
Prepaid expenses & miscellaneous other assets	6,654	8,109

Total other assets	$33,750	$37,282

The majority of prepaid expenses & miscellaneous other assets at September 30, 2011 and December 31, 2010 consisted of prepaid FDIC assessment and prepaid taxes. In November of 2009, the FDIC adopted an amendment to its assessment regulations to require insured institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of calendar 2009 and for all of the calendar years 2010, 2011 and 2012. The amount of the prepayment was generally determined based upon an institution’s assessment rate in effect on September 30, 2009, adjusted to reflect a 5% growth and as an assessment rate increase of three cents per $100 of deposits effective January 1, 2011. The Bank’s prepayment amount was $10,544,000.

Note 13 – Deposits

A summary of the balances of deposits follows (in thousands):

	September 30, 2011	December 31, 2010
Noninterest-bearing demand	$469,630	$424,070
Interest-bearing demand	425,281	395,413
Savings	788,279	585,850
Time certificates, $100,000 and over	226,587	235,992
Other time certificates	210,446	210,848

Total deposits	$2,120,223	$1,852,173

Certificate of deposit balances of $5,000,000 and $5,000,000 from the State of California were included in time certificates, $100,000 and over, at September 30, 2011 and December 31, 2010, respectively. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $1,178,000 and $1,513,000 were classified as consumer loans at September 30, 2011 and December 31, 2010, respectively.

Note 14 – Reserve for Unfunded Commitments

The following tables summarize the activity in reserve for unfunded commitments for the periods indicated (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$2,640	$2,840	$2,640	$3,640
Provision for losses – unfunded commitments	—	—	—	(800)

Balance at end of period	$2,640	$2,840	$2,640	$2,840

Note 15 – Other Liabilities

Other liabilities were comprised of (in thousands):

	September 30, 2011	December 31, 2010
Deferred compensation	$8,076	$8,289
Supplemental retirement	10,821	9,873
Additional minimum pension liability	5,770	5,770
Joint beneficiary agreements	2,020	1,851
Miscellaneous other liabilities	2,121	3,387

Total other liabilities	$28,808	$29,170

Note 16 – Other Borrowings

A summary of the balances of other borrowings follows:

(in thousands)	September 30, 2011	December 31, 2010
Borrowing under security repurchase agreement, rate is fixed at 4.72% and principal is callable in its entirety by lender on a quarterly basis until final maturity on August 30, 2012.	$50,000	$50,000
FHLB fixed rate borrowings:
Matures October 6, 2011, effective rate 0.26%	5,000	—
Matures October 25, 2011, effective rate 0.24%	3,000	—
Matures January 25, 2012, effective rate 0.24%	3,001	—
Matures April 6, 2012, effective rate 0.26%	5,026	—
Matures April 25, 2012, effective rate 0.26%	3,001	—
Matures July 25, 2012, effect rate 0.34%	3,000
Other collateralized borrowings, fixed rate, as of September 30, 2011 of 0.15% payable on October 1, 2011	10,891	12,020

Total other borrowings	$82,919	$62,020

During August 2007, the Company entered into a security repurchase agreement with principal balance of $50,000,000 and terms as described above. As of September 30, 2011, the Company has pledged as collateral and sold under an agreement to repurchase investment securities with fair value of $58,895,000 under this security repurchase agreement. The Company did not enter into any other repurchase agreements during the nine months ended September 30, 2011 or the year ended December 31, 2010. The average balance of repurchase agreements during the nine months ended September 30, 2011 was $50,000,000, with an average rate of 4.72%.

The Company had $10,891,000 and $12,020,000 of other collateralized borrowings at September 30, 2011 and December 31, 2010, respectively. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of September 30, 2011, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $10,891,000 under these other collateralized borrowings.

As part of the Citizens acquisition on September 23, 2011, the Company assumed borrowings with principal balances totaling $22,000,000 and fair values totaling $22,028,000. These borrowings from the Federal Home Loan Bank of San Francisco (FHLB) are now collateralized under the Bank’s line of credit at the FHLB as described below.

The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at September 30, 2011, this line provided for maximum borrowings of $437,447,000 of which $22,000,000 was outstanding, leaving $415,447,000 available. As of September 30, 2011, the Company has designated loans totaling $896,622,000 as potential collateral under this collateralized line of credit with the FHLB.

The Company maintains a collateralized line of credit with the Federal Reserve Bank of San Francisco. As of September 30, 2011, this line provided for maximum borrowings of $85,846,000 of which none was outstanding, leaving $85,846,000 available. As of September 30, 2011, the Company has designated investment securities with fair value of $564,000 and loans totaling $97,380,000 as potential collateral under this collateralized line of credit with the FRB.

The Company has available unused correspondent banking lines of credit from commercial banks totaling $5,000,000 for federal funds transactions at September 30, 2011.

Note 17 – Junior Subordinated Debt

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

Note 18 – Commitments and Contingencies

Restricted Cash Balances— Reserves (in the form of deposits with the Federal Reserve Bank) of $16,850,000 and $13,351,000 were maintained to satisfy Federal regulatory requirements at September 30, 2011 and December 31, 2010, respectively. These reserves are included in cash and due from banks in the accompanying balance sheets.

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

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	September 30, 2011	December 31, 2010
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$123,295	$116,785
Consumer loans	387,265	380,269
Real estate mortgage loans	21,170	14,366
Real estate construction loans	8,279	7,174
Standby letters of credit	5,117	5,022
Deposit account overdraft privilege	59,981	38,600

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

Note 19 – Shareholders’ Equity

Dividends Paid

The Bank paid to the Company cash dividends in the aggregate amounts of $5,685,000 during the nine months ended September 30, 2011. The Bank is regulated by the FDIC and the State of California Department of Financial Institutions. Absent approval from the Commissioner of Financial Institutions of California, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period.

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

Stock Repurchase Plan

On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company’s common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this stock repurchase plan represented approximately 3.2% of the Company’s 15,814,662 outstanding common shares as of August 21, 2007. This stock repurchase plan has no expiration date. As of September 30, 2011, the Company had repurchased 166,600 shares under this plan.

Stock Repurchased Under Equity Compensation Plans

During the nine months ended September 30, 2011 employees tendered 177,430 shares of the Company’s common stock in lieu of cash to exercise options to purchase shares of the Company’s stock or to pay income taxes related to such exercises as permitted by the Company’s shareholder-approved equity compensation plans. Such tendered shares are considered repurchased shares but are not counted against the repurchase plan noted above.

Note 20 – Stock Options and Other Equity-Based Incentive Instruments

In March 2009, the Company’s Board of Directors adopted the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2009 Plan was approved by the Company’s shareholders in May 2009. The 2009 Plan allows for the granting of the following types of “stock awards” (Awards): incentive stock options, nonstatutory stock options, performance awards, restricted stock, restricted stock unit awards and stock appreciation rights. Subject to certain adjustments, the maximum aggregate number of shares of TriCo’s common stock which may be issued pursuant to or subject to Awards is 650,000. The number of shares available for issuance under the 2009 Plan shall be reduced by: (i) one share for each share of common stock issued pursuant to a stock option or a Stock Appreciation Right and (ii) two shares for each share of common stock issued pursuant to a Performance Award, a Restricted Stock Award or a Restricted Stock Unit Award. When Awards made under the 2009 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2009 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares against the number of shares again becomes available for issuance under the 2009 Plan, the number of shares of common stock available for issuance under the 2009 Plan shall increase by two shares. Shares awarded and delivered under the 2009 Plan may be authorized but unissued, or reacquired shares. As of September 30, 2011, 203,000 options for the purchase of common shares remain outstanding, and 447,000 remain available for grant, under the 2009 Plan.

In May 2001, the Company adopted the TriCo Bancshares 2001 Stock Option Plan (2001 Plan) covering officers, employees, directors of, and consultants to, the Company. Under the 2001 Plan, the option exercise price cannot be less than the fair market value of the Common Stock at the date of grant except in the case of substitute options. Options for the 2001 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 2001 Plan are determined individually for each grant. As of September 30, 2011, 851,935 options for the purchase of common shares remain outstanding under the 2001 Plan. No new options may be granted under the 2001 Plan.

Stock option activity is summarized in the following table for the time period indicated:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price	Weighted Average Fair Value on Date of Grant
Outstanding at December 31, 2010	1,425,185	$8.05 to $25.91	$15.78
Options granted	—	— to —	—	—
Options exercised	(296,250)	$8.05 to $8.20	$8.20
Options forfeited	(74,000)	$13.33 to $25.91	$19.11
Outstanding at September 30, 2011	1,054,935	$11.72 to $25.91	$17.67

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of September 30, 2011:

(dollars in thousands except exercise price)	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	853,845	201,090	1,054,935
Weighted average exercise price	$17.62	$17.88	$17.67
Intrinsic value (thousands)	$13	$0	$13
Weighted average remaining contractual term (yrs.)	3.9	7.8	4.7

The 201,090 options that are currently not exercisable as of September 30, 2011 are expected to vest, on a weighted-average basis, over the next 2.8 years, and the Company is expected to recognize $1,298,000 of pre-tax compensation costs related to these options as they vest.

Note 21 – Noninterest Income and Expenses

The components of other noninterest income were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Service charges on deposit accounts	$3,769	$3,565	$10,899	$11,786
ATM and interchange fees	1,780	1,578	5,201	4,477
Other service fees	460	381	1,303	1,073
Mortgage banking service fees	375	322	1,106	945
Change in value of mortgage servicing rights	(800)	(609)	(1,022)	(1,227)

Total service charges and fees	5,584	5,237	17,487	17,054

Gain on sale of loans	598	1,090	1,818	2,252
Commissions on sale of non-deposit investment products	542	239	1,550	868
Increase in cash value of life insurance	450	426	1,350	1,278
Change in indemnification asset	(289)	(20)	1,547	(20)
Gain on sale of foreclosed assets	82	55	467	405
Legal settlement	—	—	—	400
Sale of customer checks	72	53	198	155
Lease brokerage income	43	11	171	69
Gain (loss) on disposal of fixed assets	—	—	(15)	(40)
Commission rebates	(16)	(16)	(49)	(49)
Bargain purchase gain on acquisition	7,575	—	7,575	232
Other	82	88	225	210

Total other noninterest income	9,139	1,926	14,837	5,760

Total noninterest income	$14,723	$7,163	$32,324	$22,814

The components of noninterest expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Base salaries, net of deferred loan origination costs	$7,480	$7,131	$21,682	$21,095
Incentive compensation	1,848	294	3,547	1,366
Benefits and other compensation costs	2,602	2,473	8,209	7,572

Total salaries and benefits expense	11,930	9,898	33,438	30,033

Occupancy	1,521	1,524	4,383	4,260
Equipment	949	990	2,750	3,024
Data processing and software	940	942	2,748	2,278
ATM network charges	425	472	1,414	1,376
Telecommunications	382	487	1,308	1,361
Postage	163	262	598	820
Courier service	222	207	651	605
Advertising	607	490	1,778	1,638
Assessments	517	824	1,902	2,420
Operational losses	166	105	393	292
Professional fees	462	662	1,322	2,082
Foreclosed assets expense	215	97	497	360
Provision for foreclosed asset losses	306	1,130	1,393	1,185
Change in reserve for unfunded commitments	—	—	—	(800)
Intangible amortization	20	85	125	222
Other	2,048	2,349	5,939	6,579

Total other noninterest expense	8,943	10,626	27,201	27,702

Total noninterest expense	$20,873	$20,524	$60,639	$57,735

Note 22 – Income Taxes

The provisions for income taxes applicable to income before taxes differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled for the periods indicated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Federal statutory income tax rate	35.0%	(35.0%)	35.0%	35.0%
State income taxes, net of federal tax benefit	6.8%	(20.0%)	6.3%	2.2%
Tax-exempt interest on municipal obligations	(0.4%)	(12.3%)	(0.7%)	(5.2%)
Increase in cash value of insurance policies	(1.5%)	(33.9%)	(2.4%)	(12.4%)
Other	0.1%	1.0%	0.1%	0.7%

Effective Tax Rate	40.0%	(100.2%)	38.3%	20.3%

The Company recorded a net loss before taxes of $439,000 and a tax benefit of $440,000 resulting in net income of $1,000 for the three months ended September 30, 2010. This tax benefit of $440,000 rerpresents 100.2% of the net loss before taxes as reflected in the table above.

Note 23 – Earnings Per Share

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Net income	$6,470	$1	$12,401	$2,879
Average number of common shares outstanding	15,979	15,860	15,920	15,848
Effect of dilutive stock options	27	113	75	204

Average number of common shares outstanding used to calculate diluted earnings per share	16,006	15,973	15,995	16,052

Options excluded from diluted earnings per share because the effect of these optioins was antidilutive	788	763	792	496

Note 24 – Comprehensive Income

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

	Three months ended September 30,		Nine months ended September, 30
(in thousands)	2011	2010	2011	2010
Unrealized holding gains (losses) on available-for-sale securities	$1,422	$(909)	$3,724	$2,291
Tax effect	(598)	383	(1,566)	(963)

Unrealized holding gains (losses) on available-for-sale securities, net of tax	$824	$(526)	$2,158	$1,328

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Net unrealized gains (losses) on available-for-sale securities	$11,660	$7,936
Tax effect	(4,903)	(3,337)

Unrealized holding gains (losses) on available-for-sale securities, net of tax	6,757	4,599

Minimum pension liability	(5,770)	(5,770)
Tax effect	2,426	2,426

Minimum pension liability, net of tax	(3,344)	(3,344)

Joint beneficiary agreement liability	96	96
Tax effect	(41)	(41)

Joint beneficiary agreement liability, net of tax	55	55

Accumulated other comprehensive income	$3,468	$1,310

Note 25 – Retirement Plans

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Net pension cost included the following components:
Service cost-benefits earned during the period	$164	$131	$493	$393
Interest cost on projected benefit obligation	210	191	630	573
Amortization of net obligation at transition	—	1	1	1
Amortization of prior service cost	38	38	115	115
Recognized net actuarial loss	97	54	289	163

Net periodic pension cost	$509	$415	$1,528	$1,245

Company contributions to pension plans	$177	$177	$580	$556
Pension plan payouts to participants	$177	$177	$580	$556

For the year ending December 31, 2011, the Company currently expects to contribute and pay out as benefits $758,000 to participants under the plans.

Note 26 – Related Party Transactions

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

The following table summarizes the activity in these loans for the periods indicated (in thousands):

Balance December 31, 2009	$5,245
Advances/new loans	1,999
Removed/payments	(4,673)

Balance December 31, 2010	$2,571
Advances/new loans	312
Removed/payments	(1,021)

Balance September 30, 2011	$1,862

Note 27 – Fair Value Measurement

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

Securities available-for-sale—Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans held for sale—Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for loans with similar characteristics. As such, we classify those loans subjected to nonrecurring fair value adjustments as Level 2.

Impaired originated loans—originated loans are not recorded at fair value on a recurring basis. However, from time to time, an originated loan is considered impaired and an allowance for loan losses is established. Originated loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of an impaired originated loan is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired originated loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired originated loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the impaired originated loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value, or the appraised value contains a significant unobservable assumption, and there is no observable market price, the Company records the impaired originated loan as nonrecurring Level 3.

Foreclosed assets—Foreclosed assets include assets acquired through, or in lieu of, loan foreclosure. Foreclosed assets are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value less cost to sell. The fair value of foreclosed assets is established using current real estate appraisals. Revenue and expenses from operations and changes in the valuation allowance are included in other noninterest expense. The Company records foreclosed assets as nonrecurring Level 3.

Mortgage servicing rights—Mortgage servicing rights are carried at fair value. A valuation model, which utilizes a discounted cash flow analysis using a discount rate and prepayment speed assumptions is used in the computation of the fair value measurement. While the prepayment speed assumption is currently quoted for comparable instruments, the discount rate assumption currently requires a significant degree of management judgment. As such, the Company classifies mortgage servicing rights subjected to recurring fair value adjustments as Level 3.

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value at September 30, 2011
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$243,935	—	$243,935	—
Obligations of states and political subdivisions	11,536	—	11,536	—
Corporate debt securities	1,829	—	1,829	—
Mortgage servicing rights	4,238	—	—	4,238

Total assets measured at fair value	$261,538	—	$257,300	$4,238

	Total	Level 1	Level 2	Level 3
Fair value at December 31, 2010
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$264,181	—	$264,181	—
Obligations of states and political subdivisions	12,541	—	12,541	—
Corporate debt securities	549	—	549	—
Mortgage servicing rights	4,605	—	—	4,605

Total assets measured at fair value	$281,876	—	$277,271	$4,605

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2011 and 2010. The amount included in the “Transfer into Level 3” column represents the beginning balance of an item in the period (interim quarter) for which it was designated as a Level 3 fair value measure (in thousands):

	$(1,227)	$(1,227)	$(1,227)	$(1,227)	$(1,227)
	Beginning Balance	Transfers into Level 3	Change Included in Earnings	Issuances	Ending Balance
Three months ended September 30,
2011: Mortgage servicing rights	$4,818	—	$(800)	$220	$4,238
2010: Mortgage servicing rights	$4,033	—	$(609)	$481	$3,905

	$4,089	$4,089	$4,089	$4,089	$4,089
	Beginning Balance	Transfers into Level 3	Change Included in Earnings	Issuances	Ending Balance
Nine months ended September 30,
2011: Mortgage servicing rights	$4,605	—	$(1,022)	$655	$4,238
2010: Mortgage servicing rights	$4,089	—	$(1,227)	$1,043	$3,905

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated (in thousands):

	Total	Level 1	Level 2	Level 3
As of September 30, 2011
Fair value:
Impaired originated loans	$34,788	—	—	$34,788
Noncovered foreclosed assets	2,119	—	—	2,119
Covered foreclosed assets	1,967	—	—	1,967

Total assets measured at fair value	$38,874	—	—	$38,874

	Total	Level 1	Level 2	Level 3
As of September 30, 2010
Fair value:
Impaired originated loans	$35,829	—	—	$35,829
Noncovered foreclosed assets	6,853	—	—	6,853
Covered foreclosed assets	4,319	—	—	4,319

Total assets measured at fair value	$47,001	—	—	$47,001

The following table presents the losses resulting from nonrecurring fair value adjustments that occurred in the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Impaired originated loan	$1,932	$6,164	$8,314	$8,303
Non-covered foreclosed assets	306	505	799	560
Covered foreclosed assets	—	625	594	625

Total loss from nonrecurring fair value adjustments	$2,238	$7,294	$9,707	$9,488

In addition to the methods and assumptions used to estimate the fair value of each class of financial instrument noted above, the following methods and assumptions were used to estimate the fair value of other classes of financial instruments for which it is practical to estimate the fair value.

Short-term Instruments—Cash and due from banks, fed funds purchased and sold, accrued interest receivable and payable, and short-term borrowings are considered short-term instruments. For these short-term instruments their carrying amount approximates their fair value.

Securities—For all securities, fair values are based on quoted market prices or dealer quotes.

Restricted Equity Securities—The carrying value of restricted equity securities approximates fair value as the shares can only be redeemed by the issuing institution at par.

Originated loans—The fair value of variable rate originated loans is the current carrying value. The interest rates on these originated loans are regularly adjusted to market rates. The fair value of other types of fixed rate originated loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. The allowance for loan losses is a reasonable estimate of the valuation allowance needed to adjust computed fair values for credit quality of certain originated loans in the portfolio.

PCI Loans—PCI loans are measured at estimated fair value on the date of acquisition. Carrying value is calculated as the present value of expected cash flows and approximates fair value.

Cash Value of Life Insurance—The fair values of insurance policies owned are based on the insurance contract’s cash surrender value.

FDIC Indemnification Asset—The FDIC indemnification asset is recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreement.

Deposit Liabilities—The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. These values do not consider the estimated fair value of the Company’s core deposit intangible, which is a significant unrecognized asset of the Company. The fair value of time deposits and other borrowings is based on the discounted value of contractual cash flows.

Other Borrowings—The fair value of other borrowings is calculated based on the discounted value of the contractual cash flows using current rates at which such borrowings can currently be obtained.

Junior Subordinated Debentures—The fair value of junior subordinated debentures is estimated using a discounted cash flow model. The future cash flows of these instruments are extended to the next available redemption date or maturity date as appropriate based upon the spreads of recent issuances or quotes from brokers for comparable bank holding companies compared to the contractual spread of each junior subordinated debenture measured at fair value.

Commitments to Extend Credit and Standby Letters of Credit—The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counter parties at the reporting date.

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

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Cash and due from banks	$80,259	$80,259	$57,254	$57,254
Cash at Federal Reserve and other banks	442,377	442,377	313,812	313,812
Securities available-for-sale	257,300	257,300	277,271	277,271
Restricted equity securities	11,124	11,124	9,133	9,133
Loans held for sale	10,872	10,872	4,988	4,988
Loans, net	1,530,327	1,598,271	1,377,000	1,451,151
Cash value of life insurance	51,891	51,891	50,541	50,541
Mortgage servicing rights	4,238	4,238	4,605	4,605
Indemnification asset	4,473	4,473	5,640	5,640
Financial liabilities:
Deposits	2,120,223	2,096,507	1,852,173	1,854,763
Other borrowings	82,919	84,912	62,020	65,716
Junior subordinated debt	41,238	25,155	41,238	21,444

	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Off-balance sheet:
Commitments	$540,009	$5,400	$518,595	$5,186
Standby letters of credit	5,117	51	5,022	50
Overdraft privilege commitments	59,981	600	38,600	386

TRICO BANCSHARES

Financial Summary

(dollars in thousands, except per share amounts; unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Interest Income	$22,007	$23,736	$65,464	$67,848
Provision for loan losses	(5,069)	(10,814)	(17,631)	(29,314)
Noninterest income	14,723	7,163	32,324	22,814
Noninterest expense	(20,873)	(20,524)	(60,639)	(57,735)
(Provision) benefit for income taxes	(4,318)	440	(7,477)	(734)

Net income	$6,470	$1	$12,041	$2,879

Earnings per share:
Basic	$0.40	$0.00	$0.76	$0.18
Diluted	$0.40	$0.00	$0.75	$0.18
Per share:
Dividends paid	$0.09	$0.09	$0.27	$0.31
Book value at period end	$13.19	$12.66
Tangible book value at period end	$12.14	$11.64
Average common shares outstanding	15,979	15,860	15,920	15,848
Average diluted common shares outstanding	16,006	15,972	15,995	16,052
Shares outstanding at period end	15,979	15,860
At period end:
Loans, net	$1,530,327	$1,414,022
Total assets	2,488,467	2,229,618
Total deposits	2,120,223	1,888,541
Other borrowings	82,919	67,182
Junior subordinated debt	41,238	41,238
Shareholders’ equity	$210,824	$200,728
Financial Ratios:
During the period (annualized):
Return on assets	1.17%	0.00%	0.73%	0.17%
Return on equity	12.41%	0.00%	7.79%	1.80%
Net interest margin[1]	4.34%	4.63%	4.31%	4.48%
Efficiency ratio[1]	56.7%	66.2%	61.9%	63.5%
Average equity to average assets	9.45%	9.18%
At period end:
Equity to assets	8.47%	9.00%
Total capital to risk-adjusted assets	13.47%	13.82%

[1]	Fully taxable equivalent (FTE)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

As TriCo Bancshares (referred to in this report as “we”, “our” or the “Company”) has not commenced any business operations independent of Tri Counties Bank (the “Bank”), the following discussion pertains primarily to the Bank. Average balances, including such balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company. Within Management’s Discussion and Analysis of Financial Condition and Results of Operations, interest income and net interest income are generally presented on a fully tax-equivalent (FTE) basis. The presentation of interest income and net interest income on a FTE basis is a common practice within the banking industry. Interest income and net interest income are shown on a non-FTE basis in the Part I – Financial Information section of this Form 10-Q, and a reconciliation of the FTE and non-FTE presentations is provided below in the discussion of net interest income.

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

On September 23, 2011, the California Department of Financial Institutions closed Citizens Bank of Northern California (“Citizens”), Nevada City, California and appointed the FDIC as receiver. That same date, the Bank assumed the banking operations of Citizens from the FDIC under a whole bank purchase and assumption agreement without loss sharing. With this agreement, the Bank added seven traditional bank branches including two in Grass Valley, and one in each of Nevada City, Penn Valley, Lake of the Pines, Truckee, and Auburn, California. This acquisition is consistent with the Bank’s community banking expansion strategy and provides further opportunity to fill in the Bank’s market presence in the Northern California market.

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

Following is a summary of the components of fully taxable equivalent (“FTE”) net income for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Interest Income (FTE)	$22,086	$23,829	$65,706	$68,175
Provision for loan losses	(5,069)	(10,814)	(17,631)	(29,314)
Noninterest income	14,723	7,163	32,324	22,814
Noninterest expense	(20,873)	(20,524)	(60,639)	(57,735)
Provision for income taxes (FTE)	(4,397)	347	(7,719)	(1,061)

Net income	$6,470	$1	$12,041	$2,879

Net Interest Income

The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

	Three months ended		Nine month ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income	$24,472	$27,233	$73,373	$78,945
Interest expense	(2,465)	(3,497)	(7,909)	(11,097)
FTE adjustment	79	93	242	327

Net interest income (FTE)	$22,086	$23,829	$65,706	$68,175

Net interest margin (FTE)	4.34%	4.63%	4.32%	4.48%

Net interest income (FTE) during the third quarter of 2011 decreased $1,743,000 (7.3%) from the same period in 2010 to $22,086,000. The decrease in net interest income (FTE) was due to a 0.29% (twenty-nine basis points) decrease in net interest margin (FTE) to 4.34% and a $71,346,000 (4.8%) decrease in average balance of loans.

Net interest income (FTE) during the nine months ended September 30, 2011 decreased $2,469,000 (3.6%) from the same period in 2010 to $65,706,000. The decrease in net interest income (FTE) was due to a 0.16% (sixteen basis points) decrease in net interest margin (FTE) to 4.32% and a $71,395,000 (4.9%) decrease in average balance of loans.

Much of the decrease in net interest margin for the three and nine month periods ended September 30, 2011 was due to the fact that despite historically low deposit rates, the ability to deploy deposits into some interest-earning asset other than short-term low-yield interest-earning cash at the Federal Reserve Bank has been limited. This limitation is the result of weak loan demand and investment yields that have been unattractive given their interest rate risk profile.

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

	For the three months ended
	September 30, 2011			September 30, 2010
		Interest	Rates		Interest	Rates
	Average	Income/	Earned	Average	Income/	Earned
	Balance	Expense	Paid	Balance	Expense	Paid
Assets:
Loans	$1,410,151	$21,987	6.24%	$1,481,497	$24,489	6.61%
Investment securities - taxable	256,149	2,138	3.34%	262,323	2,386	3.64%
Investment securities - nontaxable	11,586	213	7.36%	13,445	251	7.47%
Cash at Federal Reserve and other banks	359,462	213	0.24%	302,843	200	0.26%

Total interest-earning assets	2,037,348	24,551	4.82%	2,060,108	27,326	5.31%

Other assets	170,452			177,562

Total assets	$2,207,800			$2,237,670

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$408,954	275	0.27%	$387,398	582	0.60%
Savings deposits	639,476	331	0.21%	563,661	573	0.41%
Time deposits	389,161	937	0.96%	555,640	1,399	1.01%
Other borrowings	60,849	610	4.01%	61,926	608	3.93%
Junior subordinated debt	41,238	312	3.03%	41,238	335	3.25%

Total interest-bearing liabilities	1,539,678	2,465	0.64%	1,609,863	3,497	0.87%

Noninterest-bearing deposits	427,808			386,978
Other liabilities	31,754			35,505
Shareholders’ equity	208,560			205,324

Total liabilities and shareholders’ equity	$2,207,800			$2,237,670

Net interest spread(1)			4.18%			4.44%
Net interest income and interest margin(2)		$22,086	4.34%		$23,829	4.63%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets.

Summary of Average Balances, Yields/Rates and Interest Differential (continued)

	For the nine months ended
	September 30, 2011			September 30, 2010
		Interest	Rates		Interest	Rates
	Average	Income/	Earned	Average	Income/	Earned
	Balance	Expense	Paid	Balance	Expense	Paid
Assets:
Loans	$1,400,212	$65,444	6.23%	$1,471,607	$70,003	6.34%
Investment securities - taxable	267,847	6,873	3.42%	268,731	7,880	3.91%
Investment securities - nontaxable	11,828	652	7.35%	15,408	881	7.62%
Cash at Federal Reserve and other banks	350,174	646	0.25%	273,985	508	0.25%

Total interest-earning assets	2,030,061	73,615	4.83%	2,029,731	79,272	5.21%

Other assets	166,605			169,968

Total assets	$2,196,666			$2,199,699

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$406,457	982	0.32%	$380,984	1,783	0.62%
Savings deposits	615,295	1,070	0.23%	542,655	1,828	0.45%
Time deposits	409,144	3,120	1.02%	553,421	4,728	1.14%
Other borrowings	59,743	1,803	4.02%	61,800	1,804	3.89%
Junior subordinated debt	41,238	934	3.02%	41,238	954	3.08%

Total interest-bearing liabilities	1,531,877	7,909	0.69%	1,580,098	11,097	0.94%

Noninterest-bearing deposits	425,754			379,142
Other liabilities	33,068			36,103
Shareholders’ equity	205,967			204,356

Total liabilities and shareholders’ equity	$2,196,666			$2,199,699

Net interest spread(1)			4.14%			4.27%
Net interest income and interest margin(2)		$65,706	4.32%		$68,175	4.48%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets.

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

	Three months ended September 30, 2011
	compared with three months
	ended September 30, 2010
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$(1,179)	$(1,323)	$(2,502)
Investment securities	(91)	(195)	(286)
Cash at Federal Reserve and other banks	37	(24)	13

Total interest-earning assets	(1,233)	(1,542)	(2,775)

Increase (decrease) in interest expense:
Interest-bearing demand deposits	32	(339)	(307)
Savings deposits	78	(320)	(242)
Time deposits	(420)	(42)	(462)
Other borrowings	(11)	13	2
Junior subordinated debt	—	(23)	(23)

Total interest-bearing liabilities	(321)	(711)	(1,032)

Increase in Net Interest Income	$(912)	$(831)	$(1,743)

	Nine months ended September 30, 2011
	compared with nine months
	ended September 30, 2010
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$(3,395)	$(1,164)	$(4,559)
Investment securities	(231)	(1,005)	(1,236)
Cash at Federal Reserve and other banks	143	(5)	138

Total interest-earning assets	(3,483)	(2,174)	(5,657)

Increase (decrease) in interest expense:
Interest-bearing demand deposits	118	(919)	(801)
Savings deposits	245	(1,003)	(758)
Time deposits	(1,234)	(374)	(1,608)
Other borrowings	(60)	59	(1)
Junior subordinated debt	—	(20)	(20)

Total interest-bearing liabilities	(931)	(2,257)	(3,188)

Increase in Net Interest Income	$(2,552)	$83	$(2,469)

Provision for Loan Losses

The Company provided $5,069,000 for loan losses during the three months ended September 30, 2011 versus $10,814,000 during the three months ended September 30, 2010. The allowance for loan losses increased $1,338,000 from $43,962,000 at June 30, 2011 to $45,300,000 at September 30, 2011. This decrease in the provision from the year-ago period is mainly due to the continued stabilization of nonperforming originated loan totals and their related charge-offs when compared to the year-ago period. Loan charge-offs, net of recoveries, were $3,731,000 during the three months ended September 30, 2011 compared to $10,474,000 during the year-ago period. The increase in the allowance for loan and lease losses during the three months ended September 30, 2011 were primarily the result of changes in the make-up of the loan portfolio and the Bank’s loss factors in reaction to losses in the construction, commercial real estate, commercial & industrial (C&I), home equity and auto indirect loan portfolios.

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

Management re-evaluates the loss ratios and assumptions of its originated and PNCI loan portfolios and makes changes as appropriate based upon, among other things, changes in loss rates experienced, collateral support for underlying loans, changes and trends in the economy, and changes in the loan mix. Management also re-evaluates expected cash flows for its PCI loan portfolio quarterly and makes changes as appropriate based upon, among other things, changes in loan repayment experience, changes in loss rates experienced, and collateral support for underlying loans.

The provision for loan losses related to originated and PNCI loans is based on management’s evaluation of inherent risks in these loan portfolios and a corresponding analysis of the allowance for loan losses. The provision for loan losses related to PCI loan portfolio is based on changes in estimated cash flows expected to be collected on PCI loans. Additional discussion on loan quality, our procedures to measure loan impairment, and the allowance for loan losses is provided under the heading Asset Quality and Non-Performing Assets below.

Noninterest Income

The following table summarizes the Company’s noninterest income for the periods indicated (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Service charges on deposit accounts	$3,769	$3,565	$10,899	$11,786
ATM and interchange fees	1,780	1,578	5,201	4,477
Other service fees	460	381	1,303	1,073
Mortgage banking service fees	375	322	1,106	945
Change in value of mortgage servicing rights	(800)	(609)	(1,022)	(1,227)

Total service charges and fees	5,584	5,237	17,487	17,054

Gain on sale of loans	598	1,090	1,818	2,252
Commissions on sale of non-deposit investment products	542	239	1,550	868
Increase in cash value of life insurance	450	426	1,350	1,278
Change in indemnification asset	(289)	(20)	1,547	(20)
Gain on sale of foreclosed assets	82	55	467	405
Legal settlement	—	—	—	400
Sale of customer checks	72	53	198	155
Lease brokerage income	43	11	171	69
Gain (loss) on disposal of fixed assets	—	—	(15)	(40)
Commission rebates	(16)	(16)	(49)	(49)
Bargain purchase gain on acquisition	7,575	—	7,575	232
Other	82	88	225	210

Total other noninterest income	9,139	1,926	14,837	5,760

Total noninterest income	$14,723	$7,163	$32,324	$22,814

Noninterest income increased $7,560,000 (105%) to $14,723,000 during the three months ended September 30, 2011 when compared to the three months ended September 30, 2010, primarily related to the bargain purchase gain on the Citizens acquisition. Service charges on deposit accounts were up $204,000 (5.7%) due to increases in most service charge fee types except consumer overdraft privilege fees which was essentially flat. ATM fees and interchange income was up $202,000 (12.8%) due to increased customer point-of-sale transactions that are the result of incentives for such usage. Overall, mortgage banking activities, which includes mortgage banking servicing fees, change in value of mortgage servicing rights, and gain on sale of loans, accounted for $173,000 of noninterest income during the three months ended September 30, 2011 compared to $803,000 during the three months ended September 30, 2010. Commissions on sale of nondeposit investment products increased $303,000 (127%) during the three months ended September 30, 2011 due to an increase in sales representatives. The change in indemnification asset of a negative $289,000 recorded during the three months ended September 30, 2011 is primarily due to a decrease in estimated loan losses from the loan portfolio and foreclosed assets acquired in the Granite acquisition on May 28, 2010, and the fact that such losses are generally “covered” at the rate of 80% by the FDIC. The actual decrease in estimated losses since June 30, 2011 is reflected in increased interest income, decreased provision for loan losses and/or decreased provision for foreclosed asset losses during the three months ended September 30, 2011. The Company recorded a bargain purchase gain of $7,575,000 related to the Citizens acquisition during the three months ended September 30, 2011.

Noninterest income increased $9,510,000 (41.7%) to $32,324,000 during the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010, primarily related to the bargain purchase gain on the Citizens acquisition. Service charges on deposit accounts were down $887,000 (7.5%) due to new overdraft regulations that became effective on July 1, 2010 and caused a decrease in non-sufficient funds fees. ATM fees and interchange income was up $724,000 (16.2%) due to increased customer point-of-sale transactions that are the result of incentives for such usage. Overall, mortgage banking activities, which includes mortgage banking servicing fees, change in value of mortgage servicing rights, and gain on sale of loans, accounted for $1,902,000 of noninterest income during the nine months ended September 30, 2011 compared to $1,970,000 during the nine months ended September 30, 2010. Commissions on sale of nondeposit investment products increased $682,000 (78.6%) during the nine months ended September 30, 2011 due to an increase in sales representatives. The change in indemnification asset of a $1,547,000 recorded during the nine months ended September 30, 2011 is primarily due to an increase in estimated loan losses from the loan portfolio and foreclosed assets acquired in the Granite acquisition on May 28, 2010, and the fact that such losses are generally “covered” at the rate of 80% by the FDIC. The actual increase in estimated losses since December 31, 2010 is reflected in decreased interest income, increased provision for loan losses and/or increased provision for foreclosed asset losses over the nine months ended September 30, 2011. The Company recorded a bargain purchase gain of $7,575,000 related to the Citizens acquisition during the nine months ended September 30, 2011, and a bargain purchase gain of $232,000 related to the Granite acquisition during the nine months ended September 30, 2010.

Noninterest Expense

The following table summarizes the Company’s other noninterest expense for the periods indicated (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Base salaries, net of deferred loan origination costs	$7,480	$7,131	$21,682	$21,095
Incentive compensation	1,848	294	3,547	1,366
Benefits and other compensation costs	2,602	2,473	8,209	7,572

Total salaries and benefits expense	11,930	9,898	33,438	30,033

Occupancy	1,521	1,524	4,383	4,260
Equipment	949	990	2,750	3,024
Data processing and software	940	942	2,748	2,278
ATM network charges	425	472	1,414	1,376
Telecommunications	382	487	1,308	1,361
Postage	163	262	598	820
Courier service	222	207	651	605
Advertising	607	490	1,778	1,638
Assessments	517	824	1,902	2,420
Operational losses	166	105	393	292
Professional fees	462	662	1,322	2,082
Foreclosed assets expense	215	97	497	360
Provision for foreclosed asset losses	306	1,130	1,393	1,185
Change in reserve for unfunded commitments	—	—	—	(800)
Intangible amortization	20	85	125	222
Other	2,048	2,349	5,939	6,579

Total other noninterest expense	8,943	10,626	27,201	27,702

Total noninterest expense	$20,873	$20,524	$60,639	$57,735

Average full time equivalent staff	669	668	671	658
Noninterest expense to revenue (FTE)	56.7%	66.2%	61.9%	63.5%

Salary and benefit expenses increased $2,032,000 (20.5%) to $11,930,000 during the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Base salaries increased $349,000 (4.9%) to $7,480,000 during the three months ended September 30, 2011. The increase in base salaries was mainly due to annual merit increases and $118,000 of salaries expense from the operations of Citizens from September 23, 2011 to September 30, 2011. Incentive and commission related salary expenses increased $1,554,000 (529%) to $1,848,000 during three months ended September 30, 2011 due to increases in production related incentives and incentives tied to net income. Benefits expense, including retirement, medical and workers’ compensation insurance, and taxes, increased $129,000 (5.2%) to $2,602,000 during the three months ended September 30, 2011 primarily due to increases in supplemental retirement plan expenses.

Other noninterest expenses decreased $1,683,000 (15.8%) to $8,943,000 during the three months ended September 30, 2011 when compared to the three months ended September 30, 2010. Changes in the various categories of other noninterest expense are reflected in the table above. The changes are indicative of the economic environment which has led to increases, or fluctuations, in professional loan collection expenses, provision for foreclosed asset losses, and foreclosed asset expenses.

Salary and benefit expenses increased $3,405,000 (11.3%) to $33,438,000 during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Base salaries increased $587,000 (2.8%) to $21,682,000 during the nine months ended September 30, 2011. The increase in base salaries was mainly due to annual merit increases and $118,000 of salaries expense from the operations of Citizens from September 23, 2011 to September 30, 2011. Incentive and commission related salary expenses increased $2,181,000 (160%) to $3,547,000 during nine months ended September 30, 2011 due primarily to increases in production related incentives and incentives tied to net income. Benefits expense, including retirement, medical and workers’ compensation insurance, and taxes, increased $637,000 (8.4%) to $8,209,000 during the nine months ended September 30, 2011 primarily due to increases in stock option vesting, supplemental retirement plan expenses, and employer taxes related to option exercises.

Other noninterest expenses decreased $501,000 (1.8%) to $27,201,000 during the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010. Changes in the various categories of other noninterest expense are reflected in the table above. The changes are indicative of the economic environment which has led to increases, or fluctuations, in professional loan collection expenses, provision for foreclosed asset losses, and foreclosed asset expenses.

Income Taxes

The effective tax rate on income was 40.0% for the three months ended September 30, 2011. During the three months ended September 30, 2011, the effective tax rate was greater than the federal statutory tax rate of 35.0% due to state tax expense of $1,133,000, tax-exempt income of $131,000 from investment securities, and $450,000 from increase in cash value of life insurance. During the three months ended September 30, 2010, the Company recorded a net loss before taxes of $439,000 and a tax benefit of $440,000 resulting in net income of $1,000 for the three months ended September 30, 2010. The tax benefit of $440,000 represents 100.2% of the net loss before taxes. During the three months ended September 30, 2010, the Company recorded a state tax benefit of $136,000, tax-exempt income of $154,000 from investment securities, and $426,000 from increase in cash value of life insurance.

The effective tax rate on income was 38.3% and 20.3% for the nine months ended September 30, 2011 and 2010, respectively. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $1,898,000 and $123,000, respectively, in these periods. Tax-exempt income of $402,000 and $540,000, respectively, from investment securities, and $1,350,000 and $1,278,000, respectively, from increase in cash value of life insurance in these periods, along with a relatively low level of net income before taxes during the nine month ended September 30, 2010, helped to reduce the effective tax rate during these periods.

Financial Condition

Investment Securities

Investment securities available for sale decreased $19,971,000 to $257,300,000 as of September 30, 2011, as compared to $277,271,000 at December 31, 2010. This decrease is attributable to proceeds from maturities of $57,479,000 and amortization of net purchase price premiums of $1,025,000 that were partially offset by purchases of $25,456,000, the acquisition of $9,353,000 thru the acquisition of Citizens, and an increase in the fair value of investment securities available for sale of $3,724,000.

The following table presents the available for sale investment securities portfolio by major type as of the dates indicated:

	September 30, 2011		December 31, 2010
(dollars in thousands)	Fair Value	%	Fair Value	%
Securities Available-for-Sale:
Obligations of U.S. government corporations and agencies	$243,935	94.8%	$264,181	95.3%
Obligations of states and political subdivisions	11,536	4.5%	12,541	4.5%
Corporate debt securities	1,829	0.7%	549	0.2%

Total securities available-for-sale	$257,300	100.0%	$277,271	100.0%

Additional information about the investment portfolio is provided in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Restricted Equity Securities

Restricted equity securities were $11,124,000 at September 30, 2011 and $9,133,000 at December 31, 2010. The increase is mainly due to $1,926,000 of FHLB stock obtained in the Citizens acquisition. The entire balance of restricted equity securities at September 30, 2011 and December 31, 2010 represent the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”).

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

The following table shows the Company’s loan balances, including net deferred loan costs, as of the dates indicated:

(in thousands)	September 30, 2011	December 31, 2010
Real estate mortgage	$967,331	$835,471
Consumer	409,465	395,771
Commercial	151,882	143,413
Real estate construction	46,949	44,916

Total loans	$1,575,627	$1,419,571

The following table shows the Company’s loan balances, including net deferred loan costs, as a percentage of total loans for the periods indicated:

	September 30, 2011	December 31, 2010
Real estate mortgage	61.4%	58.8%
Consumer	26.0%	27.9%
Commercial	9.6%	10.1%
Real estate construction	3.0%	3.2%

Total loans	100.0%	100.0%

At September 30, 2011 loans, including net deferred loan costs, totaled $1,575,627,000 which was an 11.0% ($156,056,000) increase over the balances at December 31, 2010. During the three months ended September 30, 2011, loans, including net deferred loan costs, increased $179,545,000, and was primarily due to $167,484,000 of loans from the Citizens acquisition on September 23, 2011, and the purchase of $12,352,000 of residential real estate loans in September 2011.

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

Acquired loans that are not PCI loans are referred to as purchased not credit impaired (PNCI) loans. PNCI loans are accounted for under FASB ASC Topic 310-20, Receivables – Nonrefundable Fees and Other Costs, in which interest income is accrued on a level-yield basis for performing loans. For income recognition purposes, this method assumes that all contractual cash flows will be collected, and no allowance for loan losses is established at the time of acquisition. Post-acquisition date, an allowance for loan losses may need to be established for acquired loans through a provision charged to earnings for credit losses incurred subsequent to acquisition. Under ASC 310-20, the loss would be measured based on the shortfall in relation to the contractual note requirements.

Loans are also categorized as “covered” or “noncovered”. Covered loans refer to loans covered by a FDIC loss sharing agreement. Noncovered loans refer to loans not covered by a FDIC loss sharing agreement.

Originated loans and PNCI loans are reviewed on an individual basis for reclassification to nonaccrual status when any one of the following occurs: the loan becomes 90 days past due as to interest or principal, the full and timely collection of additional interest or principal becomes uncertain, the loan is classified as doubtful by internal credit review or bank regulatory agencies, a portion of the principal balance has been charged off, or the Company takes possession of the collateral. Loans that are placed on nonaccrual even though the borrowers continue to repay the loans as scheduled are classified as “performing nonaccrual” and are included in total nonperforming loans. The reclassification of loans as nonaccrual does not necessarily reflect Management’s judgment as to whether they are collectible.

Interest income on originated nonaccrual loans that would have been recognized during the three months ended September 30, 2011 and 2010, if all such loans had been current in accordance with their original terms, totaled $1,711,000 and $2,376,000, respectively. Interest income actually recognized on these originated loans during the three months ended September 30, 2011 and 2010 was $315,000 and $1,145,000, respectively. During the three months ended September 30, 2011, the Company had no nonaccrual PNCI loans. During the three months ended September 30, 2010, the Company had no PNCI loans.

Interest income on originated nonaccrual loans that would have been recognized during the nine months ended September 30, 2011 and 2010, if all such loans had been current in accordance with their original terms, totaled $5,015,000 and $5,917,000, respectively. Interest income actually recognized on these originated loans during the nine months ended September 30, 2011 and 2010 was $871,000 and $1,761,000, respectively. During the nine months ended September 30, 2011, the Company had no nonaccrual PNCI loans. During the nine months ended September 30, 2010, the Company had no PNCI loans.

The Company’s policy is to place originated loans and PNCI loans 90 days or more past due on nonaccrual status. In some instances when an originated loan is 90 days past due Management does not place it on nonaccrual status because the loan is well secured and in the process of collection. A loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 30 days. Loans where the collateral has been repossessed are classified as foreclosed assets.

Management considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans. Alternatives that are considered are foreclosure, collecting on guarantees, restructuring the loan or collection lawsuits.

The following tables set forth the amount of the Bank’s nonperforming assets as of the dates indicated. For purposes of the following table, “PCI – other” loans that are ninety days past and still accruing are not considered nonperforming loans:

	September 30, 2011				December 31, 2010
(in thousands)	Originated	PNCI	PCI	Total	Originated	PCI	Total
Performing nonaccrual loans	$49,395	—	$10,225	$59,620	$36,518	—	$36,518
Nonperforming nonaccrual loans	24,929	—	518	25,447	39,224	—	39,224

Total nonaccrual loans	74,324	—	10,743	85,067	75,742	—	75,742
Ninety days past due and still accruing loans	—	—	—	—	245	—	245

Total nonperforming loans	74,324	—	10,743	85,067	75,987	—	75,987
Noncovered foreclosed assets	6,179	—	8,218	14,397	5,000	—	5,000
Covered foreclosed assets	—	—	3,473	3,473	—	4,913	4,913

Total nonperforming assets	$80,503	—	$22,434	$102,937	$80,987	$4,913	$85,900

Total loans, principal balance owed, net of charge-offs	$1,351,643	$157,011	$128,414	$1,637,068	$1,366,113	$64,349	$1,430,462
Unamortized net deferred loan fees	(2,162)	—	—	(2,162)	(1,777)	—	(1,777)
Discounts to principal balance of loans owed, net of charge-offs	—	(20,364)	(38,915)	(59,279)	—	(9,114)	(9,114)

Total loans, net of unamortized deferred fees	$1,349,481	$136,647	$89,499	$1,575,627	$1,364,336	$55,235	$1,419,571

Allowance for loan loss	$(42,311)	—	$(2,989)	$(45,300)	$(40,963)	$(1,608)	$(42,571)

Noncovered loans	$1,349,481	$136,647	$41,690	$1,527,818	$1,364,336	—	$1,364,336
Covered loans	—	—	$47,809	$47,809	—	55,235	55,235
U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$3,287	—	—	$3,287	$3,937	—	$3,937
Indemnified portion of covered foreclosed assets	—	—	$2,778	$2,778	—	$3,930	$3,930
PCI-other loans ninety days past due and still accruing	—	—	$8,242	$8,242	—	$3,553	$3,553
Nonperforming loans to loans	5.51%	—	12.00%	5.40%	5.57%	—	5.35%
Allowance for loan losses to nonperforming loans	3.14%	—	3.34%	2.88%	3.00%	2.91%	3.00%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	3.29%	12.97%	32.63%	6.52%	3.13%	16.66%	3.74%

The following tables and narrative describe the activity in the balance of nonperforming assets for the periods indicated:

(dollars in thousands):	Balance at June 30, 2011	New NPA	Advances/ Capitalized Costs	Pay- downs /Sales	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at September 30, 2011
Real estate mortgage:
Residential	$10,624	$179	—	($1,524)	($170)	($662)	—	$8,447
Commercial	42,832	5,155	9	(2,594)	(1,176)	—	—	44,226
Consumer
Home equity lines	7,363	11,309	12	(556)	(1,861)	(572)	—	15,695
Home equity loans	426	376	—	(24)	(287)	—	—	491
Auto indirect	863	168	1	(191)	(105)	—	—	736
Other consumer	93	54	—	(17)	(26)	—	—	104
Commercial	4,180	4,700	136	(347)	(449)	—	—	8,220
Construction:
Residential	6,250	58	—	(49)	—	(133)	—	6,126
Commercial	1,089	—	—	(11)	(56)	—	—	1,022

Total nonperforming loans	73,720	21,999	158	(5,313)	(4,130)	(1,367)	—	85,067
Noncovered foreclosed assets	5,864	8,413	—	(941)	(306)	1,367	—	14,397
Covered foreclosed assets	3,473	—	—	—	—	—	—	3,473

Total nonperforming assets	$83,057	$30,412	$158	($6,254)	($4,436)	—	—	$102,937

Nonperforming assets increased during the third quarter of 2011 by $19,880,000 (23.9%) to $102,937,000 at September 30, 2011 compared to $83,057,000 at June 30, 2011. The increase in nonperforming assets during the third quarter of 2011 was primarily the result of new nonperforming loans of $21,999,000 including $10,761,000 of PCI – cash basis loans from the Citizens acquisition, new foreclosed assets of $8,413,000 also from the Citizens acquisition, advances on existing nonperforming loans and capitalized costs on foreclosed assets of $158,000, less pay-downs or upgrades of nonperforming loans to performing status totaling $5,313,000, less dispositions of foreclosed assets totaling $941,000, less loan charge-offs of $4,130,000, and less write-downs of foreclosed assets of $306,000.

The $21,999,000 in new nonperforming loans during the third quarter of 2011 was comprised of increases of $179,000 on two residential real estate loans, $5,155,000 on 11 commercial real estate loans, $2,710,000 on 40 home equity lines and loans, $8,975,000 on 235 home equity lines of credit from the Citizens acquisition, $168,000 on 30 indirect auto loans, $54,000 on 21 consumer loans, $3,005,000 on 23 C&I loans, $1,695,000 on 36 C&I revolving lines of credit from the Citizens acquisition, and $58,000 on a single residential construction loan.

The $5,155,000 in new nonperforming commercial real estate loans was primarily made up of two loans in the amount of $277,000 secured by a commercial warehouse in northern California, three loans in the amount of $431,000 secured by a single family residences in northern California, two loans in the amount of $655,000 secured by a mixed use commercial property in northern California, a single loan in the amount of $723,000 secured by mixed use commercial property in central California, and a single loan in the amount of $3,009,000 secured by a commercial mini storage facility in central California. Related charge-offs are discussed below.

The $4,700,000 in new nonperforming C&I loans was primarily made up of two loans in the amount of $2,350,000 secured by dairy livestock in central California as well as the acquired revolving lines of credit discussed above. Related charge-offs are discussed below.

Loan charge-offs during the three months ended September 30, 2011

In the third quarter of 2011, the Company recorded $4,130,000 in loan charge-offs and $298,000 in deposit overdraft charge-offs less $517,000 in loan recoveries and $180,000 in deposit overdraft recoveries resulting in $3,731,000 of net charge-offs. Primary causes of the loan charges taken in the third quarter of 2011 were gross charge-offs of $170,000 on six residential real estate loans, $1,176,000 on five commercial real estate loans, $2,148,000 on 48 home equity lines and loans, $105,000 on 23 indirect auto loans, $26,000 on 20 other consumer loans, $449,000 on 19 C&I loans, and $56,000 on a single commercial construction loan.

The $1,176,000 in charge-offs the bank took in its commercial real estate portfolio was primarily the result of a $825,000 charge on a loan secured by mixed use commercial property in northern California. The remaining $351,000 was spread over four loans spread throughout the Company’s footprint.

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

(dollars in thousands):	Balance at March 31, 2011	New NPA	Advances/ Capitalized Costs	Pay- downs /Sales	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at June 30, 2011
Real estate mortgage:
Residential	$12,148	$416	$9	($831)	($321)	($797)	—	$10,624
Commercial	35,834	10,659	1	(1,680)	(1,621)	(361)	—	42,832
Consumer
Home equity lines	9,033	1,615	466	(486)	(1,928)	(1,337)	—	7,363
Home equity loans	717	41	57	(41)	(264)	(84)	—	426
Auto indirect	1,058	133	—	(228)	(100)	—	—	863
Other consumer	78	47	1	(12)	(21)	—	—	93
Commercial	4,330	909	—	(857)	(202)	—	—	4,180
Construction:
Residential	6,653	205	29	(73)	(395)	(169)	—	6,250
Commercial	1,202	—	—	(18)	(95)	—	—	1,089

Total nonperforming loans	71,053	14,025	563	(4,226)	(4,947)	(2,748)	—	73,720
Noncovered foreclosed assets	4,472	—	—	(931)	(425)	2,748	—	5,864
Covered foreclosed assets	4,511	—	—	(825)	(213)	—	—	3,473

Total nonperforming assets	$80,036	$14,025	$563	($5,982)	($5,585)	—	—	$83,057

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

The $14,025,000 in new nonperforming loans during the second quarter of 2011 was comprised of increases of $416,000 on three residential real estate loans, $10,659,000 on 11 commercial real estate loans, $1,656,000 on 13 home equity lines and loans, $133,000 on 32 indirect auto loans, $47,000 on 16 consumer loans, $909,000 on 10 C&I loans, and $205,000 on a single residential construction loan.

The $10,659,000 in new nonperforming commercial real estate loans was primarily made up of two loans in the amount of $664,000 secured by a commercial warehouse in northern California, two loans in the amount of $1,541,000 secured by commercial retail buildings in northern California, one loan in the amount of $1,859,000 secured by a commercial manufacturing facility in northern California, one loan in the amount of $3,145,000 secured by mixed use commercial property in northern California, a single loan in the amount of $2,665,000 secured by multi-family residential property in central California, and two loans in the amount of $716,000 secured by a commercial manufacturing facility in central California. Related charge-offs are discussed below.

The $909,000 in new nonperforming C&I loans was primarily made up of a single loan in the amount of $675,000 secured by accounts receivable, inventory and equipment in northern California. Related charge-offs are discussed below.

Loan charge-offs during the three months ended June 30, 2011

In the second quarter of 2011, the Company recorded $4,947,000 in loan charge-offs and $283,000 in deposit overdraft charge-offs less $407,000 in recoveries resulting in $4,823,000 of net charge-offs. Primary causes of the loan charges taken in the second quarter of 2011 were gross charge-offs of $321,000 on 11 residential real estate loans, $1,621,000 on five commercial real estate loans, $2,192,000 on 51 home equity lines and loans, $100,000 on 43 indirect auto loans, $21,000 on other consumer loans, $202,000 on six C&I loans, $395,000 on two residential construction loans and $95,000 on a single commercial construction loan.

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

Activity in the balance of nonperforming assets for the periods indicated (continued):

	Balance at		Advances/	Pay-		Transfers to		Balance at
	December 31,	New	Capitalized	downs/	Charge-offs/	Foreclosed	Category	March 31,
(dollars in thousands):	2010	NPA	Costs	Sales	Write-downs	Assets	Changes	2011
Real estate mortgage:
Residential	$11,771	$1,816	$62	($376)	($1,125)	—	—	$12,148
Commercial	38,925	443	—	(2,275)	(368)	(911)	20	35,834
Consumer
Home equity lines	10,604	2,654	581	(623)	(3,601)	(582)	—	9,033
Home equity loans	701	23	—	(7)	—	—	—	717
Auto indirect	1,296	173	1	(277)	(135)	—	—	1,058
Other consumer	83	237	—	(13)	(229)	—	—	78
Commercial	4,618	1,802	—	(514)	(1,556)	—	(20)	4,330
Construction:
Residential	7,117	—	12	(124)	(35)	(30)	(287)	6,653
Commercial	872	479	—	(436)	—	—	287	1,202

Total nonperforming loans	75,987	7,627	656	(4,645)	(7,049)	(1,523)	—	71,053
Noncovered foreclosed assets	5,000	—	—	(1,983)	(68)	1,523	—	4,472
Covered foreclosed assets	4,913	—	—	(21)	(381)	—	—	4,511

Total nonperforming assets	$85,900	$7,627	656	($6,649)	($7,498)	—	—	$80,036

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

The primary causes of the $7,627,000 in new nonperforming loans during the first quarter of 2011 were increases of $1,816,000 on seven residential real estate loans, $443,000 on five commercial real estate loans, $2,677,000 on 42 home equity lines and loans, $173,000 on 36 indirect auto loans, $237,000 on 18 consumer loans, $1,802,000 on 35 C&I loans, and $479,000 on a single commercial construction loan.

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

Allowance for Loan Losses

The Company’s allowance for loan losses is comprised of allowances for originated, PNCI and PCI loans. All such allowances are established through a provision for loan losses charged to expense.

Originated and PNCI loans, and deposit related overdrafts are charged against the allowance for originated loan losses when Management believes that the collectability of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. The allowances for originated and PNCI loan losses are amounts that Management believes will be adequate to absorb probable losses inherent in existing originated loans and leases, based on evaluations of the collectability, impairment and prior loss experience of those loans and leases. The evaluations take into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. The Company defines an originated or PNCI loan as impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired originated and PNCI loans are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

In situations related to originated and PNCI loans where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession for other than an insignificant period of time to the borrower that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR). The Company strives to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where the Company grants the borrower new terms that provide for a reduction of either interest or principal, the Company measures any impairment on the restructuring as noted above for impaired loans. TDR loans are classified as impaired until they are fully paid off or charged off. Loans that are in nonaccrual status at the time they become TDR loans, remain in nonaccrual status until the borrower demonstrates a sustained period of performance which the Company generally believes to be six consecutive months of payments, or equivalent. Otherwise, TDR loans are subject to the same nonaccrual and charge-off policies as noted above with respect to their restructured principal balance.

Credit risk is inherent in the business of lending. As a result, the Company maintains an allowance for loan losses to absorb losses inherent in the Company’s originated and PNCI loan portfolios. These are maintained through periodic charges to earnings. These charges are included in the Consolidated Income Statements as provision for loan losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance. However, for a variety of reasons, not all losses are immediately known to the Company and, of those that are known, the full extent of the loss may not be quantifiable at that point in time. The balance of the Company’s allowances for originated and PNCI loan losses are meant to be an estimate of these unknown but probable losses inherent in these portfolios.

The Company formally assesses the adequacy of the allowance for originated and PNCI loan losses on a quarterly basis. Determination of the adequacy is based on ongoing assessments of the probable risk in the outstanding originated and PNCI loan portfolios, and to a lesser extent the Company’s originated and PNCI loan commitments. These assessments include the periodic re-grading of credits based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment, growth of the portfolio as a whole or by segment, and other factors as warranted. Loans are initially graded when originated or acquired. They are re-graded as they are renewed, when there is a new loan to the same borrower, when identified facts demonstrate heightened risk of nonpayment, or if they become delinquent. Re-grading of larger problem loans occurs at least quarterly. Confirmation of the quality of the grading process is obtained by independent credit reviews conducted by consultants specifically hired for this purpose and by various bank regulatory agencies.

The Company’s method for assessing the appropriateness of the allowance for originated and PNCI loan losses includes specific allowances for impaired loans and leases, formula allowance factors for pools of credits, and allowances for changing environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowance factors for loan pools are based on historical loss experience by product type. Allowances for impaired loans are based on analysis of individual credits. Allowances for changing environmental factors are Management’s best estimate of the probable impact these changes have had on the originated or PNCI loan portfolio as a whole. The allowances for originated and PNCI loans are included in the allowance for loan losses.

As noted above, the allowances for originated and PNCI loan losses consists of a specific allowance, a formula allowance, and an allowance for environmental factors. The first component, the specific allowance, results from the analysis of identified credits that meet management’s criteria for specific evaluation. These loans are reviewed individually to determine if such loans are considered impaired. Impaired loans are those where management has concluded that it is probable that the borrower will be unable to pay all amounts due under the contractual terms. Impaired loans are specifically reviewed and evaluated individually by management for loss potential by evaluating sources of repayment, including collateral as applicable, and a specified allowance for loan losses is established where necessary.

The second component of the allowance for originated and PNCI loan losses, the formula allowance, is an estimate of the probable losses that have occurred across the major loan categories in the Company’s originated and PNCI loan portfolios. This analysis is based on loan grades by pool and the loss history of these pools. This analysis covers the Company’s entire originated and PNCI loan portfolios including unused commitments but excludes any loans that were analyzed individually and assigned a specific allowance as discussed above. The total amount allocated for this component is determined by applying loss estimation factors to outstanding loans and loan commitments. The loss factors are based primarily on the Company’s historical loss experience tracked over a five-year period and adjusted as appropriate for the input of current trends and events. Because historical loss experience varies for the different categories of originated loans, the loss factors applied to each category also differ. In addition, there is a greater chance that the Company has suffered a loss from a loan that was graded less than satisfactory than if the loan was last graded satisfactory. Therefore, for any given category, a larger loss estimation factor is applied to less than satisfactory loans than to those that the Company last graded as satisfactory. The resulting formula allowance is the sum of the allocations determined in this manner.

The third component of the allowances for originated and PNCI loan losses, the environmental factor allowance, is a component that is not allocated to specific loans or groups of loans, but rather is intended to absorb losses that may not be provided for by the other components.

There are several primary reasons that the other components discussed above might not be sufficient to absorb the losses present in the originated and PNCI loan portfolios, and the environmental factor allowance is used to provide for the losses that have occurred because of them.

The first reason is that there are limitations to any credit risk grading process. The volume of originated and PNCI loans makes it impractical to re-grade every loan every quarter. Therefore, it is possible that some currently performing originated or PNCI loans not recently graded will not be as strong as their last grading and an insufficient portion of the allowance will have been allocated to them. Grading and loan review often must be done without knowing whether all relevant facts are at hand. Troubled borrowers may deliberately or inadvertently omit important information from reports or conversations with lending officers regarding their financial condition and the diminished strength of repayment sources.

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

Specifically, in assessing how much environmental factor allowance needed to be provided at September 30, 2011, management considered the following:

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

Each of these considerations was assigned a factor and applied to a portion or the entire originated and PNCI loan portfolios. Since these factors are not derived from experience and are applied to large non-homogeneous groups of loans, they are available for use across the portfolio as a whole.

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

The Components of the Allowance for Loan Losses

The following table sets forth the Bank’s allowance for loan losses as of the dates indicated (dollars in thousands):

	September 30,	December 31,
	2011	2010
Allowance for originated loan losses:
Specific allowance	$5,082	$6,945
Formula allowance	33,040	31,070
Environmental factors allowance	4,189	2,948

Allowance for originated loan losses	42,311	40,963
Allowance for PCI loan losses	2,989	1,608

Allowance for loan losses	$45,300	$42,571

Allowance for loan losses to loans	2.87%	3.00%

Based on the current conditions of the loan portfolio, management believes that the $45,300,000 allowance for loan losses at September 30, 2011 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for loan losses between loan types as of the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2011	2010
Real estate mortgage	$16,043	$15,707
Consumer	19,233	17,779
Commercial	7,018	5,991
Real estate construction	3,006	3,094

Total allowance for loan losses	$45,300	$42,571

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total allowance for loan losses as of the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2011	2010
Real estate mortgage	35.4%	36.9%
Consumer	42.5%	41.8%
Commercial	15.5%	14.1%
Real estate construction	6.6%	7.2%

Total allowance for loan losses	100.0%	100.0%

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (dollars in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
	2011	2010	2011	2010
Allowance for loan losses:
Balance at beginning of period	$43,962	$38,430	$42,571	$35,473
Provision for loan losses	5,069	10,814	17,631	29,314
Loans charged off:
Real estate mortgage:
Residential	(170)	(199)	(1,616)	(947)
Commercial	(1,176)	(3,899)	(3,165)	(7,963)
Consumer:
Home equity lines	(1,860)	(2,642)	(7,389)	(7,979)
Home equity loans	(287)	(368)	(551)	(1,079)
Auto indirect	(105)	(298)	(340)	(1,161)
Other consumer	(325)	(455)	(858)	(1,338)
Commercial	(449)	(1,759)	(2,207)	(2,820)
Construction:
Residential	—	(1,489)	(430)	(4,308)
Commercial	(56)	(54)	(151)	(93)

Total loans charged off	(4,428)	(11,163)	(16,707)	(27,688)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	9	2	121	2
Commercial	24	45	90	100
Consumer:
Home equity lines	210	43	457	111
Home equity loans	29	8	31	15
Auto indirect	76	117	259	444
Other consumer	266	218	640	602
Commercial	80	53	142	170
Construction:
Residential	3	203	25	227
Commercial	—	—	40	—

Total recoveries of previously charged off loans	697	689	1,805	1,671

Net charge-offs	(3,731)	(10,474)	(14,902)	(26,017)

Balance at end of period	$45,300	$38,770	$45,300	$38,770

Reserve for unfunded commitments:
Balance at beginning of period	$2,640	$2,840	$2,640	$3,640
Provision for losses – unfunded commitments	—	—	—	(800)

Balance at end of period	$2,640	$2,840	$2,640	$2,840

	Three months		Nine months
	ended September 30,		ended September 30,
	2011	2010	2011	2010
Balance at end of period:
Allowance for loan losses	$45,300	$38,770	$45,300	$38,770
Reserve for unfunded commitments	2,640	2,840	2,640	2,840

Allowance for loan losses and Reserve for unfunded commitments	$47,940	$41,610	$47,940	$41,610

As a percentage of total loans at end of period:
Allowance for loan losses	2.87%	2.67%	2.87%	2.67%
Reserve for unfunded commitments	0.17%	0.20%	0.17%	0.20%

Allowance for loan losses and Reserve for unfunded commitments	3.04%	2.87%	3.04%	2.87%

Average total loans	$1,410,151	$1,481,497	$1,400,212	$1,471,607
Ratios (annualized):
Net charge-offs during period to average loans outstanding during period	1.06%	2.83%	1.42%	2.36%
Provision for loan losses to average loans outstanding	1.44%	2.92%	1.68%	2.66%

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the periods indicated (dollars in thousands):

(dollars in thousands):	Balance at June 30, 2011	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at September 30, 2011
Noncovered:
Land & Construction	$1,744	$4,028	—	$(195)	$(71)	$133	—	$5,639
Residential real estate	2,863	442	—	(679)	(197)	1,234	—	3,663
Commercial real estate	1,257	3,943	—	(67)	(38)	—	—	5,095

Total noncovered	5,864	8,413	—	(941)	(306)	1,367	—	14,397

Covered:
Land & Construction	2,208	—	—	—	—	—	—	2,208
Residential real estate	180	—	—	—	—	—	—	180
Commercial real estate	1,085	—	—	—	—	—	—	1,085

Total covered	3,473	—	—	—	—	—	—	3,473

Total foreclosed assets	$9,337	$8,413	—	$(941)	$(306)	$1,367	—	$17,870

(dollars in thousands):	Balance at March 31, 2011	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at June 30, 2011
Noncovered:
Land & Construction	$1,978	—	—	—	$(403)	$169	—	$1,744
Residential real estate	1,366	—	—	$(700)	(22)	2,219	—	2,863
Commercial real estate	1,128	—	—	(231)	—	360	—	1,257

Total noncovered	4,472	—	—	(931)	(425)	2,748	—	5,864

Covered:
Land & Construction	2,957	—	—	(605)	(144)	—	—	2,208
Residential real estate	186	—	—	—	(6)	—	—	180
Commercial real estate	1,368	—	—	(220)	(63)	—	—	1,085

Total covered	4,511	—	—	(825)	(213)	—	—	3,473

Total foreclosed assets	$8,983	—	—	$(1,756)	$(638)	$2,748	—	$9,337

(dollars in thousands):	Balance at December 31, 2010	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at March 31, 2011
Noncovered:
Land & Construction	$2,211	—	—	$(263)	—	$30	—	$1,978
Residential real estate	2,449	—	—	(1,613)	$(51)	581	—	1,366
Commercial real estate	340	—	—	(107)	(17)	912	—	1,128

Total non covered	5,000	—	—	(1,983)	(68)	1,523	—	4,472

Covered:
Land & Construction	3,016	—	—	—	(59)	—	—	2,957
Residential real estate	186	—	—	—	—	—	—	186
Commercial real estate	1,711	—	—	(21)	(322)	—	—	1,368

Total covered	4,913	—	—	(21)	(381)	—	—	4,511

Total foreclosed assets	$9,913	—	—	$(2,004)	$(449)	$1,523	—	$8,983

Intangible Assets

Intangible assets were comprised of the following as of the dates indicated:

(dollars in thousands)	September 30, 2011	December 31, 2010
Core-deposit intangible	$1,353	$580
Goodwill	15,519	15,519

Total intangible assets	$16,872	$16,099

The core-deposit intangible assets resulted from the Bank’s 2011 acquisition of Citizens, the 2010 acquisition of Granite and the 2003 acquisition of North State National Bank. The goodwill intangible asset resulted from the North State National Bank acquisition. Amortization of core deposit intangible assets amounting to $20,000 and $85,000 was recorded in noninterest expense during the three months ended September 30, 2011 and 2010, respectively. Amortization of core deposit intangible assets amounting to $125,000 and $222,000 was recorded in noninterest expense during the nine months ended September 30, 2011 and 2010, respectively.

Deposits

Deposits at September 30, 2011 increased $268,050,000 (14.5%) over 2010 year-end balances to $2,120,223,000. This increase included $239,899,000 of deposits obtained in the Citizens acquisition on September 23, 2011. Included in the September 30, 2011 and December 31, 2010 certificate of deposit balances is $5,000,000 from the State of California. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally favorable to other wholesale funding sources available to the Bank. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report. See Note 13 to the consolidated financial statements at Item 1 of this report for information about the Company’s deposits.

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

The Company adopted and announced a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. During the nine months ended September 30, 2011, the Company did not repurchase any shares under this plan. This plan has no stated expiration date for the repurchases. As of September 30, 2011, the Company had repurchased 166,600 shares under this plan, which left 333,400 shares available for repurchase under the plan. Shares that are repurchased in accordance with the provisions of a Company stock option plan or equity compensation plan are not counted against the number of shares repurchased under the repurchase plan adopted on August 21, 2007.

The Company’s primary capital resource is shareholders’ equity, which was $210,824,000 at September 30, 2011. This amount represents an increase of $10,427,000 from December 31, 2010, the net result of comprehensive income for the period of $14,199,000, the effect of stock option vesting of $553,000, the effect of stock options exercised of $2,428,000 and the related tax benefit of $296,000 that were partially offset by dividends paid of $4,304,000 and the repurchase of shares tendered to exercise options and pay related taxes of $2,745,000. The Company’s ratio of equity to total assets was 8.47% and 9.15% as of September 30, 2011 and December 31, 2010, respectively.

The following summarizes the Company’s ratios of capital to risk-adjusted assets as of the dates indicated:

	As of September 30, 2011	As December 31, 2010	Minimum Regulatory Requirement
Tier I Capital	12.21%	12.93%	4.00%
Total Capital	13.47%	14.20%	8.00%
Leverage ratio	10.48%	10.03%	4.00%

See Note 19 to the consolidated financial statements at Item 1 of this report for information about the Company’s capital resources.

Liquidity

The Bank’s principal source of asset liquidity is cash at Federal Reserve and other banks and marketable investment securities available for sale. At September 30, 2011, cash at Federal Reserve and other banks and investment securities available for sale totaled $779,936,000, representing an increase of $131,599,000 (20.3%) from December 31, 2010, and includes $80,706,000 obatined in the Citizens acquisition on September 23, 2011. In addition, the Company generates additional liquidity from its operating activities. Excluding the effect of the $7,575,000 bargain purchase gain from the Citizens acquisition, the Company’s profitability during the first nine months of 2011 generated cash flows from operations of $30,242,000 compared to $34,516,000 during the first nine months of 2010. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks. Maturities of investment securities produced cash inflows of $57,479,000 during the nine months ended September 30, 2011 compared to $67,310,000 for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, the Company invested $25,456,000 in securities and $9,112,000 in net loan principal reductions, compared to $101,255,000 invested in securities and received $75,117,000 from net loan principal reductions, respectively, during the first nine months of 2010. Excluding the $80,706,000 obtained in the Citizens acquisition on September 23, 2011 and the $18,764,000 obatined in the Granite acquisition on May 28, 2010, these changes in investment and loan balances contributed to net cash provided by investing activities of $25,510,000 during the nine months ended September 30, 2011, compared to net cash provided by investing activities of $42,527,000 during the nine months ended September 30, 2010. Financing activities provided net cash of $22,687,000 during the nine months ended September 30, 2011, compared to net cash used by financing activities of $44,205,000 during the nine months ended September 30, 2010. Deposit balance increases accounted for $28,151,000 of financing source of funds during the nine months ended September 30, 2011, compared to $34,972,000 of financing uses of funds during the nine months ended September 30, 2010. A net decrease in short-term other borrowings accounted for $1,139,000 of financing uses of funds during the nine months ended September 30, 2011, compared to $4,571,000 of funds used to decrease short-term other borrowings during the nine months ended September 30, 2010. Dividends paid used $4,304,000 and $4,917,000 of cash during the nine months ended September 30, 2011 and 2010, respectively. Also, the Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of September 30, 2011 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

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

Risks related to Tri Counties Bank’s purchase and assumption of the banking operations of Citizens Bank of Northern California and Granite Community Bank from the FDIC.

Our decisions regarding the fair value of assets acquired in FDIC-assisted transactions could be inaccurate, which could materially and adversely affect our business, financial condition, results of operations, and future prospects.

On September 23, 2011, we acquired certain of the banking operations of Citizens from the FDIC under a whole bank purchase and assumption agreement without loss sharing. On May 28, 2010, we acquired certain of the banking operations of Granite Community Bank from the FDIC under a whole bank purchase and assumption agreement with loss-share.

Management makes various assumptions and judgments about the collectability of the loans acquired in these transactions, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. If our assumptions or judgments are incorrect, we may need to make credit loss provisions based on the creditworthiness of borrowers, the value of collateral securing repaying of loans, different economic conditions or adverse developments in the acquired loan portfolio. Our acquisition of Citizens’ banking operations does not include a loss sharing agreement with FDIC and, therefore, we would be required to recognize any such credit provisions or losses in their entirety. Our acquisition of Granite’s banking operations includes a loss sharing agreement with FDIC that generally provides that the FDIC will reimburse the Bank for 80% of credit losses and related expenses the Bank experiences from loans acquired in the Granite acquisition for a period of five or ten years depending on the loan type. If actual losses from Granite loans exceed our initial estimate, a credit loss provision of 20% of the loss above our initial estimate may be needed.

Any increases in future loan losses could have a negative effect on our operating results.

Our ability to obtain reimbursement from FDIC under the loss sharing agreement on covered assets acquired in the Granite acquisition depends on our compliance with the terms of the loss sharing agreement. Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreement as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreement are extensive and our failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. Additionally, Management may decide to forgo loss share coverage on certain assets to allow greater flexibility over the management of certain assets. As of September 30, 2011, $51,282,000, or 2.1%, of the Company’s assets were covered by the aforementioned FDIC loss sharing agreements.

Under the terms of the FDIC loss sharing agreement, the assignment or transfer of a loss sharing agreement to another entity generally requires the written consent of the FDIC. In addition, we may not assign or otherwise transfer a loss sharing agreement during its term without the prior written consent of the FDIC. No assurances can be given that we will manage the covered assets in such a way as to always maintain loss share coverage on all such assets.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information concerning the common stock repurchased by the Company during the first quarter of 2011 pursuant to the Company’s stock repurchase plan adopted on August 21, 2007, which is discussed in more detail under “Capital Resources” in this report and is incorporated herein by reference:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
Jul. 1-31, 2011	—	—	—	333,400
Aug. 1-31, 2011	—	—	—	333,400
Sep. 1-30, 2011	—	—	—	333,400

Total	—	—	—	333,400

Item 5 – Other Information

After considering the vote of shareholders regarding the frequency of future votes regarding executive compensation at the 2011 annual meeting of shareholders, the company has determined that that it will include a non-binding shareholder vote regarding compensation for named executive officers in the company’s annual proxy materials on an annual basis until at least the next required vote on the frequency of shareholder votes on executive compensation.

Item 6 – Exhibits

3.1	Restated Articles of Incorporation, filed as Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 16, 2009.

3.2	Bylaws of TriCo Bancshares, as amended, filed as Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed February 17, 2011.

4	Certificate of Determination of Preferences of Series AA Junior Participating Preferred Stock filed as Exhibit 3.3 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.1	Rights Agreement dated June 25, 2001, between TriCo and Mellon Investor Services LLC filed as Exhibit 1 to TriCo’s Form 8-A dated July 25, 2001 and amended on July 8, 2011 as described in TriCo’s Form 8-A/A dated July 8, 2011.

10.2*	Form of Change of Control Agreement dated as of August 23, 2005, between TriCo, Tri Counties Bank and each of Dan Bailey, Bruce Belton, Craig Carney, Gary Coelho, Rick Miller, Richard O’Sullivan, Thomas Reddish, and Ray Rios filed as Exhibit 10.2 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.5*	TriCo’s 1995 Incentive Stock Option Plan filed as Exhibit 4.1 to TriCo’s Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063).

10.6*	TriCo’s 2001 Stock Option Plan, as amended, filed as Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.7*	TriCo’s 2009 Equity Incentive plan, included as Appendix A to TriCo’s definitive proxy statement filed on April 4, 2009.

10.8*	Amended Employment Agreement between TriCo and Richard Smith dated as of August 23, 2005 filed as Exhibit 10.8 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.9*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 filed as Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.10*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 filed as Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.11*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 filed as Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.13*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 filed as Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.14*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 filed as Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.15*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 filed as Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.16*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 filed as Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.17*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith, filed as Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.18*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin, filed as Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.19*	Form of Tri-Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish, filed as Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.20*	Form of Tri-Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin, filed as Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.21*	Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of the directors of TriCo Bancshares/Tri Counties Bank effective on the date that each director is first elected, filed as Exhibit 10.18 to TriCo’S Annual Report on Form 10-K for the year ended December 31, 2003.

10.22*	Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of Dan Bailey, Craig Carney, Rick Miller, Richard O’Sullivan, Thomas Reddish, Ray Rios, and Richard Smith filed as Exhibit 10.21 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.23	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Granite Community Bank, N.A., Granite Bay, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of May 28, 2010, and related addendum filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 3, 2010.

21.1	Tri Counties Bank, a California banking corporation, TriCo Capital Trust I, a Delaware business trust, and TriCo Capital Trust II, a Delaware business trust, are the only subsidiaries of Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

101.1	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.(****)

*	Management contract or compensatory plan or arrangement
****	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRICO BANCSHARES (Registrant)

Date: November 14, 2011	/S/ THOMAS J. REDDISH
Thomas J. Reddish
Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)