Form 10-K
period 2011-12-31
TRICO BANCSHARES /
filed 2012-03-14
CIK 356171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

Commission File Number 0-10661

TriCo Bancshares

(Exact name of Registrant as specified in its charter)

California	94-2792841
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

63 Constitution Drive, Chico, California	95973
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:(530) 898-0300

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of each exchange on which registered)
Common Stock, without par value	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act (check one).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of June 30, 2011, was approximately $173,871,000 (based on the closing sales price of the Registrant’s common stock on the date). This computation excludes a total of 3,612,536 shares that are beneficially owned by the officers and directors of Registrant who may be deemed to be the affiliates of Registrant under applicable rules of the Securities and Exchange Commission.

The number of shares outstanding of Registrant’s common stock, as of March 2, 2012, was 15,978,958 shares of common stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of TriCo Bancshares’ definitive proxy statement for the 2012 annual meeting of stockholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

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

PART I

ITEM 1. BUSINESS

Information About TriCo Bancshares’ Business

TriCo Bancshares (the “Company”, “TriCo”, “we” or “our”) was incorporated in California on October 13, 1981. It was organized at the direction of the board of directors of Tri Counties Bank (the “Bank”) for the purpose of serving as a bank holding company for the Bank. On September 7, 1982, the shareholders of Tri Counties Bank became the shareholders of TriCo and Tri Counties Bank became a wholly owned subsidiary of TriCo. At that time, TriCo became a bank holding company subject to the supervision of the Board of Governors of the Federal Reserve System (“FRB”) under the Bank Holding Company Act of 1956, as amended. Tri Counties Bank remains subject to the supervision of the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”). On July 31, 2003, the Company formed a subsidiary business trust, TriCo Capital Trust I, to issue trust preferred securities. On June 22, 2004, the Company formed a subsidiary business trust, TriCo Capital Trust II, to issue additional trust preferred securities. See Note 17 in the financial statements at Item 8 of this report for a discussion about the Company’s issuance of trust preferred securities. Tri Counties Bank, TriCo Capital Trust I and TriCo Capital Trust II currently are the only subsidiaries of TriCo and TriCo is not conducting any business operations independent of Tri Counties Bank, TriCo Capital Trust I and TriCo Capital Trust II.

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

Business of Tri Counties Bank

Tri Counties Bank was incorporated as a California banking corporation on June 26, 1974, and received its certificate of authority to begin banking operations on March 11, 1975. Tri Counties Bank engages in the general commercial banking business in the California counties of Butte, Contra Costa, Del Norte, Fresno, Glenn, Kern, Lake, Lassen, Madera, Mendocino, Merced, Napa, Nevada, Placer, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare, Yolo and Yuba. Tri Counties Bank currently operates from 41 traditional branches and 27 in-store branches.

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

The Bank has emphasized retail banking since it opened. Most of the Bank’s customers are retail customers and small to medium-sized businesses. The Bank emphasizes serving the needs of local businesses, farmers and ranchers, retired individuals and wage earners. The majority of the Bank’s loans are direct loans made to individuals and businesses in northern and central California where its branches are located. At December 31, 2011, the total of the Bank’s consumer loans net of deferred fees outstanding was $406,330,000 (26.2%), the total of commercial loans outstanding was $139,131,000 (9.0%), and the total of real estate loans including construction loans of $39,649,000 was $1,005,571,000 (64.8%). The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment, inventory, accounts receivable and notes receivable secured by property as collateral for loans.

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

The Bank offers 24-hour ATMs at all branch locations. The Bank’s 76 ATMs are linked to several national and regional networks such as CIRRUS and STAR. In addition, banking by telephone on a 24-hour toll-free number is available to all customers. This service allows a customer to obtain account balances and most recent transactions, transfer moneys between accounts, make loan payments, and obtain interest rate information.

In February 1998, the Bank became the first bank in the Northern Sacramento Valley to offer banking services on the Internet. This banking service provides customers one more tool to access their accounts.

Purchase and Assumption of Certain Assets and Liabilities of Citizens Bank of Northern California

On September 23, 2011, the Bank acquired certain of the assets and assumed substantially all of the liabilities of Citizens Bank of Northern California, Nevada City, California (“Citizens”), including substantially all the deposits from the FDIC, as receiver for Citizens. The acquisition was made pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC. Based upon a preliminary closing with the FDIC as of September 23, 2011, the Bank acquired $167.5 million in loans, $9.4 million in investment securities, and $93.5 million in cash and other assets, and assumed an estimated $239.9 million in deposits, $22.0 million in borrowings, and $0.1 million in other liabilities. The Bank paid no cash or other consideration to acquire Citizens. See Note 2 in the financial statements at Item 8 of this report for a discussion about this transaction.

Purchase and Assumption of Certain Assets and Liabilities of Granite Community Bank

On May 28, 2010, the Bank acquired certain of the assets and assumed substantially all of the liabilities of Granite Community Bank, N.A., Granite Bay, California (“Granite”), including substantially all the deposits from the FDIC, as receiver for Granite. The acquisition was made pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC. The Bank acquired $77.0 million in loans, $3.8 million in investment securities, and $22.2 million in cash and other assets, and assumed an estimated $94.8 million in deposits, $5.0 million in borrowings, and $0.1 million in other liabilities. The Bank paid no cash or other consideration to acquire Granite. In connection with the Acquisition, the Bank entered into a loss-sharing agreement with the FDIC that covered approximately $89.3 million of Granite’s assets. The Bank will share in the losses on the asset pools (loans, foreclosed loan collateral, and certain investment securities) covered under the loss-sharing agreement. Pursuant to the terms of the loss sharing agreement, the FDIC is obligated to reimburse the Bank for 80% of losses with respect to covered assets. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank under the loss sharing agreement. See Note 2 in the financial statements at Item 8 of this report for a discussion about this transaction.

Other Activities

The Bank may in the future engage in other businesses either directly or indirectly through subsidiaries acquired or formed by the Bank subject to regulatory constraints. See “Regulation and Supervision.”

Employees

At December 31, 2011, the Company and the Bank employed 799 persons, including seven executive officers. Full time equivalent employees were 718. No employees of the Company or the Bank are presently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are excellent.

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

The Bank Holding Company Act

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

Restrictions on Dividends and Distributions

A California corporation such as TriCo may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution or if after giving effect to the distribution, the value of the corporation’s assets exceed the amount of its liabilities plus the amount of shareholders preferences, if any, and certain other conditions are met.

The primary source of funds for payment of dividends by TriCo to its shareholders will be the receipt of dividends and management fees from the Bank. TriCo’s ability to receive dividends from the Bank is limited by applicable state and federal law. Under the California Financial Code, funds available for cash dividend payments by a bank are restricted to the lesser of: (i) retained earnings; or (ii) the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period). However, with the prior approval of the Commissioner of the DFI, a bank may pay cash dividends in an amount not to exceed the greatest of the: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) net income of the bank for its current fiscal year. However, if the DFI finds that the shareholders’ equity of the bank is not adequate or that the payment of a dividend would be unsafe or unsound, the Commissioner may order the bank not to pay a dividend to shareholders.

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

Premiums for Deposit Insurance

Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor. The Bank’s deposits are subject to FDIC deposit insurance assessments. The Bank pays insurance assessments based on its consolidated total assets less tangible equity capital. This assessment is based on the risk category of the institution. To determine the total base assessment rate, the FDIC first establishes an institution’s initial base assessment rate. This initial base assessment rate ranges, depending on the risk category of the institution, from 5 to 35 basis points. The FDIC then adjusts the initial base assessment based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate ranges from 2.5 to 45 basis points of the institution’s average consolidated total assets less tangible equity capital.

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

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was intended to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC (i) guaranteed, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provided unlimited FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying not more than 0.25% interest per annum and Interest on Lawyers Trust Accounts (“IOLTA”) accounts held at participating FDIC- insured institutions through December 31, 2010. The Dodd-Frank Act extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. On December 5, 2008, the Company elected to participate in both guarantee programs. As of December 31, 2011, the Company had issued no debt under the TLG Program.

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

Since mid-2007, and through 2011, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.

Overall, during 2011, the business environment has been adverse for many households and businesses in California and the United States. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

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

A significant source of risk for us arises from the possibility that we will sustain losses because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. We have underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that we believe to be appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our respective loan portfolios. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect our results of operations. We could sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to deterioration in asset quality in a timely manner.

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

The downturn in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. As real estate prices decline, the value of real estate collateral securing our loans is reduced. As a result, our ability to recover on defaulted loans by foreclosing and selling the real estate collateral could then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2011, approximately 88.8% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real estate collateral is located in California. So if there is a significant further decline in real estate values in California, the collateral for our loans will provide less security. Real estate values could also be affected by, among other things, earthquakes and national disasters particular to California in particular. Any such downturn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our ability to earn a profit, like that of most financial institutions, depends on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as mortgage loans and investments, and the interest expense we pay on our interest-bearing liabilities, such as deposits. Our profitability depends on our ability to manage our assets and liabilities during periods of changing market interest rates. Recently, the FRB has maintained the targeted federal funds rate at record low levels. A sustained decrease in market interest rates could adversely affect our earnings. When interest rates decline, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates. Under those circumstances, we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on the prepaid loans on investment securities. In addition, our commercial real estate and commercial loans, which carry interest rates that adjust in accordance with changes in the prime rate, will adjust to lower rates.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. Although we have been successful in generating new loans during 2011, the continuation of historically low long-term interest rate levels may cause additional refinancing of commercial real estate and 1-4 family residence loans, which may depress our loan volumes or cause rates on loans to decline. In addition, an increase in the general level of short-term interest rates on variable rate loans may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations or reduce the amount they wish to borrow. Additionally, if short-term market rates rise, in order to retain existing deposit customers and attract new deposit customers we may need to increase rates we pay on deposit accounts. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business, financial condition, results of operations and cash flows.

Regulatory Risks

Recently enacted financial reform legislation will, among other things, create a new Consumer Financial Protection Bureau, tighten capital standards and result in new laws and regulations that are expected to increase our costs of operations.

On July 21, 2010, the President signed the Dodd-Frank Act. This new law significantly changes the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among other things, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks such as the Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

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

We are subject to extensive regulation, supervision and examination by the DFI, FDIC, and the FRB. See Item 1—Regulation and Supervision of this report for information on the regulation and supervision which governs our activities. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to you, our investors, by restricting certain of our activities, such as:

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Act, the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating additional expense for publicly-traded companies such as TriCo. The application of these laws, regulations and standard may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding management’s required assessment of its internal control over financial reporting and its external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, the members of our board of directors, members of our audit or compensation and management succession committees, our chief executive officer, our chief financial officer and certain other executive officers could face an increased risk of personal liability in connection with the performance of their duties. It may also become more difficult and more expensive to obtain director and officer liability insurance. As a result, our ability to attract and retain executive officers and qualified board and committee members could be more difficult.

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

The FDIC insures deposits at FDIC insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. If the Deposit Insurance Fund suffers further losses, the FDIC could increase assessments rates or impose additional special assessments on the banking industry to replenish the Deposit Insurance Fund. The Company’s profitability could be reduced by any increase in assessment rates or special assessments.

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

Our decisions regarding the fair value of assets acquired from Citizens and Granite, including the FDIC loss sharing assets associated with Granite, could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects.

Management makes various assumptions and judgments about the collectability of acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In FDIC-assisted acquisitions that include loss sharing agreements, such as our acquisition of Granite, we may record a loss sharing asset that we consider adequate to absorb future losses which may occur in the acquired loan portfolio. In determining the size of the loss sharing asset, we analyze the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information.

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

We must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreement as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. Additionally, Management may decide to forgo loss share coverage on certain assets to allow greater flexibility over the management of certain assets. As of December 31, 2011, $52,135,000, or 2.0%, of the Company’s assets were covered by the aforementioned FDIC loss sharing agreements.

Risks Relating to Dividends and Our Common Stock

Our future ability to pay dividends is subject to restrictions.

Since we are a holding company with no significant assets other than the Bank, we currently depend upon dividends from the Bank for a substantial portion of our revenues. Our ability to continue to pay dividends in the future will continue to depend in large part upon our receipt of dividends or other capital distributions from the Bank. The ability of the Bank to pay dividends or make other capital distributions to us is subject to the restrictions in the California Financial Code and the regulatory authority of the DFI. As of December 31, 2011, the Bank could have paid $14,073,000 in dividends without the prior approval of the DFI. The amount that the Bank may pay in dividends is further restricted due to the fact that the Bank must maintain a certain minimum amount of capital to be considered a “well capitalized” institution as further described under Item 1—Capital Requirements in this report.

From time to time, we may become a party to financing agreements or other contractual arrangements that have the effect of limiting or prohibiting us or the Bank from declaring or paying dividends. Our holding company expenses and obligations with respect to our trust preferred securities and corresponding junior subordinated deferrable interest debentures issued by us may limit or impair our ability to declare or pay dividends. Finally, our ability to pay dividends is also subject to the restrictions of the California Corporations Code. See “Regulation and Supervision – Restrictions on Dividends and Distributions”.

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

As of March 2, 2012, directors and executive officers beneficially owned approximately 15.83% of our common stock and our ESOP owned approximately 8.48%. Agreements with our senior management also provide for significant payments under certain circumstances following a change in control. These compensation arrangements, together with the common stock and option ownership of our board of directors and management, could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals of us that our directors and officers oppose.

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

We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2011, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $41,238,000. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.

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

We rely on communications, information, operating and financial control systems technology and we may suffer an interruption in or breach of the security of those systems.

We rely heavily on our communications, information, operating and financial control systems technology to conduct our business. We rely on third party services providers to provide many of these systems. Any failure, interruption or breach in security of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, servicing and loan origination systems. We cannot assure you that such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed by us or the third parties service providers on which we rely. The occurrence of any failures, interruptions or security breaches could damage our reputation, result in a loss of customers, expose us to possible financial liability, lead to additional regulatory scrutiny or require that we make expenditures for remediation or prevention. Any of these circumstances could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company is engaged in the banking business through 68 offices in 23 counties in Northern and Central California including ten offices in Shasta County, nine in Butte County, seven in Sacramento and Nevada Counties, six in Placer County, four in Stanislaus County, three each in Siskiyou, Sutter and Kern Counties, two each in Glenn and Yolo Counties, and one each in Contra Costa, Del Norte, Fresno, Lake, Lassen, Madera, Mendocino, Merced, Napa, Tehama, Tulare, and Yuba Counties. All offices are constructed and equipped to meet prescribed security requirements.

The Company owns eighteen branch office locations, four administrative buildings, and one other building that it leases out. The Company leases fifty branch office locations, and three administrative buildings. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

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

ITEM 4. MINE SAFETY DISCLOSURES

Inapplicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

The Company’s common stock is traded on the NASDAQ Global Select Market System (“NASDAQ”) under the symbol “TCBK.” The following table shows the high and the low closing sale prices for the common stock for each quarter in the past two years, as reported by NASDAQ:

2011:	High	Low
Fourth quarter	$15.32	$11.58
Third quarter	$15.50	$11.75
Second quarter	$16.58	$13.18
First quarter	$16.76	$14.53

2010:
Fourth quarter	$16.59	$14.21
Third quarter	$18.99	$13.46
Second quarter	$22.99	$16.93
First quarter	$20.73	$16.65

As of March 2, 2012 there were approximately 1,509 shareholders of record of the Company’s common stock. On March 2, 2012, the closing sales price was $15.64.

The Company has paid cash dividends on its common stock in every quarter since March 1990, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, financial condition and capital requirements of the Company and the Bank. As of December 31, 2011, $14,073,000 was available for payment of dividends by the Company to its shareholders, under applicable laws and regulations. The Company paid cash dividends of $0.09 per common share in each of the quarters ended December 31, 2011, September 30, 2011, June 30, 2011, and March 31, 2011, December 31, 2010, September 30, 2010 and June 30, 2010 and $0.13 per common share in the quarter ended March 31, 2010.

Stock Repurchase Plan

The Company adopted a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. This plan has no stated expiration date for the repurchases. As of December 31, 2011, the Company had purchased 166,600 shares under this plan. The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth quarter of 2011:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
Oct. 1-31, 2011	—	—	—	333,400
Nov. 1-30, 2011	—	—	—	333,400
Dec. 1-31, 2011	—	—	—	333,400

Total	—	—	—	333,400

The following graph presents the cumulative total yearly shareholder return from investing $100 on December 31, 2006, in each of TriCo common stock, the Russell 3000 Index, and the SNL Western Bank Index. The SNL Western Bank Index compiled by SNL Financial includes banks located in California, Oregon, Washington, Montana, Hawaii and Alaska with market capitalization similar to that of TriCo’s. The amounts shown assume that any dividends were reinvested.

TriCo Bancshares

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
TriCo Bancshares	100.00	72.59	96.64	66.58	66.16	59.77
Russell 3000	100.00	105.14	65.92	84.60	98.92	99.93
SNL Western Bank	100.00	83.53	81.33	74.68	84.62	76.45

Equity Compensation Plans

The following table shows shares reserved for issuance for outstanding options, stock appreciation rights and warrants granted under our equity compensation plans as of December 31, 2011. All of our equity compensation plans have been approved by shareholders.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by shareholders	—	—	—
Equity compensation plans approved by shareholders	1,250,935	$17.18	251,000

Total	1,250,935	$17.18	251,000

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in connection with our consolidated financial statements and the related notes located at Item 8 of this report.

TRICO BANCSHARES

Financial Summary

(in thousands, except per share amounts)

Year ended December 31,	2011	2010	2009	2008	2007
Interest income	$102,982	$104,572	$112,333	$121,112	$127,268
Interest expense	10,238	14,133	20,615	31,552	40,582

Net interest income	92,744	90,439	91,718	89,560	86,686
Provision for loan losses	23,060	37,458	31,450	20,950	3,032
Noninterest income	42,813	32,695	30,329	27,087	27,590
Noninterest expense	82,715	77,205	75,450	68,738	68,906

Income before income taxes	29,782	8,471	15,147	26,959	42,338
Provision for income taxes	11,192	2,466	5,185	10,161	16,645

Net income	$18,590	$6,005	$9,962	$16,798	$25,693

Earnings per share:
Basic	$1.17	$0.38	$0.63	$1.07	$1.62
Diluted	$1.16	$0.37	$0.62	$1.05	$1.57
Per share:
Dividends paid	$0.36	$0.40	$0.52	$0.52	$0.52
Book value at December 31	$13.55	$12.64	$12.71	$12.56	$11.87
Tangible book value at December 31	$12.49	$11.62	$11.71	$11.54	$10.82
Average common shares outstanding	15,935	15,860	15,783	15,771	15,898
Average diluted common shares outstanding	16,000	16,010	16,011	16,050	16,364
Shares outstanding at December 31	15,979	15,860	15,787	15,756	15,912
At December 31:
Loans, net	$1,505,118	$1,377,000	$1,460,097	$1,563,259	$1,534,635
Total assets	2,555,597	2,189,789	2,170,520	2,043,190	1,980,621
Total deposits	2,190,536	1,852,173	1,828,512	1,669,270	1,545,223
Debt financing and notes payable	72,541	62,020	66,753	102,005	116,126
Junior subordinated debt	41,238	41,238	41,238	41,238	41,238
Shareholders’ equity	216,441	200,397	200,649	197,932	188,878
Financial Ratios:
For the year:
Return on assets	0.82%	0.27%	0.48%	0.85%	1.36%
Return on equity	8.93%	2.94%	4.89%	8.70%	14.20%
Net interest margin[1]	4.43%	4.45%	4.77%	4.96%	5.07%
Net loan losses to average loans	1.37%	2.07%	1.53%	0.69%	0.17%
Efficiency ratio[1]	60.88%	62.49%	61.53%	58.59%	59.86%
Average equity to average assets	9.15%	9.25%	9.73%	9.72%	9.55%
At December 31:
Equity to assets	8.47%	9.15%	9.24%	9.69%	9.54%
Total capital to risk-adjusted assets	13.94%	14.20%	13.36%	12.42%	11.90%
Allowance for loan losses to loans	2.96%	3.00%	2.37%	1.73%	1.12%

[1]	Fully taxable equivalent

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those that materially affect the financial statements and are related to the adequacy of the allowance for loan losses, investments, mortgage servicing rights, fair value measurements, retirement plans and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s policies related to estimates on the allowance for loan losses, other than temporary impairment of investments and impairment of intangible assets, can be found in Note 1 in the financial statements at Item 8 of this report.

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

The Company refers to loans and foreclosed assets that are covered by loss sharing agreements as “covered loans” and “covered foreclosed assets”, respectively. In addition, the Company refers to loans purchased or obtained in a business combination as “purchased credit impaired” (PCI) loans, or “purchased non-credit impaired” (PNCI) loans. The Company refers to loans that it originates as “originated” loans. Additional information regarding the Citizens and Granite Bank acquisitions can be found in Note 2 in the financial statements at Item 8 of this report. Additional information regarding the definitions and accounting for originated, PNCI and PCI loans can be found in Notes 1, 2, 4 and 5 in the financial statements at Item 8 of this report, and under the heading Asset Quality and Non-Performing Assets below.

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

Following is a summary of the components of net income for the periods indicated (dollars in thousands):

	Year ended December 31,
	2011	2010	2009
Components of Net Income
Net interest income	$92,744	$90,439	$91,718
Provision for loan losses	(23,060)	(37,458)	(31,450)
Noninterest income	42,813	32,695	30,329
Noninterest expense	(82,715)	(77,205)	(75,450)
Taxes	(11,192)	(2,466)	(5,185)

Net income	$18,590	$6,005	$9,962

Net income per average fully-diluted share	$1.16	$0.37	$0.62
Net income as a percentage of average shareholders’ equity	8.93%	2.94%	4.89%
Net income as a percentage of average total assets	0.82%	0.27%	0.48%

Net Interest Income

The Company’s primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities.

Following is a summary of the Company’s net interest income for the periods indicated (dollars in thousands):

	Year ended December 31,
	2011	2010	2009
Components of Net Interest Income
Interest income	$102,982	$104,572	$112,333
Interest expense	(10,238)	(14,133)	(20,615)

Net interest income	92,744	90,439	91,718
FTE adjustment	309	413	572

Net interest income (FTE)	$93,053	$90,852	$92,290

Net interest margin (FTE)	4.43%	4.45%	4.77%

Net interest income (FTE) for the year ended December 31, 2011 was $93,053,000, an increase of $2,201,000 or 2.4% compared to the year ended December 31, 2010. The increase in net interest income during 2011 when compared to 2010 is mainly due to the acquisition of Citizens on September 23, 2011 and its associated net interest income of $6,117,000 from September 23, 2011 to December 31, 2011. Included in the net interest income associated with the Citizens acquisition is $3,146,000 from the accretion of loan purchase discounts. Also contributing to the increase in net interest income was a reduction in deposit rates and the flow of deposits from relatively higher paying time deposits to lower paying non-maturity deposits. Partially offsetting the increase in net interest income related to the Citizens acquisition and the deposit rate and volume changes were organic loan payoffs in excess of loan production during 2011. These loan payoffs in excess of loan production and deposit growth during 2011 were deployed into lower yielding short-term interest-earning balances at the Federal Reserve Bank. During 2011, investment opportunities continued to be unattractive given their low market yields and interest rate risk profile.

Net interest income (FTE) for the year ended December 31, 2010 was $90,852,000, a decrease of $1,438,000 or 1.6% compared to the year ended December 31, 2009. This decrease in net interest income was attributable to a change in the mix of interest-earning assets, with average loan balances decreasing and other categories of lower yielding assets increasing. The decrease in average loan balances was due to decreased loan demand and unfavorable credit risks associated with loans in the economic environment that persisted throughout 2010. While the Company was able to continue to lower interest-bearing liability rates, and thus interest expense, sufficiently to overcome the decrease in interest income due to decreases in the average yield on interest-earning assets during 2010, it was not sufficient to overcome the decrease in average loan balances during 2010. The “Yield” and “Volume/Rate” tables shown below are useful in illustrating and quantifying the developments that affected net interest income during 2010.

Summary of Average Balances, Yields/Rates and Interest Differential – Yield Tables

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

	Year ended December 31, 2011
	Average balance	Interest income/expense	Rates earned/paid
Assets
Loans	$1,442,821	$92,691	6.42%
Investment securities—taxable	262,306	8,760	3.34%
Investment securities—nontaxable	11,403	833	7.31%
Cash at Federal Reserve and other banks	386,067	1,007	0.26%

Total earning assets	2,102,597	103,291	4.91%

Other assets	173,311

Total assets	$2,275,908

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$410,870	$1,217	0.30%
Savings deposits	661,480	1,421	0.21%
Time deposits	415,319	3,921	0.94%
Other borrowings	63,602	2,420	3.80%
Junior subordinated debt	41,238	1,259	3.05%

Total interest-bearing liabilities	1,592,509	10,238	0.64%

Noninterest-bearing demand	442,174
Other liabilities	33,005
Shareholders’ equity	208,220

Total liabilities and shareholders’ equity	$2,275,908

Net interest spread (1)			4.27%
Net interest income and interest margin (2)		$93,053	4.43%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by dividing net interest income by total average earning assets.

Summary of Average Balances, Yields/Rates and Interest Differential – Yield Tables (continued)

	Year ended December 31, 2010
	Average balance	Interest income/expense	Rates earned/paid
Assets
Loans	$1,464,606	$93,073	6.35%
Investment securities—taxable	263,059	10,039	3.82%
Investment securities—nontaxable	14,717	1,113	7.56%
Cash at Federal Reserve and other banks	296,970	760	0.26%

Total earning assets	2,039,352	104,985	5.15%

Other assets	169,290

Total assets	$2,208,642

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$384,077	2,242	0.58%
Savings deposits	552,104	2,277	0.41%
Time deposits	544,018	5,928	1.09%
Other borrowings	62,110	2,412	3.88%
Junior subordinated debt	41,238	1,274	3.09%

Total interest-bearing liabilities	1,583,547	14,133	0.89%

Noninterest-bearing demand	385,704
Other liabilities	35,196
Shareholders’ equity	204,195

Total liabilities and shareholders’ equity	$2,208,642

Net interest spread (1)			4.26%
Net interest income and interest margin (2)		$90,852	4.45%

	Year ended December 31, 2009
	Average balance	Interest income/expense	Rates earned/paid
Assets
Loans	$1,542,147	$99,996	6.48%
Investment securities—taxable	232,636	11,019	4.74%
Investment securities—nontaxable	20,782	1,558	7.50%
Cash at Federal Reserve and other banks	141,172	332	0.24%

Total earning assets	1,936,717	112,905	5.83%

Other assets	156,551

Total assets	$2,093,268

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$296,997	2,060	0.69%
Savings deposits	444,105	3,166	0.71%
Time deposits	637,480	12,665	1.99%
Other borrowings	73,121	1,221	1.67%
Junior subordinated debt	41,238	1,503	3.64%

Total interest-bearing liabilities	1,492,941	20,615	1.38%

Noninterest-bearing demand	359,693
Other liabilities	37,025
Shareholders’ equity	203,609

Total liabilities and shareholders’ equity	$2,093,268

Net interest spread (1)			4.45%
Net interest income and interest margin (2)		$92,290	4.77%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by dividing net interest income by total average earning assets.

Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid – Volume/Rate Tables

The following table sets forth a summary of the changes in the Company’s interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The rate/volume variance has been included in the rate variance. Amounts are calculated on a fully taxable equivalent basis:

	2011 over 2010			2010 over 2009
	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Loans	$(1,383)	$1,001	$(382)	$(5,025)	$(1,898)	$(6,923)
Investments—taxable	(29)	(1,250)	(1,279)	1,442	(2,422)	(980)
Investments—nontaxable	(251)	(29)	(280)	(455)	10	(445)
Cash at Federal Reserve and other banks	232	15	247	374	54	428

Total	(1,431)	(263)	(1,694)	(3,664)	(4,256)	(7,920)

Increase (decrease) in interest expense:
Demand deposits (interest-bearing)	155	(1,180)	(1,025)	601	(419)	182
Savings deposits	448	(1,304)	(856)	767	(1,656)	(889)
Time deposits	(1,403)	(604)	(2,007)	(1,860)	(4,877)	(6,737)
Other borrowings	58	(50)	8	(184)	1,375	1,191
Junior subordinated debt	—	(15)	(15)	—	(229)	(229)

Total	(742)	(3,153)	(3,895)	(676)	(5,806)	(6,482)

Increase (decrease) in net interest income	$(689)	$2,890	$2,201	$(2,988)	$1,550	$(1,438)

Provision for Loan Losses

The provision for loan losses was $23,060,000 and $37,458,000 for the years ended December 31, 2011, and 2010, respectively. The decreases in the provision for loan losses for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily the result of changes in the make-up of the originated loan portfolio and the Bank’s loss factors related to the originated loan portfolio in reaction to decreased losses in the construction, commercial real estate, commercial & industrial (C&I), home equity and auto indirect loan portfolios. Included in the provision for loan losses for the year ended December 31, 2011 is $1,562,000 related to loans acquired in the Citizens acquisition and $1,248,000 related to loans acquired in the Granite acquisition.

The provision for loan losses was $37,458,000 and $31,450,000 for the years ended December 31, 2010, and 2009, respectively. The increases in the provision for loan losses for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily the result of changes in the make-up of the originated loan portfolio and the Bank’s loss factors related to the originated loan portfolio in reaction to increased losses in the construction, commercial real estate, commercial & industrial (C&I), home equity and auto indirect loan portfolios, and decreases in expected cash flows of certain PCI loan pools. Included in the provision for loan losses for the year ended December 31, 2010 is $1,608,000 related to loans acquired in the Granite acquisition on May 28, 2010. Prior to May 28, 2010, the Company had no PCI loans.

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

Noninterest Income

The following table summarizes the Company’s noninterest income for the periods indicated (dollars in thousands):

	Year ended December 31,
	2011	2010	2009
Components of Noninterest Income
Service charges on deposit accounts	$14,776	$15,296	$16,080
ATM fees and interchange	7,058	6,078	4,925
Other service fees	1,722	1,452	1,229
Mortgage banking service fees	1,495	1,303	1,140
Change in value of mortgage servicing rights	(1,107)	(1,029)	(552)

Total service charges and fees	23,944	23,100	22,822
Gain on sale of loans	3,037	3,647	3,466
Commissions on sale of nondeposit investment products	2,105	1,209	1,632
Increase in cash value of life insurance	1,885	1,847	1,879
Change in indemnification asset	2,059	1,274	—
Gain on disposition of foreclosed assets	680	562	168
Legal settlement	—	400	—
Bargain purchase gain	7,575	232	—
Gain on life insurance death benefit	789	—	—
Other noninterest income	739	424	362

Total noninterest income	$42,813	$32,695	$30,329

Noninterest income increased $10,118,000 (30.9%) to $42,813,000 in 2011. Service charges on deposit accounts were down $520,000 (3.4%) due to new overdraft regulations that became effective on July 1, 2010 and caused a decrease in non-sufficient funds fees. ATM fees and interchange income was up $980,000 (16.1%) due to increased customer point-of-sale transactions that are the result of incentives for such usage. Overall, mortgage banking activities, which includes mortgage banking servicing fees, change in value of mortgage servicing rights, and gain on sale of loans, accounted for $3,425,000 of noninterest income in the 2011 compared to $3,921,000 in 2010. Commissions on sale of nondeposit investment products increased $896,000 (74.1%) in 2011 due to increased focus and resources deployed in that area. The change in indemnification asset of $2,059,000 recorded in 2011 is primarily due to an increase in estimated loan losses from the loan portfolio and foreclosed assets acquired in the Granite acquisition on May 28, 2010, and the fact that such losses are generally “covered” at the rate of 80% by the FDIC. The actual increase in estimated losses is reflected in decreased interest income, increased provision for loan losses and/or increased provision for foreclosed asset losses. The September 23, 2011 acquisition of Citizens added noninterest income totaling $8,029,000 through December 31, 2011 including a bargain purchase gain of $7,575,000. Also during 2011, the Company recorded a $789,000 gain on life insurance death benefit due to the passing of an insured former employee.

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

Noninterest Expense

The following table summarizes the Company’s other noninterest expense for the periods indicated (dollars in thousands):

	Year ended December 31,
	2011	2010	2009
Components of Noninterest Expense
Salaries and related benefits:
Base salaries, net of deferred loan origination costs	$29,753	$28,255	$27,110
Incentive compensation	3,735	1,844	2,792
Benefits and other compensation costs	10,715	10,006	9,908

Total salaries and related benefits	44,203	40,105	39,810

Other noninterest expense:
Occupancy	6,198	5,717	5,096
Equipment	3,770	3,975	3,709
Data processing and software	3,980	3,163	2,807
Assessments	2,491	3,253	3,750
ATM network charges	1,939	1,851	2,433
Advertising	2,649	2,340	2,175
Professional fees	2,004	2,478	1,783
Telecommunications	1,875	1,817	1,689
Postage	935	1,037	991
Courier service	953	826	796
Foreclosed asset expense	755	625	491
Intangible amortization	177	307	328
Operational losses	600	394	314
Provision for foreclosed asset losses	1,984	1,522	220
Change in reserve for unfunded commitments	100	(1,000)	1,075
Other	8,102	8,795	7,983

Total other noninterest expenses	38,512	37,100	35,640

Total noninterest expense	$82,715	$77,205	$75,450

Average full time equivalent staff	687	667	641
Noninterest expense to revenue (FTE)	60.88%	62.49%	61.53%

Salary and benefit expenses increased $4,098,000 (10.2%) to $44,203,000 in 2011 compared to 2010. The operations of Citizens from September 23, 2011 to December 31, 2011 added $751,000 to salaries and benefits expense. Base salaries increased $1,498,000 (5.3%) to $29,753,000 in 2011. The increase in base salaries was mainly due to 3.0% increase in average full time equivalent staff and annual merit increases. Incentive and commission related salary expenses increased $1,891,000 (103%) to $3,735,000 in 2011 due primarily to increases in management bonuses and other incentives tied to net income. Benefits expense, including retirement, medical and workers’ compensation insurance, and taxes, increased $709,000 (7.1%) to $10,715,000 during 2011. Included in benefits expense in 2011 was employee stock option expense of $636,000 compared to $550,000 in 2010.

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

Other noninterest expenses increased $1,412,000 (3.8%) to $38,512,000 in 2011. The operations of Citizens from September 23, 2011 to December 31, 2011 added $1,114,000 to other noninterest expense. Changes in the various categories of other noninterest expense are reflected in the table above. The changes are indicative of the economic environment which has lead to increases in professional loan collection expenses, provision for foreclosed asset losses, and foreclosed asset expenses. Occupancy expense increased primarily due to seven branches and one admin facility acquired in the Citizens acquisition on September 23, 2011, and two branches acquired in the Granite acquisition on May 28, 2010. Included in the $1,114,000 of Citizens related other noninterest expense were $296,000 of provision for foreclosed assets expense and $271,000 of information systems expense including system conversion expense as the Company has begun work to convert the Citizens systems to the Company’s systems. Partially offsetting these increases was a $762,000 decrease in regulatory and deposit insurance assessments.

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

Income Taxes

The effective tax rate on income was 37.6%, 29.1%, and 34.2% in 2011, 2010, and 2009, respectively. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $2,845,000, $543,000, and $1,273,000, respectively, in these years. Tax-exempt income of $514,000, $700,000, and $986,000, respectively, from investment securities, and $2,674,000, $1,847,000, and $1,879,000, respectively, from increase in cash value and gain on death benefit of life insurance in these years helped to reduce the effective tax rate.

Financial Condition

Investment Securities

During 2011 the Company did not sell any investment securities. During 2011 the Company received proceeds from maturities of securities totaling $84,016,000, and used $25,456,000 to purchase securities. During 2010 the Company did not sell any investment securities. During 2010 the Company received proceeds from maturities of securities totaling $92,427,000, and used $156,348,000 to purchase securities. The following table shows the Company’s investment securities balances at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Securities Available-for-sale:
Obligations of US government corporations and agencies	$217,384	$264,181	$193,130	$242,977	$203,774
Obligations of states and political subdivisions	10,028	12,541	17,953	22,665	27,648
Corporate bonds	1,811	549	539	919	1,005

Total investment securities	$229,223	$277,271	$211,622	$266,561	$232,427

Additional information about the investment portfolio is provided in Note 3 in the financial statements at Item 8 of this report.

Restricted Equity Securities

Restricted equity securities were $10,610,000 at December 31, 2011 and $9,133,000 at December 31, 2010. The entire balance of restricted equity securities at December 31, 2011 and December 31, 2010 represents the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”). The increase of $1,477,000 is attributable to the redemption of $514,000 of FHLB stock, offset in part by the mandatory purchase of $66,000 of FHLB stock, and the purchase of $1,925,000 of FHLB stock via the FDIC-assisted acquisition of Citizens.

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

Loan Portfolio Composite

The following table shows the Company’s loan balances, including net deferred loan costs, at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Real estate mortgage	$965,922	$835,471	$844,053	$839,687	$761,331
Consumer	406,330	395,771	428,722	477,435	489,982
Commercial	139,131	143,413	164,094	190,295	165,334
Real estate construction	39,649	44,916	58,701	83,432	135,319

Total loans	$1,551,032	$1,419,571	$1,495,570	$1,590,849	$1,551,966

The following table shows the Company’s loan balances, including net deferred loan costs, as a percentage of total loans at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Real estate mortgage	62.2%	58.8%	56.4%	52.8%	49.1%
Consumer	26.2%	27.9%	28.7%	30.0%	31.6%
Commercial	9.0%	10.1%	11.0%	12.0%	10.7%
Real estate construction	2.6%	3.2%	3.9%	5.2%	8.7%

Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

At December 31, 2011 loans, including net deferred loan costs, totaled $1,551,032,000 which was a 9.3% ($131,461,000) increase over the balances at the end of 2010. This increase in loans during 2011 included $167,484,000 of loans acquired in the Citizens acquisition on September 23, 2011. Demand for commercial real estate (real estate mortgage) loans was weak during 2011. Demand for home equity loans and lines of credit was weak to modest during 2011. Real estate construction loans declined during 2011 as did auto dealer loans.

At December 31, 2010 loans, including net deferred loan costs, totaled $1,419,571,000 which was a 5.1% ($75,999,000) decrease over the balances at the end of 2009. This decrease in loans during 2010 was net of $64,802,000 of loans acquired in the Granite acquisition on May 28, 2010. Demand for commercial real estate (real estate mortgage) loans was weak during 2010. Demand for home equity loans and lines of credit were weak to modest during 2010. Real estate construction loans declined during 2010 as did auto dealer loans.

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

Acquired loans that are not PCI loans are referrd to as purchased not credit impaired (PNCI) loans. PNCI loans are accounted for under FASB ASC Topic 310-20, Receivables – Nonrefundable Fees and Other Costs, in which interest income is accrued on a level-yield basis for performing loans. For income recognition purpses, this method assumes that all contractual cash flows will be collected, and no allowance for loan losses is established at the time of acquistion. Post-acquisition date, an allowance for loan losses may need to be established for acquired PNCI loans through a provision charged to earnings for credit losses incurred subsequent to acquisition. Under ASC 310-20, the loss would be measured based on the shortfall in relation to the contractual note requirements.

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

Interest income on originated nonaccrual loans that would have been recognized during the years ended December 31, 2011 and 2010, if all such loans had been current in accordance with their original terms, totaled $5,422,000 and $5,169,000, respectively. Interest income actually recognized on these originated loans during the years ended December 31, 2011 and 2010 was $1,497,000 and $1,956,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the year ended December 31, 2011, if all such loans had been current in accordance with their original terms, totaled $4,000. Interest income actually recognized on these PNCI loans during the year ended December 31, 2011 was $5,000. During the year ended December 31, 2010, the Company had no PNCI loans.

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

The following tables set forth the amount of the Bank’s nonperforming assets as of the dates indicated. For purposes of the following table, “PCI – other” loans that are 90 days past due and still accruing are not considered nonperforming loans:

	December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Performing nonaccrual loans	$61,164	$36,518	$22,870	$22,600	$9,098
Nonperforming nonaccrual loans	23,647	39,224	26,301	9,994	4,227

Total nonaccrual loans	84,811	75,742	49,171	32,594	13,325
Originated and PNCI loans 90 days past due and still accruing	920	245	700	187	—

Total nonperforming loans	85,731	75,987	49,871	32,781	13,325
Noncovered foreclosed assets	13,268	5,000	3,726	1,185	187
Covered foreclosed assets	3,064	4,913	—	—	—

Total nonperforming assets	$102,063	$85,900	$53,597	$33,966	$13,512

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$3,061	$3,937	$4,975	$5,256	$5,814
Indemnified portion of covered foreclosed assets	$2,451	$3,930	—	—	—
Nonperforming assets to total assets	3.99%	3.92%	2.24%	1.41%	0.39%
Nonperforming loans to total loans	5.53%	5.35%	2.99%	1.73%	0.48%
Allowance for loan losses to nonperforming loans	54%	56%	79%	100%	231%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	6.34%	3.74%	2.48%	1.79%	1.13%

	December 31, 2011
(dollars in thousands)	Originated	PNCI	PCI –cash basis	PCI -other	Total
Performing nonaccrual loans	$52,208	$97	$8,859	—	$61,164
Nonperforming nonaccrual loans	23,067	13	567	—	23,647

Total nonaccrual loans	75,275	110	9,426	—	84,811
Originated and PNCI loans 90 days past due and still accruing	500	420	—	—	920

Total nonperforming loans	75,775	530	9,426	—	85,731
Noncovered foreclosed assets	6,209	—	—	7,059	13,268
Covered foreclosed assets	—	—	—	3,064	3,064

Total nonperforming assets	$81,984	$530	$9,426	$10,123	$102,063

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$3,061	—	—	—	$3,061
Indemnified portion of covered foreclosed assets	—	—	—	$2,451	$2,451
Nonperforming assets to total assets					3.99%
Nonperforming loans to total loans	5.67%	0.39%	100.00%	—	5.53%
Allowance for loan losses to nonperforming loans	55%	46%	11%	n/m	54%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	3.27%	12.13%	62.09%	27.37%	6.34%

n/m – not meaningful

	December 31, 2010
(dollars in thousands)	Originated	PNCI	PCI – cash bsis	PCI – other	Total
Performing nonaccrual loans	$36,518	—	—	—	$36,518
Nonperforming nonaccrual loans	39,224	—	—	—	39,224

Total nonaccrual loans	75,742	—	—	—	75,742
Originated loans 90 days past due and still accruing	245	—	—	—	245

Total nonperforming loans	75,987	—	—	—	75,987
Noncovered foreclosed assets	5,000	—	—	—	5,000
Covered foreclosed assets	—	—	—	$4,913	4,913

Total nonperforming assets	$80,987	—	—	$4,913	$85,900

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$3,937	—	—	—	$3,937
Indemnified portion of covered foreclosed assets	—	—	—	$3,930	$3,930
Nonperforming assets to total assets					3.92%
Nonperforming loans to total loans	5.35%	—	—	—	5.35%
Allowance for loan losses to nonperforming loans	54%	—	—	n/m	56%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	3.13%	—	—	16.66%	3.74%

n/m – not meaningful

The following table shows the activity in the balance of nonperforming assets for the year ended December 31, 2011:

(dollars in thousands):	Balance at December 31, 2011	New NPA	Advances/ Capitalized Costs	Pay- downs / Sales	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at December 31, 2010
Real estate mortgage:
Residential	$8,525	$2,907	$81	$(3,120)	$(1,655)	$(1,459)	—	$11,771
Commercial	44,685	23,488	12	(11,357)	(4,451)	(1,952)	20	38,925
Consumer
Home equity lines	16,983	20,247	1,112	(2,505)	(9,746)	(2,667)	(62)	10,604
Home equity loans	558	600	203	(135)	(789)	(84)	62	701
Auto indirect	508	551	4	(916)	(427)	—	—	1,296
Other consumer	110	505	1	(362)	(117)	—	—	83
Commercial	8,068	9,597	194	(3,787)	(2,534)	—	(20)	4,618
Construction:
Residential	5,627	460	53	(311)	(634)	(771)	(287)	7,117
Commercial	667	642	—	(481)	(653)	—	287	872

Total nonperforming loans	85,731	58,997	1,660	(22,974)	(21,006)	(6,933)	—	75,987
Noncovered foreclosed assets	13,268	8,413	—	(5,794)	(1,259)	6,908	—	5,000
Covered foreclosed assets	3,064	—	9	(1,158)	(725)	25	—	4,913

Total nonperforming assets	$102,063	$67,410	$1,669	$(29,926)	$(22,990)	—	—	$85,900

The following tables and narratives describe the activity in the balance of nonperforming assets during each of the three-month periods ending March 31, June 30, September 30, and December 31, 2011. These tables and narratives are presented in chronological order:

Changes in nonperforming assets during the three months ended December 31, 2011

(dollars in thousands):	Balance at December 31, 2011	New NPA	Advances/ Capitalized Costs	Pay- downs / Sales	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at September 30, 2011
Real estate mortgage:
Residential	$8,525	$496	$10	$(389)	$(39)	—	—	$8,447
Commercial	44,685	7,231	2	(4,807)	(1,287)	(680)	—	44,226
Consumer
Home equity lines	16,983	4,657	53	(840)	(2,356)	(176)	(50)	15,695
Home equity loans	558	172	146	(62)	(239)	—	50	491
Auto indirect	508	77	2	(220)	(87)	—	—	736
Other consumer	110	63	—	(20)	(37)	—	—	104
Commercial	8,068	2,186	58	(2,069)	(327)	—	—	8,220
Construction:
Residential	5,627	197	12	(65)	(204)	(439)	—	6,126
Commercial	667	163	—	(16)	(502)	—	—	1,022

Total nonperforming loans	85,731	15,242	283	(8,488)	(5,078)	(1,295)	—	85,067
Noncovered foreclosed assets	13,268	—	—	(1,939)	(460)	1,270	—	14,397
Covered foreclosed assets	3,064	—	9	(311)	(132)	25		3,473

Total nonperforming assets	$102,063	$15,242	$293	$(10,738)	$(5,670)	—	—	$102,937

Nonperforming assets decreased during the fourth quarter of 2011 by $874,000 (0.85%) to $102,063,000 at December 31, 2011 compared to $102,937,000 at September 30, 2011. The decrease in nonperforming assets during the fourth quarter of 2011 was primarily the result of new nonperforming loans of $15,242,000, advances on existing nonperforming loans and capitalized costs on foreclosed assets of $293,000, less pay-downs or upgrades of nonperforming loans to performing status totaling $8,488,000, less dispositions of foreclosed assets totaling $2,250,000, less loan charge-offs of $5,078,000, and less write-downs of foreclosed assets of $592,000.

The $15,242,000 in new nonperforming loans during the fourth quarter of 2011 was comprised of increases of $496,000 on seven residential real estate loans, $7,231,000 on 10 commercial real estate loans, $4,829,000 on 55 home equity lines and loans, $77,000 on 19 indirect auto loans, $63,000 on 22 consumer loans, $2,186,000 on 19 C&I loans, $197,000 on two residential construction loans, and $163,000 on a two commercial construction loans.

The $7,231,000 in new nonperforming commercial real estate loans was primarily made up of a single loan in the amount of $1,530,000 secured by a commercial warehouse in northern California, a single loan in the amount of $351,000 secured by a commercial manufacturing facility in northern California, a single loan in the amount of $420,000 secured by a single family residence in northern California, a single loan in the amount of $529,000 secured by a single family residence in central California, two loans in the amount of $3,022,000 secured by a agricultural production land and structures in central California, and a single loan in the amount of $642,000 secured by a commercial office building in northern California. Related charge-offs are discussed below.

The $2,186,000 in new nonperforming C&I loans was primarily made up of a single loan in the amount of $1,823,000 secured by dairy livestock in central California. Related charge-offs are discussed below.

Loan charge-offs during the three months ended December 31, 2011

In the fourth quarter of 2011, the Company recorded $5,078,000 in loan charge-offs and $262,000 in deposit overdraft charge-offs less $328,000 in loan recoveries and $197,000 in deposit overdraft recoveries resulting in $4,815,000 of net charge-offs. Primary causes of the loan charges taken in the fourth quarter of 2011 were gross charge-offs of $39,000 on two residential real estate loans, $1,287,000 on 14 commercial real estate loans, $2,595,000 on 57 home equity lines and loans, $87,000 on 34 indirect auto loans, $37,000 on 20 other consumer loans, $327,000 on 18 C&I loans, $204,000 on four residential construction loans, and $502,000 on two commercial construction loans.

The $1,287,000 in charge-offs the bank took in its commercial real estate portfolio was primarily comprised of a $323,000 charge on a loan secured by mixed use commercial property in central California and a $346,000 charge on a loan secured by a multi-family residence in central California. The remaining $618,000 was spread over 12 loans spread throughout the Company’s footprint.

The $502,000 in charge-offs the Bank took in its commercial construction portfolio was comprised entirely of two unsecured lines of credit extended to real estate developers in northern California.

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

Changes in nonperforming assets during the three months ended September 30, 2011

(dollars in thousands):	Balance at September 30, 2011	New NPA	Advances/ Capitalized Costs	Pay- downs / Sales	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at June 30, 2011
Real estate mortgage:
Residential	$8,447	$179	—	$(1,524)	$(170)	$(662)	—	$10,624
Commercial	44,226	5,155	9	(2,594)	(1,176)	—	—	42,832
Consumer
Home equity lines	15,695	11,309	12	(556)	(1,861)	(572)	—	7,363
Home equity loans	491	376	—	(24)	(287)	—	—	426
Auto indirect	736	168	1	(191)	(105)	—	—	863
Other consumer	104	54	—	(17)	(26)	—	—	93
Commercial	8,220	4,700	136	(347)	(449)	—	—	4,180
Construction:
Residential	6,126	58	—	(49)	—	(133)	—	6,250
Commercial	1,022	—	—	(11)	(56)	—	—	1,089

Total nonperforming loans	85,067	21,999	158	(5,313)	(4,130)	(1,367)	—	73,720
Noncovered foreclosed assets	14,397	8,413	—	(941)	(306)	1,367	—	5,864
Covered foreclosed assets	3,473	—	—	—	—	—	—	3,473

Total nonperforming assets	$102,937	$30,412	$158	$(6,254)	$(4,436)	—	—	$83,057

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

Changes in nonperforming assets during the three months ended June 30, 2011

(dollars in thousands):	Balance at June 30, 2011	New NPA	Advances/ Capitalized Costs	Pay- downs / Sales	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at March 31, 2011
Real estate mortgage:
Residential	$10,624	$416	$9	$(831)	$(321)	$(797)	—	$12,148
Commercial	42,832	10,659	1	(1,680)	(1,621)	(361)	—	35,834
Consumer
Home equity lines	7,363	1,615	466	(486)	(1,928)	(1,337)	—	9,033
Home equity loans	426	41	57	(41)	(264)	(84)	—	717
Auto indirect	863	133	—	(228)	(100)	—	—	1,058
Other consumer	93	47	1	(12)	(21)	—	—	78
Commercial	4,180	909	—	(857)	(202)	—	—	4,330
Construction:
Residential	6,250	205	29	(73)	(395)	(169)	—	6,653
Commercial	1,089	—	—	(18)	(95)	—	—	1,202

Total nonperforming loans	73,720	14,025	563	(4,226)	(4,947)	(2,748)	—	71,053
Noncovered foreclosed assets	5,864	—	—	(931)	(425)	2,748	—	4,472
Covered foreclosed assets	3,473	—	—	(825)	(213)	—	—	4,511

Total nonperforming assets	$83,057	$14,025	$563	$(5,982)	$(5,585)	—	—	$80,036

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

Changes in nonperforming assets during the three months ended March 31, 2011

(dollars in thousands):	Balance at March 31, 2011	New NPA	Advances/ Capitalized Costs	Pay- downs / Sales	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at December 31, 2010
Real estate mortgage:
Residential	$12,148	$1,816	$62	$(376)	$(1,125)	—	—	$11,771
Commercial	35,834	443	—	(2,275)	(368)	(911)	20	38,925
Consumer
Home equity lines	9,033	2,654	581	(623)	(3,601)	(582)	—	10,604
Home equity loans	717	23	—	(7)	—	—	—	701
Auto indirect	1,058	173	1	(277)	(135)	—	—	1,296
Other consumer	78	237	—	(13)	(229)	—	—	83
Commercial	4,330	1,802	—	(514)	(1,556)	—	(20)	4,618
Construction:
Residential	6,653	—	12	(124)	(35)	(30)	(287)	7,117
Commercial	1,202	479	—	(436)	—	—	287	872

Total nonperforming loans	71,053	7,627	656	(4,645)	(7,049)	(1,523)	—	75,987
Noncovered foreclosed assets	4,472	—	—	(1,983)	(68)	1,523	—	5,000
Covered foreclosed assets	4,511	—	—	(21)	(381)	—	—	4,913

Total nonperforming assets	$80,036	$7,627	656	$(6,649)	$(7,498)	—	—	$85,900

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

Specifically, in assessing how much environmental factor allowance needed to be provided at December 31, 2011, management considered the following:

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

The Components of the Allowance for Loan Losses

The following table sets forth the Bank’s allowance for loan losses as of the dates indicated (dollars in thousands):

	December 31,
	2011	2010	2009	2008	2007
Allowance for originated and PNCI loan losses:
Specific allowance	$5,993	$6,945	$8,627	$5,850	$1,791
Formula allowance	32,023	31,070	23,361	17,989	9,888
Environmental factors allowance	3,687	2,948	3,485	3,751	5,652

Allowance for originated and PNCI loan losses	41,703	40,963	35,473	27,590	17,331
Allowance for PCI loan losses	4,211	1,608	—	—	—

Allowance for loan losses	$45,914	$42,571	$35,473	$27,590	$17,331

Allowance for loan losses to loans	2.96%	3.00%	2.37%	1.73%	1.12%

Based on the current conditions of the loan portfolio, management believes that the $45,914,000 allowance for loan losses at December 31, 2011 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for loan losses between loan types:

	December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Real estate mortgage	$15,621	$15,707	$7,689	$10,967	$7,170
Consumer	20,506	17,779	17,026	8,470	6,796
Commercial	6,545	5,991	6,958	7,002	2,010
Real estate construction	3,242	3,094	3,800	1,151	1,355

Total allowance for loan losses	$45,914	$42,571	$35,473	$27,590	$17,331

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total allowance for loan losses:

	December 31,
	2011	2010	2009	2008	2007
Real estate mortgage	34.0%	36.9%	21.7%	50.5%	46.1%
Consumer	44.7%	41.8%	48.0%	32.3%	34.5%
Commercial	14.2%	14.1%	19.6%	11.9%	10.6%
Real estate construction	7.1%	7.2%	10.7%	5.3%	8.8%

Total allowance for loan losses	100.0%	100.0%	100.0%	100.0%	100.0%

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the years indicated (dollars in thousands):

	Year ended December 31,
	2011	2010	2009	2008	2007
Allowance for loan losses:
Balance at beginning of period	$42,571	$35,473	$27,590	$17,331	$16,914
Provision for loan losses	23,060	37,458	31,450	20,950	3,032
Loans charged off:
Real estate mortgage:
Residential	(1,655)	(1,498)	(583)	(691)	—
Commercial	(4,451)	(8,281)	(1,223)	(18)	—
Consumer:
Home equity lines	(9,746)	(11,221)	(7,487)	(2,942)	(678)
Home equity loans	(789)	(1,339)	(656)	(409)	—
Auto indirect	(427)	(1,403)	(2,806)	(2,710)	(1,581)
Other consumer	(1,158)	(1,687)	(1,238)	(1,237)	(1,062)
Commercial	(2,534)	(3,539)	(3,219)	(709)	(437)
Construction:
Residential	(634)	(4,666)	(7,737)	(3,203)	—
Commercial	(653)	(94)	(89)	—	—

Total loans charged off	(22,047)	(33,728)	(25,038)	(11,919)	(3,758)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	126	2	40	—	—
Commercial	127	1,456	71	58	57
Consumer:
Home equity lines	573	138	98	13	1
Home equity loans	45	15	—	—	5
Auto indirect	379	505	484	441	261
Other consumer	839	816	677	685	640
Commercial	173	205	71	31	179
Construction:
Residential	28	231	30	—	—
Commercial	40	—	—	—	—

Total recoveries of previously charged off loans	2,330	3,368	1,471	1,228	1,143

Net charge-offs	(19,717)	(30,360)	(23,567)	(10,691)	(2,615)

Balance at end of period	$45,914	$42,571	$35,473	$27,590	$17,331

Reserve for unfunded commitments:
Balance at beginning of period	$2,640	$3,640	$2,565	$2,090	$1,849
Provision for losses – unfunded commitments	100	(1,000)	1,075	475	241

Balance at end of period	$2,740	$2,640	$3,640	$2,565	$2,090

Balance at end of period:
Allowance for loan losses	$45,914	$42,571	$35,473	$27,590	$17,331
Reserve for unfunded commitments	2,740	2,640	3,640	2,565	2,090

Allowance for loan losses and reserve for unfunded commitments	$48,654	$45,211	$39,113	$30,155	$19,421

As a percentage of total loans at end of period:
Allowance for loan losses	2.96%	3.00%	2.37%	1.73%	1.12%
Reserve for unfunded commitments	0.18%	0.18%	0.24%	0.16%	0.13%

Allowance for loan losses and reserve for unfunded commitments	3.14%	3.18%	2.61%	1.89%	1.25%

Average total loans	$1,442,821	$1,464,606	$1,542,147	$1,549,014	$1,511,331
Ratios:
Net charge-offs during period to average loans outstanding during period	1.37%	2.07%	1.53%	0.69%	0.17%
Provision for loan losses to average loans outstanding	1.60%	2.56%	2.04%	1.35%	0.20%
Allowance for loan losses to loans at year end	2.96%	3.00%	2.37%	1.73%	1.12%

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the years indicated (dollars in thousands):

(dollars in thousands):	Balance at December 31, 2011	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at December 31, 2010
Noncovered:
Land & Construction	$5,034	$4,027	—	$(735)	$(802)	$333	—	$2,211
Residential real estate	3,190	442	—	(3,816)	(318)	4,433	—	2,449
Commercial real estate	5,044	3,943	—	(1,243)	(139)	2,143	—	340

Total noncovered	13,268	8,412	—	(5,794)	(1,259)	6,909	—	5,000

Covered:
Land & Construction	1,799	—	9	(917)	(334)	25	—	3,016
Residential real estate	180	—	—	—	(6)	—	—	186
Commercial real estate	1,085	—	—	(241)	(385)	—	—	1,711

Total covered	3,064	—	9	(1,158)	(725)	25	—	4,913

Total foreclosed assets	$16,332	$8,412	$9	$(6,952)	$(1,984)	$6,934	—	$9,913

(dollars in thousands):	Balance at December 31, 2010	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at December 31, 2009
Noncovered:
Land & Construction	$2,211	—	$139	($1,540)	($504)	$2,971	—	$1,145
Residential real estate	2,449	—	—	(2,040)	(174)	3,286	—	1,377
Commercial real estate	340	—	—	(725)	(219)	80	—	1,204

Total noncovered	5,000	—	139	(4,305)	(897)	6,337	—	3,726

Covered:
Land & Construction	3,016	2,467	—	(305)	(174)	1,028	—	—
Residential real estate	186	—	—	—	—	186	—	—
Commercial real estate	1,711	2,162	—	—	(451)	—	—	—

Total covered	4,913	4,629	—	(305)	(625)	1,214	—	—

Total foreclosed assets	$9,913	$4,629	$139	($4,610)	($1,522)	$7,551	—	$3,726

Intangible Assets

Intangible assets at December 31, 2011 and 2010 were comprised of the following:

	December 31,
	2011	2010
	(dollars in thousands)
Core-deposit intangible	$1,301	$580
Goodwill	15,519	15,519

Total intangible assets	$16,820	$16,099

The core-deposit intangible assets resulted from the Bank’s acquisition of Citizens in 2011, Granite in 2010, and the 2003 acquisition of North State National Bank. The core-deposit intangible related to the North State National Bank acquisition became fully amortized in 2011. The goodwill intangible asset resulted from the North State National Bank acquisition. Amortization of core deposit intangible assets amounting to $177,000, $307,000, and $328,000 was recorded in 2011, 2010, and 2009, respectively.

Deposits

Deposits at December 31, 2011 increased $338,363,000 (18.3%) over the 2010 year-end balances to $2,190,536,000. All categories of deposits were up in 2011 except time certificates. Included in the December 31, 2011 certificate of deposit balances is $5,000,000 from the State of California. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank.

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

Interest Rate Risk Simulation of Net Interest Income and Net Income as of December 31, 2011

Change in Interest Rates (Basis Points)	Estimated Change in Net Interest Income (NII) (as % of “flat” NII)
+200 (ramp)	1.57%
+100 (ramp)	0.65%
+ 0 (flat)	—
-100 (ramp)	(0.84%)

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

The following table summarizes the effect on market value of equity due to changing interest rates as measured against a flat rate (no change) scenario:

Interest Rate Risk Simulation of Market Value of Equity as of December 31, 2011

Change in Interest Rates (Basis Points)	Estimated Change in Market Value of Equity (MVE) (as % of “flat” MVE)
+200 (shock)	10.03%
+100 (shock)	5.99%
+ 0 (flat)	—
-100 (shock)	(16.64%)

These results indicate that given a “flat” balance sheet scenario, and if deposit rates track general interest rate changes by approximately 50%, the Company’s balance sheet is neutral to slightly asset sensitive over a twelve month time horizon. “Neutral sensitivity” implies that net interest income does not change when interest rates change. “Asset sensitive” implies that net interest income increases when interest rates rise, and decrease when interest rates decrease. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

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

The following interest rate sensitivity table shows the Bank’s repricing gaps as of December 31, 2011. In this table transaction deposits, which may be repriced at will by the Bank, have been included in the less than 3-month category. The inclusion of all of the transaction deposits in the less than 3-month repricing category causes the Bank to appear liability sensitive. Because the Bank may reprice its transaction deposits at will, transaction deposits may or may not reprice immediately with changes in interest rates.

Due to the limitations of gap analysis, as described above, the Bank does not actively use gap analysis in managing interest rate risk. Instead, the Bank relies on the more sophisticated interest rate risk simulation model described above as its primary tool in measuring and managing interest rate risk.

Interest Rate Sensitivity – December 31, 2011	Repricing within:
(dollars in thousands)	Less than 3 months	3 - 6 months	6 - 12 months	1 - 5 years	Over 5 years
Interest-earning assets:
Cash at Federal Reserve and other banks	$563,623	—	—	—	—
Securities	20,113	22,989	32,312	107,181	46,628
Loans	502,614	77,789	159,769	655,319	155,541

Total interest-earning assets	1,086,350	100,778	192,081	762,500	202,169

Interest-bearing liabilities Transaction deposits	1,228,747	—	—	—	—
Time	143,445	100,646	94,643	81,779	—
Other borrowings	11,527	8,014	53,000	—	—
Junior subordinated debt	41,238	—	—	—	—

Total interest-bearing liabilities	$1,424,957	$108,660	$147,643	$81,779	—

Interest sensitivity gap	$(338,607)	$(7,882)	$44,438	$680,721	$202,169
Cumulative sensitivity gap	$(338,607)	$(346,489)	$(302,051)	$378,670	$580,839
As a percentage of earning assets:
Interest sensitivity gap	(14.5%)	(0.3%)	1.9%	29.0%	8.6%
Cumulative sensitivity gap	(14.5%)	(14.8%)	(12.9%)	16.1%	24.7%

Liquidity

Liquidity refers to the Bank’s ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet. Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Consolidated Statement of Cash Flows. Net cash provided by investing activities totaled approximately $153,361,000 in 2011. A net decrease in investment balances and cash received from the Citizens acquisition were the major sources of funds in this category.

Liquidity may also be generated from liabilities through deposit growth and borrowings. These activities are included under financing activities in the Consolidated Statement of Cash Flows. In 2011, financing activities provide funds totaling $81,184,000 due mainly to a $98,464,000 increase in deposit balances. Dividends paid and a decrease in short-term other borrowings used $5,742,000 and $11,517,000 of funds, respectively. The Bank also had available correspondent banking lines of credit totaling $5,000,000 at December 31, 2011. In addition, at December 31, 2011, the Company had loans and securities available to pledge towards future borrowings from the Federal Home Loan Bank and the Federal Reserve Bank of up to $499,806,000 and $70,816,000, respectively. As of December 31, 2011, the Company had $72,541,000 of long-term debt and other borrowings as described in Note 16 of the consolidated financial statements of the Company and the related notes at Item 8 of this report. While these sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided or used through the results of operating activities. In 2011, operating activities provided cash of $31,664,000.

The Bank classifies its entire investment portfolio as available for sale (AFS). The AFS securities plus cash and cash equivalents in excess of reserve requirements totaled $846,355,000 at December 31, 2011, which was 33.1% of total assets at that time. This was up from $634,986,000 and 29.0% at the end of 2010.

It is anticipated that loan demand will be weak during 2012, although such demand will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to interest rates. The growth of deposit balances is subject to heightened competition, the success of the Company’s sales efforts, delivery of superior customer service and market conditions. The reduction in the federal funds rate to its current low level resulted in declining short-term interest rates, which could impact deposit volumes in the future. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, to reduce short-term borrowings or purchase investment securities. However, due to concerns such as uncertainty in the general economic environment, competition and political uncertainty, loan demand and levels of customer deposits are not certain.

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

The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in the following table. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available. The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank’s option. At December 31, 2011, 2010 and 2009, the Bank had $5,000,000, $5,000,000 and $79,000,000, respectively, of these State deposits.

Certificates of Deposit in Denominations of $100,000 or More

	Amounts as of December 31,
(dollars in thousands)	2011	2010	2009
Time remaining until maturity:
Less than 3 months	$82,497	$91,208	$183,592
3 months to 6 months	49,613	49,976	62,925
6 months to 12 months	46,446	54,316	50,106
More than 12 months	41,818	40,491	25,453

Total	$220,374	$235,991	$322,076

Loan demand also affects the Bank’s liquidity position. The following table presents the maturities of loans, net of deferred loan costs, at December 31, 2011:

	Within One Year	After One But Within 5 Years	After 5 Years	Total
	(dollars in thousands)
Loans with predetermined interest rates:
Real estate mortgage	$78,540	$116,291	$95,733	$290,564
Consumer	15,431	26,873	13,199	55,503
Commercial	13,568	23,078	4,310	40,956
Real estate construction	6,925	4,067	13,225	24,217

	$114,464	$170,309	$126,467	$411,240

Loans with floating interest rates:
Real estate mortgage	$35,730	$180,336	$459,292	$675,358
Consumer	345	523	349,959	350,827
Commercial	72,265	23,058	2,852	98,175
Real estate construction	5,647	4,279	5,506	15,432

	$113,987	$208,196	$817,609	$1,139,792

Total loans	$228,451	$378,505	$944,076	$1,551,032

The maturity distribution and yields of the investment portfolio at December 31, 2011 is presented in the following table. The timing of the maturities indicated in the table below is based on final contractual maturities. Most mortgage-backed securities return principal throughout their contractual lives. As such, the weighted average life of mortgage-backed securities based on outstanding principal balance is usually significantly shorter than the final contractual maturity indicated below. Yields on tax exempt securities are shown on a tax equivalent basis. At December 31, 2011, the Bank had no held-to-maturity securities.

	Within One Year		After One Year but Through Five Years		After Five Years but Through Ten Years		After Ten Years		Total
	AmountYield		AmountYield		AmountYield		AmountYield		AmountYield
	(dollars in thousands)
Securities Available-for-Sale
Obligations of US government corporations and agencies	$695	3.94%	$14,907	4.08%	$62,139	2.68%	$139,643	4.13%	$217,384	3.70%
Obligations of states and political subdivisions	361	7.75%	2,324	7.61%	3,970	7.28%	3,373	6.64%	10,028	7.16%
Corporate bonds	—	—	1,811	1.98%	—	—	—	—	1,811	1.98%

Total securities available-for-sale	$1,056	5.42%	$19,042	4.29%	$66,109	2.95%	$143,016	4.19%	$229,223	3.85%

Off-Balance Sheet Items

The Bank has certain ongoing commitments under operating and capital leases. See Note 18 of the financial statements at Item 8 of this report for the terms. These commitments do not significantly impact operating results. As of December 31, 2011 commitments to extend credit and commitments related to the Bank’s deposit overdraft privilege product were the Bank’s only financial instruments with off-balance sheet risk. The Bank has not entered into any material contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $534,370,000 and $523,617,000 at December 31, 2011 and 2010, respectively, and represent 34.5% of the total loans outstanding at year-end 2011 versus 36.9% at December 31, 2010. Commitments related to the Bank’s deposit overdraft privilege product totaled $61,623,000 and $38,600,000 at December 31, 2011 and 2010, respectively.

Certain Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of December 31, 2011:

(dollars in thousands)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Other collateralized borrowings, fixed rate of 0.05% payable on January 2, 2012	$8,527	$8,527	—	—	—
Repurchase Agreement(2)	50,000	50,000	—	—	—
Junior subordinated debt(3)	20,619	—	—	—	20,619
Junior subordinated debt(4)	20,619	—	—	—	20,619
Operating lease obligations	8,881	2,773	3,918	1,478	712
Deferred compensation(1)	5,882	716	1,411	1,232	2,523
Supplemental retirement plans(1)	3,184	436	700	677	1,371

Total contractual obligations	$117,712	$62,452	$6,029	$3,387	$45,844

(1)	These amounts represent known certain payments to participants under the Company’s deferred compensation and supplemental retirement plans. See Note 25 in the financial statements at Item 8 of this report for additional information related to the Company’s deferred compensation and supplemental retirement plan liabilities.
(2)	Repurchase agreement, rate is fixed at 4.72% and is callable in its entirety by counterparty on a quarterly basis, matures on August 30, 2012.
(3)	Junior subordinated debt, adjustable rate of three-month LIBOR plus 3.05%, callable in whole or in part by the Company on a quarterly basis beginning October 7, 2008, matures October 7, 2033.
(4)	Junior subordinated debt, adjustable rate of three-month LIBOR plus 2.55%, callable in whole or in part by the Company on a quarterly basis beginning July 23, 2009, matures July 23, 2034.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” under Item 7 of this report which is incorporated herein.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRICO BANCSHARES

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2011	2010
	(in thousands, except share data)
Assets:
Cash and due from banks	$73,652	$57,254
Cash at Federal Reserve and other banks	563,623	313,812

Cash and cash equivalents	637,275	371,066
Securities available-for-sale	229,223	277,271
Restricted equity securities	10,610	9,133
Loans held for sale	10,219	4,988
Loans	1,551,032	1,419,571
Allowance for loan losses	(45,914)	(42,571)

Total loans, net	1,505,118	1,377,000
Foreclosed assets, net	16,332	9,913
Premises and equipment, net	19,893	19,120
Cash value of life insurance	50,403	50,541
Accrued interest receivable	7,312	7,131
Goodwill	15,519	15,519
Other intangible assets, net	1,301	580
Mortgage servicing rights	4,603	4,605
Indemnification asset	4,405	5,640
Other assets	43,384	37,282

Total assets	$2,555,597	$2,189,789

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$541,276	$424,070
Interest-bearing	1,649,260	1,428,103

Total deposits	2,190,536	1,852,173
Accrued interest payable	1,674	2,151
Reserve for unfunded commitments	2,740	2,640
Other liabilities	30,427	29,170
Other borrowings	72,541	62,020
Junior subordinated debt	41,238	41,238

Total liabilities	2,339,156	1,989,392

Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding:
15,978,958 at December 31, 2011	84,079
15,860,138 at December 31, 2010		81,554
Retained earnings	128,551	117,533
Accumulated other comprehensive income, net of tax	3,811	1,310

Total shareholders’ equity	216,441	200,397

Total liabilities and shareholders’ equity	$2,555,597	$2,189,789

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$92,691	$93,073	$99,996
Debt securities:
Taxable	8,733	10,007	11,000
Tax exempt	524	700	986
Dividends	27	32	19
Interest bearing cash at
Federal Reserve and other banks	1,007	760	332

Total interest and dividend income	102,982	104,572	112,333

Interest expense:
Deposits	6,559	10,447	17,891
Other borrowings	2,420	2,412	1,221
Junior subordinated debt	1,259	1,274	1,503

Total interest expense	10,238	14,133	20,615

Net interest income	92,744	90,439	91,718
Provision for loan losses	23,060	37,458	31,450

Net interest income after provision for loan losses	69,684	52,981	60,268

Noninterest income:
Service charges and fees	23,944	23,100	22,822
Gain on sale of loans	3,037	3,647	3,466
Commissions on sale of non-deposit investment products	2,105	1,209	1,632
Increase in cash value of life insurance	1,885	1,847	1,879
Bargain purchase gain	7,575	232	—
Other	4,267	2,660	530

Total noninterest income	42,813	32,695	30,329

Noninterest expense:
Salaries and related benefits	44,203	40,105	39,810
Other	38,512	37,100	35,640

Total noninterest expense	82,715	77,205	75,450

Income before income taxes	29,782	8,471	15,147

Provision for income taxes	11,192	2,466	5,185

Net income	$18,590	$6,005	$9,962

Earnings per share:
Basic	$1.17	$0.38	$0.63
Diluted	$1.16	$0.37	$0.62

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2011, 2010 and 2009

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	(in thousands, except share data)
Balance at December 31, 2008	15,756,101	$78,246	$117,630	$2,056	$197,932
Comprehensive income:
Net income			9,962		9,962
Change in net unrealized gain on Securities available for sale, net				1,070	1,070
Change in joint beneficiary agreement liability, net				2	2
Change in minimum pension liability, net				(850)	(850)

Total comprehensive income					10,184
Stock option vesting		477			477
Stock options exercised	58,213	887			887
Tax benefit of stock options exercised		30			30
Repurchase of common stock	(26,561)	(132)	(520)		(652)
Dividends paid ($0.52 per share)			(8,209)		(8,209)

Balance at December 31, 2009	15,787,753	$79,508	$118,863	$2,278	$200,649
Comprehensive income:
Net income			6,005		6,005
Change in net unrealized gain on Securities available for sale, net				(24)	(24)
Change in joint beneficiary agreement liability, net				(1)	(1)
Change in minimum pension liability, net				(943)	(943)

Total comprehensive income					5,037
Stock option vesting		800			800
Stock options exercised	146,403	1,229			1,229
Tax benefit of stock options exercised		390			390
Repurchase of common stock	(74,018)	(373)	(991)		(1,364)
Dividends paid ($0.40 per share)			(6,344)		(6,344)

Balance at December 31, 2010	15,860,138	$81,554	$117,533	$1,310	$200,397
Comprehensive income:
Net income			18,590		18,590
Change in net unrealized gain on Securities available for sale, net				1,504	1,504
Change in joint beneficiary agreement liability, net				(143)	(143)
Change in minimum pension liability, net				1,140	1,140

Total comprehensive income					21,091
Stock option vesting		830			830
Stock option forfeiture		(114)			(114)
Stock options exercised	296,250	2,428			2,428
Tax benefit of stock options exercised		296			296
Repurchase of common stock	(177,430)	(915)	(1,830)		(2,745)
Dividends paid ($0.36 per share)			(5,742)		(5,742)

Balance at December 31, 2011	15,978,958	$84,079	$128,551	$3,811	$216,441

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Operating activities:
Net income	$18,590	$6,005	$9,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	3,309	3,492	3,425
Amortization of intangible assets	177	307	328
Provision for loan losses	23,060	37,458	31,450
Amortization of investment securities premium, net	1,435	1,185	348
Originations of loans for resale	(119,855)	(179,504)	(119,290)
Proceeds from sale of loans originated for resale	116,556	181,259	121,088
Gain on sale of loans	(3,037)	(3,647)	(3,466)
Change in market value of mortgage servicing rights	1,107	1,029	551
Provision for losses on foreclosed assets	1,984	1,522	220
Gain on sale of foreclosed assets	(680)	(562)	(168)
Loss on disposal of fixed assets	15	58	138
Increase in cash value of life insurance	(1,885)	(1,847)	(1,879)
Stock option vesting expense	830	800	477
Stock option excess tax benefits	(296)	(390)	(30)
Bargain purchase gain	(7,575)	(232)	—
Deferred income tax benefit	(1,691)	(4,867)	(3,515)
Change in:
Reserve for unfunded commitments	100	(1,000)	1,075
Interest receivable	(181)	632	172
Interest payable	(477)	(1,463)	(2,532)
Other assets and liabilities, net	178	10,951	(12,411)

Net cash from operating activities	31,664	51,186	25,943

Investing activities:
Proceeds from maturities of securities available-for-sale	84,016	92,427	85,833
Purchases of securities available-for-sale	(25,456)	(156,348)	(29,396)
Redemption (purchase) of restricted equity securities, net	449	837	(39)
Loan principal decreases, net	9,363	102,890	62,663
Proceeds from sale of premises and equipment	1	6	2
Improvement of foreclosed assets	—	(139)	—
Proceeds from sale of other real estate owned	7,632	5,172	1,815
Purchases of premises and equipment	(3,350)	(3,156)	(2,633)
Cash received from acquisitions	80,706	18,764	—

Net cash from investing activities	153,361	60,453	118,245

Financing activities:
Net (decrease) increase in deposits	98,464	(71,340)	159,242
Payments of principal on long-term other borrowings	—	—	(90)
Net change in short-term other borrowings	(11,517)	(9,733)	(35,162)
Stock option excess tax benefits	296	390	30
Repurchase of common stock	(753)	(338)	—
Dividends paid	(5,742)	(6,344)	(8,209)
Exercise of stock options	436	203	235

Net cash from financing activities	81,184	(87,162)	116,046

Net change in cash and cash equivalents	266,209	24,477	260,234

Cash and cash equivalents and beginning of year	371,066	346,589	86,355

Cash and cash equivalents at end of year	$637,275	$371,066	$346,589

Supplemental disclosure of noncash activities:
Unrealized gain (loss) on securities available for sale	$2,594	$(41)	$1,846
Loans transferred to foreclosed assets	6,943	7,690	4,408
Market value of shares tendered by employees in-lieu of cash to pay for exercise of options and/or related taxes	1,992	1,026	652
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	10,715	15,596	23,147
Cash paid for income taxes	16,625	2,825	10,292
Assets acquired in acquisition	270,304	100,282	—
Liabilities assumed in acquisition	$262,729	$100,050	—

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

Note 1 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Tri Counties Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, investments, intangible assets, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The allowance for loan losses, goodwill and other intangible assets, income taxes, fair value of assets acquired and liabilities assumed in business combinations, and the valuation of mortgage servicing rights are the only accounting estimates that materially affect the Company’s consolidated financial statements.

As described in Note 2, the Bank assumed the banking operations of two failed financial institutions from the FDIC under whole bank purchase agreements. The acquired assets and assumed liabilities were measured at estimated fair value values as required by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations. The Company made significant estimates and exercised significant judgment in accounting for the acquisitions. The Company determined loan fair values based on loan file reviews, loan risk ratings, appraised collateral values, expected cash flows and historical loss factors. Foreclosed assets were primarily valued based on appraised values of the repossessed loan collateral. An identifiable intangible was also recorded representing the fair value of the core deposit customer base based on an evaluation of the cost of such deposits relative to alternative funding sources. The fair value of time deposits and borrowings were determined based on the present value of estimated future cash flows using current rates as of the acquisition date.

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

Investment Securities

The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. During the years ended December 31, 2011 and 2010, the Company did not have any securities classified as either held-to-maturity or trading. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of other accumulated comprehensive income (loss) in shareholders’ equity until realized. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold.

The Company assesses other-than-temporary impairment (“OTTI”) based on whether it intends to sell a security or if it is likely that the Company would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. No OTTI losses were recognized during the years ended December 31, 2011 and 2010.

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

Credit risk is inherent in the business of lending. As a result, the Company maintains an allowance for loan losses to absorb losses inherent in the Company’s originated loan portfolio. This is maintained through periodic charges to earnings. These charges are included in the Consolidated Statements of Income as provision for loan losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance. However, for a variety of reasons, not all losses are immediately known to the Company and, of those that are known, the full extent of the loss may not be quantifiable at that point in time. The balance of the Company’s allowance for originated loan losses is meant to be an estimate of these unknown but probable losses inherent in the portfolio.

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

Loans purchased or acquired in a business combination are referred to as acquired loans. Acquired loans are valued as of acquisition date in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 805, Business Combinations. Loans acquired with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are referred to as purchased credit impaired (PCI) loans. PCI loans are accounted for under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under FASB ASC Topic 805 and FASB ASC Topic 310-30, PCI loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date. Fair value is defined as the present value of the future estimated principal and interest payments of the loan, with the discount rate used in the present value calculation representing the estimated effective yield of the loan. Default rates, loss severity, and prepayment speed assumptions are periodically reassessed and our estimate of future payments is adjusted accordingly. The difference between contractual future payments and estimated future payments is referred to as the nonaccretable difference. The difference between estimated future payments and the present value of the estimated future payments is referred to as the accretable yield. The accretable yield represents the amount that is expected to be recorded as interest income over the remaining life of the loan. If after acquisition, the Company determines that the estimated future cash flows of a PCI loan are expected to be more than the originally estimated, an increase in the discount rate (effective yield) would be made such that the newly increased accretable yield would be recognized, on a level yield basis, over the remaining estimated life of the loan. If, after acquisition, the Company determines that the estimated future cash flows of a PCI loan are expected to be less than the previously estimated, the discount rate would first be reduced until the present value of the reduced cash flow estimate equals the previous present value however, the discount rate may not be lowered below its original level at acquisition. If the discount rate has been lowered to its original level and the present value has not been sufficiently lowered, an allowance for loan loss would be established through a provision for loan losses charged to expense to decrease the present value to the required level. If the estimated cash flows improve after an allowance has been established for a loan, the allowance may be partially or fully reversed depending on the improvement in the estimated cash flows. Only after the allowance has been fully reversed may the discount rate be increased. PCI loans are put on nonaccrual status when cash flows cannot be reasonably estimated. PCI loans on nonaccrual status are accounted for using the cost recovery method or cash basis method of income recognition. PCI loans are charged off when evidence suggests cash flows are not recoverable. Foreclosed assets from PCI loans are recorded in foreclosed assets at fair value with the fair value at time of foreclosure representing cash flow from the loan. ASC 310-30 allows PCI loans with similar risk characteristics and acquisition time frame to be “pooled” and have their cash flows aggregated as if they were one loan. The Company elected to use the “pooled” method of ASC 310-30 for PCI – other loans in both the Citizens and Granite acquisitions.

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

When referring to PNCI and PCI loans we will use the terms “nonaccretable difference”, “accretable yield”, or “purchase discount”. Nonaccretable difference is the difference between undiscounted contractual cash flows due and undiscounted cash flows we expect to collect, or put another way, it is the undiscounted contractual cash flows we do not expect to collect. Accretable yield is the difference between undiscounted cash flows we expect to collect and the value at which we have recorded the loan on our financial statements. On the date of acquisition, all purchased loans are recorded on our financial statements at estimated fair value. Purchase discount is the difference between the estimated fair value of loans on the date of acquisition and the principal amount owed by the borrower, net of charge offs, on the date of acquisition. We may also refer to “discounts to principal balance of loans owed, net of charge-offs”. Discounts to principal balance of loans owed, net of charge-offs is the difference between principal balance of loans owed, net of charge-offs, and loans as recorded on our financial statements. Discounts to principal balance of loans owed, net of charge-offs arise from purchase discounts, and equal the purchase discount on the acquisition date.

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

Recent Accounting Pronouncements

FASB issued ASU No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update was effective for the Company on January 1, 2011 and did not have a significant impact on the Company’s financial statements.

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

FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income. ASU 2011-05 amends Topic 220, Comprehensive Income, to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment. ASU 2011-08 amends Topic 350, Intangibles – Goodwill and Other, to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

FASB issued ASU 2011-11, Balance Sheet—Disclosures about Offsetting Assets and Liabilities (Topic 210). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Update is not expected to have a significant impact on the Company’s financial statements.

FASB issued ASU 2011-12, Comprehensive Income—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 updates and supersedes certain pending paragraphs relating to the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. This Update is effective concurrent with ASU 2011-05, and is not expected to have a significant impact on the Company’s financial statements.

Note 2 – Business Combinations

On September 23, 2011, the California Department of Financial Institutions closed Citizens Bank of Northern California (“Citizens”), Nevada City, California and appointed the FDIC as receiver. That same date, the Bank assumed the banking operations of Citizens from the FDIC under a whole bank purchase and assumption agreement without loss sharing. With this agreement, the Bank added one administration building and seven traditional bank branches, including two in Grass Valley, and one in each of Nevada City, Penn Valley, Lake of the Pines, Truckee, and Auburn, California. This acquisition is consistent with the Bank’s community banking expansion strategy and provides further opportunity to fill in the Bank’s market presence in the Northern California market.

The operations of Citizens, included in the Company’s operating results from September 23, 2011 to December 31, 2011, added approximately $6,171,000 and $54,000 to interest income and interest expense, respectively, $1,462,000 to provision for loan losses, $8,029,000to noninterest income, including a bargain purchase gain of $7,575,000, and $1,865,000 to noninterest expense. Included in the $6,171,000 of Citizens related interest income recorded from September 23, 2011 to December 31, 2011, is $3,146,000 of interest income from fair value discount accretion. Such operating results are not necessarily indicative of future operating results. Citizens’ results of operations prior to the acquisition are not included in the Company’s operating results. As of December 31, 2011, nonrecurring expenses related to the Citizens acquisition were insignificant.

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

The Bank acquired only certain assets and assumed certain liabilities of Citizens. A significant portion of Citizens’s operations, its facilities and its central operations and administrative functions were not retained by the Bank. Therefore, disclosure of supplemental pro forma financial information, especially prior period comparison is deemed neither practical nor meaningful given the troubled nature of Citizens prior to the date of acquisition. The Bank did not immediately acquire all the banking facilities, furniture or equipment of Citizens as part of the purchase and assumption agreement. However, the Bank had the option to lease the real estate and purchase the furniture and equipment from the FDIC. The term of this option expired 90 days from the acquisition date. Prior to the expiration of the option, The Bank agreed to purchase essentially all of the furniture and equipment, and assume all of the property leases except for the administration building and Citizen’s Auburn branch. The Bank intends to transfer the operations of Citizen’s Auburn branch to the Bank’s existing branch in Auburn, and vacate the Citizen’s administration building.

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

	Citizens Loans – September 23, 2011
(in thousands)	PNCI	PCI - other	PCI - cash basis	Total
Undiscounted contractual cash flows	$230,106	$69,346	$35,205	$334,657
Undiscounted cash flows not expected to be collected (nonaccretable difference)	—	(26,846)	(24,517)	(51,363)

Undiscounted cash flows expected to be collected	230,106	42,500	10,688	283,295
Accretable yield at acquisition	(105,664)	(10,146)	—	(115,810)

Estimated fair value of loans acquired at acquisition	124,442	32,354	10,688	167,484
Purchase discount	20,364	23,207	14,174	57,745

Principal balance loans acquired	$144,806	$55,561	$24,863	$225,229

In estimating the fair value of Citizens PNCI loans at the acquisition date, the Company calculated the contractual amount and timing of undiscounted principal and interest payments on an individual loan basis and then discounted those cash flows using an appropriate market rate of interest adjusted for liquidity and credit loss risks inherent in each loan. The Citizens PNCI loans expected accretable yield above represents undiscounted interest, and along with the purchase discount, is accounted for using an effective interest method consistent with our accounting for originated loans.

In estimating the fair value of Citizens PCI – cash basis loans at the acquisition date, the Company calculated the contractual amount and timing of undiscounted principal and interest payments and estimated the amount of undiscounted expected principal recovery using historic loss rates or estimated collateral values if applicable. The difference between these two amounts represents the nonaccretable difference. The Company used its estimate of the amount of undiscounted expected principal recovery as the fair value of the Citizens PCI – cash basis loans, and placed these loans in nonaccrual status. Interest income and principal reductions on these PCI – cash basis loans are recorded only when they are received. At each financial reporting date, the carrying value of each PCI – cash basis loan is compared to an updated estimate of expected principal payment or recovery for each loan. To the extent that the loan carrying amount exceeds the updated expected principal payment or recovery, a provision for loan loss would be recorded as a charge to income and an allowance for loan loss established.

In estimating the fair value of Citizens PCI – other loans at the acquisition date, the Company calculated the contractual amount and timing of undiscounted principal and interest payments and estimated the amount and timing of undiscounted expected principal and interest payments. The difference between these two amounts represents the nonaccretable difference. On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the acquired loans is the “accretable yield”. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. For PCI loans the accretable yield is accreted into interest income over the life of the estimated remaining cash flows. For further information regarding the accounting for PCI – other loans, and acquired loans in general, see the discussion under the heading “Loans and Allowance for Loan Losses” in Note 1 above.

The following table presents the contractual maturity schedule of loans acquired in the Citizens acquisition and provides separate analyses with respect to fixed rate loans and floating rate loans as of September 23, 2011:

	Maturing
(in thousands)	Due Within one year	Due after one through five years	Due after five years	Total	% of total loans
Mortgage loans on real estate:
Residential 1-4 family	$155	$362	$2,467	$2,984	1.3%
Commercial	7,131	20,563	104,169	131,863	58.5%

Total mortgage loan on real estate	7,286	20,925	106,636	134,847	59.8%
Consumer:
Home equity lines of credit	16,907	16,129	16,954	49,990	22.2%
Home equity loans	—	387	636	1,023	0.5%
Auto Indirect	3	102	—	105	0.0%
Other	36	431	3,726	4,193	1.9%

Total consumer loans	16,946	17,049	21,316	55,311	24.6%
Commercial	4,966	11,572	1,389	17,927	8.0%
Construction:
Residential	5,187	7,733	191	13,111	5.8%
Commercial	8	1,844	2,181	4,033	1.8%

Total construction	5,195	9,577	2,372	17,144	7.6%

Total loans, net of deferred loan fees	$34,393	$59,123	$131,713	$225,229	100.0%

Total fixed rate loans	$10,467	$17,214	$50,232	$77,913	34.6%
Total variable rate loans	23,926	41,909	81,481	147,316	65.4%

Total loans	$34,393	$59,123	$131,713	$225,229	100.0%

The weighted average contractual loan yield for Citizens loans acquired on September 23, 2011 was 6.01%

The Citizens acquisition increased the Bank’s deposits by $239,899,000 on September 23, 2011. The following table shows a summary of the deposits acquired and the weighted average interest rates in effect at the acquisition date:

	September 23, 2011
	Amount	Weighted average interest rate
Noninterest-bearing demand	$79,814	—
Interest-bearing demand	37,551	0.02%
Savings	67,379	0.25%
Time deposits less than $100,000	28,714	0.91%
Time deposits greater than $100,000	26,059	1.01%
Time deposit fair value adjustment	382

Total deposits	$239,899

At September 23, 2011, scheduled maturities of Citizens time deposits were as follows:

Maturing during the 12-month period ending September 23,	(in thousands)
2012	$45,250
2013	5,858
2014	1,074
2015	1,180
Thereafter	1,411

Total	$54,773

As of September 23, 2011, Citizens had $26,059,000 in time deposits of $100,000 or more. The following table provides the scheduled maturities of these time deposits:

Maturing:	(in thousands)
3 months of less	$9,450
Over 3 through 6 months	5,135
Over 6 through 12 months	5,998
Over 12 months	5,476

Total	$26,059

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

Because of the significant credit discounts associated with the loans acquired in the Granite acquisition, the Company elected to account for all loans acquired in the Granite acquisition using the ASC 310-30 “pooled” method of accounting and thus categorize them as PCI – other loans.

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

The following table presents a reconciliation of the undiscounted contractual cash flows, nonaccretable difference, accretable yield, fair value, purchase discount, and principal balance of loans for the Granite loans as of the acquisition date. For PCI loans, the purchase discount does not necessarily represent cash flows to be collected as a portion of it is a nonaccretable difference:

Granite Loans May 28, 2010
(in thousands)	PCI - other
Undiscounted contractual cash flows	$99,179
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(11,226)

Undiscounted cash flows expected to be collected	87,953
Accretable yield at acquisition	(23,151)

Estimated fair value of loans acquired at acquisition	64,802
Purchase discount	13,189

Principal balance loans acquired	$77,991

Note 3 – Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available-for-Sale
Obligations of U.S. government corporations and agencies	$207,284	$10,100	—	$217,384
Obligations of states and political subdivision	9,561	467	—	10,028
Corporate debt securities	1,848	—	$(37)	1,811

Total securities available-for-sale	$218,693	$10,567	$(37)	$229,223

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available-for-Sale
Obligations of U.S. government corporations and agencies	$255,884	$8,623	$(326)	$264,181
Obligations of states and political subdivisions	12,452	141	(52)	12,541
Corporate debt securities	1,000	—	(451)	549

Total securities available-for-sale	$269,336	$8,764	$(829)	$277,271

No investment securities were sold in 2011 or 2010. Investment securities with an aggregate carrying value of $110,763,000 and $140,100,000 at December 31, 2011 and 2010, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

The amortized cost and estimated fair value of debt securities at December 31, 2011 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2011, obligations of U.S. government corporations and agencies with a cost basis totaling $207,284,000 consist almost entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At December 31, 2011, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 2.8 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Investment Securities
Due in one year	$1,012	$1,056
Due after one year through five years	18,126	19,042
Due after five years through ten years	64,480	66,109
Due after ten years	135,075	143,016

Totals	$218,693	$229,223

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
December 31, 2011
Securities Available-for-Sale:
Obligations of U.S. government corporations and agencies	$10	—	—	—	$10	—
Obligations of states and political subdivisions	—	—	—	—	—	—
Corporate debt securities	1,811	$(37)	—	—	1,811	$(37)

Total securities available-for-sale	$1,821	$(37)	—	—	$1,821	$(37)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
December 31, 2010
Securities Available-for-Sale:
Obligations of U.S. government corporations and agencies	$54,760	$(326)	—	—	$54,760	$(326)
Obligations of states and political subdivisions	1,345	(22)	$513	$(30)	1,858	(52)
Corporate debt securities	—	—	549	(451)	549	(451)

Total securities available-for-sale	$56,105	$(348)	$1,062	$(481)	$57,167	$(829)

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2011, one debt security representing obligations of U.S. government corporations and agencies had an unrealized loss with aggregate depreciation of 0.035% from the Company’s amortized cost basis.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2011, no debt securities representing obligations of states and political subdivisions had unrealized losses.

Corporate debt securities: The unrealized losses on investments in corporate debt securities were caused by increases in required yields by investors in similar types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2011, one corporate debt security had an unrealized loss with aggregate depreciation of 2.025% from the Company’s amortized cost basis.

Note 4 – Loans

A summary of loan balances follows (in thousands):

	December 31, 2011
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$118,320	$14,750	—	$6,516	$139,586
Commercial	699,682	93,428	—	33,226	826,336

Total mortgage loan on real estate	818,002	108,178	—	39,742	965,922
Consumer:
Home equity lines of credit	321,834	20,902	$8,615	5,954	357,305
Home equity loans	14,320	367	—	157	14,844
Auto Indirect	10,821	—	—	—	10,821
Other	20,270	3,041	—	49	23,360

Total consumer loans	367,245	24,310	8,615	6,160	406,330
Commercial	123,486	1,805	811	13,029	139,131
Construction:
Residential	13,908	—	—	8,214	22,122
Commercial	12,744	—	—	4,783	17,527

Total construction	26,652	—	—	12,997	39,649

Total loans, net of deferred loan fees	$1,335,385	$134,293	$9,426	$71,928	$1,551,032

Total principal balance of loans owed, net of charge-offs	$1,337,693	$152,549	$22,137	$94,660	$1,607,039
Unamortized net deferred loan fees	(2,308)	—	—	—	(2,308)
Discounts to principal balance of loans owed, net of charge-offs	—	(18,256)	(12,711)	(22,732)	(53,699)

Total loans, net of unamortized deferred loan fees	$1,335,385	$134,293	$9,426	$71,928	$1,551,032

Noncovered loans	$1,335,385	$134,293	$9,426	$22,857	$1,501,961
Covered loans	—	—	—	49,071	49,071

Total loans, net of unamortized deferred loan fees	$1,335,385	$134,293	$9,426	$71,928	$1,551,032

Allowance for loan loss	$(41,458)	$(245)	$(1,034)	$(3,177)	$(45,914)

A summary of loan balances follows (in thousands):

	December 31, 2010
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$122,890	—	—	$7,597	$130,487
Commercial	679,245	—	—	25,739	704,984

Total mortgage loan on real estate	802,135	—	—	33,336	835,471
Consumer:
Home equity lines of credit	330,737	—	—	7,072	337,809
Home equity loans	17,676	—	—	—	17,676
Auto Indirect	24,657	—	—	—	24,657
Other	15,629	—	—	—	15,629

Total consumer loans	388,699	—	—	7,072	395,771
Commercial	133,049	—	—	10,364	143,413
Construction:
Residential	19,442	—	—	4,463	23,905
Commercial	21,011	—	—	—	21,011

Total construction	40,453	—	—	4,463	44,916

Total loans, net of deferred loan fees	$1,364,336	—	—	$55,235	$1,419,571

Total principal balance of loans owed, net of charge-offs	$1,366,113	—	—	$64,349	$1,430,462
Unamortized net deferred loan fees	(1,777)	—	—	—	(1,777)
Discounts to principal balance of loans owed, net of charge-offs	—	—	—	(9,114)	(9,114)

Total loans, net of unamortized deferred loan fees	$1,364,336	—	—	$55,235	$1,419,571

Noncovered loans	$1,364,336	—	—	—	$1,364,336
Covered loans	—	—	—	$55,235	55,235

Total loans, net of unamortized deferred loan fees	$1,364,336	—	—	$55,235	$1,419,571

Allowance for loan loss	$(40,963)	—	—	$(1,608)	$(42,571)

The following is a summary of the change in accretable yield for PCI – other loans during the periods indicated (in thousands):

	Year ended December 31,
	2011	2010
Change in accretable yield:
Balance at beginning of period	$17,717	—
Acquisitions	10,146	$23,151
Accretion to interest income	(5,457)	(3,548)
Reclassification (to) from nonaccretable difference	2,739	(1,886)

Balance at end of period	$25,145	$17,717

Throughout these financial statements, and in particular in this Note 4 and Note 5, when we refer to “Loans” or “Allowance for loan losses” we mean all categories of loans, including Originated, PNCI, PCI – cash basis, and PCI—other. When we are not referring to all categories of loans, we will indicate which we are referring to – Originated, PNCI, PCI – cash basis, or PCI—other.

Note 5 – Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses - Year Ended December 31, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$3,007	$12,700	$15,054	$795	$1,229	$701	$5,991	$1,824	$1,270	$42,571
Charge-offs	(1,655)	(4,451)	(9,746)	(789)	(427)	(1,158)	(2,534)	(634)	(653)	(22,047)
Recoveries	126	127	573	45	379	839	173	28	40	2,330
Provision	926	4,841	12,377	1,050	(966)	550	2,915	599	768	23,060

Ending balance	$2,404	$13,217	$18,258	$1,101	$215	$932	$6,545	$1,817	$1,425	$45,914

Ending balance:
Individ. evaluated for impairment	$460	$1,620	$2,365	$73	$29	$24	$193	$258	$971	$5,993

Loans pooled for evaluation	$1,750	$11,374	$14,531	$978	$186	$892	$4,618	$1,324	$57	$35,710

Loans acquired with deteriorated credit quality	$194	$223	$1,362	$50	—	$16	$1,734	$235	$397	$4,211

	Loans, net of unearned fees – As of December 31, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$139,586	$826,336	$357,305	$14,844	$10,821	$23,360	$139,131	$22,122	$17,527	$1,551,032

Individ. evaluated for impairment	$10,167	$71,893	$9,388	$661	$571	$109	$9,526	$5,627	$6,899	$114,841

Loans pooled for evaluation	$122,903	$721,217	$333,348	$14,026	$10,250	$23,202	$115,765	$8,281	$5,845	$1,354,837

Loans acquired with deteriorated credit quality	$6,516	$33,226	$14,569	$157	—	$49	$13,840	$8,214	$4,783	$81,354

	Allowance for Loan Losses - Year Ended December 31, 2010
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$2,618	$5,071	$13,483	$940	$1,986	$616	$6,958	$2,067	$1,734	$35,473
Charge-offs	(1,498)	(8,281)	(11,221)	(1,339)	(1,403)	(1,687)	(3,539)	(4,666)	(94)	(33,728)
Recoveries	2	1,456	138	15	505	816	205	231	—	3,368
Provision	1,885	14,454	12,654	1,179	141	956	2,367	4,192	(370)	37,458

Ending balance	$3,007	$12,700	$15,054	$795	$1,229	$701	$5,991	$1,824	$1,270	$42,571

Ending balance:
Individ. evaluated for impairment	$1,654	$1,042	$2,933	$78	$239	$14	$590	$116	$279	$6,945

Loans pooled for evaluation	$1,348	$11,658	$12,097	$717	$991	$687	$4,334	$1,196	$990	$34,018

Loans acquired with deteriorated credit quality	$5	—	$24	—	—	—	$1,067	$512	—	$1,608

	Loans, net of unearned fees – As of December 31, 2010
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$130,487	$704,984	$337,809	$17,676	$24,657	$15,629	$143,413	$23,905	$21,011	$1,419,571

Individ. evaluated for impairment	$12,193	$54,808	$10,741	$770	$1,386	$83	$5,978	$6,923	$7,424	$100,306

Loans pooled for evaluation	$110,697	$624,437	$319,996	$16,906	$23,271	$15,546	$127,071	$12,519	$13,587	$1,264,030

Loans acquired with deteriorated credit quality	$7,597	$25,739	$7,072	—	—	—	$10,364	$4,463	—	$55,235

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

The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Credit Quality Indicators – As of December 31, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loans:
Pass	$103,611	$574,167	$305,290	$13,478	$9,686	$19,871	$107,877	$6,872	$5,387	$1,146,239
Special mention	1,020	46,518	1,295	—	33	10	6,709	903	430	56,918
Substandard	13,689	78,997	15,249	842	1,102	389	8,900	6,133	6,927	132,228

Total originated	$118,320	$699,682	$321,834	$14,320	$10,821	$20,270	$123,486	$13,908	$12,744	$1,335,385

PNCI loans:
Pass	$14,576	$83,735	$20,053	$367	—	$3,034	$1,707	—	—	$123,472
Special mention	—	9,693	548	—	—	4	—	—	—	10,245
Substandard	174	—	301	—	—	3	98	—	—	576

Total PNCI	$14,750	$93,428	$20,902	$367	—	$3,041	$1,805	—	—	$134,293

PCI loans	$6,516	$33,226	$14,569	$157	—	$49	$13,840	$8,214	$4,783	$81,354

Total loans	$139,586	$826,336	$357,305	$14,844	$10,821	$23,360	$139,131	$22,122	$17,527	$1,551,032

	Credit Quality Indicators – As of December 31, 2010
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loans:
Pass	$106,967	$543,492	$312,315	$16,740	$22,405	$15,363	$108,511	$8,190	$8,940	$1,142,923
Special mention	1,259	60,171	1,884	23	45	11	14,518	3,395	4,397	85,703
Substandard	14,664	75,582	16,538	913	2,207	255	10,020	7,857	7,674	135,710

Total originated	$122,890	$679,245	$330,737	$17,676	$24,657	15,629	$133,049	$19,442	$21,011	$1,364,336

PCI loans	$7,597	$25,739	$7,072	—	—	—	$10,364	$4,463	—	$55,235

Total loans	$130,487	$704,984	$337,809	$17,676	$24,657	$15,629	$143,413	$23,905	$21,011	$1,419,571

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

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of December 31, 2011:

	Analysis of Past Due and Nonaccrual Originated Loans – As of December 31, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loan balance:
Past due:
30-59 Days	$1,715	$7,509	$2,586	$52	$181	$46	$683	$921	—	$13,693
60-89 Days	750	1,171	2,629	281	56	153	1,334	92	—	6,466
> 90 Days	3,279	9,892	3,129	114	130	5	4,929	2,088	—	23,566

Total past due	5,744	18,572	8,344	447	367	204	6,946	3,101	—	43,725
Current	112,576	681,110	313,490	13,873	10,454	20,066	116,540	10,807	12,744	1,291,660

Total orig. loans	$118,320	$699,682	$321,834	$14,320	$10,821	$20,270	$123,486	$13,908	$12,744	$1,335,385

> 90 Days and still accruing	—	$500	—	—	—	—	—	—	—	$500

Nonaccrual loans	$8,525	$43,765	$8,307	$509	$509	$109	$7,257	$5,627	$667	$75,275

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of December 31, 2011:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of December 31, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
PNCI loan balance:
Past due:
30-59 Days	—	$118	$63	—	—	—	—	—	—	$181
60-89 Days	$76	—	39	—	—	—	—	—	—	115
> 90 Days	—	420	14	—	—	—	—	—	—	434

Total past due	76	538	116	—	—	—	—	—	—	730
Current	14,674	92,890	20,786	$367	—	$3,041	$1,805	—	—	133,563

Total PNCI loans	$14,750	$93,428	$20,902	$367	—	$3,041	$1,805	—	—	$134,293

> 90 Days and still accruing	—	$420	—	—	—	—	—	—	—	$420

Nonaccrual loans	—	—	$110	—	—	—	—	—	—	$110

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of December 31, 2010:

	Analysis of Past Due and Nonaccrual Originated Loans – As of December 31, 2010
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loan balance:
Past due:
30-59 Days	$2,822	$11,191	$3,546	$158	$604	$68	$1,405	$270	—	$20,064
60-89 Days	1,139	1,864	2,209	—	401	33	893	—	275	6,814
> 90 Days	7,980	20,748	6,843	694	403	7	401	1,781	612	39,469

Total past due	11,941	33,803	12,598	852	1,408	108	2,699	2,051	887	66,347
Current	110,949	645,442	318,139	16,824	23,249	15,521	130,350	17,391	20,124	1,297,989

Total loans	$122,890	$679,245	$330,737	$17,676	$24,657	$15,629	$133,049	$19,442	21,011	$1,364,336

> 90 Days and still accruing	—	$147	—	—	—	—	—	$98	—	$245

Nonaccrual loans	$11,771	$38,778	$10,604	$701	$1,296	$83	$4,618	$7,019	$872	$75,742

The Company had no PNCI loans at December 31, 2010.

Impaired originated loans are those where management has concluded that it is probable that the borrower will be unable to pay all amounts due under the contractual terms. The following tables show the recorded investment (financial statement balance), unpaid principal balance, average recorded investment, and interest income recognized for impaired Originated and PNCI loans, segregated by those with no related allowance recorded and those with an allowance recorded for the periods indicated.

	Impaired Originated Loans – As of December 31, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$6,921	$61,205	$5,101	$224	$424	$39	$8,473	$1,809	$571	$84,767

Unpaid principal	$8,663	$72,408	$8,519	$528	$777	$56	$9,229	$2,857	$916	$103,953

Average recorded Investment	$6,557	$53,346	$5,228	$458	$569	$44	$6,687	$3,942	$3,590	$80,421

Interest income Recognized	$58	$2,235	$99	$7	$15	$2	$381	—	$4	$2,801

With an allowance recorded:
Recorded investment	$3,246	$10,688	$4,177	$350	$147	$70	$964	$3,818	$6,328	$29,788

Unpaid principal	$3,760	$11,094	$4,977	$666	$193	$75	$1,040	$8,698	$6,330	$36,833

Related allowance	$460	$1,613	$2,365	$73	$29	$24	$200	$258	$971	$5,993

Average recorded Investment	$4,611	$10,019	$4,770	$215	$407	$52	$1,023	$2,334	$3,578	$27,009

Interest income Recognized	$77	$588	$122	$3	$2	$2	$36	$(16)	$387	$1,201

As a result of adopting the amendments in ASU No. 2011-02 discussed in Note 1, the Company reassessed all loan modifications that occurred on or after January 1, 2011 for potential identification as TDRs. The Company identified ten credits totaling approximately $3,800,000 with a related allowance of $15,000 which are considered TDR’s under the clarified guidance.

	Impaired PNCI Loans – As of December 31, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	—	—	$110	$87	—	—	$89	—	—	$286
Unpaid principal	—	—	$126	$89	—	—	$98	—	—	$313

Average recorded Investment	—	—	$55	$44	—	—	$45	—	—	$144

Interest income Recognized	—	—	$5	$2	—	—	$3	—	—	$10

With an allowance recorded:
Recorded investment	—	—	—	—	—	—	—	—	—	—

Unpaid principal	—	—	—	—	—	—	—	—	—	—

Related allowance	—	—	—	—	—	—	—	—	—	—

Average recorded Investment	—	—	—	—	—	—	—	—	—	—

Interest income Recognized	—	—	—	—	—	—	—	—	—	—

	Impaired Originated Loans – As of December 31, 2010
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$6,192	$45,487	$5,354	$691	$714	$49	$4,900	$6,075	$6,609	$76,071

Unpaid principal	$7,521	$52,962	$8,755	$1,002	$1,349	$52	$5,571	$10,854	$6,797	$94,863

Average recorded Investment	$4,599	$32,575	$4,688	$425	$607	$66	$3,330	$8,137	$3,962	$58,389

Interest income Recognized	$99	$1,609	$93	$17	$37	$4	$186	$123	$377	$2,545

With an allowance recorded:
Recorded investment	$5,975	$9,349	$5,362	$79	$667	$34	$1,081	$850	$828	$24,225

Unpaid principal	$6,278	$11,122	$6,379	$82	$793	$37	$1,398	$1,235	$898	$28,222

Related allowance	$1,654	$1,042	$2,933	$78	$239	$14	$590	$116	$279	$6,945

Average recorded Investment	$4,204	$5,844	$4,373	$326	$1,112	$84	$1,285	$1,597	$563	$19,388

Interest income Recognized	$222	$506	$129	$5	$17	$1	$46	$14	$22	$962

	Impaired Originated Loans – As of December 31, 2009
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$3,005	$19,663	$4,021	$159	$500	$82	$1,760	$10,198	$1,315	$40,703

Unpaid principal	$3,518	$24,310	$5,395	$379	$833	$155	$1,847	$14,639	$1,466	$52,542

Average recorded Investment	$3,084	$12,047	$2,979	$121	$309	$51	$1,423	$5,945	$658	$26,617

Interest income Recognized	$20	$878	$78	$13	$31	$10	$153	$221	$10	$1,414

With an allowance recorded:
Recorded investment	$2,433	$2,339	$3,383	$572	$1,557	$134	$1,488	$2,344	$297	$14,547

Unpaid principal	$2,478	$2,546	$4,085	$579	$1,906	$138	$1,529	$3,275	$297	$16,833

Related allowance	$622	$225	$2,255	$481	$621	$93	$915	$427	$88	$5,727

Average recorded Investment	$1,230	$1,261	$1,883	$306	$1,833	$120	$1,120	$6,568	$361	$14,682

Interest income Recognized	$98	$56	$83	$30	$55	$6	$65	$207	$20	$620

At December 31, 2011, $66,160,000 of Originated loans were TDR and classified as impaired. The Company had obligations to lend $258,000 of additional funds on these TDR as of December 31, 2011. At December 31, 2011, $176,000 of PNCI loans were TDR and classified as impaired. The Company had no obligations to lend additional funds on these TDR as of December 31, 2011.

At December 31, 2010, $48,074,000 of Originated loans were TDR and classified as impaired. The Company had obligations to lend $415,000 of additional funds on these TDR as of December 31, 2010. At December 31, 2010, the Company had no PNCI loans.

The following tables show certain information regarding Troubled Debt Restructurings (TDRs) that occurred during the periods indicated:

	TDR Information for the Three Months Ended December 31, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	4	19	—	2	—	—	12	—	1	38
Pre-mod outstaning principal balance	$399	$7,868	—	$188	—	—	$3,646	—	$67	$12,168
Post-mod outstanding principal balance	$402	$7,868	—	$188	—	—	$3,656	—	$67	$12,181
Financial impact due to TDR taken as additional provision	—	$191	—	—	—	—	$57	—	—	$248
Number that defaulted during the period	3	3	—	—	1	—	2	1	—	10
Recorded investment of TDRs that defaulted during the period	$393	$569	—	—	$13	—	$191	$1,404	—	$2,570
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	$50	—	—	—	—	—	—	—	$50

	TDR Information for the Three Months Ended September 30, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	1	4	2	1	—	—	9	1	2	20
Pre-mod outstaning principal balance	$113	$3,519	$312	$185	—	—	$1,162	$65	$267	$5,623
Post-mod outstanding principal balance	$127	$3,519	$338	$201	—	—	$1,237	$60	$267	$5,750
Financial impact due to TDR taken as additional provision	—	—	—	—	—	—	$1	$18	—	$19
Number that defaulted during the period	—	2	—	—	—	—	2	1	—	5
Recorded investment of TDRs that defaulted during the period	—	$299	—	—	—	—	$209	$420	—	$929
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	$45	—	—	—	—	—	—	—	$45

	TDR Information for the Three Months Ended June 30, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	6	7	6	1	2	—	2	1	—	25
Pre-mod outstanding principal balance	$1,516	$1,441	$936	$84	$40	—	$106	$700	—	$4,823
Post-mod outstanding principal balance	$1,598	$1,461	$1,024	$92	$40	—	$106	$700	—	$5,021
Financial impact due to TDR taken as additional provision	—	$2	$12	—	—	—	—	—	—	$14
Number that defaulted during the period	—	—	—	—	1	—	—	—	—	1
Recorded investment of TDRs that defaulted during the period	—	—	—	—	$5	—	—	—	—	$5
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

	TDR Information for the Three Months Ended March 31, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	3	7	6	—	—	—	7	3	1	27
Pre-mod outstaning principal balance	$375	$2,566	$1,012	—	—	—	$308	$657	$200	$5,118
Post-mod outstanding principal balance	$398	$2,666	$1,014	—	—	—	$313	$657	$200	$5,247
Financial impact due to TDR taken as additional provision	—	$65	$17	—	—	—	$25	($11)	—	$71
Number that defaulted during the period	—	—	—	—	2	—	2	—	—	4
Recorded investment of TDRs that defaulted during the period	—	—	—	—	$21	—	$439	—	—	$460
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

Modifications classified as Troubled Debt Restructurings can include one or a combination of the following:

•	Rate modifications

•	Term extensions

•	Interest only modifications, either temporary or long-term

•	Payment modifications

•	Collateral substitutions/additions

For all new Troubled Debt Restructurings, an impairment analysis is conducted. If the loan is determined to be collateral dependent, any additional amount of impairment will be calculated based on the difference between estimated collectible value and the current carrying balance of the loan. This difference could result in an increased provision and is typically charged off. If the asset is determined not to be collateral dependent, the impairment is measured on the net present value difference between the expected cash flows of the restructured loan and the cash flows which would have been received under the original terms. The effect of this could result in a requirement for additional provision to the reserve. The effect of these required provisions for the period are indicated above.

Typically if a TDR defaults during the period, the loan is then considered collateral dependent and, if it was not already considered collateral dependent, an appropriate provision will be reserved or charge will be taken. The additional provisions required resulting from default of previously modified TDR’s are noted above.

Note 6 – Foreclosed Assets

A summary of the activity in the balance of foreclosed assets follows (in thousands):

	Year ended December 31, 2011			Year ended December 31, 2010
	Noncovered	Covered	Total	Noncovered	Covered	Total
Beginning balance, net	$5,000	$4,913	$9,913	$3,726	—	$3,726
Acquisitions	8,412	—	8,412	—	$4,629	4,629
Additions/transfers from loans	6,909	34	6,943	6,476	1,214	7,690
Dispositions/sales	(5,794)	(1,158)	(6,952)	(4,305)	(305)	(4,610)
Valuation adjustments	(1,259)	(725)	(1,984)	(897)	(625)	(1,522)

Ending balance, net	$13,268	$3,064	$16,332	$5,000	$4,913	$9,913

Ending valuation allowance	$(1,570)	$(776)	$(2,346)	$(699)	$(625)	$(1,324)

Ending number of foreclosed assets	62	11	73	31	13	44

Proceeds from sale of foreclosed assets	$6,368	$1,264	$7,632	$4,866	$306	$5,172

Gain (loss) on sale of foreclosed assets	$574	$106	$680	$561	$1	$562

Note 7 – Premises and Equipment

Premises and equipment were comprised of:

	December 31,
	2011	2010
	(in thousands)
Premises	$20,975	$19,902
Furniture and equipment	24,340	26,009

	45,315	45,911
Less: Accumulated depreciation	(29,562)	(30,556)

	15,753	15,355
Land and land improvements	4,140	3,765

	$19,893	$19,120

Depreciation expense for premises and equipment amounted to $2,561,000, $2,731,000, and $2,592,000 in 2011, 2010, and 2009, respectively.

Note 8 – Cash Value of Life Insurance

A summary of the activity in the balance of cash value of life insurance follows (in thousands):

	Year ended December 31,
	2011	2010
Beginning balance	$50,541	$48,694
Increase in cash value of life insurance	1,885	1,847
Gain on life insurance death benefit	789	—
Death benefit	(2,812)	—

Ending balance	$50,403	$50,541

End of period death benefit	$96,132	$97,701
Number of policies owned	139	140
Insurance companies used	6	6
Current and former employees and directors covered	38	39

As of December 31, 2011, the Bank was the owner and beneficiary of 139 life insurance policies, issued by six life insurance companies, covering 38 current and former employees and directors. These life insurance policies are recorded on the Companies financial statements at their reported cash (surrender) values. As a result of current tax law and the nature of these policies, the Bank records any increase in cash value of these policies as nontaxable noninterest income. If the Bank decided to surrender any of the policies prior to the death of the insured, such surrender may result in a tax expense related to the life-to-date cumulative increase in cash value of the policy. If the Bank retains such policies until the death of the insured, the Bank would receive nontaxable proceeds from the insurance company equal to the death benefit of the policies. The Bank has entered into Joint Beneficiary Agreements (JBAs) with certain of the insured that for certain of the policies provide some level of sharing of the death benefit, less the cash surrender value, among the Bank and the beneficiaries of the insured upon the receipt of death benefits. See Note 15 of these consolidated financial statements for additional information on of JBAs.

Note 9 – Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill intangible as of December 31, 2011 and 2010.

	December 31,			December 31,
(Dollar in Thousands)	2011	Additions	Reductions	2010
Goodwill	$15,519	—	—	$15,519

The following table summarizes the Company’s core deposit intangibles as of December 31, 2011 and 2010.

(Dollar in Thousands)	December 31, 2011	Additions	Reductions	Fully Depreciated	December 31, 2010
Core deposit intangibles	$1,460	$898	—	$(3,365)	$3,927
Accumulated amortization	(159)	—	$(177)	3,365	(3,347)

Core deposit intangibles, net	$1,301	$898	$(177)	$—	$580

The Company recorded additions to CDI of $898,000 in conjunction with the Citizens acquisition on September 23, 2011 and $562,000 in conjunction with the Granite acquisition on May 28, 2010. The following table summarizes the Company’s estimated core deposit intangible amortization (dollars in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2012	$209
2013	209
2014	209
2015	209
2016	209
Thereafter	$256

Note 10 – Mortgage Servicing Rights

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

	Years ended December 31,
	2011	2010	2009
Balance at beginning of period	$4,605	$4,089	$2,972
Additions	1,105	1,545	1,668
Change in fair value	(1,107)	(1,029)	(551)

Balance at end of period	$4,603	$4,605	$4,089

Contractually specified servicing fees, late fees and ancillary fees earned	$1,472	$1,303	$1,139
Balance of loans serviced at:
Beginning of period	$573,300	$505,947	$431,195
End of period	$598,185	$573,300	$505,947
Weighted-average prepayment speed (CPR)	19.3%	15.4%	17.3%
Discount rate	9.0%	9.0%	9.0%

The changes in fair value of MSRs that occurred during 2011 and 2010 were mainly due to principal reductions and changes in estimate life of the MSRs.

Note 11 – Indemnification Asset

A summary of the activity in the balance of indemnification asset follows (in thousands):

	Year ended December 31,
	2011	2010
Beginning balance	$5,640	—
Additions	—	$7,466
Effect of actual covered losses and change in estimated future covered losses	2,059	1,274
Reimbursable expenses incurred	393	160
Payments received	(3,687)	(3,260)

Ending balance	$4,405	$5,640

Note 12 – Other Assets

Other assets were comprised of (in thousands):

	As of December 31,
	2011	2010
Deferred tax asset, net	$27,810	$28,046
Prepaid expense including FDIC assessment and taxes	8,459	5,911
Software	1,530	1,127
Life insurance proceeds receivable	2,811	—
Advanced compensation	1,363	—
TriCo Capital Trust I & II	1,238	1,238
Miscellaneous other assets	173	960

Total other assets	$43,384	$37,282

The majority of prepaid expenses & miscellaneous other assets at December 31, 2011 and 2010 consisted of prepaid FDIC assessment. In November of 2009, the FDIC adopted an amendment to its assessment regulations to require insured institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of calendar 2009 and for all of the calendar years 2010, 2011 and 2012. The amount of the prepayment was generally determined based upon an institution’s assessment rate in effect on September 30, 2009, adjusted to reflect a 5% growth and as an assessment rate increase of three cents per $100 of deposits effective January 1, 2011. The Bank’s prepayment amount was $10,544,000.

Note 13 – Deposits

A summary of the balances of deposits follows (in thousands):

	December 31,
	2011	2010
Noninterest-bearing demand	$541,276	$424,070
Interest-bearing demand	431,565	395,413
Savings	797,182	585,850
Time certificates, $100,000 and over	220,374	235,992
Other time certificates	200,139	210,848

Total deposits	$2,190,536	$1,852,173

Certificate of deposit balances of $5,000,000 and $5,000,000 from the State of California were included in time certificates, $100,000 and over, at December 31, 2011 and 2010, respectively. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $1,343,000 and $1,513,000 were classified as consumer loans at December 31, 2011 and 2010, respectively.

At December 31, 2011, the scheduled maturities of time deposits were as follows (in thousands):

Scheduled Maturities
2012	$338,734
2013	29,075
2014	10,216
2015	24,742
2016	17,551
Thereafter	195

Total	$420,513

Note 14 – Reserve for Unfunded Commitments

The following tables summarize the activity in reserve for unfunded commitments for the periods indicated (dollars in thousands):

	Years ended December 31,
	2011	2010	2009
Balance at beginning of period	$2,640	$3,640	$2,565
Provision for losses – Unfunded commitments	100	(1,000)	1,075

Balance at end of period	$2,740	$2,640	$3,640

Note 15 – Other Liabilities

Other liabilities were comprised of (in thousands):

	December 31,
	2011	2010
Deferred compensation	$8,209	$8,289
Supplemental retirement	11,201	9,873
Additional minimum pension liability	3,802	5,770
Joint beneficiary agreements	2,323	1,851
Miscellaneous other liabilities	4,892	3,387

Total other liabilities	$30,427	$29,170

Note 16 – Other Borrowings

A summary of the balances of other borrowings follows:

	December 31,
	2011	2010
	(in thousands)
Borrowing under security repurchase agreement, rate is fixed at 4. 72% and principal is callable in its entirety by lender on a quarterly basis until final maturity on August 30, 2012.	$50,000	$50,000
FHLB fixed rate borrowings:
Matures January 25, 2012, effective rate 0.24%	3,000	—
Matures April 6, 2012, effective rate 0.26%	5,013	—
Matures April 25, 2012, effective rate 0.26%	3,001	—
Matures July 25, 2012, effect rate 0.34%	3,000	—
Other collateralized borrowings, fixed rate, as of
December 31, 2011, of 0.05% payable on January 2, 2011	8,527	12,020

Total other borrowings	$72,541	$62,020

During August 2007, the Company entered into a security repurchase agreement with principal balance of $50,000,000 and terms as described above. As of December 31, 2011, the Company has pledged as collateral and sold under an agreement to repurchase investment securities with fair value of $58,274,000 under this security repurchase agreement. The Company did not enter into any other repurchase agreements during 2011 or 2010. The average balance of repurchase agreements for 2011 and 2010 was $50,000,000, with an average rate of 4.72% during both 2011 and 2010.

The Company had $8,527,000 and $12,020,000 of other collateralized borrowings at December 31, 2011 and December 31, 2010, respectively. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of December 31, 2011, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $8,527,000 under these other collateralized borrowings.

As part of the Citizens acquisition on September 23, 2011, the Company assumed borrowings with principal balances totaling $22,000,000 and fair values totaling $22,028,000 of which principal balances totaling $14,000,000 and unamortized fair value purchase adjustments totaling $14,000 remain outstanding as of December 31, 2011. These borrowings from the Federal Home Loan Bank of San Francisco (FHLB) are now collateralized under the Bank’s line of credit at the FHLB as described below.

The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at December 31, 2011, this line provided for maximum borrowings of $513,806,000 of which $14,000,000 was outstanding, leaving $499,806,000 available. As of December 31, 2011, the Company has designated loans totaling $1,042,866,000 as potential collateral under this collateralized line of credit with the FHLB.

The Company maintains a collateralized line of credit with the Federal Reserve Bank of San Francisco. As of December 31, 2011, this line provided for maximum borrowings of $70,816,000 of which none was outstanding, leaving $70,816,000 available. As of December 31, 2011, the Company has designated investment securities with fair value of $424,000 and loans totaling $84,743,000 as potential collateral under this collateralized line of credit with the FRB.

The Company has available unused correspondent banking lines of credit from commercial banks totaling $5,000,000 for federal funds transactions at December 31, 2011.

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

The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust I are reflected as junior subordinated debt in the consolidated balance sheets. The common stock issued by TriCo Capital Trust I are recorded in other assets in the consolidated balance sheets. As of December 31, 2011, The TriCo Capital Trust I debentures carried an interest rate of 3.45%.

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

The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust II are reflected as junior subordinated debt in the consolidated balance sheets. The common stock issued by TriCo Capital Trust II is recorded in other assets in the consolidated balance sheets. As of December 31, 2011, The TriCo Capital Trust II debentures carried an interest rate of 2.96%.

The debentures issued by TriCo Capital Trust I and TriCo Capital Trust II, less the common securities of TriCo Capital Trust I and TriCo Capital Trust II, continue to qualify as Tier 1 or Tier 2 capital under interim guidance issued by the Board of Governors of the Federal Reserve System (Federal Reserve Board).

Note 18 – Commitments and Contingencies

Restricted Cash Balances— Reserves (in the form of deposits with the Federal Reserve Bank) of $20,143,000 and $13,351,000 were maintained to satisfy Federal regulatory requirements at December 31, 2011 and 2010. These reserves are included in cash and due from banks in the accompanying balance sheets.

Lease Commitments— The Company leases 51 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

During 2009, the Company leased one branch building for which the lease was accounted for as a capital lease. The cost basis of the building under this capital lease was $831,000 with accumulated depreciation of $831,000 at December 31, 2009. This lease expired in December 2009. As of December 31, 2009, the cost basis and accumulated depreciation of $831,000 for this building under capital lease were removed from the respective totals for premises and accumulated depreciation. Depreciation expense related to this building under capital lease was included in the depreciation expense for premises and equipment noted above in Note 7. The Company continues to occupy the building under a new operating lease. The Company currently does not have any capital leases.

At December 31, 2011, future minimum commitments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating
Leases
(in thousands)
2012	$2,773
2013	2,260
2014	1,658
2015	1,032
2016	446
Thereafter	712

Future minimum lease payments	$8,881

Rent expense under operating leases was $3,810,000 in 2011, $3,049,000 in 2010, and $2,753,000 in 2009. Rent expense was offset by rent income of $32,000 in 2011, $86,000 in 2010, and $86,000 in 2009.

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

The following table presents a summary of the Bank’s commitments and contingent liabilities:

	December 31,	December 31,
(in thousands)	2011	2010
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$119,634	$116,785
Consumer loans	380,489	380,269
Real estate mortgage loans	22,277	14,366
Real estate construction loans	6,646	7,174
Standby letters of credit	5,324	5,022
Deposit account overdraft privilege	61,623	38,600

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

Legal Proceedings—The Bank owns 10,214 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 0.4881 per Class A share. As of December 31, 2011, the value of the Class A shares was $101.53 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Company was $506,000 as of December 31, 2011, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

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

Note 19 – Shareholders’ Equity

Dividends Paid

The Bank paid to the Company cash dividends in the aggregate amounts of $7,185,000, $7,650,000, and $9,060,000, in 2011, 2010, and 2009, respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Financial Institutions. Absent approval from the Commissioner of Financial Institutions of California, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this regulation, at December 31, 2011, the Bank may pay dividends of $14,037,000.

Shareholders’ Rights Plan

On June 25, 2001, the Company announced that its Board of Directors adopted and entered into a Shareholder Rights Plan designed to protect and maximize shareholder value and to assist the Board of Directors in ensuring fair and equitable benefit to all shareholders in the event of a hostile bid to acquire the Company.

The Company adopted this Rights Plan to protect shareholders from coercive or otherwise unfair takeover tactics. In general terms, the Rights Plan imposes a significant penalty upon any person or group that acquires 15% or more of the Company’s outstanding common stock without approval of the Company’s Board of Directors. The Rights Plan was not adopted in response to any known attempt to acquire control of the Company.

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

The Right’s initial exercise price, which is subject to adjustment, is $49.00 per Right. The Company’s Board of Directors generally will be entitled to redeem the Rights at a redemption price of $.01 per Right until an acquiring entity acquires a 15% position. The Rights were scheduled to expire on July 10, 2011, but on July 8, 2011, the Company extended the expiration date to July 10, 2021.

Stock Repurchase Plan

On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company’s common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this stock repurchase plan represented approximately 3.2% of the Company’s 15,814,662 outstanding common shares as of August 21, 2007. This stock repurchase plan has no expiration date. As of December 31, 2011, the Company had repurchased 166,600 shares under this plan.

Stock Repurchased Under Equity Compensation Plans

During the years ended December 31, 2011, 2010, and 2009, employees tendered 177,430, 74,018, and 26,561 shares, respectively, of the Company’s common stock with market value of $2,745,000, $1,364,000, and $652,000, respectively, in lieu of cash to exercise options to purchase shares of the Company’s stock and to pay income taxes related to such exercises as permitted by the Company’s shareholder-approved equity compensation plans. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised. Stock repurchased under equity incentive plans are not counted in the total of stock repurchased under the stock repurchase plan announced August 21, 2007.

Note 20 – Stock Options and Other Equity-Based Incentive Instruments

In March 2009, the Company’s Board of Directors adopted the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2009 Plan was approved by the Company’s shareholders in May 2009. The 2009 Plan allows for the grant of the following types of equity awards (“Awards”): incentive stock options, nonstatutory stock options, performance awards, restricted stock, restricted stock unit awards and stock appreciation rights. Subject to certain adjustments, the maximum aggregate number of shares of TriCo’s common stock which may be issued pursuant to or subject to Awards is 650,000. The number of shares available for issuance under the 2009 Plan shall be reduced by: (i) one share for each share of common stock issued pursuant to a stock option or a Stock Appreciation Right and (ii) two shares for each share of common stock issued pursuant to a Performance Award, a Restricted Stock Award or a Restricted Stock Unit Award. When Awards made under the 2009 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2009 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares against the number of shares again becomes available for issuance under the 2009 Plan, the number of shares of common stock available for issuance under the 2009 Plan shall increase by two shares. Shares awarded and delivered under the 2009 Plan may be authorized but unissued, or reacquired shares. As of December 31, 2011, 399,000 options for the purchase of common shares remain outstanding, and 251,000 remain available for grant, under the 2009 Plan.

In May 2001, the Company adopted the TriCo Bancshares 2001 Stock Option Plan (2001 Plan) covering officers, employees, directors of, and consultants to, the Company. Under the 2001 Plan, the option exercise price cannot be less than the fair market value of the Common Stock at the date of grant except in the case of substitute options. Options for the 2001 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 2001 Plan are determined individually for each grant. As of December 31, 2011, 851,935 options for the purchase of common shares remain outstanding under the 2001 Plan. As of May 2009, as a result of the shareholder approval of the 2009 Plan, no new options may be granted under the 2001 Plan.

Stock option activity during 2011 is summarized in the following table:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price	Weighted Average Fair Value on Date of Grant
Outstanding at December 31, 2010	1,425,185	$8.05 to $25.91	$15.78
Options granted	196,000	$14.54 to $14.54	$14.54	$6.27
Options exercised	(296,250)	$8.05 to $ 8.20	$8.20
Options forfeited	(74,000)	$13.33 to $25.91	$19.11
Outstanding at December 31, 2011	1,250,935	$11.72 to $25.91	$17.18

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of December 31, 2011:

	Currently	Currently Not	Total
(dollars in thousands except exercise price)	Exercisable	Exercisable	Outstanding
Number of options	853,845	397,090	1,250,935
Weighted average exercise price	$17.62	$16.23	$17.18
Intrinsic value (thousands)	$438	$19	$457
Weighted average remaining contractual term (yrs.)	3.66	8.76	5.28

The 397,090 options that are not currently exercisable as of December 31, 2011 are expected to vest, on a weighted-average basis, over the next 3.40 years, and the Company is expected to recognize $2,532,000 of pre-tax compensation costs related to these options as they vest. The Company did not modify any option grants in 2011, 2010, or 2009.

The following table shows the total intrinsic value of options exercised, the total fair value of options vested, total compensation costs for options recognized in income, and total tax benefit recognized in income related to compensation costs for options during the periods indicated:

	Years Ended December 31,
	2011	2010	2009
Intrinsic value of options exercised	$2,087,000	$1,429,000	$323,000
Fair value of options that vested	$830,000	$800,000	$477,000
Total compensation costs for options recognized in income	$830,000	$800,000	$477,000
Total tax benefit recognized in income related to compensation costs for options	$349,000	$336,000	$197,000
Weighted average fair value of grants (per option)	$6.27	$7.93	$4.24

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

	Years Ended December 31,
	2011	2010	2009
Assumptions used to value option grants:
Average expected terms (years)	8.8	8.5	9.0
Volatility	51.2%	49.7%	46.4%
Annual rate of dividends	2.48%	2.05%	4.12%
Discount rate	1.70%	2.82%	2.85%

Note 21 – Noninterest Income and Expenses

The components of other noninterest income were as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Service charges on deposit accounts	$14,776	$15,296	$16,080
ATM and interchange fees	7,058	6,078	4,925
Other service fees	1,722	1,452	1,229
Mortgage banking service fees	1,495	1,303	1,139
Change in value of mortgage servicing rights	(1,107)	(1,029)	(551)

Total service charges and fees	23,944	23,100	22,822

Gain on sale of loans	3,037	3,647	3,466
Commissions on sale of non-deposit investment products	2,105	1,209	1,632
Increase in cash value of life insurance	1,885	1,847	1,879
Change in indemnification asset	2,059	1,274	—
Gain on sale of foreclosed assets	680	562	168
Legal settlement	—	400	—
Bargain purchase gain	7,575	232	—
Sale of customer checks	271	213	190
Lease brokerage income	248	116	156
Gain (loss) on disposal of fixed assets	(15)	(58)	(138)
Commission rebates	(58)	(67)	(60)
Gain on life insurance death benefit	789	—	—
Other	293	220	214

Total other noninterest income	18,869	9,595	7,507

Total noninterest income	$42,813	$32,695	$30,329

Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights, totaling $388,000, $274,000, and $588,000, were recorded in service charges and fees noninterest income for the years ended December 31, 2011, 2010, and 2009, respectively.

The components of noninterest expense were as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Base salaries, net of deferred loan origination costs	$29,753	$28,255	$27,110
Incentive compensation	3,735	1,844	2,792
Benefits and other compensation costs	10,715	10,006	9,908

Total salaries and benefits expense	44,203	40,105	39,810

Occupancy	6,198	5,717	5,096
Equipment	3,770	3,975	3,709
Data processing and software	3,980	3,163	2,807
Assessments	2,491	3,253	3,750
ATM network charges	1,939	1,851	2,433
Advertising	2,649	2,340	2,175
Professional fees	2,004	2,478	1,783
Telecommunications	1,875	1,817	1,689
Postage	935	1,037	991
Courier service	953	826	796
Foreclosed assets expense	755	625	491
Intangible amortization	177	307	328
Operational losses	600	394	314
Provision for foreclosed asset losses	1,984	1,522	220
Change in reserve for unfunded commitments	100	(1,000)	1,075
Other	8,102	9,281	7,983

Total other noninterest expense	38,512	37,100	35,640

Total noninterest expense	$82,715	$77,205	$75,450

Note 22 – Income Taxes

The components of consolidated income tax expense are as follows:

	2011	2010	2009
	(in thousands)
Current tax expense
Federal	$9,645	$5,509	$6,308
State	3,238	1,824	2,392

	12,883	7,333	8,700

Deferred tax benefit
Federal	(1,298)	(3,586)	(2,396)
State	(393)	(1,281)	(1,119)

	(1,691)	(4,867)	(3,515)

Total tax expense	$11,192	$2,466	$5,185

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense for financial and tax reporting purposes. The net change during the year in the deferred tax asset or liability results in a deferred tax expense or benefit.

Taxes recorded directly to shareholders’ equity are not included in the preceding table. These taxes (benefits) relating to changes in minimum pension liability amounting to $828,000 in 2011, ($684,000) in 2010, and ($616,000) in 2009, and unrealized gains and losses on available-for-sale investment securities amounting to $1,090,000 in 2011, ($17,000) in 2010, and $776,000 in 2009, taxes (benefits) related to employee stock options of $114,000 in 2011, $0 in 2010, and ($30,000) in 2009, and taxes (benefits) related to changes in joint beneficiary agreement liability of ($105,000) in 2011, $0 in 2010, and $1,000 in 2009 were recorded directly to shareholders’ equity.

The temporary differences, tax effected, which give rise to the Company’s net deferred tax asset recorded in other assets are as follows as of December 31 for the years indicated:

	2011	2010
	(in thousands)
Deferred tax assets:
Allowance for losses	$20,457	$19,009
Deferred compensation	3,452	3,485
Accrued pension liability	4,709	4,151
Additional minimum pension liability	1,598	2,426
State taxes	1,106	599
Intangible amortization	53	307
Stock option expense	1,436	1,201
Nonaccrual interest	2,280	2,173
Joint beneficiary agreement liability	1,041	739
Acquisition cost basis	113	2,903
OREO write downs	1,300	734
Other, net	218	—

Total deferred tax assets	37,763	37,727

Deferred tax liabilities:
Securities income	(1,197)	(1,197)
Unrealized gain on securities	(4,427)	(3,337)
Depreciation	(427)	(349)
Merger related fixed asset valuations	(379)	(379)
Securities accretion	(168)	(192)
Mortgage servicing rights valuation	(1,503)	(1,343)
Indemnification asset	(1,852)	(2,371)
Other, net	—	(513)

Total deferred tax liability	(9,953)	(9,681)

Net deferred tax asset	$27,810	$28,046

The Company believes that a valuation allowance is not needed to reduce the deferred tax assets as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company had no unrecognized tax benefits at December 31, 2011, December 31, 2010 or December 31, 2009. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2011, 2010 and 2009 the Company recognized no interest and penalties. The Company files income tax returns in the U.S. federal jurisdiction, and California. With few exceptions, the Company is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years before 2008 and 2007, respectively.

The provisions for income taxes applicable to income before taxes for the years ended December 31, 2011, 2010 and 2009 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

	Years Ended December 31,
	2011	2010	2009
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	6.2	4.2	5.5
Tax-exempt interest on municipal obligations	(0.6)	(2.8)	(2.2)
Tax-exempt life insurance related income	(3.1)	(7.6)	(4.4)
Other	0.1	0.3	0.3

Effective Tax Rate	37.6%	29.1%	34.2%

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

	Years ended December 31,
	2011	2010	2009
Net income (in thousands)	$18,590	$6,005	$9,962
Average number of common shares outstanding	15,935	15,860	15,783
Effect of dilutive stock options	65	150	228

Average number of common shares outstanding used to calculate diluted earnings per share	16,000	16,010	16,011

Based on an average of quarterly computations, there were 831,095, 578,310, and 552,870, options excluded from the computation of annual diluted earnings per share for the years ended December 31, 2011, 2010 and 2009, respectively, because the effect of these options was antidilutive.

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

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Unrealized holding gains (losses) on available-for-sale securities	$2,594	$(41)	$1,846
Tax effect	(1,090)	17	(776)

Unrealized holding gains (losses) on available-for-sale securities, net of tax	1,504	(24)	1,070

Change in minimum pension liability	1,968	(1,627)	(1,466)
Tax effect	(828)	684	616

Change in minimum pension liability, net of tax	1,140	(943)	(850)

Change in joint beneficiary agreement liability	(248)	(1)	3
Tax effect	105	—	(1)

Change in joint beneficiary agreement liability, net of tax	(143)	(1)	2

	$2,501	$(968)	$222

The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows:

	December 31,
	2011	2010
	(in thousands)
Net unrealized gains (losses) on available-for-sale securities	$10,530	$7,936
Tax effect	(4,427)	(3,337)

Unrealized holding gains (losses) on available-for-sale securities, net of tax	6,103	4,599

Minimum pension liability	(3,802)	(5,770)
Tax effect	1,598	2,426

Minimum pension liability, net of tax	(2,204)	(3,344)

Joint beneficiary agreement liability	(152)	96
Tax effect	64	(41)

Joint beneficiary agreement liability, net of tax	(88)	55

Accumulated other comprehensive income (loss)	$3,811	$1,310

Note 25 – Retirement Plans

401(k) Plan

The Company sponsors a 401(k) Plan whereby substantially all employees age 21 and over with 90 days of service may participate. Participants may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company does not contribute to the 401(k) Plan. The Company did not incur any material expenses attributable to the 401(k) Plan during 2011, 2010, and 2009.

Employee Stock Ownership Plan

Substantially all employees with at least one year of service are covered by a discretionary employee stock ownership plan (ESOP). Contributions are made to the plan at the discretion of the Board of Directors. Contributions to the plan totaling $1,084,000 in 2011, $1,046,000 in 2010, and $1,650,000 in 2009 are included in salary expense. Company shares owned by the ESOP are paid dividends and included in the calculation of earnings per share exactly as other common shares outstanding.

Deferred Compensation Plans

The Company has deferred compensation plans for directors and key executives, which allow directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s deferred compensation obligations of $8,209,000, and $8,289,000 at December 31, 2011 and 2010, respectively. Earnings credits on deferred balances totaling $649,000 in 2011, $683,000 in 2010, and $750,000 in 2009 are included in noninterest expense.

Supplemental Retirement Plans

The Company has supplemental retirement plans for directors and key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s retirement obligations. The cash values of the insurance policies purchased to fund the deferred compensation obligations and the supplemental retirement obligations were $50,403,000 and $50,541,000 at December 31, 2011 and 2010, respectively.

The Company recorded in other liabilities an additional minimum pension liability of $3,802,000 and $5,770,000 related to the supplemental retirement plans as of December 31, 2011 and 2010, respectively. These amounts represent the amount by which the projected benefit obligations for these retirement plans exceeded the fair value of plan assets plus amounts previously accrued related to the plans. The projected benefit obligation is recorded in other liabilities.

At December 31, 2011 and 2010, the additional minimum pension liability of $3,802,000 and $5,770,000 were offset by a reduction of shareholders’ equity accumulated other comprehensive loss of $2,204,000 and $3,344,000, respectively, representing the after-tax impact of the additional minimum pension liability, and the related deferred tax asset of $1,598,000 and $2,426,000, respectively. The Company expects to recognize approximately $288,000 of the net actuarial loss reported in the following table as of December 31, 2011 as a component of net periodic benefit cost during 2012.

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net period benefit cost of the Company’s defined benefit pension plans are presented in the following table.

	December 31,
(in thousands)	2011	2010
Net actuarial loss	$(3,515)	$(5,329)
Deferred tax benefit	1,478	2,356

Amount included in accumulated other comprehensive loss, net of tax	$2,037	$2,973

Information pertaining to the activity in the supplemental retirement plans, using a measurement date of December 31, is as follows:

	December 31,
	2011	2010
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$(15,643)	$(13,089)
Service cost	(657)	(524)
Interest cost	(840)	(764)
Actuarial gain/(loss)	1,428	(1,999)
Benefits paid	710	733

Benefit obligation at end of year	$(15,002)	$(15,643)

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—

Fair value of plan assets at end of year	$—	$—

Funded status	$(15,002)	$(15,643)
Unrecognized net obligation existing at January 1, 1986	15	17
Unrecognized net actuarial loss	3,516	5,329
Unrecognized prior service cost	271	424
Accumulated other comprehensive income	(3,802)	(5,770)

Accrued benefit cost	$(15,002)	$(15,643)

Accumulated benefit obligation	$(11,995)	$(12,564)

The following table sets forth the net periodic benefit cost recognized for the supplemental retirement plans:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Net pension cost included the following components:
Service cost-benefits earned during the period	$657	$523	$395
Interest cost on projected benefit obligation	840	764	695
Amortization of net obligation at transition	2	2	2
Amortization of prior service cost	153	153	153
Recognized net actuarial loss	386	218	99

Net periodic pension cost	$2,038	$1,660	$1,344

The following table sets forth assumptions used in accounting for the plans:

	Years Ended December 31,
	2011	2010	2009
Discount rate used to calculate benefit obligation	4.65%	5.50%	6.00%
Discount rate used to calculate net periodic pension cost	4.65%	5.50%	6.00%
Average annual increase in executive compensation	4.00%	4.00%	4.00%
Average annual increase in director compensation	2.50%	2.50%	2.50%

The following table sets forth the expected benefit payments to participants and estimated contributions to be made by the Company under the supplemental retirement plans for the years indicated:

Years Ended	Expected Benefit Payments to Participants	Estimated Company Contributions
	(in thousands)
2012	$458	$458
2013	540	540
2014	544	544
2015	544	544
2016	534	534
2017-2021	$4,713	$4,713

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

The following table summarizes the activity in these loans for 2011 and 2010 (in thousands):

Balance December 31, 2009	$5,245
Advances/new loans	1,999
Removed/payments	(4,673)

Balance December 31, 2010	$2,571
Advances/new loans	378
Removed/payments	(1,185)

Balance December 31, 2011	$1,764

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

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observable nature of the assumptions used to determine fair value. These levels are:

Level 1—	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2—	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3—	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

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

Loans held for sale – Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for loans with similar characteristics. As such, we classify those loans subjected to nonrecurring fair value adjustments as Level 2.

Impaired originated loans – originated loans are not recorded at fair value on a recurring basis. However, from time to time, an originated loan is considered impaired and an allowance for loan losses is established. Originated loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of an impaired originated loan is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired originated loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired originated loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the impaired originated loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value, or the appraised value contains a significant unobservable assumption, and there is no observable market price, the Company records the impaired originated loan as nonrecurring Level 3.

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

Goodwill and other intangible assets—Goodwill and other intangible assets are subject to impairment testing. A projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment as there are unobservable inputs for these assets. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at December 31, 2011	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$217,384	—	$217,384	—
Obligations of states and political subdivisions	10,028	—	10,028	—
Corporate debt securities	1,811	—	1,811	—
Mortgage servicing rights	4,603	—	—	$4,603

Total assets measured at fair value	$233,826	—	$229,223	$4,603

Fair value at December 31, 2010	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$264,181	—	$264,181	—
Obligations of states and political subdivisions	12,541	—	12,541	—
Corporate debt securities	549	—	549	—
Mortgage servicing rights	4,605	—	—	$4,605

Total assets measured at fair value	$281,876	—	$277,271	$4,605

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2011 and 2010. The amount included in the “Transfer into Level 3” column represents the beginning balance of an item in the period (interim quarter) for which it was designated as a Level 3 fair value measure (in thousands):

Year ended December 31,	Beginning Balance	Transfers into Level 3	Change Included in Earnings	Issuances	Ending Balance
2011: Mortgage servicing rights	$4,605	—	$(1,107)	$1,105	$4,603
2010: Mortgage servicing rights	$4,089	—	$(1,209)	$1,545	$4,605

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated (in thousands):

Year ended December 31, 2011	Total	Level 1	Level 2	Level 3
Fair value:
Loans held for sale	—	—	—	—
Impaired loans	$50,105	—	—	$50,105
Noncovered foreclosed assets	3,381	—	—	3,381
Covered foreclosed assets	1,524	—	—	1,524

Total assets measured at fair value	$55,010	—	—	$55,010

Year ended at December 31, 2010	Total	Level 1	Level 2	Level 3
Fair value:
Loans held for sale	$944	—	$944	—
Impaired loans	43,345	—	—	$43,345
Noncovered foreclosed assets	1,316	—	—	1,376
Covered foreclosed assets	1,676	—	—	1,676

Total assets measured at fair value	$47,281	—	$944	$46,337

The following table presents the losses resulting from nonrecurring fair value adjustments that occurred in the periods indicated:

	Year ended December 31,
(in thousands)	2011	2010
Loans held for sale	—	$15
Originated loan	$24,105	19,435
Non-covered foreclosed assets	1,149	626
Covered foreclosed assets	629	625

Total loss from nonrecurring fair value adjustments	$25,883	$20,701

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

FDIC Indemnification Asset—The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreement.

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and due from banks	$73,652	$73,652	$57,254	$57,254
Cash at Federal Reserve and other banks	563,623	563,623	313,812	313,812
Securities available-for-sale	229,223	229,223	277,271	277,271
Restricted equity securities	10,610	10,610	9,133	9,133
Loans held for sale	10,219	10,219	4,988	4,988
Loans, net	1,505,118	1,579,084	1,377,000	1,451,151
Cash value of life insurance	50,403	50,403	50,541	50,541
Mortgage servicing rights	4,603	4,603	4,605	4,605
Indemnification asset	4,405	4,405	5,640	5,640
Financial liabilities:
Deposits	2,190,536	2,193,170	1,852,173	1,854,763
Other borrowings	72,541	74,027	62,020	65,716
Junior subordinated debt	41,238	25,980	41,238	21,444

	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Commitments	$529,046	$5,290	$518,595	$5,186
Standby letters of credit	5,324	53	5,022	50
Overdraft privilege commitments	61,623	616	38,600	386

Note 28 – TriCo Bancshares Financial Statements

TriCo Bancshares (Parent Only) Balance Sheets

	December 31,
	2011	2010
	(in thousands)
Assets
Cash and Cash equivalents	$706	$633
Investment in Tri Counties Bank	256,010	240,027
Other assets	1,238	1,238

Total assets	$257,954	$241,898

Liabilities and shareholders’ equity
Other liabilities	$275	$263
Junior subordinated debt	41,238	41,238

Total liabilities	41,513	41,501

Shareholders’ equity:
Common stock, no par value: authorized 50,000,000 shares; issued and outstanding 15,978,958 and 15,860,138 shares, respectively	84,079	81,554
Retained earnings	128,551	117,533
Accumulated other comprehensive loss, net	3,811	1,310

Total shareholders’ equity	216,441	200,397

Total liabilities and shareholders’ equity	$257,954	$241,898

Statements of Income

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Interest expense	$(1,259)	$(1,274)	$(1,503)
Administration expense	(582)	(643)	(622)

Loss before equity in net income of Tri Counties Bank	(1,841)	(1,917)	(2,125)
Equity in net income of Tri Counties Bank:
Distributed	7,185	7,650	9,060
(Over) under distributed	12,470	(534)	2,137
Income tax benefit	776	806	890

Net income	$18,590	$6,005	$9,962

Statements of Cash Flows
	Years ended December 31,
	2011	2010	2009
	(in thousands)
Operating activities:
Net income	$18,590	$6,005	$9,962
Adjustments to reconcile net income to net cash provided by operating activities:
Over (under) distributed equity in earnings of Tri Counties Bank	(12,470)	534	(2,137)
Stock option vesting expense	830	800	477
Stock option excess tax benefits	(296)	(390)	(30)
Net change in other assets and liabilities	(818)	(802)	(824)

Net cash provided by operating activities	5,836	6,147	7,448
Investing activities: None
Financing activities:
Issuance of common stock through option exercise	436	203	235
Stock option excess tax benefits	296	390	30
Repurchase of common stock	(753)	(338)	—
Cash dividends paid — common	(5,742)	(6,344)	(8,209)

Net cash used for financing activities	(5,763)	(6,089)	(7,944)

Increase (decrease) in cash and cash equivalents	73	58	(496)
Cash and cash equivalents at beginning of year	633	575	1,071

Cash and cash equivalents at end of year	$706	$633	$575

Note 29—Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2011, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2011, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that Management believes have changed the institution’s category. The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2011:
Total Capital (to Risk Weighted Assets):
Consolidated	$258,871	13.94%	$148,529	8.0%	N/A	N/A
Tri Counties Bank	$258,425	13.93%	$148,429	8.0%	$185,536	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$235,349	12.68%	$74,265	4.0%	N/A	N/A
Tri Counties Bank	$234,919	12.66%	$74,214	4.0%	$111,322	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$235,349	9.46%	$99,563	4.0%	N/A	N/A
Tri Counties Bank	$234,919	9.44%	$99,511	4.0%	$124,389	5.0%

As of December 31, 2010:
Total Capital (to Risk Weighted Assets):
Consolidated	$244,329	14.20%	$137,872	8.0%	N/A	N/A
Tri Counties Bank	$243,944	14.19%	$137,772	8.0%	$172,215	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$222,527	12.93%	$68,936	4.0%	N/A	N/A
Tri Counties Bank	$222,157	12.92%	$68,886	4.0%	$103,329	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$222,527	10.03%	$88,758	4.0%	N/A	N/A
Tri Counties Bank	$222,157	10.02%	$88,705	4.0%	$110,881	5.0%

Note 30 – Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the four quarters of 2011 and 2010, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2011 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion Citizens PNCI	$1,738	—	—	—
Discount accretion Citizens PCI – cash basis	418	$28	—	—
Discount accretion Citizens PCI – other	868	93	—	—
Regular interest Citizens	2,816	144	—	—
Discount accretion Granite PCI – other	81	130	$185	$136
Regular interest Granite	835	834	872	835
All other loan interest income	20,491	20,758	20,678	20,751

Total loan interest income	27,247	21,987	21,735	21,722
Debt securities, dividends and interest bearing cash at Banks (not FTE)	2,362	2,485	2,732	2,712

Total interest income	29,609	24,472	24,467	24,434
Interest expense	2,329	2,465	2,714	2,730

Net interest income	27,280	22,007	21,753	21,704
Provision for loan losses	5,429	5,069	5,561	7,001

Net interest income after provision for loan losses	21,851	16,938	16,192	14,703
Noninterest income	10,489	14,723	8,251	9,350
Noninterest expense	22,076	20,873	20,095	19,671

Income before income taxes	10,264	10,788	4,348	4,382
Income tax expense	3,715	4,318	1,577	1,582

Net income	$6,549	$6,470	$2,771	$2,800

Per common share:
Net income (diluted)	$0.41	$0.40	$0.17	$0.18

Dividends	$0.09	$0.09	$0.09	$0.09

	2010 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion Granite PCI – other	$326	$852	—	—
Regular interest Granite	922	979	$369	—
All other loan interest income	21,822	22,658	22,332	$22,813

Total loan interest income	23,070	24,489	22,701	22,813
Debt securities, dividends and interest bearing cash at Banks (not FTE)	2,557	2,744	3,075	3,123

Total interest income	25,627	27,233	25,776	25,936
Interest expense	3,036	3,497	3,642	3,958

Net interest income	22,591	23,736	22,134	21,978
Provision for loan losses	8,144	10,814	10,000	8,500

Net interest income after provision for loan losses	14,447	12,922	12,134	13,478
Noninterest income	9,881	7,163	8,104	7,547
Noninterest expense	19,470	20,524	18,408	18,803

Income before income taxes	4,858	(439)	1,830	2,222
Income tax expense	1,732	(440)	510	664

Net income	$3,126	$1	$1,320	$1,558

Per common share:
Net income (diluted)	$0.20	$0.00	$0.08	$0.10

Dividends	$0.09	$0.09	$0.09	$0.13

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2011.

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

Moss Adams LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2011, and the Company’s effectiveness of internal control over financial reporting as of December 31, 2011, as stated in its reports, which are included herein.

/s/ Richard P. Smith
Richard P. Smith President and Chief Executive Officer

/s/ Thomas J. Reddish
Thomas J. Reddish Executive Vice President and Chief Financial Officer

March 13, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

TriCo Bancshares

We have audited the accompanying consolidated balance sheets of TriCo Bancshares and subsidiary (the Company) as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. We have also audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TriCo Bancshares and subsidiary as of December 31, 2011 and 2010 and the consolidated results of their operations and cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with generally accepted accounting principles in the United States of America. Also, in our opinion TriCo Bancshares maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams

Stockton, California

March 13, 2012

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During 2011 and 2010 there were no changes in the Company’s accountants.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2011, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

(b) Management’s Report on Internal Control over Financial Reporting and Attestation Report of Registered Public Accounting Firm

Management’s report on internal control over financial reporting is set forth on page 100 of this report and is incorporated herein by reference. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in its report, which is set forth on page 101 of this report and is incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

All information required to be disclosed in a current report on Form 8-K during the fourth quarter of 2011 was so disclosed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from the Company’s Proxy Statement for the 2012 annual meeting of shareholders to be held on May 22, 2012, which will be filed with the Commission pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the Company’s Proxy Statement for the 2012 annual meeting of shareholders to be held on May 22, 2012, which will be filed with the Commission pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from the Company’s Proxy Statement for the 2012 annual meeting of shareholders to be held on May 22, 2012, which will be filed with the Commission pursuant to Regulation 14A.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the Company’s Proxy Statement for the 2012 annual meeting of shareholders to be held on May 22, 2012, which will be filed with the Commission pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the Company’s Proxy Statement for the 2012 annual meeting of shareholders to be held on May 22, 2012, which will be filed with the Commission pursuant to Regulation 14A.

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

Date: March 13, 2012		TRICO BANCSHARES

	By:	/s/ Richard P. Smith
Richard P. Smith, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 13, 2012	/s/ Richard P. Smith
Richard P. Smith, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 13, 2012	/s/ Thomas J. Reddish
Thomas J. Reddish, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 13, 2012	/s/ Donald J. Amaral
Donald J. Amaral, Director

Date: March 13, 2012	/s/ William J. Casey
William J. Casey, Director and Chairman of the Board

Date: March 13, 2012	/s/ Craig S. Compton
Craig S. Compton, Director

Date: March 13, 2012	/s/ L. Gage Chrysler
L. Gage Chrysler, Director

Date: March 13, 2012	/s/ John S.A. Hasbrook
John S.A. Hasbrook, Director

Date: March 13, 2012	/s/ Michael W. Koehnen
Michael W. Koehnen, Director

Date: March 13, 2012	/s/ Carroll R. Taresh
Carroll R. Taresh, Director

Date: March 13, 2012	/s/ W. Virginia Walker
W. Virginia Walker, Director

Exhibit No.	Exhibit Index

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Granite Community Bank, N.A., Granite Bay, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of May 28, 2010, and related addendum filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 3, 2010.

2.2	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Citizens Bank of Northern California, Nevada City, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of September 23, 2011, and related addendum, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 27, 2011.

3.1	Restated Articles of Incorporation, filed as Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 16, 2009.

3.2	Bylaws of TriCo Bancshares, as amended, filed as Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed February 17, 2011.

4.1	Certificate of Determination of Preferences of Series AA Junior Participating Preferred Stock filed as Exhibit 3.3 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

4.2	Rights Agreement dated as of June 25, 2001 between TriCo Bancshares and Mellon Investor Services LLC (incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A filed on July 5, 2001).

4.3	Amendment to Rights Agreement dated as of July 8, 2011 between TriCo Bancshares and BNY Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 8, 2011).

4.4	Amended and Restated Form of Right Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on July 8, 2011).

10.2*	Form of Change of Control Agreement dated as of August 23, 2005, between TriCo, Tri Counties Bank and each of Dan Bailey, Bruce Belton, Craig Carney, Gary Coelho, Rick Miller, Richard O’Sullivan, Thomas Reddish, and Ray Rios filed as Exhibit 10.2 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.5*	TriCo’s 1995 Incentive Stock Option Plan filed as Exhibit 4.1 to TriCo’s Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063).

10.6*	TriCo’s 2001 Stock Option Plan, as amended, filed as Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.7*	TriCo’s 2009 Equity Incentive plan, included as Appendix A to TriCo’s definitive proxy statement filed on April 4, 2009.

10.8*	Amended Employment Agreement between TriCo and Richard Smith dated as of August 23, 2005 filed as Exhibit 10.8 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.9*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 filed as Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.10*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 filed as Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.11*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 filed as Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.13*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 filed as Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.14*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 filed as Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.15*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 filed as Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.16*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 filed as Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.17*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith, filed as Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.18*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin, filed as Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.19*	Form of Tri-Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish, filed as Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.20*	Form of Tri-Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin, filed as Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.21*	Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of the directors of TriCo Bancshares/Tri Counties Bank effective on the date that each director is first elected, filed as Exhibit 10.18 to TriCo’S Annual Report on Form 10-K for the year ended December 31, 2003.

10.22*	Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of Dan Bailey, Craig Carney, Rick Miller, Richard O’Sullivan, Thomas Reddish, Ray Rios, and Richard Smith filed as Exhibit 10.21 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

21.1	Tri Counties Bank, a California banking corporation, TriCo Capital Trust I, a Delaware business trust, and TriCo Capital Trust II, a Delaware business trust, are the only subsidiaries of Registrant

23.1	Independent Registered Public Accounting Firm’s Consent

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement