Form 10-Q
period 2012-03-31
TRICO BANCSHARES /
filed 2012-05-10
CIK 356171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended: March 31, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Common stock, no par value: 15,982,958 shares outstanding as of May 4, 2012

TriCo Bancshares

FORM 10-Q

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about TriCo Bancshares (the “Company”) that are subject to the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current knowledge and belief of the Company’s management (“Management”) and include information concerning the Company’s possible or assumed future financial condition and results of operations. When you see any of the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions, it may mean the Company is making forward-looking statements. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. The reader is directed to the Company’s annual report on Form 10-K for the year ended December 31, 2011, and Part II, Item 1A of this report for further discussion of factors which could affect the Company’s business and cause actual results to differ materially from those suggested by any forward-looking statement made in this report. Such Form 10-K and this report should be read to put any forward-looking statements in context and to gain a more complete understanding of the risks and uncertainties involved in the Company’s business. Any forward-looking statement may turn out to be wrong and cannot be guaranteed. The Company does not intend to update any forward-looking statement after the date of this report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRICO BANCSHARES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data; unaudited)

	At March 31, 2012	At December 31, 2011
Assets:
Cash and due from banks	$74,542	$73,652
Cash at Federal Reserve and other banks	607,218	563,623

Cash and cash equivalents	681,760	637,275
Securities available-for-sale	212,157	229,223
Restricted equity securities	10,508	10,610
Loans held for sale	5,869	10,219
Loans	1,511,085	1,551,032
Allowance for loan losses	(45,452)	(45,914)

Total loans, net	1,465,633	1,505,118
Foreclosed assets, net	14,789	16,332
Premises and equipment, net	19,814	19,893
Cash value of life insurance	50,853	50,403
Interest receivable	7,095	7,312
Goodwill	15,519	15,519
Other intangible assets, net	1,248	1,301
Mortgage servicing rights	4,784	4,603
Indemnification asset	3,405	4,405
Other assets	39,474	43,384

Total assets	$2,532,908	$2,555,597

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$564,143	$541,276
Interest-bearing	1,605,603	1,649,260

Total deposits	2,169,746	2,190,536
Interest payable	1,587	1,674
Reserve for unfunded commitments	2,550	2,740
Other liabilities	29,675	30,427
Other borrowings	69,074	72,541
Junior subordinated debt	41,238	41,238

Total liabilities	2,313,870	2,339,156

Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding:
15,978,958 at March 31, 2012	84,336
15,978,958 at December 31, 2011		84,079
Retained earnings	131,044	128,551
Accumulated other comprehensive income, net of tax	3,658	3,811

Total shareholders’ equity	219,038	216,441

Total liabilities and shareholders’ equity	$2,532,908	$2,555,597

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data; unaudited)

	Three months ended March 31,
	2012	2011
Interest and dividend income:
Loans, including fees	$24,929	$21,722
Debt securities:
Taxable	1,746	2,374
Tax exempt	108	140
Dividends	13	7
Interest bearing cash at
Federal Reserve and other banks	368	191

Total interest and dividend income	27,164	24,434

Interest expense:
Deposits	1,184	1,827
Other borrowings	606	593
Junior subordinated debt	338	310

Total interest expense	2,128	2,730

Net interest income	25,036	21,704
Provision for loan losses	3,996	7,001

Net interest income after provision for loan losses	21,040	14,703

Noninterest income:
Service charges and fees	5,952	5,782
Gain on sale of loans	1,650	725
Commissions on sale of non-deposit investment products	819	360
Increase in cash value of life insurance	450	450
Other	(606)	2,033

Total noninterest income	8,265	9,350

Noninterest expense:
Salaries and related benefits	12,762	10,793
Other	10,153	8,878

Total noninterest expense	22,915	19,671

Income before income taxes	6,390	4,382

Provision for income taxes	2,459	1,582

Net income	$3,931	$2,800

Earnings per share:
Basic	$0.25	$0.18
Diluted	$0.25	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands; unaudited)

	Three months ended March 31,
	2012	2011
Net income	$3,931	$2,800
Other comprehensive income, net of tax:
Unrealized holding losses on securities arising during the period	(153)	(224)

Other comprehensive loss	(153)	(224)

Comprehensive income	$3,778	$2,576

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2010	15,860,138	$81,554	$117,533	$1,310	$200,397
Comprehensive income:
Net income			2,800		2,800
Other comprehensive loss				(224)	(224)
Stock option vesting		265			265
Dividends paid ($0.09 per share)			(1,427)		(1,427)

Balance at March 31, 2011	15,860,138	$81,819	$118,906	$1,086	$201,811

Balance at December 31, 2011	15,978,958	$84,079	$128,551	$3,811	$216,441
Comprehensive income:
Net income			3,931		3,931
Other comprehensive loss				(153)	(153)
Stock option vesting		257			257
Dividends paid ($0.09 per share)			(1,438)		(1,438)

Balance at March 31, 2012	15,978,958	$84,336	$131,044	$3,658	$219,038

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	For the three months ended March 31,
	2012	2011
Operating activities:
Net income	$3,931	$2,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	1,765	830
Amortization of intangible assets	53	85
Provision for loan losses	3,996	7,001
Amortization of investment securities premium, net	329	377
Originations of loans for resale	(58,041)	(32,499)
Proceeds from sale of loans originated for resale	63,491	35,131
Gain on sale of loans	(1,650)	(725)
Change in market value of mortgage servicing rights	369	60
Provision for losses on foreclosed assets	83	449
Loss (gain) on sale of foreclosed assets	358	(200)
Loss on disposal of fixed assets	235	9
Increase in cash value of life insurance	(450)	(450)
Stock option vesting expense	257	265
Change in reserve for unfunded commitments	(190)	50
Change in:
Interest receivable	217	190
Interest payable	(87)	(107)
Other assets and liabilities, net	3,522	(2,951)

Net cash from operating activities	18,188	10,315

Investing activities:
Proceeds from maturities of securities available-for-sale	20,060	22,139
Purchases of securities available-for-sale	(3,588)	(25,456)
Net redemption of restricted equity securities	102	—
Loan principal (increases) decreases, net	33,795	24,056
Proceeds from sale of foreclosed assets	3,021	2,205
Improvements of foreclosed assets	(225)	(17)
Proceeds from sale of premises and equipment	—	1
Purchases of premises and equipment	(1,173)	(88)

Net cash from investing activities	51,992	22,840

Financing activities:
Net (decrease) increase in deposits	(20,790)	7,739
Net change in short-term other borrowings	(3,467)	(4,239)
Dividends paid	(1,438)	(1,427)

Net cash from financing activities	(25,695)	2,073

Net change in cash and cash equivalents	44,485	35,228

Cash and cash equivalents at beginning of period	637,275	371,066

Cash and cash equivalents at end of period	$681,760	$406,294

Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned	$1,694	$1,523
Unrealized net loss on securities available for sale	$(265)	$(387)
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$2,215	$2,837
Cash paid for income taxes	—	$2,620

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 –Summary of Significant Accounting Policies

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

Investment Securities

The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. During the three months ended March 31, 2012 and the year ended December 31, 2011, the Company did not have any securities classified as either held-to-maturity or trading. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of other accumulated comprehensive income (loss) in shareholders’ equity until realized. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold.

The Company assesses other-than-temporary impairment (“OTTI”) based on whether it intends to sell a security or if it is likely that the Company would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. No OTTI losses were recognized during the three months ended March 31, 2012 and the year ended December 31, 2011.

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

In situations related to originated loans where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession for other than an insignificant period of time to the borrower that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR). The Company strives to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where the Company grants the borrower new terms that result in the loan being classified as a TDR, the Company measures any impairment on the restructuring as noted above for impaired loans. TDR loans are classified as impaired until they are fully paid off or charged off. Loans that are in nonaccrual status at the time they become TDR loans, remain in nonaccrual status until the borrower demonstrates a sustained period of performance which the Company generally believes to be six consecutive months of payments, or equivalent. Otherwise, TDR loans are subject to the same nonaccrual and charge-off policies as noted above with respect to their restructured principal balance.

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

The Company’s method for assessing the appropriateness of the allowance for originated loan losses includes specific allowances for impaired originated loans and leases, formula allowance factors for pools of credits, and allowances for changing environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowance factors for loan pools were based on historical loss experience by product type and prior risk rating. For the period ended March 31, 2012, management changed some of the assumptions utilized in the Allowance for Loan Losses estimate calculation. These changes were intended to more accurately reflect the current risk in the loan portfolio and to better estimate the losses inherent but not yet quantifiable. These changes included the conversion to a historical loss migration analysis intended to better determine the appropriate formula reserve ratio by loan category and risk rating, the addition of an environmental factor related to the delinquency rate of loans not classified as impaired by loan category, the elimination of an unspecified reserve allocation previously intended to account for imprecision inherent in the overall calculation, and the reclassification of risk rating of certain consumer loans based on current credit score in an attempt to better identify the risk in the portfolio. The financial effect of these changes resulted in a net reduction in the calculated Allowance for Loan Losses of $1,388,000. Allowances for impaired loans are based on analysis of individual credits. Allowances for changing environmental factors are Management’s best estimate of the probable impact these changes have had on the originated loan portfolio as a whole. The allowance for originated loans is included in the allowance for loan losses.

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

When referring to PNCI and PCI loans we will use the terms “nonaccretable difference”, “accretable yield”, or “purchase discount”. Nonaccretable difference is the difference between undiscounted contractual cash flows due and undiscounted cash flows we expect to collect, or put another way, it is the undiscounted contractual cash flows we do not expect to collect. Accretable yield is the difference between undiscounted cash flows we expect to collect and the value at which we have recorded the loan on our financial statements. On the date of acquisition, all purchased loans are recorded on our consolidated financial statements at estimated fair value. Purchase discount is the difference between the estimated fair value of loans on the date of acquisition and the principal amount owed by the borrower, net of charge offs, on the date of acquisition. We may also refer to “discounts to principal balance of loans owed, net of charge-offs”. Discounts to principal balance of loans owed, net of charge-offs is the difference between principal balance of loans owed, net of charge-offs, and loans as recorded on our financial statements. Discounts to principal balance of loans owed, net of charge-offs arise from purchase discounts, and equal the purchase discount on the acquisition date.

Loans are also categorized as “covered” or “noncovered”. Covered loans refer to loans covered by a Federal Deposit Insurance Corporation (“FDIC”) loss sharing agreement. Noncovered loans refer to loans not covered by a FDIC loss sharing agreement.

Foreclosed Assets

Foreclosed assets include assets acquired through, or in lieu of, loan foreclosure. Foreclosed assets are held for sale and are initially recorded at fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other noninterest expense. Foreclosed assets that are not subject to a FDIC loss-share agreement are referred to as noncovered foreclosed assets.

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

Covered foreclosed assets are initially recorded at estimated fair value less estimated costs to sell on the acquisition date based on similar market comparable valuations less estimated selling costs. Any subsequent valuation adjustments due to declines in fair value will be charged to noninterest expense, and will be mostly offset by noninterest income representing the corresponding increase to the FDIC indemnification asset for the offsetting loss reimbursement amount. Any recoveries of previous valuation adjustments will be credited to noninterest expense with a corresponding charge to noninterest income for the portion of the recovery that is due to the FDIC.

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

Impairment of Long-Lived Assets and Goodwill

Long-lived assets, such as premises and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

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

Reclassifications

Certain amounts reported in previous consolidated financial statements have been reclassified to conform to the presentation in this report. These reclassifications did not affect previously reported net income or total shareholders’ equity.

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

FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. This Update is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 will be effective for the Company on January 1, 2012 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 amends Topic 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and did not have a significant impact on the Company’s consolidated financial statements.

FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income. ASU 2011-05 amends Topic 220, Comprehensive Income, to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual periods beginning after December 15, 2011, and did not have a significant impact on the Company’s consolidated financial statements.

FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment. ASU 2011-08 amends Topic 350, Intangibles – Goodwill and Other, to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and did not have a significant impact on the Company’s consolidated financial statements.

FASB issued ASU 2011-11, Balance Sheet—Disclosures about Offsetting Assets and Liabilities (Topic 210). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Update is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB issued ASU 2011-12, Comprehensive Income—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 updates and supersedes certain pending paragraphs relating to the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. This Update is effective concurrent with ASU 2011-05, and did not have a significant impact on the Company’s consolidated financial statements.

Note 2—Business Combinations

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

The Bank acquired only certain assets and assumed certain liabilities of Citizens. A significant portion of Citizens’s operations, its facilities and its central operations and administrative functions were not retained by the Bank. Therefore, disclosure of supplemental pro forma financial information, especially prior period comparison is deemed neither practical nor meaningful given the troubled nature of Citizens prior to the date of acquisition. The Bank did not immediately acquire all the banking facilities, furniture or equipment of Citizens as part of the purchase and assumption agreement. However, the Bank had the option to lease the real estate and purchase the furniture and equipment from the FDIC. The term of this option expired 90 days from the acquisition date. Prior to the expiration of the option, the Bank agreed to purchase essentially all of the furniture and equipment, and assume all of the property leases except for the administration building and Citizen’s Auburn branch. During the three months ended March 31, 2012, the Bank transferred the operations of Citizen’s Auburn branch to the Bank’s existing branch in Auburn, and vacated the Citizen’s administration building.

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

The weighted average contractual loan yield for Citizens loans acquired on September 23, 2011 was 6.01%.

The Citizens acquisition increased the Bank’s deposits by $239,899,000 on September 23, 2011. The following table shows a summary of the deposits acquired and the weighted average interest rates in effect at the acquisition date:

	September 23, 2011
(In thousands)	Amount	Weighted average interest rate
Noninterest-bearing demand	$79,814	—
Interest-bearing demand	37,551	0.02%
Savings	67,379	0.25%
Time deposits less than $100,000	28,714	0.91%
Time deposits greater than $100,000	26,059	1.01%
Time deposit fair value adjustment	382

Total deposits	$239,899

At September 23, 2011, scheduled maturities of Citizens time deposits were as follows:

Maturing during the 12-month period ending September 23,	(In thousands)
2012	$45,250
2013	5,858
2014	1,074
2015	1,180
Thereafter	1,411

Total	$54,773

As of September 23, 2011, Citizens had $26,059,000 in time deposits of $100,000 or more. The following table provides the scheduled maturities of these time deposits:

Maturing:	(In thousands)
3 months of less	$9,450
Over 3 through 6 months	5,135
Over 6 through 12 months	5,998
Over 12 months	5,476

Total	$26,059

The operations of Citizens, included in the Company’s operating results from September 23, 2011 to December 31, 2011, added approximately $6,171,000 and $54,000 to interest income and interest expense, respectively, $1,462,000 to provision for loan losses, $8,029,000 to noninterest income, including a bargain purchase gain of $7,575,000, and $1,865,000 to noninterest expense. Included in the $6,171,000 of Citizens related interest income recorded from September 23, 2011 to December 31, 2011, is $3,146,000 of interest income from fair value discount accretion. Such operating results are not necessarily indicative of future operating results. Citizens’ results of operations prior to the acquisition are not included in the Company’s operating results. As of December 31, 2011, nonrecurring expenses related to the Citizens acquisition were insignificant.

During the three months ended March 31, 2012, the Company completed the conversion of Citizens’ information and data processing systems to the Bank’s systems, and consolidated the Citizens Auburn branch into the Bank’s existing Auburn branch. The operations of Citizens, included in the Company’s operating results from January 1, 2012 to March 31, 2012, added approximately $4,584,000 and $8,000 to interest income and interest expense, respectively, $1,467,000 to provision for loan losses, $145,000 to noninterest income, and $2,354,000 to noninterest expense. Included in the $4,584,000 of Citizens related interest income recorded from January 1, 2012 to March 31, 2012, is $1,972,000 of interest income from fair value discount accretion. Included in the $145,000 of Citizens related noninterest income recorded from January 1, 2012 to March 31, 2012, is a $230,000 loss on disposal of fixed assets related to the system conversion noted above. Included in the $2,354,000 of Citizens related noninterest expense recorded from January 1, 2012 to March 31, 2012, is $415,000 of outside data processing expenses related to the system conversion noted above. Such operating results are not necessarily indicative of future operating results. Citizens’ results of operations prior to the acquisition are not included in the Company’s operating results.

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

(In thousands)	Granite
May 28, 2010
Asset acquired:
Cash and cash equivalents	$18,764
Securities available-for-sale	2,954
Restricted equity securities	696
Covered loans	64,802
Premises and equipment	17
Core deposit intangible	562
Covered foreclosed assets	4,629
FDIC indemnification asset	7,466
Other assets	392

Total assets acquired	$100,282

Liabilities assumed:
Deposits	$95,001
Other borrowings	5,000
Other liabilities	49

Total liabilities assumed	100,050

Net assets acquired/bargain purchase gain	$232

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

The following table presents a reconciliation of the undiscounted contractual cash flows, nonaccretable difference, accretable yield, fair value, purchase discount, and principal balance of loans for the Granite loans as of the acquisition date. For PCI loans, the purchase discount does not necessarily represent cash flows to be collected as a portion of it is a nonaccretable difference:

Granite Loans
May 28, 2010
(In thousands)	PCI - other
Undiscounted contractual cash flows	$99,179
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(11,226)

Undiscounted cash flows expected to be collected	87,953
Accretable yield at acquisition	(23,151)

Estimated fair value of loans acquired at acquisition	64,802
Purchase discount	13,189

Principal balance loans acquired	$77,991

Note 3 – Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale		(in thousands)
Obligations of U.S. government corporations and agencies	$190,479	$9,854	$(39)	$200,294
Obligations of states and political subdivisions	9,561	415	—	9,976
Corporate debt securities	1,852	35	—	1,887

Total securities available-for-sale	$201,892	$10,304	$(39)	$212,157

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale		(in thousands)
Obligations of U.S. government corporations and agencies	$207,284	$10,100	—	$217,384
Obligations of states and political subdivisions	9,561	467	—	10,028
Corporate debt securities	1,848	—	$(37)	1,811

Total securities available-for-sale	$218,693	$10,567	$(37)	$229,223

No investment securities were sold during the three months ended March 31, 2012 or the year ended December 31, 2011. Investment securities with an aggregate carrying value of $105,082,000 and $110,763,000 at March 31, 2012 and December 31, 2011, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

The amortized cost and estimated fair value of debt securities at March 31, 2012 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2012, obligations of U.S. government corporations and agencies with a cost basis totaling $190,480,000 consist almost entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At March 31, 2012, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 3.2 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

	Amortized Cost	Estimated Fair Value
Investment Securities	(in thousands)
Due in one year	$1,381	$1,437
Due after one year through five years	14,755	15,569
Due after five years through ten years	61,147	62,911
Due after ten years	124,609	132,240

Totals	$201,892	$212,157

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
March 31, 2012:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
			(in thousands)
Securities Available-for-Sale:
Obligations of U.S. government corporations and agencies	$3,543	$(39)	—	—	$3,543	$(39)
Obligations of states and political subdivisions	—	—	—	—	—	—
Corporate debt securities	—	—	—	—	—	—

Total securities available-for-sale	$3,543	$(39)	—	—	$3,543	$(39)

	Less than 12 months		12 months or more		Total
December 31, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
			(in thousands)
Securities Available-for-Sale:
Obligations of U.S. government corporations and agencies	$10	—	—	—	$10	—
Obligations of states and political subdivisions	—	—	—	—	—	—
Corporate debt securities	1,811	$(37)	—	—	1,811	$(37)

Total securities available-for-sale	$1,821	$(37)	—	—	$1,821	$(37)

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At March 31, 2012, two debt securities representing obligations of U.S. government corporations and agencies had an unrealized loss with aggregate depreciation of 1.09% from the Company’s amortized cost basis.

Note 4 – Loans

A summary of loan balances follows (in thousands):

	March 31, 2012
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$115,609	$8,689	—	$6,202	$130,500
Commercial	695,349	89,047	28	32,435	816,859

Total mortgage loan on real estate	810,958	97,736	28	38,637	947,359
Consumer:
Home equity lines of credit	315,987	19,808	8,492	5,775	350,062
Home equity loans	13,991	363	49	156	14,559
Auto Indirect	8,397	—	—	—	8,397
Other	20,737	2,886	—	48	23,671

Total consumer loans	359,112	23,057	8,541	5,979	396,689
Commercial	114,583	1,392	1,090	11,278	128,343
Construction:
Residential	13,175	—	—	9,189	22,364
Commercial	12,666	—	—	3,664	16,330

Total construction	25,841	—	—	12,853	38,694

Total loans, net of deferred loan fees	$1,310,494	$122,185	$9,659	$68,747	$1,511,085

Total principal balance of loans owed, net of charge-offs	$1,312,252	$139,680	$22,103	$89,379	$1,563,414
Unamortized net deferred loan fees	(1,758)	—	—	—	(1,758)
Discounts to principal balance of loans owed, net of charge-offs	—	(17,495)	(12,444)	(20,632)	(50,571)

Total loans, net of unamortized deferred loan fees	$1,310,494	$122,185	$9,659	$68,747	$1,511,085

Noncovered loans	$1,310,494	$122,185	$9,659	$23,105	$1,465,443
Covered loans	—	—	—	45,642	45,642

Total loans, net of unamortized deferred loan fees	$1,310,494	$122,185	$9,659	$68,747	$1,511,085

Allowance for loan loss	$(40,292)	$(373)	$(1,294)	$(3,493)	$(45,452)

Note 4 – Loans (continued)

A summary of loan balances follows (in thousands):

	December 31, 2011
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$118,320	$14,750	—	$6,516	$139,586
Commercial	699,682	93,428	—	33,226	826,336

Total mortgage loan on real estate	818,002	108,178	—	39,742	965,922
Consumer:
Home equity lines of credit	321,834	20,902	$8,615	5,954	357,305
Home equity loans	14,320	367	—	157	14,844
Auto Indirect	10,821	—	—	—	10,821
Other	20,270	3,041	—	49	23,360

Total consumer loans	367,245	24,310	8,615	6,160	406,330
Commercial	123,486	1,805	811	13,029	139,131
Construction:
Residential	13,908	—	—	8,214	22,122
Commercial	12,744	—	—	4,783	17,527

Total construction	26,652	—	—	12,997	39,649

Total loans, net of deferred loan fees	$1,335,385	$134,293	$9,426	$71,928	$1,551,032

Total principal balance of loans owed, net of charge-offs	$1,337,693	$152,549	$22,137	$94,660	$1,607,039
Unamortized net deferred loan fees	(2,308)	—	—	—	(2,308)
Discounts to principal balance of loans owed, net of charge-offs	—	(18,256)	(12,711)	(22,732)	(53,699)

Total loans, net of unamortized deferred loan fees	$1,335,385	$134,293	$9,426	$71,928	$1,551,032

Noncovered loans	$1,335,385	$134,293	$9,426	$22,857	$1,501,961
Covered loans	—	—	—	49,071	49,071

Total loans, net of unamortized deferred loan fees	$1,335,385	$134,293	$9,426	$71,928	$1,551,032

Allowance for loan loss	$(41,458)	$(245)	$(1,034)	$(3,177)	$(45,914)

The following is a summary of the change in accretable yield for PCI – other loans during the periods indicated (in thousands):

	Three months ended March 31,
	2012	2011
Change in accretable yield:
Balance at beginning of period	$25,145	$17,717
Acquisitions	—	—
Accretion to interest income	(1,959)	(1,034)
Reclassification (to) from nonaccretable difference	1,429	(2,284)

Balance at end of period	$24,615	$14,399

Throughout these consolidated financial statements, and in particular in this Note 4 and Note 5, when we refer to “Loans” or “Allowance for loan losses” we mean all categories of loans, including Originated, PNCI, PCI – cash basis, and PCI—other. When we are not referring to all categories of loans, we will indicate which we are referring to – Originated, PNCI, PCI – cash basis, or PCI—other.

Note 5 – Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses – Three months ended March 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Beginning balance	$2,404	$13,217	$18,258	$1,101	$215	$932	$6,545	$1,817	$1,425	$45,914
Charge-offs	(223)	(1,305)	(2,625)	(41)	(40)	(339)	(281)	(68)	—	(4,922)
Recoveries	—	36	63	3	57	255	50	—	—	464
Provision	976	(1,967)	6,336	204	343	(248)	(1,764)	(77)	193	3,996

Ending balance	$3,157	$9,981	$22,032	$1,267	$575	$600	$4,550	$1,672	$1,618	$45,452

Ending balance:
Individ. evaluated for impairment	$582	$1,041	$1,578	$59	$14	$17	$357	$80	$1,048	$4,776

Loans pooled for evaluation	$2,463	$8,939	$18,949	$1,096	$560	$584	$2,563	$625	$110	$35,889

Loans acquired with deteriorated credit quality	$113	—	$1,505	$111	—	—	$1,630	$967	$461	$4,787

	Loans, net of unearned fees – As of March 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Ending balance:
Total loans	$130,500	$816,859	$350,062	$14,559	$8,397	$23,671	$128,343	$22,364	$16,330	$1,511,085

Individ. evaluated for impairment	$10,490	$69,817	$8,777	$549	$404	$177	$9,286	$5,606	$7,114	$112,220

Loans pooled for evaluation	$113,808	$714,579	$327,018	$13,805	$7,993	$23,446	$106,689	$7,569	$5,552	$1,320,459

Loans acquired with deteriorated credit quality	$6,202	$32,463	$14,267	$205	—	$48	$12,368	$9,189	$3,664	$78,406

	Allowance for Loan Losses – Three months ended March 31, 2011
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Beginning balance	$3,007	$12,700	$15,054	$795	$1,229	$701	$5,991	$1,824	$1,270	$42,571
Charge-offs	(1,125)	(368)	(3,601)	—	(135)	(229)	(1,556)	(35)	—	(7,049)
Recoveries	112	28	161	2	127	209	21	2	39	701
Provision	1,550	(333)	4,682	114	(740)	23	2,511	(396)	(410)	7,001

Ending balance	$3,544	$12,027	$16,296	$911	$481	$704	$6,967	$1,395	$899	$43,224

Ending balance:
Individ. evaluated for impairment	$1,055	$917	$1,772	$14	$161	$16	$166	$136	$595	$4,832

Loans pooled for evaluation	$2,471	$10,953	$13,972	$897	$319	$689	$4,781	$1,258	$143	$35,483

Loans acquired with deteriorated credit quality	$18	$157	$553	—	—	—	$2,020	—	$161	$2,909

	Loans, net of unearned fees – As of March 31, 2011
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Ending balance:
Total loans	$128,474	$695,089	$335,682	$16,035	$20,240	$16,185	$131,242	$23,772	$20,941	$1,387,660

Individ. evaluated for impairment	$12,735	$55,867	$9,091	$779	$1,125	$77	$5,158	$6,756	$7,471	$99,059

Loans pooled for evaluation	$109,338	$614,255	$319,471	$15,256	$19,115	$16,108	$117,068	$12,535	$13,470	$1,236,616

Loans acquired with deteriorated credit quality	$6,401	$24,967	$7,120	—	—	—	$9,016	$4,481	—	$51,985

Note 5 – Allowance for Loan Losses (Continued)

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

The following tables present ending loan balances by loan category and risk grade as of the dates indicated:

	Credit Quality Indicators – As of March 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Originated loans:
Pass	$100,541	$580,788	$297,041	$12,760	$6,748	$19,952	$98,541	$6,874	$5,215	$1,128,460
Special mention	2,048	40,584	6,894	616	951	610	7,457	43	571	59,774
Substandard	13,020	73,977	12,051	615	698	175	8,585	6,256	6,880	122,257
Loss	—	—	1	—	—	—	—	2	—	3

Total Originated loans	$115,609	$695,349	$315,987	$13,991	$8,397	$20,737	$114,583	$13,175	$12,666	$1,310,494

PNCI loans:
Pass	$8,427	$81,623	$18,482	$363	—	$2,700	$1,392	—	—	$112,987
Special mention	—	5,167	1,042	—	—	106	—	—	—	6,315
Substandard	262	2,257	284	—	—	80	—	—	—	2,883
Loss	—	—	—	—	—	—	—	—	—	—

Total PNCI loans	$8,689	$89,047	$19,808	$363	—	$2,886	$1,392	—	—	$122,185

PCI loans	$6,202	$32,463	$14,267	$205	—	$48	$12,368	$9,189	$3,664	$78,406

Total loans	$130,500	$816,859	$350,062	$14,559	$8,397	$23,671	$128,343	$22,364	$16,330	$1,511,085

Note 5 – Allowance for Loan Losses (Continued)

	Credit Quality Indicators – As of December 31, 2011
	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Originated loans:
Pass	$103,611	$574,167	$305,290	$13,478	$9,686	$19,871	$107,877	$6,872	$5,387	$1,146,239
Special mention	1,020	46,518	1,295	—	33	10	6,709	903	430	56,918
Substandard	13,689	78,997	15,249	842	1,102	389	8,900	6,133	6,927	132,228

Total Originated loans	$118,320	$699,682	$321,834	$14,320	$10,821	$20,270	$123,486	$13,908	$12,744	$1,335,385

PNCI loans:
Pass	$14,576	$83,735	$20,053	$367	—	$3,034	$1,707	—	—	$123,472
Special mention	—	9,693	548	—	—	4	—	—	—	10,245
Substandard	174	—	301	—	—	3	98	—	—	576

Total PNCI loans	$14,750	$93,428	$20,902	$367	—	$3,041	$1,805	—	—	$134,293

PCI loans	$6,516	$33,226	$14,569	$157	—	$49	$13,840	$8,214	$4,783	$81,354

Total loans	$139,586	$826,336	$357,305	$14,844	$10,821	$23,360	$139,131	$22,122	$17,527	$1,551,032

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

Problem consumer loans are generally identified by payment history of the borrower (delinquency) or significant changes in the borrower’s credit rating. Current credit scores are obtained for all consumer loans on a quarterly basis, and risk ratings are adjusted appropriately. The Bank manages its consumer loan portfolios by monitoring delinquency and contacting borrowers to encourage repayment, suggest modifications if appropriate, and, when continued scheduled payments become unrealistic, initiate repossession or foreclosure through appropriate channels. Collateral values may be determined by appraisals obtained through Bank approved, licensed appraisers, qualified independent third parties, public value information (blue book values for autos), sales invoices, or other appropriate means. Appropriate valuations are obtained at initiation of the credit and periodically (every 3-12 months depending on collateral type) once repayment is questionable and the loan has been classified.

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

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of March 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Originated loan balance:
Past due:
30-59 Days	$3,051	$6,641	$1,638	$79	$138	$8	$481	$220	$161	$12,417
60-89 Days	221	3,118	2,476	393	14	3	811	97	—	7,133
> 90 Days	2,134	11,125	2,303	35	105	10	4,902	780	39	21,433

Total past due	5,406	20,884	6,417	507	257	21	6,194	1,097	200	40,983
Current	110,203	674,465	309,570	13,484	8,140	20,716	108,389	12,078	12,466	1,269,511

Total Originated loans	$115,609	$695,349	$315,987	$13,991	$8,397	$20,737	$114,583	$13,175	$12,666	$1,310,494

> 90 Days and still accruing	—	—	—	—	—	—	$111	—	—	$111

Nonaccrual loans	$8,296	$41,040	$7,001	$485	$348	$100	$7,085	$5,647	$651	$70,653

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of March 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
PNCI loan balance:
Past due:
30-59 Days	$4,592	$462	$521	—	—	—	—	—	—	$5,575
60-89 Days	175	—	226	—	—	—	—	—	—	401
> 90 Days	—	—	53	—	—	—	—	—	—	53

Total past due	4,767	462	800	—	—	—	—	—	—	6,029
Current	3,922	88,585	19,008	363	—	2,886	1,392	—	—	116,156

Total PNCI loans	$8,689	$89,047	$19,808	$363	—	$2,886	$1,392	—	—	$122,185

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	—	$1,693	$406	—	—	$47	—	—	—	$2,146

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of December 31, 2011
	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Originated loan balance:
Past due:
30-59 Days	$1,715	$7,509	$2,586	$52	$181	$46	$683	$921	—	$13,693
60-89 Days	750	1,171	2,629	281	56	153	1,334	92	—	6,466
> 90 Days	3,279	9,892	3,129	114	130	5	4,929	2,088	—	23,566

Total past due	5,744	18,572	8,344	447	367	204	6,946	3,101	—	43,725
Current	112,576	681,110	313,490	13,873	10,454	20,066	116,540	10,807	12,744	1,291,660

Total Originated loans	$118,320	$699,682	$321,834	$14,320	$10,821	$20,270	$123,486	$13,908	$12,744	$1,335,385

> 90 Days and still accruing	—	$500	—	—	—	—	—	—	—	$500

Nonaccrual loans	$8,525	$43,765	$8,307	$509	$509	$109	$7,257	$5,627	$667	$75,275

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of December 31, 2011
	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
PNCI loan balance:
Past due:
30-59 Days	—	$118	$63	—	—	—	—	—	—	$181
60-89 Days	$76	—	39	—	—	—	—	—	—	115
> 90 Days	—	420	14	—	—	—	—	—	—	434

Total past due	76	538	116	—	—	—	—	—	—	730
Current	14,674	92,890	20,786	$367	—	$3,041	$1,805	—	—	133,563

Total PNCI loans	$14,750	$93,428	$20,902	$367	—	$3,041	$1,805	—	—	$134,293

> 90 Days and still accruing	—	$420	—	—	—	—	—	—	—	$420

Nonaccrual loans	—	—	$110	—	—	—	—	—	—	$110

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

	Impaired Originated Loans – As of March 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
With no related allowance recorded:
Recorded investment	$7,288	$61,224	$4,039	$188	$311	$55	$8,453	$4,631	$629	$86,818

Unpaid principal	$9,377	$72,273	$6,755	$488	$568	$80	$9,110	$9,642	$953	$109,246

Average recorded Investment	$8,079	$52,833	$5,053	$479	$467	$44	$6,597	$5,315	$3,570	$82,437

Interest income Recognized	$22	$375	$4	$1	$1	—	$33	—	$3	$439

With an allowance recorded:
Recorded investment	$3,040	$6,521	$4,332	$361	$93	$45	$833	$975	$6,485	$22,685

Unpaid principal	$3,524	$7,010	$5,389	$720	$117	$47	$873	$2,071	$6,523	$26,274

Related allowance	$559	$1,043	$1,498	$59	$14	$17	$357	$78	$1,048	$4,673

Average recorded Investment	$3,399	$10,714	$3,690	$188	$297	$46	$704	$815	$3,725	$23,578

Interest income Recognized	$6	$62	$11	—	—	—	$7	$2	$94	$182

	Impaired PNCI Loans – As of March 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
With no related allowance recorded:
Recorded investment	—	$2,072	$326	—	—	$77	—	—	—	$2,475

Unpaid principal	—	$2,075	$363	—	—	$78	—	—	—	$2,516

Average recorded Investment	—	$1,036	$163	—	—	$39	—	—	—	$1,238

Interest income Recognized	—	$26	—	—	—	$1	—	—	—	$27

With an allowance recorded:
Recorded investment	$162	—	$80	—	—	—	—	—	—	$242

Unpaid principal	$162	—	$84	—	—	—	—	—	—	$246

Related allowance	$23	—	$80	—	—	—	—	—	—	$103

Average recorded Investment	$81	—	$40	—	—	—	—	—	—	$121

Interest income Recognized	$3	—	—	—	—	—	—	—	—	$3

The following tables show the recorded investment (financial statement balance), unpaid principal balance, average recorded investment, and interest income recognized for impaired Originated and PNCI loans, segregated by those with no related allowance recorded and those with an allowance recorded for the periods indicated.

	Impaired Originated Loans – As of December 31, 2011
	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
With no related allowance recorded:
Recorded investment	$6,921	$61,205	$5,101	$224	$424	$39	$8,473	$1,809	$571	$84,767

Unpaid principal	$8,663	$72,408	$8,519	$528	$777	$56	$9,229	$2,857	$916	$103,953

Average recorded Investment	$6,557	$53,346	$5,228	$458	$569	$44	$6,687	$3,942	$3,590	$80,421

Interest income Recognized	$58	$2,235	$99	$7	$15	$2	$381	—	$4	$2,801

With an allowance recorded:
Recorded investment	$3,246	$10,688	$4,177	$350	$147	$70	$964	$3,818	$6,328	$29,788

Unpaid principal	$3,760	$11,094	$4,977	$666	$193	$75	$1,040	$8,698	$6,330	$36,833

Related allowance	$460	$1,613	$2,365	$73	$29	$24	$200	$258	$971	$5,993

Average recorded Investment	$4,611	$10,019	$4,770	$215	$407	$52	$1,023	$2,334	$3,578	$27,009

Interest income Recognized	$77	$588	$122	$3	$2	$2	$36	$(16)	$387	$1,201

	Impaired PNCI Loans – As of December 31, 2011
	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
With no related allowance recorded:
Recorded investment	—	—	$110	$87	—	—	$89	—	—	$286

Unpaid principal	—	—	$126	$89	—	—	$98	—	—	$313

Average recorded Investment	—	—	$55	$44	—	—	$45	—	—	$144

Interest income Recognized	—	—	$5	$2	—	—	$3	—	—	$10

With an allowance recorded:
Recorded investment	—	—	—	—	—	—	—	—	—	—

Unpaid principal	—	—	—	—	—	—	—	—	—	—

Related allowance	—	—	—	—	—	—	—	—	—	—

Average recorded Investment	—	—	—	—	—	—	—	—	—	—

Interest income Recognized	—	—	—	—	—	—	—	—	—	—

At March 31, 2012, $67,348,000 of Originated loans were TDR and classified as impaired. The Company had obligations to lend $333,000 of additional funds on these TDR as of March 31, 2012. At March 31, 2012, $495,000 of PNCI loans were TDR and classified as impaired. The Company had no obligations to lend additional funds on these TDR as of March 31, 2012.

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

	Impaired Originated Loans – As of March 31, 2011
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
With no related allowance recorded:
Recorded investment	$8,870	$44,442	$6,067	$769	$623	$32	$4,740	$5,999	$6,510	$78,052

Unpaid principal	$11,234	$52,148	$9,260	$1,088	$1,155	$36	$5,824	$11,276	$6,699	$98,720

Average recorded Investment	$6,484	$35,963	$5,386	$511	$584	$55	$3,031	$9,517	$3,905	$65,436

Interest income Recognized	$6	$261	$2	$1	$3	—	$19	$1	$94	$387

With an allowance recorded:

Recorded investment	$3,757	$14,907	$3,048	$14	$501	$46	$575	$654	$964	$24,466

Unpaid principal	$4,149	$15,085	$3,599	$14	$602	$49	$618	$708	$1,006	$25,830

Related allowance	$1,054	$917	$1,772	$14	$161	$16	$166	$136	$596	$4,832

Average recorded Investment	$2,763	$10,849	$4,379	$142	$881	$90	$1,069	$748	$710	$21,631

Interest income Recognized	$3	$190	$1	—	$1	—	$3	—	$5	$203

At March 31, 2011, $46,326,000 of originated loans were TDR and classified as impaired. The Company had obligations to lend $378,000 of additional funds on these TDR as of March 31, 2011. At March 31, 2011, the Company had no PNCI loans.

The following tables show certain information regarding Troubled Debt Restructurings (TDRs) that occurred during the period indicated:

	TDR Information for the Three Months Ended March 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Number	2	7	2	—	—	1	1	2	—	15
Pre-modification out-standing principal balance	$650	$1,561	$436	—	—	$38	$249	$230	—	$3,164
Post-modification out-standing principal balance	$669	$1,523	$464	—	—	$38	$249	$232	—	$3,175
Financial Impact due to troubled debt restructure taken as additional provision	—	—	$16	—	—	—	—	—	—	$16
Number that defaulted during the period	1	4	—	—	—	—	—	—	1	6
Recorded investment of TDRs that defaulted during the period	$112	$2,632	—	—	—	—	—	—	$39	$2,783
Financial Impact due to the default of previous troubled debt restructure taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

Modifications classified as Troubled Debt Restructurings can include one or a combination of the following:

•	Rate modifications

•	Term extensions

•	Interest only modifications, either temporary or long-term

•	Payment modifications

•	Collateral substitutions/additions

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

Note 6 – Foreclosed Assets

A summary of the activity in the balance of foreclosed assets follows (in thousands):

	Three months ended March 31, 2012			Three months ended March 31, 2011
	Noncovered	Covered	Total	Noncovered	Covered	Total
Beginning balance, net	$13,268	$3,064	$16,332	$5,000	$4,913	$9,913
Additions/transfers from loans	1,694	225	1,919	1,523	—	1,523
Dispositions/sales	(3,379)	—	(3,379)	(1,983)	(21)	(2,004)
Valuation adjustments	(83)	—	(83)	(68)	(381)	(449)

Ending balance, net	$11,500	$3,289	$14,789	$4,472	$4,511	$8,983

Ending valuation allowance	$(977)	$(776)	$(1,753)	$(505)	$(996)	$(1,501)

Ending number of foreclosed assets	52	11	63	32	13	45

Proceeds from sale of foreclosed assets	$3,021	—	$3,021	$2,175	$30	$2,205

Gain (loss) on sale of foreclosed assets	$(358)	—	$(358)	$191	$9	$200

Note 7 – Premises and Equipment

Premises and equipment were comprised of:

	March 31, 2012	December 31, 2011
	(In thousands)
Premises	$21,197	$20,975
Furniture and equipment	24,733	24,340

	45,930	45,315
Less: Accumulated depreciation	(30,241)	(29,562)

	15,689	15,753
Land and land improvements	4,125	4,140

	$19,814	$19,893

Depreciation expense for premises and equipment amounted to $782,000 and $646,000 for the three months ended March 31, 2012 and 2011, respectively.

Note 8 – Cash Value of Life Insurance

A summary of the activity in the balance of cash value of life insurance follows (in thousands):

	Three months ended March 31,
	2012	2011
Beginning balance	$50,403	$50,541
Increase in cash value of life insurance	450	450

Ending balance	$50,853	$50,991

As of March 31, 2012, the Bank was the owner and beneficiary of 139 life insurance policies, issued by six life insurance companies, covering 38 current and former employees and directors. These life insurance policies are recorded on the Company’s financial statements at their reported cash (surrender) values. As a result of current tax law and the nature of these policies, the Bank records any increase in cash value of these policies as nontaxable noninterest income. If the Bank decided to surrender any of the policies prior to the death of the insured, such surrender may result in a tax expense related to the life-to-date cumulative increase in cash value of the policy. If the Bank retains such policies until the death of the insured, the Bank would receive nontaxable proceeds from the insurance company equal to the death benefit of the policies. The Bank has entered into Joint Beneficiary Agreements (JBAs) with certain of the insureds that for certain of the policies provide some level of sharing of the death benefit, less the cash surrender value, among the Bank and the beneficiaries of the insured upon the receipt of death benefits. See Note 15 of these consolidated financial statements for additional information on of JBAs.

Note 9 – Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill intangible as of the dates indicated.

(In thousands)	March 31, 2012	Additions	Reductions	December 31, 2011
Goodwill	$15,519	—	—	$15,519

The following table summarizes the Company’s core deposit intangibles as of the dates indicated.

(In thousands)	March 31, 2012	Additions	Reductions	December 31, 2011
Core deposit intangibles	$1,460	—	—	$1,460
Accumulated amortization	(212)	—	$(53)	(159)

Core deposit intangibles, net	$1,248	—	$(53)	$1,301

The Company recorded additions to core deposit intangibles of $898,000 and $562,000 in conjunction with the Citizens and Granite acquisition on September 23, 2011 and May 28, 2010, respectively. The following table summarizes the Company’s estimated core deposit intangible amortization (in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2012	$209
2013	209
2014	209
2015	209
2016	209
Thereafter	$256

Note 10 – Mortgage Servicing Rights

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated (in thousands):

	Three months ended March 31,
	2012	2011
Mortgage servicing rights:
Balance at beginning of period	$4,603	$4,605
Additions	550	263
Change in fair value	(369)	(60)

Balance at end of period	$4,784	$4,808

Servicing, late and ancillary fees received	$372	$361
Balance of loans serviced at:
Beginning of period	$598,185	$573,300
End of period	$615,867	$583,625
Weighted-average prepayment speed (CPR)	18.4%	14.8%
Discount rate	9.0%	9.0%

The changes in fair value of MSRs that occurred during the three months ended March 31, 2012 and 2011 were mainly due to principal reductions and changes in estimated life of the MSRs.

Note 11 – Indemnification Asset

A summary of the activity in the balance of indemnification asset follows (in thousands):

	Three months ended March 31,
	2012	2011
Beginning balance	$4,405	$5,640
Effect of actual covered losses and change in estimated future covered losses	(418)	1,681
Reimbursable expenses incurred	58	122
Payments received	(640)	(754)

Ending balance	$3,405	$6,689

Note 12 – Other Assets

Other assets were comprised of (in thousands):

	March 31, 2012	December 31, 2011
Deferred tax asset, net	$26,963	$27,810
Prepaid expense including FDIC assessment and taxes	6,773	8,459
Software	1,839	1,530
Life insurance proceeds receivable	—	2,811
Advanced compensation	1,328	1,363
TriCo Capital Trust I & II	1,238	1,238
Mmiscellaneous other assets	1,333	173

Total other assets	$39,474	$43,384

Note 13 – Deposits

A summary of the balances of deposits follows (in thousands):

	March 31, 2012	December 31, 2011
Noninterest-bearing demand	$564,143	$541,276
Interest-bearing demand	488,573	431,565
Savings	724,449	797,182
Time certificates, $100,000 and over	204,663	220,374
Other time certificates	187,918	200,139

Total deposits	$2,169,746	$2,190,536

Certificate of deposit balances of $5,000,000 and $5,000,000 from the State of California were included in time certificates, $100,000 and over, at March 31, 2012 and December 31, 2011, respectively. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $1,168,000 and $1,343,000 were classified as consumer loans at March 31, 2012 and December 31, 2011, respectively.

Note 14 – Reserve for Unfunded Commitments

The following tables summarize the activity in reserve for unfunded commitments for the periods indicated (in thousands):

	Three months ended March 31,
	2012	2011
Balance at beginning of period	$2,740	$2,640
Provision for losses – unfunded commitments	(190)	50

Balance at end of period	$2,550	$2,690

Note 15 – Other Liabilities

Other liabilities were comprised of (in thousands):

	March 31, 2012	December 31, 2011
Deferred compensation	$8,320	$8,209
Supplemental retirement	11,567	11,201
Additional minimum pension liability	3,802	3,802
Joint beneficiary agreements	2,382	2,323
Miscellaneous other liabilities	3,604	4,892

Total other liabilities	$29,675	$30,427

Note 16 – Other Borrowings

A summary of the balances of other borrowings follows:

(In thousands)	March 31, 2012	December 31, 2011
Borrowing under security repurchase agreement, rate is fixed at 4.72%and principal is callable in its entirety by lender on a quarterly basis until final maturity on August 30, 2012	$50,000	$50,000
FHLB fixed rate borrowings:
Matured January 25, 2012, effective rate 0.24%	—	3,000
Matures April 6, 2012, effective rate 0.26%	5,000	5,013
Matures April 25, 2012, effective rate 0.26%	3,000	3,001
Matures July 25, 2012, effective rate 0.34%	3,000	3,000
Other collateralized borrowings, fixed rate, as of March 31, 2012 of 0.05% payable on April 2, 2012	8,074	8,527

Total other borrowings	$69,074	$72,541

During August 2007, the Company entered into a security repurchase agreement with principal balance of $50,000,000 and terms as described above. As of March 31, 2012, the Company has pledged as collateral and sold under an agreement to repurchase investment securities with fair value of $58,365,000 under this security repurchase agreement. The Company did not enter into any other repurchase agreements during the three months ended March 31, 2012 or the year ended December 31, 2011. The average balance of repurchase agreements during the three months ended March 31, 2012 was $50,000,000, with an average rate of 4.72%.

The Company had $8,074,000 and $8,527,000 of other collateralized borrowings at March 31, 2012 and December 31, 2011, respectively. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of March 31, 2012, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $8,074,000 under these other collateralized borrowings.

As part of the Citizens acquisition on September 23, 2011, the Company assumed borrowings with principal balances totaling $22,000,000 and fair values totaling $22,028,000. These borrowings from the Federal Home Loan Bank of San Francisco (FHLB) are now collateralized under the Bank’s line of credit at the FHLB as described below. As of March 31, 2012, borrowings with principal balances totaling $11,000,000 remain from the $22,000,000 assued in the Citizens acquisition.

The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at March 31, 2012, this line provided for maximum borrowings of $512,266,000 of which $11,000,000 was outstanding, leaving $501,266,000 available. As of March 31, 2012, the Company has designated loans totaling $1,035,990,000 as potential collateral under this collateralized line of credit with the FHLB.

The Company maintains a collateralized line of credit with the Federal Reserve Bank of San Francisco. As of March 31, 2012, this line provided for maximum borrowings of $65,918,000 of which none was outstanding, leaving $65,918,000 available. As of March 31, 2012, the Company has designated investment securities with fair value of $291,000 and loans totaling $65,627,000 as potential collateral under this collateralized line of credit with the FRB.

The Company has available unused correspondent banking lines of credit from commercial banks totaling $5,000,000 for federal funds transactions at March 31, 2012.

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

The debentures issued by TriCo Capital Trust I and TriCo Capital Trust II, less the common securities of TriCo Capital Trust I and TriCo Capital Trust II, continue to qualify as Tier 1 or Tier 2 capital under interim guidance issued by the Board of Governors of the Federal Reserve System (Federal Reserve Board). As of March 31, 2012, the interest rates on the junior subordinated debentures issued by TriCo Capital Trust I and II were 3.622% and 3.111%, respectively.

Note 18 – Commitments and Contingencies

Restricted Cash Balances— Reserves (in the form of deposits with the Federal Reserve Bank) of $24,042,000 and $20,143,000 were maintained to satisfy Federal regulatory requirements at March 31, 2012 and December 31, 2011, respectively. These reserves are included in cash and due from banks in the accompanying balance sheets.

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

Rent expense under operating leases was $832,000 and $693,000 during the three months ended March 31, 2012 and 2011, respectively

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

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(In thousands)	March 31, 2012	December 31, 2011
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$137,896	$119,634
Consumer loans	379,371	380,489
Real estate mortgage loans	20,893	22,277
Real estate construction loans	6,017	6,646
Standby letters of credit	4,536	5,324
Deposit account overdraft privilege	63,697	61,623

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

Legal Proceedings—The Bank owns 10,214 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 0.4881 per Class A share. As of March 31, 2012, the value of the Class A shares was $118.00 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Company was $588,000 as of March 31, 2012, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

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

Note 19 – Shareholders’ Equity

Dividends Paid

The Bank paid to the Company cash dividends in the aggregate amounts of $1,625,000 during the three months ended March 31, 2012. The Bank is regulated by the FDIC and the State of California Department of Financial Institutions. Absent approval from the Commissioner of Financial Institutions of California, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period.

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

Stock Repurchase Plan

On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company’s common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this stock repurchase plan represented approximately 3.2% of the Company’s 15,814,662 outstanding common shares as of August 21, 2007. This stock repurchase plan has no expiration date. As of March 31, 2012, the Company had repurchased 166,600 shares under this plan.

Stock Repurchased Under Equity Compensation Plans

During the three months ended March 31, 2012 employees tendered no shares of the Company’s common stock in lieu of cash to exercise options to purchase shares of the Company’s stock or to pay income taxes related to such exercises as permitted by the Company’s shareholder-approved equity compensation plans. Such tendered shares are considered repurchased shares but are not counted against the repurchase plan noted above.

Note 20 – Stock Options and Other Equity-Based Incentive Instruments

In March 2009, the Company’s Board of Directors adopted the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2009 Plan was approved by the Company’s shareholders in May 2009. The 2009 Plan allows for the granting of the following types of “stock awards” (Awards): incentive stock options, nonstatutory stock options, performance awards, restricted stock, restricted stock unit awards and stock appreciation rights. Subject to certain adjustments, the maximum aggregate number of shares of TriCo’s common stock which may be issued pursuant to or subject to Awards is 650,000. The number of shares available for issuance under the 2009 Plan shall be reduced by: (i) one share for each share of common stock issued pursuant to a stock option or a Stock Appreciation Right and (ii) two shares for each share of common stock issued pursuant to a Performance Award, a Restricted Stock Award or a Restricted Stock Unit Award. When Awards made under the 2009 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2009 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares against the number of shares again becomes available for issuance under the 2009 Plan, the number of shares of common stock available for issuance under the 2009 Plan shall increase by two shares. Shares awarded and delivered under the 2009 Plan may be authorized but unissued, or reacquired shares. As of March 31, 2012, 399,000 options for the purchase of common shares remain outstanding, and 251,000 remain available for grant, under the 2009 Plan.

In May 2001, the Company adopted the TriCo Bancshares 2001 Stock Option Plan (2001 Plan) covering officers, employees, directors of, and consultants to, the Company. Under the 2001 Plan, the option exercise price cannot be less than the fair market value of the Common Stock at the date of grant except in the case of substitute options. Options for the 2001 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 2001 Plan are determined individually for each grant. As of March 31, 2012, 851,935 options for the purchase of common shares remain outstanding under the 2001 Plan. No new options may be granted under the 2001 Plan. Stock option activity is summarized in the following table for the time period indicated:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price	Weighted Average Fair Value on Date of Grant
Outstanding at December 31, 2011	1,250,935	$11.72 to $25.91	$17.18
Options granted	—	— to—	—	—
Options exercised	—	— to—	—
Options forfeited	—	— to—	—
Outstanding at March 31, 2012	1,250,935	$11.72 to $25.91	$17.18

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of March 31, 2012:

(In thousands except exercise price)	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	861,845	369,090	1,250,935
Weighted average exercise price	$17.60	$16.26	$17.18
Intrinsic value (thousands)	$1,429	$636	$2,065
Weighted average remaining contractual term (yrs.)	3.4	8.6	5.0

The 369,090 options that are currently not exercisable as of March 31, 2012 are expected to vest, on a weighted-average basis, over the next 3.2 years, and the Company is expected to recognize $2,274,000 of pre-tax compensation costs related to these options as they vest. The Company did not modify any option grants in 2011 or 2012.

Note 21 – Noninterest Income and Expenses

The components of other noninterest income were as follows (in thousands):

	Three months ended March 31,
	2012	2011
Service charges on deposit accounts	$3,527	$3,430
ATM and interchange fees	1,819	1,645
Other service fees	603	406
Mortgage banking service fees	372	361
Change in value of mortgage servicing rights	(369)	(60)

Total service charges and fees	5,952	5,782

Gain on sale of loans	1,650	725
Commissions on sale of non-deposit investment products	819	360
Increase in cash value of life insurance	450	450
Change in indemnification asset	(353)	1,692
(Loss) gain on sale of foreclosed assets	(358)	200
Sale of customer checks	73	59
Lease brokerage income	58	33
Loss on disposal of fixed assets	(235)	(9)
Commission rebates	(16)	(17)
Other	225	75

Total other noninterest income	2,313	3,568

Total noninterest income	$8,265	$9,350

Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights, totaling $3,000 and $301,000 were recorded in service charges and fees noninterest income for the three months ended March 31, 2012 and 2011, respectively.

The components of noninterest expense were as follows (in thousands):

	Three months ended March 31,
	2012	2011
Base salaries, net of deferred loan origination costs	$8,159	$7,004
Incentive compensation	1,375	916
Benefits and other compensation costs	3,228	2,873

Total salaries and benefits expense	12,762	10,793

Occupancy	1,716	1,460
Equipment	1,117	921
Data processing and software	1,429	852
ATM network charges	567	482
Telecommunications	555	406
Postage	256	216
Courier service	189	208
Advertising	498	432
Assessments	606	867
Operational losses	116	109
Professional fees	423	287
Foreclosed assets expense	525	167
Provision for foreclosed asset losses	83	449
Change in reserve for unfunded commitments	(190)	50
Intangible amortization	53	85
Other	2,210	1,887

Total other noninterest expense	10,153	8,878

Total noninterest income	$22,915	$19,671

Note 22 – Income Taxes

The provisions for income taxes applicable to income before taxes differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled for the periods indicated as follows:

	Three months ended March 31,
	2012	2011
Federal statutory income tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	6.3	5.7
Tax-exempt interest on municipal obligations	(0.6)	(1.1)
Increase in cash value of insurance policies	(2.5)	(3.6)
Other	0.3	0.1

Effective Tax Rate	38.5%	36.1%

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

	Three months ended March 31,
(In thousands)	2012	2011
Net income	$3,931	$2,800
Average number of common shares outstanding	15,979	15,860
Effect of dilutive stock options	64	163

Average number of common shares outstanding used to calculate diluted earnings per share	16,043	16,023

Options excluded from diluted earnings per share because the effect of these options was antidilutive	869	763

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

	Three months ended March 31,
(In thousands)	2012	2011
Unrealized holding gains (losses) on available-for-sale securities	$(265)	$(387)
Tax effect	112	163

Other comprehensive income	$(153)	$(224)

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Net unrealized gains (losses) on available-for-sale securities	$10,265	$10,530
Tax effect	(4,315)	(4,427)

Unrealized holding gains (losses) on available-for-sale securities, net of tax	5,950	6,103

Minimum pension liability	(3,802)	(3,802)
Tax effect	1,598	1,598

Minimum pension liability, net of tax	(2,204)	(2,204)

Joint beneficiary agreement liability	(152)	(152)
Tax effect	64	64

Joint beneficiary agreement liability, net of tax	(88)	(88)

Accumulated other comprehensive income (loss)	$3,658	$3,811

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

	Three months ended March 31,
	2012	2011
	(In thousands)
Net pension cost included the following components:
Service cost-benefits earned during the period	$170	$164
Interest cost on projected benefit obligation	172	210
Amortization of net obligation at transition	—	1
Amortization of prior service cost	38	38
Recognized net actuarial loss	72	96

Net periodic pension cost	$452	$509

During the three months ended March 31, 2012 and 2011, the Company contributed and paid out as benefits $106,000 and $177,000, respectively, to participants under the plans. For the year ending December 31, 2012, the Company expects to contribute and pay out as benefits $472,000 to participants under the plans.

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

The following table summarizes the activity in these loans for the periods indicated (in thousands):

Balance December 31, 2010	$2,571
Advances/new loans	378
Removed/payments	(1,185)

Balance December 31, 2011	$1,764
Advances/new loans	365
Removed/payments	(34)

Balance March 31, 2012	$2,095

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

Securities available-for-sale-Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans held for sale – Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is based on what secondary markets are currently offering for loans with similar characteristics. As such, we classify those loans subjected to nonrecurring fair value adjustments as Level 2.

Impaired originated loans – Originated loans are not recorded at fair value on a recurring basis. However, from time to time, an originated loan is considered impaired and an allowance for loan losses is established. Originated loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of an impaired originated loan is estimated using one of several methods, including collateral value, fair value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired originated loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired originated loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the impaired originated loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value, or the appraised value contains a significant unobservable assumption, such as deviations from comparable sales, and there is no observable market price, the Company records the impaired originated loan as nonrecurring Level 3.

Foreclosed assets – Foreclosed assets include assets acquired through, or in lieu of, loan foreclosure. Foreclosed assets are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value less cost to sell. When the fair value of foreclosed assets is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the impaired originated loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value, or the appraised value contains a significant unobservable assumption, such as deviations from comparable sales, and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. Revenue and expenses from operations and changes in the valuation allowance are included in other noninterest expense. The Company records foreclosed assets as nonrecurring Level 3.

Mortgage servicing rights – Mortgage servicing rights are carried at fair value. A valuation model, which utilizes a discounted cash flow analysis using a discount rate and prepayment speed assumptions is used in the computation of the fair value measurement. While the prepayment speed assumption is currently quoted for comparable instruments, the discount rate assumption currently requires a significant degree of management judgment and is therefore considered an unobservable input. As such, the Company classifies mortgage servicing rights subjected to recurring fair value adjustments as Level 3. Additional information regarding mortgage servicing rights can be found in Note 10 in the consolidated financial statements at Item 1 of this report.

Goodwill and other intangible assets – Goodwill and other intangible assets are subject to impairment testing. A projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment as there are unobservable inputs for these assets. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at March 31, 2012	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$200,294	—	$200,294	—
Obligations of states and political subdivisions	9,976	—	9,976	—
Corporate debt securities	1,887	—	1,887	—
Mortgage servicing rights	4,784	—	—	$4,784

Total assets measured at fair value	$216,941	—	$212,157	$4,784

Fair value at December 31, 2011	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$217,384	—	$217,384	—
Obligations of states and political subdivisions	10,028	—	10,028	—
Corporate debt securities	1,811	—	1,811	—
Mortgage servicing rights	4,603	—	—	$4,603

Total assets measured at fair value	$233,826	—	$229,223	$4,603

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended March 31, 2012 and 2011. The amount included in the “Transfer into Level 3” column represents the beginning balance of an item in the period (interim quarter) for which it was designated as a Level 3 fair value measure (in thousands):

Three months ended March 31,	Beginning Balance	Transfers into Level 3	Change Included in Earnings	Issuances	Ending Balance
2012: Mortgage servicing rights	$4,603	—	(369)	550	$4,784
2011: Mortgage servicing rights	$4,605	—	(60)	263	$4,808

The tables below present information about assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated (in thousands):

March 31, 2012	Total	Level 1	Level 2	Level 3
Fair value:
Impaired loans	$18,151	—	—	$18,151
Noncovered foreclosed assets	11,500	—	—	11,500
Covered foreclosed assets	3,289	—	—	3,289

Total assets measured at fair value	$32,940	—	—	$32,940

March 31, 2011	Total	Level 1	Level 2	Level 3
Fair value:
Impaired loans	$19,634	—	—	$19,634
Noncovered foreclosed assets	4,472	—	—	4,472
Covered foreclosed assets	4,511	—	—	4,511

Total assets measured at fair value	$28,617	—	—	$28,617

The following table presents the losses resulting from nonrecurring fair value adjustments that occurred in the periods indicated:

	Three months ended March 31,
(In thousands)	2012	2011
Impaired Originated loans	$1,469	$3,462
Noncovered foreclosed assets	83	68
Covered foreclosed assets	—	381

Total loss from nonrecurring fair value adjustments	$1,552	$3,911

In addition to the methods and assumptions used to estimate the fair value of each class of financial instrument noted above, the following methods and assumptions were used to estimate the fair value of other classes of financial instruments for which it is practical to estimate the fair value.

Short-term Instruments – Cash and due from banks, fed funds purchased and sold, interest receivable and payable, and short-term borrowings are considered short-term instruments. For these short-term instruments their carrying amount approximates their fair value.

Restricted Equity Securities – The carrying value of restricted equity securities approximates fair value as the shares can only be redeemed by the issuing institution at par.

Originated and PNCI loans – The fair value of variable rate originated and PNCI loans is the current carrying value. The interest rates on these originated and PNCI loans are regularly adjusted to market rates. The fair value of other types of fixed rate originated and PNCI loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. The allowance for loan losses is a reasonable estimate of the valuation allowance needed to adjust computed fair values for credit quality of certain originated and PNCI loans in the portfolio.

PCI Loans – PCI loans are measured at estimated fair value on the date of acquisition. Carrying value is calculated as the present value of expected cash flows and approximates fair value.

FDIC Indemnification Asset – The fair value of the FDIC indemnification asset is based on the discounted value of expected future cash flows under the loss-share agreement.

Deposit Liabilities – The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. These values do not consider the estimated fair value of the Company’s core deposit intangible, which is a significant unrecognized asset of the Company. The fair value of time deposits and other borrowings is based on the discounted value of contractual cash flows.

Other Borrowings – The fair value of other borrowings is calculated based on the discounted value of the contractual cash flows using current rates at which such borrowings can currently be obtained.

Junior Subordinated Debentures – The fair value of junior subordinated debentures is estimated using a discounted cash flow model. The future cash flows of these instruments are extended to the next available redemption date or maturity date as appropriate based upon the spreads of recent issuances or quotes from brokers for comparable bank holding companies compared to the contractual spread of each junior subordinated debenture measured at fair value.

Commitments to Extend Credit and Standby Letters of Credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counter parties at the reporting date.

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

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$74,542	$74,542	$73,652	$73,652
Cash at Federal Reserve and other banks	607,218	607,218	563,623	563,623
Level 2 inputs:
Restricted equity securities	10,508	10,508	10,610	10,610
Loans held for sale	5,869	5,869	10,219	10,219
Level 3 inputs:
Loans, net	1,465,633	1,538,156	1,505,118	1,579,084
Indemnification asset	3,405	3,405	4,405	4,405
Financial liabilities:
Level 2 inputs:
Deposits	2,169,746	2,172,109	2,190,536	2,193,170
Other borrowings	69,074	69,989	72,541	74,027
Junior subordinated debt	41,238	25,155	41,238	25,980

	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$544,177	$5,442	$529,046	$5,290
Standby letters of credit	4,536	45	5,324	53
Overdraft privilege commitments	63,697	637	61,623	616

Note 28 – TriCo Bancshares Parent Only Financial Statements

Balance Sheets	March 31, 2012	December 31, 2011
Assets	(In thousands)
Cash and Cash equivalents	$627	$706
Investment in Tri Counties Bank	258,698	256,010
Other assets	1,238	1,238

Total assets	$260,563	$257,954

Liabilities and shareholders’ equity
Other liabilities	$287	$275
Junior subordinated debt	41,238	41,238

Total liabilities	41,525	41,513
Shareholders’ equity:
Common stock, no par value: authorized 50,000,000 shares; issued and outstanding 15,978,958 and 15,978,958 shares, respectively	84,336	84,079
Retained earnings	131,044	128,551
Accumulated other comprehensive loss, net	3,658	3,811

Total shareholders’ equity	219,038	216,441

Total liabilities and shareholders’ equity	$260,563	$257,954

Statements of Income	Three months ended March 31,
	2012	2011
	(In thousands)
Interest expense	$338	$310
Administration expense	131	147

Loss before equity in net income of Tri Counties Bank	(469)	(457)
Equity in net income of Tri Counties Bank:
Distributed	1,625	1,675
(Over) under distributed	2,583	1,389
Income tax benefit	192	193

Net income	$3,931	$2,800

Statements of Comprehensive Income	Three months ended March 31,
	2012	2011
	(In thousands)
Net income	$3,931	$2,800
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities arising during the period	(153)	(224)

Other comprehensive loss	(153)	(224)

Comprehensive income	$3,778	$2,576

Statements of Cash Flows	Three months ended March 31,
	2012	2011
	(In thousands)
Operating activities:
Net income	$3,931	$2,800
Adjustments to reconcile net income to net cash provided by operating activities:
Over (under) distributed equity in earnings of Tri Counties Bank	(2,583)	(1,389)
Stock option vesting expense	257	265
Net change in other assets and liabilities	(246)	(270)

Net cash provided by operating activities	1,359	1,406
Investing activities: None
Financing activities:
Cash dividends paid — common	(1,438)	(1,427)

Net cash used for financing activities	(1,438)	(1,427)

Increase (decrease) in cash and cash equivalents	(79)	(21)

Cash and cash equivalents at beginning of year	706	633

Cash and cash equivalents at end of year	$627	$612

Note 29 – Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2012, that the Company meets all capital adequacy requirements to which it is subject.

As of March 31, 2012, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that Management believes have changed the institution’s category. The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of March 31, 2012:
Total Capital (to Risk Weighted Assets):
Consolidated	$261,310	14.28%	$146,344	8.0%	N/A	N/A
Tri Counties Bank	$260,954	14.28%	$146,244	8.0%	$182,805	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$238,133	13.02%	$73,172	4.0%	N/A	N/A
Tri Counties Bank	$237,793	13.01%	$73,122	4.0%	$109,683	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$238,133	9.54%	$99,892	4.0%	N/A	N/A
Tri Counties Bank	$237,793	9.53%	$99,840	4.0%	$124,800	5.0%
As of December 31, 2011:
Total Capital (to Risk Weighted Assets):
Consolidated	$258,871	13.94%	$148,529	8.0%	N/A	N/A
Tri Counties Bank	$258,425	13.93%	$148,429	8.0%	$185,536	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$235,349	12.68%	$74,265	4.0%	N/A	N/A
Tri Counties Bank	$234,919	12.66%	$74,214	4.0%	$111,322	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$235,349	9.46%	$99,563	4.0%	N/A	N/A
Tri Counties Bank	$234,919	9.44%	$99,511	4.0%	$124,389	5.0%

Note 30 – Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the quarters of 2012 and 2011, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

2012 Quarters Ended
March 31,
(In thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$18
Discount accretion PCI – other	776
Discount accretion PNCI	1,286
Regular interest Purchased loans	3,420
All other loan interest income	19,429
Total loan interest income	24,929
Debt securities, dividends and interest bearing cash at Banks (not FTE)	2,235
Total interest income	27,164
Interest expense	2,128
Net interest income	25,036
Provision for loan losses	3,996
Net interest income after provision for loan losses	21,040
Noninterest income	8,265
Noninterest expense	22,915
Income before income taxes	6,390
Income tax expense	2,459
Net income	$3,931
Per common share:
Net income (diluted)	$0.25
Dividends	$0.09

	2011 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$418	$28	—	—
Discount accretion PCI – other	949	223	$185	$136
Discount accretion PNCI	1,738	—	—	—
Regular interest Purchased loans	3,651	978	872	835
All other loan interest income	20,491	20,758	20,678	20,751
Total loan interest income	27,247	21,987	21,735	21,722
Debt securities, dividends and interest bearing cash at Banks (not FTE)	2,362	2,485	2,732	2,712
Total interest income	29,609	24,472	24,467	24,434
Interest expense	2,329	2,465	2,714	2,730
Net interest income	27,280	22,007	21,753	21,704
Provision for loan losses	5,429	5,069	5,561	7,001
Net interest income after provision for loan losses	21,851	16,938	16,192	14,703
Noninterest income	10,489	14,723	8,251	9,350
Noninterest expense	22,076	20,873	20,095	19,671
Income before income taxes	10,264	10,788	4,348	4,382
Income tax expense	3,715	4,318	1,577	1,582
Net income	$6,549	$6,470	$2,771	$2,800
Per common share:
Net income (diluted)	$0.41	$0.40	$0.17	$0.17
Dividends	$0.09	$0.09	$0.09	$0.09

TRICO BANCSHARES

Financial Summary

(In thousands, except per share amounts; unaudited)

	Three months ended March 31,
	2012	2011
Net Interest Income (FTE)	$25,101	$21,787
Provision for loan losses	(3,996)	(7,001)
Noninterest income	8,265	9,350
Noninterest expense	(22,915)	(19,671)
Provision for income taxes (FTE)	(2,524)	(1,665)

Net income	$3,931	$2,800

Earnings per share:
Basic	$0.25	$0.18
Diluted	$0.25	$0.17
Per share:
Dividends paid	$0.09	$0.09
Book value at period end	$13.71	$12.72
Tangible book value at period end	$12.66	$11.71
Average common shares outstanding	15,979	15,860
Average diluted common shares outstanding	16,043	16,023
Shares outstanding at period end	15,979	15,860
At period end:
Loans, net	$1,465,633	$1,344,436
Total assets	2,532,908	2,195,738
Total deposits	2,169,746	1,859,912
Other borrowings	69,074	57,781
Junior subordinated debt	41,238	41,238
Shareholders’ equity	$219,038	$201,811
Financial Ratios:
During the period (annualized):
Return on assets	0.63%	0.51%
Return on equity	7.14%	5.50%
Net interest margin[1]	4.30%	4.31%
Net loan charge-offs to average loans	1.17%	1.82%
Efficiency ratio[1]	68.7%	63.2%
Average equity to average assets	8.76%	9.30%
At period end:
Equity to assets	8.65%	9.19%
Total capital to risk-adjusted assets	14.28%	14.45%
Allowance for losses to loans[2]	3.01%	3.31%

[1]	Fully taxable equivalent (FTE)
[2]	Allowance for losses includes allowance for loan losses and reserve for unfunded commitments.

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those that materially affect the consolidated financial statements and are related to the adequacy of the allowance for loan losses, investments, mortgage servicing rights, fair value measurements, retirement plans, acquired loans, indemnification asset and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s policies related to estimates can be found in Note 1 in the consolidated financial statements at Item 1 of this report.

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

On September 23, 2011, the California Department of Financial Institutions closed Citizens Bank of Northern California (“Citizens”), Nevada City, California and appointed the FDIC as receiver. That same date, the Bank assumed the banking operations of Citizens from the FDIC under a whole bank purchase and assumption agreement without loss sharing. With this agreement, the Bank added seven traditional bank branches including two in Grass Valley, and one in each of Nevada City, Penn Valley, Lake of the Pines, Truckee, and Auburn, California. This acquisition is consistent with the Bank’s community banking expansion strategy and provides further opportunity to fill in the Bank’s market presence in the Northern California market. During the quarter ended March 31, 2012, the Bank consolidated the operations of Citizens’ Auburn branch with the Bank’s existing Auburn branch.

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

The Company refers to loans and foreclosed assets that are covered by loss sharing agreements as “covered loans” and “covered foreclosed assets”, respectively. In addition, the Company refers to loans purchased or obtained in a business combination as “purchased credit impaired” (PCI) loans, or “purchased non-credit impaired” (PNCI) loans. The Company refers to loans that it originates as “Originated” loans. Additional information regarding the Citizens and Granite Bank acquisitions can be found in Note 2 in the consolidated financial statements at Item 1 of this report. Additional information regarding the definitions and accounting for originated, PNCI and PCI loans can be found in Notes 1, 2, 4 and 5 in the consolidated financial statements at Item 1 of this report, and under the heading Asset Quality and Non-Performing Assets below.

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

Following is a summary of the components of fully taxable equivalent (“FTE”) net income for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2012	2011
Net Interest Income (FTE)	$25,101	$21,787
Provision for loan losses	(3,996)	(7,001)
Noninterest income	8,265	9,350
Noninterest expense	(22,915)	(19,671)
Provision for income taxes (FTE)	(2,524)	(1,665)

Net income	$3,931	$2,800

Net Interest Income

The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2012	2011
Interest income	$27,164	$24,434
Interest expense	(2,128)	(2,730)
FTE adjustment	65	83

Net interest income (FTE)	$25,101	$21,787

Net interest margin (FTE)	4.30%	4.31%

Net interest income (FTE) during the first quarter of 2012 increased $3,314,000 (15.2%) from the same period in 2011 to $25,101,000. The increase in net interest income (FTE) was due to a $131,205,000 (9.4%) increase in average balance of loans and a 31 basis point increase in average yield on loans, both of which are due to the Citizens acquisition in September 2011. The operations of Citizens from January 1, 2012 to March 31, 2012 added approximately $4,584,000 and $8,000 to interest income and interest expense, respectively. Included in the $4,584,000 of Citizens related interest income recorded from January 1, 2012 to March 31, 2012, is $1,972,000 of interest income from fair value discount accretion. For more information related to the increase in average yield on loans, see the details of loan interest income and purchase discount accretion at Note 30 to the consolidated financial statements at Part I, Item 1 of this report. Also contributing to the increase in net interest margin during this first quarter of 2012 was a 17 basis decrease in the cost of deposits from 0.39% during the three months ended March 31, 2011 to 0.22% during the three months ended March 31, 2012. Despite these positive factors noted above, the Company’s ability to deploy excess deposits into some interest-earning asset other than short-term low-yield interest-earning cash at the Federal Reserve Bank has been limited. This limitation is the result of weak loan demand and investment yields that have been unattractive given their interest rate risk profile.

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

	For the three months ended
	March 31, 2012			March 31, 2011
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$1,527,536	$24,929	6.53%	$1,396,331	$21,722	6.22%
Investment securities - taxable	224,737	1,759	3.13%	276,497	2,381	3.44%
Investment securities - nontaxable	9,561	173	7.24%	12,063	223	7.38%
Cash at Federal Reserve and other banks	573,008	368	0.26%	339,394	191	0.23%

Total interest-earning assets	2,334,842	27,229	4.66%	2,024,285	24,517	4.84%
Other assets	179,699			165,078

Total assets	2,514,541			2,189,363

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	439,786	217	0.20%	402,267	349	0.35%
Savings deposits	790,590	297	0.15%	592,084	367	0.25%
Time deposits	402,985	670	0.67%	432,166	1,111	1.03%
Other borrowings	70,104	606	3.46%	59,223	593	4.01%
Junior subordinated debt	41,238	338	3.28%	41,238	310	3.01%

Total interest-bearing liabilities	1,744,703	2,128	0.49%	1,526,978	2,730	0.72%
Noninterest-bearing deposits	515,851			425,089
Other liabilities	33,621			33,761
Shareholders’ equity	220,366			203,535

Total liabilities and shareholders’ equity	$2,514,541			$2,189,363

Net interest spread(1)			4.17%			4.12%
Net interest income and interest margin(2)		$25,101	4.30%		$21,787	4.31%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

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

	Three months ended March 31, 2012 compared with three months ended March 31, 2011
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$2,040	$1,167	$3,207
Investment securities	(491)	(181)	(672)
Cash at Federal Reserve and other banks	134	43	177

Total interest-earning assets	1,683	1,029	2,712

Increase (decrease) in interest expense:
Interest-bearing demand deposits	33	(165)	(132)
Savings deposits	124	(194)	(70)
Time deposits	(75)	(366)	(441)
Other borrowings	109	(96)	13
Junior subordinated debt	—	28	28

Total interest-bearing liabilities	191	(793)	(602)

Increase (decrease) in Net Interest Income	$1,492	$1,822	$3,314

Provision for Loan Losses

The Company provided $3,996,000 for loan losses in the first quarter of 2012 versus $5,429,000 in the fourth quarter of 2011 and $7,001,000 in the first quarter of 2011. In accordance with industry guidance, related to real estate 1-4 family junior lien mortgages, issued by bank regulators during the first quarter of 2012, $6,541,000 of performing junior liens were reclassified from a Pass rating to a rating of Special Mention due to concerns regarding the performance of the associated priority liens. This reclassification resulted in additional provisions for loan losses of $1,596,000. Also included in the provision for loan losses during the quarter ended March 31, 2012, was $1,467,000 related to Citizens loans. The allowance for loan losses decreased $462,000 from $45,914,000 at December 31, 2011 to $45,452,000 at March 31, 2012. The decreases in provision for loan losses and in the allowance for loan and lease losses during the first quarter of 2012 were primarily the result of a decrease in nonperforming loans that was partially offset by the increased provision related to real estate 1-4 family junior lien mortgages and the provision related to Citizens loans noted above.

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

Noninterest Income

The following table summarizes the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended March 31,
	2012	2011
Service charges on deposit accounts	$3,527	$3,430
ATM fees and interchange	1,819	1,645
Other service fees	603	406
Mortgage banking service fees	372	361
Change in value of mortgage servicing rights	(369)	(60)

Total service charges and fees	5,952	5,782
Gain on sale of loans	1,650	725
Commissions on sale of nondeposit investment products	819	360
Increase in cash value of life insurance	450	450
Change in indemnification asset	(353)	1,692
(Loss) gain on disposition of foreclosed assets	(358)	200
Other noninterest income	105	141

Total noninterest income	$8,265	$9,350

Noninterest income decreased $1,085,000 (11.6%) to $8,265,000 in the three months ended March 31, 2012 when compared to the three months ended March 31, 2011. The decrease in noninterest income was primarily due to a $2,045,000 decrease in change in indemnification asset to a negative $353,000, and a $558,000 decrease in gain on sale of foreclosed assets, that were partially offset by a $925,000 increase in gain on sale of loans, and a $459,000 increase in commissions on sale of nondeposit investment products (NDIP). The decrease in change in indemnification offset is further offset by a reduced provision for loan losses and increased interest income related to covered loans, and is related to improved credit metrics of covered loans. The increase in gain on sale of loans is due to increased residential real estate loan refinance activity and our focus to service that activity. The increase in commissions on sale of NDIP is due to our application of additional resources in that area. The operations of Citizens from January 1, 2012 to March 31, 2012 accounted for $145,000 of the $8,265,000 of noninterest income during the three months ended March 31, 2012. Included in the $145,000 of Citizens related noninterest income recorded from January 1, 2012 to March 31, 2012, is a $230,000 loss on disposal of fixed assets related to system conversions.

Noninterest Expense

The following table summarizes the Company’s noninterest expense for the periods indicated (in thousands):

	Three months ended March 31,
	2012	2011
Salaries and related benefits:
Base salaries, net of deferred loan origination costs	$8,159	$7,004
Incentive compensation	1,375	916
Benefits and other compensation costs	3,228	2,873

Total salaries and related benefits	12,762	10,793

Other noninterest expense:
Occupancy	1,716	1,460
Equipment	1,117	921
Data processing and software	1,429	852
ATM network charges	567	482
Telecommunications	555	406
Postage	256	216
Courier service	189	208
Advertising and marketing	498	432
Assessments	606	867
Operational losses	116	109
Professional fees	423	287
Foreclosed asset expense	525	167
Provision for foreclosed asset losses	83	449
Change in reserve for unfunded commitments	(190)	50
Intangible amortization	53	85
Other	2,210	1,887

Total other noninterest expenses	10,153	8,878

Total noninterest expense	$22,915	$19,671

Average full time equivalent staff	731	670
Noninterest expense to revenue (FTE)	68.7%	63.2%

Salary and benefit expenses increased $1,969,000 (18.2%) to $12,762,000 during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Base salaries increased $1,155,000 (16.5%) to $8,159,000 during the three months ended March 31, 2012. The increase in base salaries was mainly due to a 9.1% increase in average full time equivalent staff to 731 and annual merit increases when compared to the three months ended March 31, 2011. The increase in full time equivalent staff is mainly due to the Citizens acquisition on September 23, 2011. Incentive and commission related salary expenses increased $459,000 (50.1%) to $1,375,000 during three months ended March 31, 2012 due primarily to increases in production related incentives and incentives tied to net income. Benefits expense, including retirement, medical and workers’ compensation insurance, and taxes, increased $355,000 (12.4%) to $3,228,000 during the three months ended March 31, 2012 primarily due to the increase in average full time equivalent staff noted above. The operations of Citizens from January 1, 2012 to March 31, 2012 added $894,000 to salaries and benefits expense.

Other noninterest expenses increased $1,275,000 (14.4%) to $10,153,000 during the three months ended March 31, 2012 when compared to the three months ended March 31, 2011. Changes in the various categories of other noninterest expense are reflected in the table above. The changes are indicative of the Citizens acquisition, and the economic environment which has led to increases, or fluctuations, in professional loan collection expenses, provision for foreclosed asset losses, and foreclosed asset expenses. The operations of Citizens from January 1, 2012 to March 31, 2012 added $1,460,000 to other noninterest expense including $621,000 of loan and OREO expenses, and $415,000 of outside data processing expenses related to the system conversions.

Income Taxes

The effective tax rate on income was 38.5% and 36.1% for the three months ended March 31, 2012 and 2011, respectively. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $660,000 and $381,000, respectively, in these periods. Tax-exempt income of $108,000 and $140,000, respectively, from investment securities, and $450,000 and $450,000, respectively, from increase in cash value of life insurance in these periods, along with relatively low levels of net income before taxes, helped to reduce the effective tax rate.

Financial Condition

Investment Securities

Investment securities available for sale decreased $17,066,000 to $212,157,000 as of March 31, 2012, as compared to December 31, 2011. This decrease is attributable to maturities of $20,060,000, a decrease in fair value of investments securities available for sale of $265,000, and amortization of net purchase price premiums of $329,000, that were partially offset by investment purchases of $3,588,000.

The following table presents the available for sale investment securities portfolio by major type as of March 31, 2012 and December 31, 2011:

(In thousands)	March 31, 2012		December 31, 2011
	Fair Value	%	Fair Value	%
Securities Available-for-Sale:
Obligations of U.S. government corporations and agencies	$200,294	94.4%	$217,384	94.8%
Obligations of states and political subdivisions	9,976	4.7%	10,028	4.4%
Corporate debt securities	1,887	0.9%	1,811	0.8%

Total securities available-for-sale	$212,157	100.0%	$229,223	100.0%

Additional information about the investment portfolio is provided in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Restricted Equity Securities

Restricted equity securities were $10,508,000 at March 31, 2012 and $10,610,000 at December 31, 2011. The entire balance of restricted equity securities at March 31, 2012 and December 31, 2011 represent the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”).

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

As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. The Bank may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

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

The following table shows the Company’s loan balances, including net deferred loan costs, as of the dates indicated:

(In thousands)	March 31, 2012	December 31, 2011
Real estate mortgage	$947,359	$965,922
Consumer	396,689	406,330
Commercial	128,343	139,131
Real estate construction	38,694	39,649

Total loans	$1,511,085	$1,551,032

At March 31, 2012 loans, including net deferred loan costs, totaled $1,511,085,000 which was a 2.6% ($39,947,000) decrease over the balances at December 31, 2011. Demand for all categories of loans was weak during the three months ended March 31, 2012.

The following table shows the Company’s loan balances, including net deferred loan costs, as a percentage of total loans for the periods indicated:

	March 31, 2012	December 31, 2011
Real estate mortgage	62.6%	62.2%
Consumer	26.3%	26.2%
Commercial	8.5%	9.0%
Real estate construction	2.6%	2.6%

Total loans	100.0%	100.0%

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

In situations related to originated loans where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession for other than an insignificant period of time to the borrower that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR). The Company strives to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where the Company grants the borrower new terms that result in the loan being classified as a TDR, the Company measures any impairment on the restructuring as noted above for impaired loans. TDR loans are classified as impaired until they are fully paid off or charged off. Loans that are in nonaccrual status at the time they become TDR loans, remain in nonaccrual status until the borrower demonstrates a sustained period of performance which the Company generally believes to be six consecutive months of payments, or equivalent. Otherwise, TDR loans are subject to the same nonaccrual and charge-off policies as noted above with respect to their restructured principal balance.

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

Interest income on originated nonaccrual loans that would have been recognized during the months ended March 31, 2012 and 2011, if all such loans had been current in accordance with their original terms, totaled $1,587,000 and $1,601,000, respectively. Interest income actually recognized on these originated loans during the three months ended March 31, 2012 and 2011 was $30,000 and $108,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the three months ended March 31, 2012, if all such loans had been current in accordance with their original terms, totaled $65,000. Interest income actually recognized on these PNCI loans during the three months ended March 31, 2012 was $34,000. During the three months ended March 31, 2012, the Company had no PNCI loans.

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

The following table sets forth the amount of the Bank’s nonperforming assets as of the dates indicated. For purposes of the following table, PCI loans that are 90 days past and still accruing are not considered nonperforming loans:

(In thousands)	March 31, 2012	December 31, 2011
Performing nonaccrual loans	$60,933	$61,164
Nonperforming nonaccrual loans	21,531	23,647

Total nonaccrual loans	82,464	84,811
Originated loans 90 days past due and still accruing	111	920

Total nonperforming loans	82,575	85,731
Noncovered foreclosed assets	11,500	13,268
Covered foreclosed assets	3,289	3,064

Total nonperforming assets	$97,364	$102,063

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$218	$3,061
Indemnified portion of covered foreclosed assets	$2,631	$2,451
Nonperforming assets to total assets	3.84%	3.99%
Nonperforming loans to total loans	5.46%	5.53%
Allowance for loan losses to nonperforming loans	55%	54%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	6.25%	6.34%

The following table sets forth the amount of the Bank’s nonperforming assets as of the dates indicated. For purposes of the following table, PCI loans that are ninety days past and still accruing are not considered nonperforming loans:

	March 31, 2012
(In thousands)	Originated	PNCI	PCI –cash basis	PCI -other	Total
Performing nonaccrual loans	$49,331	$2,093	$9,509	—	$60,933
Nonperforming nonaccrual loans	21,322	53	156	—	21,531

Total nonaccrual loans	70,653	2,146	9,665	—	82,464
Originated and PNCI loans 90 days past due and still accruing	111	—	—	—	111

Total nonperforming loans	70,764	2,146	9,665	—	82,575
Noncovered foreclosed assets	6,481	—	—	5,019	11,500
Covered foreclosed assets	—	—	—	3,289	3,289

Total nonperforming assets	$77,245	$2,146	$9,665	$8,308	$97,364

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$218	—	—	—	$218
Indemnified portion of covered foreclosed assets	—	—	—	$2,631	$2,631
Nonperforming assets to total assets					3.84%
Nonperforming loans to total loans	5.40%	1.76%	100%	—	5.46%
Allowance for loan losses to nonperforming loans	57%	17%	13%	n/m	55%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	3.21%	12.79%	61.96%	26.99%	6.25%

	December 31, 2011
(In thousands)	Originated	PNCI	PCI – cash basis	PCI -other	Total
Performing nonaccrual loans	$52,208	$97	$8,859	—	$61,164
Nonperforming nonaccrual loans	23,067	13	567	—	23,647

Total nonaccrual loans	75,275	110	9,426	—	84,811
Originated and PNCI loans 90 days past due and still accruing	500	420	—	—	920

Total nonperforming loans	75,775	530	9,426	—	85,731
Noncovered foreclosed assets	6,209	—	—	7,059	13,268
Covered foreclosed assets	—	—	—	3,064	3,064

Total nonperforming assets	$81,984	$530	$9,426	$10,123	$102,063

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$3,061	—	—	—	$3,061
Indemnified portion of covered foreclosed assets	—	—	—	$2,451	$2,451
Nonperforming assets to total assets					3.99%
Nonperforming loans to total loans	5.67%	0.39%	100.00%	—	5.53%
Allowance for loan losses to nonperforming loans	55%	46%	11%	n/m	54%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	3.27%	12.13%	62.09%	27.37%	6.34%

n/m – not meaningful

The following table and narrative describe the activity in the balance of nonperforming assets during the three-month period ended March 31, 2012:

Changes in nonperforming assets during the three months ended March 31, 2012

(In thousands):	Balance at March 31, 2012	New NPA	Advances/ Capitalized Costs	Pay- downs / Sales	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at December 31, 2011
Real estate mortgage:
Residential	$8,296	$774	$15	$(592)	$(223)	$(203)	—	$8,525
Commercial	42,761	4,050	—	(3,977)	(1,305)	(692)	—	44,685
Consumer
Home equity lines	15,905	2,467	387	(508)	(2,625)	(799)	—	16,983
Home equity loans	534	45	—	(28)	(41)	—	—	558
Auto indirect	348	68	1	(189)	(40)	—	—	508
Other consumer	147	202	—	(30)	(135)	—	—	110
Commercial	8,286	457	406	(364)	(281)	—	—	8,068
Construction:
Residential	5,647	269	—	(181)	(68)	—	—	5,627
Commercial	651	—	—	(16)	—	—	—	667

Total nonperforming loans	82,575	8,332	809	(5,885)	(4,718)	(1,694)	—	85,731
Noncovered foreclosed assets	11,500	—	—	(3,379)	(83)	1,694	—	13,268
Covered foreclosed assets	3,289	—	225	—	—	—	—	3,064

Total nonperforming assets	$97,364	$8,332	$1,034	$(9,264)	$(4,801)	—	—	$102,063

Nonperforming assets decreased during the first quarter of 2012 by $4,699,000 (4.6%) to $97,364,000 at March 31, 2012 compared to $102,063,000 at December 31, 2011. The decrease in nonperforming assets during the first quarter of 2012 was primarily the result of new nonperforming loans of $8,332,000, advances on existing nonperforming loans and capitalized costs on foreclosed assets of $1,034,000, less pay-downs or upgrades of nonperforming loans to performing status totaling $5,885,000, less dispositions of foreclosed assets totaling $3,379,000, less loan charge-offs of $4,718,000, and less write-downs of foreclosed assets of $83,000.

The primary causes of the $8,332,000 in new nonperforming loans during the first quarter of 2012 were increases of $774,000 on six residential real estate loans, $4,050,000 on 12 commercial real estate loans, $2,512,000 on 42 home equity lines and loans, $68,000 on 16 indirect auto loans, $202,000 on 20 consumer loans, $457,000 on 10 C&I loans, and $269,000 on four residential construction loans.

The $4,050,000 in new nonperforming commercial real estate loans was primarily comprised of four loans totaling $1,913,000 secured by commercial office buildings in northern California, a $962,000 loan secured by a commercial retail building in northern California and a $470,000 loan secured by a commercial warehouse in northern California.

Loan charge-offs during the three months ended March 31, 2012

In the first quarter of 2012, the Company recorded $4,718,000 in loan charge-offs and $204,000 in deposit overdraft charge-offs less $244,000 in loan recoveries and $220,000 in deposit overdraft recoveries resulting in $4,458,000 of net charge-offs. Primary causes of the charges taken in the first quarter of 2012 were gross charge-offs of $223,000 on nine residential real estate loans, $1,305,000 on six commercial real estate loans, $2,666,000 on 47 home equity lines and loans, $40,000 on 13 auto indirect loans, $135,000 on 17 other consumer loans, $281,000 on 15 C&I loans, and $2,000 on two residential construction loans.

The $1,305,000 in charge-offs the bank took in its commercial real estate portfolio was primarily the result of a $607,000 charge on a loan secured by a commercial warehouse in northern California and a $541,000 charge on a loan secured by an industrial plant facility in northern California. The remaining $157,000 was spread over four loans spread throughout the Company’s footprint.

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

The Company’s method for assessing the appropriateness of the allowance for originated and PNCI loan losses includes specific allowances for impaired loans and leases, formula allowance factors for pools of credits, and allowances for changing environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowance factors for loan pools are based on historical loss experience by product type and prior risk rating. Allowances for impaired loans are based on analysis of individual credits. Allowances for changing environmental factors are Management’s best estimate of the probable impact these changes have had on the originated or PNCI loan portfolio as a whole. The allowances for originated and PNCI loans are included in the allowance for loan losses.

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

The second component of the allowance for originated and PNCI loan losses, the formula allowance, is an estimate of the probable losses that have occurred across the major loan categories in the Company’s originated and PNCI loan portfolios. This analysis is based on loan grades by pool and the loss history of these pools. This analysis covers the Company’s entire originated and PNCI loan portfolios including unused commitments but excludes any loans that were analyzed individually and assigned a specific allowance as discussed above. The total amount allocated for this component is determined by applying loss estimation factors to outstanding loans and loan commitments. The loss factors were previously based primarily on the Company’s historical loss experience tracked over a five-year period and adjusted as appropriate for the input of current trends and events. Because historical loss experience varies for the different categories of originated loans, the loss factors applied to each category also differed. In addition, there is a greater chance that the Company would suffer a loss from a loan that was risk rated less than satisfactory than if the loan was last graded satisfactory. Therefore, for any given category, a larger loss estimation factor was applied to less than satisfactory loans than to those that the Company last graded as satisfactory. The resulting formula allowance was the sum of the allocations determined in this manner.

For the period ended March 31, 2012, the Company converted to a loss migration analysis to determine the formula allowance. Under this method, the Company reviewed the loss experience of each quarter over the previous three years and determined an annualized loss rate by loan category as well as risk rating at the beginning of each period reviewed. A weighted average was then applied to arrive at the average annualized loss rate for each loan category and risk rating, which was then applied against the net recorded investment for all loans by category and risk rating not classified as impaired. The effect of this change in methodology resulted in a net reduction in formula allowance required of $3,296,000.

In addition to updating the method by which the estimated formula allowance required is calculated, management also improved the monitoring and risk recognition within its consumer portfolio. Previously, consumer loans with no identified credit weakness had a risk rating of “Pass” assigned, and this would generally only change if the loan went 90 days past due, at which time the risk rating was systematically downgraded to “Substandard” and the loan was placed in nonaccrual. For the period ended March 31, 2012, management has chosen to monitor consumer loans based on current credit score and assign a risk rating of “Special Mention” for those scores below a certain threshold. This change is primarily intended to more effectively monitor and manage the risk in the Company’s portfolio of consumer loans and lines of credit secured by junior liens on 1-4 family residential properties. The current credit score allows us to better account for increasing default risk in these types of loans. It is also the only reasonably available tool that can be used to attempt to monitor the performance of the senior lien on the associated properties, as the Company does not generally service both the 1st and 2nd loans in these instances. The result of this change in methodology resulted in an additional required formula allowance of $1,874,000. $1,596,000 of this additional requirement is specifically related to loans and lines of credit secured by junior liens on 1-4 family residential properties.

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

Specifically, in assessing how much environmental factor allowance needed to be provided, management considered the following:

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

•	with respect to changes in energy prices, management considered the effect that increases, decreases or volatility may have on the performance of our borrowers, and

•	with respect to loans to borrowers in new markets and growth in general, management considered the relatively short seasoning of such loans and the lack of experience with such borrowers, and

•

with respect to the potential imprecision in the total Allowance for Loan Losses calculation, management previously included an unspecified reserve equal to 1.00% of the total allowance and reserve for unfunded commitments calculated. For the period ended March 31, 2012, this unspecified reserve was eliminated resulting in a reduction in allowances required of $425,000, and

•

with respect to loans that have not yet been identified as impaired, management considered the volume and severity of past due loans. This environmental consideration was added to the Company’s Allowance for Loan Losses methodology for the period ended March 31, 2012 and resulted in additional allowances required of $459,000.

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

The Components of the Allowance for Loan Losses

The following table sets forth the Bank’s allowance for loan losses as of the dates indicated (in thousands):

	March 31, 2012	December 31, 2011
Allowance for originated and PNCI loan losses:
Specific allowance	$4,776	$5,993
Formula allowance	31,449	32,023
Environmental factors allowance	4,440	3,687

Allowance for originated and PNCI loan losses	40,665	41,703
Allowance for PCI loan losses	4,787	4,211

Allowance for loan losses	$45,452	$45,914

Allowance for loan losses to loans	3.01%	2.96%

Based on the current conditions of the loan portfolio, management believes that the $45,452,000 allowance for loan losses at March 31, 2012 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for loan losses between loan types as of the dates indicated:

(In thousands)	March 31, 2012	December 31, 2011
Real estate mortgage	$13,138	$15,621
Consumer	24,474	20,506
Commercial	4,550	6,545
Real estate construction	3,290	3,242

Total allowance for loan losses	$45,452	$45,914

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total allowance for loan losses as of the dates indicated:

(In thousands)	March 31, 2012	December 31, 2011
Real estate mortgage	28.9%	34.0%
Consumer	53.8%	44.7%
Commercial	10.0%	14.2%
Real estate construction	7.3%	7.1%

Total allowance for loan losses	100.0%	100.0%

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (in thousands):

	Three months ended March 31,
	2012	2011
Allowance for loan losses:
Balance at beginning of period	$45,914	$42,571
Provision for loan losses	3,996	7,001
Loans charged off:
Real estate mortgage:
Residential	(223)	(1,125)
Commercial	(1,305)	(368)
Consumer:
Home equity lines	(2,625)	(3,601)
Home equity loans	(41)	—
Auto indirect	(40)	(135)
Other consumer	(339)	(229)
Commercial	(281)	(1,556)
Construction:
Residential	(68)	(35)
Commercial	—	—

Total loans charged off	(4,922)	(7,049)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	—	112
Commercial	36	28
Consumer:
Home equity lines	63	161
Home equity loans	3	2
Auto indirect	57	127
Other consumer	255	209
Commercial	50	21
Construction:
Residential	—	2
Commercial	—	39

Total recoveries of previously charged off loans	464	701

Net charge-offs	(4,458)	(6,348)

Balance at end of period	$45,452	$43,224

	Three months ended March 31,
	2012	2011
Reserve for unfunded commitments:
Balance at beginning of period	$2,740	$2,640
Provision for losses –unfunded commitments	(190)	50

Balance at end of period	$2,550	$2,690

Balance at end of period:
Allowance for loan losses	$45,452	$43,224
Reserve for unfunded commitments	2,550	2,690

Allowance for loan losses and Reserve for unfunded commitments	$48,002	$45,914

As a percentage of total loans at end of period:
Allowance for loan losses	3.01%	3.12%
Reserve for unfunded commitments	0.17%	0.19%

Allowance for loan losses and Reserve for unfunded commitments	3.18%	3.31%

Average total loans	$1,527,536	$1,396,331
Ratios:
Net charge-offs during period to average loans outstanding during period	1.17%	1.82%
Provision for loan losses to average loans outstanding	1.05%	2.01%

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the years indicated (in thousands):

(In thousands):	Balance at March 31, 2012	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at December, 2011
Noncovered:
Land & Construction	$3,966	—	—	$(1,068)	—	—	—	$5,034
Residential real estate	3,296	—	—	(812)	(83)	1,001	—	3,190
Commercial real estate	4,238	—	—	(1,499)	—	693	—	5,044

Total noncovered	11,500	—	—	(3,379)	(83)	1,694	—	13,268

Covered:
Land & Construction	1,799	—	—	—	—	—	—	1,799
Residential real estate	180	—	—	—	—	—	—	180
Commercial real estate	1,310	—	225	—	—	—	—	1,085

Total covered	3,289	—	225	—	—	—	—	3,064

Total foreclosed assets	$14,789	—	$225	$(3,379)	$(83)	$1,694	—	$16,332

Intangible Assets

Intangible assets were comprised of the following as of the dates indicated:

(In thousands)	March 31, 2012	December 31, 2011
Core-deposit intangible	$1,248	$1,301
Goodwill	15,519	15,519

Total intangible assets	$16,767	$16,820

The core-deposit intangible assets resulted from the Bank’s acquisitions of Citizens in 2011 and Granite in 2010. The goodwill intangible asset resulted from the North State National Bank acquisition in 2003. Amortization of core deposit intangible assets amounting to $53,000 and $85,000 were recorded during the three months ended March 31, 2012 and 2011, respectively.

Deposits

Deposits at March 31, 2012 decreased $20,790,000 (0.9%) over 2011 year-end balances to $2,169,746,000. Included in the March 31, 2012 and December 31, 2011 certificate of deposit balances is $5,000,000 from the State of California. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally favorable to other wholesale funding sources available to the Bank. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report. See Note 13 to the consolidated financial statements at Item 1 of this report for information about the Company’s deposits.

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

The Company adopted and announced a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. The Company did not repurchase any shares during the three months ended March 31, 2011. This plan has no stated expiration date for the repurchases. As of March 31, 2012, the Company had repurchased 166,600 shares under this plan, which left 333,400 shares available for repurchase under the plan. Shares that are repurchased in accordance with the provisions of a Company stock option plan or equity compensation plan are not counted against the number of shares repurchased under the repurchase plan adopted on August 21, 2007.

The Company’s primary capital resource is shareholders’ equity, which was $219,038,000 at March 31, 2012. This amount represents an increase of $2,597,000 from December 31, 2011, the net result of comprehensive income for the period of $3,778,000, and the effect of stock option vesting of $257,000, that were partially offset by dividends paid of $1,438,000. The Company’s ratio of equity to total assets was 8.65% and 8.47% as of March 31, 2012 and December 31, 2011, respectively.

The following summarizes the Company’s ratios of capital to risk-adjusted assets as of the dates indicated:

	As of March 31, 2012	As December 31, 2011	Minimum Regulatory Requirement
Total Capital	14.28%	13.94%	8.00%
Tier I Capital	13.02%	12.68%	4.00%
Leverage ratio	9.54%	9.46%	4.00%

See Note 19 and Note 29 to the consolidated financial statements at Item 1 of this report for information about the Company’s capital resources.

Liquidity

The Bank’s principal source of asset liquidity is cash at Federal Reserve and other banks and marketable investment securities available for sale. At March 31, 2012, cash at Federal Reserve and other banks and investment securities available for sale totaled $819,375,000, representing an increase of $26,529,000 (3.3%) from December 31, 2011. In addition, the Company generates additional liquidity from its operating activities. The Company’s profitability during the first three months of 2012 generated cash flows from operations of $18,188,000 compared to $10,315,000 during the first three months of 2011. Maturities of investment securities produced cash inflows of $20,060,000 during the three months ended March 31, 2012 compared to $22,139,000 for the three months ended March 31, 2011. During the three months ended March 31, 2012, the Company invested $3,588,000 in securities and received $33,795,000 of net loan principal reductions, compared to $25,456,000 invested in securities and $24,056,000 of net loan principal reductions, respectively, during the first three months of 2011. These changes in investment and loan balances contributed to net cash provided by investing activities of $51,992,000 during the three months ended March 31, 2012, compared to net cash provided by investing activities of $22,840,000 during the three months ended March 31, 2011. Financing activities used net cash of $25,695,000 during the three months ended March 31, 2012, compared to net cash provided by financing activities of $2,073,000 during the three months ended March 31, 2011. Deposit balance decreases accounted for $20,790,000 of financing uses of funds during the three months ended March 31, 2012, compared to $7,739,000 of financing sources of funds during the three months ended March 31, 2011. Net decrease in short-term other borrowings accounted for $3,467,000 and $4,239,000 of financing uses of funds during the three months ended March 31, 2012 and 2011, respectively. Dividends paid used $1,438,000 and $1,427,000 of cash during the three months ended March 31, 2012 and 2011, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of March 31, 2012 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

During the quarter ended March 31, 2012, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I—Item 1A—Risk Factors” in our Form 10-K for the year ended December 31, 2011, as supplemented and updated by the discussion below. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

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

Our ability to obtain reimbursement from FDIC under the loss sharing agreement on covered assets acquired in the Granite acquisition depends on our compliance with the terms of the loss sharing agreement. Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreement as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreement are extensive and our failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. Additionally, Management may decide to forgo loss share coverage on certain assets to allow greater flexibility over the management of certain assets. As of March 31, 2012, $48,931,000, or 1.9%, of the Company’s assets were covered by the aforementioned FDIC loss sharing agreements.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information concerning the common stock repurchased by the Company during the three months ended March 31, 2012 pursuant to the Company’s stock repurchase plan adopted on August 21, 2007, which is discussed in more detail under “Capital Resources” in this report and is incorporated herein by reference:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
Jan. 1-31, 2012	—	—	—	333,400
Feb. 1-29, 2012	—	—	—	333,400
Mar. 1-31, 2012	—	—	—	333,400

Total	—	—	—	333,400

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

Item 6 – Exhibits

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Granite Community Bank, N.A., Granite Bay, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of May 28, 2010, and related addendum filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 3, 2010.

2.2	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Citizens Bank of Northern California, Nevada City, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of September 23, 2011, and related addendum, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 27, 2011.

3.1	Restated Articles of Incorporation, filed as Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 16, 2009.

3.2	Bylaws of TriCo Bancshares, as amended, filed as Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed February 17, 2011.

4.1	Certificate of Determination of Preferences of Series AA Junior Participating Preferred Stock filed as Exhibit 3.3 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

4.2	Rights Agreement dated as of June 25, 2001 between TriCo Bancshares and Mellon Investor Services LLC (incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A filed on July 5, 2001).

4.3	Amendment to Rights Agreement dated as of July 8, 2011 between TriCo Bancshares and BNY Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 8, 2011).

4.4	Amended and Restated Form of Right Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on July 8, 2011).

10.2*	Form of Change of Control Agreement dated as of August 23, 2005, between TriCo, Tri Counties Bank and each of Dan Bailey, Bruce Belton, Craig Carney, Gary Coelho, Rick Miller, Richard O’Sullivan, Thomas Reddish, and Ray Rios filed as Exhibit 10.2 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.5*	TriCo’s 1995 Incentive Stock Option Plan filed as Exhibit 4.1 to TriCo's Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063).

10.6*	TriCo’s 2001 Stock Option Plan, as amended, filed as Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.7*	TriCo’s 2009 Equity Incentive plan, included as Appendix A to TriCo’s definitive proxy statement filed on April 4, 2009.

10.8*	Amended Employment Agreement between TriCo and Richard Smith dated as of August 23, 2005 filed as Exhibit 10.8 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.9*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 filed as Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.10*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 filed as Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.11*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 filed as Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.13*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 filed as Exhibit 10.12 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.14*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 filed as Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.15*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 filed as Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.16*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 filed as Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.17*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith, filed as Exhibit 10.14 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.18*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin, filed as Exhibit 10.15 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.19*	Form of Tri-Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish, filed as Exhibit 10.16 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.20*	Form of Tri-Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin, filed as Exhibit 10.17 to TriCo's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.21*	Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of the directors of TriCo Bancshares/Tri Counties Bank effective on the date that each director is first elected, filed as Exhibit 10.18 to TriCo’S Annual Report on Form 10-K for the year ended December 31, 2003.

10.22*	Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of Dan Bailey, Craig Carney, Rick Miller, Richard O'Sullivan, Thomas Reddish, Ray Rios, and Richard Smith filed as Exhibit 10.21 to TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

21.1	Tri Counties Bank, a California banking corporation, TriCo Capital Trust I, a Delaware business trust, and TriCo Capital Trust II, a Delaware business trust, are the only subsidiaries of Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRICO BANCSHARES
(Registrant)

Date: May 10, 2012	/s/ Thomas J. Reddish
Thomas J. Reddish
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)