Form 10-Q
period 2012-06-30
TRICO BANCSHARES /
filed 2012-08-09
CIK 356171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☐	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended: June 30, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Common stock, no par value: 15,992,893 shares outstanding as of August 3, 2012

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRICO BANCSHARES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data; unaudited)

	At June 30, 2012	At December 31, 2011
Assets:
Cash and due from banks	$67,617	$73,652
Cash at Federal Reserve and other banks	576,485	563,623

Cash and cash equivalents	644,102	637,275
Securities available-for-sale	202,849	229,223
Restricted equity securities	9,990	10,610
Loans held for sale	5,321	10,219
Loans	1,552,482	1,551,032
Allowance for loan losses	(45,849)	(45,914)

Total loans, net	1,506,633	1,505,118
Foreclosed assets, net	12,743	16,332
Premises and equipment, net	22,595	19,893
Cash value of life insurance	50,292	50,403
Interest receivable	7,545	7,312
Goodwill	15,519	15,519
Other intangible assets, net	1,196	1,301
Mortgage servicing rights	4,757	4,603
Indemnification asset	4,046	4,405
Other assets	38,030	43,384

Total assets	$2,525,618	$2,555,597

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$578,010	$541,276
Interest-bearing	1,587,767	1,649,260

Total deposits	2,165,777	2,190,536
Interest payable	1,415	1,674
Reserve for unfunded commitments	2,590	2,740
Other liabilities	30,538	30,427
Other borrowings	60,831	72,541
Junior subordinated debt	41,238	41,238

Total liabilities	2,302,389	2,339,156

Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding:
15,992,893 at June 30, 2012	84,799
15,978,958 at December 31, 2011		84,079
Retained earnings	134,893	128,551
Accumulated other comprehensive income, net of tax	3,537	3,811

Total shareholders’ equity	223,229	216,441

Total liabilities and shareholders’ equity	$2,525,618	$2,555,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest and dividend income:
Loans, including fees	$25,792	$21,735	$50,721	$43,457
Debt securities:
Taxable	1,601	2,347	3,347	4,721
Tax exempt	107	136	215	276
Dividends	14	7	27	14
Interest bearing cash at
Federal Reserve and other banks	430	242	798	433

Total interest and dividend income	27,944	24,467	55,108	48,901

Interest expense:
Deposits	1,077	1,802	2,261	3,629
Other borrowings	601	600	1,207	1,193
Junior subordinated debt	332	312	670	622

Total interest expense	2,010	2,714	4,138	5,444

Net interest income	25,934	21,753	50,970	43,457
Provision for loan losses	3,371	5,561	7,367	12,562

Net interest income after provision for loan losses	22,563	16,192	43,603	30,895

Noninterest income:
Service charges and fees	6,155	6,121	12,107	11,903
Gain on sale of loans	1,237	495	2,887	1,220
Commissions on sale of non-deposit investment products	842	648	1,661	1,008
Increase in cash value of life insurance	450	450	900	900
Other	1,893	537	1,287	2,570

Total noninterest income	10,577	8,251	18,842	17,601

Noninterest expense:
Salaries and related benefits	12,490	10,715	25,252	21,508
Other	11,877	9,380	22,030	18,258

Total noninterest expense	24,367	20,095	47,282	39,766

Income before income taxes	8,773	4,348	15,163	8,730

Provision for income taxes	3,452	1,577	5,911	3,159

Net income	$5,321	$2,771	$9,252	$5,571

Earnings per share:
Basic	$0.33	$0.17	$0.58	$0.35
Diluted	$0.33	$0.17	$0.58	$0.35
Dividends per share	$0.09	$0.09	$0.18	$0.18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$5,321	$2,771	$9,252	$5,571
Other comprehensive income, net of tax:
Unrealized holding gains/(losses) on securities arising during the period	(121)	1,558	(274)	1,334

Other comprehensive income (loss)	(121)	1,558	(274)	1,334

Comprehensive income	$5,200	$4,329	$8,978	$6,905

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2010	15,860,138	$81,554	$117,533	$1,310	$200,397
Net income			5,571		5,571
Other comprehensive income				1,334	1,334
Stock option vesting		500			500
Stock options exercised	296,250	2,428			2,428
Tax benefit of stock options exercised		296			296
Repurchase of common stock	(177,430)	(915)	(1,830)		(2,745)
Dividends paid ($0.18 per share)			(2,866)		(2,866)

Balance at June 30, 2011	15,978,958	$83,863	$118,408	$2,644	$204,915

Balance at December 31, 2011	15,978,958	$84,079	$128,551	$3,811	$216,441
Net income			9,252		9,252
Other comprehensive loss				(274)	(274)
Stock option vesting		511			511
Stock options exercised	17,000	204			204
Tax benefit of stock options exercised		21			21
Repurchase of common stock	(3,065)	(16)	(32)		(48)
Dividends paid ($0.18 per share)			(2,878)		(2,878)

Balance at June 30, 2012	15,992,893	$84,799	$134,893	$3,537	$223,229

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	For the six months ended June 30,
	2012	2011
Operating activities:
Net income	$9,252	$5,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	2,127	1,612
Amortization of intangible assets	105	105
Provision for loan losses	7,367	12,562
Amortization of investment securities premium, net	620	685
Originations of loans for resale	(104,059)	(55,579)
Proceeds from sale of loans originated for resale	110,857	56,973
Gain on sale of loans	(2,887)	(1,220)
Change in market value of mortgage servicing rights	833	222
Provision for losses on foreclosed assets	1,087	1,087
(Gain) loss on sale of foreclosed assets	55	(385)
Loss on disposal of fixed assets	388	15
Increase in cash value of life insurance	(900)	(900)
Stock option vesting expense	511	500
Stock option excess tax benefits	(21)	(296)
Change in reserve for unfunded commitments	(150)	—
Change in:
Interest receivable	(233)	582
Interest payable	(259)	(286)
Other assets and liabilities, net	6,605	(3,900)

Net cash from operating activities	31,298	17,348

Investing activities:
Proceeds from maturities of securities available-for-sale	39,097	39,352
Purchases of securities available-for-sale	(13,815)	(25,456)
Redemption (purchase) of restricted equity securities, net	620	(66)
Loan principal (increases) decreases, net	(14,001)	8,084
Proceeds from sale of foreclosed assets	7,955	4,145
Improvements of foreclosed assets	(389)	(17)
Proceeds from sale of premises and equipment	—	1
Purchases of premises and equipment	(4,720)	(2,288)

Net cash from investing activities	14,747	23,755

Financing activities:
Net decrease in deposits	(24,759)	(15,442)
Net change in short-term other borrowings	(11,710)	(2,786)
Stock option excess tax benefits	21	296
Repurchase of common stock	(48)	(753)
Dividends paid	(2,878)	(2,866)
Exercise of stock options	156	436

Net cash from financing activities	(39,218)	(21,115)

Net change in cash and cash equivalents	6,827	19,988

Cash and cash equivalents at beginning of period	637,275	371,066

Cash and cash equivalents at end of period	$644,102	$391,054

Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned	$5,119	$4,254
Unrealized net gain on securities available for sale	$(472)	$2,302
Market value of shares tendered by employees in-lieu of cash to pay for exercise options and/or related taxes	$48	$1,992
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$4,397	$5,730
Cash paid for income taxes	$3,675	$2,620

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Description of Business

TriCo Bancshares is a California corporation organized to act as a bank holding company for Tri Counties Bank. The Bank is a state-chartered financial institution that is engaged in the general commercial banking business in the California counties of Butte, Contra Costa, Del Norte, Fresno, Glenn, Kern, Lake, Lassen, Madera, Mendocino, Merced, Napa, Nevada, Placer, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare, Yolo and Yuba. Tri Counties Bank currently operates from 41 traditional branches and 27 in-store branches. The Company also formed two subsidiary business trusts, TriCo Capital Trust I and TriCo Capital Trust II, to issue trust preferred securities.

Basis of Presentation

The following unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of Management, all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation of results for the interim periods presented have been included. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2012.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned financial subsidiary, Tri Counties Bank. All significant intercompany balances and transactions have been eliminated. TriCo Capital Trust I and TriCo Capital Trust II, which were formed solely for the purpose of issuing trust preferred securities, are unconsolidated subsidiaries as the Company is not the primary beneficiary of the trusts and they are not considered variable interest entities. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Certain amounts in the consolidated financial statements for the year ended December 31, 2011 and for the three and six months ended June 30, 2011 may have been reclassified to conform to the presentation of the condensed consolidated financial statements in 2012.

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

Investment Securities

The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. During the six months ended June 30, 2012 and the year ended December 31, 2011, the Company did not have any securities classified as either held-to-maturity or trading. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of other accumulated comprehensive income (loss) in shareholders’ equity until realized. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold.

The Company assesses other-than-temporary impairment (“OTTI”) based on whether it intends to sell a security or if it is likely that the Company would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. No OTTI losses were recognized during the six months ended June 30, 2012 and the year ended December 31, 2011.

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

The Company’s method for assessing the appropriateness of the allowance for originated loan losses includes specific allowances for impaired originated loans and leases, formula allowance factors for pools of credits, and allowances for changing environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowance factors for loan pools were based on historical loss experience by product type and prior risk rating. During the three months ended March 31, 2012, management changed some of the assumptions utilized in the Allowance for Loan Losses estimate calculation. These changes were intended to more accurately reflect the current risk in the loan portfolio and to better estimate the losses inherent but not yet quantifiable. These changes included the conversion to a historical loss migration analysis intended to better determine the appropriate formula reserve ratio by loan category and risk rating, the addition of an environmental factor related to the delinquency rate of loans not classified as impaired by loan category, the elimination of an unspecified reserve allocation previously intended to account for imprecision inherent in the overall calculation, and the reclassification of risk rating of certain consumer loans based on current credit score in an attempt to better identify the risk in the portfolio. The financial effect of these changes resulted in a net reduction in the calculated Allowance for Loan Losses of $1,388,000 during the three months ended March 31, 2012. Allowances for impaired loans are based on analysis of individual credits. Allowances for changing environmental factors are Management’s best estimate of the probable impact these changes have had on the originated loan portfolio as a whole. The allowance for originated loans is included in the allowance for loan losses.

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

The Company has an identifiable intangible asset consisting of core deposit intangibles (CDI). CDI are amortized using an accelerated method over a period of ten years.

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

We account for MSR at fair value. The determination of fair value of our MSR requires management judgment because they are not actively traded. The determination of fair value for MSR requires valuation processes which combine the use of discounted cash flow models and extensive analysis of current market data to arrive at an estimate of fair value. The cash flow and prepayment assumptions used in our discounted cash flow model are based on empirical data drawn from the historical performance of our MSR, which we believe are consistent with assumptions used by market participants valuing similar MSR, and from data obtained on the performance of similar MSR. The key assumptions used in the valuation of MSR include mortgage prepayment speeds and the discount rate. These variables can, and generally will, change from quarter to quarter as market conditions and projected interest rates change. The key risks inherent with MSR are prepayment speed and changes in interest rates. The Company uses an independent third party to determine fair value of MSR.

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

Recent Accounting Pronouncements

FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. This Update is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 was adopted by the Company on January 1, 2012 and did not have a significant impact on the Company’s consolidated financial statements.

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

A summary of the net assets received in the Citizens acquisition, at their estimated fair values, is presented below:

(In thousands)	Citizens
September 23, 2011
Asset acquired:
Cash and cash equivalents	$80,707
Securities available-for-sale	9,353
Restricted equity securities	1,926
Loans	167,484
Core deposit intangible	898
Foreclosed assets	8,412
Other assets	1,524

Total assets acquired	$270,304

Liabilities assumed:
Deposits	$239,899
Other borrowings	22,038
Other liabilities	792

Total liabilities assumed	262,729

Net assets acquired/bargain purchase gain	$7,575

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

The Bank acquired only certain assets and assumed certain liabilities of Citizens. A significant portion of Citizens’s operations, its facilities and its central operations and administrative functions were not retained by the Bank. Therefore, disclosure of supplemental pro forma financial information, especially prior period comparison is deemed neither practical nor meaningful given the troubled nature of Citizens prior to the date of acquisition. The Bank did not immediately acquire all the banking facilities, furniture or equipment of Citizens as part of the purchase and assumption agreement. However, the Bank had the option to lease the real estate and purchase the furniture and equipment from the FDIC. The term of this option expired 90 days from the acquisition date. Prior to the expiration of the option, the Bank agreed to purchase essentially all of the furniture and equipment, and assume all of the property leases except for the administration building and Citizen’s Auburn branch. During the three months ended March 31, 2012, the Bank transfered the operations of Citizen’s Auburn branch to the Bank’s existing branch in Auburn, and vacated the Citizen’s administration building.

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

	Citizens Loans – September 23, 2011
(In thousands)	PNCI	PCI - other	PCI - cash basis	Total
Undiscounted contractual cash flows	$230,106	$69,346	$35,205	$334,657
Undiscounted cash flows not expected to be collected (nonaccretable difference)	—	(26,846)	(24,517)	(51,363)

Undiscounted cash flows expected to be collected	230,106	42,500	10,688	283,294
Accretable yield at acquisition	(105,664)	(10,146)	—	(115,810)

Estimated fair value of loans acquired at acquisition	124,442	32,354	10,688	167,484
Purchase discount	20,364	23,207	14,174	57,745

Principal balance loans acquired	$144,806	$55,561	$24,862	$225,229

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

During the three months ended March 31, 2012, the Company completed the conversion of Citizens’ information and data processing systems to the Bank’s systems, and consolidated the Citizens Auburn branch into the Bank’s existing Auburn branch. The operations of Citizens, included in the Company’s operating results from Januaury 1, 2012 to March 31, 2012, added approximately $4,584,000 and $8,000 to interest income and interest expense, respectively, $1,467,000 to provision for loan losses, $145,000 to noninterest income, and $2,151,000 to noninterest expense. Included in the $4,584,000 of Citizens related interest income recorded from January 1, 2012 to March 31, 2012, is $1,972,000 of interest income from fair value discount accretion. Included in the $145,000 of Citizens related noninterest income recorded from January 1, 2012 to March 31, 2012, is a $230,000 loss on disposal of fixed assets related to the system conversion noted above. Included in the $2,151,000 of Citizens related noninterest expense recorded from January 1, 2012 to March 31, 2012, is $415,000 of outside data processing expenses related to the system conversion noted above. Such operating results are not necessarily indicative of future operating results. Citizens’ results of operations prior to the acquisition are not included in the Company’s operating results.

The operations of Citizens, included in the Company’s operating results from April 1, 2012 to June 30, 2012, added approximately $5,032,000 and $5,000 to interest income and interest expense, respectively, $281,000 to provision for loan losses, $643,000 to noninterest income, and $1,534,000 to noninterest expense. Included in the $5,032,000 of Citizens related interest income recorded from April 1, 2012 to June 30, 2012, is $2,278,000 of interest income from fair value discount accretion. Such operating results are not necessarily indicative of future operating results. Citizens’ results of operations prior to the acquisition are not included in the Company’s operating results.

Note 3 – Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale		(In thousands)
Obligations of U.S. government corporations and agencies	$181,374	$9,639	—	$191,013
Obligations of states and political subdivisions	9,562	391	—	9,953
Corporate debt securities	1,855	28	—	1,883

Total securities available-for-sale	$192,791	$10,058	—	$202,849

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale		(In thousands)
Obligations of U.S. government corporations and agencies	$207,284	$10,100	—	$217,384
Obligations of states and political subdivisions	9,561	467	—	10,028
Corporate debt securities	1,848	—	$(37)	1,811

Total securities available-for-sale	$218,693	$10,567	$(37)	$229,223

No investment securities were sold during the six months ended June 30, 2012 or the year ended December 31, 2011. Investment securities with an aggregate carrying value of $103,152,000 and $110,763,000 at June 30, 2012 and December 31, 2011, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

The amortized cost and estimated fair value of debt securities at June 30, 2012 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2012, obligations of U.S. government corporations and agencies with a cost basis totaling $181,374,000 consist almost entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At June 30, 2012, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 3.2 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

	Amortized Cost	Estimated Fair Value
Investment Securities	(In thousands)
Due in one year	$3,003	$3,122
Due after one year through five years	10,444	11,016
Due after five years through ten years	57,159	59,161
Due after ten years	122,185	129,550

Totals	$192,791	$202,849

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
(In thousands)
June 30, 2012:
Securities Available-for-Sale:
Obligations of U.S. government corporations and agencies	—	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—	—
Corporate debt securities	—	—	—	—	—	—

Total securities available-for-sale	—	—	—	—	—	—

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
(In thousands)
December 31, 2011
Securities Available-for-Sale:
Obligations of U.S. government corporations and agencies	$10	—	—	—	$10	—
Obligations of states and political subdivisions	—	—	—	—	—	—
Corporate debt securities	1,811	$(37)	—	—	1,811	$(37)

Total securities available-for-sale	$1,821	$(37)	—	—	$1,821	$(37)

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At June 30, 2012, no debt securities had an unrealized loss.

Note 4 – Loans

A summary of loan balances follows (in thousands):

	June 30, 2012
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$119,505	$8,444	—	$6,066	$134,015
Commercial	740,782	76,938	$1,136	31,276	850,132

Total mortgage loan on real estate	860,287	85,382	1,136	37,342	984,147
Consumer:
Home equity lines of credit	314,973	17,995	8,222	5,727	346,917
Home equity loans	13,526	543	49	156	14,274
Auto Indirect	6,496	—	—	—	6,496
Other	22,670	2,852	—	39	25,561

Total consumer loans	357,665	21,390	8,271	5,922	393,248
Commercial	127,123	1,223	698	10,689	139,733
Construction:
Residential	10,793	—	—	8,466	19,259
Commercial	12,387	—	—	3,708	16,095

Total construction	23,180	—	—	12,174	35,354

Total loans, net of deferred loan fees	$1,368,255	$107,995	$10,105	$66,127	$1,552,482

Total principal balance of loans owed, net of charge-offs	$1,370,309	$123,833	$22,340	$82,715	$1,599,197
Unamortized net deferred loan fees	(2,054)	—	—	—	(2,054)
Discounts to principal balance of loans owed, net of charge-offs	—	(15,838)	(12,235)	(16,588)	(44,661)

Total loans, net of unamortized deferred loan fees	$1,368,255	$107,995	$10,105	$66,127	$1,552,482

Noncovered loans	$1,368,255	$107,995	$10,105	$23,211	$1,509,566
Covered loans	—	—	—	42,916	42,916

Total loans, net of unamortized deferred loan fees	$1,368,225	$107,995	$10,105	$66,127	$1,552,482

Allowance for loan loss	$(40,360)	$(402)	$(1,137)	$(3,950)	$(45,849)

Note 4 – Loans (continued)

A summary of loan balances follows (in thousands):

	December 31, 2011
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$118,320	$14,750	—	$6,516	$139,586
Commercial	699,682	93,428	—	33,226	826,336

Total mortgage loan on real estate	818,002	108,178	—	39,742	965,922
Consumer:
Home equity lines of credit	321,834	20,902	$8,615	5,954	357,305
Home equity loans	14,320	367	—	157	14,844
Auto Indirect	10,821	—	—	—	10,821
Other	20,270	3,041	—	49	23,360

Total consumer loans	367,245	24,310	8,615	6,160	406,330
Commercial	123,486	1,805	811	13,029	139,131
Construction:
Residential	13,908	—	—	8,214	22,122
Commercial	12,744	—	—	4,783	17,527

Total construction	26,652	—	—	12,997	39,649

Total loans, net of deferred loan fees	$1,335,385	$134,293	$9,426	$71,928	$1,551,032

Total principal balance of loans owed, net of charge-offs	$1,337,693	$152,549	$22,137	$94,660	$1,607,039
Unamortized net deferred loan fees	(2,308)	—	—	—	(2,308)
Discounts to principal balance of loans owed, net of charge-offs	—	(18,256)	(12,711)	(22,732)	(53,699)

Total loans, net of unamortized deferred loan fees	$1,335,385	$134,293	$9,426	$71,928	$1,551,032

Noncovered loans	$1,335,385	$134,293	$9,426	$22,857	$1,501,961
Covered loans	—	—	—	49,071	49,071

Total loans, net of unamortized deferred loan fees	$1,335,385	$134,293	$9,426	$71,928	$1,551,032

Allowance for loan loss	$(41,458)	$(245)	$(1,034)	$(3,177)	$(45,914)

The following is a summary of the change in accretable yield for PCI — other loans during the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Change in accretable yield:
Balance at beginning of period	$24,615	$14,399	$25,145	$17,717
Acquisitions	—	—	—	—
Accretion to interest income	(1,926)	(994)	(3,884)	(2,028)
Reclassification (to) from Nonaccretable difference	1,043	52	2,471	(2,232)

Balance at end of period	$23,732	$13,457	$23,732	$13,457

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

	Allowance for Loan Losses – Three months ended June 30, 2012
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$3,157	$9,981	$22,032	$1,267	$575	$600	$4,550	$1,672	$1,618	$45,452
Charge-offs	(325)	(363)	(2,478)	(117)	(31)	(309)	(296)	(201)	(68)	(4,188)
Recoveries	27	782	84	6	42	187	86	—	—	1,214
Provision	599	(834)	1,964	3	(153)	143	1,354	208	87	3,371

Ending balance	$3,458	$9,566	$21,602	$1,159	$433	$621	$5,694	$1,679	$1,637	$45,849

	Allowance for Loan Losses – Six months ended June 30, 2012
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$2,404	$13,217	$18,258	$1,101	$215	$932	$6,545	$1,817	$1,425	$45,914
Charge-offs	(548)	(1,668)	(5,103)	(158)	(71)	(648)	(577)	(269)	(68)	(9,110)
Recoveries	27	818	147	9	99	442	136	—	—	1,678
Provision	1,575	(2,801)	8,300	207	190	(105)	(410)	131	280	7,367

Ending balance	$3,458	$9,566	$21,602	$1,159	$433	$621	$5,694	$1,679	$1,637	$45,849

Ending balance:
Individ. evaluated for impairment	$551	$781	$1,880	$42	$16	$32	$1,502	$201	$1,035	$6,040

Loans pooled for evaluation	$2,536	$8,531	$18,443	$1,038	$417	$589	$2,533	$540	$95	$34,722

Loans acquired with deteriorated credit quality	$371	$254	$1,279	$79	—	—	$1,659	$938	$507	$5,087

	Loans, net of unearned fees – As of June 30, 2012
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$134,015	$850,132	$346,917	$14,274	$6,496	$25,561	$139,733	$19,259	$16,095	$1,552,482

Individ. evaluated for impairment	$9,765	$69,488	$9,401	$546	$319	$178	$10,152	$4,407	$7,009	$111,265

Loans pooled for evaluation	$118,184	$748,232	$323,566	$13,523	$6,177	$25,344	$118,194	$6,386	$5,378	$1,364,984

Loans acquired with deteriorated credit quality	$6,066	$32,412	$13,950	$205	—	$39	$11,387	$8,466	$3,708	$76,233

Note 5 – Allowance for Loan Losses (continued)

The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses – Three months ended June 30, 2011
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

	Allowance for Loan Losses – Six months ended June 30, 2011
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

	Loans, net of unearned fees – As of June 30, 2011
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

The following tables present ending loan balances by loan category and risk grade as of the dates indicated:

	Credit Quality Indicators – As of June 30, 2012
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect Consumer		C&I	Resid.	Comm.	Total
Originated loans:
Pass	$104,504	$640,678	$295,238	$12,346	$5,296	$21,891	$113,819	$5,969	$5,067	$1,204,808
Special mention	1,951	28,990	7,341	653	671	645	4,824	41	543	45,659
Substandard	13,050	71,114	12,394	527	529	134	8,480	4,783	6,777	117,788
Loss	—	—	—	—	—	—	—	—	—	—

Total Originated loans	$119,505	$740,782	$314,973	$13,526	$6,496	$22,670	$127,123	$10,793	$12,387	$1,368,255

PNCI loans:
Pass	$8,047	$69,024	$16,798	$543	—	$2,686	$1,223	—	—	$98,321
Special mention	—	4,204	846	—	—	58	—	—	—	5,108
Substandard	397	3,710	351	—	—	108	—	—	—	4,566
Loss	—	—	—	—	—	—	—	—	—	—

Total PNCI loans	$8,444	$76,938	$17,995	$543	—	$2,852	$1,223	—	—	$107,995

PCI loans	$6,066	$32,412	$13,949	$205	—	$39	$11,387	$8,466	$3,708	$76,232

Total loans	$134,015	$850,132	$346,917	$14,274	$6,496	$25,561	$139,733	$19,259	$16,095	$1,552,482

Note 5 – Allowance for Loan Losses (Continued)

	Credit Quality Indicators – As of December 31, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
Originated loans:
Pass	$103,611	$574,167	$305,290	$13,478	$9,686	$19,871	$107,877	$6,872	$5,387	$1,146,239
Special mention	1,020	46,518	1,295	—	33	10	6,709	903	430	56,918
Substandard	13,689	78,997	15,249	842	1,102	389	8,900	6,133	6,927	132,228

Total Originated loans	$118,320	$699,682	$321,834	$14,320	$10,821	$20,270	$123,486	$13,908	$12,744	$1,335,385

PNCI loans:
Pass	$14,576	$83,735	$20,053	$367	—	$3,034	$1,707	—	—	$123,472
Special mention	—	9,693	548	—	—	4	—	—	—	10,245
Substandard	174	—	301	—	—	3	98	—	—	576

Total PNCI loans	$14,750	$93,428	$20,902	$367	—	$3,041	$1,805	—	—	$134,293

PCI loans	$6,516	$33,226	$14,569	$157	—	$49	$13,840	$8,214	$4,783	$81,354

Total loans	$139,586	$826,336	$357,305	$14,844	$10,821	$23,360	$139,131	$22,122	$17,527	$1,551,032

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

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of June 30, 2012
(In thousands)	RE Mortgage		Home Equity		Auto	Other		Construction
	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
Originated loan balance:
Past due:
30-59 Days	$322	$1,559	$2,948	$142	$101	$99	$677	—	$962	$6,810
60-89 Days	911	4,106	1,604	29	9	3	259	$96	90	7,107
> 90 Days	2,213	11,803	2,962	268	100	9	7,285	257	38	24,935

Total past due	3,446	17,468	7,514	439	210	111	8,221	353	1,090	38,852
Current	116,059	723,314	307,459	13,087	6,286	22,559	118,902	10,440	11,297	1,329,403

Total Originated loans	$119,505	$740,782	$314,973	$13,526	$6,496	$22,670	$127,123	$10,793	$12,387	$1,368,255

> 90 Days and still accruing	—	—	—	—	—	—	$893	—	—	$893

Nonaccrual loans	$7,726	$40,120	$7,771	$483	$280	$72	$7,482	$4,354	$567	$68,855

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of June 30, 2012
(In thousands)	RE Mortgage		Home Equity		Auto	Other		Construction
	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
PNCI loan balance:
Past due:
30-59 Days	$197	$315	—	—	—	$1	—	—	—	$513
60-89 Days	—	213	$132	—	—	—	—	—	—	345
> 90 Days	—	166	—	—	—	31	—	—	—	197

Total past due	197	694	132	—	—	32	—	—	—	1,055
Current	8,247	76,244	17,863	$543	—	2,820	$1,223	—	—	106,940

Total PNCI loans	$8,444	$76,938	$17,995	$543	—	$2,852	$1,223	—	—	$107,995

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$75	$2,452	$420	—	—	$77	—	—	—	$3,024

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of December 31, 2011
(In thousands)	RE Mortgage		Home Equity		Auto	Other		Construction
	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
Originated loan balance:
Past due:
30-59 Days	$1,715	$7,509	$2,586	$52	$181	$46	$683	$921	—	$13,693
60-89 Days	750	1,171	2,629	281	56	153	1,334	92	—	6,466
> 90 Days	3,279	9,892	3,129	114	130	5	4,929	2,088	—	23,566

Total past due	5,744	18,572	8,344	447	367	204	6,946	3,101	—	43,725
Current	112,576	681,110	313,490	13,873	10,454	20,066	116,540	10,807	$12,744	1,291,660

Total Originated loans	$118,320	$699,682	$321,834	$14,320	$10,821	$20,270	$123,486	$13,908	$12,744	$1,335,385

> 90 Days and still accruing	—	$500	—	—	—	—	—	—	—	$500

Nonaccrual loans	$8,525	$43,765	$8,307	$509	$509	$109	$7,257	$5,627	$667	$75,275

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of December 31, 2011
(In thousands)	RE Mortgage		Home Equity		Auto	Other		Construction
	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
PNCI loan balance:
Past due:
30-59 Days	—	$118	$63	—	—	—	—	—	—	$181
60-89 Days	$76	—	39	—	—	—	—	—	—	115
> 90 Days	—	420	14	—	—	—	—	—	—	434

Total past due	76	538	116	—	—	—	—	—	—	730
Current	14,674	92,890	20,786	$367	—	$3,041	$1,805	—	—	133,563

Total PNCI loans	$14,750	$93,428	$20,902	$367	—	$3,041	$1,805	—	—	$134,293

> 90 Days and still accruing	—	$420	—	—	—	—	—	—	—	$420

Nonaccrual loans	—	—	$110	—	—	—	—	—	—	$110

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

	Impaired Originated Loans – As of June 30, 2012
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$6,838	$61,957	$4,271	$446	$241	$50	$8,285	$2,828	$486	$85,402

Unpaid principal	$9,141	$71,721	$7,526	$1,100	$443	$74	$8,997	$6,756	$661	$106,419

Average recorded Investment	$7,226	$53,415	$4,291	$404	$395	$42	$6,538	$3,665	$3,479	$79,455

Interest income Recognized	$43	$793	$11	$3	$2	—	$63	—	$7	$922

With an allowance recorded:
Recorded investment	$2,691	$4,687	$4,671	$100	$78	$22	$1,867	$1,579	$6,523	$22,218

Unpaid principal	$3,237	$5,164	$5,323	$166	$101	$24	$1,904	$2,725	$6,790	$25,434

Related allowance	$528	$782	$1,822	$42	$16	$5	$1,502	$201	$1,035	$5,933

Average recorded Investment	$3,185	$12,774	$4,316	$115	$233	$41	$1,231	$1,664	$3,690	$27,249

Interest income Recognized	$13	$75	$32	—	—	—	$38	$2	$189	$349

	Impaired PNCI Loans – As of June 30, 2012
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	—	$2,844	$381	—	—	$45	—	—	—	$3,270

Unpaid principal	—	$4,814	$427	—	—	$48	—	—	—	$5,289

Average recorded Investment	—	$1,422	$191	—	—	$23	—	—	—	$1,636

Interest income Recognized	—	$121	$2	—	—	—	—	—	—	$123

With an allowance recorded:
Recorded investment	$236	—	$78	—	—	$61	—	—	—	$375

Unpaid principal	$240	—	$82	—	—	$130	—	—	—	$452

Related allowance	$23	—	$57	—	—	$27	—	—	—	$107

Average recorded Investment	$118	—	$39	—	—	$31	—	—	—	$188

Interest income Recognized	$4	—	$2	—	—	$1	—	—	—	$7

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

At June 30, 2012, $65,105,000 of Originated loans were TDR and classified as impaired. The Company had obligations to lend $48,000 of additional funds on these TDR as of June 30, 2012. At June 30, 2012, $622,000 of PNCI loans were TDR and classified as impaired. The Company had no obligations to lend additional funds on these TDR as of June 30, 2012.

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

	Impaired Originated Loans – As June 30, 2011
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
With no related allowance recorded:
Recorded investment	$7,613	$44,873	$4,311	$362	$548	$34	$4,791	$4,501	$6,472	$73,505

Unpaid principal	$10,165	$51,637	$7,009	$783	$1,005	$37	$5,815	$9,280	$6,666	$92,397

Average recorded Investment	$6,903	$45,180	$4,833	$527	$631	$42	$4,846	$5,288	$6,541	$74,791

Interest income Recognized	$13	$814	$4	$3	$6	$1	$57	$2	$189	$1,089

With an allowance recorded:
Recorded investment	$3,679	$20,861	$3,960	$130	$388	$59	$594	$1,749	$857	$32,277

Unpaid principal	$4,069	$23,516	$4,603	$295	$476	$63	$743	$2,706	$906	$37,377

Related allowance	$955	$2,181	$1,408	$129	$113	$22	$206	$286	$509	$5,809

Average recorded Investment	$4,827	$15,105	$4,661	$105	$528	$47	$838	$1,300	$843	$28,254

Interest income Recognized	$17	$408	$24	$1	$2	—	$8	($18)	$6	$448

At June 30, 2011, $50,337,000 of originated loans were TDR and classified as impaired. The Company did not have any obligations to lend additional funds on these loans as of June 30, 2011. At June 30, 2011, the Company had no PNCI loans.

The following tables show certain information regarding Troubled Debt Restructurings (TDRs) that occurred during the period indicated:

	TDR Information for the Three Months Ended June 30, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Number	1	3	6	—	—	—	—	—	—	10
Pre-modification out-standing principal balance	$71	$1,050	$817	—	—	—	—	—	—	$1,938
Post-modification out-standing principal balance	$72	$1,050	$857	—	—	—	—	—	—	$1,979
Financial Impact due to troubled debt restructure taken as additional provision	$(11)	$57	$44	—	—	—	—	—	—	$90
Number that defaulted during the period	—	3	1	1	—	—	2	1	—	8
Recorded investment of TDRs that defaulted during the period	—	$1,046	$274	$46	—	—	$1,124	$97	—	$2,587
Financial Impact due to the default of previous troubled debt restructure taken as charge-offs or additional provisions	—	—	$(13)	$(1)	—	—	$50	—	—	$36

The following tables show certain information regarding Troubled Debt Restructurings (TDRs) that occurred during the period indicated:

	TDR Information for the Three Months Ended March 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Number	2	7	2	—	—	1	1	2	—	15
Pre-modification out-standing principal balance	$650	$1,561	$436	—	—	$38	$249	$230	—	$3,164
Post-modification out-standing principal balance	$669	$1,523	$464	—	—	$38	$249	$232	—	$3,175
Financial Impact due to troubled debt restructure taken as additional provision	—	—	$16	—	—	—	—	—	—	$16
Number that defaulted during the period	1	4	—	—	—	—	—	—	1	6
Recorded investment of TDRs that defaulted during the period	$112	$2,632	—	—	—	—	—	—	$39	$2,783
Financial Impact due to the default of previous troubled debt restructure taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

Modifications classified as Troubled Debt Restructurings can include one or a combination of the following:

•	Rate modifications

•	Term extensions

•	Interest only modifications, either temporary or long-term

•	Payment modifications

•	Collateral substitutions/additions

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

Note 6 – Foreclosed Assets

A summary of the activity in the balance of foreclosed assets follows (in thousands):

	Six months ended June 30, 2012			Six months ended June 30, 2011
	Noncovered	Covered	Total	Noncovered	Covered	Total
Beginning balance, net	$13,268	$3,064	$16,332	$5,000	$4,913	$9,913
Additions/transfers from loans	4,875	633	5,508	4,271	—	4,271
Dispositions/sales	(7,371)	(639)	(8,010)	(2,914)	(846)	(3,760)
Valuation adjustments	(626)	(461)	(1,087)	(493)	(594)	(1,087)

Ending balance, net	$10,146	$2,597	$12,743	$5,864	$3,473	$9,337

Ending valuation allowance	($1,359)	($954)	($2,313)	($896)	($740)	($1,636)

Ending number of foreclosed assets	53	9	62	47	11	58

Proceeds from sale of foreclosed assets	$7,272	$683	$7,955	$3,167	$978	$4,145

Gain (loss) on sale of foreclosed assets	$(99)	$44	$(55)	$253	$132	$385

Note 7 – Premises and Equipment

Premises and equipment were comprised of:

	June 30, 2012	December 31, 2011
	(In thousands)
Premises	$22,992	$20,975
Furniture and equipment	24,874	24,340

	47,866	45,315
Less: Accumulated depreciation	(30,378)	(29,562)

	17,488	15,753
Land and land improvements	5,107	4,140

	$22,595	$19,893

Depreciation expense for premises and equipment amounted to $848,000 and $604,000 for the three months ended June 30, 2012 and 2011, respectively. Depreciation expense for premises and equipment amounted to $1,630,000 and $1,250,000 for the six months ended June 30, 2012 and 2011, respectively.

Note 8 – Cash Value of Life Insurance

A summary of the activity in the balance of cash value of life insurance follows (in thousands):

	Six months ended June 30,
	2012	2011
Beginning balance	$50,403	$50,541
Increase in cash value of life insurance	900	900
Gain on life insurance death benefit	600	—
Death benefit	(1,611)	—

Ending balance	$50,292	$51,441

End of period death benefit	$94,328	$94,949
Number of policies owned	136	140
Insurance companies used	6	6
Current and former employees and directors covered	37	39

As of June 30, 2012, the Bank was the owner and beneficiary of 136 life insurance policies, issued by six life insurance companies, covering 37 current and former employees and directors. These life insurance policies are recorded on the Company’s financial statements at their reported cash (surrender) values. As a result of current tax law and the nature of these policies, the Bank records any increase in cash value of these policies as nontaxable noninterest income. If the Bank decided to surrender any of the policies prior to the death of the insured, such surrender may result in a tax expense related to the life-to-date cumulative increase in cash value of the policy. If the Bank retains such policies until the death of the insured, the Bank would receive nontaxable proceeds from the insurance company equal to the death benefit of the policies. The Bank has entered into Joint Beneficiary Agreements (JBAs) with certain of the insureds that for certain of the policies provide some level of sharing of the death benefit, less the cash surrender value, among the Bank and the beneficiaries of the insured upon the receipt of death benefits. See Note 15 of these consolidated financial statements for additional information on of JBAs.

Note 9 – Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill intangible as of the dates indicated.

(In thousands)	June 30, 2012	Additions	Reductions	December 31, 2011
Goodwill	$15,519	—	—	$15,519

The following table summarizes the Company’s core deposit intangibles as of the dates indicated.

(In thousands)	June 30, 2012	Additions	Reductions	December 31, 2011
Core deposit intangibles	$1,460	—	—	$1,460
Accumulated amortization	(264)	—	$(105)	(159)

Core deposit intangibles, net	$1,196	—	$(105)	$1,301

The Company recorded additions to core deposit intangibles of $898,000 and $562,000 in conjunction with the Citizens and Granite acquisitions on September 23, 2011 and May 28, 2010, respectively. The following table summarizes the Company’s estimated core deposit intangible amortization (in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2012	$209
2013	209
2014	209
2015	209
2016	209
Thereafter	$256

Note 10 – Mortgage Servicing Rights

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Mortgage servicing rights:
Balance at beginning of period	$4,784	$4,808	$4,603	$4,605
Additions	437	172	987	435
Change in fair value	(464)	(162)	(833)	(222)

Balance at end of period	$4,757	$4,818	$4,757	$4,818

Servicing, late and ancillary fees received	$379	$370	$751	$731
Balance of loans serviced at:
Beginning of period	$615,867	$583,625	$598,185	$573,300
End of period	$628,674	$584,113	$628,674	$584,113
Weighted-average prepayment speed (CPR)			18.5%	14.5%
Discount rate			9.0%	9.0%

The changes in fair value of MSRs that occurred during the three and six months ended June 30, 2012 and 2011 were mainly due to principal reductions and changes in estimated life of the MSRs.

Note 11 – Indemnification Asset

A summary of the activity in the balance of indemnification asset follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Beginning balance	$3,405	$6,689	$4,405	$5,640
Effect of actual covered losses and change in estimated future covered losses	680	204	328	1,885
Reimbursable expenses (revenue), net	18	(19)	10	103
Payments received	(57)	(2,329)	(697)	(3,083)

Ending balance	$4,046	$4,545	$4,046	$4,545

Note 12 – Other Assets

Other assets were comprised of (in thousands):

	June 30, 2012	December 31, 2011
Deferred tax asset, net	$27,045	$27,810
Prepaid expense including FDIC assessment and taxes	5,807	8,459
Software	1,749	1,530
Life insurance proceeds receivable	—	2,811
Advanced compensation	1,282	1,363
TriCo Capital Trust I & II	1,238	1,238
Miscellaneous other assets	909	173

Total other assets	$38,030	$43,384

Note 13 – Deposits

A summary of the balances of deposits follows (in thousands):

	June 30, 2012	December 31, 2011
Noninterest-bearing demand	$578,010	$541,276
Interest-bearing demand	480,337	431,565
Savings	737,433	797,182
Time certificates, $100,000 and over	194,298	220,374
Other time certificates	175,699	200,139

Total deposits	$2,165,777	$2,190,536

Certificate of deposit balances of $5,000,000 and $5,000,000 from the State of California were included in time certificates, $100,000 and over, at June 30, 2012 and December 31, 2011, respectively. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $1,168,000 and $1,343,000 were classified as consumer loans at June 30, 2012 and December 31, 2011, respectively.

Note 14 – Reserve for Unfunded Commitments

The following tables summarize the activity in reserve for unfunded commitments for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$2,550	$2,690	$2,740	$2,640
Provision for losses – unfunded commitments	40	(50)	(150)	—

Balance at end of period	$2,590	$2,640	$2,590	$2,640

Note 15 – Other Liabilities

Other liabilities were comprised of (in thousands):

	June 30, 2012	December 31, 2011
Deferred compensation	$8,352	$8,209
Supplemental retirement	11,858	11,201
Additional minimum pension liability	3,802	3,802
Joint beneficiary agreements	2,244	2,323
Miscellaneous other liabilities	4,282	4,892

Total other liabilities	$30,538	$30,427

Note 16 – Other Borrowings

A summary of the balances of other borrowings follows:

(In thousands)	June 30, 2012	December 31, 2011
Borrowing under security repurchase agreement, rate is fixed at 4.72% and principal is callable in its entirety by lender on a quarterly basis until final maturity on August 30, 2012	$50,000	$50,000
FHLB fixed rate borrowings:
Matured January 25, 2012, effective rate 0.24%	—	3,000
Matured April 6, 2012, effective rate 0.26%	—	5,013
Matured April 25, 2012, effective rate 0.26%	—	3,001
Matures July 25, 2012, effective rate 0.34%	3,000	3,000
Other collateralized borrowings, fixed rate, as of June 30, 2012 of 0.05% payable on July 2, 2012	7,831	8,527

Total other borrowings	$60,831	$72,541

During August 2007, the Company entered into a security repurchase agreement with principal balance of $50,000,000 and terms as described above. As of June 30, 2012, the Company has pledged as collateral and sold under an agreement to repurchase investment securities with fair value of $55,576,000 under this security repurchase agreement. The Company did not enter into any other repurchase agreements during the six months ended June 30, 2012 or the year ended December 31, 2011. The average balance of repurchase agreements during the six months ended June 30, 2012 was $50,000,000, with an average rate of 4.72%.

The Company had $7,831,000 and $8,527,000 of other collateralized borrowings at June 30, 2012 and December 31, 2011, respectively. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of June 30, 2012, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $15,916,000 under these other collateralized borrowings.

As part of the Citizens acquisition on September 23, 2011, the Company assumed borrowings with principal balances totaling $22,000,000 and fair values totaling $22,028,000. These borrowings from the Federal Home Loan Bank of San Francisco (FHLB) are now collateralized under the Bank’s line of credit at the FHLB as described below. As of June 30, 2012, borrowings with pirincipal balances totaling $3,000,000 remain from the $22,000,000 assumed in the Citizens acquisition.

The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at June 30, 2012, this line provided for maximum borrowings of $495,862,000 of which $3,000,000 was outstanding, leaving $492,862,000 available. As of June 30, 2012, the Company has designated loans totaling $1,006,002,000 as potential collateral under this collateralized line of credit with the FHLB.

The Company maintains a collateralized line of credit with the Federal Reserve Bank of San Francisco. As of June 30, 2012, this line provided for maximum borrowings of $72,965,000 of which none was outstanding, leaving $72,965,000 available. As of June 30, 2012, the Company has designated investment securities with fair value of $182,000 and loans totaling $91,224,000 as potential collateral under this collateralized line of credit with the FRB.

The Company has available unused correspondent banking lines of credit from commercial banks totaling $5,000,000 for federal funds transactions at June 30, 2012.

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

The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust I are reflected as junior subordinated debt in the consolidated balance sheets. The common stock issued by TriCo Capital Trust I is recorded in other assets in the consolidated balance sheets.

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

The debentures issued by TriCo Capital Trust I and TriCo Capital Trust II, less the common securities of TriCo Capital Trust I and TriCo Capital Trust II, continue to qualify as Tier 1 or Tier 2 capital under interim guidance issued by the Board of Governors of the Federal Reserve System (Federal Reserve Board). As of June 30, 2012, the interest rates on the junior subordinated debentures issued by TriCo Capital Trust I and II were 3.517% and 3.016%, respectively.

Note 18 – Commitments and Contingencies

Restricted Cash Balances— Reserves (in the form of deposits with the Federal Reserve Bank) of $28,782,000 and $20,143,000 were maintained to satisfy Federal regulatory requirements at June 30, 2012 and December 31, 2011, respectively. These reserves are included in cash and due from banks in the accompanying balance sheets.

Lease Commitments— The Company leases 77 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

At December 31, 2011, future minimum commitments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating
Leases
(In thousands)
2012	$2,773
2013	2,260
2014	1,658
2015	1,032
2016	446
Thereafter	712

Future minimum lease payments	$8,881

Rent expense under operating leases was $823,000 and $706,000 during the three months ended June 30, 2012 and 2011, respectively. Rent expense under operating leases was $1,679,000 and $1,428,000 during the six months ended June 30, 2012 and 2011, respectively

Financial Instruments with Off-Balance-Sheet Risk— The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and deposit account overdraft privilege. Those instruments involve, to varying degrees, elements of risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(In thousands)	June 30, 2012	December 31, 2011
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$125,200	$119,634
Consumer loans	377,814	380,489
Real estate mortgage loans	24,620	22,277
Real estate construction loans	8,113	6,646
Standby letters of credit	1,368	5,324
Deposit account overdraft privilege	67,985	61,623

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

Legal Proceedings—The Bank owns 10,214 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 0.4881 per Class A share. As of June 30, 2012, the value of the Class A shares was $123.63 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Company was $616,000 as of June 30, 2012, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

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

Note 19 – Shareholders’ Equity

Dividends Paid

The Bank paid to the Company cash dividends in the aggregate amounts of $5,322,000 during the six months ended June 30, 2012. The Bank is regulated by the FDIC and the State of California Department of Financial Institutions. Absent approval from the Commissioner of Financial Institutions of California, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period.

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

Stock Repurchase Plan

On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company’s common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this stock repurchase plan represented approximately 3.2% of the Company’s 15,814,662 outstanding common shares as of August 21, 2007. This stock repurchase plan has no expiration date. As of June 30, 2012, the Company had repurchased 166,600 shares under this plan.

Stock Repurchased Under Equity Compensation Plans

During the six months ended June 30, 2012 employees tendered no shares of the Company’s common stock in lieu of cash to exercise options to purchase shares of the Company’s stock or to pay income taxes related to such exercises as permitted by the Company’s shareholder-approved equity compensation plans. Such tendered shares are considered repurchased shares but are not counted against the repurchase plan noted above.

Note 20 – Stock Options and Other Equity-Based Incentive Instruments

In March 2009, the Company’s Board of Directors adopted the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2009 Plan was approved by the Company’s shareholders in May 2009. The 2009 Plan allows for the granting of the following types of “stock awards” (Awards): incentive stock options, nonstatutory stock options, performance awards, restricted stock, restricted stock unit awards and stock appreciation rights. Subject to certain adjustments, the maximum aggregate number of shares of TriCo’s common stock which may be issued pursuant to or subject to Awards is 650,000. The number of shares available for issuance under the 2009 Plan shall be reduced by: (i) one share for each share of common stock issued pursuant to a stock option or a Stock Appreciation Right and (ii) two shares for each share of common stock issued pursuant to a Performance Award, a Restricted Stock Award or a Restricted Stock Unit Award. When Awards made under the 2009 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2009 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares against the number of shares again becomes available for issuance under the 2009 Plan, the number of shares of common stock available for issuance under the 2009 Plan shall increase by two shares. Shares awarded and delivered under the 2009 Plan may be authorized but unissued, or reacquired shares. As of June 30, 2012, 558,000 options for the purchase of common shares remain outstanding, and 92,000 remain available for grant, under the 2009 Plan.

In May 2001, the Company adopted the TriCo Bancshares 2001 Stock Option Plan (2001 Plan) covering officers, employees, directors of, and consultants to, the Company. Under the 2001 Plan, the option exercise price cannot be less than the fair market value of the Common Stock at the date of grant except in the case of substitute options. Options for the 2001 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 2001 Plan are determined individually for each grant. As of June 30, 2012, 834,935 options for the purchase of common shares remain outstanding under the 2001 Plan. No new options may be granted under the 2001 Plan. Stock option activity is summarized in the following table for the time period indicated:

	Number of Shares	Option Price per Share			Weighted Average Exercise Price	Weighted Average Fair Value on Date of Grant
Outstanding at December 31, 2011	1,250,935	$11.72	to	$25.91	$17.18
Options granted	159,000	$15.34	to	$15.34	$15.34	$6.66
Options exercised	(17,000)	$12.13	to	$11.72	$12.01
Options forfeited	—	—	to	—	—
Outstanding at June 30, 2012	1,392,935	$11.72	to	$25.91	$17.03

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of June 30, 2012:

(In thousands except exercise price)	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	1,004,275	388,660	1,392,935
Weighted average exercise price	$17.83	$14.99	$17.03
Intrinsic value (thousands)	$716	$200	$916
Weighted average remaining contractual term (yrs.)	3.50	9.14	5.42

The 388,660 options that are currently not exercisable as of June 30, 2012 are expected to vest, on a weighted-average basis, over the next 2.5 years, and the Company is expected to recognize $3,224,000 of pre-tax compensation costs related to these options as they vest. The Company did not modify any option grants in 2011 or the first six months of 2012.

Note 21 – Noninterest Income and Expenses

The components of other noninterest income were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Service charges on deposit accounts	$3,644	$3,700	$7,171	$7,130
ATM and interchange fees	2,026	1,776	3,845	3,421
Other service fees	570	437	1,173	843
Mortgage banking service fees	379	370	751	731
Change in value of mortgage servicing rights	(464)	(162)	(833)	(222)

Total service charges and fees	6,155	6,121	12,107	11,903

Gain on sale of loans	1,237	495	2,887	1,220
Commissions on sale of non-deposit investment products	842	648	1,661	1,008
Increase in cash value of life insurance	450	450	900	900
Change in indemnification asset	662	144	309	1,836
Gain (loss) on sale of foreclosed assets	304	185	(54)	385
Sale of customer checks	93	67	166	126
Lease brokerage income	90	95	148	128
Loss on disposal of fixed assets	(153)	(6)	(388)	(15)
Commission rebates	(18)	(16)	(34)	(33)
Gain on life insurance death benefit	600	—	600	—
Other	315	68	540	143

Total other noninterest income	4,422	2,130	6,735	5,698

Total noninterest income	$10,577	$8,251	$18,842	$17,601

The components of noninterest expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Base salaries, net of deferred loan origination costs	$8,273	$7,198	$16,432	$14,202
Incentive compensation	1,347	783	2,722	1,699
Benefits and other compensation costs	2,870	2,734	6,098	5,607

Total salaries and benefits expense	12,490	10,715	25,252	21,508

Occupancy	1,857	1,402	3,573	2,862
Equipment	1,126	880	2,243	1,801
Data processing and software	1,143	956	2,572	1,808
ATM network charges	532	507	1,099	989
Telecommunications	567	520	1,122	926
Postage	218	219	474	435
Courier service	256	221	445	429
Advertising	863	739	1,361	1,171
Assessments	590	518	1,196	1,385
Operational losses	143	118	259	227
Professional fees	691	573	1,114	860
Foreclosed assets expense	267	115	792	282
Provision for foreclosed asset losses	1,004	638	1,087	1,087
Change in reserve for unfunded commitments	40	(50)	(150)	—
Intangible amortization	52	20	105	105
Other	2,528	2,004	4,738	3,891

Total other noninterest expense	11,877	9,380	22,030	18,258

Total noninterest income	$24,367	$20,095	$47,282	$39,766

Note 22 – Income Taxes

The provisions for income taxes applicable to income before taxes differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled for the periods indicated as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	6.5	5.7	6.4	5.7
Tax-exempt interest on municipal obligations	(0.4)	(1.1)	(0.5)	(1.1)
Increase in cash value of insurance policies	(1.8)	(3.6)	(2.0)	(3.6)
Other	0.1	0.2	0.1	0.2

Effective Tax Rate	39.4%	36.2%	39.0%	36.2%

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Net income	$5,321	$2,771	$9,252	$5,571
Average number of common shares outstanding	15,986	15,922	15,982	15,891
Effect of dilutive stock options	61	32	63	98

Average number of common shares out standingused to calculate diluted earnings per share	16,047	15,954	16,045	15,989

Options excluded from diluted earnings per share because the effect of these options was antidilutive	1,020	826	944	795

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

	Three months ended June 30,		Six months ended June, 30
(in thousands)	2012	2011	2012	2011
Unrealized holding gains (losses) on available-for-sale securities	$(207)	$2,689	$(472)	$2,302
Tax effect	86	(1,131)	198	(968)

Unrealized holding gains (losses) on available-for-sale securities, net of tax	$(121)	$1,558	$(274)	$1,334

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Net unrealized gains on available-for-sale securities	$10,058	$10,530
Tax effect	(4,229)	(4,427)

Unrealized holding gains on available-for-sale securities, net of tax	5,829	6,103

Minimum pension liability	(3,802)	(3,802)
Tax effect	1,598	1,598

Minimum pension liability, net of tax	(2,204)	(2,204)

Joint beneficiary agreement liability	(152)	(152)
Tax effect	64	64

Joint beneficiary agreement liability, net of tax	(88)	(88)

Accumulated other comprehensive income (loss)	$3,537	$3,811

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

(in thousands)	Three months ended June 30,		Six months ended June 30,
Net pension cost included the following components:	2012	2011	2012	2011

Service cost-benefits earned during the period	$170	$165	$340	$329
Interest cost on projected benefit obligation	171	210	343	420
Amortization of net obligation at transition	1	—	1	1
Amortization of prior service cost	39	38	77	76
Recognized net actuarial loss	72	97	144	193

Net periodic pension cost	$453	$510	$905	$1,019

Company contributions to pension plans	$155	$226	$260	$403
Pension plan payouts to participants	$155	$226	$260	$403

For the year ending December 31, 2012, the Company currently expects to contribute and pay out as benefits $472,000 to participants under the plans.

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

Balance December 31, 2010	$2,571
Advances/new loans	378
Removed/payments	(1,185)

Balance December 31, 2011	$1,764
Advances/new loans	747
Removed/payments	(565)

Balance June 30, 2012	$1,946

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at June 30, 2012	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$191,013	—	$191,013	—
Obligations of states and political subdivisions	9,953	—	9,953	—
Corporate debt securities	1,883	—	1,883	—
Mortgage servicing rights	4,757	—	—	$4,757

Total assets measured at fair value	$207,606	—	$202,849	$4,757

Fair value at December 31, 2011	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$217,384	—	$217,384	—
Obligations of states and political subdivisions	10,028	—	10,028	—
Corporate debt securities	1,811	—	1,811	—
Mortgage servicing rights	4,603	—	—	$4,603

Total assets measured at fair value	$233,826	—	$229,223	$4,603

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2012 and 2011. The amount included in the “Transfer into Level 3” column represents the beginning balance of an item in the period (interim quarter) for which it was designated as a Level 3 fair value measure (in thousands):

Three months ended June 30,	Beginning Balance	Transfers into Level 3	Change Included in Earnings	Issuances	Ending Balance
2012: Mortgage servicing rights	$4,784	—	$(464)	$437	$4,757
2011: Mortgage servicing rights	$4,808	—	$(162)	$172	$4,818

Six months ended June,	Beginning Balance	Transfers into Level 3	Change Included in Earnings	Issuances	Ending Balance
2012: Mortgage servicing rights	$4,603	—	$(833)	$987	$4,757
2011: Mortgage servicing rights	$4,605	—	$(222)	$435	$4,818

The tables below present information about assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated (in thousands):

June 30, 2012	Total	Level 1	Level 2	Level 3
Fair value:
Impaired loans	$15,020	—	—	$15,020
Noncovered foreclosed assets	10,146	—	—	10,146
Covered foreclosed assets	2,597	—	—	2,597

Total assets measured at fair value	$27,763	—	—	$27,763

June 30, 2011	Total	Level 1	Level 2	Level 3
Fair value:
Impaired loans	$37,189	—	—	$37,189
Noncovered foreclosed assets	5,864	—	—	5,864
Covered foreclosed assets	3,473	—	—	3,473

Total assets measured at fair value	$46,526	—	—	$46,526

The following table presents the losses resulting from nonrecurring fair value adjustments that occurred in the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Impaired Originated loans	$2,987	$5,551	$4,456	$7,676
Non-covered foreclosed assets	543	425	626	493
Covered foreclosed assets	461	213	461	594

Total loss from nonrecurring fair value adjustments	$3,991	$6,189	$5,543	$8,763

In addition to the methods and assumptions used to estimate the fair value of each class of financial instrument noted above, the following methods and assumptions were used to estimate the fair value of other classes of financial instruments for which it is practical to estimate the fair value.

Short-term Instruments—Cash and due from banks, fed funds purchased and sold, interest receivable and payable, and short-term borrowings are considered short-term instruments. For these short-term instruments their carrying amount approximates their fair value.

Restricted Equity Securities—The carrying value of restricted equity securities approximates fair value as the shares can only be redeemed by the issuing institution at par.

Originated and PNCI loans—The fair value of variable rate originated and PNCI loans is the current carrying value. The interest rates on these originated and PNCI loans are regularly adjusted to market rates. The fair value of other types of fixed rate originated and PNCI loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. The allowance for loan losses is a reasonable estimate of the valuation allowance needed to adjust computed fair values for credit quality of certain originated and PNCI loans in the portfolio.

PCI Loans—PCI loans are measured at estimated fair value on the date of acquisition. Carrying value is calculated as the present value of expected cash flows and approximates fair value.

FDIC Indemnification Asset—The fair value of the FDIC indemnification asset is based on the discounted value of expected future cash flows under the loss-share agreement.

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

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$67,617	$67,617	$73,652	$73,652
Cash at Federal Reserve and other banks	576,485	576,485	563,623	563,623
Level 2 inputs:
Restricted equity securities	9,990	9,990	10,610	10,610
Loans held for sale	5,321	5,321	10,219	10,219
Level 3 inputs:
Loans, net	1,506,633	1,577,269	1,505,118	1,579,084
Indemnification asset	4,046	4,046	4,405	4,405
Financial liabilities:
Level 2 inputs:
Deposits	2,165,777	2,168,014	2,190,536	2,193,170
Other borrowings	60,831	61,200	72,541	74,027
Junior subordinated debt	41,238	26,805	41,238	25,980

	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$535,748	$5,357	$529,046	$5,290
Standby letters of credit	1,368	14	5,324	53
Overdraft privilege commitments	67,985	680	61,623	616

Note 28 – TriCo Bancshares Parent Only Financial Statements (unaudited)

Balance Sheets (In thousands, except per share data)	June 30, 2012	December 31, 2011
Assets
Cash and Cash equivalents	$2,733	$706
Investment in Tri Counties Bank	260,774	256,010
Other assets	1,238	1,238

Total assets	$264,745	$257,954

Liabilities and shareholders’ equity
Other liabilities	$278	$275
Junior subordinated debt	41,238	41,238

Total liabilities	41,516	41,513
Shareholders’ equity:
Common stock, no par value: authorized 50,000,000 shares; issued and outstanding 15,992,893 and 15,978,958 shares, respectively	84,799	84,079
Retained earnings	134,893	128,551
Accumulated other comprehensive loss, net	3,537	3,811

Total shareholders’ equity	223,229	216,441

Total liabilities and shareholders’ equity	$264,745	$257,954

Statements of Income	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Interest expense	$(332)	$(312)	$(670)	$(622)
Administration expense	(183)	(174)	(314)	(322)

Loss before equity in net income of Tri Counties Bank	(515)	(486)	(984)	(944)
Equity in net income of Tri Counties Bank:
Distributed	3,697	2,360	5,322	4,035
(Over) under distributed	1,922	692	4,505	2,081
Income tax benefit	217	205	409	399

Net income	$5,321	$2,771	$9,252	$5,571

Statements of Comprehensive Income	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Net income	$5,321	$2,771	$9,252	$5,571
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities arising during the period	(121)	1,558	(274)	1,334

Other comprehensive loss	(121)	1,558	(274)	1,334

Comprehensive income	$5,200	$4,329	$8,978	$6,905

Statements of Cash Flows	Six months ended June 30,
(In thousands)	2012	2011
Operating activities:
Net income	$9,252	$5,571
Adjustments to reconcile net income to net cash provided by operating activities:
Over (under) distributed equity in earnings of Tri Counties Bank	(4,505)	(2,081)
Stock option vesting expense	511	500
Stock option excess tax benefits	(21)	(296)
Net change in other assets and liabilities	(461)	(504)

Net cash provided by operating activities	4,776	3,190
Investing activities: None
Financing activities:
Issuance of common stock through option exercise	156	436
Stock option excess tax benefits	21	296
Repurchase of common stock	(48)	(753)
Cash dividends paid — common	(2,878)	(2,886)

Net cash used for financing activities	(2,749)	(2,887)

Increase in cash and cash equivalents	2,027	303

Cash and cash equivalents at beginning of year	706	633

Cash and cash equivalents at end of year	$2,733	$936

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of June 30, 2012, that the Company meets all capital adequacy requirements to which it is subject.

As of June 30, 2012, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that Management believes have changed the institution’s category. The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of June 30, 2012:
Total Capital (to Risk Weighted Assets):
Consolidated	$266,057	14.31%	$148,775	8.0%	N/A	N/A
Tri Counties Bank	$263,587	14.18%	$148,675	8.0%	$185,844	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$242,500	13.04%	$74,388	4.0%	N/A	N/A
Tri Counties Bank	$240,045	12.92%	$74,337	4.0%	$111,506	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$242,500	9.73%	$99,676	4.0%	N/A	N/A
Tri Counties Bank	$240,045	9.64%	$99,624	4.0%	$124,530	5.0%

As of December 31, 2011:
Total Capital (to Risk Weighted Assets):
Consolidated	$258,871	13.94%	$148,529	8.0%	N/A	N/A
Tri Counties Bank	$258,425	13.93%	$148,429	8.0%	$185,536	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$235,349	12.68%	$74,265	4.0%	N/A	N/A
Tri Counties Bank	$234,919	12.66%	$74,214	4.0%	$111,322	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$235,349	9.46%	$99,563	4.0%	N/A	N/A
Tri Counties Bank	$234,919	9.44%	$99,511	4.0%	$124,389	5.0%

Note 30 – Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the quarters of 2012 and 2011, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2012 Quarters Ended
	June 30,	March 31,
	(In thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$108	$18
Discount accretion PCI – other	886	776
Discount accretion PNCI	1,391	1,286
Regular interest Purchased loans	3,439	3,420
All other loan interest income	19,968	19,429
Total loan interest income	25,792	24,929
Debt securities, dividends and interest bearing cash at Banks (not FTE)	2,152	2,235
Total interest income	27,944	27,164
Interest expense	2,010	2,128
Net interest income	25,934	25,036
Provision for loan losses	3,371	3,996
Net interest income after provision for loan losses	22,563	21,040
Noninterest income	10,577	8,265
Noninterest expense	24,367	22,915
Income before income taxes	8,773	6,390
Income tax expense	3,452	2,459
Net income	$5,321	$3,931
Per common share:
Net income (diluted)	$0.33	$0.25
Dividends	$0.09	$0.09

	2011 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$418	$28	—	—
Discount accretion PCI – other	949	223	$185	$136
Discount accretion PNCI	1,738	—	—	—
Regular interest Purchased loans	3,651	978	872	835
All other loan interest income	20,491	20,758	20,678	20,751
Total loan interest income	27,247	21,987	21,735	21,722
Debt securities, dividends and interest bearing cash at Banks (not FTE)	2,362	2,485	2,732	2,712
Total interest income	29,609	24,472	24,467	24,434
Interest expense	2,329	2,465	2,714	2,730
Net interest income	27,280	22,007	21,753	21,704
Provision for loan losses	5,429	5,069	5,561	7,001
Net interest income after provision for loan losses	21,851	16,938	16,192	14,703
Noninterest income	10,489	14,723	8,251	9,350
Noninterest expense	22,076	20,873	20,095	19,671
Income before income taxes	10,264	10,788	4,348	4,382
Income tax expense	3,715	4,318	1,577	1,582
Net income	$6,549	$6,470	$2,771	$2,800
Per common share:
Net income (diluted)	$0.41	$0.40	$0.17	$0.17
Dividends	$0.09	$0.09	$0.09	$0.09

TRICO BANCSHARES

Financial Summary

(dollars in thousands, except per share amounts; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net Interest Income (FTE)	$25,998	$21,833	$51,099	$43,620
Provision for loan losses	(3,371)	(5,561)	(7,367)	(12,562)
Noninterest income	10,577	8,251	18,842	17,601
Noninterest expense	(24,367)	(20,095)	(47,282)	(39,766)
Provision for income taxes (FTE)	(3,516)	(1,657)	(6,040)	(3,322)

Net income	$5,321	$2,771	$9,252	$5,571

Earnings per share:
Basic	$0.33	$0.17	$0.58	$0.35
Diluted	$0.33	$0.17	$0.58	$0.35
Per share:
Dividends paid	$0.09	$0.09	$0.18	$0.18
Book value at period end	$13.96	$12.82
Tangible book value at period end	$12.91	$11.82
Average common shares outstanding	15,986	15,922	15,982	15,891
Average diluted common shares outstanding	16,047	15,953	16,045	15,988
Shares outstanding at period end	15,993	15,979
At period end:
Loans, net	$1,506,633	$1,352,100
Total assets	$2,525,616	$2,176,184
Total deposits	$2,165,777	$1,836,731
Other borrowings	$60,831	$59,234
Junior subordinated debt	$41,238	$41,238
Shareholders’ equity	$223,229	$204,915
Financial Ratios:
During the period (annualized):
Return on assets	0.85%	0.51%	0.74%	0.51%
Return on equity	9.54%	5.39%	8.35%	5.44%
Net interest margin[1]	4.46%	4.31%	4.38%	4.31%
Net loan charge-offs to average loans	0.78%	1.38%	0.97%	1.60%
Efficiency ratio[1]	66.6%	66.8%	67.6%	65.0%
Average equity to average assets	8.89%	9.38%	8.83%	9.34%
At period end:
Equity to assets	8.84%	9.42%
Total capital to risk-adjusted assets	14.31%	14.55%

[1]	Fully taxable equivalent (FTE)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Following is a summary of the components of fully taxable equivalent (“FTE”) net income for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net Interest Income (FTE)	$25,998	$21,833	$51,099	$43,620
Provision for loan losses	(3,371)	(5,561)	(7,367)	(12,562)
Noninterest income	10,577	8,251	18,842	17,601
Noninterest expense	(24,367)	(20,095)	(47,282)	(39,766)
Provision for income taxes (FTE)	(3,516)	(1,657)	(6,040)	(3,322)

Net income	$5,321	$2,771	$9,252	$5,571

Net Interest Income

The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six month ended June 30,
	2012	2011	2012	2011
Interest income	$27,944	$24,467	$55,108	$48,901
Interest expense	(2,010)	(2,714)	(4,138)	(5,444)
FTE adjustment	64	80	129	163

Net interest income (FTE)	$25,998	$21,833	$51,099	$43,620

Net interest margin (FTE)	4.46%	4.31%	4.38%	4.31%

Net interest income (FTE) during the three months ended June 30, 2012 increased $4,165,000 (19.1%) from the same period in 2011 to $25,998,000. The increase in net interest income (FTE) was due to a $140,017,000 (10.4%) increase in average balance of loans and a 49 basis point increase in average yield on loans to 6.73%, both of which are primarily due to the Citizens acquisition in September 2011. The operations of Citizens from April 1, 2012 to June 30, 2012 added approximately $5,032,000 and $5,000 to interest income and interest expense, respectively. Included in the $5,032,000 of Citizens related interest income recorded during the three months ended June 30, 2012, is $2,278,000 of interest income from fair value discount accretion. For more information related to the increase in average yield on loans, see the details of loan interest income and purchase discount accretion at Note 30 to the consolidated financial statements at Part I, Item 1 of this report. Also contributing to the increase in net interest income during the three months ended June 30, 2012 was a 19 basis point decrease in the cost of deposits from 0.39% during the three months ended June 30, 2011 to 0.20% during the three months ended June 30, 2012.

Net interest income (FTE) during the six months ended June 30, 2012 increased $7,479,000 (17.2%) from the same period in 2011 to $51,099,000. The increase in net interest income (FTE) was due to a $135,611,000 (9.7%) increase in average balance of loans and a 40 basis point increase in average yield on loans to 6.63%, both of which are primarily due to the Citizens acquisition in September 2011. The operations of Citizens from January 1, 2012 to June 30, 2012 added approximately $9,616,000 and $13,000 to interest income and interest expense, respectively. Included in the $9,616,000 of Citizens related interest income recorded during the six months ended June 30, 2012, is $4,259,000 of interest income from fair value discount accretion. For more information related to the increase in average yield on loans, see the details of loan interest income and purchase discount accretion at Note 30 to the consolidated financial statements at Part I, Item 1 of this report. Also contributing to the increase in net interest income during the six months ended June 30, 2012 was a 18 basis point decrease in the cost of deposits from 0.39% during the six months ended June 30, 2011 to 0.21% during the six months ended June 30, 2012.

Summary of Average Balances, Yields/Rates and Interest Differential

The following table presents, for the periods indicated, information regarding the Company’s consolidated average assets, liabilities and shareholders’ equity, the amounts of interest income from average interest-earning assets and resulting yields, and the amount of interest expense paid on interest-bearing liabilities. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual only to the extent cash payments have been received and applied to interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the current statutory tax rate (dollars in thousands).

	For the three months ended
	June 30, 2012			June 30, 2011
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$1,534,006	$25,792	6.73%	$1,393,989	$21,735	6.24%
Investment securities—taxable	208,417	1,615	3.10%	271,089	2,354	3.47%
Investment securities—nontaxable (FTE)	9,561	171	7.15%	11,839	216	7.31%
Cash at Federal Reserve and other banks	579,164	430	0.30%	351,512	242	0.28%

Total interest-earning assets (FTE)	2,331,148	28,008	4.81%	2,028,429	24,547	4.84%
Other assets	177,951			164,222

Total assets	$2,509,099			$2,192,651

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$473,124	197	0.17%	$408,109	358	0.35%
Savings deposits	731,988	296	0.16%	613,924	372	0.24%
Time deposits	380,943	584	0.61%	406,436	1,072	1.06%
Other borrowings	62,300	601	3.86%	59,139	600	4.06%
Junior subordinated debt	41,238	332	3.22%	41,238	312	3.03%

Total interest-bearing liabilities	1,689,593	2,010	0.48%	1,528,846	2,714	0.71%
Noninterest-bearing deposits	562,909			424,331
Other liabilities	33,569			33,711
Shareholders’ equity	223,028			205,763

Total liabilities and shareholders’ equity	$2,509,099			$2,192,651

Net interest spread(1) (FTE)			4.33%			4.13%
Net interest income and interest margin(2) (FTE)		$25,998	4.46%		$21,833	4.31%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

Summary of Average Balances, Yields/Rates and Interest Differential (continued)

	For the six months ended
	June 30, 2012			June 30, 2011
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$1,530,771	$50,721	6.63%	$1,395,160	$43,457	6.23%
Investment securities—taxable	216,577	3,374	3.12%	273,793	4,735	3.46%
Investment securities—nontaxable (FTE)	9,561	344	7.20%	11,951	439	7.34%
Cash at Federal Reserve and other banks	576,086	798	0.28%	345,453	433	0.25%

Total interest-earning assets (FTE)	2,332,995	55,237	4.74%	2,026,357	49,064	4.84%
Other assets	178,825			164,650

Total assets	$2,511,820			$2,191,007

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$456,455	414	0.18%	$405,188	707	0.35%
Savings deposits	761,289	593	0.16%	603,004	739	0.25%
Time deposits	391,964	1,254	0.64%	419,301	2,183	1.04%
Other borrowings	66,202	1,207	3.65%	59,181	1,193	4.03%
Junior subordinated debt	41,238	670	3.25%	41,238	622	3.02%

Total interest-bearing liabilities	1,717,148	4,138	0.48%	1,527,912	5,444	0.71%
Noninterest-bearing deposits	539,380			424,710
Other liabilities	33,595			33,736
Shareholders’ equity	221,697			204,649

Total liabilities and shareholders’ equity	$2,511,820			$2,191,007

Net interest spread(1) (FTE)			4.26%			4.13%
Net interest income and interest margin(2) (FTE)		$51,099	4.38%		$43,620	4.31%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

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

	Three months ended June 30, 2012 compared with three months ended June 30, 2011
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$2,184	$1,873	$4,057
Investment securities (FTE)	(586)	(198)	(784)
Cash at Federal Reserve and other banks	159	29	188

Total interest-earning assets (FTE)	1,757	1,704	3,461

Increase (decrease) in interest expense:
Interest-bearing demand deposits	57	(218)	(161)
Savings deposits	71	(147)	(76)
Time deposits	(68)	(420)	(488)
Other borrowings	32	(31)	1
Junior subordinated debt	—	20	20

Total interest-bearing liabilities	92	(796)	(704)

Increase (decrease) in Net Interest Income (FTE)	$1,665	$2,500	$4,165

	Six months ended June 30, 2012 compared with six months ended June 30, 2011
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$4,224	$3,040	$7,264
Investment securities (FTE)	(1,078)	(378)	(1,456)
Cash at Federal Reserve and other banks	288	77	365

Total interest-earning assets (FTE)	3,434	2,739	6,173

Increase (decrease) in interest expense:
Interest-bearing demand deposits	90	(383)	(293)
Savings deposits	198	(344)	(146)
Time deposits	(142)	(787)	(929)
Other borrowings	141	(127)	14
Junior subordinated debt	—	48	48

Total interest-bearing liabilities	287	(1,593)	(1,306)

Increase (decrease) in Net Interest Income (FTE)	$3,147	$4,332	$7,479

Provision for Loan Losses

The Company provided $3,371,000 for loan losses in the second quarter of 2012 versus $3,996,000 in the first quarter of 2012 and $7,367,000 in the second quarter of 2011. Included in the provision for loan losses during the quarter ended June 30, 2012, was $281,000 related to Citizens loans. The allowance for loan losses increased $397,000 from $45,452,000 at March 31, 2012 to $45,849,000 at June 30, 2012. The decrease in provision for loan losses during the second quarter of 2012 compared to the first quarter of 2012 was primarily the result of a decrease in nonperforming Originated loans and a decrease in net loan charge offs.

The Company provided $3,996,000 for loan losses in the first quarter of 2012 versus $5,429,000 in the fourth quarter of 2011 and $7,001,000 in the first quarter of 2011. In accordance with industry guidance, related to real estate 1-4 family junior lien mortgages, issued by bank regulators during the first quarter of 2012, $6,541,000 of performing junior liens were reclassified from a Pass rating to a rating of Special Mention due to concerns regarding the performance of the associated priority liens. This reclassification resulted in additional provisions for loan losses of $1,596,000. Also included in the provision for loan losses during the quarter ended March 31, 2012, was $1,467,000 related to Citizens loans. The allowance for loan losses decreased $462,000 from $45,914,000 at December 31, 2011 to $45,452,000 at March 31, 2012. The decreases in provision for loan losses and in the allowance for loan losses during the first quarter of 2012 were primarily the result of a decrease in nonperforming loans that was partially offset by the increased provision related to real estate 1-4 family junior lien mortgages and the provision related to Citizens loans noted above.

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

Noninterest Income

The following table summarizes the Company’s noninterest income for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Service charges on deposit accounts	$3,644	$3,700	$7,171	$7,130
ATM and interchange fees	2,026	1,776	3,845	3,421
Other service fees	570	437	1,173	843
Mortgage banking service fees	379	370	751	731
Change in value of mortgage servicing rights	(464)	(162)	(833)	(222)

Total service charges and fees	6,155	6,121	12,107	11,903

Gain on sale of loans	1,237	495	2,887	1,220
Commissions on sale of non-deposit investment products	842	648	1,661	1,008
Increase in cash value of life insurance	450	450	900	900
Change in indemnification asset	662	144	309	1,836
Gain (loss) on sale of foreclosed assets	304	185	(54)	385
Sale of customer checks	93	67	166	126
Lease brokerage income	90	95	148	128
Loss on disposal of fixed assets	(153)	(6)	(388)	(15)
Commission rebates	(18)	(16)	(34)	(33)
Gain on life insurance death benefit	600	—	600	—
Other	315	68	540	143

Total other noninterest income	4,422	2,130	6,735	5,698

Total noninterest income	$10,577	$8,251	$18,842	$17,601

Noninterest income increased $2,326,000 (28.2%) to $10,577,000 in the three months ended June 30, 2012 when compared to the three months ended June 30, 2011. The increase in noninterest income was primarily due to a $742,000 increase in gain on sale of loans, a $600,000 gain on life insurance benefit, a $518,000 increase in change in indemnification asset, a $250,000 increase in ATM and interchange fees, and a $194,000 increase in commissions on sale of nondeposit investment products (NDIP), that were partially offset by a $302,000 decrease in change in value of mortgage servicing rights to a negative $464,000. The increase in gain on sale of loans is due to increased residential real estate loan refinance activity and our focus to service that activity. The increase in change in indemnification asset is due to increased actual and estimated future losses in our covered loan and foreclosed assets portfolios. The increase in commissions on sale of NDIP is due to our application of additional resources in that area. The operations of Citizens from April 1, 2012 to June 30, 2012 accounted for $643,000 of the $10,577,000 of noninterest income during the three months ended June 30, 2012.

Noninterest income increased $1,241,000 (7.1%) to $18,842,000 in the six months ended June 30, 2012 when compared to the six months ended June 30, 2011. The increase in noninterest income was primarily due to a $1,667,000 increase in gain on sale of loans, a $600,000 gain on life insurance benefit, a $424,000 increase in ATM and interchange fees, and a $653,000 increase in commissions on sale of nondeposit investment products (NDIP), that were partially offset by a $1,527,000 decrease in change in indemnification asset, and a $611,000 decrease in change in value of mortgage servicing rights to a negative $464,000. The increase in gain on sale of loans is due to increased residential real estate loan refinance activity and our focus to service that activity. The decrease in change in indemnification asset is due to decreased actual and estimated future losses in our covered loan and foreclosed assets portfolios when compared to the six months ended June 30, 2011. The increase in commissions on sale of NDIP is due to our application of additional resources in that area. The operations of Citizens from January 1, 2012 to June 30, 2012 accounted for $788,000 of the $18,842,000 of noninterest income during the six months ended June 30, 2012. Included in the $788,000 of Citizens related noninterest income recorded from January 1, 2012 to June 30, 2012, is a $230,000 loss on disposal of fixed assets related to system conversions.

Noninterest Expense

The following table summarizes the Company’s other noninterest expense for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Base salaries, net of deferred loan origination costs	$8,273	$7,198	$16,432	$14,202
Incentive compensation	1,347	783	2,722	1,699
Benefits and other compensation costs	2,870	2,734	6,098	5,607

Total salaries and benefits expense	12,490	10,715	25,252	21,508

Occupancy	1,857	1,402	3,573	2,862
Equipment	1,126	880	2,243	1,801
Data processing and software	1,143	956	2,572	1,808
ATM network charges	532	507	1,099	989
Telecommunications	567	520	1,122	926
Postage	218	219	474	435
Courier service	256	221	445	429
Advertising	863	739	1,361	1,171
Assessments	590	518	1,196	1,385
Operational losses	143	118	259	227
Professional fees	691	573	1,114	860
Foreclosed assets expense	267	115	792	282
Provision for foreclosed asset losses	1,004	638	1,087	1,087
Change in reserve for unfunded commitments	40	(50)	(150)	—
Intangible amortization	52	20	105	105
Other	2,528	2,004	4,738	3,891

Total other noninterest expense	11,877	9,380	22,030	18,258

Total noninterest income	$24,367	$20,095	$47,282	$39,766

Average full time equivalent staff	741	672	736	671
Noninterest expense to revenue (FTE)	66.6%	66.8%	67.6%	65.0%

Salary and benefit expenses increased $1,775,000 (16.6%) to $12,490,000 during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Base salaries increased $1,075,000 (14.9%) to $8,273,000 during the three months ended June 30, 2012. The increase in base salaries was mainly due to a 10.3% increase in average full time equivalent staff to 741 and annual merit increases when compared to the three months ended June 30, 2011. The increase in full time equivalent staff is mainly due to the Citizens acquisition on September 23, 2011. Incentive and commission related salary expenses increased $564,000 (72.0%) to $1,347,000 during three months ended June 30, 2012 due primarily to increases in production related incentives and incentives tied to net income. Benefits expense, including retirement, medical and workers’ compensation insurance, and taxes, increased $136,000 (5.0%) to $2,870,000 during the three months ended June 30, 2012 primarily due to the increase in average full time equivalent staff noted above. The operations of Citizens from April 1, 2012 to June 30, 2012 added $894,000 to salaries and benefits expense.

Other noninterest expenses increased $2,497,000 (26.6%) to $11,877,000 during the three months ended June 30, 2012 when compared to the three months ended June 30, 2011. Changes in the various categories of other noninterest expense are reflected in the table above. The changes are indicative of the Citizens acquisition, and the economic environment which has led to increases, or fluctuations, in professional loan collection expenses, provision for foreclosed asset losses, and foreclosed asset expenses. The operations of Citizens from April 1, 2012 to June 30, 2012 added $1,257,000 to other noninterest expense including $419,000 of loan and OREO expenses.

Salary and benefit expenses increased $3,744,000 (17.4%) to $25,252,000 during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Base salaries increased $2,230,000 (15.7%) to $16,432,000 during the six months ended June 30, 2012. The increase in base salaries was mainly due to a 9.7% increase in average full time equivalent staff to 736 and annual merit increases when compared to the six months ended June 30, 2011. The increase in full time equivalent staff is mainly due to the Citizens acquisition on

September 23, 2011. Incentive and commission related salary expenses increased $1,023,000 (60.2%) to $2,722,000 during six months ended June 30, 2012 due primarily to increases in production related incentives and incentives tied to net income. Benefits expense, including retirement, medical and workers’ compensation insurance, and taxes, increased $491,000 (8.8%) to $6,098,000 during the six months ended June 30, 2012 primarily due to the increase in average full time equivalent staff noted above. The operations of Citizens from January 1, 2012 to June 30, 2012 added $1,452,000 to salaries and benefits expense.

Other noninterest expenses increased $3,772,000 (20.7%) to $22,030,000 during the six months ended June 30, 2012 when compared to the six months ended June 30, 2011. Changes in the various categories of other noninterest expense are reflected in the table above. The changes are indicative of the Citizens acquisition, and the economic environment which has led to increases, or fluctuations, in professional loan collection expenses, provision for foreclosed asset losses, and foreclosed asset expenses. The operations of Citizens from January 1, 2012 to June 30, 2012 added $2,234,000 to other noninterest expense including $975,000 of loan and OREO expenses.

Income Taxes

The effective tax rate on income was 39.4% and 36.3% for the three months ended June 30, 2012 and 2011, respectively. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $876,000 and $384,000, respectively, in these periods. Tax-exempt income of $107,000 and $136,000, respectively, from investment securities, and $450,000 and $450,000, respectively, from increase in cash value of life insurance in these periods, along with relatively low levels of net income before taxes, helped to reduce the effective tax rate.

The effective tax rate on income was 39.0% and 36.2% for the six months ended June 30, 2012 and 2011, respectively. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $1,499,000 and $765,000, respectively, in these periods. Tax-exempt income of $215,000 and $276,000, respectively, from investment securities, and $900,000 and $900,000, respectively, from increase in cash value of life insurance in these periods, along with relatively low levels of net income before taxes, helped to reduce the effective tax rate.

Financial Condition

Investment Securities

Investment securities available for sale decreased $26,374,000 to $202,849,000 as of June 30, 2012, as compared to December 31, 2011. This decrease is attributable to maturities of $39,097,000, a decrease in fair value of investments securities available for sale of $472,000, and amortization of net purchase price premiums of $620,000, that were partially offset by investment purchases of $13,815,000.

The following table presents the available for sale investment securities portfolio by major type as of the dates indicated:

	June 30, 2012		December 31, 2011
(In thousands)	Fair Value	%	Fair Value	%
Securities Available-for-Sale:
Obligations of U.S. government corporations and agencies	$191,013	94.2%	$217,384	94.8%
Obligations of states and political subdivisions	9,953	4.9%	10,028	4.4%
Corporate debt securities	1,883	0.9%	1,811	0.8%

Total securities available-for-sale	$202,849	100.0%	$229,223	100.0%

Additional information about the investment portfolio is provided in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Restricted Equity Securities

Restricted equity securities were $9,990,000 at June 30, 2012 and $10,610,000 at December 31, 2011. The entire balance of restricted equity securities at June 30, 2012 and December 31, 2011 represent the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”).

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

The following table shows the Company’s loan balances, net of deferred loan fees, as of the dates indicated:

(In thousands)	June 30, 2012	December 31, 2011
Real estate mortgage	$984,147	$965,922
Consumer	393,248	406,330
Commercial	139,733	139,131
Real estate construction	35,354	39,649

Total loans	$1,552,482	$1,551,032

At June 30, 2012 loans, including net deferred loan costs, totaled $1,552,482,000 which was a $1,450,000 (0.1%) increase over the balances at December 31, 2011.

The following table shows the Company’s loan balances, net of deferred loan fees, as a percentage of total loans for the periods indicated:

	June 30, 2012	December 31, 2011
Real estate mortgage	63.4%	62.2%
Consumer	25.3%	26.2%
Commercial	9.0%	9.0%
Real estate construction	2.3%	2.6%

Total loans	100.0%	100.0%

Asset Quality and Nonperforming Assets

Originated Loans

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

Interest income on originated nonaccrual loans that would have been recognized during the three months ended June 30, 2012 and 2011, if all such loans had been current in accordance with their original terms, totaled $1,572,000 and $1,703,000, respectively. Interest income actually recognized on these originated loans during the three months ended June 30, 2012 and 2011 was $141,000 and $448,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the three months ended June 30, 2012, if all such loans had been current in accordance with their original terms, totaled $76,000. Interest income actually recognized on these PNCI loans during the three months ended June 30, 2012 was $7,000. During the three months ended June 30, 2011, the Company had no PNCI loans.

Interest income on originated nonaccrual loans that would have been recognized during the six months ended June 30, 2012 and 2011, if all such loans had been current in accordance with their original terms, totaled $3,159,000 and $3,304,000, respectively. Interest income actually recognized on these originated loans during the six months ended June 30, 2012 and 2011 was $171,000 and $556,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the six months ended June 30, 2012, if all such loans had been current in accordance with their original terms, totaled $140,000. Interest income actually recognized on these PNCI loans during the six months ended June 30, 2012 was $40,000. During the six months ended June 30, 2011, the Company had no PNCI loans.

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

The following table sets forth the amount of the Bank’s nonperforming assets as of the dates indicated. For purposes of the following table, PCI loans that are 90 days past due and still accruing are not considered nonperforming loans:

(dollars in thousands)	June 30, 2012	December 31, 2011
Performing nonaccrual loans	$58,007	$61,164
Nonperforming nonaccrual loans	23,977	23,647

Total nonaccrual loans	81,984	84,811
Originated loans 90 days past due and still accruing	893	920

Total nonperforming loans	82,877	85,731
Noncovered foreclosed assets	10,146	13,268
Covered foreclosed assets	2,597	3,064

Total nonperforming assets	$95,620	$102,063

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$218	$3,061
Indemnified portion of covered foreclosed assets	$2,078	$2,451
Nonperforming assets to total assets	3.79%	3.99%
Nonperforming loans to total loans	5.34%	5.53%
Allowance for loan losses to nonperforming loans	55%	54%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	5.79%	6.34%

The following tablee sets forth the amount of the Bank’s nonperforming assets as of the dates indicated. For purposes of the following table, PCI loans that are 90 days past due and still accruing are not considered nonperforming loans:

	June 30, 2012
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI - other	Total
Performing nonaccrual loans	$45,209	$2,827	$9,971	—	$58,007
Nonperforming nonaccrual loans	23,646	197	134	—	23,977

Total nonaccrual loans	68,855	3,024	10,105	—	81,984
Originated and PNCI loans 90 days past due and still accruing	893	—	—	—	893

Total nonperforming loans	69,748	3,024	10,105	—	82,877
Noncovered foreclosed assets	7,220	—	—	$2,926	10,146
Covered foreclosed assets	—	—	—	2,597	2,597

Total nonperforming assets	$76,968	$3,024	$10,105	$5,523	$95,620

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$218	—	—	—	$218
Indemnified portion of covered foreclosed assets	—	—	—	$2,078	$2,078
Nonperforming assets to total assets					3.79%
Nonperforming loans to total loans	5.10%	2.80%	100.00%	—	5.34%
Allowance for loan losses to nonperforming loans	58%	13%	11%	n/m	55%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	3.10%	13.11%	59.86%	24.83%	5.79%

	December 31, 2011
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI - other	Total
Performing nonaccrual loans	$52,208	$97	$8,859	—	$61,164
Nonperforming nonaccrual loans	23,067	13	567	—	23,647

Total nonaccrual loans	75,275	110	9,426	—	84,811
Originated and PNCI loans 90 days past due and still accruing	500	420	—	—	920

Total nonperforming loans	75,775	530	9,426	—	85,731
Noncovered foreclosed assets	6,209	—	—	$7,059	13,268
Covered foreclosed assets	—	—	—	3,064	3,064

Total nonperforming assets	$81,984	$530	$9,426	$10,123	$102,063

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$3,061	—	—	—	$3,061
Indemnified portion of covered foreclosed assets	—	—	—	$2,451	$2,451
Nonperforming assets to total assets					3.99%
Nonperforming loans to total loans	5.67%	0.39%	100.00%	—	5.53%
Allowance for loan losses to nonperforming loans	55%	46%	11%	n/m	54%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	3.27%	12.13%	62.09%	27.37%	6.34%

n/m – not meaningful

The following tables and narratives describe the activity in the balance of nonperforming assets during the periods indicated:

Changes in nonperforming assets during the three months ended June 30, 2012

(In thousands):	Balance at June 30, 2012	New NPA	Advances/ Capitalized Costs	Pay- downs /Sales	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at March 31, 2012
Real estate mortgage:
Residential	$7,801	$703	$44	$(622)	$(325)	$(295)	—	$8,296
Commercial	43,709	5,322	389	(3,330)	(363)	(2,206)	$1,136	42,761
Consumer
Home equity lines	16,412	4,128	25	(717)	(2,477)	(374)	(78)	15,905
Home equity loans	532	175	—	(112)	(117)	(26)	78	534
Auto indirect	280	37	—	(73)	(32)	—	—	348
Other consumer	149	120	—	(21)	(97)	—	—	147
Commercial	9,073	2,383	—	(165)	(295)	—	(1,136)	8,286
Construction:
Residential	4,354	78	12	(658)	(201)	(524)	—	5,647
Commercial	567	—	—	(16)	(68)	—	—	651

Total nonperforming loans	82,877	12,946	470	(5,714)	(3,975)	(3,425)	—	82,575
Noncovered foreclosed assets	10,146	—	164	(3,992)	(543)	3,017	—	11,500
Covered foreclosed assets	2,597	—	—	(639)	(461)	408	—	3,289

Total nonperforming assets	$95,620	$12,946	$634	$(10,345)	$(4,979)	—	—	$97,364

Nonperforming assets decreased during the second quarter of 2012 by $1,744,000 (1.8%) to $95,620,000 at June 30, 2012 compared to $97,364,000 at March 31, 2012. The decrease in nonperforming assets during the second quarter of 2012 was primarily the result of new nonperforming loans of $12,946,000, advances on existing nonperforming loans and capitalized costs on foreclosed assets of $634,000, less pay-downs or upgrades of nonperforming loans to performing status totaling $5,714,000, less dispositions of foreclosed assets totaling $4,631,000, less loan charge-offs of $3,975,000, and less write-downs of foreclosed assets of $1,004,000.

The primary causes of the $12,946,000 in new nonperforming loans during the second quarter of 2012 were increases of $703,000 on eight residential real estate loans, $5,322,000 on 15 commercial real estate loans, $4,303,000 on 44 home equity lines and loans, $37,000 on seven indirect auto loans, $120,000 on 20 consumer loans, $2,383,000 on 21 C&I loans, and $78,000 on one residential construction loan.

The $5,322,000 in new nonperforming commercial real estate loans was primarily comprised of three loans totaling $1,262,000 secured by commercial retail buildings in northern California, a $1,906,000 loan secured by a commercial warehouse in northern California, two loans totaling $733,000 secured by light industrial commercial property in northern California and a $462,000 loan secured by mixed-use commercial property in northern California.

The $2,383,000 in new nonperforming C&I loans was primarily comprised of a $818,000 loan secured by equipment in northern California and two loans totaling $882,000 secured by accounts receivable, inventory and equipment in northern California.

Loan charge-offs during the three months ended June 30, 2012

In the second quarter of 2012, the Company recorded $3,976,000 in loan charge-offs and $212,000 in deposit overdraft charge-offs less $1,025,000 in loan recoveries and $188,000 in deposit overdraft recoveries resulting in $2,975,000 of net charge-offs. Primary causes of the charges taken in the first quarter of 2012 were gross charge-offs of $325,000 on seven residential real estate loans, $363,000 on five commercial real estate loans, $2,595,000 on 42 home equity lines and loans, $32,000 on eight auto indirect loans, $97,000 on 25 other consumer loans, $295,000 on 14 C&I loans, $201,000 on three residential construction loans and $68,000 on one commercial construction loan.

The $363,000 in gross charge-offs the bank recorded in its commercial real estate portfolio was primarily comprised of a single loan secured by a commercial warehouse in central California in the amount of $290,000.

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

Activity in the balance of nonperforming assets for the periods indicated (continued):

Changes in nonperforming assets during the three months ended March 31, 2012

(In thousands):	Balance at March 31, 2012	New NPA	Advances/ Capitalized Costs	Pay- downs / Sales	Charge-offs/ Write- downs	Transfers to Foreclosed Assets	Category Changes	Balance at December 31, 2011
Real estate mortgage:
Residential	$8,296	$774	$15	$(592)	$(223)	$(203)	—	$8,525
Commercial	42,761	4,050	—	(3,977)	(1,305)	(692)	—	44,685
Consumer
Home equity lines	15,905	2,467	387	(508)	(2,625)	(799)	—	16,983
Home equity loans	534	45	—	(28)	(41)	—	—	558
Auto indirect	348	68	1	(189)	(40)	—	—	508
Other consumer	147	202	—	(30)	(135)	—	—	110
Commercial	8,286	457	406	(364)	(281)	—	—	8,068
Construction:
Residential	5,647	269	—	(181)	(68)	—	—	5,627
Commercial	651	—	—	(16)	—	—	—	667

Total nonperforming loans	82,575	8,332	809	(5,885)	(4,718)	(1,694)	—	85,731
Noncovered foreclosed assets	11,500	—	—	(3,379)	(83)	1,694	—	13,268
Covered foreclosed assets	3,289	—	225	—	—	—	—	3,064

Total nonperforming assets	$97,364	$8,332	$1,034	$(9,264)	$(4,801)	—	—	$102,063

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

Originated and PNCI loans, and deposit related overdrafts are charged against the allowance for originated loan losses when Management believes that the collectability of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. The allowances for originated and PNCI loan losses are amounts that Management believes will be adequate to absorb probable losses inherent in existing originated loans, based on evaluations of the collectability, impairment and prior loss experience of those loans and leases. The evaluations take into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. The Company defines an originated or PNCI loan as impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired originated and PNCI loans are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

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

The Components of the Allowance for Loan Losses

The following table sets forth the Bank’s allowance for loan losses as of the dates indicated (in thousands):

	June 30, 2012	December 31, 2011
Allowance for originated and PNCI loan losses:
Specific allowance	$6,040	$5,993
Formula allowance	30,619	32,023
Environmental factors allowance	4,103	3,687

Allowance for originated and PNCI loan losses	40,762	41,703
Allowance for PCI loan losses	5,087	4,211

Allowance for loan losses	$45,849	$45,914

Allowance for loan losses to loans	2.95%	2.96%

Based on the current conditions of the loan portfolio, management believes that the $45,849,000 allowance for loan losses at June 30, 2012 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for loan losses between loan types as of the dates indicated:

(In thousands)	June 30, 2012	December 31, 2011
Real estate mortgage	$13,024	$15,621
Consumer	23,815	20,506
Commercial	5,694	6,545
Real estate construction	3,316	3,242

Total allowance for loan losses	$45,849	$45,914

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total allowance for loan losses as of the dates indicated:

(In thousands)	June 30, 2012	December 31, 2011
Real estate mortgage	28.5%	34.0%
Consumer	51.9%	44.7%
Commercial	12.4%	14.2%
Real estate construction	7.2%	7.1%

Total allowance for loan losses	100.0%	100.0%

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Allowance for loan losses:
Balance at beginning of period	$45,452	$43,224	$45,914	$42,571
Provision for loan losses	3,371	5,561	7,367	12,562
Loans charged off:
Real estate mortgage:
Residential	(325)	(321)	(548)	(1,446)
Commercial	(363)	(1,621)	(1,668)	(1,989)
Consumer:
Home equity lines	(2,478)	(1,928)	(5,103)	(5,529)
Home equity loans	(117)	(264)	(158)	(264)
Auto indirect	(31)	(100)	(71)	(235)
Other consumer	(309)	(304)	(648)	(533)
Commercial	(296)	(202)	(577)	(1,758)
Construction:
Residential	(201)	(395)	(269)	(430)
Commercial	(68)	(95)	(68)	(95)

Total loans charged off	(4,188)	(5,230)	(9,110)	(12,279)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	27	—	27	112
Commercial	782	38	818	66
Consumer:
Home equity lines	84	86	147	247
Home equity loans	6	—	9	2
Auto indirect	42	56	99	183
Other consumer	187	165	442	374
Commercial	86	41	136	62
Construction:
Residential	—	20	—	22
Commercial	—	1	—	40

Total recoveries of previously charged off loans	1,214	407	1,678	1,108

Net charge-offs	(2,974)	(4,823)	(7,432)	(11,171)

Balance at end of period	$45,849	$43,962	$45,849	$43,962

Reserve for unfunded commitments:
Balance at beginning of period	$2,550	$2,690	$2,740	$2,640
Provision for losses –unfunded commitments	40	(50)	(150)	—

Balance at end of period	$2,590	$2,640	$2,590	$2,640

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Balance at end of period:
Allowance for loan losses	$45,849	$43,962	$45,849	$43,962
Reserve for unfunded commitments	2,590	2,640	2,590	2,640

Allowance for loan losses and Reserve for unfunded commitments	$48,439	$46,602	$48,439	$46,602

As a percentage of total loans at end of period:
Allowance for loan losses			2.95%	3.15%
Reserve for unfunded commitments			0.17%	0.19%

Allowance for loan losses and Reserve for unfunded commitments			3.12%	3.34%

Average total loans	$1,534,006	$1,393,989	$1,530,771	$1,395,160
Ratios (annualized):
Net charge-offs during period to average loans outstanding during period	0.78%	1.38%	0.97%	1.60%
Provision for loan losses to average loans outstanding	0.88%	1.60%	0.96%	1.80%

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the periods indicated (in thousands):

(In thousands):	Balance at June 30, 2012	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at March 31, 2012
Noncovered:
Land & Construction	$4,158	—	—	$(161)	$(171)	$524	—	$3,966
Residential real estate	3,151	—	239	(1,366)	(123)	1,105	—	3,296
Commercial real estate	2,837	—	(75)	(2,465)	(249)	1,388	—	4,238

Total noncovered	10,146	—	164	(3,992)	(543)	3,017	—	11,500

Covered:
Land & Construction	1,257	—	—	(234)	(308)	—	—	1,799
Residential real estate	—	—	—	(121)	(59)	—	—	180
Commercial real estate	1,340	—	—	(284)	(94)	408	—	1,310

Total covered	2,597	—	—	(639)	(461)	408	—	3,289

Total foreclosed assets	$12,743	—	$164	$(4,631)	$(1,004)	$3,425	—	$14,789

(In thousands):	Balance at March 31, 2012	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at December 31, 2011
Noncovered:
Land & Construction	$3,966	—	—	$(1,068)	—	—	—	$5,034
Residential real estate	3,296	—	—	(812)	(83)	1,001	—	3,190
Commercial real estate	4,238	—	—	(1,499)	—	693	—	5,044

Total noncovered	11,500	—	—	(3,379)	(83)	1,694	—	13,268

Covered:
Land & Construction	1,799	—	—	—	—	—	—	1,799
Residential real estate	180	—	—	—	—	—	—	180
Commercial real estate	1,310	—	225	—	—	—	—	1,085

Total covered	3,289	—	225	—	—	—	—	3,064

Total foreclosed assets	$14,789	—	$225	$(3,379)	$(83)	$1,694	—	$16,332

Intangible Assets

Intangible assets were comprised of the following as of the dates indicated:

(In thousands)	June 30, 2012	December 31, 2011
Core-deposit intangible	$1,196	$1,301
Goodwill	15,519	15,519

Total intangible assets	$16,715	$16,820

The core-deposit intangible assets resulted from the Bank’s acquisitions of Citizens in 2011 and Granite in 2010. The goodwill intangible asset resulted from the North State National Bank acquisition in 2003. Amortization of core deposit intangible assets amounting to $51,000 and $20,000 were recorded during the three months ended June 30, 2012 and 2011, respectively. Amortization of core deposit intangible assets amounting to $104,000 and $105,000 were recorded during the six months ended June 30, 2012 and 2011, respectively.

Deposits

Deposits at June 30, 2012 decreased $24,759,000 (1.1%) over 2011 year-end balances to $2,165,777,000. Included in the June 30, 2012 and December 31, 2011 certificate of deposit balances is $5,000,000 from the State of California. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally favorable to other wholesale funding sources available to the Bank. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report. See Note 13 to the consolidated financial statements at Item 1 of this report for information about the Company’s deposits.

Other Borrowings

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

The Company’s primary capital resource is shareholders’ equity, which was $223,229,000 at June 30, 2012. This amount represents an increase of $6,788,000 from December 31, 2011, the net result of comprehensive income for the period of $9,252,000, and the effect of stock option vesting of $511,000, and the exercise of stock options including its tax effect of $225,000 that were partially offset by dividends paid of $2,878,000, and the repurchase of shares tendered to pay taxes related to the exercise options of $48,000. The Company’s ratio of equity to total assets was 8.84% and 8.47% as of June 30, 2012 and December 31, 2011, respectively.

The following summarizes the Company’s ratios of capital to risk-adjusted assets as of the dates indicated:

	As of June 30, 2012	As December 31, 2011	Minimum Regulatory Requirement
Total Capital	14.31%	13.94%	8.00%
Tier I Capital	13.04%	12.68%	4.00%
Leverage ratio	9.73%	9.46%	4.00%

See Note 19 and Note 29 to the consolidated financial statements at Item 1 of this report for information about the Company’s capital resources.

Liquidity

The Bank’s principal source of asset liquidity is cash at Federal Reserve and other banks and marketable investment securities available for sale. At June 30, 2012, cash at Federal Reserve and other banks and investment securities available for sale totaled $779,334,000, representing an increase of $13,512,000 (1.7%) from December 31, 2011. In addition, the Company generates additional liquidity from its operating activities. The Company’s profitability during the first six months of 2012 generated cash flows from operations of $31,298,000 compared to $17,348,000 during the first six months of 2011. Maturities of investment securities produced cash inflows of $39,097,000 during the six months ended June 30, 2012 compared to $39,352,000 for the six months ended June 30, 2011. During the six months ended June 30, 2012, the Company invested $13,815,000 in securities and invested $14,001,000 for net loan principal increases, compared to $25,456,000 invested in securities and $8,084,000 received from net loan principal reductions, respectively, during the first six months of 2011. These changes in investment and loan balances contributed to net cash provided by investing activities of $14,747,000 during the six months ended June 30, 2012, compared to net cash provided by investing activities of $23,755,000 during the six months ended June 30, 2011. Financing activities used net cash of $39,218,000 during the six months ended June 30, 2012, compared to net cash used by financing activities of $21,115,000 during the six months ended June 30, 2011. Deposit balance decreases accounted for $24,759,000 of financing uses of funds during the six months ended June 30, 2012, compared to $15,442,000 of financing uses of funds during the six months ended June 30, 2011. Net decrease in short-term other borrowings accounted for $11,710,000 and $2,786,000 of financing uses of funds during the six months ended June 30, 2012 and 2011, respectively. Dividends paid used $2,878,000 and $2,866,000 of cash during the six months ended June 30, 2012 and 2011, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of June 30, 2012 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

During the quarter ended June 30, 2012, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our ability to obtain reimbursement from FDIC under the loss sharing agreement on covered assets acquired in the Granite acquisition depends on our compliance with the terms of the loss sharing agreement. Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreement as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreement are extensive and our failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. Additionally, Management may decide to forgo loss share coverage on certain assets to allow greater flexibility over the management of certain assets. As of June 30, 2012, $45,513,000, or 1.8%, of the Company’s assets were covered by the aforementioned FDIC loss sharing agreements.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information concerning the common stock repurchased by the Company during the three months ended June 30, 2012 pursuant to the Company’s stock repurchase plan adopted on August 21, 2007, which is discussed in more detail under “Capital Resources” in this report and is incorporated herein by reference:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
Apr. 1-30, 2012	—	—	—	333,400
May. 1-31, 2012	—	—	—	333,400
June. 1-30, 2012	—	—	—	333,400

Total	—	—	—	333,400

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

Item 6 – Exhibits

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Granite Community Bank, N.A., Granite Bay, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of May 28, 2010, and related addendum filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 3, 2010.

2.2	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Citizens Bank of Northern California, Nevada City, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of September 23, 2011, and related addendum, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 27, 2011.

3.1	Restated Articles of Incorporation, filed as Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 16, 2009.

3.2	Bylaws of TriCo Bancshares, as amended, filed as Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed February 17, 2011.

4.1	Certificate of Determination of Preferences of Series AA Junior Participating Preferred Stock filed as Exhibit 3.3 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

4.2	Rights Agreement dated as of June 25, 2001 between TriCo Bancshares and Mellon Investor Services LLC (incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A filed on July 5, 2001).

4.3	Amendment to Rights Agreement dated as of July 8, 2011 between TriCo Bancshares and BNY Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 8, 2011).

4.4	Amended and Restated Form of Right Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on July 8, 2011).

10.2*	Form of Change of Control Agreement dated as of August 23, 2005, between TriCo, Tri Counties Bank and each of Dan Bailey, Bruce Belton, Craig Carney, Gary Coelho, Rick Miller, Richard O’Sullivan, Thomas Reddish, and Ray Rios filed as Exhibit 10.2 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.5*	TriCo’s 1995 Incentive Stock Option Plan filed as Exhibit 4.1 to TriCo’s Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063).

10.6*	TriCo’s 2001 Stock Option Plan, as amended, filed as Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.7*	TriCo’s 2009 Equity Incentive plan, included as Appendix A to TriCo’s definitive proxy statement filed on April 4, 2009.

10.8*	Amended Employment Agreement between TriCo and Richard Smith dated as of August 23, 2005 filed as Exhibit 10.8 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.9*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 filed as Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.10*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 filed as Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.11*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 filed as Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.13*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 filed as Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.14*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 filed as Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.15*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 filed as Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.16*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 filed as Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.17*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith, filed as Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.18*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin, filed as Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.19*	Form of Tri-Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish, filed as Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.20*	Form of Tri-Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin, filed as Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.21*	Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of the directors of TriCo Bancshares/Tri Counties Bank effective on the date that each director is first elected, filed as Exhibit 10.18 to TriCo’S Annual Report on Form 10-K for the year ended December 31, 2003.

10.22*	Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of Dan Bailey, Craig Carney, Rick Miller, Richard O’Sullivan, Thomas Reddish, Ray Rios, and Richard Smith filed as Exhibit 10.21 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

21.1	Tri Counties Bank, a California banking corporation, TriCo Capital Trust I, a Delaware business trust, and TriCo Capital Trust II, a Delaware business trust, are the only subsidiaries of Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRICO BANCSHARES (Registrant)

Date: August 9, 2012	/s/ Thomas J. Reddish
Thomas J. Reddish
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)