Form 10-Q
period 2012-09-30
TRICO BANCSHARES /
filed 2012-11-09
CIK 356171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended: September 30, 2012

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

Common stock, no par value: 15,992,893 shares outstanding as of November 2, 2012

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRICO BANCSHARES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data; unaudited)

	At September 30, 2012	At December 31, 2011
Assets:
Cash and due from banks	$64,024	$73,652
Cash at Federal Reserve and other banks	558,470	563,623

Cash and cash equivalents	622,494	637,275

Securities available-for-sale	183,432	229,223
Restricted equity securities	9,647	10,610
Loans held for sale	14,937	10,219
Loans	1,575,647	1,551,032
Allowance for loan losses	(44,146)	(45,914)

Total loans, net	1,531,501	1,505,118
Foreclosed assets, net	10,185	16,332
Premises and equipment, net	24,083	19,893
Cash value of life insurance	50,742	50,403
Interest receivable	7,638	7,312
Goodwill	15,519	15,519
Other intangible assets, net	1,144	1,301
Mortgage servicing rights	4,485	4,603
Indemnification asset	2,485	4,405
Other assets	37,189	43,384

Total assets	$2,515,481	$2,555,597

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$592,529	$541,276
Interest-bearing	1,609,110	1,649,260

Total deposits	2,201,639	2,190,536
Interest payable	1,139	1,674
Reserve for unfunded commitments	2,555	2,740
Other liabilities	32,449	30,427
Other borrowings	9,264	72,541
Junior subordinated debt	41,238	41,238

Total liabilities	2,288,284	2,339,156

Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding:
15,992,893 at September 30, 2012	85,088
15,978,958 at December 31, 2011		84,079
Retained earnings	138,474	128,551
Accumulated other comprehensive income, net of tax	3,635	3,811

Total shareholders’ equity	227,197	216,441

Total liabilities and shareholders’ equity	$2,515,481	$2,555,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Interest and dividend income:
Loans, including fees	$25,530	$21,987	$76,251	$65,444
Debt securities:
Taxable	1,443	2,132	4,790	6,853
Tax exempt	108	134	323	410
Dividends	12	6	39	20
Interest bearing cash at Federal Reserve and other banks	372	213	1,170	646

Total interest and dividend income	27,465	24,472	82,573	73,373

Interest expense:
Deposits	1,106	1,543	3,367	5,172
Other borrowings	395	610	1,602	1,803
Junior subordinated debt	333	312	1,003	934

Total interest expense	1,834	2,465	5,972	7,909

Net interest income	25,631	22,007	76,601	65,464

Provision for loan losses	532	5,069	7,899	17,631

Net interest income after provision for loan losses	25,099	16,938	68,702	47,833

Noninterest income:
Service charges and fees	5,783	5,584	17,890	17,487
Gain on sale of loans	1,430	598	4,317	1,818
Commissions on sale of non-deposit investment products	803	542	2,464	1,550
Increase in cash value of life insurance	450	450	1,350	1,350
Bargain purchase gain	—	7,575	—	7,575
Other	661	(26)	1,948	2,544

Total noninterest income	9,127	14,723	27,969	32,324

Noninterest expense:
Salaries and related benefits	12,362	11,930	37,614	33,438
Other	13,228	8,943	35,258	27,201

Total noninterest expense	25,590	20,873	72,872	60,639

Income before income taxes	8,636	10,788	23,799	19,518

Provision for income taxes	3,616	4,318	9,527	7,477

Net income	$5,020	$6,470	$14,272	$12,041

Earnings per share:
Basic	$0.31	$0.40	$0.89	$0.76
Diluted	$0.31	$0.40	$0.89	$0.75
Dividends per share	$0.09	$0.09	$0.27	$0.27

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net income	$5,020	$6,470	$14,272	$12,041
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities arising during the period	98	824	(176)	2,158

Other comprehensive income (loss)	98	824	(176)	2,158

Comprehensive income	$5,118	$7,294	$14,096	$14,199

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2010	15,860,138	$81,554	$117,533	$1,310	$200,397
Net income			12,041		12,041
Other comprehensive income				2,158	2,158
Stock option expense		553			553
Stock options exercised	296,250	2,428			2,428
Tax benefit of stock options exercised		296			296
Repurchase of common stock	(177,430)	(915)	(1,830)		(2,745)
Dividends paid ($0.27 per share)			(4,304)		(4,304)

Balance at September 30, 2011	15,978,958	$83,916	$123,440	$3,468	$210,824

Balance at December 31, 2011	15,978,958	$84,079	$128,551	$3,811	$216,441
Net income			14,272		14,272
Other comprehensive loss				(176)	(176)
Stock option expense		800			800
Stock options exercised	17,000	204			204
Tax benefit of stock options exercised		21			21
Repurchase of common stock	(3,065)	(16)	(32)		(48)
Dividends paid ($0.27 per share)			(4,317)		(4,317)

Balance at September 30, 2012	15,992,893	$85,088	$138,474	$3,635	$227,197

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	For the nine months ended September 30,
	2012	2011
Operating activities:
Net income	$14,272	$12,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	3,221	2,433
Amortization of intangible assets	157	125
Provision for loan losses	7,899	17,631
Amortization of investment securities premium, net	907	1,025
Originations of loans for resale	(162,082)	(87,677)
Proceeds from sale of loans originated for resale	160,286	82,956
Gain on sale of loans	(4,317)	(1,818)
Change in market value of mortgage servicing rights	1,513	1,022
Provision for losses on foreclosed assets	1,520	1,393
(Gain) loss on sale of foreclosed assets	(364)	(467)
Loss on disposal of fixed assets	404	15
Increase in cash value of life insurance	(1,350)	(1,350)
Gain on life insurance death benefit	(600)	—
Proceeds from life insurance	1,611	—
Stock option vesting expense	800	553
Stock option excess tax benefits	(21)	(296)
Bargain purchase gain	—	(7,575)
Change in reserve for unfunded commitments	(185)	—
Change in:
Interest receivable	(326)	(266)
Interest payable	(535)	(336)
Other assets and liabilities, net	9,563	3,258

Net cash from operating activities	32,373	22,667

Investing activities:
Proceeds from maturities of securities available-for-sale	58,395	57,479
Purchases of securities available-for-sale	(13,815)	(25,456)
Redemption (purchase) of restricted equity securities, net	963	(65)
Loan principal (increases) decreases, net	(40,098)	(9,112)
Proceeds from sale of foreclosed assets	11,281	5,168
Improvements of foreclosed assets	(474)	—
Proceeds from sale of premises and equipment	33	1
Purchases of premises and equipment	(7,077)	(2,505)
Cash received from acquisitions	—	80,706

Net cash from investing activities	9,208	106,216

Financing activities:
Net increase in deposits	11,103	28,151
Net change in other borrowings	(63,277)	(1,139)
Stock option excess tax benefits	21	296
Repurchase of common stock	(48)	(753)
Dividends paid	(4,317)	(4,304)
Exercise of stock options	156	436

Net cash (used in) from financing activities	(56,362)	22,687

Net change in cash and cash equivalents	(14,781)	151,570

Cash and cash equivalents at beginning of period	637,275	371,066

Cash and cash equivalents at end of period	$622,494	$522,636

Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned	$5,816	$5,638
Change in unrealized gain on securities available for sale	$(304)	$3,724
Market value of shares tendered by employees in-lieu of cash to pay for exercise options and/or related taxes	$48	$1,992
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$6,507	$8,245
Cash paid for income taxes	$7,320	$9,725
Assets acquired in acquisition	—	$270,304
Liabilities acquired in acquisition	—	$262,729

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned financial subsidiary, Tri Counties Bank. All significant intercompany balances and transactions have been eliminated. TriCo Capital Trust I and TriCo Capital Trust II, which were formed solely for the purpose of issuing trust preferred securities, are unconsolidated subsidiaries as the Company is not the primary beneficiary of the trusts and they are not considered variable interest entities. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Certain amounts in the consolidated financial statements for the year ended December 31, 2011 and for the three and nine months ended September 30, 2011 may have been reclassified to conform to the presentation of the condensed consolidated financial statements in 2012.

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

As described in Note 2, the Bank assumed the banking operations of a failed financial institutions from the FDIC under whole bank purchase agreements. The acquired assets and assumed liabilities were measured at estimated fair value values as required by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations. The Company made significant estimates and exercised significant judgment in accounting for the acquisitions. The Company determined loan fair values based on loan file reviews, loan risk ratings, appraised collateral values, expected cash flows and historical loss factors. Foreclosed assets were primarily valued based on appraised values of the repossessed loan collateral. An identifiable intangible was also recorded representing the fair value of the core deposit customer base based on an evaluation of the cost of such deposits relative to alternative funding sources. The fair value of time deposits and borrowings were determined based on the present value of estimated future cash flows using current rates as of the acquisition date.

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

Investment Securities

The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. During the nine months ended September 30, 2012 and the year ended December 31, 2011, the Company did not have any securities classified as either held-to-maturity or trading. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of other accumulated comprehensive income (loss) in shareholders’ equity until realized. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold.

The Company assesses other-than-temporary impairment (“OTTI”) based on whether it intends to sell a security or if it is likely that the Company would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. No OTTI losses were recognized during the nine months ended September 30, 2012 and the year ended December 31, 2011.

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

Loans purchased or acquired in a business combination are referred to as acquired loans. Acquired loans are valued as of acquisition date in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 805, Business Combinations. Loans acquired with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are referred to as purchased credit impaired (PCI) loans. PCI loans are accounted for under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under FASB ASC Topic 805 and FASB ASC Topic 310-30, PCI loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date. Fair value is defined as the present value of the future estimated principal and interest payments of the loan, with the discount rate used in the present value calculation representing the estimated effective yield of the loan. Default rates, loss severity, and prepayment speed assumptions are periodically reassessed and our estimate of future payments is adjusted accordingly. The difference between contractual future payments and estimated future payments is referred to as the nonaccretable difference. The difference between estimated future payments and the present value of the estimated future payments is referred to as the accretable yield. The accretable yield represents the amount that is expected to be recorded as interest income over the remaining life of the loan. If after acquisition, the Company determines that the estimated future cash flows of a PCI loan are expected to be more than the originally estimated, an increase in the discount rate (effective yield) would be made such that the newly increased accretable yield would be recognized, on a level yield basis, over the remaining estimated life of the loan. If, after acquisition, the Company determines that the estimated future cash flows of a PCI loan are expected to be less than the previously estimated, the discount rate would first be reduced until the present value of the reduced cash flow estimate equals the previous present value however, the discount rate may not be lowered below its original level at acquisition. If the discount rate has been lowered to its original level and the present value has not been sufficiently lowered, an allowance for loan loss would be established through a provision for loan losses charged to expense to decrease the present value to the required level. If the estimated cash flows improve after an allowance has been established for a loan, the allowance may be partially or fully reversed depending on the improvement in the estimated cash flows. Only after the allowance has been fully reversed may the discount rate be increased. PCI loans are put on nonaccrual status when cash flows cannot be reasonably estimated. PCI loans on nonaccrual status are accounted for using the cost recovery method or cash basis method of income recognition. PCI loans are charged off when evidence suggests cash flows are not recoverable. Foreclosed assets from PCI loans are recorded in foreclosed assets at fair value with the fair value at time of foreclosure representing cash flow from the loan. ASC 310-30 allows PCI loans with similar risk characteristics and acquisition time frame to be “pooled” and have their cash flows aggregated as if they were one loan. The Company elected to use the “pooled” method of ASC 310-30 for PCI – other loans in the acquisition of certain assets and liabilities of Granite Community Bank (“Granite”) and Citizens Bank of Northern California (“Citizens”).

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

Foreclosed Assets

Foreclosed assets include assets acquired through, or in lieu of, loan foreclosure. Foreclosed assets are held for sale and are initially recorded at fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other noninterest expense. Gain or loss on sale of foreclosed assets is included in noninterest income. Foreclosed assets that are not subject to a FDIC loss-share agreement are referred to as noncovered foreclosed assets.

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

Premises and Equipment

Land is carried at cost. Land improvements, buildings and equipment, including those acquired under capital lease, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expenses are computed using the straight-line method over the estimated useful lives of the related assets or lease terms. Asset lives range from 3-10 years for furniture and equipment and 15-40 years for land improvements and buildings.

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

The Company has an identifiable intangible asset consisting of core deposit intangibles (CDI). CDI are amortized over their respective estimated useful lives, and reviewed for impairment.

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

As of December 31 of each year, goodwill is tested for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level. The Company may choose to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then goodwill is deemed not to be impaired. However, if the Company concludes otherwise, or if the Company elected not to first assess qualitative factors, then the Company performs the first step of a two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Currently, and historically, the Company is comprised of only one reporting unit that operates within the business segment it has identified as “community banking”.

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

FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 amends Topic 220, Comprehensive Income, to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual periods beginning after December 15, 2011, and did not have a significant impact on the Company’s consolidated financial statements.

FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 amends Topic 350, Intangibles – Goodwill and Other, to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and did not have a significant impact on the Company’s consolidated financial statements.

FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Update is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 updates and supersedes certain pending paragraphs relating to the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. This Update is effective concurrent with ASU 2011-05, and did not have a significant impact on the Company’s consolidated financial statements.

FASB issued ASU No. 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. ASU 2012-06 requires that when a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). This Update is effective for annual and interim impairment tests beginning after December 15, 2012, and is not expected to have a significant impact on the Company’s consolidated financial statements.

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

	Citizens Loans – September 23, 2011
(In thousands)	PNCI	PCI – other	PCI – cash basis	Total
Undiscounted contractual cash flows	$230,106	$69,346	$35,205	$334,657
Undiscounted cash flows not expected to be collected (nonaccretable difference)	—	(26,846)	(24,517)	(51,363)

Undiscounted cash flows expected to be collected	230,106	42,500	10,688	283,294
Accretable yield at acquisition	(105,664)	(10,146)	—	(115,810)

Estimated fair value of loans acquired at acquisition	124,442	32,354	10,688	167,484
Purchase discount	20,364	23,207	14,174	57,745

Principal balance loans acquired	$144,806	$55,561	$24,862	$225,229

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

During the three months ended March 31, 2012, the Company completed the conversion of Citizens’ information and data processing systems to the Bank’s systems, and consolidated the Citizens Auburn branch into the Bank’s existing Auburn branch. The operations of Citizens, included in the Company’s operating results from January 1, 2012 to March 31, 2012, added approximately $4,464,000 and $8,000 to interest income and interest expense, respectively, $1,467,000 to provision for loan losses, $145,000 to noninterest income, and $2,151,000 to noninterest expense. Included in the $4,464,000 of Citizens related interest income recorded from January 1, 2012 to March 31,

2012, is $1,972,000 of interest income from fair value discount accretion. Included in the $145,000 of Citizens related noninterest income recorded from January 1, 2012 to March 31, 2012, is a $230,000 loss on disposal of fixed assets related to the system conversion noted above. Included in the $2,151,000 of Citizens related noninterest expense recorded from January 1, 2012 to March 31, 2012, is $415,000 of outside data processing expenses related to the system conversion noted above. Such operating results are not necessarily indicative of future operating results. Citizens’ results of operations prior to the acquisition are not included in the Company’s operating results.

The operations of Citizens, included in the Company’s operating results from April 1, 2012 to June 30, 2012, added approximately $5,152,000 and $5,000 to interest income and interest expense, respectively, $281,000 to provision for loan losses, $643,000 to noninterest income, and $1,534,000 to noninterest expense. Included in the $5,152,000 of Citizens related interest income recorded from April 1, 2012 to June 30, 2012, is $2,278,000 of interest income from fair value discount accretion. Such operating results are not necessarily indicative of future operating results. Citizens’ results of operations prior to the acquisition are not included in the Company’s operating results.

The operations of Citizens, included in the Company’s operating results from July 1, 2012 to September 30, 2012, added approximately $4,130,000 and $79,000 to interest income and interest expense, respectively, $529,000 to provision for loan losses, $574,000 to noninterest income, and $1,170,000 to noninterest expense. Included in the $4,130,000 of Citizens related interest income recorded from July 1, 2012 to September 30, 2012, is $1,658,000 of interest income from fair value discount accretion. Such operating results are not necessarily indicative of future operating results. Citizens’ results of operations prior to the acquisition are not included in the Company’s operating results.

Note 3 – Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Securities Available-for-Sale
Obligations of U.S. government corporations and agencies	$161,785	$9,794	—	$171,579
Obligations of states and political subdivisions	9,562	389	—	9,951
Corporate debt securities	1,859	43	—	1,902

Total securities available-for-sale	$173,206	$10,226	—	$183,432

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Securities Available-for-Sale
Obligations of U.S. government corporations and agencies	$207,284	$10,100	—	$217,384
Obligations of states and political subdivisions	9,561	467	—	10,028
Corporate debt securities	1,848	—	$(37)	1,811

Total securities available-for-sale	$218,693	$10,567	$(37)	$229,223

No investment securities were sold during the nine months ended September 30, 2012 or the year ended December 31, 2011. Investment securities with an aggregate carrying value of $59,347,000 and $110,763,000 at September 30, 2012 and December 31, 2011, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

The amortized cost and estimated fair value of debt securities at September 30, 2012 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2012, obligations of U.S. government corporations and agencies with a cost basis totaling $161,785,000 consist almost entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At September 30, 2012, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 3.3 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Investment Securities
Due in one year	$2,340	$2,425
Due after one year through five years	8,745	9,207
Due after five years through ten years	53,086	55,291
Due after ten years	109,035	116,509

Totals	$173,206	$183,432

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
(In thousands)
September 30, 2012:
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

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At September 30, 2012, no debt securities had an unrealized loss.

Note 4 – Loans

A summary of loan balances follows (in thousands):

	September 30, 2012
	Originated	PNCI	PCI – Cash basis	PCI – Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$120,683	$7,304	—	$6,054	$134,041
Commercial	765,367	75,490	1,345	31,189	873,391

Total mortgage loan on real estate	886,050	82,794	1,345	37,243	1,007,432
Consumer:
Home equity lines of credit	311,749	17,184	8,082	5,883	342,898
Home equity loans	13,734	332	48	156	14,270
Auto Indirect	5,067	—	—	—	5,067
Other	23,933	2,653	—	23	26,609

Total consumer loans	354,483	20,169	8,130	6,062	388,844
Commercial	132,162	1,021	1,905	10,381	145,469
Construction:
Residential	10,574	—	—	7,758	18,332
Commercial	12,044	—	—	3,526	15,570

Total construction	22,618	—	—	11,284	33,902

Total loans, net of deferred loan fees	$1,395,313	$103,984	$11,380	$64,970	$1,575,647

Total principal balance of loans owed, net of charge-offs	$1,397,637	$119,264	$23,552	$80,201	$1,620,654
Unamortized net deferred loan fees	(2,324)	—	—	—	(2,324)
Discounts to principal balance of loans owed, net of charge-offs	—	(15,280)	(12,172)	(15,231)	(42,683)

Total loans, net of unamortized deferred loan fees	$1,395,313	$103,984	$11,380	$64,970	$1,575,647

Noncovered loans	$1,395,313	$103,984	$11,380	$22,350	$1,533,027
Covered loans	—	—	—	42,620	42,620

Total loans, net of unamortized deferred loan fees	$1,395,313	$103,984	$11,380	$64,970	$1,575,647

Allowance for loan loss	$(38,207)	$(1,059)	$(1,349)	$(3,531)	$(44,146)

Note 4 – Loans (continued)

A summary of loan balances follows (in thousands):

	December 31, 2011
	Originated	PNCI	PCI – Cash basis	PCI – Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$118,320	$14,750	—	$6,516	$139,586
Commercial	699,682	93,428	—	33,226	826,336

Total mortgage loan on real estate	818,002	108,178	—	39,742	965,922
Consumer:
Home equity lines of credit	321,834	20,902	$8,615	5,954	357,305
Home equity loans	14,320	367	—	157	14,844
Auto Indirect	10,821	—	—	—	10,821
Other	20,270	3,041	—	49	23,360

Total consumer loans	367,245	24,310	8,615	6,160	406,330
Commercial	123,486	1,805	811	13,029	139,131
Construction:
Residential	13,908	—	—	8,214	22,122
Commercial	12,744	—	—	4,783	17,527

Total construction	26,652	—	—	12,997	39,649

Total loans, net of deferred loan fees	$1,335,385	$134,293	$9,426	$71,928	$1,551,032

Total principal balance of loans owed, net of charge-offs	$1,337,693	$152,549	$22,137	$94,660	$1,607,039
Unamortized net deferred loan fees	(2,308)	—	—	—	(2,308)
Discounts to principal balance of loans owed, net of charge-offs	—	(18,256)	(12,711)	(22,732)	(53,699)

Total loans, net of unamortized deferred loan fees	$1,335,385	$134,293	$9,426	$71,928	$1,551,032

Noncovered loans	$1,335,385	$134,293	$9,426	$22,857	$1,501,961
Covered loans	—	—	—	49,071	49,071

Total loans, net of unamortized deferred loan fees	$1,335,385	$134,293	$9,426	$71,928	$1,551,032

Allowance for loan loss	$(41,458)	$(245)	$(1,034)	$(3,177)	$(45,914)

The following is a summary of the change in accretable yield for PCI – other loans during the periods indicated (in thousands):

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2012	2011	2012	2011
Change in accretable yield:
Balance at beginning of period	$23,732	$13,457	$25,145	$17,717
Acquisitions	—	10,146	—	10,146
Accretion to interest income	(2,037)	(1,408)	(5,921)	(3,436)
Reclassification (to) from Nonaccretable difference	2,385	1,433	4,856	(799)

Balance at end of period	$24,080	$23,628	$24,080	$23,628

Throughout these consolidated financial statements, and in particular in this Note 4 and Note 5, when we refer to “Loans” or “Allowance for loan losses” we mean all categories of loans, including Originated, PNCI, PCI – cash basis, and PCI – other. When we are not referring to all categories of loans, we will indicate which we are referring to – Originated, PNCI, PCI – cash basis, or PCI – other.

Note 5 – Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses – Three months ended September 30, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Beginning balance	$3,458	$9,566	$21,602	$1,159	$433	$621	$5,694	$1,679	$1,637	$45,849
Charge-offs	(370)	(340)	(1,636)	(12)	(12)	(280)	(625)	—	(93)	(3,368)
Recoveries	—	181	160	6	72	211	91	412	—	1,133
Provision	492	630	1,176	100	(161)	132	(389)	(802)	(646)	532

Ending balance	$3,580	$10,037	$21,302	$1,253	$332	$684	$4,771	$1,289	$898	$44,146

	Allowance for Loan Losses – Nine months ended September 30, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Beginning balance	$2,404	$13,217	$18,258	$1,101	$215	$932	$6,545	$1,817	$1,425	$45,914
Charge-offs	(918)	(2,008)	(6,739)	(170)	(83)	(928)	(1,202)	(362)	(68)	(12,478)
Recoveries	27	999	307	15	171	653	227	412	—	2,811
Provision	2,067	(2,171)	9,476	307	29	27	(799)	(578)	(459)	7,899

Ending balance	$3,580	$10,037	$21,302	$1,253	$332	$684	$4,771	$1,289	$898	$44,146

Ending balance:
Individ. evaluated for impairment	$794	$1,234	$2,140	$174	$9	$45	$773	$40	$550	$5,759

Loans pooled for evaluation	$2,415	$8,239	$17,899	$999	$324	$640	$2,445	$465	$81	$33,507

Loans acquired with deteriorated credit quality	$371	$564	$1,263	$79	—	—	$1,553	$783	$267	$4,880

	Loans, net of unearned fees – As of September 30, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Ending balance:
Total loans	$134,041	$873,391	$342,898	$14,270	$5,067	$26,609	$145,469	$18,332	$15,570	$1,575,647

Individ. evaluated for impairment	$9,285	$68,887	$9,946	$683	$260	$136	$8,696	$4,126	$6,955	$108,974

Loans pooled for evaluation	$118,702	$771,971	$318,987	$13,383	$4,807	$26,450	$124,487	$6,448	$5,089	$1,390,324

Loans acquired with deteriorated credit quality	$6,054	$32,533	$13,965	$204	—	$23	$12,286	$7,758	$3,526	$76,349

	Loans, net of unearned fees – As of December 31, 2011
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Ending balance:
Total loans	$139,586	$826,336	$357,305	$14,844	$10,821	$23,360	$139,131	$22,122	$17,527	$1,551,032

Individ. evaluated for impairment	$10,167	$71,893	$9,388	$661	$571	$109	$9,526	$5,627	$6,899	$114,841

Loans pooled for evaluation	$122,903	$721,217	$333,348	$14,026	$10,250	$23,202	$115,765	$8,281	$5,845	$1,354,837

Loans acquired with deteriorated credit quality	$6,516	$33,226	$14,569	$157	—	$49	$13,840	$8,214	$4,783	$81,354

Note 5 – Allowance for Loan Losses (continued)

The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses – Three months ended September 30, 2011
	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Beginning balance	$2,521	$13,419	$16,480	$1,171	$384	$822	$6,812	$1,697	$656	$43,962
Charge-offs	(170)	(1,176)	(1,860)	(287)	(105)	(325)	(449)	—	(56)	(4,428)
Recoveries	9	24	210	29	76	266	80	3	—	697
Provision	487	934	2,11	174	(48)	122	574	748	(43)	5,069

Ending balance	$2,847	$13,2012	$16,951	$1,087	$307	$885	$7,017	$2,448	$557	$45,300

	Allowance for Loan Losses – Nine months ended September 30, 2011
	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Beginning balance	$3,007	$12,700	$15,054	$795	$1,229	$701	$5,991	$1,824	$1,270	$42,571
Charge-offs	(1,616)	(3,165)	(7,389)	(551)	(340)	(858)	(2,207)	(430)	(151)	(16,707)
Recoveries	121	90	457	31	259	640	142	25	40	1,805
Provision	1,335	3,576	8,829	812	(841)	402	3,091	1,029	(602)	17,631

Ending balance	$2,847	$13,201	$16,951	$1,087	$307	$885	$7,017	$2,448	$557	$45,300

Ending balance:
Individ. evaluated for impairment	$920	$1,329	$1,577	$92	$76	$21	$260	$326	$481	$5,082

Loans pooled for evaluation	$1,907	$11,709	$14,773	$995	$231	$864	$4,935	$1,739	$76	$37,229

Loans acquired with deteriorated credit quality	$20	$163	$601	—	—	—	$1,822	$383	—	$2,989

	Loans, net of unearned fees – As of September 30, 2011
	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Ending balance:
Total loans	$140,815	$826,516	$357,877	$15,282	$13,551	$22,755	$151,882	$28,802	$18,147	$1,575,627

Individ. evaluated for impairment	$9,835	$68,348	$7,686	$556	$804	$104	$8,032	$6,126	$7,287	$108,778

Loans pooled for evaluation	$124,461	$720,418	$335,179	$14,570	$12,747	$22,597	$128,051	$11,698	$7,629	$1,377,350

Loans acquired with deteriorated credit quality	$6,519	$37,750	$15,012	$156	—	$54	$15,799	$10,978	$3,231	$89,499

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

The following tables present ending loan balances by loan category and risk grade as of the dates indicated:

	Credit Quality Indicators – As of September 30, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Originated loans:
Pass	$106,371	$670,004	$292,230	$12,413	$4,047	$22,932	$120,976	$6,021	$4,738	$1,239,732
Special mention	2,598	26,900	6,797	692	566	855	2,883	285	538	42,114
Substandard	11,714	68,463	12,722	629	454	146	8,303	4,268	6,768	113,467
Loss	—	—	—	—	—	—	—	—	—	—

Total Originated loans	$120,683	$765,367	$311,749	$13,734	$5,067	$23,933	$132,162	$10,574	$12,044	$1,395,313

PNCI loans:
Pass	$6,648	$67,199	$16,015	$332	—	$2,474	1,016	—	—	$93,684
Special mention	—	4,926	258	—	—	99	5	—	—	5,288
Substandard	656	3,365	911	—	—	80	—	—	—	5,012
Loss	—	—	—	—	—	—	—	—	—	—

Total PNCI loans	$7,304	$75,490	$17,184	$332	—	$2,653	$1,021	—	—	$103,984

PCI loans	$6,054	$32,534	$13,965	$204	—	$23	$12,286	$7,758	$3,526	$76,350

Total loans	$134,041	$873,391	$342,898	$14,270	$5,067	$26,609	$145,469	$18,332	$15,570	$1,575,647

Note 5 – Allowance for Loan Losses (Continued)

	Credit Quality Indicators – As of December 31, 2011
	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Originated loans:
Pass	$103,611	$574,167	$305,290	$13,478	$9,686	$19,871	$107,877	$6,872	$5,387	$1,146,239
Special mention	1,020	46,518	1,295	—	33	10	6,709	903	430	56,918
Substandard	13,689	78,997	15,249	842	1,102	389	8,900	6,133	6,927	132,228

Total Originated loans	$118,320	$699,682	$321,834	$14,320	$10,821	$20,270	$123,486	$13,908	$12,744	$1,335,385

PNCI loans:
Pass	$14,576	$83,735	$20,053	$367	—	$3,034	$1,707	—	—	$123,472
Special mention	—	9,693	548	—	—	4	—	—	—	10,245
Substandard	174	—	301	—	—	3	98	—	—	576

Total PNCI loans	$14,750	$93,428	$20,902	$367	—	$3,041	$1,805	—	—	$134,293

PCI loans	$6,516	$33,226	$14,569	$157	—	$49	$13,840	$8,214	$4,783	$81,354

Total loans	$139,586	$826,336	$357,305	$14,844	$10,821	$23,360	$139,131	$22,122	$17,527	$1,551,032

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

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of September 30, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Originated loan balance:
Past due:
30-59 Days	$152	$2,350	$1,943	$131	$123	$40	$497	$69	—	$5,305
60-89 Days	499	7,551	1,016	55	15	30	150	—	—	9,316
> 90 Days	1,828	10,510	3,251	333	86	11	5,361	138	$255	21,773

Total past due	2,479	20,411	6,210	519	224	81	6,008	207	255	36,394
Current	118,204	744,956	305,539	13,215	4,843	23,852	126,154	10,367	11,789	1,358,919

Total Originated loans	$120,683	$765,367	$311,749	$13,734	$5,067	$23,933	$132,162	$10,574	$12,044	$1,395,313

> 90 Days and still accruing	$189	—	—	—	—	—	—	—	—	$189

Nonaccrual loans	$6,899	$39,417	$8,075	$620	$225	$62	$6,820	$3,798	$549	$66,465

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of September 30, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
PNCI loan balance:
Past due:
30-59 Days	—	$339	—	—	—	$8	—	—	—	$347
60-89 Days	—	—	$67	—	—	3	$64	—	—	134
> 90 Days	$261	213	377	—	—	—	—	—	—	851

Total past due	261	552	444	—	—	11	64	—	—	1,332
Current	7,043	74,938	16,740	332	—	2,642	957	—	—	102,652

Total PNCI loans	$7,304	$75,490	$17,184	$332	—	$2,653	$1,021	—	—	$103,984

> 90 Days and still accruing	$63	$310	—	—	—	—	—	—	—	$373

Nonaccrual loans	$271	$2,497	$392	—	—	$44	—	—	—	$3,204

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of December 31, 2011
	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Originated loan balance:
Past due:
30-59 Days	$1,715	$7,509	$2,586	$52	$181	$46	$683	$921	—	$13,693
60-89 Days	750	1,171	2,629	281	56	153	1,334	92	—	6,466
> 90 Days	3,279	9,892	3,129	114	130	5	4,929	2,088	—	23,566

Total past due	5,744	18,572	8,344	447	367	204	6,946	3,101	—	43,725
Current	112,576	681,110	313,490	13,873	10,454	20,066	116,540	10,807	$12,744	1,291,660

Total Originated loans	$118,320	$699,682	$321,834	$14,320	$10,821	$20,270	$123,486	$13,908	$12,744	$1,335,385

> 90 Days and still accruing	—	$500	—	—	—	—	—	—	—	$500

Nonaccrual loans	$8,525	$43,765	$8,307	$509	$509	$109	$7,257	$5,627	$667	$75,275

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of December 31, 2011
	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
PNCI loan balance:
Past due:
30-59 Days	—	$118	$63	—	—	—	—	—	—	$181
60-89 Days	$76	—	39	—	—	—	—	—	—	115
> 90 Days	—	420	14	—	—	—	—	—	—	434

Total past due	76	538	116	—	—	—	—	—	—	730
Current	14,674	92,890	20,786	$367	—	$3,041	$1,805	—	—	133,563

Total PNCI loans	$14,750	$93,428	$20,902	$367	—	$3,041	$1,805	—	—	$134,293

> 90 Days and still accruing	—	$420	—	—	—	—	—	—	—	$420

Nonaccrual loans	—	—	$110	—	—	—	—	—	—	$110

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

	Impaired Originated Loans – As of September 30, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
With no related allowance recorded:
Recorded investment	$5,971	$58,397	$4,262	$390	$207	$32	$6,907	$3,879	$524	$80,569

Unpaid principal	$8,638	$67,181	$7,183	$866	$375	$52	$7,753	$9,010	$864	$101,922

Average recorded Investment	$6,857	$60,994	$4,331	$314	$289	$47	$8,143	$3,434	$554	$84,963

Interest income Recognized	$41	$1,178	$36	$4	$3	—	$43	$19	$8	$1,332

With an allowance recorded:
Recorded investment	$2,895	$7,428	$4,981	$293	$53	$31	$1,789	$247	$6,431	$24,148

Unpaid principal	$3,401	$8,482	$6,712	$555	$74	$33	$1,826	$295	$6,544	$27,922

Related allowance	$610	$1,068	$2,009	$174	$9	$8	$773	$40	$550	$5,241

Average recorded Investment	$2,934	$6,755	$4,527	$261	$90	$39	$1,359	$1,529	$6,463	$23,957

Interest income Recognized	$77	$145	$61	$6	$1	—	$72	$3	$287	$652

	Impaired PNCI Loans – As of September 30, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
With no related allowance recorded:
Recorded investment	$63	$2,739	$287	—	—	—	—	—	—	$3,089

Unpaid principal	$63	$4,769	$319	—	—	—	—	—	—	$5,151

Average recorded Investment	$11	$2,095	$302	$15	—	$41	$15	—	—	$2,479

Interest income Recognized	$3	$130	$8	—	—	—	—	—	—	$141

With an allowance recorded:
Recorded investment	$356	$323	$416	—	—	$73	—	—	—	$1,168

Unpaid principal	$359	$334	$418	—	—	$77	—	—	—	$1,188

Related allowance	$184	$165	$132	—	—	$37	—	—	—	$518

Average recorded Investment	$192	$54	$122	—	—	$33	—	—	—	$401

Interest income Recognized	$10	$10	$17	—	—	$1	—	—	—	$38

The following tables show the recorded investment (financial statement balance), unpaid principal balance, average recorded investment, and interest income recognized for impaired Originated and PNCI loans, segregated by those with no related allowance recorded and those with an allowance recorded for the periods indicated.

	Impaired Originated Loans – As of December 31, 2011
	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
With no related allowance recorded:
Recorded investment	$6,921	$61,205	$5,101	$224	$424	$39	$8,473	$1,809	$571	$84,767

Unpaid principal	$8,663	$72,408	$8,519	$528	$777	$56	$9,229	$2,857	$916	$103,953

Average recorded Investment	$6,557	$53,346	$5,228	$458	$569	$44	$6,687	$3,942	$3,590	$80,421

Interest income Recognized	$58	$2,235	$99	$7	$15	$2	$381	—	$4	$2,801

With an allowance recorded:
Recorded investment	$3,246	$10,688	$4,177	$350	$147	$70	$964	$3,818	$6,328	$29,788

Unpaid principal	$3,760	$11,094	$4,977	$666	$193	$75	$1,040	$8,698	$6,330	$36,834

Related allowance	$460	$1,613	$2,365	$73	$29	$24	$200	$258	$971	$5,993

Average recorded Investment	$4,611	$10,019	$4,770	$215	$407	$52	$1,023	$2,334	$3,578	$27,009

Interest income Recognized	$77	$588	$122	$3	$2	$2	$36	$(16)	$387	$1,201

	Impaired PNCI Loans – As of December 31, 2011
	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction		Total
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
With no related allowance recorded:
Recorded investment	—	—	$110	$87	—	—	$89	—	—	$286

Unpaid principal	—	—	$126	$89	—	—	$98	—	—	$313

Average recorded Investment	—	—	$55	$44	—	—	$45	—	—	$144

Interest income Recognized	—	—	$5	$2	—	—	$3	—	—	$10

With an allowance recorded:
Recorded investment	—	—	—	—	—	—	—	—	—	—

Unpaid principal	—	—	—	—	—	—	—	—	—	—

Related allowance	—	—	—	—	—	—	—	—	—	—

Average recorded Investment	—	—	—	—	—	—	—	—	—	—

Interest income Recognized	—	—	—	—	—	—	—	—	—	—

At September 30, 2012, $63,769,000 of Originated loans were TDR and classified as impaired. The Company had obligations to lend $185,000 of additional funds on these TDR as of September 30, 2012. At September 30, 2012, $949,000 of PNCI loans were TDR and classified as impaired. The Company had no obligations to lend additional funds on these TDR as of September 30, 2012. At September 30, 2012, $88,000 of PCI loans were TDR and classified as impaired. The Company had no obligations to lend additional funds on these TDR as of September 30, 2012.

At December 31, 2011, $66,160,000 of Originated loans were TDR and classified as impaired. The Company had obligations to lend $258,000 of additional funds on these TDR as of December 31, 2011. At December 31, 2011, $176,000 of PNCI loans were TDR and classified as impaired. The Company had no obligations to lend additional funds on these TDR as of December 31, 2011. There were no PCI loans that were TDR and classified as impaired at December 31, 2011.

The following tables show the recorded investment (financial statement balance), unpaid principal balance, average recorded investment, and interest income recognized for impaired Originated loans, segregated by those with no related allowance recorded and those with an allowance recorded for the periods indicated.

	Impaired Originated Loans – As of September 30, 2011
	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction		Total
(Dollars in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
With no related allowance recorded:
Recorded investment	$6,159	$49,227	$3,753	$386	$477	$31	$6,698	$4,408	$6,640	$77,779

Unpaid principal	$8,036	$57,010	$5,885	$947	$891	$35	$7,344	$9,142	$6,918	$96,208

Average recorded Investment	$6,176	$47,357	$4,554	$539	$596	$40	$5,799	$5,242	$6,625	$76,928

Interest income Recognized	$23	$1,132	$13	$4	$11	$1	$170	—	$289	$1,643

With an allowance recorded:
Recorded investment	$3,676	$19,121	$3,934	$170	$326	$73	$1,334	$1,718	$646	$30,998

Unpaid principal	$4,116	$22,301	$5,147	$181	$408	$79	$1,968	$2,724	$679	$37,603

Related allowance	$920	$1,329	$1,577	$92	$76	$21	$260	$326	$481	$5,082

Average recorded Investment	$4,826	$13,456	$4,648	$125	$497	$54	$1,208	$1,284	$737	$26,835

Interest income Recognized	$55	$663	$56	$3	$5	$1	$41	—	$6	$830

At September 30, 2011, $61,582,000 of originated loans were TDR and classified as impaired. The Company did not have any obligations to lend additional funds on these loans as of September 30, 2011.

At September 30, 2011, no PNCI loans were TDR or classified as impaired.

The following tables show certain information regarding Troubled Debt Restructurings (TDRs) that occurred during the period indicated:

	TDR Information for the Three Months Ended September 30, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(Dollars in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Number	1	4	2	—	—	—	2	1	—	10
Pre-modification out-standing principal balance	$101	$609	$146	—	—	—	$249	$86	—	$1,191
Post-modification out-standing principal balance	$101	$609	$150	—	—	—	$249	$97	—	$1,206
Financial Impact due to troubled debt restructure taken as additional provision	—	$154	—	—	—	—	$158	—	—	$312

Number that defaulted during the period	—	1	2	—	—	—	—	—	2	5
Recorded investment of TDRs that defaulted during the period	—	$625	$169	—	—	—	—	—	$217	$1,011
Financial Impact due to the default of previous troubled debt restructure taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

The following tables show certain information regarding Troubled Debt Restructurings (TDRs) that occurred during the period indicated:

	TDR Information for the Three Months Ended June 30, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(Dollars in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Number	1	3	6	—	—	—	—	—	—	10
Pre-modification out-standing principal balance	$71	$1,050	$817	—	—	—	—	—	—	$1,938
Post-modification out-standing principal balance	$72	$1,050	$857	—	—	—	—	—	—	$1,979
Financial Impact due to troubled debt restructure taken as additional provision	$(11)	$57	$44	—	—	—	—	—	—	$90

Number that defaulted during the period	—	3	1	1	—	—	2	1	—	8
Recorded investment of TDRs that defaulted during the period	—	$1,046	$274	$46	—	—	$1,124	$97	—	$2,587
Financial Impact due to the default of previous troubled debt restructure taken as charge-offs or additional provisions	—	—	$(13)	$(1)	—	—	$50	—	—	$36

	TDR Information for the Three Months Ended March 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(Dollars in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Number	2	7	2	—	—	1	1	2	—	15
Pre-modification out-standing principal balance	$650	$1,561	$436	—	—	$38	$249	$230	—	$3,164
Post-modification out-standing principal balance	$669	$1,523	$464	—	—	$38	$249	$232	—	$3,175
Financial Impact due to troubled debt restructure taken as additional provision	—	—	$16	—	—	—	—	—	—	$16

Number that defaulted during the period	1	4	—	—	—	—	—	—	1	6
Recorded investment of TDRs that defaulted during the period	$112	$2,632	—	—	—	—	—	—	$39	$2,783
Financial Impact due to the default of previous troubled debt restructure taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

Modifications classified as Troubled Debt Restructurings can include one or a combination of the following:

•	Rate modifications

•	Term extensions

•	Interest only modifications, either temporary or long-term

•	Payment modifications

•	Collateral substitutions/additions

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

Note 6 – Foreclosed Assets

A summary of the activity in the balance of foreclosed assets follows (in thousands):

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Noncovered	Covered	Total	Noncovered	Covered	Total
Beginning balance, net	$13,268	$3,064	$16,332	$5,000	$4,913	$9,913
Additions/transfers from loans	5,657	633	6,290	14,051	—	14,051
Dispositions/sales	(10,073)	(844)	(10,917)	(3,855)	(846)	(4,701)
Valuation adjustments	(1,059)	(461)	(1,520)	(799)	(594)	(1,393)

Ending balance, net	$7,793	$2,392	$10,185	$14,397	$3,473	$17,870

Ending valuation allowance	$(1,385)	$(846)	$(2,231)	$(1,169)	$(740)	$(1,909)

Ending number of foreclosed assets	42	8	50	70	11	81

Proceeds from sale of foreclosed assets	$10,271	$1,010	$11,281	$4,189	$979	$5,168

Gain (loss) on sale of foreclosed assets	$198	$166	$364	$334	$133	$467

Note 7 – Premises and Equipment

Premises and equipment were comprised of:

	September 30, 2012	December 31, 2011
	(In thousands)
Land & land improvements	$5,448	$4,400
Buildings	22,426	20,251
Furniture and equipment	25,260	24,291

	53,134	48,942
Less: Accumulated depreciation	(31,730)	(30,241)

	21,404	18,701
Construction in progress	2,679	1,192

Total premises and equipment	$24,083	$19,893

Depreciation expense for premises and equipment amounted to $820,000 and $643,000 for the three months ended September 30, 2012 and 2011, respectively. Depreciation expense for premises and equipment amounted to $2,450,000 and $1,892,000 for the nine months ended September 30, 2012 and 2011, respectively.

Note 8 – Cash Value of Life Insurance

A summary of the activity in the balance of cash value of life insurance follows (in thousands):

	Nine months ended September 30,
	2012	2011
Beginning balance	$50,403	$50,541
Increase in cash value of life insurance	1,350	1,350
Gain on life insurance death benefit	600	—
Death benefit	(1,611)	—

Ending balance	$50,742	$51,891

End of period death benefit	$95,132	$95,780
Number of policies owned	136	140
Insurance companies used	6	6
Current and former employees and directors covered	37	39

As of September 30, 2012, the Bank was the owner and beneficiary of 136 life insurance policies, issued by six life insurance companies, covering 37 current and former employees and directors. These life insurance policies are recorded on the Company’s financial statements at their reported cash (surrender) values. As a result of current tax law and the nature of these policies, the Bank records any increase in cash value of these policies as nontaxable noninterest income. If the Bank decided to surrender any of the policies prior to the death of the insured, such surrender may result in a tax expense related to the life-to-date cumulative increase in cash value of the policy. If the Bank retains such policies until the death of the insured, the Bank would receive nontaxable proceeds from the insurance company equal to the death benefit of the policies. The Bank has entered into Joint Beneficiary Agreements (JBAs) with certain of the insureds that for certain of the policies provide some level of sharing of the death benefit, less the cash surrender value, among the Bank and the beneficiaries of the insured upon the receipt of death benefits. See Note 15 of these consolidated financial statements for additional information on of JBAs.

Note 9 – Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill intangible as of the dates indicated.

(In thousands)	September 30, 2012	Additions	Reductions	December 31, 2011
Goodwill	$15,519	—	—	$15,519

The following table summarizes the Company’s core deposit intangibles as of the dates indicated.

(In thousands)	September 30, 2012	Additions	Reductions	December 31, 2011
Core deposit intangibles	$1,460	—	—	$1,460
Accumulated amortization	(316)	—	$(157)	(159)

Core deposit intangibles, net	$1,144	—	$(157)	$1,301

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

Note 10 – Mortgage Servicing Rights

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Mortgage servicing rights:
Balance at beginning of period	$4,757	$4,818	$4,603	$4,605
Additions	409	220	1,395	655
Change in fair value	(681)	(800)	(1,513)	(1,022)

Balance at end of period	$4,485	$4,238	$4,485	$4,238

Servicing, late and ancillary fees received	$389	$375	$1,140	$1,106
Balance of loans serviced at:
Beginning of period	$628,674	$584,113	$598,185	$573,300
End of period	$642,110	$582,011	$642,110	$582,011
Weighted-average prepayment speed (CPR)			20.9%	21.0%
Discount rate			10.0%	9.0%

The changes in fair value of MSRs that occurred during the three and nine months ended September 30, 2012 and 2011 were mainly due to principal reductions and changes in estimated life of the MSRs.

Note 11 – Indemnification Asset

A summary of the activity in the balance of indemnification asset follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Beginning balance	$4,046	$4,545	$4,405	$5,640
Effect of actual covered losses and change in estimated future covered losses	(87)	(292)	241	1,594
Reimbursable expenses (revenue), net	2	220	12	322
Payments received	(1,476)	—	(2,173)	(3,083)

Ending balance	$2,485	$4,473	$2,485	$4,473

Note 12 – Other Assets

Other assets were comprised of (in thousands):

	September 30, 2012	December 31, 2011
Deferred tax asset, net	$26,974	$27,810
Prepaid expense including FDIC assessment and taxes	4,906	8,459
Software	1,773	1,530
Life insurance proceeds receivable	—	2,811
Advanced compensation	1,471	1,363
TriCo Capital Trust I & II	1,238	1,238
Miscellaneous other assets	827	173

Total other assets	$37,189	$43,384

Note 13 – Deposits

A summary of the balances of deposits follows (in thousands):

	September 30, 2012	December 31, 2011
Noninterest-bearing demand	$592,529	$541,276
Interest-bearing demand	483,557	431,565
Savings	767,244	797,182
Time certificates, $100,000 and over	190,751	220,374
Other time certificates	167,558	200,139

Total deposits	$2,201,639	$2,190,536

Certificate of deposit balances of $5,000,000 and $5,000,000 from the State of California were included in time certificates, $100,000 and over, at September 30, 2012 and December 31, 2011, respectively. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $1,353,000 and $1,343,000 were classified as consumer loans at September 30, 2012 and December 31, 2011, respectively.

Note 14 – Reserve for Unfunded Commitments

The following tables summarize the activity in reserve for unfunded commitments for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$2,590	$2,640	$2,740	$2,640
Provision for losses – unfunded commitments	(35)	—	(185)	—

Balance at end of period	$2,555	$2,640	$2,555	$2,640

Note 15 – Other Liabilities

Other liabilities were comprised of (in thousands):

	September 30, 2012	December 31, 2011
Deferred compensation	$7,796	$8,209
Pension liability	16,000	15,003
Joint beneficiary agreements	2,305	2,323
Accrued legal settlement	2,090	—
Miscellaneous other liabilities	4,258	4,892

Total other liabilities	$32,449	$30,427

Note 16 – Other Borrowings

A summary of the balances of other borrowings follows:

(In thousands)	September 30, 2012	December 31, 2011
Borrowing under security repurchase agreement, rate was fixed at 4.72% until maturity on August 30, 2012	—	$50,000
FHLB fixed rate borrowings:
Matured January 25, 2012, effective rate 0.24%	—	3,000
Matured April 6, 2012, effective rate 0.26%	—	5,013
Matured April 25, 2012, effective rate 0.26%	—	3,001
Matured July 25, 2012, effective rate 0.34%	—	3,000
Other collateralized borrowings, fixed rate, as of September 30, 2012 of 0.05% payable on October 1, 2012	$9,264	8,527

Total other borrowings	$9,264	$72,541

During August 2007, the Company entered into a security repurchase agreement with principal balance of $50,000,000 and terms as described above. The Company did not enter into any other repurchase agreements during the nine months ended September 30, 2012 or the year ended December 31, 2011. The average balance of repurchase agreements during the nine months ended September 30, 2012 was $44,444,000, with an average rate of 4.72%.

The Company had $9,264,000 and $8,527,000 of other collateralized borrowings at September 30, 2012 and December 31, 2011, respectively. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of September 30, 2012, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $9,264,000 under these other collateralized borrowings.

As part of the Citizens acquisition on September 23, 2011, the Company assumed borrowings with principal balances totaling $22,000,000 and fair values totaling $22,028,000. These borrowings from the Federal Home Loan Bank of San Francisco (FHLB) were collateralized under the Bank’s line of credit at the FHLB as described below. As of September 30, 2012, no borrowings remain from the $22,000,000 assumed in the Citizens acquisition.

The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at September 30, 2012, this line provided for maximum borrowings of $486,494,000 of which none was outstanding, leaving $486,494,000 available. As of September 30, 2012, the Company has designated loans totaling $984,156,000 as potential collateral under this collateralized line of credit with the FHLB.

The Company maintains a collateralized line of credit with the Federal Reserve Bank of San Francisco. As of September 30, 2012, this line provided for maximum borrowings of $88,103,000 of which none was outstanding, leaving $88,103,000 available. As of September 30, 2012, the Company has designated investment securities with fair value of $91,000 and loans totaling $107,539,000 as potential collateral under this collateralized line of credit with the FRB.

The Company has available unused correspondent banking lines of credit from commercial banks totaling $5,000,000 for federal funds transactions at September 30, 2012.

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

The debentures issued by TriCo Capital Trust I and TriCo Capital Trust II, less the common securities of TriCo Capital Trust I and TriCo Capital Trust II, continue to qualify as Tier 1 or Tier 2 capital under interim guidance issued by the Board of Governors of the Federal Reserve System (Federal Reserve Board). As of September 30, 2012, the interest rates on the junior subordinated debentures issued by TriCo Capital Trust I and II were 3.505% and 3.000%, respectively.

Note 18 – Commitments and Contingencies

Restricted Cash Balances – Reserves (in the form of deposits with the Federal Reserve Bank) of $27,780,000 and $20,143,000 were maintained to satisfy Federal regulatory requirements at September 30, 2012 and December 31, 2011, respectively. These reserves are included in cash and due from banks in the accompanying balance sheets.

Lease Commitments – The Company leases 55 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

At December 31, 2011, future minimum commitments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating Leases
(In thousands)
2012	$2,773
2013	2,260
2014	1,658
2015	1,032
2016	446
Thereafter	712

Future minimum lease payments	$8,881

Rent expense under operating leases was $1,054,000 and $896,000 during the three months ended September 30, 2012 and 2011, respectively. Rent expense under operating leases was $3,205,000 and $2,778,000 during the nine months ended September 30, 2012 and 2011, respectively

Financial Instruments with Off-Balance-Sheet Risk – The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and deposit account overdraft privilege. Those instruments involve, to varying degrees, elements of risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(In thousands)	September 30, 2012	December 31, 2011
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$125,662	$119,634
Consumer loans	373,131	380,489
Real estate mortgage loans	22,069	22,277
Real estate construction loans	6,879	6,646
Standby letters of credit	2,663	5,324
Deposit account overdraft privilege	67,947	61,623

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

Legal Proceedings – The Bank owns 10,214 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 0.4206 per Class A share. As of September 30, 2012, the value of the Class A shares was $134.28 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Company was $577,000 as of September 30, 2012, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

On September 27, 2012, the Company announced that the Bank entered into a tentative settlement with a former employee who filed a class action lawsuit against the Bank in the Superior Court of California, Kern County on behalf of herself and a putative class of current and former Bank employees serving as assistant branch managers seeking undisclosed damages, alleging that the Bank improperly classified its assistant branch managers as exempt employees under California laws. The lawsuit alleges claims for: failure to pay overtime compensation; failure to provide meal periods; failure to provide rest periods; failure to provide accurate wage statements; failure to provide suitable seating; declaratory relief; accounting; and unfair business practices in violation of California Business and Professions Code section 17200.

On September 26, 2012, after efforts to mediate the claim, the Bank and the former employee agreed to settle the case in an amount ranging from $2,039,500 to $2,500,000, depending primarily on the number of class participants who file claims, and pending approval by the court, including determination of the method to allocate settlement payments among current and former employees who are members of the defined settlement class, and the portion of the total settlement allocable to attorney’s fees and costs to plaintiff’s counsel. On September 26, 2012, the Bank recorded a $2,090,000 expense and accrued liability in anticipation of approval of this settlement by the court and estimated related payroll taxes.

The Company is a defendant in other legal actions arising from normal business activities. Management believes, after consultation with legal counsel, that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company’s consolidated financial position or results from operations.

Other Commitments and Contingencies – The Company has entered into employment agreements or change of control agreements with certain officers of the Company providing severance payments and accelerated vesting of benefits under supplemental retirement agreements to the officers in the event of a change in control of the Company and termination for other than cause or after a substantial and material change in the officer’s title, compensation or responsibilities.

Mortgage loans sold to investors may be sold with servicing rights retained, with only the standard legal representations and warranties regarding recourse to the Bank. Management believes that any liabilities that may result from such recourse provisions are not significant.

Note 19 – Shareholders’ Equity

Dividends Paid

The Bank paid to the Company cash dividends in the aggregate amounts of $6,872,000 during the nine months ended September 30, 2012. The Bank is regulated by the FDIC and the State of California Department of Financial Institutions. Absent approval from the Commissioner of Financial Institutions of California, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period.

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

Stock Repurchase Plan

On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company’s common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this stock repurchase plan represented approximately 3.2% of the Company’s 15,814,662 outstanding common shares as of August 21, 2007. This stock repurchase plan has no expiration date. As of September 30, 2012, the Company had repurchased 166,600 shares under this plan.

Stock Repurchased Under Equity Compensation Plans

During the nine months ended September 30, 2012 employees tendered or had withheld after exercise 3,065 shares of the Company’s common stock in lieu of cash to exercise options to purchase shares of the Company’s stock or to pay income taxes related to such exercises. Such tendered shares are considered repurchased shares but are not counted against the repurchase plan noted above.

Note 20 – Stock Options and Other Equity-Based Incentive Instruments

In March 2009, the Company’s Board of Directors adopted the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2009 Plan was approved by the Company’s shareholders in May 2009. The 2009 Plan allows for the granting of the following types of “stock awards” (Awards): incentive stock options, nonstatutory stock options, performance awards, restricted stock, restricted stock unit awards and stock appreciation rights. Subject to certain adjustments, the maximum aggregate number of shares of TriCo’s common stock which may be issued pursuant to or subject to Awards is 650,000. The number of shares available for issuance under the 2009 Plan shall be reduced by: (i) one share for each share of common stock issued pursuant to a stock option or a Stock Appreciation Right and (ii) two shares for each share of common stock issued pursuant to a Performance Award, a Restricted Stock Award or a Restricted Stock Unit Award. When Awards made under the 2009 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2009 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares against the number of shares again becomes available for issuance under the 2009 Plan, the number of shares of common stock available for issuance under the 2009 Plan shall increase by two shares. Shares awarded and delivered under the 2009 Plan may be authorized but unissued, or reacquired shares. As of September 30, 2012, 578,000 options for the purchase of common shares were outstanding, and 72,000 remain available for grant, under the 2009 Plan.

In May 2001, the Company adopted the TriCo Bancshares 2001 Stock Option Plan (2001 Plan) covering officers, employees, directors of, and consultants to, the Company. Under the 2001 Plan, the option exercise price cannot be less than the fair market value of the Common Stock at the date of grant except in the case of substitute options. Options for the 2001 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 2001 Plan are determined individually for each grant. As of September 30, 2012, 834,935 options for the purchase of common shares remain outstanding under the 2001 Plan. No new options may be granted under the 2001 Plan. Stock option activity is summarized in the following table for the time period indicated:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price	Weighted Average Fair Value on Date of Grant
Outstanding at December 31, 2011	1,250,935	$11.72 to $25.91	$17.18
Options granted	179,000	$14.76 to $15.34	$15.28	$6.63
Options exercised	(17,000)	$12.13 to $11.72	$12.01
Options forfeited	—	— to —	—
Outstanding at September 30, 2012	1,412,935	$11.72 to $25.91	$17.00

The following assumptions were used to value option grants during 2012: average expected term 8.8 years, volatility 51.5%, annual rate of dividends 2.36%, and discount rate 1.49%.

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of September 30, 2012:

(In thousands except exercise price)	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	918,875	494,060	1,412,935
Weighted average exercise price	$17.86	$15.41	$17.00
Intrinsic value (thousands)	$1,067	$655	$1,722
Weighted average remaining contractual term (yrs.)	3.3	8.9	5.2

The 494,060 options that are currently not exercisable as of September 30, 2012 are expected to vest, on a weighted-average basis, over the next 2.4 years, and the Company is expected to recognize $3,048,000 of pre-tax compensation costs related to these options as they vest. The Company did not modify any option grants in 2011 or the first nine months of 2012.

Note 21 - Noninterest Income and Expenses

The components of other noninterest income were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Service charges on deposit accounts	$3,617	$3,769	$10,788	$10,899
ATM and interchange fees	1,877	1,780	5,722	5,201
Other service fees	567	460	1,740	1,303
Mortgage banking service fees	403	375	1,154	1,106
Change in value of mortgage servicing rights	(681)	(800)	(1,514)	(1,022)

Total service charges and fees	5,783	5,584	17,890	17,487

Gain on sale of loans	1,430	598	4,317	1,818
Commissions on sale of non-deposit investment products	803	542	2,464	1,550
Increase in cash value of life insurance	450	450	1,350	1,350
Change in indemnification asset	(94)	(289)	215	1,547
Gain on sale of foreclosed assets	419	82	364	467
Sale of customer checks	90	72	256	198
Lease brokerage income	80	43	228	171
Gain (loss) on disposal of fixed assets	(16)	—	(404)	(15)
Commission rebates	(17)	(16)	(51)	(49)
Gain on life insurance death benefit	—	—	600	—
Bargain purchase gain on acquisition	—	7,575	—	7,575
Other	199	82	740	225

Total other noninterest income	3,344	9,139	10,079	14,837

Total noninterest income	$9,127	$14,723	$27,969	$32,324

The components of noninterest expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Base salaries, net of deferred loan origination costs	$8,337	$7,480	$24,769	$21,682
Incentive compensation	1,254	1,848	3,976	3,547
Benefits and other compensation costs	2,771	2,602	8,869	8,209

Total salaries and benefits expense	12,362	11,930	37,614	33,438

Occupancy	1,851	1,521	5,424	4,383
Equipment	1,138	949	3,381	2,750
Data processing and software	1,017	940	3,589	2,748
ATM network charges	529	425	1,628	1,414
Telecommunications	553	382	1,675	1,308
Postage	230	163	704	598
Courier service	270	222	715	651
Advertising	710	607	2,071	1,778
Assessments	590	517	1,786	1,902
Operational losses	171	166	430	393
Professional fees	832	462	1,946	1,322
Foreclosed assets expense	284	215	1,076	497
Provision for foreclosed asset losses	433	306	1,520	1,393
Change in reserve for unfunded commitments	(35)	—	(185)	—
Intangible amortization	52	20	157	125
Legal settlement	2,090	—	2,090	—
Other	2,513	2,048	7,251	5,939

Total other noninterest expense	13,228	8,943	35,258	27,201

Total noninterest expense	$25,590	$20,873	$72,872	$60,639

Note 22 – Income Taxes

The provisions for income taxes applicable to income before taxes differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled for the periods indicated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	6.9%	6.8%	6.6%	6.3%
Tax-exempt interest on municipal obligations	(0.4%)	(0.4%)	(0.5%)	(0.7%)
Increase in cash value of insurance policies	(1.8%)	(1.5%)	(2.0%)	(2.4%)
Other	2.2%	0.1%	0.9%	0.1%

Effective Tax Rate	41.9%	40.0%	40.0%	38.3%

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Net income	$5,020	$6,470	$14,272	$12,401
Average number of common shares outstanding	15,993	15,979	15,989	15,920
Effect of dilutive stock options	59	27	61	75

Average number of common shares outstanding used to calculate diluted earnings per share	16,052	16,006	16,050	15,995

Options excluded from diluted earnings per share because the effect of these options was antidilutive	992	788	967	792

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

	Three months ended September 30,		Nine months ended September, 30
(in thousands)	2012	2011	2012	2011
Unrealized holding gains (losses) on available-for-sale securities	$168	$1,422	$(304)	$3,724
Tax effect	(70)	(598)	128	(1,566)

Unrealized holding gains (losses) on available-for-sale securities, net of tax	$98	$824	$(176)	$2,158

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Net unrealized gains on available-for-sale securities	$10,226	$10,530
Tax effect	(4,299)	(4,427)

Unrealized holding gains on available-for-sale securities, net of tax	5,927	6,103

Pension liability	(3,802)	(3,802)
Tax effect	1,598	1,598

Pension liability, net of tax	(2,204)	(2,204)

Joint beneficiary agreement liability	(152)	(152)
Tax effect	64	64

Joint beneficiary agreement liability, net of tax	(88)	(88)

Accumulated other comprehensive income (loss)	$3,635	$3,811

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

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Net pension cost included the following components:
Service cost-benefits earned during the period	$170	$164	$510	$493
Interest cost on projected benefit obligation	172	210	515	630
Amortization of net obligation at transition	—	—	1	1
Amortization of prior service cost	38	38	115	115
Recognized net actuarial loss	72	97	216	289

Net periodic pension cost	$452	$509	$1,357	$1,528

Company contributions to pension plans	$106	$177	$366	$580
Pension plan payouts to participants	$106	$177	$366	$580

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

Balance December 31, 2010	$2,571
Advances/new loans	378
Removed/payments	(1,185)

Balance December 31, 2011	$1,764
Advances/new loans	1,082
Removed/payments	(834)

Balance September 30, 2012	$2,012

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

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observable nature of the assumptions used to determine fair value. These levels are:

Level 1	–	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	–	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	–	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Securities available-for-sale – Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at September 30, 2012	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$171,579	—	$171,579	—
Obligations of states and political subdivisions	9,951	—	9,951	—
Corporate debt securities	1,902	—	1,902	—
Mortgage servicing rights	4,485	—	—	$4,485

Total assets measured at fair value	$187,917	—	$183,432	$4,485

Fair value at December 31, 2011	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$217,384	—	$217,384	—
Obligations of states and political subdivisions	10,028	—	10,028	—
Corporate debt securities	1,811	—	1,811	—
Mortgage servicing rights	4,603	—	—	$4,603

Total assets measured at fair value	$233,826	—	$229,223	$4,603

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2012 and 2011. The amount included in the “Transfer into Level 3” column, if any, represents the beginning balance of an item in the period (interim quarter) for which it was designated as a Level 3 fair value measure (in thousands):

Three months ended September 30,	Beginning Balance	Transfers into Level 3	Change Included in Earnings	Issuances	Ending Balance
2012: Mortgage servicing rights	$4,757	—	$(681)	$409	$4,485
2011: Mortgage servicing rights	$4,818	—	$(800)	$220	$4,238

Nine months ended September 30,	Beginning Balance	Transfers into Level 3	Change Included in Earnings	Issuances	Ending Balance
2012: Mortgage servicing rights	$4,603	—	$(1,513)	$1,395	$4,485
2011: Mortgage servicing rights	$4,605	—	$(1,022)	$655	$4,238

The Company’s method for determining the fair value of mortgage servicing rights is described in Note 1. The key unobservable inputs used in determining the fair value of mortgage servicing rights are mortgage prepayment speeds and the discount rate used to discount cash projected cash flows.

Generally, any significant increases in the mortgage prepayment speed and discount rate utilized in the fair value measurement of the mortgage servicing rights will result in a negative fair value adjustments (and decrease in the fair value measurement). Conversely, a decrease in the mortgage prepayment speed and discount rate will result in a positive fair value adjustment (and increase in the fair value measurement). Note 10 contains additional information regarding mortgage servicing rights.

The tables below present information about assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated (in thousands):

September 30, 2012	Total	Level 1	Level 2	Level 3
Fair value:
Impaired loans	$21,403	—	—	$21,403
Noncovered foreclosed assets	7,793	—	—	7,793
Covered foreclosed assets	2,392	—	—	2,392

Total assets measured at fair value	$31,588	—	—	$31,588

September 30, 2011	Total	Level 1	Level 2	Level 3
Fair value:
Impaired originated loans	$34,788	—	—	$34,788
Noncovered foreclosed assets	2,119	—	—	2,119
Covered foreclosed assets	1,967	—	—	1,967

Total assets measured at fair value	$38,874	—	—	$38,874

The following table presents the losses resulting from nonrecurring fair value adjustments that occurred in the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Impaired originated loan	$1,686	$1,932	$6,142	$8,314
Non-covered foreclosed assets	433	306	1,059	799
Covered foreclosed assets	—	—	461	594

Total loss from nonrecurring fair value adjustments	$2,119	$2,238	$7,662	$9,707

The impaired originated loan amount above represents impaired, collateral dependent loans that have been adjusted to fair value. When we identify a collateral dependent loan as impaired, we measure the impairment using the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan, the fair value of collateral is generally estimated by obtaining external appraisals. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the allowance for loan and lease losses. The loss represents charge-offs or impairments on collateral dependent loans for fair value adjustments based on the fair value of collateral. The carrying value of loans fully charged-off is zero.

The non-covered and covered other real estate owned amount above represents impaired real estate that has been adjusted to fair value. Non-covered other real estate owned represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned. The loss represents impairments on non-covered other real estate owned for fair value adjustments based on the fair value of the real estate.

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

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$64,024	$64,020	$73,652	$73,652
Cash at Federal Reserve and other banks	558,470	558,470	563,623	563,623
Level 2 inputs:
Restricted equity securities	9,647	9,647	10,610	10,610
Loans held for sale	14,937	14,937	10,219	10,219
Level 3 inputs:
Loans, net	1,531,501	1,622,132	1,505,118	1,579,084
Indemnification asset	2,485	2,485	4,405	4,405
Financial liabilities:
Level 2 inputs:
Deposits	2,201,639	2,204,077	2,190,536	2,193,170
Other borrowings	9,264	9,264	72,541	74,027
Junior subordinated debt	41,238	28,660	41,238	25,980

	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$527,741	$5,277	$529,046	$5,290
Standby letters of credit	2,663	27	5,324	53
Overdraft privilege commitments	67,947	679	61,623	616

Note 28 – TriCo Bancshares Parent Only Financial Statements (unaudited)

Balance Sheets (In thousands, except per share data)	September 30, 2012	December 31, 2011
Assets
Cash and Cash equivalents	$2,578	$706
Investment in Tri Counties Bank	264,900	256,010
Other assets	1,238	1,238

Total assets	$268,716	$257,954

Liabilities and shareholders’ equity
Other liabilities	281	$275
Junior subordinated debt	41,238	41,238

Total liabilities	41,519	41,513
Shareholders’ equity:
Common stock, no par value: authorized 50,000,000 shares; issued and outstanding 15,992,893 and 15,978,958 shares, respectively	85,088	84,079
Retained earnings	138,474	128,551
Accumulated other comprehensive loss, net	3,635	3,811

Total shareholders’ equity	227,197	216,441

Total liabilities and shareholders’ equity	$268,716	$257,954

Statements of Income	Three months ended Sept. 30,		Nine months ended Sept. 30,
(In thousands)	2012	2011	2012	2011
Interest expense	$333	$312	$1,003	934
Administration expense	131	138	445	461

Loss before equity in net income of Tri Counties Bank	(464)	(450)	(1,448)	(1,395)
Equity in net income of Tri Counties Bank:
Distributed	1,550	1,650	6,872	5,685
(Over) under distributed	3,739	5,081	8,244	7,163
Income tax benefit	195	189	604	588

Net income	$5,020	$6,470	$14,272	$12,041

Statements of Comprehensive Income	Three months ended Sept. 30,		Nine months ended Sept. 30,
(In thousands)	2012	2011	2012	2011
Net income	$5,020	$6,470	$14,272	$12,041
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities arising during the period	98	824	(176)	2,158

Other comprehensive loss	98	824	(176)	2,158

Comprehensive income	$5,118	$7,294	$14,096	$14,199

Statements of Cash Flows	Nine months ended Sept. 30,
(In thousands)	2012	2011
Operating activities:
Net income	$14,272	$12,041
Adjustments to reconcile net income to net cash provided by operating activities:
Over (under) distributed equity in earnings of Tri Counties Bank	(8,244)	(7,163)
Stock option vesting expense	800	553
Stock option excess tax benefits	(21)	(296)
Net change in other assets and liabilities	(747)	(556)

Net cash provided by operating activities	6,060	4,579
Investing activities: None
Financing activities:
Issuance of common stock through option exercise	156	436
Stock option excess tax benefits	21	296
Repurchase of common stock	(48)	(753)
Cash dividends paid – common	(4,317)	(4,304)

Net cash used for financing activities	(4,188)	(4,325)

Increase in cash and cash equivalents	1,872	254

Cash and cash equivalents at beginning of year	706	633

Cash and cash equivalents at end of year	$2,578	$887

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of September 30, 2012, that the Company meets all capital adequacy requirements to which it is subject.

As of September 30, 2012, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that date that Management believes have changed the institution’s category. The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of September 30, 2012:
Total Capital (to Risk Weighted Assets):
Consolidated	$270,264	14.36%	$150,581	8.0%	N/A	N/A
Tri Counties Bank	$267,952	14.25%	$150,481	8.0%	$188,101	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$246,450	13.09%	$75,291	4.0%	N/A	N/A
Tri Counties Bank	$244,153	12.98%	$75,240	4.0%	$112,861	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$246,450	9.85%	$100,087	4.0%	N/A	N/A
Tri Counties Bank	$244,153	9.76%	$100,035	4.0%	$125,043	5.0%

As of December 31, 2011:
Total Capital (to Risk Weighted Assets):
Consolidated	$258,871	13.94%	$148,529	8.0%	N/A	N/A
Tri Counties Bank	$258,425	13.93%	$148,429	8.0%	$185,536	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$235,349	12.68%	$74,265	4.0%	N/A	N/A
Tri Counties Bank	$234,919	12.66%	$74,214	4.0%	$111,322	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$235,349	9.46%	$99,563	4.0%	N/A	N/A
Tri Counties Bank	$234,919	9.44%	$99,511	4.0%	$124,389	5.0%

Note 30 – Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the quarters of 2012 and 2011, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2012 Quarters Ended
	September 30,	June 30,	March 31,
	(In thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$24	$108	$18
Discount accretion PCI – other	1,192	886	776
Discount accretion PNCI	591	1,391	1,286
Regular interest Purchased loans	3,251	3,439	3,420
All other loan interest income	20,472	19,968	19,429
Total loan interest income	25,530	25,792	24,929
Debt securities, dividends and interest bearing cash at Banks (not FTE)	1,935	2,152	2,235
Total interest income	27,465	27,944	27,164
Interest expense	1,834	2,010	2,128
Net interest income	25,631	25,934	25,036
Provision for loan losses	532	3,371	3,996
Net interest income after provision for loan losses	25,099	22,563	21,040
Noninterest income	9,127	10,577	8,265
Noninterest expense	25,590	24,367	22,915
Income before income taxes	8,636	8,773	6,390
Income tax expense	3,616	3,452	2,459
Net income	$5,020	$5,321	$3,931
Per common share:
Net income (diluted)	$0.31	$0.33	$0.25
Dividends	$0.09	$0.09	$0.09

	2011 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$418	$28	—	—
Discount accretion PCI – other	949	223	$185	$136
Discount accretion PNCI	1,738	—	—	—
Regular interest Purchased loans	3,651	978	872	835
All other loan interest income	20,491	20,758	20,678	20,751
Total loan interest income	27,247	21,987	21,735	21,722
Debt securities, dividends and interest bearing cash at Banks (not FTE)	2,362	2,485	2,732	2,712
Total interest income	29,609	24,472	24,467	24,434
Interest expense	2,329	2,465	2,714	2,730
Net interest income	27,280	22,007	21,753	21,704
Provision for loan losses	5,429	5,069	5,561	7,001
Net interest income after provision for loan losses	21,851	16,938	16,192	14,703
Noninterest income	10,489	14,723	8,251	9,350
Noninterest expense	22,076	20,873	20,095	19,671
Income before income taxes	10,264	10,788	4,348	4,382
Income tax expense	3,715	4,318	1,577	1,582
Net income	$6,549	$6,470	$2,771	$2,800
Per common share:
Net income (diluted)	$0.41	$0.40	$0.17	$0.18
Dividends	$0.09	$0.09	$0.09	$0.09

TRICO BANCSHARES

Financial Summary

(dollars in thousands, except per share amounts; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net Interest Income	$25,631	$22,007	$76,601	$65,464
Provision for loan losses	(532)	(5,069)	(7,899)	(17,631)
Noninterest income	9,127	14,723	27,969	32,324
Noninterest expense	(25,590)	(20,873)	(72,872)	(60,639)
(Provision) benefit for income taxes	(3,616)	(4,318)	(9,527)	(7,477)

Net income	$5,020	$6,470	$14,272	$12,041

Earnings per share:
Basic	$0.31	$0.40	$0.89	$0.76
Diluted	$0.31	$0.40	$0.89	$0.75
Per share:
Dividends paid	$0.09	$0.09	$0.27	$0.27
Book value at period end	$14.21	$13.19

Average common shares outstanding	15,993	15,979	15,989	15,920
Average diluted common shares outstanding	16,052	16,006	16,050	15,995
Shares outstanding at period end	15,993	15,979
At period end:
Loans, net	$1,531,501	$1,530,327
Total assets	2,515,481	2,488,467
Total deposits	2,201,639	2,120,223
Other borrowings	9,264	82,919
Junior subordinated debt	41,238	41,238
Shareholders’ equity	$227,197	$210,824

Financial Ratios:
During the period (annualized):
Return on assets	0.80%	1.17%	0.76%	0.73%
Return on equity	8.85%	12.41%	8.52%	7.79%
Net interest margin[1]	4.37%	4.34%	4.38%	4.31%
Efficiency ratio[1]	73.5%	56.7%	69.6%	61.9%
Average equity to average assets	9.00%	9.45%	8.89%	9.38%
At period end:
Equity to assets	9.03%	8.47%
Total capital to risk-adjusted assets	14.36%	13.47%

[1]	Fully taxable equivalent (FTE)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Following is a summary of the components of fully taxable equivalent (“FTE”) net income for the periods indicated (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net Interest Income (FTE)	$25,696	$22,086	$76,795	$65,706
Provision for loan losses	(532)	(5,069)	(7,899)	(17,631)
Noninterest income	9,127	14,723	27,969	32,324
Noninterest expense	(25,590)	(20,873)	(72,872)	(60,639)
Provision for income taxes (FTE)	(3,681)	(4,397)	(9,721)	(7,719)

Net income	$5,020	$6,470	$14,272	$12,041

Net Interest Income

The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

	Three months ended September 30,		Nine month ended September 30,
	2012	2011	2012	2011
Interest income	$27,465	$24,472	$82,573	$73,373
Interest expense	(1,834)	(2,465)	(5,972)	(7,909)
FTE adjustment	65	79	194	242

Net interest income (FTE)	$25,696	$22,086	$76,795	$65,706

Net interest margin (FTE)	4.37%	4.34%	4.38%	4.32%

Net interest income (FTE) during the three months ended September 30, 2012 increased $3,610,000 (16.3%) from the same period in 2011 to $25,696,000. The increase in net interest income (FTE) was primarily due to a $163,665,000 (11.6%) increase in average balance of loans and a 25 basis point increase in average yield on loans to 6.49%, both of which are primarily due to the Citizens acquisition in September 2011. The operations of Citizens from July 1, 2012 to September 30, 2012 added approximately $4,130,000 and $79,000 to interest income and interest expense, respectively. Included in the $4,130,000 of Citizens related interest income recorded during the three months ended September 30, 2012, is $1,658,000 of interest income from fair value discount accretion. For more information related to the increase in average yield on loans, see the details of loan interest income and purchase discount accretion at Note 30 to the consolidated financial statements at Part I, Item 1 of this report.

Net interest income (FTE) during the nine months ended September 30, 2012 increased $11,089,000 (16.9%) from the same period in 2011 to $76,795,000. The increase in net interest income (FTE) was primarily due to a $145,065,000 (10.4%) increase in average balance of loans and a 35 basis point increase in average yield on loans to 6.58%, both of which are primarily due to the Citizens acquisition in September 2011. The operations of Citizens from January 1, 2012 to September 30, 2012 added approximately $13,746,000 and $92,000 to interest income and interest expense, respectively. Included in the $13,746,000 of Citizens related interest income recorded during the nine months ended September 30, 2012, is $5,908,000 of interest income from fair value discount accretion. For more information related to the increase in average yield on loans, see the details of loan interest income and purchase discount accretion at Note 30 to the consolidated financial statements at Part I, Item 1 of this report.

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

	For the three months ended
	September 30, 2012			September 30, 2011
	Average Balance	Interest Income/ Expense	Rates Earned Paid	Average Balance	Interest Income/ Expense	Rates Earned Paid
Assets:
Loans	$1,573,816	$25,530	6.49%	$1,410,151	$21,987	6.24%
Investment securities – taxable	195,951	1,455	2.97%	256,149	2,138	3.34%
Investment securities – nontaxable	9,561	173	7.24%	11,586	213	7.36%
Cash at Federal Reserve and other banks	571,836	372	0.26%	359,462	213	0.24%

Total interest-earning assets	2,351,164	27,530	4.68%	2,037,348	24,551	4.82%

Other assets	168,095			170,452

Total assets	$2,519,259			$2,207,800

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$479,565	196	0.16%	$408,954	275	0.27%
Savings deposits	757,491	314	0.17%	639,476	331	0.21%
Time deposits	359,507	596	0.66%	389,161	937	0.96%
Other borrowings	41,851	395	3.78%	60,849	610	4.01%
Junior subordinated debt	41,238	333	3.23%	41,238	312	3.03%

Total interest-bearing liabilities	1,679,652	1,834	0.44%	1,539,678	2,465	0.64%

Noninterest-bearing deposits	577,523			427,808
Other liabilities	35,227			31,754
Shareholders’ equity	226,857			208,560

Total liabilities and shareholders’ equity	$2,519,259			$2,207,800

Net interest spread(1)			4.24%			4.18%
Net interest income and interest margin(2)		$25,696	4.37%		$22,086	4.34%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

Summary of Average Balances, Yields/Rates and Interest Differential (continued)

	For the nine months ended
	September 30, 2012			September 30, 2011
	Average Balance	Interest Income/ Expense	Rates Earned Paid	Average Balance	Interest Income/ Expense	Rates Earned Paid
Assets:
Loans	$1,545,277	$76,251	6.58%	$1,400,212	$65,444	6.23%
Investment securities – taxable	209,626	4,829	3.07%	267,847	6,873	3.42%
Investment securities – nontaxable	9,561	517	7.21%	11,828	652	7.35%
Cash at Federal Reserve and other banks	574,654	1,170	0.27%	350,174	646	0.25%

Total interest-earning assets	2,339,118	82,767	4.72%	2,030,061	73,615	4.83%

Other assets	175,209			166,605

Total assets	$2,514,327			$2,196,666

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$464,243	610	0.18%	$406,457	982	0.32%
Savings deposits	760,009	907	0.16%	615,295	1,070	0.23%
Time deposits	381,026	1,850	0.65%	409,144	3,120	1.02%
Other borrowings	57,996	1,602	3.68%	59,743	1,803	4.02%
Junior subordinated debt	41,238	1,003	3.24%	41,238	934	3.02%

Total interest-bearing liabilities	1,704,512	5,972	0.47%	1,531,877	7,909	0.69%

Noninterest-bearing deposits	552,234			425,754
Other liabilities	34,145			33,068
Shareholders’ equity	223,436			205,967

Total liabilities and shareholders’ equity	$2,514,327			$2,196,666

Net interest spread(1)			4.25%			4.14%
Net interest income and interest margin(2)		$76,795	4.38%		$65,706	4.32%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

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

	Three months ended September 30, 2012 compared with three months ended September 30, 2011
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$2,553	$990	$3,543
Investment securities (FTE)	(540)	(183)	(723)
Cash at Federal Reserve and other banks	127	32	159

Total interest-earning assets (FTE)	2,140	839	2,979

Increase (decrease) in interest expense:
Interest-bearing demand deposits	48	(127)	(79)
Savings deposits	62	(79)	(17)
Time deposits	(71)	(270)	(341)
Other borrowings	(190)	(25)	(215)
Junior subordinated debt	—	21	21

Total interest-bearing liabilities	(151)	(480)	(631)

Increase (decrease) in Net Interest Income (FTE)	$2,291	$1,319	$3,610

	Nine months ended September 30, 2012 compared with nine months ended September 30, 2011
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$6,778	$4,029	$10,807
Investment securities (FTE)	(1,618)	(561)	(2,179)
Cash at Federal Reserve and other banks	421	103	524

Total interest-earning assets (FTE)	5,581	3,571	9,152

Increase (decrease) in interest expense:
Interest-bearing demand deposits	139	(511)	(372)
Savings deposits	250	(413)	(163)
Time deposits	(215)	(1,055)	(1,270)
Other borrowings	(53)	(148)	(201)
Junior subordinated debt	—	69	69

Total interest-bearing liabilities	121	(2,058)	(1,937)

Increase (decrease) in Net Interest Income (FTE)	$5,460	$5,629	$11,089

Provision for Loan Losses

The Company provided $532,000 for loan losses in the third quarter of 2012 versus $3,371,000 in the second quarter of 2012 and $5,069,000 in the third quarter of 2011. Included in the provision for loan losses during the quarter ended September 30, 2012, was $529,000 related to Citizens loans. The allowance for loan losses decreased $1,154,000 from $45,849,000 at June 30, 2012 to $44,146,000 at September 30, 2012. The decrease in provision for loan losses during the third quarter of 2012 compared to the second quarter of 2012 was primarily the result of improvement in collateral values and estimated cash flows related to nonperforming and purchased credit impaired loans that resulted in a reduction in the allowance for loan losses for those loans. This reduction in allowance for loan losses due to improved collateral values and estimated cash flows, combined with an overall reduction in nonperforming loans, led to a decrease in the quarterly provision for loan losses to its lowest level since the second quarter of 2007. See Note 5 to the consolidated financial statements at Item 1 of this report, and the discussion of asset quality and nonperforming assets below, for more information about the Company’s provision for loan losses and the allowance for loan losses.

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

Noninterest Income

The following table summarizes the Company’s noninterest income for the periods indicated (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Service charges on deposit accounts	$3,617	$3,769	$10,788	$10,899
ATM and interchange fees	1,877	1,780	5,722	5,201
Other service fees	567	460	1,740	1,303
Mortgage banking service fees	403	375	1,154	1,106
Change in value of mortgage servicing rights	(681)	(800)	(1,514)	(1,022)

Total service charges and fees	5,783	5,584	17,890	17,487

Gain on sale of loans	1,430	598	4,317	1,818
Commissions on sale of non-deposit investment products	803	542	2,464	1,550
Increase in cash value of life insurance	450	450	1,350	1,350
Change in indemnification asset	(94)	(289)	215	1,547
Gain on sale of foreclosed assets	419	82	364	467
Sale of customer checks	90	72	256	198
Lease brokerage income	80	43	228	171
Gain (loss) on disposal of fixed assets	(16)	—	(404)	(15)
Commission rebates	(17)	(16)	(51)	(49)
Gain on life insurance death benefit	—	—	600	—
Bargain purchase gain on acquisition	—	7,575	—	7,575
Other	199	82	740	225

Total other noninterest income	3,344	9,139	10,079	14,837

Total noninterest income	$9,127	$14,723	$27,969	$32,324

Noninterest income decreased $5,596,000 (38.0%) to $9,127,000 for the three months ended September 30, 2012 when compared to the three months ended September 30, 2011. Excluding the $7,575,000 bargain purchase gain related to the Citizens acquisition and recorded in the three month period ended September 30, 2011, noninterest income would have increased $1,979,000 (27.7%) for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Excluding the effect of the bargain purchase gain, the change in noninterest income was primarily due to an $832,000 increase in gain on sale of loans, a $418,000 increase in gain on sale of foreclosed assets, and a $261,000 increase in commissions on sale of nondeposit investment products (NDIP). The increase in gain on sale of loans is due to increased residential real estate loan refinance activity and our focus to service that activity. The increase in commissions on sale of NDIP is due to our application of additional resources in that area. The operations of Citizens accounted for $573,000 of noninterest income during the three months ended September 30, 2012.

Noninterest income decreased $4,355,000 (13.5%) to $27,969,000 for the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011. Excluding the $7,575,000 bargain purchase gain related to the Citizens acquisition and recorded in the three month period ended September 30, 2011, noninterest income would have increased $3,220,000 (13.0%) for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Excluding the effect of the bargain purchase gain, the change in noninterest income was primarily due to a $2,499,000 increase in gain on sale of loans, a $914,000 increase in commissions on sale of nondeposit investment products (NDIP), and a $600,000 gain on life insurance death benefit. The increase in gain on sale of loans is due to increased residential real estate loan refinance activity and our focus to service that activity. The increase in commissions on sale of NDIP is due to our application of additional resources in that area. The operations of Citizens accounted for $1,362,000 of noninterest income during the nine months ended September 30, 2012.

Noninterest Expense

The following table summarizes the Company’s other noninterest expense for the periods indicated (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Base salaries, net of deferred loan origination costs	$8,337	$7,480	$24,769	$21,682
Incentive compensation	1,254	1,848	3,976	3,547
Benefits and other compensation costs	2,771	2,602	8,869	8,209

Total salaries and benefits expense	12,362	11,930	37,614	33,438

Occupancy	1,851	1,521	5,424	4,383
Equipment	1,138	949	3,381	2,750
Data processing and software	1,017	940	3,589	2,748
ATM network charges	529	425	1,628	1,414
Telecommunications	553	382	1,675	1,308
Postage	230	163	704	598
Courier service	270	222	715	651
Advertising	710	607	2,071	1,778
Assessments	590	517	1,786	1,902
Operational losses	171	166	430	393
Professional fees	832	462	1,946	1,322
Foreclosed assets expense	284	215	1,076	497
Provision for foreclosed asset losses	433	306	1,520	1,393
Change in reserve for unfunded commitments	(35)	—	(185)	—
Intangible amortization	52	20	157	125
Legal settlement	2,090	—	2,090	—
Other	2,513	2,048	7,251	5,939

Total other noninterest expense	13,228	8,943	35,258	27,201

Total noninterest expense	$25,590	$20,873	$72,872	$60,639

Average full time equivalent staff	740	669	738	671
Noninterest expense to revenue (FTE)	73.5%	56.7%	69.6%	61.9%

Salary and benefit expenses increased $432,000 (3.6%) to $12,362,000 during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Base salaries increased $857,000 (11.5%) to $8,337,000 during the three months ended September 30, 2012. The increase in base salaries was mainly due to a 10.6% increase in average full time equivalent staff to 740 and annual merit increases when compared to the three months ended September 30, 2011. The increase in full time equivalent staff is mainly due to the Citizens acquisition on September 23, 2011. Incentive and commission related salary expenses decreased $594,000 (32.1%) to $1,254,000 during three months ended September 30, 2012 due primarily to large net income related bonus accruals made in the three month ended September 30, 2011. Benefits expense, including retirement, medical and workers’ compensation insurance, and taxes, increased $169,000 (6.5%) to $2,771,000 during the three months ended September 30, 2012 primarily due to the increase in average full time equivalent staff noted above. The operations of Citizens from July 1, 2012 to September 30, 2012 added $524,000 to salaries and benefits expense.

Other noninterest expenses increased $4,285,000 (47.9%) to $13,228,000 during the three months ended September 30, 2012 when compared to the three months ended September 30, 2011. Included in noninterest income for the three months ended September 30, 2012 is $2,090,000 related to a legal settlement. See Legal Proceedings under Note 18 to the consolidated financial statements at Item 1 of this report for further discussion of this legal settlement. Excluding this legal settlement, other noninterest expenses would have increased $2,195,000 (24.5%). Changes in the various categories of other noninterest expense are reflected in the table above. The changes are indicative of the Citizens acquisition, and the economic environment which has led to increases, or fluctuations, in professional loan collection expenses, provision for foreclosed asset losses, and foreclosed asset expenses. The operations of Citizens from July 1, 2012 to September 30, 2012 added $646,000 to other noninterest expenses.

Salary and benefit expenses increased $4,176,000 (12.5%) to $37,614,000 during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Base salaries increased $3,087,000 (14.2%) to $24,769,000 during the nine months ended September 30, 2012. The increase in base salaries was mainly due to a 10.0% increase in average full time equivalent staff to 738 and annual merit increases when compared to the nine months ended September 30, 2011. The increase in full time equivalent staff is mainly due to the Citizens acquisition on September 23, 2011. Incentive and commission related salary expenses decreased $429,000 (12.1%) to

$3,976,000 during nine months ended September 30, 2012 due primarily increased production and net income based incentives. Benefits expense, including retirement, medical and workers’ compensation insurance, and taxes, increased $660,000 (8.0%) to $8,869,000 during the nine months ended September 30, 2012 primarily due to the increase in average full time equivalent staff noted above. The operations of Citizens from January 1, 2012 to September 30, 2012 added $1,975,000 to salaries and benefits expense.

Other noninterest expenses increased $8,057,000 (29.6%) to $35,258,000 during the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011. Included in noninterest income for the nine months ended September 30, 2012 is $2,090,000 related to a legal settlement. See Legal Proceedings under Note 18 to the consolidated financial statements at Item 1 of this report for further discussion of this legal settlement. Excluding this legal settlement, other noninterest expenses would have increased $5,967,000 (21.9%). Changes in the various categories of other noninterest expense are reflected in the table above. The changes are indicative of the Citizens acquisition, and the economic environment which has led to increases, or fluctuations, in professional loan collection expenses, provision for foreclosed asset losses, and foreclosed asset expenses. The operations of Citizens from January 1, 2012 to September 30, 2012 added $2,880,000 to other noninterest expenses.

Income Taxes

The effective tax rate on income was 41.9% and 40.0% for the three months ended September 30, 2012 and 2011, respectively. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $917,000 and $1,133,000, respectively, in these periods. Tax-exempt income of $107,000 and $131,000, respectively, from investment securities, $450,000 and $450,000, respectively, from increase in cash value of life insurance, and $600,000 and $0, respectively, of tax-free life insurance benefits in these periods helped to reduce the effective tax rate.

The effective tax rate on income was 40.0% and 38.3% for the nine months ended September 30, 2012 and 2011, respectively. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $2,416,000 and $1,898,000, respectively, in these periods. Tax-exempt income of $319,000 and $402,000, respectively, from investment securities, and $1,350,000 and $1,350,000, respectively, from increase in cash value of life insurance, and $600,000 and $0, respectively, of tax-free life insurance benefits in these periods helped to reduce the effective tax rate.

Financial Condition

Investment Securities

Investment securities available for sale decreased $45,791,000 to $183,432,000 as of September 30, 2012, as compared to December 31, 2011. This decrease is attributable to maturities of $58,395,000, a decrease in fair value of investments securities available for sale of $304,000, and amortization of net purchase price premiums of $907,000, that were partially offset by investment purchases of $13,815,000.

The following table presents the available for sale investment securities portfolio by major type as of the dates indicated:

	September 30, 2012		December 31, 2011
(In thousands)	Fair Value	%	Fair Value	%
Securities Available-for-Sale:
Obligations of U.S. government corporations and agencies	$171,579	93.6%	$217,384	94.8%
Obligations of states and political subdivisions	9,951	5.4%	10,028	4.4%
Corporate debt securities	1,902	1.0%	1,811	0.8%

Total securities available-for-sale	$183,432	100.0%	$229,223	100.0%

Additional information about the investment portfolio is provided in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Restricted Equity Securities

Restricted equity securities were $9,647,000 at September 30, 2012 and $10,610,000 at December 31, 2011. The entire balance of restricted equity securities at September 30, 2012 and December 31, 2011 represent the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”).

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

The following table shows the Company’s loan balances, net of deferred loan fees, as of the dates indicated:

	September 30,	December 31,
(In thousands)	2012	2011
Real estate mortgage	$1,007,432	$965,922
Consumer	388,844	406,330
Commercial	145,469	139,131
Real estate construction	33,902	39,649

Total loans	$1,575,647	$1,551,032

At September 30, 2012 loans, including net deferred loan costs, totaled $1,575,647,000 which was a $24,615,000 (15.9%) increase over the balances at December 31, 2011.

The following table shows the Company’s loan balances, net of deferred loan fees, as a percentage of total loans for the periods indicated:

	September 30,	December 31,
	2012	2011
Real estate mortgage	63.9%	62.2%
Consumer	24.7%	26.2%
Commercial	9.2%	9.0%
Real estate construction	2.2%	2.6%

Total loans	100.0%	100.0%

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

Interest income on originated nonaccrual loans that would have been recognized during the three months ended September 30, 2012 and 2011, if all such loans had been current in accordance with their original terms, totaled $1,211,000 and $1,711,000, respectively. Interest income actually recognized on these originated loans during the three months ended September 30, 2012 and 2011 was $52,000 and $315,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the three months ended September 30, 2012, if all such loans had been current in accordance with their original terms, totaled $179,000. Interest income actually recognized on these PNCI loans during the three months ended September 30, 2012 was $103,000. The Company had no nonaccrual PNCI loans during the three months ended September 30, 2011.

Interest income on originated nonaccrual loans that would have been recognized during the nine months ended September 30, 2012 and 2011, if all such loans had been current in accordance with their original terms, totaled $4,370,000 and $5,015,000, respectively. Interest income actually recognized on these originated loans during the nine months ended September 30, 2012 and 2011 was $223,000 and $871,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the nine months ended September 30, 2012, if all such loans had been current in accordance with their original terms, totaled $319,000. Interest income actually recognized on these PNCI loans during the nine months ended September 30, 2012 was $144,000. The Company had no nonaccrual PNCI loans during the nine months ended September 30, 2011.

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

The following table sets forth the amount of the Bank’s nonperforming assets as of the dates indicated. For purposes of the following table, PCI loans that are 90 days past due and still accruing are not considered nonperforming loans:

	September 30,	December 31,
(dollars in thousands)	2012	2011
Performing nonaccrual loans	$58,662	$61,164
Nonperforming nonaccrual loans	22,387	23,647

Total nonaccrual loans	81,049	84,811
Originated loans 90 days past due and still accruing	562	920

Total nonperforming loans	81,611	85,731
Noncovered foreclosed assets	7,793	13,268
Covered foreclosed assets	2,392	3,064

Total nonperforming assets	$91,796	$102,063

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$218	$3,061
Indemnified portion of covered foreclosed assets	$1,914	$2,451
Nonperforming assets to total assets	3.65%	3.99%
Nonperforming loans to total loans	5.18%	5.53%
Allowance for loan losses to nonperforming loans	54%	54%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	5.50%	6.34%

The following table sets forth the amount of the Bank’s nonperforming assets as of the dates indicated. For purposes of the following table, PCI loans that are 90 days past due and still accruing are not considered nonperforming loans:

	September 30, 2012
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI – other	Total
Performing nonaccrual loans	$44,895	$2,727	$11,040	—	$58,662
Nonperforming nonaccrual loans	21,570	477	340	—	22,387

Total nonaccrual loans	66,465	3,204	11,380	—	81,049
Originated and PNCI loans 90 days past due and still accruing	189	373	—	—	562

Total nonperforming loans	66,654	3,577	11,380	—	81,611
Noncovered foreclosed assets	5,194	—	—	2,599	7,793
Covered foreclosed assets	—	—	—	2,392	2,392

Total nonperforming assets	$71,848	$3,577	$11,380	$4,991	$91,796

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$218	—	—	—	$218
Indemnified portion of covered foreclosed assets	—	—	—	$1,914	$1,914

Nonperforming assets to total assets					3.65%
Nonperforming loans to total loans	4.78%	3.44%	100.00%	—	5.18%
Allowance for loan losses to nonperforming loans	57%	30%	12%	n/m	54%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	2.90%	13.70%	57.41%	23.39%	5.50%

	December 31, 2011
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI – other	Total
Performing nonaccrual loans	$52,208	$97	$8,859	—	$61,164
Nonperforming nonaccrual loans	23,067	13	567	—	23,647

Total nonaccrual loans	75,275	110	9,426	—	84,811
Originated and PNCI loans 90 days past due and still accruing	500	420	—	—	920

Total nonperforming loans	75,775	530	9,426	—	85,731
Noncovered foreclosed assets	6,209	—	—	$7,059	13,268
Covered foreclosed assets	—	—	—	3,064	3,064

Total nonperforming assets	$81,984	$530	$9,426	$10,123	$102,063

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$3,061	—	—	—	$3,061
Indemnified portion of covered foreclosed assets	—	—	—	$2,451	$2,451

Nonperforming assets to total assets					3.99%
Nonperforming loans to total loans	5.67%	0.39%	100.00%	—	5.53%
Allowance for loan losses to nonperforming loans	55%	46%	11%	n/m	54%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	3.27%	12.13%	62.09%	27.37%	6.34%

n/m – not meaningful

The following tables and narratives describe the activity in the balance of nonperforming assets during the periods indicated:

Changes in nonperforming assets during the three months ended September 30, 2012

(In thousands):	Balance at September 30, 2012	New NPA	Advances/ Capitalized Costs	Pay-downs/ Sales	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at June 30, 2012
Real estate mortgage:
Residential	$7,421	$1,270	$1	$(989)	$(370)	$(292)	—	$7,801
Commercial	43,259	1,399	193	(1,488)	(340)	(233)	$19	43,709
Consumer
Home equity lines	16,859	2,923	324	(976)	(1,635)	(171)	(18)	16,412
Home equity loans	669	164	—	(32)	(13)	—	18	532
Auto indirect	225	22	—	(66)	(11)	—	—	280
Other consumer	106	26	—	(32)	(37)	—	—	149
Commercial	8,725	298	1,267	(1,269)	(625)	—	$(19)	9,073
Construction:
Residential	3,798	96	—	(559)	(93)	—	—	4,354
Commercial	549	—	—	(18)	—	—	—	567

Total nonperforming loans	81,611	6,198	1,785	(5,429)	(3,124)	(696)	—	82,877
Noncovered foreclosed assets	7,793	—	86	(2,702)	(433)	$696	—	10,146
Covered foreclosed assets	2,392	—	—	(205)	—	—	—	2,597

Total nonperforming assets	$91,796	$6,198	$1,871	$(8,336)	$(3,557)	—	—	$95,620

Nonperforming assets decreased during the third quarter of 2012 by $3,824,000 (4.0%) to $91,796,000 at September 30, 2012 compared to $95,620,000 at June 30, 2012. The decrease in nonperforming assets during the third quarter of 2012 was primarily the result of new nonperforming loans of $6,198,000, advances on existing nonperforming loans and capitalized costs on foreclosed assets of $1,871,000, less pay-downs or upgrades of nonperforming loans to performing status totaling $5,429,000, less dispositions of foreclosed assets totaling $2,907,000, less loan charge-offs of $3,124,000, and less write-downs of foreclosed assets of $433,000.

The primary causes of the $6,198,000 in new nonperforming loans during the third quarter of 2012 were increases of $1,270,000 on 11 residential real estate loans, $1,399,000 on nine commercial real estate loans, $3,087,000 on 37 home equity lines and loans, $22,000 on eight indirect auto loans, $26,000 on 17 consumer loans, $298,000 on 10 C&I loans, and $96,000 on one residential construction loan.

The $1,399,000 in new nonperforming commercial real estate loans was primarily comprised of one loan totaling $318,000 secured by a commercial retail building in northern California and a $559,000 loan secured by a gas station in central California.

Loan charge-offs during the three months ended September 30, 2012

In the third quarter of 2012, the Company recorded $3,124,000 in loan charge-offs and $243,000 in deposit overdraft charge-offs less $947,000 in loan recoveries and $188,000 in deposit overdraft recoveries resulting in $2,233,000 of net charge-offs. Primary causes of the charges taken in the first quarter of 2012 were gross charge-offs of $370,000 on eight residential real estate loans, $340,000 on 10 commercial real estate loans, $1,648,000 on 31 home equity lines and loans, $11,000 on five auto indirect loans, $37,000 on 16 other consumer loans, $625,000 on 11 C&I loans, and $93,000 on two residential construction loans.

During the third quarter of 2012, there were no individual charges greater than $250,000. Generally losses are triggered by non-performance by the borrower and calculated based on any difference between the current loan amount and the current value of the underlying collateral less any estimated costs associated with the disposition of the collateral.

Activity in the balance of nonperforming assets for the periods indicated (continued):

Changes in nonperforming assets during the three months ended June 30, 2012

(In thousands):	Balance at June 30, 2012	New NPA	Advances/ Capitalized Costs	Pay-downs/ Sales	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at March 31, 2012
Real estate mortgage:
Residential	$7,801	$703	$44	$(622)	$(325)	$(295)	—	$8,296
Commercial	43,709	5,322	389	(3,330)	(363)	(2,206)	$1,136	42,761
Consumer
Home equity lines	16,412	4,128	25	(717)	(2,477)	(374)	(78)	15,905
Home equity loans	532	175	—	(112)	(117)	(26)	78	534
Auto indirect	280	37	—	(73)	(32)	—	—	348
Other consumer	149	120	—	(21)	(97)	—	—	147
Commercial	9,073	2,383	—	(165)	(295)	—	(1,136)	8,286
Construction:
Residential	4,354	78	12	(658)	(201)	(524)	—	5,647
Commercial	567	—	—	(16)	(68)	—	—	651

Total nonperforming loans	82,877	12,946	470	(5,714)	(3,975)	(3,425)	—	82,575
Noncovered foreclosed assets	10,146	—	164	(3,992)	(543)	3,017	—	11,500
Covered foreclosed assets	2,597	—	—	(639)	(461)	408	—	3,289

Total nonperforming assets	$95,620	$12,946	$634	$(10,345)	$(4,979)	—	—	$97,364

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

Activity in the balance of nonperforming assets for the periods indicated (continued):

Changes in nonperforming assets during the three months ended March 31, 2012

(In thousands):	Balance at March 31, 2012	New NPA	Advances/ Capitalized Costs	Pay-downs/ Sales	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at December 31, 2011
Real estate mortgage:
Residential	$8,296	$774	$15	$(592)	$(223)	$(203)	—	$8,525
Commercial	42,761	4,050	—	(3,977)	(1,305)	(692)	—	44,685
Consumer
Home equity lines	15,905	2,467	387	(508)	(2,625)	(799)	—	16,983
Home equity loans	534	45	—	(28)	(41)	—	—	558
Auto indirect	348	68	1	(189)	(40)	—	—	508
Other consumer	147	202	—	(30)	(135)	—	—	110
Commercial	8,286	457	406	(364)	(281)	—	—	8,068
Construction:
Residential	5,647	269	—	(181)	(68)	—	—	5,627
Commercial	651	—	—	(16)	—	—	—	667

Total nonperforming loans	82,575	8,332	809	(5,885)	(4,718)	(1,694)	—	85,731
Noncovered foreclosed assets	11,500	—	—	(3,379)	(83)	1,694	—	13,268
Covered foreclosed assets	3,289	—	225	—	—	—	—	3,064

Total nonperforming assets	$97,364	$8,332	$1,034	$(9,264)	$(4,801)	—	—	$102,063

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

During the period ended March 31, 2012, the Company converted to a loss migration analysis to determine the formula allowance. Under this method, the Company reviewed the loss experience of each quarter over the previous three years and determined an annualized loss rate by loan category as well as risk rating at the beginning of each period reviewed. A weighted average was then applied to arrive at the average annualized loss rate for each loan category and risk rating, which was then applied against the net recorded investment for all loans by category and risk rating not classified as impaired. The effect of this change in methodology resulted in a net reduction in formula allowance required of $3,296,000. This loss migration approach was promoted by regulatory agencies and implemented by the Company during the period ended March 31, 2012 as this was the first period in which sufficient historical data could be compiled to support the analysis.

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

The Components of the Allowance for Loan Losses

The following table sets forth the Bank’s allowance for loan losses as of the dates indicated (in thousands):

	September 30,	December 31,
	2012	2011
Allowance for originated and PNCI loan losses:
Specific allowance	$5,759	$5,993
Formula allowance	29,797	32,023
Environmental factors allowance	3,708	3,687

Allowance for originated and PNCI loan losses	39,266	41,703
Allowance for PCI loan losses	4,880	4,211

Allowance for loan losses	$44,146	$45,914

Allowance for loan losses to loans	2.80%	2.96%

Based on the current conditions of the loan portfolio, management believes that the $44,146,000 allowance for loan losses at September 30, 2012 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for loan losses between loan types as of the dates indicated:

	September 30,	December 31,
(In thousands)	2012	2011
Real estate mortgage	$13,617	$15,621
Consumer	23,571	20,506
Commercial	4,771	6,545
Real estate construction	2,187	3,242

Total allowance for loan losses	$44,146	$45,914

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total allowance for loan losses as of the dates indicated:

	September 30,	December 31,
(In thousands)	2012	2011
Real estate mortgage	30.8%	34.0%
Consumer	53.4%	44.7%
Commercial	10.8%	14.2%
Real estate construction	5.0%	7.1%

Total allowance for loan losses	100.0%	100.0%

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
	2012	2011	2012	2011
Allowance for loan losses:
Balance at beginning of period	$45,849	$43,962	$45,914	$42,571
Provision for loan losses	532	5,069	7,899	17,631
Loans charged off:
Real estate mortgage:
Residential	(370)	(170)	(918)	(1,616)
Commercial	(340)	(1,176)	(2,008)	(3,165)
Consumer:
Home equity lines	(1,636)	(1,860)	(6,739)	(7,389)
Home equity loans	(12)	(287)	(170)	(551)
Auto indirect	(12)	(105)	(83)	(340)
Other consumer	(280)	(325)	(928)	(858)
Commercial	(625)	(449)	(1,202)	(2,207)
Construction:
Residential	(93)	—	(362)	(430)
Commercial	—	(56)	(68)	(151)

Total loans charged off	(3,368)	(4,428)	(12,478)	(16,707)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	—	9	27	121
Commercial	181	24	999	90
Consumer:
Home equity lines	160	210	307	457
Home equity loans	6	29	15	31
Auto indirect	72	76	171	259
Other consumer	211	266	653	640
Commercial	91	80	227	142
Construction:
Residential	412	3	412	25
Commercial	—	—	—	40

Total recoveries of previously charged off loans	1,133	697	2,811	1,805

Net charge-offs	(2,235)	(3,731)	(9,667)	(14,902)

Balance at end of period	$44,146	$45,300	$44,146	$45,300

Reserve for unfunded commitments:
Balance at beginning of period	$2,590	$2,640	$2,740	$2,640
Provision for losses – unfunded commitments	(35)	—	(185)	—

Balance at end of period	$2,555	$2,640	$2,555	$2,640

	Three months		Nine months
	ended September 30,		ended September 30,
	2012	2011	2012	2011
Balance at end of period:
Allowance for loan losses	$44,146	$45,300	$44,146	$45,300
Reserve for unfunded commitments	2,555	2,640	2,555	2,640

Allowance for loan losses and Reserve for unfunded commitments	$46,701	$47,940	$46,701	$47,940

As a percentage of total loans at end of period:
Allowance for loan losses	2.80%	2.87%	2.80%	2.87%
Reserve for unfunded commitments	0.16%	0.17%	0.16%	0.17%

Allowance for loan losses and Reserve for unfunded commitments	2.96%	3.04%	2.96%	3.04%

Average total loans	$1,573,816	$1,410,151	$1,545,277	$1,400,212

Ratios (annualized):
Net charge-offs during period to average loans outstanding during period	0.57%	1.06%	0.83%	1.42%
Provision for loan losses to average loans outstanding	0.14%	1.44%	0.68%	1.68%

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the periods indicated (in thousands):

(In thousands):	Balance at September 30, 2012	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at June 30, 2012
Noncovered:
Land & Construction	$3,491	—	—	(336)	(331)	—	—	$4,158
Residential real estate	2,233	—	86	(1,459)	(8)	463	—	3,151
Commercial real estate	2,069	—	—	(907)	(94)	233	—	2,837

Total noncovered	7,793	—	86	(2,702)	(433)	696	—	10,146

Covered:
Land & Construction	1,155	—	—	(102)	—	—	—	1,257
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	1,237	—	—	(103)	—	—	—	1,340

Total covered	2,392	—	—	(205)	—	—	—	2,597

Total foreclosed assets	$10,185	0	$86	$(2,907)	$(433)	$696	—	$12,743

(In thousands):	Balance at June 30, 2012	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at March 31, 2012
Noncovered:
Land & Construction	$4,158	—	—	$(161)	$(171)	$524	—	$3,966
Residential real estate	3,151	—	239	(1,366)	(123)	1,105	—	3,296
Commercial real estate	2,837	—	(75)	(2,465)	(249)	1,388	—	4,238

Total noncovered	10,146	—	164	(3,992)	(543)	3,017	—	11,500

Covered:
Land & Construction	1,257	—	—	(234)	(308)	—	—	1,799
Residential real estate	—	—	—	(121)	(59)	—	—	180
Commercial real estate	1,340	—	—	(284)	(94)	408	—	1,310

Total covered	2,597	—	—	(639)	(461)	408	—	3,289

Total foreclosed assets	$12,743	—	$164	$(4,631)	$(1,004)	$3,425	—	$14,789

The following table details the components and summarize the activity in foreclosed assets, net of allowances for losses for the periods indicated (in thousands):

(In thousands):	Balance at March 31, 2012	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at December 31, 2011
Noncovered:
Land & Construction	$3,966	—	—	$(1,068)	—	—	—	$5,034
Residential real estate	3,296	—	—	(812)	(83)	1,001	—	3,190
Commercial real estate	4,238	—	—	(1,499)	—	693	—	5,044

Total noncovered	11,500	—	—	(3,379)	(83)	1,694	—	13,268

Covered:
Land & Construction	1,799	—	—	—	—	—	—	1,799
Residential real estate	180	—	—	—	—	—	—	180
Commercial real estate	1,310	—	225	—	—	—	—	1,085

Total covered	3,289	—	225	—	—	—	—	3,064

Total foreclosed assets	$14,789	—	$225	$(3,379)	$(83)	$1,694	—	$16,332

Premises and Equipment

Premises and equipment were comprised of:

	September 30,	December 31,
	2012	2011
	(In thousands)
Land & land improvements	$5,448	$4,400
Buildings	22,426	20,251
Furniture and equipment	25,260	24,291

	53,134	48,942
Less: Accumulated depreciation	(31,730)	(30,241)

	21,404	18,701
Construction in progress	2,679	1,192

Total premises and equipment	$24,083	$19,893

During the nine months ended September 30, 2012, premises and equipment increased $4,190,000 due to purchases of $7,077,000, that were partially offset by depreciation of $2,450,000 and disposals of premises and equipment with net book value of $437,000. Included in the $7,077,000 of purchases during the nine months ended September 30, 2012 is $1,487,000 related to the construction in progress of the Company’s new campus and operations center in Chico, CA. As of September 30, 2012 the campus and operations center had a cost basis, included in construction in progress, as follows: land & land improvements $426,000, building $2,067,000, and furniture and equipment $186,000. Upon its estimated completion in the second quarter of 2013, the campus and operations center is expected to have an approximate cost basis as follows: land & land improvements $426,000, building $7,815,000, and furniture and equipment $2,061,000.

Intangible Assets

Intangible assets were comprised of the following as of the dates indicated:

	September 30,	December 31,
	2012	2011
(In thousands)
Core-deposit intangible	$1,144	$1,301
Goodwill	15,519	15,519

Total intangible assets	$16,663	$16,820

The core-deposit intangible assets resulted from the Bank’s acquisitions of Citizens in 2011 and Granite in 2010. The goodwill intangible asset resulted from the North State National Bank acquisition in 2003. Amortization of core deposit intangible assets amounting to $52,000 and $20,000 were recorded during the three months ended September 30, 2012 and 2011, respectively. Amortization of core deposit intangible assets amounting to $157,000 and $125,000 were recorded during the nine months ended September 30, 2012 and 2011, respectively.

Deposits

Deposits at September 30, 2012 increased $11,103,000 (0.5%) over 2011 year-end balances to $2,201,639,000. Included in the September 30, 2012 and December 31, 2011 certificate of deposit balances is $5,000,000 from the State of California. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally favorable to other wholesale funding sources available to the Bank. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report. See Note 13 to the consolidated financial statements at Item 1 of this report for information about the Company’s deposits.

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

The Company adopted and announced a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. The Company did not repurchase any shares during the three months ended March 31, 2011. This plan has no stated expiration date for the repurchases. As of September 30, 2012, the Company had repurchased 166,600 shares under this plan, which left 333,400 shares available for repurchase under the plan. Shares that are repurchased in accordance with the provisions of a Company stock option plan or equity compensation plan are not counted against the number of shares repurchased under the repurchase plan adopted on August 21, 2007.

The Company’s primary capital resource is shareholders’ equity, which was $227,197,000 at September 30, 2012. This amount represents an increase of $10,756,000 from December 31, 2011, the net result of comprehensive income for the period of $14,096,000, the effect of stock option vesting of $800,000, and the exercise of stock options including its tax effect of $225,000 that were partially offset by dividends paid of $4,317,000, and the repurchase of shares tendered to pay taxes related to the exercise options of $48,000. The Company’s ratio of equity to total assets was 9.03% and 8.47% as of September 30, 2012 and December 31, 2011, respectively.

The following summarizes the Company’s ratios of capital to risk-adjusted assets as of the dates indicated:

	As of September 30, 2012	As December 31, 2011	Minimum Regulatory Requirement
Total Capital	14.36%	13.94%	8.00%
Tier I Capital	13.09%	12.68%	4.00%
Leverage ratio	9.85%	9.46%	4.00%

See Note 19 and Note 29 to the consolidated financial statements at Item 1 of this report for information about the Company’s capital resources.

Liquidity

The Bank’s principal source of asset liquidity is cash at Federal Reserve and other banks and marketable investment securities available for sale. At September 30, 2012, cash at Federal Reserve and other banks and investment securities available for sale totaled $741,902,000, representing a decrease of $50,944,000 (6.4%) from December 31, 2011. This decrease in cash at Federal Reserve and other banks and investment securities available for sale is primarily due to the repayment of $64,000,000 of their borrowings during the nine months ended September 30 2012. In addition, the Company generates additional liquidity from its operating activities. The Company’s profitability during the first nine months of 2012 generated cash flows from operations of $32,373,000 compared to $22,667,000 during the first nine months of 2011. Maturities of investment securities produced cash inflows of $58,395,000 during the nine months ended September 30, 2012 compared to $57,479,000 for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, the Company invested $13,815,000 in securities and invested $40,098,000 for net loan principal increases, compared to $25,456,000 invested in securities and $9,112,000 invested for net principal increases, respectively, during the first nine months of 2011. The Company received $80,706,000 in conjunction with the Citizens acquisition on September 23, 2011. These changes in investment and loan balances, and the Citizens acquisition contributed to net cash provided by investing activities of $9,208,000 during the nine months ended September 30, 2012, compared to net cash provided by investing activities of $106,216,000 during the nine months ended September 30, 2011. Financing activities used net cash of $56,362,000 during the nine months ended September 30, 2012, compared to net cash provided by financing activities of $22,687,000 during the nine months ended September 30, 2011. Deposit balance increases accounted for $11,103,000 of funds provided by financing during the nine months ended September 30, 2012, compared to $28,151,000 of financing uses of funds during the nine months ended September 30, 2011. Net decreases in other borrowings accounted for $63,277,000 and $1,139,000 of financing uses of funds during the nine months ended September 30, 2012 and 2011, respectively. Dividends paid used $4,317,000 and $4,304,000 of cash during the nine months ended September 30, 2012 and 2011, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of September 30, 2012 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

During the quarter ended September 30, 2012, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

See Note 18 to the consolidated financial statements at Item 1 of this report for information about the Company’s involvement in legal proceedings.

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I – Item 1A – Risk Factors” in our Form 10-K for the year ended December 31, 2011, as supplemented and updated by the discussion below. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

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

Our ability to obtain reimbursement from FDIC under the loss sharing agreement on covered assets acquired in the Granite acquisition depends on our compliance with the terms of the loss sharing agreement. Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreement as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreement are extensive and our failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. Additionally, Management may decide to forgo loss share coverage on certain assets to allow greater flexibility over the management of certain assets. As of September 30, 2012, $45,012,000, or 1.8%, of the Company’s assets were covered by the aforementioned FDIC loss sharing agreements.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information concerning the common stock repurchased by the Company during the three months ended September 30, 2012 pursuant to the Company’s stock repurchase plan adopted on August 21, 2007, which is discussed in more detail under “Capital Resources” in this report and is incorporated herein by reference:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
Jul. 1-31, 2012	—	—	—	333,400
Aug. 1-31, 2012	—	—	—	333,400
Sep. 1-30, 2012	—	—	—	333,400

Total	—	—	—	333,400

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

TRICO BANCSHARES
(Registrant)

Date: November 9, 2012	/s/ Thomas J. Reddish
Thomas J. Reddish
Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)