Form 10-K
period 2012-12-31
TRICO BANCSHARES /
filed 2013-03-18
CIK 356171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

Commission File Number 0-10661

TriCo Bancshares

(Exact name of Registrant as specified in its charter)

California	94-2792841
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

63 Constitution Drive, Chico, California	95973
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (530) 898-0300

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of June 30, 2012, was approximately $187,758,000 (based on the closing sales price of the Registrant’s common stock on the date). This computation excludes a total of 3,800,792 shares that are beneficially owned by the officers and directors of Registrant who may be deemed to be the affiliates of Registrant under applicable rules of the Securities and Exchange Commission.

The number of shares outstanding of Registrant’s common stock, as of March 1, 2013, was 16,005,191 shares of common stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of TriCo Bancshares’ definitive proxy statement for the 2013 annual meeting of stockholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements about TriCo Bancshares (the “Company,” “TriCo” or “we”) and its subsidiaries for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. When you see any of the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions, these generally indicate that we are making forward-looking statements. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include those listed at Item 1A Risk Factors, in this report.

Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, whether as a result of new information, future developments or otherwise.

PART I

ITEM 1. BUSINESS

Information About TriCo Bancshares’ Business

TriCo Bancshares is a bank holding company incorporated in California in 1981 and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company’s principal subsidiary is Tri Counties Bank, a California-chartered commercial bank (the “Bank”). The Bank offers banking services to retail customers and small to medium-sized businesses through 66 branch offices in Northern and Central California. See “Business of Tri Counties Bank”. As a bank holding company, TriCo is subject to the supervision of the Board of Governors of the Federal Reserve System (the “FRB”) under the BHC Act. The Bank is subject to the supervision of the California Department of Financial Institutions (the “DFI”) and the Federal Deposit Insurance Corporation (the “FDIC”). The Company and the Bank are headquartered in Chico, California.

On July 31, 2003, the Company formed a subsidiary business trust, TriCo Capital Trust I, to issue trust preferred securities. On June 22, 2004, the Company formed a subsidiary business trust, TriCo Capital Trust II, to issue additional trust preferred securities. See Note 17 in the financial statements at Item 8 of this report for a discussion about the Company’s issuance of trust preferred securities. The Bank, TriCo Capital Trust I and TriCo Capital Trust II are TriCo’s only subsidiaries and TriCo does not conduct any material business operations independent of the Bank, TriCo Capital Trust I and TriCo Capital Trust II.

Additional information concerning the Company can be found on our website at www.tcbk.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge through the investors relations page of our website, www.tcbk.com, as soon as reasonably practicable after the Company files these reports with the U.S. Securities and Exchange Commission (“SEC”). The information on our website is not incorporated into this annual report.

Business of Tri Counties Bank

The Bank was incorporated as a California banking corporation on June 26, 1974, and received its certificate of authority to begin banking operations on March 11, 1975. The Bank engages in the general commercial banking business in the California counties of Butte, Contra Costa, Del Norte, Fresno, Glenn, Kern, Lake, Lassen, Madera, Mendocino, Merced, Napa, Nevada, Placer, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare, Yolo and Yuba. The Bank currently operates from 41 traditional branches and 25 in-store branches.

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

The Bank has emphasized retail banking since it opened. Most of the Bank’s customers are retail customers and small to medium-sized businesses. The Bank emphasizes serving the needs of local businesses, farmers and ranchers, retired individuals and wage earners. The majority of the Bank’s loans are direct loans made to individuals and businesses in northern and central California where its branches are located. At December 31, 2012, the total of the Bank’s consumer loans net of deferred fees outstanding was $386,111,000 (24.7%), the total of commercial loans outstanding was $135,528,000 (8.7%), and the total of real estate loans including construction loans of $33,054,000 was $1,043,184,000 (66.6%). The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment, inventory, accounts receivable and notes receivable secured by property as collateral for loans.

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

The Bank offers 24-hour ATMs at all branch locations. The Bank’s 72 ATMs are linked to several national and regional networks such as CIRRUS and STAR. In addition, banking by telephone on a 24-hour toll-free number is available to all customers. This service allows a customer to obtain account balances and most recent transactions, transfer moneys between accounts, make loan payments, and obtain interest rate information.

In February 1998, the Bank became the first bank based in the Northern Sacramento Valley to offer banking services on the Internet. This banking service provides customers one more tool to access their accounts.

Purchase and Assumption of Certain Assets and Liabilities of Citizens Bank of Northern California

On September 23, 2011, the Bank acquired certain of the assets and assumed substantially all of the liabilities of Citizens Bank of Northern California, Nevada City, California (“Citizens”), including substantially all the deposits from the FDIC, as receiver for Citizens. The acquisition was made pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC. Based upon a preliminary closing with the FDIC as of September 23, 2011, the Bank acquired $167.5 million in loans, $9.4 million in investment securities, and $93.5 million in cash and other assets, and assumed an estimated $239.9 million in deposits, $22.0 million in borrowings, and $0.8 million in other liabilities. The Bank paid no cash or other consideration to acquire Citizens. See Note 2 in the financial statements at Item 8 of this report for a discussion about this transaction.

Purchase and Assumption of Certain Assets and Liabilities of Granite Community Bank

On May 28, 2010, the Bank acquired certain of the assets and assumed substantially all of the liabilities of Granite Community Bank, N.A., Granite Bay, California (“Granite”), including substantially all the deposits from the FDIC, as receiver for Granite. The acquisition was made pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC. The Bank acquired $64.8 million in loans, $3.6 million in investment securities, and $31.9 million in cash and other assets, and assumed an estimated $95.0 million in deposits, $5.0 million in borrowings, and $0.05 million in other liabilities. The Bank paid no cash or other consideration to acquire Granite. In connection with the Acquisition, the Bank entered into a loss-sharing agreement with the FDIC that covered approximately $89.3 million of Granite’s assets (before fair value adjustments). The Bank will share in the losses on the asset pools (loans, foreclosed loan collateral, and certain investment securities) covered under the loss-sharing agreement. Pursuant to the terms of the loss sharing agreement, the FDIC is obligated to reimburse the Bank for 80% of losses with respect to covered assets. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank under the loss sharing agreement. See Note 2 in the financial statements at Item 8 of this report for a discussion about this transaction.

Other Activities

The Bank may in the future engage in other businesses either directly or indirectly through subsidiaries acquired or formed by the Bank subject to regulatory constraints. See “Regulation and Supervision”.

Employees

At December 31, 2012, the Company and the Bank employed 831 persons, including seven executive officers. Full time equivalent employees were 737. No employees of the Company or the Bank are presently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are good.

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

Regulatory Agencies

The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. As a bank holding company, the Company is regulated under the BHC Act, and is subject to supervision, regulation and inspection by the FRB. The Company is also under the jurisdiction of the SEC and is subject to the disclosure and regulatory requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934, each administered by the SEC. The Company’s common stock is listed on the Nasdaq Global Select market (“Nasdaq”) under the trading symbol “TCBK” and the Company is, therefore, subject to the rules of Nasdaq for listed companies.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect. Among the provisions that are likely to affect us are the following:

•

The creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation; Expanded FDIC authority to conduct the orderly liquidation of certain systemically significant non-bank financial companies in addition to depository institutions;

•

The establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment;

•	The requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;

•	Enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks (the “Volcker Rule”);

•	The termination of investments by the U.S. Treasury under the Troubled Asset Relief Program (“TARP”);

•	The elimination and phase out of trust preferred securities from Tier 1 capital with certain exceptions;

•

A permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000 and an extension of federal deposit coverage until January 1, 2013, for the full net amount held by depositors in non-interesting bearing transaction accounts;

•	Authorization for financial institutions to pay interest on business checking accounts;

•

Changes in the calculation of FDIC deposit insurance assessments, such that the assessment base will no longer be the institution’s deposit base, but instead, will be its average consolidated total assets less its average tangible equity;

•	The elimination of remaining barriers to de novo interstate branching by banks;

•

Expanded restrictions on transactions with affiliates and insiders under Section 23A and 23B of the Federal Reserve Act and lending limits for derivative transactions, repurchase agreements, and securities lending and borrowing transactions;

•

Provisions that affect corporate governance and executive compensation at most United States publicly traded companies, including (i) stockholder advisory votes on executive compensation, (ii) executive compensation “clawback” requirements for companies listed on national securities exchanges in the event of materially inaccurate statements of earnings, revenues, gains or other criteria, (iii) enhanced independence requirements for compensation committee members, and (iv) giving the SEC authority to adopt proxy access rules which would permit stockholders of publicly traded companies to nominate candidates for election as director and have those nominees included in a company’s proxy statement; and

•

The creation of a Bureau of Consumer Financial Protection, which is authorized to promulgate and enforce consumer protection regulations relating to bank and non-bank financial products and which may examine and enforce its regulations on banks with more than $10 billion in assets.

The numerous rules and regulations that have been promulgated and are yet to be promulgated and finalized under Dodd-Frank are likely to significantly impact the Company’s operations and compliance costs, such as changes in FDIC assessments, the permitted payment of interest on demand deposits and projected enhanced consumer compliance requirements. More stringent capital, liquidity and leverage requirements are expected to impact the Company’s business as Dodd-Frank is fully implemented. The federal agencies have issued many proposed rules pursuant to provisions of Dodd Frank which will apply directly to larger institutions with either more than $50 billion in assets or more than $10 billion in assets, such as proposed regulations for financial institutions deemed systemically significant, proposed rules requiring capital plans and stress tests and the Reserve Board’s proposed rules to implement the Volcker Rule, as well as a final rule for the largest (over $250 billion in assets) and internationally active banks setting a new minimum risk-based capital floor. These and other requirements and policies imposed on larger institutions, such as expected countercyclical requirements for increased capital in times of economic expansion and a decrease in times of contraction, may subsequently become expected “best practices” for smaller institutions, such as the Company. Therefore, as a result of the changes required by Dodd-Frank, the profitability of the Company’s business activities may be impacted and the Company may be required to make changes to certain of its business practices. Such developments and new standards would require the Company to devote even more management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

The Bank Holding Company Act

The Company is registered as a bank holding company under the BHC Act. In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto. As a result of the Gramm-Bliley Act, which amended the BHC Act, bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Office of the Comptroller of the Currency (the “OCC”)) or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as determined solely by the FRB). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and agency, and making merchant banking investments.

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

The guidelines also require the Company and the Bank to maintain a minimum leverage ratio of 4% of Tier 1 capital to total assets (the “leverage ratio”). The leverage ratio is determined by dividing an institution’s Tier 1 capital by its quarterly average total assets, less goodwill and certain other intangible assets. The leverage ratio constitutes a minimum requirement for the most well-run banking organizations. See Note 29 in the financial statements at Item 8 of this report for a discussion about the Company’s risk-based capital and leverage ratios.

Basel Accords

The current risk-based capital guidelines which apply to the Company and the Bank are based upon the 1988 capital accord (referred to as “Basel I”) of the International Basel Committee on Banking Supervision (the “Basel Committee”), a committee of central banks and bank supervisors and regulators from the major industrialized countries. The Basel Committee develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. A new framework and accord, referred to as Basel II, evolved from 2004 to 2006 out of the efforts to revise capital adequacy standards for internationally active banks. Basel II emphasizes internal assessment of credit, market and operational risk; supervisory assessment and market discipline in determining minimum capital requirements and became mandatory for large or “core” international banks outside the United States in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II was optional for others, and if adopted, must first be complied within a “parallel run” for two years along with the existing Basel I standards. The Company is not required to comply with Basel II and has not elected to apply the Basel II standards.

The United States federal banking agencies issued a proposed rule for banking organizations that do not use the “advanced approaches” under Basel II. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles. A definitive final rule has not yet been issued. The United States banking agencies indicated, however, that they would retain the minimum leverage requirement for all United States banks.

In 2010 and 2011, the Basel Committee finalized proposed reforms on capital and liquidity, generally referred to as Basel III, to reconsider regulatory capital standards, supervisory and risk-management requirements and additional disclosures to further strengthen the Basel II framework in response to the worldwide economic downturn. Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States. Basel III provides for increases in the minimum Tier 1 common equity ratio and the minimum requirement for the Tier 1 capital ratio. Basel III additionally includes a “capital conservation buffer” on top of the minimum requirement designed to absorb losses in periods of financial and economic distress; and an additional required countercyclical buffer percentage to be implemented according to a particular nation’s circumstances. These capital requirements are further supplemented under Basel III by a non-risk-based leverage ratio. Basel III also reaffirms the Basel Committee’s intention to introduce higher capital requirements on securitization and trading activities.

The Basel III liquidity proposals have three main elements: (i) a “liquidity coverage ratio” designed to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long term funding over a one year time horizon, and (iii) a set of monitoring tools that the Basel Committee indicates should be considered as the minimum types of information that banks should report to supervisors.

Implementation of Basel III in the United States will require regulations and guidelines by United States banking regulators, which may differ in significant ways from the recommendations published by the Basel Committee. The new Basel III capital standards were scheduled to be phased in from January 1, 2013 until January 1, 2019 but United States banking regulators have delayed the adoption of final rules implementing these standards. It is unclear how smaller banking organizations in the United States will be subject to these regulations and guidelines. Basel III standards, if adopted, would lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. The Basel III standards, if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. The standards would, among other things:

•	Impose more restrictive eligibility requirements for Tier 1 and Tier 2 capital;

•

Increase the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduce a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7.0%;

•	Increase the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer;

•	Increase the minimum total capital ratio to 10.5% inclusive of the capital conservation buffer; and

•	Introduce a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth.

•	Introduces a non-risk adjusted Tier 1 leverage ratio of 3.0%, based on a measure of total exposure rather than total assets, and new liquidity standards.

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

Premiums for Deposit Insurance

Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor. The Bank’s deposits are subject to FDIC deposit insurance assessments. The Bank pays insurance assessments based on its consolidated total assets less tangible equity capital. This assessment is based on the risk category of the institution. To determine the total base assessment rate, the FDIC first establishes an institution’s initial base assessment rate and then adjusts the initial base assessment based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate ranges from 2.5 to 45 basis points of the institution’s average consolidated total assets less tangible equity capital.

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

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was intended to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC (i) guaranteed, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provided unlimited FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal accounts paying not more than 0.25% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC- insured institutions through December 31, 2010. The Dodd-Frank Act extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. The fee assessment for deposit insurance coverage was 10 basis points per quarter on amounts in covered accounts exceeding $250,000. On December 5, 2008, the Company elected to participate in both guarantee programs. The Company had issued no debt under the TLG Program on December 31, 2012 when the program expired.

The Bank is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, the Bank may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may have a material and adverse affect on the Company’s earnings and could have a material adverse effect on the value of, or market for, the Company’s common stock.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for the Bank would also result in the revocation of the Bank’s charter by the DFI.

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

ITEM 1A. RISK FACTORS

In analyzing whether to make or continue an investment in the Company, investors should consider, among other factors, the following:

Risks Related to the Nature and Geographic Area of Our Business

We face a challenging economic environment. A return of recessionary conditions in the United States and in California in particular could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

From December 2007 through June 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the U. S. was greatly reduced, the value of real estate decreased and unemployment increased significantly. Although economic conditions have improved, certain sectors, such as real estate and manufacturing, remain weak and unemployment remains high. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses continue to be in serious difficulty due to the lack of consumer spending.

Overall, during 2012, the business environment has been adverse for many households and businesses in California and the United States as unemployment remains high. In addition, concerns over the United States’ credit rating, the European sovereign debt crisis, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the U.S. economy. These factors have caused, and may continue to cause, many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. While we continue to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets and the economy generally, so we are affected by these events.

There can be no assurance that these conditions will improve in the near term. A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, financial condition and results of operations. .

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

The downturn in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. As real estate prices decline, the value of real estate collateral securing our loans is reduced. As a result, our ability to recover on defaulted loans by foreclosing and selling the real estate collateral could then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2012, approximately 89.4% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real estate collateral is located in California. So if there is a significant further decline in real estate values in California, the collateral for our loans will provide less security. Real estate values could also be affected by, among other things, earthquakes and national disasters particular to California in particular. Any such downturn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. Although we have been successful in generating new loans during 2012, the continuation of historically low long-term interest rate levels may cause additional refinancing of commercial real estate and 1-4 family residence loans, which may depress our loan volumes or cause rates on loans to decline. In addition, an increase in the general level of short-term interest rates on variable rate loans may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations or reduce the amount they wish to borrow. Additionally, if short-term market rates rise, in order to retain existing deposit customers and attract new deposit customers we may need to increase rates we pay on deposit accounts. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business, financial condition, results of operations and cash flows.

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

We are subject to extensive regulation, supervision and examination by the DFI, FDIC, and the FRB. See Item 1 – Regulation and Supervision of this report for information on the regulation and supervision which governs our activities. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to you, our investors, by restricting certain of our activities, such as:

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

We could be adversely affected by new regulations.

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

We must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreement as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. Additionally, Management may decide to forgo loss share coverage on certain assets to allow greater flexibility over the management of certain assets. As of December 31, 2012, $43,429,000, or 1.7%, of the Company’s assets were covered by these FDIC loss sharing agreements.

Risks Relating to Dividends and Our Common Stock

Our future ability to pay dividends is subject to restrictions.

Since we are a holding company with no significant assets other than the Bank, we currently depend upon dividends from the Bank for a substantial portion of our revenues. Our ability to continue to pay dividends in the future will continue to depend in large part upon our receipt of dividends or other capital distributions from the Bank. The ability of the Bank to pay dividends or make other capital distributions to us is subject to the restrictions in the California Financial Code and the regulatory authority of the DFI. As of December 31, 2012, the Bank could have paid $23,568,000 in dividends without the prior approval of the DFI. The amount that the Bank may pay in dividends is further restricted due to the fact that the Bank must maintain a certain minimum amount of capital to be considered a “well capitalized” institution as further described under Item 1 – Capital Requirements in this report.

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

The BHC Act and the Change in Bank Control Act of 1978, as amended, together with federal regulations, require that, depending on the particular circumstances, either FRB approval must be obtained or notice must be furnished to the FRB and not disapproved prior to any person or entity acquiring “control” of a bank holding company such as TriCo. These provisions may prevent a merger or acquisition that would be attractive to shareholders and could limit the price investors would be willing to pay in the future for our common stock.

The amount of common stock owned by, and other compensation arrangements with, our officers and directors may make it more difficult to obtain shareholder approval of potential takeovers that they oppose.

As of December 31, 2012, directors and executive officers beneficially owned approximately 15.5% of our common stock and our ESOP owned approximately 8.6%. Agreements with our senior management also provide for significant payments under certain circumstances following a change in control. These compensation arrangements, together with the common stock and option ownership of our board of directors and management, could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals of us that our directors and officers oppose.

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

We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2012, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $41,238,000. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company is engaged in the banking business through 66 offices in 23 counties in Northern and Central California including ten offices in Shasta County, nine in Butte County, seven in Sacramento and Nevada Counties, six in Placer County, four in Stanislaus County, three each in Siskiyou, Sutter and Kern Counties, two each in Glenn and Yolo Counties, and one each in Contra Costa, Del Norte, Fresno, Lake, Lassen, Madera, Mendocino, Merced, Napa, Tehama, Tulare, and Yuba Counties. All offices are constructed and equipped to meet prescribed security requirements.

The Company owns eighteen branch office locations, four administrative buildings, and two other buildings that it leases out. The Company leases forty-eight branch office locations, and three administrative buildings. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

ITEM 3. LEGAL PROCEEDINGS

The Bank owns 10,214 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 0.4206 per Class A share. As of December 31, 2012, the value of the Class A shares was $151.58 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $651,000 as of December 31, 2012, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

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

Neither the Company nor its subsidiaries, are party to any other material pending legal proceeding, nor is their property the subject of any material pending legal proceeding, except routine legal proceedings arising in the ordinary course of their business. None of these proceedings is expected to have a material adverse impact upon the Company’s business, consolidated financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Inapplicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

The Company’s common stock is traded on the NASDAQ Global Select Market System (“NASDAQ”) under the symbol “TCBK.” The following table shows the high and the low closing sale prices for the common stock for each quarter in the past two years, as reported by NASDAQ:

2012:	High	Low
Fourth quarter	$17.14	$14.73
Third quarter	$16.81	$14.76
Second quarter	$17.71	$14.84
First quarter	$17.67	$14.22

2011:
Fourth quarter	$15.32	$11.58
Third quarter	$15.50	$11.75
Second quarter	$16.58	$13.18
First quarter	$16.76	$14.53

As of March 1, 2013 there were approximately 1,459 shareholders of record of the Company’s common stock. On March 1, 2013, the closing sales price was $17.01.

The Company has paid cash dividends on its common stock in every quarter since March 1990, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, financial condition and capital requirements of the Company and the Bank. As of December 31, 2012, $23,568,000 was available for payment of dividends by the Bank to the Company, under applicable laws and regulations. The Company paid cash dividends of $0.09 per common share in each of the quarters ended December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012. December 31, 2011, September 30, 2011, June 30, 2011, and March 31, 2011.

Stock Repurchase Plan

The Company adopted a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. This plan has no stated expiration date for the repurchases. As of December 31, 2012, the Company had purchased 166,600 shares under this plan. The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth quarter of 2012:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number shares that may yet be purchased under the plans or programs
Oct. 1-31, 2012	—	—	—	333,400
Nov. 1-30, 2012	—	—	—	333,400
Dec. 1-31, 2012	—	—	—	333,400

Total	—	—	—	333,400

The following graph presents the cumulative total yearly shareholder return from investing $100 on December 31, 2007, in each of TriCo common stock, the Russell 3000 Index, and the SNL Western Bank Index. The SNL Western Bank Index compiled by SNL Financial includes banks located in California, Oregon, Washington, Montana, Hawaii and Alaska with market capitalization similar to that of TriCo’s. The amounts shown assume that any dividends were reinvested.

TriCo Bancshares

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
TriCo Bancshares	100.00	133.14	91.73	91.15	82.34	99.17
Russell 3000	100.00	62.69	80.46	94.08	95.05	110.65
SNL Western Bank	100.00	97.37	89.41	101.31	91.53	115.50

Equity Compensation Plans

The following table shows shares reserved for issuance for outstanding options, stock appreciation rights and warrants granted under our equity compensation plans as of December 31, 2012. All of our equity compensation plans have been approved by shareholders.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by shareholders	—	—	—
Equity compensation plans approved by shareholders	1,393,935	$17.07	72,000

Total	1,393,935	$17.07	72,000

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in connection with our consolidated financial statements and the related notes located at Item 8 of this report.

TRICO BANCSHARES

Financial Summary

(in thousands, except per share amounts)

Year ended December 31,	2012	2011	2010	2009	2008
Interest income	$108,716	$102,982	$104,572	$112,333	$121,112
Interest expense	7,344	10,238	14,133	20,615	31,552

Net interest income	101,372	92,744	90,439	91,718	89,560
Provision for loan losses	9,423	23,060	37,458	31,450	20,950
Noninterest income	37,980	42,813	32,695	30,329	27,087
Noninterest expense	97,998	82,715	77,205	75,450	68,738

Income before income taxes	31,931	29,782	8,471	15,147	26,959
Provision for income taxes	12,937	11,192	2,466	5,185	10,161

Net income	$18,994	$18,590	$6,005	$9,962	$16,798

Earnings per share:
Basic	$1.19	$1.17	$0.38	$0.63	$1.07
Diluted	$1.18	$1.16	$0.37	$0.62	$1.05
Per share:
Dividends paid	$0.36	$0.36	$0.40	$0.52	$0.52
Book value at December 31	$14.33	$13.55	$12.64	$12.71	$12.56
Tangible book value at December 31	$13.30	$12.49	$11.62	$11.71	$11.54

Average common shares outstanding	15,988	15,935	15,860	15,783	15,771
Average diluted common shares outstanding	16,052	16,000	16,010	16,011	16,050
Shares outstanding at December 31	16,001	15,979	15,860	15,787	15,756

At December 31:
Loans, net of allowance	$1,522,175	$1,505,118	$1,377,000	$1,460,097	$1,563,259
Total assets	2,609,269	2,555,597	2,189,789	2,170,520	2,043,190
Total deposits	2,289,702	2,190,536	1,852,173	1,828,512	1,669,270
Debt financing and notes payable	9,197	72,541	62,020	66,753	102,005
Junior subordinated debt	41,238	41,238	41,238	41,238	41,238
Shareholders’ equity	229,359	216,441	200,397	200,649	197,932

Financial Ratios:

For the year:
Return on average assets	0.75%	0.82%	0.27%	0.48%	0.85%
Return on average equity	8.44%	8.93%	2.94%	4.89%	8.70%
Net interest margin[1]	4.32%	4.43%	4.45%	4.77%	4.96%
Net loan losses to average loans	0.82%	1.37%	2.07%	1.53%	0.69%
Efficiency ratio[1]	70.19%	60.88%	62.49%	61.53%	58.59%
Average equity to average assets	8.91%	9.15%	9.25%	9.73%	9.72%
At December 31:
Equity to assets	8.79%	8.47%	9.15%	9.24%	9.69%
Total capital to risk-adjusted assets	14.53%	13.94%	14.20%	13.36%	12.42%

[1]	Fully taxable equivalent

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

Following is a summary of the components of net income for the periods indicated (dollars in thousands):

	Year ended December 31,
Components of Net Income	2012	2011	2010
Net interest income	$101,372	$92,744	$90,439
Provision for loan losses	(9,423)	(23,060)	(37,458)
Noninterest income	37,980	42,813	32,695
Noninterest expense	(97,998)	(82,715)	(77,205)
Taxes	(12,937)	(11,192)	(2,466)

Net income	$18,994	$18,590	$6,005

Net income per average fully-diluted share	$1.18	$1.16	$0.37
Net income as a percentage of average shareholders’ equity	8.44%	8.93%	2.94%
Net income as a percentage of average total assets	0.75%	0.82%	0.27%

Net Interest Income

The Company’s primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities.

Following is a summary of the Company’s net interest income for the periods indicated (dollars in thousands):

	Year ended December 31,
Components of Net Interest Income	2012	2011	2010
Interest income	$108,716	$102,982	$104,572
Interest expense	(7,344)	(10,238)	(14,133)

Net interest income	101,372	92,744	90,439
FTE adjustment	257	309	413

Net interest income (FTE)	$101,629	$93,053	$90,852

Net interest margin (FTE)	4.32%	4.43%	4.45%

Net interest income (FTE) for the year ended December 31, 2012 was $101,629,000, an increase of $8,576,000 or 9.2% compared to the year ended December 31, 2011. The increase in net interest income during 2012 when compared to 2011 is mainly due to the acquisition of Citizens on September 23, 2011 and its associated net interest income of $17,852,000 during 2012 compared to $6,117,000 from September 23, 2011 to December 31, 2011. Included in the net interest income associated with the Citizens acquisition is $7,572,000 and $3,146,000 from the accretion of loan purchase discounts during 2012 and 2011, respectively. Also contributing to the increase in net interest income was a reduction in deposit rates, the flow of deposits from relatively higher paying time deposits to lower paying non-maturity deposits, and the reduction of relatively high cost other borrowings. During 2012, investment opportunities continued to be unattractive given their low market yields and interest rate risk profile. The “Yield” and “Volume/Rate” tables shown below are useful in illustrating and quantifying the developments that affected net interest income during 2012.

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

	Year ended December 31, 2012
	Average balance	Interest income/ expense	Rates earned/paid
Assets
Loans	$1,552,540	$100,496	6.47%
Investment securities—taxable	200,958	6,177	3.07%
Investment securities—nontaxable	9,529	685	7.19%
Cash at Federal Reserve and other banks	587,118	1,615	0.28%

Total earning assets	2,350,145	108,973	4.64%

Other assets	176,927

Total assets	$2,527,072

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$471,747	784	0.17%
Savings deposits	763,065	1,212	0.16%
Time deposits	372,698	2,420	0.65%
Other borrowings	45,753	1,604	3.51%
Junior subordinated debt	41,238	1,324	3.21%

Total interest-bearing liabilities	1,694,501	7,344	0.43%

Noninterest-bearing demand	572,568
Other liabilities	34,852
Shareholders’ equity	225,151

Total liabilities and shareholders’ equity	$2,527,072

Net interest spread (1)			4.21%
Net interest income and interest margin (2)		$101,629	4.32%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by dividing net interest income by total average earning assets.

Summary of Average Balances, Yields/Rates and Interest Differential – Yield Tables (continued)

	Year ended December 31, 2011
	Average balance	Interest income/ expense	Rates earned/paid
Assets
Loans	$1,442,821	$92,691	6.42%
Investment securities—taxable	262,306	8,760	3.34%
Investment securities—nontaxable	11,403	833	7.31%
Cash at Federal Reserve and other banks	386,067	1,007	0.26%

Total earning assets	2,102,597	103,291	4.91%

Other assets	173,311

Total assets	$2,275,908

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$410,870	$1,217	0.30%
Savings deposits	661,480	1,421	0.21%
Time deposits	415,319	3,921	0.94%
Other borrowings	63,602	2,420	3.80%
Junior subordinated debt	41,238	1,259	3.05%

Total interest-bearing liabilities	1,592,509	10,238	0.64%

Noninterest-bearing demand	442,174
Other liabilities	33,005
Shareholders’ equity	208,220

Total liabilities and shareholders’ equity	$2,275,908

Net interest spread (1)			4.27%
Net interest income and interest margin (2)		$93,053	4.43%

	Year ended December 31, 2010
	Average balance	Interest income/ expense	Rates earned/paid
Assets
Loans	$1,464,606	$93,073	6.35%
Investment securities—taxable	263,059	10,039	3.82%
Investment securities—nontaxable	14,717	1,113	7.56%
Cash at Federal Reserve and other banks	296,970	760	0.26%

Total earning assets	2,039,352	104,985	5.15%

Other assets	169,290

Total assets	$2,208,642

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$384,077	2,242	0.58%
Savings deposits	552,104	2,277	0.41%
Time deposits	544,018	5,928	1.09%
Other borrowings	62,110	2,412	3.88%
Junior subordinated debt	41,238	1,274	3.09%

Total interest-bearing liabilities	1,583,547	14,133	0.89%

Noninterest-bearing demand	385,704
Other liabilities	35,196
Shareholders’ equity	204,195

Total liabilities and shareholders’ equity	$2,208,642

Net interest spread (1)			4.26%
Net interest income and interest margin (2)		$90,852	4.45%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by dividing net interest income by total average earning assets.

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

	2012 over 2011			2011 over 2010
	Volume	Rate	Total	Volume	Yield/ Rate	Yield/ Total
	(dollars in thousands)
Increase (decrease) in interest income:
Loans	$7,044	$761	$7,805	$(1,383)	$1,001	$(382)
Investments—taxable	(2,049)	(534)	(2,583)	(29)	(1,250)	(1,279)
Investments—nontaxable	(137)	(11)	(148)	(251)	(29)	(280)
Cash at Federal Reserve and other banks	523	85	608	232	15	247

Total	5,381	301	5,682	(1,431)	(263)	(1,694)

Increase (decrease) in interest expense:
Demand deposits (interest-bearing)	183	(616)	(433)	155	(1,180)	(1,025)
Savings deposits	213	(422)	(209)	448	(1,304)	(856)
Time deposits	(401)	(1,100)	(1,501)	(1,403)	(604)	(2,007)
Other borrowings	(678)	(138)	(816)	58	(50)	8
Junior subordinated debt	—	65	65	—	(15)	(15)

Total	(683)	(2,211)	(2,894)	(742)	(3,153)	(3,895)

Increase (decrease) in net interest income	$6,064	$2,512	$8,576	$(689)	$2,890	$2,201

Provision for Loan Losses

The provision for loan losses was $9,423,000 and $23,060,000 for the years ended December 31, 2012, and 2011, respectively. The decreases in the provision for loan losses for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily the result of improvement in collateral values and estimated cash flows related to nonperforming loans and purchased credit impaired loans, and a reduction in nonperforming loans.

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

Noninterest Income

The following table summarizes the Company’s noninterest income for the periods indicated (dollars in thousands):

	Year ended December 31,
	2012	2011	2010
Components of Noninterest Income
Service charges on deposit accounts	$14,290	$14,776	$15,296
ATM fees and interchange	7,762	7,058	6,078
Other service fees	2,223	1,722	1,452
Mortgage banking service fees	1,666	1,495	1,303
Change in value of mortgage servicing rights	(2,016)	(1,107)	(1,029)

Total service charges and fees	23,925	23,944	23,100
Gain on sale of loans	6,810	3,037	3,647
Commissions on sale of nondeposit investment products	3,209	2,105	1,209
Increase in cash value of life insurance	1,820	1,885	1,847
Change in indemnification asset	(286)	2,059	1,274
Gain on disposition of foreclosed assets	786	680	562
Legal settlement	—	—	400
Bargain purchase gain	—	7,575	232
Gain on life insurance death benefit	675	789	—
Other noninterest income	1,041	739	424

Total noninterest income	$37,980	$42,813	$32,695

Noninterest income decreased $4,833,000 (11.3%) to $37,980,000 in 2012. Excluding bargain purchase gains and gain on life insurance death benefits, noninterest income would have increased $2,856,000 (8.3%) to $37,305,000 in 2012 from $34,449,000 in 2011. Service charges on deposit accounts were down $486,000 (3.3%) due to reduced customer overdrafts and a resulting decrease in non-sufficient funds fees. ATM fees and interchange income was up $704,000 (10.0%) due to increased customer point-of-sale transactions that are the result of incentives for such usage. Overall, mortgage banking activities, which includes mortgage banking servicing fees, change in value of mortgage servicing rights, and gain on sale of loans, accounted for $6,460,000 of noninterest income in the 2012 compared to $3,425,000 in 2011. This $3,035,00 (88.6%) increase in mortgage banking related revenue is mainly due to historically low mortgage rates, an associated level of mortgage refinance activity, and the Bank’s focus of resources in this area. Commissions on sale of nondeposit investment products increased $1,104,000 (52.4%) in 2012 due to the Bank’s focus of resources in this area. The change in indemnification asset from $2,059,000 in 2011 to ($286,000) in 2012 primarily due to a decrease in estimated loan losses from the loan portfolio and foreclosed assets acquired in the Granite acquisition on May 28, 2010, and the fact that such losses are generally “covered” at the rate of 80% by the FDIC. The actual decrease in estimated losses is reflected in increased interest income, decreased provision for loan losses and/or decreased provision for foreclosed asset losses. The operations of Citizens during 2012 added $2,585,000 to noninterest income.

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

Noninterest Expense

The following table summarizes the Company’s other noninterest expense for the periods indicated (dollars in thousands):

	Year ended December 31,
	2012	2011	2010
Components of Noninterest Expense
Salaries and related benefits:
Base salaries, net of deferred loan origination costs	$33,093	$29,753	$28,255
Incentive compensation	5,138	3,735	1,844
Benefits and other compensation costs	11,721	10,715	10,006

Total salaries and related benefits	49,952	44,203	40,105

Other noninterest expense:
Occupancy	7,263	6,198	5,717
Equipment	4,444	3,770	3,975
Data processing and software	4,793	3,980	3,163
Assessments	2,393	2,491	3,253
ATM network charges	2,390	1,939	1,851
Advertising	2,876	2,649	2,340
Professional fees	2,709	2,004	2,478
Telecommunications	2,250	1,875	1,817
Postage	920	935	1,037
Courier service	1,013	953	826
Foreclosed asset expense	1,474	755	625
Intangible amortization	209	177	307
Operational losses	787	600	394
Provision for foreclosed asset losses	1,728	1,984	1,522
Change in reserve for unfunded commitments	875	100	(1,000)
Legal settlement	2,090	—	—
Other	9,832	8,102	8,795

Total other noninterest expenses	48,046	38,512	37,100

Total noninterest expense	$97,998	$82,715	$77,205

Average full time equivalent staff	737	687	667
Noninterest expense to revenue (FTE)	70.2%	60.9%	62.5%

Salary and benefit expenses increased $5,749,000 (13.0%) to $49,952,000 in 2012 compared to 2011. Base salaries increased $3,340,000 (11.2%) to $33,093,000 in 2012. The increase in base salaries was mainly due to a 50 FTE (7.3%) increase in average full time equivalent staff to 737 during 2012, and annual merit increases. Incentive and commission related salary expenses increased $1,403,000 (37.6%) to $5,138,000 in 2012 due primarily to increases in commissions related to loan production and nondeposit investment product fee production. Benefits expense, including retirement, medical and workers’ compensation insurance, and taxes, increased $1,006,000 (9.4%) to $11,721,000 during 2012. The operations of Citizens added $2,452,000 and $751,000 to salaries and benefits expense for the year ended December 31, 2012, and the period from September 23, 2011 to December 31, 2011, respectively.

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

Other noninterest expenses increased $9,534,000 (24.8%) to $48,046,000 in 2012. The operations of Citizens added $3,333,000 to other noninterest expense during 2012, compared to $1,114,000 from September 23, 2011 to December 31, 2011. Changes in the various categories of other noninterest expense are reflected in the table above. The changes are indicative of the economic environment which has lead to increases in professional loan collection expenses, provision for foreclosed asset losses, and foreclosed asset expenses. Occupancy expense increased primarily due to seven branches and one admin facility acquired in the Citizens acquisition on September 23, 2011. The increase in change in reserve for unfunded commitments during 2012 is primarily due to increased unfunded construction loan commitments during the three months ended December 31, 2012. The legal settlement expense of $2,090,000 noted for 2012 was previously disclosed on September 27, 2012, and is further described at Item 3 – Legal Proceedings of this report.

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

Income Taxes

The effective tax rate on income was 40.5%, 37.6%, and 29.1% in 2012, 2011, and 2010, respectively. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $3,277,000, $2,845,000, and $543,000, respectively, in these years. Tax-exempt income of $428,000, $514,000, and $700,000, respectively, from investment securities, and $2,495,000, $2,674,000, and $1,847,000, respectively, from increase in cash value and gain on death benefit of life insurance in these years helped to reduce the effective tax rate.

Financial Condition

Investment Securities

During 2012 the Company did not sell any investment securities. During 2012 the Company received proceeds from maturities of securities totaling $76,764,000, and used $13,815,000 to purchase securities. During 2011 the Company did not sell any investment securities. During 2011 the Company received proceeds from maturities of securities totaling $84,016,000, and used $25,456,000 to purchase securities. The following table shows the Company’s investment securities balances at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Securities Available-for-sale:
Obligations of US government corporations and agencies	$151,701	$217,384	$264,181	$193,130	$242,977
Obligations of states and political subdivisions	9,421	10,028	12,541	17,953	22,665
Corporate bonds	1,905	1,811	549	539	919

Total investment securities	$163,027	$229,223	$277,271	$211,622	$266,561

Additional information about the investment portfolio is provided in Note 3 in the financial statements at Item 8 of this report.

Restricted Equity Securities

Restricted equity securities were $9,647,000 at December 31, 2012 and $10,610,000 at December 31, 2011. The entire balance of restricted equity securities at December 31, 2012 and December 31, 2011 represents the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”). The decrease of $963,000 is attributable to the redemption of $963,000 of FHLB stock.

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

Loan Portfolio Composite

The following table shows the Company’s loan balances, including net deferred loan costs, at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Real estate mortgage	$1,010,130	$965,922	$835,471	$844,053	$839,687
Consumer	386,111	406,330	395,771	428,722	477,435
Commercial	135,528	139,131	143,413	164,094	190,295
Real estate construction	33,054	39,649	44,916	58,701	83,432

Total loans	$1,564,823	$1,551,032	$1,419,571	$1,495,570	$1,590,849

The following table shows the Company’s loan balances, including net deferred loan costs, as a percentage of total loans at the dates indicated:

	Year ended December 31,
	2012	2011	2010	2009	2008
Real estate mortgage	64.5%	62.2%	58.8%	56.4%	52.8%
Consumer	24.7%	26.2%	27.9%	28.7%	30.0%
Commercial	8.7%	9.0%	10.1%	11.0%	12.0%
Real estate construction	2.1%	2.6%	3.2%	3.9%	5.2%

Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

At December 31, 2012 loans, including net deferred loan costs, totaled $1,564,823,000 which was a 0.9% ($13,791,000) increase over the balances at the end of 2011. Demand for commercial real estate (real estate mortgage) loans was weak to modest during 2012. Demand for home equity loans and lines of credit were weak during 2012. Real estate construction loans declined during 2012 as did auto dealer loans.

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

Interest income on originated nonaccrual loans that would have been recognized during the years ended December 31, 2012, 2011 and 2010, if all such loans had been current in accordance with their original terms, totaled $5,281,000, $5,422,000, and $5,169,000, respectively. Interest income actually recognized on these originated loans during the years ended December 31, 2012, 2011 and 2010 was $936,000, $1,497,000 and $1,956,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the years ended December 31, 2012 and 2011, if all such loans had been current in accordance with their original terms, totaled $284,000 and $4,000, respectively. Interest income actually recognized on these PNCI loans during the years ended December 31, 2012 and 2011 was $136,000 and $5,000, respectively. The Company had no PNCI loans during 2010.

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

“Performing nonaccrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

	December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Performing nonaccrual loans	$49,045	$61,164	$36,518	$22,870	$22,600
Nonperforming nonaccrual loans	23,471	23,647	39,224	26,301	9,994

Total nonaccrual loans	72,516	84,811	75,742	49,171	32,594
Originated and PNCI loans 90 days past due and still accruing	—	920	245	700	187

Total nonperforming loans	72,516	85,731	75,987	49,871	32,781
Noncovered foreclosed assets	5,957	13,268	5,000	3,726	1,185
Covered foreclosed assets	1,541	3,064	4,913	—	—

Total nonperforming assets	$80,014	$102,063	$85,900	$53,597	$33,966

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$131	$3,061	$3,937	$4,975	$5,256
Indemnified portion of covered foreclosed assets	$1,233	$2,451	$3,930	—	—

Nonperforming assets to total assets	3.07%	3.99%	3.92%	2.24%	1.41%
Nonperforming loans to total loans	4.63%	5.53%	5.35%	2.99%	1.73%
Allowance for loan losses to nonperforming loans	59%	54%	56%	79%	100%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	5.30%	6.34%	3.74%	2.48%	1.79%

	December 31, 2012
(dollars in thousands)	Originated	PNCI	PCI - cash basis	PCI - other	Total
Performing nonaccrual loans	$38,646	$1,428	$8,971	—	$49,045
Nonperforming nonaccrual loans	23,123	348	—	—	23,471

Total nonaccrual loans	61,769	1,776	8,971	—	72,516
Originated loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	61,769	1,776	8,971	—	72,516
Noncovered foreclosed assets	5,172	—	—	785	5,957
Covered foreclosed assets	—	—	—	1,541	1,541

Total nonperforming assets	$66,941	$1,776	$8,971	$2,326	$80,014

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$131	—	—	—	$131
Indemnified portion of covered foreclosed assets	—	—	—	$1,233	$1,233

Nonperforming assets to total assets					3.07%
Nonperforming loans to total loans	4.42%	1.81%	100.00%	—	4.63%
Allowance for loan losses to nonperforming loans	58%	111%	12%	n/m	59%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	2.76%	13.78%	61.60%	24.63%	5.30%

n/m – not meaningful

	December 31, 2011
(dollars in thousands)	Originated	PNCI	PCI - cash basis	PCI - other	Total
Performing nonaccrual loans	$52,208	$97	$8,859	—	$61,164
Nonperforming nonaccrual loans	23,067	13	567	—	23,647

Total nonaccrual loans	75,275	110	9,426	—	84,811
Originated and PNCI loans 90 days past due and still accruing	500	420	—	—	920

Total nonperforming loans	75,775	530	9,426	—	85,731
Noncovered foreclosed assets	6,209	—	—	7,059	13,268
Covered foreclosed assets	—	—	—	3,064	3,064

Total nonperforming assets	$81,984	$530	$9,426	$10,123	$102,063

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$3,061	—	—	—	$3,061
Indemnified portion of covered foreclosed assets	—	—	—	$2,451	$2,451

Nonperforming assets to total assets					3.99%
Nonperforming loans to total loans	5.67%	0.39%	100.00%	—	5.53%
Allowance for loan losses to nonperforming loans	55%	46%	11%	n/m	54%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	3.27%	12.13%	62.09%	27.37%	6.34%

n/m – not meaningful

The following table shows the activity in the balance of nonperforming assets for the year ended December 31, 2012:

(dollars in thousands):	Balance at December 31, 2012	New NPA	Advances/ Capitalized Costs	Pay-downs/ Sales/ Upgrades	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at December 31, 2011
Real estate mortgage:
Residential	$4,894	$2,912	$60	$(3,817)	$(1,558)	$(1,228)	—	$8,525
Commercial	39,727	20,056	582	(18,789)	(3,457)	(4,505)	$1,155	44,685
Consumer
Home equity lines	16,500	11,702	749	(2,951)	(8,042)	(1,845)	(96)	16,983
Home equity loans	514	464	45	(238)	(385)	(26)	96	558
Auto indirect	174	132	1	(384)	(83)	—	—	508
Other consumer	92	418	—	(102)	(334)	—	—	110
Commercial	6,771	3,948	1,673	(4,258)	(1,251)	(254)	(1,155)	8,068
Construction:
Residential	3,312	496	12	(1,893)	(406)	(524)	—	5,627
Commercial	532	152	—	(187)	(100)	—	—	667

Total nonperforming loans	72,516	40,280	3,122	(32,619)	(15,616)	(8,382)	—	85,731
Noncovered foreclosed assets	5,957	—	758	(14,776)	(1,267)	7,974	—	13,268
Covered foreclosed assets	1,541	—	225	(1,695)	(461)	408	—	3,064

Total nonperforming assets	$80,014	$40,280	$4,105	$(49,090)	$(17,344)	—	—	$102,063

The table above does not include deposit overdraft charge-offs.

The following tables and narratives describe the activity in the balance of nonperforming assets during each of the three-month periods ending March 31, June 30, September 30, and December 31, 2012. These tables and narratives are presented in chronological order:

Changes in nonperforming assets during the three months ended December 31, 2012

(In thousands):	Balance at December 31, 2012	New NPA	Advances/ Capitalized Costs	Pay-downs/ Sales/ Upgrades	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at September 30, 2012
Real estate mortgage:
Residential	$4,894	165	—	(1,614)	(640)	(438)	—	$7,421
Commercial	39,727	9,285	—	(9,994)	(1,449)	(1,374)	—	43,259
Consumer
Home equity lines	16,500	2,184	13	(752)	(1,303)	(501)	—	16,859
Home equity loans	514	80	45	(65)	(215)	—	—	669
Auto indirect	174	5	—	(56)	—	—	—	225
Other consumer	92	70	—	(19)	(65)	—	—	106
Commercial	6,771	810	—	(2,461)	(49)	(254)	—	8,725
Construction:
Residential	3,312	53	—	(495)	(44)	—	—	3,798
Commercial	532	152	—	(137)	(32)	—	—	549

Total nonperforming loans	72,516	12,804	58	(15,593)	(3,797)	(2,567)	—	81,611
Noncovered foreclosed assets	5,957	—	508	(4,703)	(208)	2,567	—	7,793
Covered foreclosed assets	1,541	—	—	(851)	—	—	—	2,392

Total nonperforming assets	$80,014	$12,804	$566	$(21,147)	$(4,005)	—	—	$91,796

Nonperforming assets decreased during the fourth quarter of 2012 by $11,782,000 (12.83%) to $80,014,000 at December 31, 2012 compared to $91,796,000 at September 30, 2012. The decrease in nonperforming assets during the fourth quarter of 2012 was primarily the result of new nonperforming loans of $12,804,000, advances on existing nonperforming loans and capitalized costs on foreclosed assets of $566,000, less pay-downs, sales or upgrades of nonperforming loans to performing status totaling $15,593,000, less dispositions of foreclosed assets totaling $5,554,000, less loan charge-offs of $3,797,000, and less write-downs of foreclosed assets of $208,000. Included in the $15,593,000 of pay-downs, sales or upgrades of nonperforming loans were sales of $9,739,000. The loan sales of $9,739,000 were comprised of $190,000 of residential real estate secured loans in central California, $201,000 of residential real estate secured loans in northern California, $3,537,000 of commercial real estate secured loans in central California, $5,280,000 of commercial real estate secured loans in northern California, $227,000 in Home Equity Lines of Credit located in northern California, $173,000 in residential construction loans in northern California and $129,000 in commercial construction loans in central California. Proceeds net of selling costs in the amount of $9,810,000 were received on the sale resulting in a net gain on sale of $71,000.

The $12,804,000 in new nonperforming loans during the fourth quarter of 2012 was comprised of increases of $165,000 on two residential real estate loans, $9,285,000 on 10 commercial real estate loans, $2,264,000 on 25 home equity lines and loans, $5,000 on three indirect auto loans, $70,000 on 24 consumer loans, $810,000 on 14 C&I loans, $53,000 on two residential construction loans, and $152,000 on a single commercial construction loan.

The $9,285,000 in new nonperforming commercial real estate loans was primarily made up of a single loan in the amount of $379,000 secured by a commercial retail building in northern California, a single loan in the amount of $3,597,000 secured by a commercial retail building in central California, and a single loan in the amount of $4,563,000 secured by a commercial office building central California. Related charge-offs are discussed below.

The $810,000 in new nonperforming C&I loans was primarily made up of a single loan in the amount of $544,000 secured by an assignment of a note receivable and deed of trust northern California. Related charge-offs are discussed below.

Loan charge-offs during the three months ended December 31, 2012

In the fourth quarter of 2012, the Company recorded $3,797,000 in loan charge-offs and $209,000 in deposit overdraft charge-offs less $801,000 in loan recoveries and $183,000 in deposit overdraft recoveries resulting in $3,023,000 of net charge-offs. Primary causes of the loan charges taken in the fourth quarter of 2012 were gross charge-offs of $640,000 on nine residential real estate loans, $1,449,000 on 14 commercial real estate loans, $1,518,000 on 36 home equity lines and loans, $66,000 on 23 other consumer loans, $49,000 on eight C&I loans, $44,000 on two residential construction loans, and $32,000 on a single commercial construction loan.

The $1,425,000 in charge-offs the bank took in its commercial real estate portfolio was primarily comprised of a $510,000 charge on a loan secured by a commercial warehouse in central California. The remaining $915,000 was spread over 12 loans spread throughout the Company’s footprint.

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

During the three month period ended March 31, 2012, the Company converted to a loss migration analysis to determine the formula allowance. Under this method, the Company reviewed the loss experience of each quarter over the previous three years and determined an annualized loss rate by loan category as well as risk rating at the beginning of each period reviewed. A weighted average was then applied to arrive at the average annualized loss rate for each loan category and risk rating, which was then applied against the net recorded investment for all loans by category and risk rating not classified as impaired. The effect of this change in methodology resulted in a net reduction in formula allowance required of $3,296,000. This loss migration approach was promoted by regulatory agencies and implemented by the Company during the three month period ended March 31, 2012 as this was the first period in which sufficient historical data could be compiled to support the analysis.

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

The Components of the Allowance for Loan Losses

The following table sets forth the Bank’s allowance for loan losses as of the dates indicated (dollars in thousands):

	December 31,
	2012	2011	2010	2009	2008
Allowance for originated and PNCI loan losses:
Specific allowance	$4,505	$5,993	$6,945	$8,627	$5,850
Formula allowance	29,314	32,023	31,070	23,361	17,989
Environmental factors allowance	3,919	3,687	2,948	3,485	3,751

Allowance for originated and PNCI loan losses	37,738	41,703	40,963	35,473	27,590
Allowance for PCI loan losses	4,910	4,211	1,608	—	—

Allowance for loan losses	$42,648	$45,914	$42,571	$35,473	$27,590

Allowance for loan losses to loans	2.73%	2.96%	3.00%	2.37%	1.73%

Based on the current conditions of the loan portfolio, management believes that the $42,648,000 allowance for loan losses at December 31, 2012 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for loan losses between loan types:

	December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Real estate mortgage	$12,305	$15,621	$15,707	$7,689	$10,967
Consumer	23,461	20,506	17,779	17,026	8,470
Commercial	4,703	6,545	5,991	6,958	7,002
Real estate construction	2,179	3,242	3,094	3,800	1,151

Total allowance for loan losses	$42,648	$45,914	$42,571	$35,473	$27,590

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total allowance for loan losses:

	December 31,
	2012	2011	2010	2009	2008
Real estate mortgage	28.9%	34.0%	36.9%	21.7%	50.5%
Consumer	55.0%	44.7%	41.8%	48.0%	32.3%
Commercial	11.0%	14.2%	14.1%	19.6%	11.9%
Real estate construction	5.1%	7.1%	7.2%	10.7%	5.3%

Total allowance for loan losses	100.0%	100.0%	100.0%	100.0%	100.0%

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total loans:

	December 31,
	2012	2011	2010	2009	2008
Real estate mortgage	1.22%	1.62%	1.88%	0.91%	1.31%
Consumer	6.08%	5.05%	4.49%	3.97%	1.77%
Commercial	3.47%	4.70%	4.18%	4.24%	3.68%
Real estate construction	6.59%	8.18%	6.89%	6.47%	1.38%

Total allowance for loan losses	2.73%	2.96%	3.00%	2.37%	1.73%

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the years indicated (dollars in thousands):

	Year ended December 31,
	2012	2011	2010	2009	2008
Allowance for loan losses:
Balance at beginning of period	$45,914	$42,571	$35,473	$27,590	$17,331
Provision for loan losses	9,423	23,060	37,458	31,450	20,950
Loans charged off:
Real estate mortgage:
Residential	(1,558)	(1,655)	(1,498)	(583)	(691)
Commercial	(3,457)	(4,451)	(8,281)	(1,223)	(18)
Consumer:
Home equity lines	(8,042)	(9,746)	(11,221)	(7,487)	(2,942)
Home equity loans	(385)	(789)	(1,339)	(656)	(409)
Auto indirect	(83)	(427)	(1,403)	(2,806)	(2,710)
Other consumer	(1,202)	(1,158)	(1,687)	(1,238)	(1,237)
Commercial	(1,251)	(2,534)	(3,539)	(3,219)	(709)
Construction:
Residential	(406)	(634)	(4,666)	(7,737)	(3,203)
Commercial	(100)	(653)	(94)	(89)	—

Total loans charged off	(16,484)	(22,047)	(33,728)	(25,038)	(11,919)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	147	126	2	40	—
Commercial	1,020	127	1,456	71	58
Consumer:
Home equity lines	398	573	138	98	13
Home equity loans	100	45	15	—	—
Auto indirect	215	379	505	484	441
Other consumer	860	839	816	677	685
Commercial	643	173	205	71	31
Construction:
Residential	412	28	231	30	—
Commercial	—	40	—	—	—

Total recoveries of previously charged off loans	3,795	2,330	3,368	1,471	1,228

Net charge-offs	(12,689)	(19,717)	(30,360)	(23,567)	(10,691)

Balance at end of period	$42,648	$45,914	$42,571	$35,473	$27,590

Reserve for unfunded commitments:
Balance at beginning of period	$2,740	$2,640	$3,640	$2,565	$2,090
Provision for losses – unfunded commitments	875	100	(1,000)	1,075	475

Balance at end of period	$3,615	$2,740	$2,640	$3,640	$2,565

Balance at end of period:
Allowance for loan losses	$42,648	$45,914	$42,571	$35,473	$27,590
Reserve for unfunded commitments	3,615	2,740	2,640	3,640	2,565

Allowance for loan losses and reserve for unfunded commitments	$46,263	$48,654	$45,211	$39,113	$30,155

As a percentage of total loans at end of period:
Allowance for loan losses	2.73%	2.96%	3.00%	2.37%	1.73%
Reserve for unfunded commitments	0.23%	0.18%	0.18%	0.24%	0.16%

Allowance for loan losses and reserve for unfunded commitments	2.96%	3.14%	3.18%	2.61%	1.89%

Average total loans	$1,552,540	$1,442,821	$1,464,606	$1,542,147	$1,549,014
Ratios:
Net charge-offs during period to average loans outstanding during period	0.82%	1.37%	2.07%	1.53%	0.69%
Provision for loan losses to average loans outstanding	0.61%	1.60%	2.56%	2.04%	1.35%
Allowance for loan losses to loans at year end	2.73%	2.96%	3.00%	2.37%	1.73%

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the years indicated (dollars in thousands):

(dollars in thousands):	Balance at December 31, 2012	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at December 31, 2011
Noncovered:
Land & Construction	$1,676	—	—	$(3,549)	$(587)	$778	—	$5,034
Residential real estate	1,742	—	$833	(5,452)	(336)	3,507	—	3,190
Commercial real estate	2,539	—	(75)	(5,775)	(344)	3,689	—	5,044

Total noncovered	5,957	—	758	(14,776)	(1,267)	7,974	—	13,268

Covered:
Land & Construction	712	—	—	(779)	(308)	—	—	1,799
Residential real estate	—	—	—	(121)	(59)	—	—	180
Commercial real estate	829	—	225	(795)	(94)	408	—	1,085

Total covered	1,541	—	225	(1,695)	(461)	408	—	3,064

Total foreclosed assets	$7,498	—	$983	$(16,471)	$(1,728)	$8,382	—	$16,332

(dollars in thousands):	Balance at December 31, 2011	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at December 31, 2010
Noncovered:
Land & Construction	$5,034	$4,027	—	$(735)	$(802)	$333	—	$2,211
Residential real estate	3,190	442	—	(3,816)	(318)	4,433	—	2,449
Commercial real estate	5,044	3,943	—	(1,243)	(139)	2,143	—	340

Total noncovered	13,268	8,412	—	(5,794)	(1,259)	6,909	—	5,000

Covered:
Land & Construction	1,799	—	9	(917)	(334)	25	—	3,016
Residential real estate	180	—	—	—	(6)	—	—	186
Commercial real estate	1,085	—	—	(241)	(385)	—	—	1,711

Total covered	3,064	—	9	(1,158)	(725)	25	—	4,913

Total foreclosed assets	$16,332	$8,412	$9	$(6,952)	$(1,984)	$6,934	—	$9,913

Premises and Equipment

Premises and equipment were comprised of:

	December 31, 2012	December 31, 2011
	(In thousands)
Land & land improvements	$5,929	$4,400
Buildings	23,090	20,251
Furniture and equipment	25,877	24,291

	54,896	48,942
Less: Accumulated depreciation	(32,101)	(30,241)

	22,795	18,701
Construction in progress	4,190	1,192

Total premises and equipment	$26,985	$19,893

During the year ended December 31, 2012, premises and equipment increased $7,092,000 due to purchases of $10,792,000, that were partially offset by depreciation of $3,250,000 and disposals of premises and equipment with net book value of $450,000. Included in the $10,792,000 of purchases during the year ended December 31, 2012 is $4,408,000 related to the Company’s new campus and operations center in Chico, CA. As of December 31, 2012 the campus and operations center had a cost basis, included in construction in progress, as follows: land & land improvements $427,000, building $4,987,000, and furniture and equipment $186,000. Upon its estimated completion in the second quarter of 2013, the campus and operations center is expected to have an approximate cost basis as follows: land & land improvements $427,000, building $6,816,000, and furniture and equipment $2,075,000.

Intangible Assets

Intangible assets at December 31, 2011 and 2010 were comprised of the following:

	December 31,
	2012	2011
	(dollars in thousands)
Core-deposit intangible	$1,092	$1,301
Goodwill	15,519	15,519

Total intangible assets	$16,611	$16,820

The core-deposit intangible assets resulted from the Bank’s acquisition of Citizens in 2011, Granite in 2010, and the 2003 acquisition of North State National Bank. The core-deposit intangible related to the North State National Bank acquisition became fully amortized in 2011. The goodwill intangible asset resulted from the North State National Bank acquisition. Amortization of core deposit intangible assets amounting to $209,000, $177,000, and $307,000 was recorded in 2012, 2011, and 2010, respectively.

Deposits

Deposits at December 31, 2012 increased $99,166,000 (4.5%) over the 2011 year-end balances to $2,289,702,000. All categories of deposits were up in 2012 with the exception of money market accounts and time certificates. Included in the December 31, 2012 certificate of deposit balances is $5,000,000 from the State of California.

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

Interest Rate Risk Simulation of Net Interest Income and Net Income as of December 31, 2012

Change in Interest Rates (Basis Points)	Estimated Change in Net Interest Income (NII) (as % of “flat” NII)
+200 (ramp)	3.39%
+100 (ramp)	1.54%
+ 0 (flat)	—
-100 (ramp)	(1.08%)

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

The following table summarizes the effect on market value of equity due to changing interest rates as measured against a flat rate (no change) scenario:

Interest Rate Risk Simulation of Market Value of Equity as of December 31, 2012

Change in Interest Rates (Basis Points)	Estimated Change in Market Value of Equity (MVE) (as % of “flat” MVE)
+200 (shock)	13.05%
+100 (shock)	7.46%
+ 0 (flat)	—
-100 (shock)	(18.74%)

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

The following interest rate sensitivity table shows the Bank’s repricing gaps as of December 31, 2012. In this table transaction deposits, which may be repriced at will by the Bank, have been included in the less than 3-month category. The inclusion of all of the transaction deposits in the less than 3-month repricing category causes the Bank to appear liability sensitive. Because the Bank may reprice its transaction deposits at will, transaction deposits may or may not reprice immediately with changes in interest rates.

Due to the limitations of gap analysis, as described above, the Bank does not actively use gap analysis in managing interest rate risk. Instead, the Bank relies on the more sophisticated interest rate risk simulation model described above as its primary tool in measuring and managing interest rate risk.

Interest Rate Sensitivity – December 31, 2012

	Repricing within:
(dollars in thousands)	Less than 3 months	3 - 6 months	6 - 12 months	1 - 5 years	Over 5 years
Interest-earning assets:
Cash at Federal Reserve and other banks	$667,813	—	—	—	—
Securities	17,033	$14,837	$27,361	$76,088	$27,708
Loans	504,818	86,607	139,620	675,299	158,479

Total interest-earning assets	1,189,664	101,444	166,981	751,387	$186,187

Interest-bearing liabilities
Transaction deposits	1,266,389	—	—	—	—
Time	118,426	69,687	70,594	79,773	—
Other borrowings	9,197	—	—	—	—
Junior subordinated debt	41,238	—	—	—	—

Total interest-bearing liabilities	$1,435,250	$69,687	$70,594	$79,773	—

Interest sensitivity gap	$(245,586)	$31,757	$96,387	$671,614	$186,187
Cumulative sensitivity gap	$(245,586)	$(213,829)	$(117,442)	$554,172	$740,359
As a percentage of earning assets:
Interest sensitivity gap	(10.3%)	1.3%	4.0%	28.0%	7.8%
Cumulative sensitivity gap	(10.3%)	(8.9%)	(4.9%)	23.1%	30.9%

Liquidity

Liquidity refers to the Bank’s ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet. Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Consolidated Statement of Cash Flows. Net cash provided by investing activities totaled approximately $24,823,000 in 2012. A net decrease in investment balances and proceeds from the sale of other real estate owned were the major sources of funds in this category.

Liquidity may also be generated from liabilities through deposit growth and borrowings. These activities are included under financing activities in the Consolidated Statement of Cash Flows. In 2012, financing activities provide funds totaling $30,315,000 due mainly to a $99,166,000 increase in deposit balances. Dividends paid and a decrease in short-term other borrowings used $5,757,000 and $63,344,000 of funds, respectively. The Bank also had available correspondent banking lines of credit totaling $5,000,000 at December 31, 2012. In addition, at December 31, 2012, the Company had loans and securities available to pledge towards future borrowings from the Federal Home Loan Bank and the Federal Reserve Bank of up to $507,404,000 and $88,050,000, respectively. As of December 31, 2012, the Company had $9,197,000 of other borrowings as described in Note 16 of the consolidated financial statements of the Company and the related notes at Item 8 of this report. While these sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided or used through the results of operating activities. In 2012, operating activities provided cash of $56,486,000.

The Bank classifies its entire investment portfolio as available for sale (AFS). The AFS securities plus cash and cash equivalents in excess of reserve requirements totaled $880,332,000 at December 31, 2012, which was 33.7% of total assets at that time. This was up from $846,355,000 and 33.1% at the end of 2011.

It is anticipated that loan demand may remain weak during 2013, although such demand will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to interest rates. The growth of deposit balances is subject to heightened competition, the success of the Company’s sales efforts, delivery of superior customer service and market conditions. The reduction in the federal funds rate and various Federal Reserve interest rate manipulation efforts have resulted in historic low short-term and long-term interest rates, which could impact deposit volumes in the future. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, to reduce short-term borrowings or purchase investment securities. However, due to concerns such as uncertainty in the general economic environment, competition and political uncertainty, loan demand and levels of customer deposits are not certain.

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

The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in the following table. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available. The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank’s option. At December 31, 2012, 2011 and 2010, the Bank had $5,000,000, $5,000,000 and $5,000,000, respectively, of these State deposits.

Certificates of Deposit in Denominations of $100,000 or More

	Amounts as of December 31,
(dollars in thousands)	2012	2011	2010
Time remaining until maturity:
Less than 3 months	$73,180	$82,497	$91,208
3 months to 6 months	32,384	49,613	49,976
6 months to 12 months	34,311	46,446	54,316
More than 12 months	40,320	41,818	40,491

Total	$180,195	$220,374	$235,991

Loan demand also affects the Bank’s liquidity position. The following table presents the maturities of loans, net of deferred loan costs, at December 31, 2012:

	Within One Year	After One But Within 5 Years	After 5 Years	Total
	(dollars in thousands)
Loans with predetermined interest rates:
Real estate mortgage	$50,582	$115,439	$158,386	$324,407
Consumer	13,304	31,418	30,143	74,865
Commercial	11,499	26,735	2,388	40,622
Real estate construction	7,790	2,539	8,722	19,051

	$83,175	$176,131	$199,639	$458,945

Loans with floating interest rates:
Real estate mortgage	$47,686	$173,515	$464,522	$685,723
Consumer	1,627	7,534	302,085	311,246
Commercial	66,173	22,170	6,563	94,906
Real estate construction	3,031	7,558	3,414	14,003

	$118,517	$210,777	$776,584	$1,105,878

Total loans	$201,692	$386,908	$976,223	$1,564,823

The maturity distribution and yields of the investment portfolio at December 31, 2012 is presented in the following table. The timing of the maturities indicated in the table below is based on final contractual maturities. Most mortgage-backed securities return principal throughout their contractual lives. As such, the weighted average life of mortgage-backed securities based on outstanding principal balance is usually significantly shorter than the final contractual maturity indicated below. Yields on tax exempt securities are shown on a tax equivalent basis. At December 31, 2012, the Bank had no held-to-maturity securities.

	Within One Year		After One Year but Through Five Years		After Five Years but Through Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities Available-for-Sale	(dollars in thousands)
Obligations of US government corporations and agencies	$1,046	4.55%	$4,117	4.33%	$44,843	2.75%	$101,695	3.94%	$151,701	3.60%
Obligations of states and political subdivisions	2,236	7.66%	—	—	5,613	7.10%	1,572	6.70%	9,421	7.16%
Corporate bonds	—	—	1,905	1.84%	—	—	—	—	1,905	1.84%

Total securities available-for-sale	$3,282	6.67%	$6,022	3.52%	$50,456	3.24%	$103,267	3.98%	$163,027	3.63%

Off-Balance Sheet Items

The Bank has certain ongoing commitments under operating and capital leases. See Note 18 of the financial statements at Item 8 of this report for the terms. These commitments do not significantly impact operating results. As of December 31, 2012 commitments to extend credit and commitments related to the Bank’s deposit overdraft privilege product were the Bank’s only financial instruments with off-balance sheet risk. The Bank has not entered into any material contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $560,159,000 and $534,370,000 at December 31, 2012 and 2011, respectively, and represent 35.8% of the total loans outstanding at year-end 2012 versus 34.5% at December 31, 2011. Commitments related to the Bank’s deposit overdraft privilege product totaled $69,675,000 and $61,623,000 at December 31, 2012 and 2011, respectively.

Certain Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of December 31, 2012:

(dollars in thousands)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Other collateralized borrowings, fixed rate of 0.05% payable on January 2, 2013	$9,197	$9,197	—	—	—
Junior subordinated debt(2)	20,619	—	—	—	20,619
Junior subordinated debt(3)	20,619	—	—	—	20,619
Operating lease obligations	9,608	2,772	3,953	1,571	1,312
Deferred compensation(1)	8,442	1,096	2,125	1,682	3,539
Supplemental retirement plans(1)	3,450	472	772	690	1,516
Construction contract(4)	4,154	4,154	—	—	—

Total contractual obligations	$76,089	$17,691	$6,850	$3,943	$47,605

(1)	These amounts represent known certain payments to participants under the Company’s deferred compensation and supplemental retirement plans. See Note 25 in the financial statements at Item 8 of this report for additional information related to the Company’s deferred compensation and supplemental retirement plan liabilities.
(2)	Junior subordinated debt, adjustable rate of three-month LIBOR plus 3.05%, callable in whole or in part by the Company on a quarterly basis beginning October 7, 2008, matures October 7, 2033.
(3)	Junior subordinated debt, adjustable rate of three-month LIBOR plus 2.55%, callable in whole or in part by the Company on a quarterly basis beginning July 23, 2009, matures July 23, 2034.
(4)	This amount represents estimated amounts to be paid under a contract to construct the Company’s new campus and operations facility. See “Premises and Equipment” under Item 7 of this report and Note 18 in the financial statements at Item 8 of this report for additional information related to the contractual commitment related to the construction of the Company’s new campus and operations facility.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” under Item 7 of this report which is incorporated herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRICO BANCSHARES

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2012	2011
	(in thousands, except share data)
Assets:
Cash and due from banks	$81,086	$73,652
Cash at Federal Reserve and other banks	667,813	563,623

Cash and cash equivalents	748,899	637,275
Securities available-for-sale	163,027	229,223
Restricted equity securities	9,647	10,610
Loans held for sale	12,053	10,219
Loans	1,564,823	1,551,032
Allowance for loan losses	(42,648)	(45,914)

Total loans, net	1,522,175	1,505,118
Foreclosed assets, net	7,498	16,332
Premises and equipment, net	26,985	19,893
Cash value of life insurance	50,582	50,403
Accrued interest receivable	6,636	7,312
Goodwill	15,519	15,519
Other intangible assets, net	1,092	1,301
Mortgage servicing rights	4,552	4,603
Indemnification asset	1,997	4,405
Other assets	38,607	43,384

Total assets	$2,609,269	$2,555,597

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$684,833	$541,276
Interest-bearing	1,604,869	1,649,260

Total deposits	2,289,702	2,190,536
Accrued interest payable	1,036	1,674
Reserve for unfunded commitments	3,615	2,740
Other liabilities	35,122	30,427
Other borrowings	9,197	72,541
Junior subordinated debt	41,238	41,238

Total liabilities	2,379,910	2,339,156

Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding:
16,000,838 at December 31, 2012	85,561
15,978,958 at December 31, 2011		84,079
Retained earnings	141,639	128,551
Accumulated other comprehensive income, net of tax	2,159	3,811

Total shareholders’ equity	229,359	216,441

Total liabilities and shareholders’ equity	$2,609,269	$2,555,597

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$100,496	$92,691	$93,073
Debt securities:
Taxable	6,072	8,733	10,007
Tax exempt	428	524	700
Dividends	105	27	32
Interest bearing cash at
Federal Reserve and other banks	1,615	1,007	760

Total interest and dividend income	108,716	102,982	104,572

Interest expense:
Deposits	4,416	6,559	10,447
Other borrowings	1,604	2,420	2,412
Junior subordinated debt	1,324	1,259	1,274

Total interest expense	7,344	10,238	14,133

Net interest income	101,372	92,744	90,439

Provision for loan losses	9,423	23,060	37,458

Net interest income after provision for loan losses	91,949	69,684	52,981

Noninterest income:
Service charges and fees	23,925	23,944	23,100
Gain on sale of loans	6,810	3,037	3,647
Commissions on sale of non-deposit investment products	3,209	2,105	1,209
Increase in cash value of life insurance	1,820	1,885	1,847
Bargain purchase gain	—	7,575	232
Other	2,216	4,267	2,660

Total noninterest income	37,980	42,813	32,695

Noninterest expense:
Salaries and related benefits	49,952	44,203	40,105
Other	48,046	38,512	37,100

Total noninterest expense	97,998	82,715	77,205

Income before income taxes	31,931	29,782	8,471

Provision for income taxes	12,937	11,192	2,466

Net income	$18,994	$18,590	$6,005

Earnings per share:
Basic	$1.19	$1.17	$0.38
Diluted	$1.18	$1.16	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Net income	$18,994	$18,590	$6,005
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains onsecurities arising during the period	(1,216)	1,504	(24)
Change in minimum pension liability	(2)	1,140	(943)
Change in joint beneficiary agreement liability	(434)	(143)	(1)

Other comprehensive (loss) income	(1,652)	2,501	(968)

Comprehensive income	$17,342	$21,091	$5,037

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2011, 2010 and 2009

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in thousands, except share data)
Balance at December 31, 2009	15,787,753	$79,508	$118,863	$2,278	$200,649
Net income			6,005		6,005
Other comprehensive loss				(968)	(968)
Stock option vesting		800			800
Stock options exercised	146,403	1,229			1,229
Tax benefit of stock options exercised		390			390
Repurchase of common stock	(74,018)	(373)	(991)		(1,364)
Dividends paid ($0.40 per share)			(6,344)		(6,344)

Balance at December 31, 2010	15,860,138	$81,554	$117,533	$1,310	$200,397
Net income			18,590		18,590
Other comprehensive income				2,501	2,501
Stock option vesting		830			830
Stock option forfeiture		(114)			(114)
Stock options exercised	296,250	2,428			2,428
Tax benefit of stock options exercised		296			296
Repurchase of common stock	(177,430)	(915)	(1,830)		(2,745)
Dividends paid ($0.36 per share)			(5,742)		(5,742)

Balance at December 31, 2011	15,978,958	$84,079	$128,551	$3,811	$216,441
Net income			18,994		18,994
Other comprehensive loss				(1,652)	(1,652)
Stock option vesting		1,083			1,083
Stock options exercised	36,000	430			430
Tax benefit of stock options exercised		44			44
Repurchase of common stock	(14,120)	(75)	(149)		(224)
Dividends paid ($0.36 per share)			(5,757)		(5,757)

Balance at December 31, 2012	16,000,838	$85,561	$141,639	$2,159	$229,359

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Operating activities:
Net income	$18,994	$18,590	$6,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	4,292	3,309	3,492
Amortization of intangible assets	209	177	307
Provision for loan losses	9,423	23,060	37,458
Amortization of investment securities premium, net	1,151	1,435	1,185
Originations of loans for resale	(225,602)	(119,855)	(179,504)
Proceeds from sale of loans originated for resale	238,352	116,556	181,259
Gain on sale of loans	(6,810)	(3,037)	(3,647)
Change in market value of mortgage servicing rights	2,016	1,107	1,029
Provision for losses on foreclosed assets	1,728	1,984	1,522
Gain on sale of foreclosed assets	(786)	(680)	(562)
Loss on disposal of fixed assets	420	15	58
Increase in cash value of life insurance	(1,820)	(1,885)	(1,847)
Gain on life insurance death benefit	(675)	(789)	—
Proceeds from life insurance death benefit	4,423	—	—
Stock option vesting expense	1,083	830	800
Stock option excess tax benefits	(44)	(296)	(390)
Bargain purchase gain	—	(7,575)	(232)
Deferred income tax benefit	(384)	(1,691)	(4,867)
Change in:
Reserve for unfunded commitments	875	100	(1,000)
Interest receivable	676	(181)	632
Interest payable	(638)	(477)	(1,463)
Other assets and liabilities, net	9,603	967	10,951

Net cash from operating activities	56,486	31,664	51,186

Investing activities:
Proceeds from maturities of securities available-for-sale	76,764	84,016	92,427
Purchases of securities available-for-sale	(13,815)	(25,456)	(156,348)
Redemption of restricted equity securities, net	963	449	837
Loan principal (increases) decreases, net	(44,601)	9,363	102,890
Proceeds from sale of premises and equipment	30	1	6
Improvement of foreclosed assets	(983)	—	(139)
Proceeds from sale of other real estate owned	17,257	7,632	5,172
Purchases of premises and equipment	(10,792)	(3,350)	(3,156)
Cash received from acquisitions	—	80,706	18,764

Net cash from investing activities	24,823	153,361	60,453

Financing activities:
Net increase (decrease) in deposits	99,166	98,464	(71,340)
Net change in other borrowings	(63,344)	(11,517)	(9,733)
Stock option excess tax benefits	44	296	390
Repurchase of common stock	—	(753)	(338)
Dividends paid	(5,757)	(5,742)	(6,344)
Exercise of stock options	206	436	203

Net cash from financing activities	30,315	81,184	(87,162)

Net change in cash and cash equivalents	111,624	266,209	24,477

Cash and cash equivalents and beginning of year	637,275	371,066	346,589

Cash and cash equivalents at end of year	$748,899	$637,275	$371,066

Supplemental disclosure of noncash activities:
Unrealized (loss) gain on securities available for sale	$(2,096)	$2,594	$(41)
Loans transferred to foreclosed assets	8,382	6,943	7,690
Loans transferred to held-for-sale	9,739	—	—
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	224	1,992	1,026
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	7,982	10,715	15,596
Cash paid for income taxes	10,995	16,625	2,825
Assets acquired in acquisition	—	270,304	100,282
Liabilities assumed in acquisition	—	$262,729	$100,050

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

Note 1—Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

TriCo Bancshares is a California corporation organized to act as a bank holding company for Tri Counties Bank. The Bank is a state-chartered financial institution that is engaged in the general commercial banking business in the California counties of Butte, Contra Costa, Del Norte, Fresno, Glenn, Kern, Lake, Lassen, Madera, Mendocino, Merced, Napa, Nevada, Placer, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare, Yolo and Yuba. Tri Counties Bank currently operates from 41 traditional branches and 25 in-store branches. The Company also formed two subsidiary business trusts, TriCo Capital Trust I and TriCo Capital Trust II (collectively, the Trusts), to issue trust preferred securities.

The consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States of America and general practices in the banking industry. The financial statements include the accounts of the Company. All inter-company accounts and transactions have been eliminated in consolidation. For financial reporting purposes, the Company’s investments in the Trusts of $1,238,000 are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the Trusts are reflected as debt on the Company’s consolidated balance sheet.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, investments, intangible assets, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The allowance for loan losses, indemnification asset, foreclosed assets, goodwill and other intangible assets, income taxes, fair value of assets acquired and liabilities assumed in business combinations, and the valuation of mortgage servicing rights are the only accounting estimates that materially affect the Company’s consolidated financial statements.

As described in Note 2, the Bank assumed the banking operations of two failed financial institutions from the FDIC under whole bank purchase agreements. The acquired assets and assumed liabilities were measured at estimated fair value values under the acquisition method of accounting. The Company made significant estimates and exercised significant judgment in accounting for the acquisitions. The Company determined loan fair values based on loan file reviews, loan risk ratings, appraised collateral values, expected cash flows and historical loss factors. Foreclosed assets were primarily valued based on appraised values of the repossessed loan collateral. An identifiable intangible was also recorded representing the fair value of the core deposit customer base based on an evaluation of the cost of such deposits relative to alternative funding sources. The fair value of time deposits and borrowings were determined based on the present value of estimated future cash flows using current rates as of the acquisition date.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Net cash flows are reported for loan and deposit transactions and other borrowings.

Investment Securities

The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. During the years ended December 31, 2012 and 2011, the Company did not have any securities classified as either held-to-maturity or trading. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of other accumulated comprehensive income in shareholders’ equity until realized. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold.

The Company assesses other-than-temporary impairment (“OTTI”) based on whether it intends to sell a security or if it is likely that the Company would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. No OTTI losses were recognized during the years ended December 31, 2012, 2011, and 2010.

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

Loans and Allowance for Loan Losses

Loans originated by the Company, i.e., not purchased or acquired in a business combination, are referred to as originated loans. Originated loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal amount outstanding, net of deferred loan fees and costs. Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loan’s yield over the actual life of the loan. Originated loans on which the accrual of interest has been discontinued are designated as nonaccrual loans.

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

An allowance for loan losses for originated loans is established through a provision for loan losses charged to expense. The allowance is maintained at a level which, in management’s judgment, is adequate to absorb probable incurred credit losses inherent in the loan portfolio as of the balance sheet date. Originated loans and deposit related overdrafts are charged against the allowance for loan losses when Management believes that the collectability of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. The allowance is an amount that Management believes will be adequate to absorb probable losses inherent in existing loans and leases, based on evaluations of the collectability, impairment and prior loss experience of loans and leases. The evaluations take into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. The Company defines an originated loan as impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired originated loans are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

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

Credit risk is inherent in the business of lending. As a result, the Company maintains an allowance for loan losses to absorb incurred losses inherent in the Company’s originated loan portfolio. This is maintained through periodic charges to earnings. These charges are included in the Consolidated Statements of Income as provision for loan losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance. However, for a variety of reasons, not all losses are immediately known to the Company and, of those that are known, the full extent of the loss may not be quantifiable at that point in time. The balance of the Company’s allowance for originated loan losses is meant to be an estimate of these unknown but probable losses inherent in the portfolio.

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

Loans purchased or acquired in a business combination are referred to as acquired loans. Acquired loans are valued as of the acquisition date in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 805, Business Combinations. Loans acquired with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are referred to as purchased credit impaired (PCI) loans. PCI loans are accounted for under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under FASB ASC Topic 805 and FASB ASC Topic 310-30, PCI loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date. Fair value is defined as the present value of the future estimated principal and interest payments of the loan, with the discount rate used in the present value calculation representing the estimated effective yield of the loan. Default rates, loss severity, and prepayment speed assumptions are periodically reassessed and our estimate of future payments is adjusted accordingly. The difference between contractual future payments and estimated future payments is referred to as the nonaccretable difference. The difference between estimated future payments and the present value of the estimated future payments is referred to as the accretable yield. The accretable yield represents the amount that is expected to be recorded as interest income over the remaining life of the loan. If after acquisition, the Company determines that the estimated future cash flows of a PCI loan are expected to be more than originally estimated, an increase in the discount rate (effective yield) would be made such that the newly increased accretable yield would be recognized, on a level yield basis, over the remaining estimated life of the loan. If, after acquisition, the Company determines that the estimated future cash flows of a PCI loan are expected to be less than previously estimated, the discount rate would first be reduced until the present value of the reduced cash flow estimate equals the previous present value however, the discount rate may not be lowered below its original level at acquisition. If the discount rate has been lowered to its original level and the present value has not been sufficiently lowered, an allowance for loan loss would be established through a provision for loan losses charged to expense to decrease the present value to the required level. If the estimated cash flows improve after an allowance has been established for a loan, the allowance may be partially or fully reversed depending on the improvement in the estimated cash flows. Only after the allowance has been fully reversed may the discount rate be increased. PCI loans are put on nonaccrual status when cash flows cannot be reasonably estimated. PCI loans on nonaccrual status are accounted for using the cost recovery method or cash basis method of income recognition. PCI loans are charged off when evidence suggests cash flows are not recoverable. Foreclosed assets from PCI loans are recorded in foreclosed assets at fair value with the fair value at time of foreclosure representing cash flow from the loan. ASC 310-30 allows PCI loans with similar risk characteristics and acquisition time frame to be “pooled” and have their cash flows aggregated as if they were one loan. The Company elected to use the “pooled” method of ASC 310-30 for PCI – other loans in the acquisition of certain assets and liabilities of Granite Community Bank (“Granite”) and Citizens Bank of Northern California (“Citizens”).

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

As of December 31 of each year, goodwill is tested for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level. The Company may choose to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then goodwill is deemed not to be impaired. However, if the Company concludes otherwise, or if the Company elected not to first assess qualitative factors, then the Company performs the first step of a two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Currently, and historically, the Company is comprised of only one reporting unit that operates within the business segment it has identified as “community banking”. Goodwill was not impaired as of December 31, 2012 or 2011 because the fair value of the reporting unit exceeded its carrying value.

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

Indemnification Asset

The Company accounts for amounts receivable under loss-share agreements with the FDIC as indemnification assets in accordance with FASB ASC Topic 805, Business Combinations. FDIC indemnification assets are initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreements. The difference between the fair value and the undiscounted cash flows the Company expects to collect from the FDIC will be accreted into noninterest income over the life of the FDIC indemnification asset. FDIC indemnification assets are reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolios. These adjustments are measured on the same basis as the related covered loans and covered other real estate owned. Any increases in cash flow of the covered assets over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the covered assets under those expected will increase the FDIC indemnification asset. Increases and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income.

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

Income Taxes

The Company’s accounting for income taxes is based on an asset and liability approach. The Company recognizes the amount of taxes payable or refundable for the current year, and deferred tax assets and liabilities for the future tax consequences that have been recognized in its financial statements or tax returns. The measurement of tax assets and liabilities is based on the provisions of enacted tax laws. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. Interest and/or penalties related to income taxes are reported as a component of noninterest income.

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

The following table presents a reconciliation of the undiscounted contractual cash flows, nonaccretable difference, accretable yield, fair value, purchase discount, and principal balance of loans for the Granite loans as of the acquisition date. For PCI loans, the purchase discount does not necessarily represent cash flows to be collected as a portion of it is a nonaccretable difference:

Granite Loans May 28, 2010
(in thousands)	PCI - other
Undiscounted contractual cash flows	$99,179
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(11,226)

Undiscounted cash flows expected to be collected	87,953
Accretable yield at acquisition	(23,151)

Estimated fair value of loans acquired at acquisition	64,802
Purchase discount	13,189

Principal balance loans acquired	$77,991

Note 3—Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale	(in thousands)
Obligations of U.S. government corporations and agencies	$143,633	$8,068	—	$151,701
Obligations of states and political subdivisions	9,098	323	—	9,421
Corporate debt securities	1,862	43	—	1,905

Total securities available-for-sale	$154,593	$8,434	—	$163,027

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale	(in thousands)
Obligations of U.S. government corporations and agencies	$207,284	$10,100	—	$217,384
Obligations of states and political subdivision	9,561	467	—	10,028
Corporate debt securities	1,848	—	$(37)	1,811

Total securities available-for-sale	$218,693	$10,567	$(37)	$229,223

No investment securities were sold during 2012, 2011 or 2010. Investment securities with an aggregate carrying value of $66,911,000 and $110,763,000 at December 31, 2012 and 2011, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

The amortized cost and estimated fair value of debt securities at December 31, 2012 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2012, obligations of U.S. government corporations and agencies with a cost basis totaling $143,633,000 consist almost entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At December 31, 2012, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 3.1 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

	Amortized Cost	Estimated Fair Value
Investment Securities	(in thousands)
Due in one year	$3,155	$3,282
Due after one year through five years	5,705	6,022
Due after five years through ten years	48,567	50,456
Due after ten years	97,166	103,267

Totals	154,593	$163,027

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
(in thousands)
December 31, 2012
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

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2012, no debt securities representing obligations of U.S. government corporations and agencies had unrealized losses.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2012, no debt securities representing obligations of states and political subdivisions had unrealized losses.

Corporate debt securities: The unrealized losses on investments in corporate debt securities were caused by increases in required yields by investors in similar types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2012, no corporate debt securities had unrealized losses.

Note 4—Loans

A summary of loan balances follows (in thousands):

	December 31, 2012
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$121,255	$5,413	—	$5,016	$131,684
Commercial	775,124	72,090	$1,289	29,943	878,446

Total mortgage loan on real estate	896,379	77,503	1,289	34,959	1,010,130
Consumer:
Home equity lines of credit	311,671	16,788	7,612	5,954	342,025
Home equity loans	13,011	342	49	155	13,557
Auto Indirect	3,816	—	—	—	3,816
Other	24,263	2,418	—	32	26,713

Total consumer loans	352,761	19,548	7,661	6,141	386,111
Commercial	125,122	869	22	9,515	135,528
Construction:
Residential	11,877	—	—	6,582	18,459
Commercial	11,196	—	—	3,399	14,595

Total construction	23,073	—	—	9,981	33,054

Total loans, net of deferred loan fees	$1,397,335	$97,920	$8,972	$60,596	$1,564,823

Total principal balance of loans owed, net of charge-offs	$1,400,147	$111,286	$20,621	$75,277	$1,607,331
Unamortized net deferred loan fees	(2,812)	—	—	—	(2,812)
Discounts to principal balance of loans owed, net of charge-offs	—	(13,366)	(11,649)	(14,681)	(39,696)

Total loans, net of unamortized deferred loan fees	$1,397,335	$97,920	$8,972	$60,596	$1,564,823

Noncovered loans	$1,397,335	$97,920	$8,972	$18,708	$1,522,935
Covered loans	—	—	—	41,888	41,888

Total loans, net of unamortized deferred loan fees	$1,397,335	$97,920	$8,972	$60,596	$1,564,823

Allowance for loan losses	$(35,769)	$(1,969)	$(1,054)	$(3,856)	$(42,648)

A summary of loan balances follows (in thousands):

	December 31, 2011
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$118,320	$14,750	—	$6,516	$139,586
Commercial	699,682	93,428	—	33,226	826,336

Total mortgage loan on real estate	818,002	108,178	—	39,742	965,922
Consumer:
Home equity lines of credit	321,834	20,902	$8,615	5,954	357,305
Home equity loans	14,320	367	—	157	14,844
Auto Indirect	10,821	—	—	—	10,821
Other	20,270	3,041	—	49	23,360

Total consumer loans	367,245	24,310	8,615	6,160	406,330
Commercial	123,486	1,805	811	13,029	139,131
Construction:
Residential	13,908	—	—	8,214	22,122
Commercial	12,744	—	—	4,783	17,527

Total construction	26,652	—	—	12,997	39,649

Total loans, net of deferred loan fees	$1,335,385	$134,293	$9,426	$71,928	$1,551,032

Total principal balance of loans owed, net of charge-offs	$1,337,693	$152,549	$22,137	$94,660	$1,607,039
Unamortized net deferred loan fees	(2,308)	—	—	—	(2,308)
Discounts to principal balance of loans owed, net of charge-offs	—	(18,256)	(12,711)	(22,732)	(53,699)

Total loans, net of unamortized deferred loan fees	$1,335,385	$134,293	$9,426	$71,928	$1,551,032

Noncovered loans	$1,335,385	$134,293	$9,426	$22,857	$1,501,961
Covered loans	—	—	—	49,071	49,071

Total loans, net of unamortized deferred loan fees	$1,335,385	$134,293	$9,426	$71,928	$1,551,032

Allowance for loan loss	$(41,458)	$(245)	$(1,034)	$(3,177)	$(45,914)

The following is a summary of the change in accretable yield for PCI – other loans during the periods indicated (in thousands):

	Year ended December 31,
	2012	2011
Change in accretable yield:
Balance at beginning of period	$25,145	$17,717
Acquisitions	—	10,146
Accretion to interest income	(7,756)	(5,457)
Reclassification (to) from nonaccretable difference	4,948	2,739

Balance at end of period	$22,337	$25,145

Throughout these financial statements, and in particular in this Note 4 and Note 5, when we refer to “Loans” or “Allowance for loan losses” we mean all categories of loans, including Originated, PNCI, PCI – cash basis, and PCI – other. When we are not referring to all categories of loans, we will indicate which we are referring to – Originated, PNCI, PCI – cash basis, or PCI – other.

Note 5—Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses – Year Ended December 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Beginning balance	$2,404	$13,217	$18,258	$1,101	$215	$932	$6,545	$1,817	$1,425	$45,914
Charge-offs	(1,558)	(3,457)	(8,042)	(385)	(83)	(1,202)	(1,251)	(406)	(100)	(16,484)
Recoveries	147	1,020	398	100	215	860	643	412	—	3,795
Provision	2,530	(1,998)	10,753	339	(104)	106	(1,234)	(423)	(546)	9,423

Ending balance	$3,523	$8,782	$21,367	$1,155	$243	$696	$4,703	$1,400	$779	$42,648

Ending balance:
Individ. evaluated for impairment	$631	$515	$2,264	$81	$5	$47	$840	$11	$111	$4,505

Loans pooled for evaluation	$2,526	$8,026	$17,862	$995	$238	$649	$2,342	$430	$165	$33,233

Loans acquired with deteriorated credit quality	$366	$241	$1,241	$79	—	—	$1,521	$959	$503	$4,910

	Loans, net of unearned fees – As of December 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Ending balance:
Total loans	$131,684	$878,446	$342,025	$13,557	$3,816	$26,713	$135,528	$18,459	$14,595	$1,564,823

Individ. evaluated for impairment	$6,586	$71,077	$10,056	$528	$197	$121	$8,562	$3,596	$607	$101,330

Loans pooled for evaluation	$120,082	$776,137	$318,403	$12,825	$3,619	$26,560	$117,429	$8,281	$10,589	$1,393,925

Loans acquired with deteriorated credit quality	$5,016	$31,232	$13,566	$204	—	$32	$9,537	$6,582	$3,399	$69,568

	Allowance for Loan Losses – Year Ended December 31, 2011
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Beginning balance	$3,007	$12,700	$15,054	$795	$1,229	$701	$5,991	$1,824	$1,270	$42,571
Charge-offs	(1,655)	(4,451)	(9,746)	(789)	(427)	(1,158)	(2,534)	(634)	(653)	(22,047)
Recoveries	126	127	573	45	379	839	173	28	40	2,330
Provision	926	4,841	12,377	1,050	(966)	550	2,915	599	768	23,060

Ending balance	$2,404	$13,217	$18,258	$1,101	$215	$932	$6,545	$1,817	$1,425	$45,914

Ending balance:
Individ. evaluated for impairment	$460	$1,620	$2,365	$73	$29	$24	$193	$258	$971	$5,993

Loans pooled for evaluation	$1,750	$11,374	$14,531	$978	$186	$892	$4,618	$1,324	$57	$35,710

Loans acquired with deteriorated credit quality	$194	$223	$1,362	$50	—	$16	$1,734	$235	$397	$4,211

	Loans, net of unearned fees – As of December 31, 2011
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Ending balance:
Total loans	$139,586	$826,336	$357,305	$14,844	$10,821	$23,360	$139,131	$22,122	$17,527	$1,551,032

Individ. evaluated for impairment	$10,167	$71,893	$9,388	$661	$571	$109	$9,526	$5,627	$6,899	$114,841

Loans pooled for evaluation	$122,903	$721,217	$333,348	$14,026	$10,250	$23,202	$115,765	$8,281	$5,845	$1,354,837

Loans acquired with deteriorated credit quality	$6,516	$33,226	$14,569	$157	—	$49	$13,840	$8,214	$4,783	$81,354

	Allowance for Loan Losses – Year Ended December 31, 2010
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Beginning balance	$2,618	$5,071	$13,483	$940	$1,986	$616	$6,958	$2,067	$1,734	$35,473
Charge-offs	(1,498)	(8,281)	(11,221)	(1,339)	(1,403)	(1,687)	(3,539)	(4,666)	(94)	(33,728)
Recoveries	2	1,456	138	15	505	816	205	231	—	3,368
Provision	1,885	14,454	12,654	1,179	141	956	2,367	4,192	(370)	37,458

Ending balance	$3,007	$12,700	$15,054	$795	$1,229	$701	$5,991	$1,824	$1,270	$42,571

Ending balance:
Individ. evaluated for impairment	$1,654	$1,042	$2,933	$78	$239	$14	$590	$116	$279	$6,945

Loans pooled for evaluation	$1,348	$11,658	$12,097	$717	$991	$687	$4,334	$1,196	$990	$34,018

Loans acquired with deteriorated credit quality	$5	—	$24	—	—	—	$1,067	$512	—	$1,608

	Loans, net of unearned fees – As of December 31, 2010
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Ending balance:
Total loans	$130,487	$704,984	$337,809	$17,676	$24,657	$15,629	$143,413	$23,905	$21,011	$1,419,571

Individ. evaluated for impairment	$12,193	$54,808	$10,741	$770	$1,386	$83	$5,978	$6,923	$7,424	$100,306

Loans pooled for evaluation	$110,697	$624,437	$319,996	$16,906	$23,271	$15,546	$127,071	$12,519	$13,587	$1,264,030

Loans acquired with deteriorated credit quality	$7,597	$25,739	$7,072	—	—	—	$10,364	$4,463	—	$55,235

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

The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Credit Quality Indicators – As of December 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Originated loans:
Pass	$108,946	$686,593	$291,701	$11,892	$2,949	$23,154	$113,595	$7,744	$10,221	$1,256,795
Special mention	3,122	21,184	6,955	555	531	958	3,224	285	356	37,170
Substandard	9,187	67,347	13,015	564	336	151	8,303	3,848	619	103,370

Total originated	$121,255	$775,124	$311,671	$13,011	$3,816	$24,263	$125,122	$11,877	$11,196	$1,397,335

PNCI loans:
Pass	$4,968	$64,917	$15,915	$342	—	$2,240	$848	—	—	$89,230
Special mention	—	5,249	193	—	—	104	21	—	—	5,567
Substandard	436	1,924	680	—	—	74	—	—	—	3,114
Loss	9	—	—	—	—	—	—	—	—	9

Total PNCI	$5,413	$72,090	$16,788	$342	—	$2,418	$869	—	—	$97,920

PCI loans	$5,016	$31,232	$13,566	$204	—	$32	$9,537	$6,582	$3,399	$69,568

Total loans	$131,684	$878,446	$342,025	$13,557	$3,816	$26,713	$135,528	$18,459	$14,595	$1,564,823

	Credit Quality Indicators – As of December 31, 2011
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Originated loans:
Pass	$103,611	$574,167	$305,290	$13,478	$9,686	$19,871	$107,877	$6,872	$5,387	$1,146,239
Special mention	1,020	46,518	1,295	—	33	10	6,709	903	430	56,918
Substandard	13,689	78,997	15,249	842	1,102	389	8,900	6,133	6,927	132,228

Total originated	$118,320	$699,682	$321,834	$14,320	$10,821	$20,270	$123,486	$13,908	$12,744	$1,335,385

PNCI loans:
Pass	$14,576	$83,735	$20,053	$367	—	$3,034	$1,707	—	—	$123,472
Special mention	—	9,693	548	—	—	4	—	—	—	10,245
Substandard	174	—	301	—	—	3	98	—	—	576

Total PNCI	$14,750	$93,428	$20,902	$367	—	$3,041	$1,805	—	—	$134,293

PCI loans	$6,516	$33,226	$14,569	$157	—	$49	$13,840	$8,214	$4,783	$81,354

Total loans	$139,586	$826,336	$357,305	$14,844	$10,821	$23,360	$139,131	$22,122	$17,527	$1,551,032

Consumer loans, whether unsecured or secured by real estate, automobiles, or other personal property, are susceptible to three primary risks; non-payment due to income loss, over-extension of credit and, when the borrower is unable to pay, shortfall in collateral value. Typically non-payment is due to loss of job and will follow general economic trends in the marketplace driven primarily by rises in the unemployment rate. Loss of collateral value can be due to market demand shifts, damage to collateral itself or a combination of the two.

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

Problem C&I loans are generally identified by periodic review of financial information which may include financial statements, tax returns, rent rolls and payment history of the borrower (delinquency). Based on this information the Bank may decide to take any of several courses of action including demand for repayment, additional collateral or guarantors, and, when repayment becomes unlikely through borrower’s income and cash flow, repossession or foreclosure of the underlying collateral.

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

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of December 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Originated loan balance:
Past due:
30-59 Days	$1,702	$2,695	$3,371	$67	$77	$67	$1,848	$309	—	$10,136
60-89 Days	278	1,578	819	33	40	40	138	—	—	2,926
> 90 Days	674	13,829	3,395	217	79	14	4,782	42	$94	23,126

Total past due	$2,654	$18,102	$7,585	$317	$196	$121	$6,768	$351	$94	$36,188
Current	118,601	757,022	304,086	12,694	3,620	24,142	118,354	11,526	11,102	1,361,147

Total orig. loans	$121,255	$775,124	$311,671	$13,011	$3,816	$24,263	$125,122	$11,877	$11,196	$1,397,335

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$4,781	$37,220	$8,486	$465	$174	$49	$6,750	$3,312	$532	$61,769

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of December 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
PNCI loan balance:
Past due:
30-59 Days	$1,024	$500	$124	—	—	$31	—	—	—	$1,679
60-89 Days	—	—	63	—	—	—	—	—	—	63
> 90 Days	43	148	157	—	—	—	—	—	—	348

Total past due	$1,067	$648	$344	—	—	$31	—	—	—	$2,090
Current	4,346	71,442	16,444	$342	—	2,387	$869	—	—	95,830

Total PNCI loans	$5,413	$72,090	$16,788	$342	—	$2,418	$869	—	—	$97,920

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$113	$1,218	$403	—	—	$42	—	—	—	$1,776

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of December 31, 2011
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Originated loan balance:
Past due:
30-59 Days	$1,715	$7,509	$2,586	$52	$181	$46	$683	$921	—	$13,693
60-89 Days	750	1,171	2,629	281	56	153	1,334	92	—	6,466
> 90 Days	3,279	9,892	3,129	114	130	5	4,929	2,088	—	23,566

Total past due	5,744	18,572	8,344	447	367	204	6,946	3,101	—	43,725
Current	112,576	681,110	313,490	13,873	10,454	20,066	116,540	10,807	12,744	1,291,660

Total orig. loans	$118,320	$699,682	$321,834	$14,320	$10,821	$20,270	$123,486	$13,908	$12,744	$1,335,385

> 90 Days and still accruing	—	$500	—	—	—	—	—	—	—	$500

Nonaccrual loans	$8,525	$43,765	$8,307	$509	$509	$109	$7,257	$5,627	$667	$75,275

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of December 31, 2011
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
PNCI loan balance:
Past due:
30-59 Days	—	$118	$63	—	—	—	—	—	—	$181
60-89 Days	$76	—	39	—	—	—	—	—	—	115
> 90 Days	—	420	14	—	—	—	—	—	—	434

Total past due	76	538	116	—	—	—	—	—	—	730
Current	14,674	92,890	20,786	$367	—	$3,041	$1,805	—	—	133,563

Total PNCI loans	$14,750	$93,428	$20,902	$367	—	$3,041	$1,805	—	—	$134,293

> 90 Days and still accruing	—	$420	—	—	—	—	—	—	—	$420

Nonaccrual loans	—	—	$110	—	—	—	—	—	—	$110

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

	Impaired Originated Loans – As of December 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
With no related allowance recorded:
Recorded investment	$3,520	$66,031	$4,241	$361	$163	$19	$4,238	$3,554	$284	$82,411

Unpaid principal	$5,349	$70,709	$6,691	$781	$311	$40	$4,613	$8,227	$484	$97,205

Average recorded Investment	$6,329	$61,299	$4,311	$329	$263	$42	$7,500	$3,505	$517	$84,095

Interest income Recognized	$71	$2,513	$58	$1	$3	—	$73	$20	$10	$2,749

With an allowance recorded:
Recorded investment	$2,867	$3,258	$5,412	$167	$34	$30	$4,324	$42	$323	$16,457

Unpaid principal	$3,432	$3,556	$7,103	$396	$51	$32	$4,992	$42	$523	$20,127

Related allowance	$603	$352	$2,237	$81	$5	$12	$840	$11	$111	$4,252

Average recorded Investment	$3,890	$7,841	$6,331	$317	$102	$49	$2,800	$1,543	$6,570	$29,443

Interest income Recognized	$67	$129	$103	$16	$1	$1	$100	$6	$5	$428

	Impaired PNCI Loans – As of December 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
With no related allowance recorded:
Recorded investment	—	$1,468	$365	—	—	—	—	—	—	$1,833

Unpaid principal	—	$3,452	$586	—	—	—	—	—	—	$4,038

Average recorded Investment	$16	$2,097	$308	$11	—	$31	$11	—	—	$2,474

Interest income Recognized	—	$133	$5	—	—	—	—	—	—	$138

With an allowance recorded: Recorded investment	$199	$320	$38	—	—	$72	—	—	—	$629

Unpaid principal	$225	$331	$41	—	—	$76	—	—	—	$673

Related allowance	$28	$163	$27	—	—	$35	—	—	—	$253

Average recorded Investment	$213	$121	$148	—	—	$43	—	—	—	$525

Interest income Recognized	$9	$12	$1	—	—	$2	—	—	—	$24

	Impaired Originated Loans – As of December 31, 2011
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
With no related allowance recorded:
Recorded investment	$6,921	$61,205	$5,101	$224	$424	$39	$8,473	$1,809	$571	$84,767

Unpaid principal	$8,663	$72,408	$8,519	$528	$777	$56	$9,229	$2,857	$916	$103,953

Average recorded Investment	$6,557	$53,346	$5,228	$458	$569	$44	$6,687	$3,942	$3,590	$80,421

Interest income Recognized	$58	$2,235	$99	$7	$15	$2	$381	—	$4	$2,801

With anallowance recorded:
Recorded investment	$3,246	$10,688	$4,177	$350	$147	$70	$964	$3,818	$6,328	$29,788

Unpaid principal	$3,760	$11,094	$4,977	$666	$193	$75	$1,040	$8,698	$6,330	$36,833

Related allowance	$460	$1,613	$2,365	$73	$29	$24	$200	$258	$971	$5,993

Average recorded Investment	$4,611	$10,019	$4,770	$215	$407	$52	$1,023	$2,334	$3,578	$27,009

Interest income Recognized	$77	$588	$122	$3	$2	$2	$36	$(16)	$387	$1,201

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

With anallowance recorded:
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

At December 31, 2012, $57,223,000 of Originated loans were TDR and classified as impaired. The Company had obligations to lend $137,000 of additional funds on these TDR as of December 31, 2012. At December 31, 2012, $950,000 of PNCI loans were TDR and classified as impaired. The Company had no obligations to lend additional funds on these TDR as of December 31, 2012.

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

The following tables show certain information regarding Troubled Debt Restructurings (TDRs) that occurred during the periods indicated:

	TDR Information for the Year Ended December 31, 2012
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	4	15	11	—	—	1	9	3	—	43
Pre-mod outstanding principal balance	$822	$3,220	$1,598	—	—	$38	$1,105	$317	—	$7,098
Post-mod outstanding principal balance	$842	$3,402	$1,678	—	—	$38	$1,105	$328	—	$7,393
Financial impact due to TDR taken as additional provision	$(11)	$212	$60	—	—	—	$317	—	—	$578
Number that defaulted during the period	1	13	5	1	—	—	3	2	3	28
Recorded investment of TDRs that defaulted during the period	$112	$8,904	$500	$46	—	—	$1,238	$139	$256	$11,915
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	$(13)	$(1)	—	—	$50	—	—	$36

	TDR Information for the Year Ended December 31, 2011
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	14	37	14	4	2	—	30	5	4	110
Pre-mod outstanding principal balance	$2,403	$15,394	$2,261	$457	$40	—	$5,222	$1,421	$534	$27,732
Post-mod outstanding principal balance	$2,524	$15,514	$2,377	$481	$40	—	$5,312	$1,416	$534	$28,198
Financial impact due to TDR taken as additional provision	—	$258	29	—	—	—	$57	$7	—	$352
Number that defaulted during the period	3	5	—	—	4	—	6	2	—	20
Recorded investment of TDRs that defaulted during the period	$393	$917	—	—	$301	—	$720	$2,808	—	$5,139
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	$(1)	$50	—	—	—	—	$49	—	—	$98

Modifications classified as Troubled Debt Restructurings can include one or a combination of the following: rate modifications, term extensions, interest only modifications, either temporary or long-term, payment modifications, and collateral substitutions/additions.

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

Note 6—Foreclosed Assets

A summary of the activity in the balance of foreclosed assets follows (in thousands):

	Year ended December 31, 2012			Year ended December 31, 2011
	Noncovered	Covered	Total	Noncovered	Covered	Total
Beginning balance, net	$13,268	$3,064	$16,332	$5,000	$4,913	$9,913
Acquisitions	—	—	—	8,412	—	8,412
Additions/transfers from loans	8,732	633	9,365	6,909	34	6,943
Dispositions/sales	(14,776)	(1,695)	(16,471)	(5,794)	(1,158)	(6,952)
Valuation adjustments	(1,267)	(461)	(1,728)	(1,259)	(725)	(1,984)

Ending balance, net	$5,957	$1,541	$7,498	$13,268	$3,064	$16,332

Ending valuation allowance	$(1,357)	$(666)	$(2,023)	$(1,570)	$(776)	$(2,346)

Ending number of foreclosed assets	34	5	39	62	11	73

Proceeds from sale of foreclosed assets	$15,319	$1,938	$17,257	$6,368	$1,264	$7,632

Gain on sale of foreclosed assets	$543	$243	$786	$574	$106	$680

Note 7—Premises and Equipment

Premises and equipment were comprised of:

	December 31, 2012	December 31, 2011
	(In thousands)
Land & land improvements	$5,929	$4,400
Buildings	23,090	20,251
Furniture and equipment	25,877	24,291

	54,896	48,942
Less: Accumulated depreciation	(32,101)	(30,241)

	22,795	18,701
Construction in progress	4,190	1,192

Total premises and equipment	$26,985	$19,893

Depreciation expense for premises and equipment amounted to $3,250,000, $2,561,000, and $2,731,000 in 2012, 2011, and 2010, respectively.

Note 8—Cash Value of Life Insurance

A summary of the activity in the balance of cash value of life insurance follows (in thousands):

	Year ended December 31,
	2012	2011
Beginning balance	$50,403	$50,541
Increase in cash value of life insurance	1,820	1,885
Gain on life insurance death benefit	675	789
Death benefit	(2,316)	(2,812)

Ending balance	$50,582	$50,403

End of period death benefit	$94,754	$96,132
Number of policies owned	133	139
Insurance companies used	6	6
Current and former employees and directors covered	36	38

As of December 31, 2012, the Bank was the owner and beneficiary of 133 life insurance policies, issued by six life insurance companies, covering 36 current and former employees and directors. These life insurance policies are recorded on the Company’s financial statements at their reported cash (surrender) values. As a result of current tax law and the nature of these policies, the Bank records any increase in cash value of these policies as nontaxable noninterest income. If the Bank decided to surrender any of the policies prior to the death of the insured, such surrender may result in a tax expense related to the life-to-date cumulative increase in cash value of the policy. If the Bank retains such policies until the death of the insured, the Bank would receive nontaxable proceeds from the insurance company equal to the death benefit of the policies. The Bank has entered into Joint Beneficiary Agreements (JBAs) with certain of the insured that for certain of the policies provide some level of sharing of the death benefit, less the cash surrender value, among the Bank and the beneficiaries of the insured upon the receipt of death benefits. See Note 15 of these consolidated financial statements for additional information on JBAs.

Note 9—Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill intangible as of December 31, 2012 and 2011.

(Dollar in Thousands)	December 31, 2012	Additions	Reductions	December 31, 2011
Goodwill	$15,519	—	—	$15,519

The following table summarizes the Company’s core deposit intangibles as of December 31, 2012 and 2011.

(Dollar in Thousands)	December 31, 2012	Additions	Reductions	Fully Depreciated	December 31, 2011
Core deposit intangibles	$1,460	—	—	—	$1,460
Accumulated amortization	(368)	$(209)	—	—	(159)

Core deposit intangibles, net	$1,092	$(209)	—	—	$1,301

The Company recorded additions to CDI of $898,000 in conjunction with the Citizens acquisition on September 23, 2011 and $562,000 in conjunction with the Granite acquisition on May 28, 2010. The following table summarizes the Company’s estimated core deposit intangible amortization (dollars in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2013	209
2014	209
2015	209
2016	209
2017	209
2018	$47

Note 10—Mortgage Servicing Rights

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

	Years ended December 31,
	2012	2011	2010
Balance at beginning of period	$4,603	$4,605	$4,089
Additions	1,965	1,105	1,545
Change in fair value	(2,016)	(1,107)	(1,029)

Balance at end of period	$4,552	$4,603	$4,605

Contractually specified servicing fees, late fees and ancillary fees earned	$1,666	$1,495	$1,303
Balance of loans serviced at:
Beginning of period	$598,185	$573,300	$505,947
End of period	$666,512	$598,185	$573,300
Weighted-average prepayment speed (CPR)	20.3%	19.3%	15.4%
Discount rate	10.0%	9.0%	9.0%

The changes in fair value of MSRs that occurred during 2012 and 2011 were mainly due to changes in principal balances and changes in estimate life of the MSRs.

Note 11—Indemnification Asset

A summary of the activity in the balance of indemnification asset follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Beginning balance	$4,405	$5,640	—
Additions	—	—	$7,466
Effect of actual covered losses and change in estimated future covered losses	(245)	2,059	1,274
Reimbursable expenses incurred	69	393	160
Payments received	(2,232)	(3,687)	(3,260)

Ending balance	$1,997	$4,405	$5,640

Note 12—Other Assets

Other assets were comprised of (in thousands):

	As of December 31,
	2012	2011
Deferred tax asset, net (Note 22)	$28,935	$27,810
Prepaid expense including FDIC assessment and taxes	3,455	8,459
Software	1,550	1,530
Life insurance proceeds receivable	706	2,811
Advanced compensation	1,440	1,363
TriCo Capital Trust I & II	1,238	1,238
Miscellaneous other assets	1,283	173

Total other assets	$38,607	$43,384

The majority of prepaid expenses & miscellaneous other assets at December 31, 2012 and 2011 consisted of prepaid FDIC assessment. In November of 2009, the FDIC adopted an amendment to its assessment regulations to require insured institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of calendar 2009 and for all of the calendar years 2010, 2011 and 2012. The amount of the prepayment was generally determined based upon an institution’s assessment rate in effect on September 30, 2009, adjusted to reflect a 5% growth and as an assessment rate increase of three cents per $100 of deposits effective January 1, 2011. The Bank’s prepayment amount was $10,544,000.

Note 13—Deposits

A summary of the balances of deposits follows (in thousands):

	December 31,
	2012	2011
Noninterest-bearing demand	$684,833	$541,276
Interest-bearing demand	503,465	431,565
Savings	762,924	797,182
Time certificates, $100,000 and over	180,195	220,374
Other time certificates	158,285	200,139

Total deposits	$2,289,702	$2,190,536

Certificate of deposit balances of $5,000,000 and $5,000,000 from the State of California were included in time certificates, $100,000 and over, at December 31, 2012 and 2011, respectively. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $1,408,000 and $1,343,000 were classified as consumer loans at December 31, 2012 and 2011, respectively.

At December 31, 2012, the scheduled maturities of time deposits were as follows (in thousands):

Scheduled Maturities
2013	$258,707
2014	26,152
2015	26,303
2016	16,276
2017	11,042
Thereafter	—

Total	$338,480

Note 14—Reserve for Unfunded Commitments

The following tables summarize the activity in reserve for unfunded commitments for the periods indicated (dollars in thousands):

	Years ended December 31,
	2012	2011	2010
Balance at beginning of period	$2,740	$2,640	$3,640
Provision for losses – Unfunded commitments	875	100	(1,000)

Balance at end of period	$3,615	$2,740	$2,640

Note 15—Other Liabilities

Other liabilities were comprised of (in thousands):

	December 31,
	2012	2011
Deferred compensation	$7,738	$8,209
Pension liability	16,345	15,003
Joint beneficiary agreements	2,736	2,323
Accrued legal settlement	2,090	—
Miscellaneous other liabilities	6,213	4,892

Total other liabilities	$35,122	$30,427

Note 16—Other Borrowings

A summary of the balances of other borrowings follows:

	December 31,
	2012	2011
	(in thousands)
Borrowing under security repurchase agreement, rate fixed at 4.72%, matured on August 30, 2012	—	$50,000
FHLB fixed rate borrowings:
Matured January 25, 2012, effective rate 0.24%	—	3,000
Matured April 6, 2012, effective rate 0.26%	—	5,013
Matured April 25, 2012, effective rate 0.26%	—	3,001
Matured July 25, 2012, effective rate 0.34%	—	3,000
Other collateralized borrowings, fixed rate, as of December 31, 2012 of 0.05%, payable on January 2, 2013	$9,197	8,527

Total other borrowings	$9,197	$72,541

During August 2007, the Company entered into a security repurchase agreement with principal balance of $50,000,000 and terms as described above. The Company did not enter into any other repurchase agreements during 2012 or 2011. The average balance of repurchase agreements for 2012 and 2011 was $33,333,000 and $50,000,000, respectively, with an average rate of 4.72% during both 2012 and 2011.

The Company had $9,197,000 and $8,527,000 of other collateralized borrowings at December 31, 2012 and December 31, 2011, respectively. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of December 31, 2012, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $27,411,000 under these other collateralized borrowings.

As part of the Citizens acquisition on September 23, 2011, the Company assumed borrowings with principal balances totaling $22,000,000 and fair values totaling $22,028,000 of which all has since matured . These borrowings from the Federal Home Loan Bank of San Francisco (FHLB) were collateralized under the Bank’s line of credit at the FHLB as described below.

The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at December 31, 2012, this line provided for maximum borrowings of $507,404,000 of which none was outstanding, leaving $507,404,000 available. As of December 31, 2012, the Company has designated loans totaling $998,856,000 as potential collateral under this collateralized line of credit with the FHLB.

The Company maintains a collateralized line of credit with the Federal Reserve Bank of San Francisco. As of December 31, 2012, this line provided for maximum borrowings of $88,050,000 of which none was outstanding, leaving $88,050,000 available. As of December 31, 2012, the Company has designated investment securities with fair value of $57,000 and loans totaling $110,747,000 as potential collateral under this collateralized line of credit with the FRB.

The Company has available unused correspondent banking lines of credit from commercial banks totaling $5,000,000 for federal funds transactions at December 31, 2012.

Note 17—Junior Subordinated Debt

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

The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust I are reflected as junior subordinated debt in the consolidated balance sheets. The common stock issued by TriCo Capital Trust I are recorded in other assets in the consolidated balance sheets. As of December 31, 2012, The TriCo Capital Trust I debentures carried an interest rate of 3.39%.

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

The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust II are reflected as junior subordinated debt in the consolidated balance sheets. The common stock issued by TriCo Capital Trust II is recorded in other assets in the consolidated balance sheets. As of December 31, 2012, The TriCo Capital Trust II debentures carried an interest rate of 2.87%.

The debentures issued by TriCo Capital Trust I and TriCo Capital Trust II, less the common securities of TriCo Capital Trust I and TriCo Capital Trust II, continue to qualify as Tier 1 or Tier 2 capital under interim guidance issued by the Board of Governors of the Federal Reserve System (Federal Reserve Board).

Note 18—Commitments and Contingencies

Restricted Cash Balances— Reserves (in the form of deposits with the Federal Reserve Bank) of $31,594,000 and $20,143,000 were maintained to satisfy Federal regulatory requirements at December 31, 2012 and 2011. These reserves are included in cash and due from banks in the accompanying consolidated balance sheets.

Lease Commitments— The Company leases 47 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. The Company currently does not have any capital leases.

At December 31, 2012, future minimum commitments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating Leases
(in thousands)
2013	$2,772
2014	2,417
2015	1,536
2016	954
2017	617
Thereafter	1,312

Future minimum lease payments	$9,608

Rent expense under operating leases was $4,332,000 in 2012, $3,810,000 in 2011, and $3,049,000 in 2010. Rent expense was offset by rent income of $138,000 in 2012, $32,000 in 2011, and $86,000 in 2010.

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

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	December 31, 2012	December 31, 2011
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$123,517	$119,634
Consumer loans	369,467	380,489
Real estate mortgage loans	27,959	22,277
Real estate construction loans	36,311	6,646
Standby letters of credit	2,905	5,324
Deposit account overdraft privilege	69,675	61,623

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

Legal Proceedings—The Bank owns 10,214 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 0.4206 per Class A share. As of December 31, 2012, the value of the Class A shares was $151.58 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Company was $651,000 as of December 31, 2012, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

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

The Bank has entered into a contract with Modern Building Inc. for the construction of a building to house the Bank’s operations and other facilities. Currently, total payments from the Bank to Modern Building Inc. under the contract are estimated to be $7,013,000. As of December 31, 2012, payments totaling $2,859,000 have been made leaving $4,154,000 of estimated future contractual payments to be made under the contract. Future contractual payments under this contract are subject to change.

Note 19—Shareholders’ Equity

Dividends Paid

The Bank paid to the Company cash dividends in the aggregate amounts of $8,522,000, $7,185,000, and $7,650,000, in 2012, 2011, and 2010, respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Financial Institutions. Absent approval from the Commissioner of Financial Institutions of California, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this regulation, at December 31, 2012, the Bank may pay dividends of $23,568,000.

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

Stock Repurchase Plan

On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company’s common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this stock repurchase plan represented approximately 3.2% of the Company’s 15,814,662 outstanding common shares as of August 21, 2007. This stock repurchase plan has no expiration date. As of December 31, 2012, the Company had repurchased 166,600 shares under this plan.

Stock Repurchased Under Equity Compensation Plans

During the years ended December 31, 2012, 2011, and 2010, employees tendered 14,120, 177,430, and 74,018 shares, respectively, of the Company’s common stock with market value of $224,000, $2,745,000, and $1,364,000, respectively, in lieu of cash to exercise options to purchase shares of the Company’s stock and to pay income taxes related to such exercises as permitted by the Company’s shareholder-approved equity compensation plans. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised. Stock repurchased under equity incentive plans are not counted in the total of stock repurchased under the stock repurchase plan announced August 21, 2007.

Note 20—Stock Options and Other Equity-Based Incentive Instruments

In March 2009, the Company’s Board of Directors adopted the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2009 Plan was approved by the Company’s shareholders in May 2009. The 2009 Plan allows for the grant of the following types of equity awards (“Awards”): incentive stock options, nonstatutory stock options, performance awards, restricted stock, restricted stock unit awards and stock appreciation rights. Subject to certain adjustments, the maximum aggregate number of shares of TriCo’s common stock which may be issued pursuant to or subject to Awards is 650,000. The number of shares available for issuance under the 2009 Plan shall be reduced by: (i) one share for each share of common stock issued pursuant to a stock option or a Stock Appreciation Right and (ii) two shares for each share of common stock issued pursuant to a Performance Award, a Restricted Stock Award or a Restricted Stock Unit Award. When Awards made under the 2009 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2009 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares against the number of shares again becomes available for issuance under the 2009 Plan, the number of shares of common stock available for issuance under the 2009 Plan shall increase by two shares. Shares awarded and delivered under the 2009 Plan may be authorized but unissued, or reacquired shares. As of December 31, 2012, 578,000 options for the purchase of common shares remain outstanding, and 72,000 remain available for grant, under the 2009 Plan.

In May 2001, the Company adopted the TriCo Bancshares 2001 Stock Option Plan (2001 Plan) covering officers, employees, directors of, and consultants to, the Company. Under the 2001 Plan, the option exercise price cannot be less than the fair market value of the Common Stock at the date of grant except in the case of substitute options. Options for the 2001 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 2001 Plan are determined individually for each grant. As of December 31, 2012, 815,935 options for the purchase of common shares remain outstanding under the 2001 Plan. As of May 2009, as a result of the shareholder approval of the 2009 Plan, no new options may be granted under the 2001 Plan.

Stock option activity during 2012 is summarized in the following table:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price	Weighted Average Fair Value on Date of Grant
Outstanding at December 31, 2011	1,250,935	$11.72 to $25.91	$17.18
Options granted	179,000	$14.76 to $15.34	$15.28	$6.63
Options exercised	(36,000)	$11.72 to $12.60	$11.95
Options forfeited	—	— to —	—
Outstanding at December 31, 2012	1,393,935	$12.60 to $25.91	$17.07

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of December 31, 2012:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	967,875	426,060	1,393,935
Weighted average exercise price	$17.74	$15.55	$17.07
Intrinsic value (thousands)	$1,194	$591	$1,785
Weighted average remaining contractual term (yrs.)	3.5	8.8	5.1

The 426,060 options that are not currently exercisable as of December 31, 2012 are expected to vest, on a weighted-average basis, over the next 2.14 years, and the Company is expected to recognize $2,766,000 of pre-tax compensation costs related to these options as they vest. The Company did not modify any option grants in 2012, 2011, or 2010.

The following table shows the total intrinsic value of options exercised, the total fair value of options vested, total compensation costs for options recognized in income, and total tax benefit recognized in income related to compensation costs for options during the periods indicated:

	Years Ended December 31,
	2012	2011	2010
Intrinsic value of options exercised	$138,000	$2,087,000	$1,429,000
Fair value of options that vested	$1,083,000	$830,000	$800,000
Total compensation costs for options recognized in income	$1,083,000	$830,000	$800,000
Total tax benefit recognized in income related to compensation costs for options	$455,000	$349,000	$336,000
Weighted average fair value of grants (per option)	$6.63	$6.27	$7.93

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

	Years Ended December 31,
	2012	2011	2010
Assumptions used to value option grants:
Average expected terms (years)	8.8	8.8	8.5
Volatility	51.5%	51.2%	49.7%
Annual rate of dividends	2.36%	2.48%	2.05%
Discount rate	1.49%	1.70%	2.82%

Note 21—Noninterest Income and Expenses

The components of other noninterest income were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Service charges on deposit accounts	$14,290	$14,776	$15,296
ATM and interchange fees	7,762	7,058	6,078
Other service fees	2,223	1,722	1,452
Mortgage banking service fees	1,666	1,495	1,303
Change in value of mortgage servicing rights	(2,016)	(1,107)	(1,029)

Total service charges and fees	23,925	23,944	23,100

Gain on sale of loans	6,810	3,037	3,647
Commissions on sale of non-deposit investment products	3,209	2,105	1,209
Increase in cash value of life insurance	1,820	1,885	1,847
Change in indemnification asset	(286)	2,059	1,274
Gain on sale of foreclosed assets	786	680	562
Legal settlement	—	—	400
Bargain purchase gain	—	7,575	232
Sale of customer checks	346	271	213
Lease brokerage income	276	248	116
Loss on disposal of fixed assets	(420)	(15)	(58)
Commission rebates	(56)	(58)	(67)
Gain on life insurance death benefit	675	789	—
Other	895	293	220

Total other noninterest income	14,055	18,869	9,595

Total noninterest income	$37,980	$42,813	$32,695

Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights, totaling ($350,000), $388,000, and $274,000, were recorded in service charges and fees noninterest income for the years ended December 31, 2012, 2011, and 2010, respectively.

The components of noninterest expense were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Base salaries, net of deferred loan origination costs	$33,093	$29,753	$28,255
Incentive compensation	5,138	3,735	1,844
Benefits and other compensation costs	11,721	10,715	10,006

Total salaries and benefits expense	49,952	44,203	40,105

Occupancy	7,263	6,198	5,717
Equipment	4,444	3,770	3,975
Data processing and software	4,793	3,980	3,163
Assessments	2,393	2,491	3,253
ATM network charges	2,390	1,939	1,851
Advertising	2,876	2,649	2,340
Professional fees	2,709	2,004	2,478
Telecommunications	2,250	1,875	1,817
Postage	920	935	1,037
Courier service	1,013	953	826
Foreclosed assets expense	1,474	755	625
Intangible amortization	209	177	307
Operational losses	787	600	394
Provision for foreclosed asset losses	1,728	1,984	1,522
Change in reserve for unfunded commitments	875	100	(1,000)
Legal settlement	2,090	—	—
Other	9,832	8,102	8,795

Total other noninterest expense	48,046	38,512	37,100

Total noninterest expense	$97,998	$82,715	$77,205

Note 22—Income Taxes

The components of consolidated income tax expense are as follows:

	2012	2011	2010
	(in thousands)
Current tax expense
Federal	$9,895	$9,645	$5,509
State	3,425	3,238	1,824

	13,320	12,883	7,333

Deferred tax benefit
Federal	(235)	(1,298)	(3,586)
State	(148)	(393)	(1,281)

	(383)	(1,691)	(4,867)

Total tax expense	$12,937	$11,192	$2,466

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense for financial and tax reporting purposes. The net change during the year in the deferred tax asset or liability results in a deferred tax expense or benefit.

Taxes recorded directly to shareholders’ equity are not included in the preceding table. These taxes (benefits) relating to changes in unfunded status of the supplemental retirement plans amounting to ($2,000) in 2012, $828,000 in 2011, and ($684,000) in 2010, and unrealized gains and losses on available-for-sale investment securities amounting to ($880,000) in 2012, $1,090,000 in 2011, and ($17,000) in 2010, taxes (benefits) related to employee stock options of $13,000 in 2012, $114,000 in 2011, and $0 in 2010, and taxes (benefits) related to changes in joint beneficiary agreement liability of $64,000 in 2012, ($105,000) in 2011, and $0 in 2010, were recorded directly to shareholders’ equity.

The temporary differences, tax effected, which give rise to the Company’s net deferred tax asset recorded in other assets are as follows as of December 31 for the years indicated:

	2012	2011
	(in thousands)
Deferred tax assets:
Allowance for losses	$19,073	$20,457
Deferred compensation	3,254	3,452
Accrued pension liability	5,272	4,709
Accrued bonus	980	—
Other accrued expenses	879	—
Unfunded status of the supplemental retirement plans	1,600	1,598
State taxes	1,297	1,106
Intangible amortization	—	53
Stock option expense	1,879	1,436
Nonaccrual interest	1,889	2,280
Joint beneficiary agreement liability	—	1,041
Acquisition cost basis	482	113
OREO write downs	1,103	1,300
Other, net	—	218

Total deferred tax assets	37,708	37,763

Deferred tax liabilities:
Securities income	(1,038)	(1,197)
Unrealized gain on securities	(3,547)	(4,427)
Depreciation	(344)	(427)
Merger related fixed asset valuations	(379)	(379)
Securities accretion	(150)	(168)
Mortgage servicing rights valuation	(1,641)	(1,503)
Indemnification asset	(840)	(1,852)
Prepaid expenses and other	(834)	—

Total deferred tax liability	(8,773)	(9,953)

Net deferred tax asset	$28,935	$27,810

The Company believes that a valuation allowance is not needed to reduce the deferred tax assets as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company had no unrecognized tax benefits at December 31, 2012, December 31, 2011 or December 31, 2010. During the year ended December 31, 2012, the Company recognized interest and penalties related to taxes of $22,000 and $5,000, respectively. During the years ended December 31, 2011 and 2010 the Company recognized no interest and penalties. The Company files income tax returns in the U.S. federal jurisdiction, and California. With few exceptions, the Company is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years before 2009 and 2008, respectively.

The provisions for income taxes applicable to income before taxes for the years ended December 31, 2012, 2011 and 2010 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

	Years Ended December 31,
	2012	2011	2010
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	6.7	6.2	4.2
Tax-exempt interest on municipal obligations	(0.5)	(0.6)	(2.8)
Tax-exempt life insurance related income	(2.0)	(3.1)	(7.6)
Non-deductible joint beneficiary agreement expense	0.3	—	—
Other	1.0	0.1	0.3

Effective Tax Rate	40.5%	37.6%	29.1%

Note 23—Earnings Per Share

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

	Years ended December 31,
	2012	2011	2010
Net income (in thousands)	$18,994	$18,590	$6,005

(number of shares in thousands)
Average number of common shares outstanding	15,988	15,935	15,860
Effect of dilutive stock options	64	65	150

Average number of common shares outstanding used to calculate diluted earnings per share	16,052	16,000	16,010

Based on an average of quarterly computations, there were 967,120, 831,095, and 578,310, options excluded from the computation of annual diluted earnings per share for the years ended December 31, 2012, 2011 and 2010, respectively, because the effect of these options was antidilutive.

Note 24—Comprehensive Income

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

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Unrealized holding (losses) gains on available-for-sale securities	$(2,096)	$2,594	$(41)
Tax effect	880	(1,090)	17

Unrealized holding (losses) gains on available-for-sale securities, net of tax	(1,216)	1,504	(24)

Change in unfunded status of the supplemental retirement plans	(4)	1,968	(1,627)
Tax effect	2	(828)	684

Change in unfunded status of the supplemental retirement plans, net of tax	(2)	1,140	(943)

Change in joint beneficiary agreement liability	(370)	(248)	(1)
Tax effect	(64)	105	—

Change in joint beneficiary agreement liability, net of tax	(434)	(143)	(1)

	$(1,652)	$2,501	$(968)

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	December 31,
	2012	2011
	(in thousands)
Net unrealized gains on available-for-sale securities	$8,434	$10,530
Tax effect	(3,547)	(4,427)

Unrealized holding gains on available-for-sale securities, net of tax	4,887	6,103

Unfunded status of the supplemental retirement plans	(3,806)	(3,802)
Tax effect	1,600	1,598

Unfunded status of the supplemental retirement plans, net of tax	(2,206)	(2,204)

Joint beneficiary agreement liability	(522)	(152)
Tax effect	0	64

Joint beneficiary agreement liability, net of tax	(522)	(88)

Accumulated other comprehensive income	$2,159	$3,811

Note 25—Retirement Plans

401(k) Plan

The Company sponsors a 401(k) Plan whereby substantially all employees age 21 and over with 90 days of service may participate. Participants may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company does not contribute to the 401(k) Plan. The Company did not incur any material expenses attributable to the 401(k) Plan during 2012, 2011, and 2010.

Employee Stock Ownership Plan

Substantially all employees with at least one year of service are covered by a discretionary employee stock ownership plan (ESOP). Contributions are made to the plan at the discretion of the Board of Directors. Contributions to the plan totaling $1,229,000 in 2012 $1,084,000 in 2011, and $1,046,000 in 2010, are included in salary expense. Company shares owned by the ESOP are paid dividends and included in the calculation of earnings per share exactly as other common shares outstanding.

Deferred Compensation Plans

The Company has deferred compensation plans for directors and key executives, which allow directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s deferred compensation obligations of $7,738,000, and $8,209,000 at December 31, 2012 and 2011, respectively. Earnings credits on deferred balances totaling $599,000 in 2012, $649,000 in 2011, and $683,000 in 2010, are included in noninterest expense.

Supplemental Retirement Plans

The Company has supplemental retirement plans for directors and key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s retirement obligations. The cash values of the insurance policies purchased to fund the deferred compensation obligations and the supplemental retirement obligations were $50,582,000 and $50,403,000 at December 31, 2012 and 2011, respectively.

The Company recorded in other liabilities the unfunded status of the supplemental retirement plans of $3,806,000 and $3,802,000 related to the supplemental retirement plans as of December 31, 2012 and 2011, respectively. These amounts represent the amount by which the projected benefit obligations for these retirement plans exceeded the fair value of plan assets plus amounts previously accrued related to the plans. The projected benefit obligation is recorded in other liabilities.

At December 31, 2012 and 2011, the unfunded status of the supplemental retirement plans of $3,806,000 and $3,802,000 were offset by a reduction of shareholders’ equity accumulated other comprehensive loss of $2,206,000 and $2,204,000, respectively, representing the after-tax impact of the unfunded status of the supplemental retirement plans, and the related deferred tax asset of $1,600,000 and $1,598,000, respectively. The Company expects to recognize approximately $291,000 of the net actuarial loss reported in the following table as of December 31, 2012 as a component of net periodic benefit cost during 2013.

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net period benefit cost of the Company’s defined benefit pension plans are presented in the following table.

	December 31,
(in thousands)	2012	2011
Net actuarial loss	$(3,123)	$(3,515)
Deferred tax benefit	1,313	1,478

Amount included in accumulated other comprehensive loss, net of tax	$1,810	$2,037

Information pertaining to the activity in the supplemental retirement plans, using a measurement date of December 31, is as follows:

	December 31,
	2012	2011
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$(15,002)	$(15,643)
Service cost	(680)	(657)
Interest cost	(687)	(840)
Actuarial (loss)/gain	(447)	1,428
Benefits paid	471	710

Benefit obligation at end of year	$(16,345)	$(15,002)

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—

Fair value of plan assets at end of year	$—	$—

Funded status	$(16,345)	$(15,002)
Unrecognized net obligation existing at January 1, 1986	13	15
Unrecognized net actuarial loss	3,675	3,516
Unrecognized prior service cost	118	271
Accumulated other comprehensive income	(3,806)	(3,802)

Accrued benefit cost	$(16,345)	$(15,002)

Accumulated benefit obligation	$(14,285)	$(11,995)

The following table sets forth the net periodic benefit cost recognized for the supplemental retirement plans:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Net pension cost included the following components:
Service cost-benefits earned during the period	$680	$657	$523
Interest cost on projected benefit obligation	687	840	764
Amortization of net obligation at transition	2	2	2
Amortization of prior service cost	153	153	153
Recognized net actuarial loss	288	386	218

Net periodic pension cost	$1,810	$2,038	$1,660

The following table sets forth assumptions used in accounting for the plans:

	Years Ended December 31,
	2012	2011	2010
Discount rate used to calculate benefit obligation	4.00%	4.65%	5.50%
Discount rate used to calculate net periodic pension cost	4.00%	4.65%	5.50%
Average annual increase in executive compensation	2.50%	4.00%	4.00%
Average annual increase in director compensation	2.50%	2.50%	2.50%

The following table sets forth the expected benefit payments to participants and estimated contributions to be made by the Company under the supplemental retirement plans for the years indicated:

Years Ended	Expected Benefit Payments to Participants	Estimated Company Contributions
	(in thousands)
2013	$563	$563
2014	569	569
2015	569	569
2016	550	550
2017	539	539
2018-2022	$5,826	$5,826

Note 26—Related Party Transactions

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

The following table summarizes the activity in these loans for 2012 and 2011 (in thousands):

Balance December 31, 2010	$2,571
Advances/new loans	378
Removed/payments	(1,185)

Balance December 31, 2011	$1,764
Advances/new loans	1,568
Removed/payments	(964)

Balance December 31, 2012	$2,368

Director Chrysler is a principal owner and CEO of Modern Building Inc. Modern Building Inc. provided construction services to Tri Counties Bank related to new and existing Bank facilities for aggregate payments of $3,587,000, $754,000 and $182,000 during 2012, 2011 and 2010, respectively. At December 31, 2012, the Bank owed Modern Building Inc. approximately $1,065,000 for construction services provided during 2012.

Note 27—Fair Value Measurement

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

Securities available-for-sale – Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. The Company had no securities classified as Level 3 during any of the periods covered in these financial statements.

Loans held for sale – Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is based on what secondary markets are currently offering for loans with similar characteristics. As such, we classify those loans subjected to nonrecurring fair value adjustments as Level 2.

Impaired originated and PNCI loans – Originated and PNCI loans are not recorded at fair value on a recurring basis. However, from time to time, an originated or PNCI loan is considered impaired and an allowance for loan losses is established. Originated and PNCI loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of an impaired originated or PNCI loan is estimated using one of several methods, including collateral value, fair value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired originated and PNCI loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired originated and PNCI loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the impaired originated or PNCI loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value, or the appraised value contains a significant unobservable assumption, such as deviations from comparable sales, and there is no observable market price, the Company records the impaired originated or PNCI loan as nonrecurring Level 3.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at December 31, 2012	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$151,701	—	$151,701	—
Obligations of states and political subdivisions	9,421	—	9,421	—
Corporate debt securities	1,905	—	1,905	—
Mortgage servicing rights	4,552	—	—	4,552

Total assets measured at fair value	$167,579	—	$163,027	$4,552

Fair value at December 31, 2011	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$217,384	—	$217,384	—
Obligations of states and political subdivisions	10,028	—	10,028	—
Corporate debt securities	1,811	—	1,811	—
Mortgage servicing rights	4,603	—	—	4,603

Total assets measured at fair value	$233,826	—	$229,223	$4,603

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during 2012 or 2011.

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2012 and 2011. Had there been any transfer into or out of Level 3 during 2012 or 2011, the amount included in the “Transfers into (out of) Level 3” column would represent the beginning balance of an item in the period (interim quarter) during which it was transferred (in thousands):

Year ended December 31,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2012: Mortgage servicing rights	$4,603	—	$(2,016)	$1,965	$4,552
2011: Mortgage servicing rights	$4,605	—	$(1,107)	$1,105	$4,603

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

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2012:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$4,552	Discounted cash flow	Constant prepayment rate	6.7%-33.0%, 20.3%
			Discount rate	10.0%-10.0%, 10.0%

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated (in thousands):

Year ended December 31, 2012	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$29,584	—	—	$29,584	$(2,890)
Foreclosed assets	2,910	—	—	2,910	(842)

Total assets measured at fair value	$32,494	—	—	$32,494	$(3,732)

Year ended December 31, 2011	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$27,158	—	—	$27,158	$(11,869)
Foreclosed assets	5,439	—	—	5,439	(1,144)

Total assets measured at fair value	$32,597	—	—	$32,597	$(13,013)

The impaired Originated and PNCI loan amount above represents impaired, collateral dependent loans that have been adjusted to fair value. When we identify a collateral dependent loan as impaired, we measure the impairment using the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan, the fair value of collateral is generally estimated by obtaining external appraisals. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the allowance for loan and lease losses. The loss represents charge-offs or impairments on collateral dependent loans for fair value adjustments based on the fair value of collateral. The carrying value of loans fully charged-off is zero.

The foreclosed assets amount above represents impaired real estate that has been adjusted to fair value. Foreclosed assets represent real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned. The loss represents impairments on non-covered other real estate owned for fair value adjustments based on the fair value of the real estate.

The Company’s property appraisals are primarily based on the sales comparison approach and income approach methodologies, which consider recent sales of comparable properties, including their income generating characteristics, and then make adjustments to reflect the general assumptions that a market participant would make when analyzing the property for purchase. These adjustments may increase or decrease an appraised value and can vary significantly depending on the location, physical characteristics and income producing potential of each property. Additionally, the quality and volume of market information available at the time of the appraisal can vary from period to period and cause significant changes to the nature and magnitude of comparable sale adjustments. Given these variations, comparable sale adjustments are generally not a reliable indicator for how fair value will increase or decrease from period to period. Under certain circumstances, management discounts are applied based on specific characteristics of an individual property.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2012:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Impaired Originated & PNCI loans	$29,584	Sales comparison approach	Adjustment for differences between comparable sales	(0.0)%-(42.4)%, (10.0)%
		Income approach	Capitalization rate	7.5%-9.5%, 9.2%
Foreclosed assets	$2,910	Sales comparison approach	Adjustment for differences between comparable sales	(7.5)%-(7.5)%, (7.5)%
		Income approach	Capitalization rate	8.5%-8.5, 8.5%

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

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$81,086	$81,086	$73,652	$73,652
Cash at Federal Reserve and other banks	667,813	667,813	563,623	563,623
Level 2 inputs:
Restricted equity securities	9,647	9,647	10,610	10,610
Loans held for sale	12,053	12,053	10,219	10,219
Level 3 inputs:
Loans, net	1,522,175	1,607,044	1,505,118	1,579,084
Indemnification asset	1,997	1,997	4,405	4,405
Financial liabilities:
Level 2 inputs:
Deposits	2,289,702	2,291,841	2,190,536	2,193,170
Other borrowings	9,197	9,197	72,541	74,027
Junior subordinated debt	41,238	28,042	41,238	25,980

	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$557,254	$5,573	$529,046	$5,290
Standby letters of credit	2,905	29	5,324	53
Overdraft privilege commitments	69,675	697	61,623	616

Note 28—TriCo Bancshares Condensed Financial Statements (Parent Only)

Condensed Balance Sheets

	December 31,
	2012	2011
	(in thousands)
Assets
Cash and Cash equivalents	$2,511	$706
Investment in Tri Counties Bank	267,118	256,010
Other assets	1,238	1,238

Total assets	$270,867	$257,954

Liabilities and shareholders’ equity
Other liabilities	$270	$275
Junior subordinated debt	41,238	41,238

Total liabilities	41,508	41,513

Shareholders’ equity:
Common stock, no par value: authorized 50,000,000 shares; issued and outstanding 15,978,958 and 15,860138 shares, respectively	85,561	84,079
Retained earnings	141,639	128,551
Accumulated other comprehensive loss, net	2,159	3,811

Total shareholders’ equity	229,359	216,441

Total liabilities and shareholders’ equity	$270,867	$257,954

Condensed Statements of Income

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Interest expense	$(1,325)	$(1,259)	$(1,274)
Administration expense	(669)	(582)	(643)

Loss before equity in net income of Tri Counties Bank	(1,994)	(1,841)	(1,917)
Equity in net income of Tri Counties Bank:
Distributed	8,522	7,185	7,650
(Over) under distributed	11,632	12,470	(534)
Income tax benefit	834	776	806

Net income	$18,994	$18,590	$6,005

Condensed Statements of Comprehensive Income

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Net income	$18,994	$18,590	$6,005
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on securities arising during the period	(1,216)	1,504	(24)
Change in minimum pension liability	(2)	1,140	(943)
Change in joint beneficiary agreement liability	(434)	(143)	(1)

Other comprehensive (loss) income	(1,652)	2,501	(968)

Net income	$17,342	$21,091	$5,037

Condensed Statements of Cash Flows

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Operating activities:
Net income	$18,994	$18,590	$6,005
Adjustments to reconcile net income to net cash provided by operating activities:
Over (under) distributed equity in earnings of Tri Counties Bank	(11,632)	(12,470)	534
Stock option vesting expense	1,083	830	800
Stock option excess tax benefits	(44)	(296)	(390)
Net change in other assets and liabilities	(1,089)	(818)	(802)

Net cash provided by operating activities	7,312	5,836	6,147
Investing activities: None
Financing activities:
Issuance of common stock through option exercise	206	436	203
Stock option excess tax benefits	44	296	390
Repurchase of common stock	—	(753)	(338)
Cash dividends paid — common	(5,757)	(5,742)	(6,344)

Net cash used for financing activities	(5,507)	(5,763)	(6,089)

Increase in cash and cash equivalents	1,805	73	58
Cash and cash equivalents at beginning of year	706	633	575

Cash and cash equivalents at end of year	$2,511	$706	$633

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2012, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2012, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that date that Management believes have changed the institution’s category. The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2012:
Total Capital (to Risk Weighted Assets):
Consolidated	$273,979	14.53%	$150,896	8.0%	N/A	N/A
Tri Counties Bank	$271,723	14.42%	$150,796	8.0%	$188,495	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$250,133	13.27%	$75,448	4.0%	N/A	N/A
Tri Counties Bank	$247,892	13.16%	$75,398	4.0%	$113,097	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$250,133	9.82%	$101,918	4.0%	N/A	N/A
Tri Counties Bank	$247,892	9.73%	$101,866	4.0%	$127,333	5.0%

As of December 31, 2011:
Total Capital (to Risk Weighted Assets):
Consolidated	$258,871	13.94%	$148,529	8.0%	N/A	N/A
Tri Counties Bank	$258,425	13.93%	$148,429	8.0%	$185,536	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$235,349	12.68%	$74,265	4.0%	N/A	N/A
Tri Counties Bank	$234,919	12.66%	$74,214	4.0%	$111,322	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$235,349	9.46%	$99,563	4.0%	N/A	N/A
Tri Counties Bank	$234,919	9.44%	$99,511	4.0%	$124,389	5.0%

Note 30—Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the four quarters of 2012 and 2011, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2012 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$42	$24	$108	$18
Discount accretion PCI – other	979	1,192	886	776
Discount accretion PNCI	841	591	1,391	1,286
Regular interest Purchased loans	3,226	3,251	3,439	3,420
All other loan interest income	19,157	20,472	19,968	19,429

Total loan interest income	24,245	25,530	25,792	24,929
Debt securities, dividends and interest bearing cash at Banks (not FTE)	1,898	1,935	2,152	2,235

Total interest income	26,143	27,465	27,944	27,164
Interest expense	1,372	1,834	2,010	2,128

Net interest income	24,771	25,631	25,934	25,036
Provision for loan losses	1,524	532	3,371	3,996

Net interest income after provision for loan losses	23,247	25,099	22,563	21,040
Noninterest income	10,011	9,127	10,577	8,265
Noninterest expense	25,126	25,590	24,367	22,915

Income before income taxes	8,132	8,636	8,773	6,390
Income tax expense	3,410	3,616	3,452	2,459

Net income	$4,722	$5,020	$5,321	$3,931

Per common share:
Net income (diluted)	$0.29	$0.31	$0.33	$0.25

Dividends	$0.09	$0.09	$0.09	$0.09

	2011 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$418	$28	$—	$—
Discount accretion PCI – other	949	223	185	136
Discount accretion PNCI	1,738	—	—	—
Regular interest Purchased loans	3,651	978	872	835
All other loan interest income	20,491	20,758	20,678	20,751

Total loan interest income	27,247	21,987	21,735	21,722
Debt securities, dividends and interest bearing cash at Banks (not FTE)	2,362	2,485	2,732	2,712

Total interest income	29,609	24,472	24,467	24,434
Interest expense	2,329	2,465	2,714	2,730

Net interest income	27,280	22,007	21,753	21,704
Provision for loan losses	5,429	5,069	5,561	7,001

Net interest income after provision for loan losses	21,851	16,938	16,192	14,703
Noninterest income	10,489	14,723	8,251	9,350
Noninterest expense	22,076	20,873	20,095	19,671

Income before income taxes	10,264	10,788	4,348	4,382
Income tax expense	3,715	4,318	1,577	1,582

Net income	$6,549	$6,470	$2,771	$2,800

Per common share:
Net income (diluted)	$0.41	$0.40	$0.17	$0.18

Dividends	$0.09	$0.09	$0.09	$0.09

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2012.

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

Crowe Horwath LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2012, and the Company’s effectiveness of internal control over financial reporting as of December 31, 2012, as stated in its reports, which are included herein.

/s/ Richard P. Smith
Richard P. Smith President and Chief Executive Officer

/s/ Thomas J. Reddish
Thomas J. Reddish Executive Vice President and Chief Financial Officer

March 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

TriCo Bancshares

Chico, California

We have audited the accompanying consolidated balance sheet of TriCo Bancshares (the “Company”) as of December 31, 2012 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended. We also have audited TriCo Bancshares’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TriCo Bancshares’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TriCo Bancshares as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, TriCo Bancshares maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ Crowe Horwath LLP

Sacramento, California

March 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

TriCo Bancshares

We have audited the accompanying consolidated balance sheet of TriCo Bancshares (the Company) as of December 31, 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TriCo Bancshares as of December 31, 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011 in conformity with generally accepted accounting principles in the United States of America.

/s/ Moss Adams LLP

Stockton, California

March 13, 2012

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 13, 2012, the Company, at the direction of the Audit Committee of the Board of Directors, dismissed Moss Adams LLP as the Company’s principal independent accounting firm.

During the Company’s two most recent fiscal years ended December 31, 2010 and 2011 and from January 1, 2012 through June 13, 2012, there were no disagreements between the Company and Moss Adams LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure that, if not resolved to Moss Adams LLP’s satisfaction, would have caused it to make reference to the matter in conjunction with its report on the Company’s consolidated financial statements for the relevant year, and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The audit report of Moss Adams LLP on the consolidated financial statements of the Company and its subsidiary as of December 31, 2011 and 2010 and for each of the years in the three-year period ended December 31, 2011, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The Company furnished a copy of the above disclosure to Moss Adams LLP and requested that Moss Adams LLP provide a letter addressed to the U.S. Securities and Exchange Commission stating whether or not it agrees with the statements made above. A copy of the letter from Moss Adams LLP was filed with the Commission on a Form 8-K on June 19, 2012.

On June 19, 2012, the Audit Committee of the Board of Directors approved the engagement of Crowe Horwath LLP (“Crowe”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2012. During the Company’s two fiscal years ended December 31, 2011 and 2010 and through June 19, 2012, neither the Company, nor anyone on its behalf, consulted with Crowe regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements; and as such, no written report or oral advice was provided, and none was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issues; or (ii) or any matter that was either the subject of a disagreement or a reportable event.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2012, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

(b) Management’s Report on Internal Control over Financial Reporting and Attestation Report of Registered Public Accounting Firm

Management’s report on internal control over financial reporting is set forth on page 105 of this report and is incorporated herein by reference. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in its report, which is set forth on page 106 of this report and is incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

All information required to be disclosed in a current report on Form 8-K during the fourth quarter of 2012 was so disclosed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from the Company’s Proxy Statement for the 2013 annual meeting of shareholders to be held on May 9, 2013, which will be filed with the Commission pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the Company’s Proxy Statement for the 2013 annual meeting of shareholders to be held on May  9, 2013, which will be filed with the Commission pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from the Company’s Proxy Statement for the 2013 annual meeting of shareholders to be held on May 9, 2013, which will be filed with the Commission pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the Company’s Proxy Statement for the 2013 annual meeting of shareholders to be held on May 9, 2013, which will be filed with the Commission pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the Company’s Proxy Statement for the 2013 annual meeting of shareholders to be held on May 9, 2013, which will be filed with the Commission pursuant to Regulation 14A.

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

Date: March 18, 2013	TRICO BANCSHARES

	By:	/s/ Richard P. Smith
Richard P. Smith, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 18, 2013	/s/ Richard P. Smith
Richard P. Smith, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 18, 2013	/s/ Thomas J. Reddish
Thomas J. Reddish, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 18, 2013	/s/ Donald J. Amaral
Donald J. Amaral, Director

Date: March 18, 2013	/s/ William J. Casey
William J. Casey, Director and Chairman of the Board

Date: March 18, 2013	/s/ Craig S. Compton
Craig S. Compton, Director

Date: March 18, 2013	/s/ L. Gage Chrysler
L. Gage Chrysler, Director

Date: March 18, 2013	/s/ John S.A. Hasbrook
John S.A. Hasbrook, Director

Date: March 18, 2013	/s/ Michael W. Koehnen
Michael W. Koehnen, Director

Date: March 18, 2013	/s/ Carroll R. Taresh
Carroll R. Taresh, Director

Date: March 18, 2013	/s/ W. Virginia Walker
W. Virginia Walker, Director

Exhibit No.	Exhibit Index

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Granite Community Bank, N.A., Granite Bay, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of May 28, 2010, and related addendum filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 3, 2010.

2.2	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Citizens Bank of Northern California, Nevada City, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of September 23, 2011, and related addendum, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 27, 2011.

3.1	Restated Articles of Incorporation, filed as Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 16, 2009.

3.2	Bylaws of TriCo Bancshares, as amended, filed as Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed February 17, 2011.

4.1	Certificate of Determination of Preferences of Series AA Junior Participating Preferred Stock filed as Exhibit 3.3 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

4.2	Rights Agreement dated as of June 25, 2001 between TriCo Bancshares and Mellon Investor Services LLC (incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A filed on July 5, 2001).

4.3	Amendment to Rights Agreement dated as of July 8, 2011 between TriCo Bancshares and BNY Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 8, 2011).

4.4	Amended and Restated Form of Right Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on July 8, 2011).

10.2*	Form of Change of Control Agreement dated as of August 23, 2005, between TriCo, Tri Counties Bank and each of Dan Bailey, Bruce Belton, Craig Carney, Gary Coelho, Rick Miller, Richard O’Sullivan, Thomas Reddish, and Ray Rios filed as Exhibit 10.2 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.5*	TriCo’s 1995 Incentive Stock Option Plan filed as Exhibit 4.1 to TriCo’s Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063).

10.6*	TriCo’s 2001 Stock Option Plan, as amended, filed as Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.7*	TriCo’s 2009 Equity Incentive plan, included as Appendix A to TriCo’s definitive proxy statement filed on April 4, 2009.

10.8*	Amended Employment Agreement between TriCo and Richard Smith dated as of August 23, 2005 filed as Exhibit 10.8 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.9*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 filed as Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.10*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 filed as Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.11*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 filed as Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.13*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 filed as Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.14*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 filed as Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.15*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 filed as Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.16*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 filed as Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.17*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith, filed as Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.18*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin, filed as Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.19*	Form of Tri-Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish, filed as Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.20*	Form of Tri-Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin, filed as Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.21*	Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of the directors of TriCo Bancshares/Tri Counties Bank effective on the date that each director is first elected, filed as Exhibit 10.18 to TriCo’S Annual Report on Form 10-K for the year ended December 31, 2003.

10.22*	Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of Dan Bailey, Craig Carney, Rick Miller, Richard O’Sullivan, Thomas Reddish, Ray Rios, and Richard Smith filed as Exhibit 10.21 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

21.1	Tri Counties Bank, a California banking corporation, TriCo Capital Trust I, a Delaware business trust, and TriCo Capital Trust II, a Delaware business trust, are the only subsidiaries of Registrant

23.1	Independent Registered Public Accounting Firm’s Consent

23.2	Independent Registered Public Accounting Firm’s Consent

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement