Form 10-Q
period 2013-03-31
TRICO BANCSHARES /
filed 2013-05-10
CIK 356171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended: March 31, 2013

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

Common stock, no par value: 16,017,127 shares outstanding as of May 3, 2013

TriCo Bancshares

FORM 10-Q

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about TriCo Bancshares (the “Company”) that are subject to the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current knowledge and belief of the Company’s management (“Management”) and include information concerning the Company’s possible or assumed future financial condition and results of operations. When you see any of the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions, it may mean the Company is making forward-looking statements. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. The reader is directed to the Company’s annual report on Form 10-K for the year ended December 31, 2012, and Part II, Item 1A of this report for further discussion of factors which could affect the Company’s business and cause actual results to differ materially from those suggested by any forward-looking statement made in this report. Such Form 10-K and this report should be read to put any forward-looking statements in context and to gain a more complete understanding of the risks and uncertainties involved in the Company’s business. Any forward-looking statement may turn out to be wrong and cannot be guaranteed. The Company does not intend to update any forward-looking statement after the date of this report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRICO BANCSHARES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data; unaudited)

	At March 31, 2013	At December 31, 2012
Assets:
Cash and due from banks	$70,023	$81,086
Cash at Federal Reserve and other banks	732,248	667,813

Cash and cash equivalents	802,271	748,899
Securities available-for-sale	144,454	163,027
Restricted equity securities	9,647	9,647
Loans held for sale	7,931	12,053
Loans	1,532,362	1,564,823
Allowance for loan losses	(39,867)	(42,648)

Total loans, net	1,492,495	1,522,175
Foreclosed assets, net	6,124	7,498
Premises and equipment, net	29,468	26,985
Cash value of life insurance	51,008	50,582
Accrued interest receivable	7,201	6,636
Goodwill	15,519	15,519
Other intangible assets, net	1,040	1,092
Mortgage servicing rights	4,984	4,552
Indemnification asset	1,807	1,997
Other assets	38,484	38,607

Total assets	$2,612,433	$2,609,269

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$639,420	$684,833
Interest-bearing	1,646,130	1,604,869

Total deposits	2,285,550	2,289,702
Accrued interest payable	975	1,036
Reserve for unfunded commitments	3,175	3,615
Other liabilities	37,340	35,122
Other borrowings	8,125	9,197
Junior subordinated debt	41,238	41,238

Total liabilities	2,376,403	2,379,910

Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding:
16,005,191 at March 31, 2013	85,995
16,000,838 at December 31, 2012		85,561
Retained earnings	148,497	141,639
Accumulated other comprehensive income, net of tax	1,538	2,159

Total shareholders’ equity	236,030	229,359

Total liabilities and shareholders’ equity	$2,612,433	$2,609,269

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data; unaudited)

	Three months ended March 31,
	2013	2012
Interest and dividend income:
Loans, including fees	$24,072	$24,929
Debt securities:
Taxable	1,131	1,746
Tax exempt	101	108
Dividends	56	13
Interest bearing cash at Federal Reserve and other banks	446	368

Total interest and dividend income	25,806	27,164

Interest expense:
Deposits	925	1,184
Other borrowings	1	606
Junior subordinated debt	311	338

Total interest expense	1,237	2,128

Net interest income	24,569	25,036
(Benefit from) provision for loan losses	(1,108)	3,996

Net interest income after provision for loan losses	25,677	21,040

Noninterest income:
Service charges and fees	5,929	5,952
Gain on sale of loans	2,294	1,650
Commissions on sale of non-deposit investment products	761	819
Increase in cash value of life insurance	426	450
Change in indemnification asset	(101)	(353)
Gain (loss) on sale of foreclosed assets	551	(358)
Other	358	105

Total noninterest income	10,218	8,265

Noninterest expense:
Salaries and related benefits	12,961	12,762
Other	8,640	10,153

Total noninterest expense	21,601	22,915

Income before income taxes	14,294	6,390

Provision for income taxes	5,817	2,459

Net income	$8,477	$3,931

Earnings per share:
Basic	$0.53	$0.25
Diluted	$0.53	$0.25

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands; unaudited)

	Three months ended March 31,
	2013	2012
Net income	$8,477	$3,931
Other comprehensive loss, net of tax:
Decrease in unrealized gains on available-for-sale securities arising during the period	(621)	(153)

Other comprehensive loss	(621)	(153)

Comprehensive income	$7,856	$3,778

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2011	15,978,958	$84,079	$128,551	$3,811	$216,441
Net income			3,931		3,931
Other comprehensive loss				(153)	(153)
Stock option vesting		257			257
Dividends paid ($ 0.09 per share)			(1,438)		(1,438)

Balance at March 31, 2012	15,978,958	$84,336	$131,044	$3,658	$219,038

Balance at December 31, 2012	16,000,838	$85,561	$141,639	$2,159	$229,359
Net income			8,477		8,477
Other comprehensive loss				(621)	(621)
Stock option vesting		236			236
Stock options exercised	20,000	262			262
Tax benefit of stock options exercised		20			20
Repurchase of common stock	(15,647)	(84)	(178)		(262)
Dividends paid ($ 0.09 per share)			(1,441)		(1,441)

Balance at March 31, 2013	16,005,191	$85,995	$148,497	$1,538	$236,030

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	For the three months ended March 31,
	2013	2012
Operating activities:
Net income	$8,477	$3,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	982	1,018
Amortization of intangible assets	52	53
(Benefit from) provision for loan losses	(1,108)	3,996
Amortization of investment securities premium, net	214	329
Originations of loans for resale	(53,415)	(58,041)
Proceeds from sale of loans originated for resale	59,338	63,491
Gain on sale of loans	(2,294)	(1,650)
Change in market value of mortgage servicing rights	61	369
Provision for losses on foreclosed assets	27	83
(Gain) loss on sale of foreclosed assets	(551)	358
Loss on disposal of fixed assets	16	235
Increase in cash value of life insurance	(426)	(450)
Life insurance proceeds	706	2,811
Stock option vesting expense	236	257
Stock option tax benefits	(20)	—
Change in:
Reserve for unfunded commitments	(440)	(190)
Interest receivable	(565)	217
Interest payable	(61)	(87)
Other assets and liabilities, net	2,056	1,223

Net cash from operating activities	13,285	17,953

Investing activities:
Proceeds from maturities of securities available-for-sale	17,286	20,060
Purchases of securities available-for-sale	—	(3,588)
Net redemption of restricted equity securities	—	102
Loan principal decrease, net	25,051	33,795
Proceeds from sale of foreclosed assets	7,635	3,021
Improvements of foreclosed assets	—	(225)
Proceeds from sale of premises and equipment	1	—
Purchases of premises and equipment	(3,241)	(938)

Net cash from investing activities	46,732	52,227

Financing activities:
Net decrease in deposits	(4,152)	(20,790)
Net change in short-term other borrowings	(1,072)	(3,467)
Stock option excess tax benefits	20	—
Dividends paid	(1,441)	(1,438)

Net cash used for financing activities	(6,645)	(25,695)

Net change in cash and cash equivalents	53,372	44,485

Cash and cash equivalents at beginning of period	748,899	637,275

Cash and cash equivalents at end of period	$802,271	$681,760

Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned	$5,737	$1,694
Unrealized net loss on securities available for sale	$(1,073)	$(265)
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$1,298	$2,215
Cash paid for income taxes	$2,600	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Description of Business

TriCo Bancshares is a California corporation organized to act as a bank holding company for Tri Counties Bank (the “Bank”). The Bank is a state-chartered financial institution that is engaged in the general commercial banking business in the California counties of Butte, Contra Costa, Del Norte, Fresno, Glenn, Kern, Lake, Lassen, Madera, Mendocino, Merced, Napa, Nevada, Placer, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare, Yolo and Yuba. Tri Counties Bank currently operates from 41 traditional branches and 25 in-store branches. The Company also formed two subsidiary business trusts, TriCo Capital Trust I and TriCo Capital Trust II (collectively, the Trusts), to issue trust preferred securities.

Basis of Presentation

The following unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of Management, all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation of results for the interim periods presented have been included. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2013.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned financial subsidiary, Tri Counties Bank. All significant intercompany balances and transactions have been eliminated. TriCo Capital Trust I and TriCo Capital Trust II, which were formed solely for the purpose of issuing trust preferred securities, are unconsolidated subsidiaries as the Company is not the primary beneficiary of the trusts and they are not considered variable interest entities. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Certain amounts in the consolidated financial statements for the year ended December 31, 2012 and for the three months ended March 31, 2012 may have been reclassified to conform to the presentation of the condensed consolidated financial statements in 2013.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, investments, intangible assets, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The allowance for loan losses, indemnification asset, foreclosed assets, goodwill and other intangible assets, income taxes, fair value of assets acquired and liabilities assumed in business combinations, the valuation of securities available-for-sale, and the valuation of mortgage servicing rights are the only accounting estimates that materially affect the Company’s consolidated financial statements.

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

Investment Securities

The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. During the three months ended March 31, 2013, and the year ended December 31, 2012, the Company did not have any securities classified as either held-to-maturity or trading. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of other accumulated comprehensive income in shareholders’ equity until realized. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold.

The Company assesses other-than-temporary impairment (“OTTI”) based on whether it intends to sell a security or if it is likely that the Company would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. No OTTI losses were recognized during the three months ended March 31, 2013, and the year ended December 31, 2012.

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

During the three months ended March 31, 2013, the Company changed the method it uses to estimate net sale proceeds from real estate collateral sales when calculating the allowance for loan losses associated with impaired real estate collateral dependent loans. Previously, the Company used the greater of fifteen percent or actual estimated selling costs. Currently, the Company uses the actual estimated selling costs, and an adjustment to appraised value based on the age of the appraisal. These changes are intended to more accurately reflect the estimated net sale proceeds from the sale of impaired collateral dependent real estate loans. This change in methodology resulted in the allowance for loan losses as of March 31, 2013 being $494,000 more than it would have been without this change in methodology.

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

Recent Accounting Pronouncements

FASB issued ASU No. 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. ASU 2012-06 requires that when a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). The Company adopted this Standard on January 1, 2013, and the adoption did not have a significant impact on the Company’s consolidated financial statements.

FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 amends recent guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income. The Company adopted this Standard on January 1, 2013, and the adoption did not have a significant impact on the Company’s consolidated financial statements.

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

Note 3—Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale	(in thousands)
Obligations of U.S. government corporations and agencies	$126,912	$7,052	—	$133,964
Obligations of states and political subdivisions	8,315	263	—	8,578
Corporate debt securities	1,866	46	—	1,912

Total securities available-for-sale	$137,093	$7,361	—	$144,454

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale	(in thousands)
Obligations of U.S. government corporations and agencies	$143,633	$8,068	—	$151,701
Obligations of states and political subdivisions	9,098	323	—	9,421
Corporate debt securities	1,862	43	—	1,905

Total securities available-for-sale	$154,593	$8,434	—	$163,027

No investment securities were sold during the three months ended March 31, 2013 or the year ended December 31, 2012. Investment securities with an aggregate carrying value of $67,078,000 and $66,911,000 at March 31, 2013 and December 31, 2012, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

The amortized cost and estimated fair value of debt securities at March 31, 2013 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2013, obligations of U.S. government corporations and agencies with a cost basis totaling $126,912,000 consist almost entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At March 31, 2013, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 3.5 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

	Amortized Cost	Estimated Fair Value
Investment Securities	(in thousands)
Due in one year	$2,692	$2,766
Due after one year through five years	4,637	4,872
Due after five years through ten years	43,900	45,569
Due after ten years	85,864	91,247

Totals	$137,093	$144,454

At March 31, 2013 and December 31, 2012, the Company had no investment securities with gross unrealized losses.

Note 4—Loans

A summary of loan balances follows (in thousands):

	March 31, 2013
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$125,875	$5,075	—	$5,010	$135,960
Commercial	772,296	69,982	—	32,011	874,289

Total mortgage loan on real estate	898,171	75,057	—	37,021	1,010,249
Consumer:
Home equity lines of credit	303,638	16,341	7,413	5,652	333,044
Home equity loans	12,533	347	48	155	13,083
Auto Indirect	2,821	—	—	—	2,821
Other	24,826	2,264	—	25	27,115

Total consumer loans	343,818	18,952	7,461	5,832	376,063
Commercial	106,275	779	36	8,393	115,483
Construction:
Residential	14,498	—	—	5,023	19,521
Commercial	9,909	—	—	1,137	11,046

Total construction	24,407	—	—	6,160	30,567

Total loans, net of deferred loan fees	$1,372,671	$94,788	$7,497	$57,406	$1,532,362

Total principal balance of loans owed, net of charge-offs	$1,375,615	$107,268	$18,783	$71,426	$1,573,092
Unamortized net deferred loan fees	(2,944)	—	—	—	(2,944)
Discounts to principal balance of loans owed, net of charge-offs	—	(12,480)	(11,286)	(14,020)	(37,786)

Total loans, net of unamortized deferred loan fees	$1,372,671	$94,788	$7,497	$57,406	$1,532,362

Noncovered loans	$1,372,671	$94,788	$7,497	$17,614	$1,492,570
Covered loans	—	—	—	39,792	39,792

Total loans, net of unamortized deferred loan fees	$1,372,671	$94,788	$7,497	$57,406	$1,532,362

Allowance for loan losses	$32,698	$2,867	$1,039	$3,263	$39,867

Note 4—Loans (continued)

A summary of loan balances follows (in thousands):

	December 31, 2012
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$121,255	$5,413	—	$5,016	$131,684
Commercial	775,124	72,090	$1,289	29,943	878,446

Total mortgage loan on real estate	896,379	77,503	1,289	34,959	1,010,130
Consumer:
Home equity lines of credit	311,671	16,788	7,612	5,954	342,025
Home equity loans	13,011	342	49	155	13,557
Auto Indirect	3,816	—	—	—	3,816
Other	24,263	2,418	—	32	26,713

Total consumer loans	352,761	19,548	7,661	6,141	386,111
Commercial	125,122	869	22	9,515	135,528
Construction:
Residential	11,877	—	—	6,582	18,459
Commercial	11,196	—	—	3,399	14,595

Total construction	23,073	—	—	9,981	33,054

Total loans, net of deferred loan fees	$1,397,335	$97,920	$8,972	$60,596	$1,564,823

Total principal balance of loans owed, net of charge-offs	$1,400,147	$111,286	$20,621	$75,277	$1,607,331
Unamortized net deferred loan fees	(2,812)	—	—	—	(2,812)
Discounts to principal balance of loans owed, net of charge-offs	—	(13,366)	(11,649)	(14,681)	(39,696)

Total loans, net of unamortized deferred loan fees	$1,397,335	$97,920	$8,972	$60,596	$1,564,823

Noncovered loans	$1,397,335	$97,920	$8,972	$18,708	$1,522,935
Covered loans	—	—	—	41,888	41,888

Total loans, net of unamortized deferred loan fees	$1,397,335	$97,920	$8,972	$60,596	$1,564,823

Allowance for loan losses	$(35,769)	$(1,969)	$(1,054)	$(3,856)	$(42,648)

The following is a summary of the change in accretable yield for PCI – other loans during the periods indicated (in thousands):

	Three months ended March 31,
	2013	2012
Change in accretable yield:
Balance at beginning of period	$22,337	$25,145
Accretion to interest income	(1,623)	(1,959)
Reclassification (to) from nonaccretable difference	(23)	1,429

Balance at end of period	$20,691	$24,615

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

	Allowance for Loan Losses – As of and three months ended March 31, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$3,523	$8,782	$21,367	$1,155	$243	$696	$4,703	$1,400	$779	$42,648
Charge-offs	(7)	(803)	(766)	(26)	(25)	(273)	(790)	(20)	(61)	(2,771)
Recoveries	—	353	290	9	85	224	70	61	6	1,098
(Benefit) provision	(173)	1,078	(1,568)	(1)	(155)	(84)	252	(105)	(352)	(1,108)

Ending balance	$3,343	$9,410	$19,323	$1,137	$148	$563	$4,235	$1,336	$372	$39,867

Ending balance:
Individ. evaluated for impairment	$479	$1,804	$1,613	$50	$7	$8	$823	$219	$42	$5,045

Loans pooled for evaluation	$2,498	$7,326	$16,496	$1,006	$141	$555	$1,935	$438	$125	$30,520

Loans acquired with deteriorated credit quality	$366	$280	$1,214	$81	—	—	$1,477	$679	$205	$4,302

	Loans, net of unearned fees – As of March 31, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$135,960	$874,289	$333,044	$13,083	$2,821	$27,115	$115,483	$19,521	$11,046	$1,532,362

Individ. evaluated for impairment	$6,238	$64,812	$8,721	$576	$176	$97	$5,867	$3,410	$343	$90,240

Loans pooled for evaluation	$124,712	$777,466	$311,258	$12,304	$2,645	$26,993	$101,187	$11,088	$9,566	$1,377,219

Loans acquired with deteriorated credit quality	$5,010	$32,011	$13,065	$203	—	$25	$8,429	$5,023	$1,137	$64,903

	Allowance for Loan Losses – As of and year ended December 31, 2012
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$2,404	$13,217	$18,258	$1,101	$215	$932	$6,545	$1,817	$1,425	$45,914
Charge-offs	(1,558)	(3,457)	(8,042)	(385)	(83)	(1,202)	(1,251)	(406)	(100)	(16,484)
Recoveries	147	1,020	398	100	215	860	643	412	—	3,795
(Benefit) provision	2,530	(1,998)	10,753	339	(104)	106	(1,234)	(423)	(546)	9,423

Ending balance	$3,523	$8,782	$21,367	$1,155	$243	$696	$4,703	$1,400	$779	$42,648

Ending balance:
Individ. evaluated for impairment	$631	$515	$2,264	$81	$5	$47	$840	$11	$111	$4,505

Loans pooled for evaluation	$2,526	$8,026	$17,862	$995	$238	$649	$2,342	$430	$165	$33,233

Loans acquired with deteriorated credit quality	$366	$241	$1,241	$79	—	—	$1,521	$959	$503	$4,910

	Loans, net of unearned fees – As of December 31, 2012
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$131,684	$878,446	$342,025	$13,557	$3,816	$26,713	$135,528	$18,459	$14,595	$1,564,823

Individ. evaluated for impairment	$6,586	$71,077	$10,056	$528	$197	$121	$8,562	$3,596	$607	$101,330

Loans pooled for evaluation	$120,082	$776,137	$318,403	$12,825	$3,619	$26,560	$117,429	$8,281	$10,589	$1,393,925

Loans acquired with deteriorated credit quality	$5,016	$31,232	$13,566	$204	—	$32	$9,537	$6,582	$3,399	$69,568

Note 5 – Allowance for Loan Losses (Continued)

	Allowance for Loan Losses – As of and three months ended March 31, 2012
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$2,404	$13,217	$18,258	$1,101	$215	$932	$6,545	$1,817	$1,425	$45,914
Charge-offs	(223)	(1,305)	(2,625)	(41)	(40)	(339)	(281)	(68)	—	(4,922)
Recoveries	-	36	63	3	57	255	50	—	—	464
Provision (benefit)	976	(1,967)	6,336	204	343	(248)	(1,764)	(77)	193	3,996

Ending balance	$3,157	$9,981	$22,032	$1,267	$575	$600	$4,550	$1,672	$1,618	$45,452

Ending balance:
Individ. evaluated for impairment	$582	$1,041	$1,578	$59	$14	$17	$357	$80	$1,048	$4,776

Loans pooled for evaluation	$2,463	$8,939	$18,949	$1,096	$560	$584	$2,563	$625	$110	$35,889

Loans acquired with deteriorated credit quality	$113	—	$1,505	$111	—	—	$1,630	$967	$461	$4,787

	Loans, net of unearned fees – As of March 31, 2012
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$130,500	$816,859	$350,062	$14,559	$8,397	$23,671	$128,343	$22,364	$16,330	$1,511,085

Individ. evaluated for impairment	$10,490	$69,817	$8,777	$549	$404	$177	$9,286	$5,606	$7,114	$112,220

Loans pooled for evaluation	$113,808	$714,579	$327,018	$13,805	$7,993	$23,446	$106,689	$7,569	$5,552	$1,320,459

Loans acquired with deteriorated credit quality	$6,202	$32,463	$14,267	$205	—	$48	$12,368	$9,189	$3,664	$78,406

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

Note 5 – Allowance for Loan Losses (Continued)

The following tables present ending loan balances by loan category and risk grade as of the dates indicated:

	Credit Quality Indicators – As of March 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.	Total
Originated loans:
Pass	$116,293	686,714	$288,765	$11,508	$2,185	$24,007	$96,302	$10,487	$9,200	$1,245,461
Special mention	1,920	21,690	4,450	295	367	693	4,461	385	401	34,662
Substandard	7,662	63,892	10,423	730	269	126	5,512	3,626	308	92,548

Total Originated loans	$125,875	$772,296	$303,638	$12,533	$2,821	$24,826	$106,275	$14,498	$9,909	$1,372,671

PNCI loans:
Pass	$4,532	$62,804	$15,292	$347	—	$2,162	$760	—	—	$85,897
Special mention	—	3,711	282	—	—	61	19	—	—	4,073
Substandard	543	3,467	767	—	—	41	—	—	—	4,818

Total PNCI loans	$5,075	$69,982	$16,341	$347	—	$2,264	$779	—	—	$94,788

PCI loans	$5,010	$32,011	$13,065	$203	—	$25	$8,429	$5,023	$1,137	$64,903

Total loans	$135,960	$874,289	$333,044	$13,083	$2,821	$27,115	$115,483	$19,521	$11,046	$1,532,362

	Credit Quality Indicators – As of December 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.	Total
Originated loans:
Pass	$108,946	$686,593	$291,701	$11,892	$2,949	$23,154	$113,595	$7,744	$10,221	$1,256,795
Special mention	3,122	21,184	6,955	555	531	958	3,224	285	356	37,170
Substandard	9,187	67,347	13,015	564	336	151	8,303	3,848	619	103,370

Total Originated loans	$121,255	$775,124	$311,671	$13,011	$3,816	$24,263	$125,122	$11,877	$11,196	$1,397,335

PNCI loans:
Pass	$4,968	$64,917	$15,915	$342	—	$2,240	$848	—	—	$89,230
Special mention	—	5,249	193	—	—	104	21	—	—	5,567
Substandard	436	1,924	680	—	—	74	—	—	—	3,114
Loss	9	—	—	—	—	—	—	—	—	9

Total PNCI loans	$5,413	$72,090	$16,788	$342	—	$2,418	$869	—	—	$97,920

PCI loans	$5,016	$31,232	$13,566	$204	—	$32	$9,537	$6,582	$3,399	$69,568

Total loans	$131,684	$878,446	$342,025	$13,557	$3,816	$26,713	$135,528	$18,459	$14,595	$1,564,823

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

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of March 31, 2013
(In thousands)	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction
Originated loan balance:	Resid.	Comm.	Lines	Loans				Resid.	Comm.	Total
Past due:
30-59 Days	$1,305	$2,326	$2,635	$109	$28	$50	$333	—	—	$6,786
60-89 Days	650	265	1,226	—	36	9	35	—	—	2,221
> 90 Days	732	7,852	2,072	217	94	2	2,616	31	75	13,691

Total past due	2,687	10,443	5,933	326	158	61	2,984	31	75	22,698
Current	123,188	761,853	297,705	12,207	2,663	24,765	103,291	14,467	9,834	1,349,973

Total Originated loans	$125,875	$772,296	$303,638	$12,533	$2,821	$24,826	$106,275	$14,498	$9,909	$1,372,671

> 90 Days and still accruing	$190	—	—	—	—	—	—	—	—	$190

Nonaccrual loans	$4,459	$34,853	$7,027	$515	$166	$27	$4,131	$3,125	$270	$54,573

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of March 31, 2013
(In thousands)	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction
PNCI loan balance:	Resid.	Comm.	Lines	Loans				Resid.	Comm.	Total
Past due:
30-59 Days	$1,709	$526	$857	—	—	$1	—	—	—	$3,093
60-89 Days	204	569	—	—	—	—	—	—	—	773
> 90 Days	43	—	—	—	—	—	—	—	—	43

Total past due	1,956	1,095	857	—	—	1	—	—	—	3,909
Current	3,119	68,887	15,484	347	—	2,263	779	—	—	90,879

Total PNCI loans	$5,075	$69,982	$16,341	$347	—	$2,264	$779	—	—	$94,788

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—
Nonaccrual loans	$111	$1,212	$339	—	—	$41	—	—	—	$1,703

Note 5 – Allowance for Loan Losses (Continued)

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of December 31, 2012
(In thousands)	RE Mortgage		Home Equity		Auto Indirect	Other Consumer		Construction
Originated loan balance:	Resid.	Comm.	Lines	Loans			C&I	Resid.	Comm.	Total
Past due:
30-59 Days	$1,702	$2,695	$3,371	$67	$77	$67	$1,848	$309	—	$10,136
60-89 Days	278	1,578	819	33	40	40	138	—	—	2,926
> 90 Days	674	13,829	3,395	217	79	14	4,782	42	$94	23,126

Total past due	2,654	18,102	7,585	317	196	121	6,768	351	94	36,188
Current	118,601	757,022	304,086	12,694	3,620	24,142	118,354	11,526	11,102	1,361,147

Total Originated loans	$121,255	$775,124	$311,671	$13,011	$3,816	$24,263	$125,122	$11,877	$11,196	$1,397,335

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$4,781	$37,220	$8,486	$465	$174	$49	$6,750	$3,312	$532	$61,769

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of December 31, 2012
(In thousands)	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction
PNCI loan balance:	Resid.	Comm.	Lines	Loans				Resid.	Comm.	Total
Past due:
30-59 Days	$1,024	$500	$124	—	—	$31	—	—	—	$1,679
60-89 Days	—	—	63	—	—	—	—	—	—	63
> 90 Days	43	148	157	—	—	—	—	—	—	348

Total past due	1,067	648	344	—	—	31	—	—	—	2,090
Current	4,346	71,442	16,444	$342	—	2,387	$869	—	—	95,830

Total PNCI loans	$5,413	$72,090	$16,788	$342	—	$2,418	$869	—	—	$97,920

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$113	$1,218	$403	—	—	$42	—	—	—	$1,776

Impaired Originated and PNCI loans are those where management has concluded that it is probable that the borrower will be unable to pay all amounts due under the contractual terms.

The following tables show the recorded investment (financial statement balance), unpaid principal balance, average recorded investment, and interest income recognized for impaired Originated and PNCI loans, segregated by those with no related allowance recorded and those with an allowance recorded for the periods indicated.

	Impaired Originated Loans – As of March 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$4,017	$57,206	$5,138	$460	$151	$23	$4,240	$696	$195	$72,126

Unpaid principal	$6,192	$62,263	$8,437	$1,110	$292	$40	$5,392	$1,442	$426	$85,594

Average recorded Investment	$3,769	$61,619	$4,690	$411	$157	$21	$4,239	$2,125	$240	$77,271

Interest income Recognized	$7	$362	$5	—	$1	—	$11	—	—	$386

With an allowance recorded:
Recorded investment	$2,025	$5,816	$3,244	$116	$25	$4	$1,626	$2,713	$149	$15,718

Unpaid principal	$2,252	$6,095	$4,086	$166	$32	$4	$1,680	$6,680	$181	$21,176

Related allowance	$447	$1,296	$1,576	$50	$7	$4	$823	$219	$42	$4,464

Average recorded Investment	$2,446	$4,537	$4,328	$142	$30	$17	$2,975	$1,378	$236	$16,089

Interest income Recognized	$15	$47	$16	$1	—	—	$19	$5	$1	$104

Note 5 – Allowance for Loan Losses (Continued)

The following tables show the recorded investment (financial statement balance), unpaid principal balance, average recorded investment, and interest income recognized for impaired Originated and PNCI loans, segregated by those with no related allowance recorded and those with an allowance recorded for the periods indicated.

	Impaired PNCI Loans – As of March 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.	Total
With no relatedallowance recorded:
Recorded investment	—	$1,271	$302	—	—	$41	—	—	—	$1,614

Unpaid principal	—	$3,300	$343	—	—	$46	—	—	—	$3,689

Average recorded Investment	—	$1,370	$334	—	—	$21	—	—	—	$1,725

Interest income Recognized	—	$4	—	—	—	—	—	—	—	$4

With anallowance recorded:
Recorded investment	$197	$519	$37	—	—	$29	—	—	—	$782

Unpaid principal	$224	$519	$41	—	—	$29	—	—	—	$813

Related allowance	$32	$508	$37	—	—	$4	—	—	—	$581

Average recorded Investment	$198	$420	$38	—	—	$51	—	—	—	$707

Interest income Recognized	$1	$7	—	—	—	$1	—	—	—	$9

	Impaired Originated Loans – As of December 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.	Total
With no relatedallowance recorded:
Recorded investment	$3,520	$66,031	$4,241	$361	$163	$19	$4,238	$3,554	$284	$82,411

Unpaid principal	$5,349	$70,709	$6,691	$781	$311	$40	$4,613	$8,227	$484	$97,205

Average recorded Investment	$6,329	$61,299	$4,311	$329	$263	$42	$7,500	$3,505	$517	$84,095

Interest income Recognized	$71	$2,513	$58	$1	$3	—	$73	$20	$10	$2,749

With anallowance recorded:
Recorded investment	$2,867	$3,258	$5,412	$167	$34	$30	$4,324	$42	$323	$16,457

Unpaid principal	$3,432	$3,556	$7,103	$396	$51	$32	$4,992	$42	$523	$20,127

Related allowance	$603	$352	$2,237	$81	$5	$12	$840	$11	$111	$4,252

Average recorded Investment	$3,890	$7,841	$6,331	$317	$102	$49	$2,800	$1,543	$6,570	$29,443

Interest income Recognized	$67	$129	$103	$16	$1	$1	$100	$6	$5	$428

Note 5 – Allowance for Loan Losses (Continued)

The following tables show the recorded investment (financial statement balance), unpaid principal balance, average recorded investment, and interest income recognized for impaired PNCI loans, segregated by those with no related allowance recorded and those with an allowance recorded for the periods indicated.

	Impaired PNCI Loans – As of December 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.	Total
With no relatedallowance recorded:
Recorded investment	—	$1,468	$365	—	—	—	—	—	—	$1,833

Unpaid principal	—	$3,452	$586	—	—	—	—	—	—	$4,038

Average recorded Investment	$16	$2,097	$308	$11	—	$31	$11	—	—	$2,474

Interest income Recognized	—	$133	$5	—	—	—	—	—	—	$138

With anallowance recorded:
Recorded investment	$199	$320	$38	—	—	$72	—	—	—	$629

Unpaid principal	$225	$331	$41	—	—	$76	—	—	—	$673

Related allowance	$28	$163	$27	—	—	$35	—	—	—	$253

Average recorded Investment	$213	$121	$148	—	—	$43	—	—	—	$525

Interest income Recognized	$9	$12	$1	—	—	$2	—	—	—	$24

	Impaired Originated Loans – As of March 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.	Total
With no relatedallowance recorded:
Recorded investment	$7,288	$61,224	$4,039	$188	$311	$55	$8,453	$4,631	$629	$86,818

Unpaid principal	$9,377	$72,273	$6,755	$488	$568	$80	$9,110	$9,642	$953	$109,246

Average recorded Investment	$8,079	$52,833	$5,053	$479	$467	$44	$6,597	$5,315	$3,570	$82,437

Interest income Recognized	$22	$375	$4	$1	$1	—	$33	—	$3	$439

With anallowance recorded:
Recorded investment	$3,040	$6,521	$4,332	$361	$93	$45	$833	$975	$6,485	$22,685

Unpaid principal	$3,524	$7,010	$5,389	$720	$117	$47	$873	$2,071	$6,523	$26,274

Related allowance	$559	$1,043	$1,498	$59	$14	$17	$357	$78	$1,048	$4,673

Average recorded Investment	$3,399	$10,714	$3,690	$188	$297	$46	$704	$815	$3,725	$23,578

Interest income Recognized	$6	$62	$11	—	—	—	$7	$2	$94	$182

Note 5 – Allowance for Loan Losses (Continued)

The following tables show the recorded investment (financial statement balance), unpaid principal balance, average recorded investment, and interest income recognized for impaired PNCI loans, segregated by those with no related allowance recorded and those with an allowance recorded for the periods indicated.

	Impaired PNCI Loans – As of March 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consumer	C&I	Construction
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.	Total
With no relatedallowance recorded:
Recorded investment	—	$2,072	$326	—	—	$77	—	—	—	$2,475
Unpaid principal	—	$2,075	$363	—	—	$78	—	—	—	$2,516
Average recorded
Investment	—	$1,036	$163	—	—	$39	—	—	—	$1,238
Interest income
Recognized	—	$26	—	—	—	$1	—	—	—	$27
With anallowance recorded:
Recorded investment	$162	—	$80	—	—	—	—	—	—	$242
Unpaid principal	$162	—	$84	—	—	—	—	—	—	$246
Related allowance	$23	—	$80	—	—	—	—	—	—	$103
Average recorded
Investment	$81	—	$40	—	—	—	—	—	—	$121
Interest income
Recognized	$3	—	—	—	—	—	—	—	—	$3

At March 31, 2013, $51,458,000 of Originated loans were TDR and classified as impaired. The Company had obligations to lend $92,000 of additional funds on these TDR as of March 31, 2013. At March 31, 2013, $954,000 of PNCI loans were TDR and classified as impaired. The Company had no obligations to lend additional funds on these TDR as of March 31, 2013.

At December 31, 2012, $57,223,000 of Originated loans were TDR and classified as impaired. The Company had obligations to lend $137,000 of additional funds on these TDR as of December 31, 2012. At December 31, 2012, $950,000 of PNCI loans were TDR and classified as impaired. The Company had no obligations to lend additional funds on these TDR as of December 31, 2012.

The following table shows certain information regarding Troubled Debt Restructurings (TDRs) that occurred during the period indicated:

	TDR Information for the Three Months Ended March 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.	Total
Number	—	—	3	—	—	—	—	—	—	3
Pre-modification out-standing principal balance	—	—	$257	—	—	—	—	—	—	$257
Post-modification out-standing principal balance	—	—	$260	—	—	—	—	—	—	$260
Financial Impact due to troubled debt restructure taken as additional provision	—	—	—	—	—	—	—	—	—	—
Number that defaulted during the period	—	—	—	—	—	—	—	—	—	—
Recorded investment of
TDRs that defaulted during the period	—	—	—	—	—	—	—	—	—	—
Financial Impact due to the default of previous troubled debt restructure taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

Note 5 – Allowance for Loan Losses (Continued)

The following table shows certain information regarding TDRs that occurred during the period indicated:

	TDR Information for the Three Months Ended March 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction
(In thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.	Total
Number	2	7	2	—	—	1	1	2	—	15
Pre-modification out-standing principal balance	$650	$1,561	$436	—	—	$38	$249	$230	—	$3,164
Post-modification out-standing principal balance	$669	$1,523	$464	—	—	$38	$249	$232	—	$3,175
Financial Impact due to troubled debt restructure taken as additional provision	—	—	$16	—	—	—	—	—	—	$16
Number that defaulted during the period	1	4	—	—	—	—	—	—	1	6
Recorded investment of TDRs that defaulted during the period	$112	$2,632	—	—	—	—	—	—	$39	$2,783
Financial Impact due to the default of previous troubled debt restructure taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

Modifications classified as Troubled Debt Restructurings can include one or a combination of the following:

•	Rate modifications

•	Term extensions

•	Interest only modifications, either temporary or long-term

•	Payment modifications

•	Collateral substitutions/additions

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

Note 6 – Foreclosed Assets

A summary of the activity in the balance of foreclosed assets follows (in thousands):

	Three months ended March 31, 2013			Three months ended March 31, 2012
	Non covered	Covered	Total	Non covered	Covered	Total
Beginning balance, net	$5,957	$1,541	$7,498	$13,268	$3,064	$16,332
Additions/transfers from loans	5,473	263	5,736	1,694	225	1,919
Dispositions/sales	(6,816)	(267)	(7,083)	(3,379)	—	(3,379)
Valuation adjustments	(27)	—	(27)	(83)	—	(83)

Ending balance, net	$4,587	$1,537	$6,124	$11,500	$3,289	$14,789

Ending valuation allowance	$984	$488	$1,472	$(977)	$(776)	$(1,753)

Ending number of foreclosed assets	33	4	37	52	11	63

Proceeds from sale of foreclosed assets	$7,354	$280	$7,635	$3,021	—	$3,021

Gain (loss) on sale of foreclosed assets	$538	$13	$551	$(358)	—	$(358)

Note 7—Premises and Equipment

Premises and equipment were comprised of:

	March 31, 2013	December 31, 2012
	(In thousands)
Land & land improvements	$5,905	$5,929
Buildings	23,104	23,090
Furniture and equipment	25,778	25,877

	54,787	54,896
Less: Accumulated depreciation	(32,712)	(32,101)

	22,075	22,795
Construction in progress	7,393	4,190

Total premises and equipment	$29,468	$26,985

Depreciation expense for premises and equipment amounted to $741,000 and $782,000 for the three months ended March 31, 2013 and 2012, respectively.

Note 8 – Cash Value of Life Insurance

A summary of the activity in the balance of cash value of life insurance follows (in thousands):

	Three months ended March 31,
	2013	2012
Beginning balance	$50,582	$50,403
Increase in cash value of life insurance	426	450

Ending balance	$51,008	$50,853

End of period death benefit	$94,234	$95,593
Number of policies owned	133	139
Insurance companies used	6	6
Current and former employees and directors covered	36	38

As of March 31, 2013, the Bank was the owner and beneficiary of 133 life insurance policies, issued by six life insurance companies, covering 36 current and former employees and directors. These life insurance policies are recorded on the Company’s financial statements at their reported cash (surrender) values. As a result of current tax law and the nature of these policies, the Bank records any increase in cash value of these policies as nontaxable noninterest income. If the Bank decided to surrender any of the policies prior to the death of the insured, such surrender may result in a tax expense related to the life-to-date cumulative increase in cash value of the policy. If the Bank retains such policies until the death of the insured, the Bank would receive nontaxable proceeds from the insurance company equal to the death benefit of the policies. The Bank has entered into Joint Beneficiary Agreements (JBAs) with certain of the insureds that for certain of the policies provide some level of sharing of the death benefit, less the cash surrender value, among the Bank and the beneficiaries of the insured upon the receipt of death benefits. See Note 15 of these consolidated financial statements for additional information on of JBAs.

Note 9—Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill intangible as of the dates indicated.

(In thousands)	March 31, 2013	Additions	Reductions	December 31, 2012
Goodwill	$15,519	—	—	$15,519

The following table summarizes the Company’s core deposit intangibles as of the dates indicated.

(In thousands)	March 31, 2013	Additions	Reductions	December 31, 2012
Core deposit intangibles	$1,460	—	—	$1,460
Accumulated amortization	(420)	—	$(52)	(368)

Core deposit intangibles, net	$1,040	—	$(52)	$1,092

The Company recorded additions to core deposit intangibles of $898,000 and $562,000 in conjunction with the Citizens and Granite acquisition on September 23, 2011 and May 28, 2010, respectively. The following table summarizes the Company’s estimated core deposit intangible amortization (in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2013	$209
2014	209
2015	209
2016	209
2017	209
2018	$47

Note 10—Mortgage Servicing Rights

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated (in thousands):

	Three months ended March 31,
	2013	2012
Mortgage servicing rights:
Balance at beginning of period	$4,552	$4,603
Additions	493	550
Change in fair value	(61)	(369)

Balance at end of period	$4,984	$4,784

Servicing, late and ancillary fees received	$417	$372
Balance of loans serviced at:
Beginning of period	$666,512	$598,185
End of period	$680,447	$615,867
Weighted-average prepayment speed (CPR)	17.3%	18.4%
Discount rate	10.0%	9.0%

The changes in fair value of MSRs that occurred during the three months ended March 31, 2013 and 2012 were mainly due to changes in principal balances and changes in the estimated life of the MSRs.

Note 11—Indemnification Asset

A summary of the activity in the balance of indemnification asset follows (in thousands):

	Three months ended March 31,
	2013	2012
Beginning balance	$1,997	$4,405
Effect of actual covered losses and change in estimated future covered losses	(35)	(418)
Reimbursable (revenue) expenses, net	(39)	58
Payments received	(116)	(640)

Ending balance	$1,807	$3,405

Note 12 – Other Assets

Other assets were comprised of (in thousands):

	March 31, 2013	December 31, 2012
Deferred tax asset, net	$28,098	$28,935
Prepaid expense including FDIC assessment and taxes	4,507	3,455
Software	1,434	1,550
Life insurance proceeds receivable	—	706
Advanced compensation	1,408	1,440
TriCo Capital Trust I & II	1,238	1,238
Miscellaneous other assets	1,799	1,283

Total other assets	$38,484	$38,607

Note 13—Deposits

A summary of the balances of deposits follows (in thousands):

	March 31, 2013	December 31, 2012
Noninterest-bearing demand	$639,420	$684,833
Interest-bearing demand	531,695	503,465
Savings	786,352	762,924
Time certificates, $100,000 and over	175,288	180,195
Other time certificates	152,795	158,285

Total deposits	$2,285,550	$2,289,702

Certificate of deposit balances of $5,000,000 and $5,000,000 from the State of California were included in time certificates, $100,000 and over, at March 31, 2013 and December 31, 2012, respectively. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $1,112,000 and $1,408,000 were classified as consumer loans at March 31, 2013 and December 31, 2012, respectively.

Note 14 – Reserve for Unfunded Commitments

The following tables summarize the activity in reserve for unfunded commitments for the periods indicated (in thousands):

	Three months ended March 31,
	2013	2012
Balance at beginning of period	$3,615	$2,740
Provision for losses – unfunded commitments	(440)	(190)

Balance at end of period	$3,175	$2,550

Note 15 – Other Liabilities

Other liabilities were comprised of (in thousands):

	March 31, 2013	December 31, 2012
Deferred compensation	$7,894	$7,738
Supplemental retirement	16,694	16,345
Joint beneficiary agreements	2,805	2,736
Accrued legal settlement	2,090	2,090
Miscellaneous other liabilities	7,857	6,213

Total other liabilities	$37,340	$35,122

Note 16—Other Borrowings

A summary of the balances of other borrowings follows:

(In thousands)	March 31, 2013	December 31, 2012
Other collateralized borrowings, fixed rate, as of
March 31, 2013 of 0.05% payable on April 1, 2013	$8,125	$9,197

Total other borrowings	$8,125	$9,197

The Company had $8,125,000 and $9,197,000 of other collateralized borrowings at March 31, 2013 and December 31, 2012, respectively. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of March 31, 2013, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $8,125,000 under these other collateralized borrowings.

The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at March 31, 2013, this line provided for maximum borrowings of $511,625,000 of which none was outstanding, leaving $511,625,000 available. As of March 31, 2013, the Company has designated loans totaling $1,006,023,000 as potential collateral under this collateralized line of credit with the FHLB.

The Company maintains a collateralized line of credit with the Federal Reserve Bank of San Francisco. As of March 31, 2013, this line provided for maximum borrowings of $80,091,000 of which none was outstanding, leaving $80,091,000 available. As of March 31, 2013, the Company has designated investment securities with fair value of $54,000 and loans totaling $102,267,000 as potential collateral under this collateralized line of credit with the FRB.

The Company has available unused correspondent banking lines of credit from commercial banks totaling $5,000,000 for federal funds transactions at March 31, 2013.

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

The debentures issued by TriCo Capital Trust I and TriCo Capital Trust II, less the common securities of TriCo Capital Trust I and TriCo Capital Trust II, continue to qualify as Tier 1 or Tier 2 capital under interim guidance issued by the Board of Governors of the Federal Reserve System (Federal Reserve Board). As of March 31, 2013, the interest rates on the junior subordinated debentures issued by TriCo Capital Trust I and II were 3.354% and 2.852%, respectively.

Note 18—Commitments and Contingencies

Restricted Cash Balances— Reserves (in the form of deposits with the Federal Reserve Bank) of $35,533,000 and $31,594,000 were maintained to satisfy Federal regulatory requirements at March 31, 2013 and December 31, 2012, respectively. These reserves are included in cash and due from banks in the accompanying balance sheets.

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

Rent expense under operating leases was $791,000 and $832,000 during the three months ended March 31, 2013 and 2012, respectively

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

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(In thousands)	March 31, 2013	December 31, 2012
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$133,953	$123,517
Consumer loans	369,110	369,467
Real estate mortgage loans	27,388	27,959
Real estate construction loans	28,711	36,311
Standby letters of credit	2,004	2,905
Deposit account overdraft privilege	71,288	69,675

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

Legal Proceedings—The Bank owns 10,214 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 0.4206 per Class A share. As of March 31, 2013, the value of the Class A shares was $169.84 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Company was $730,000 as of March 31, 2013, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

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

Note 19 – Shareholders’ Equity

Dividends Paid

The Bank paid to the Company cash dividends in the aggregate amounts of $1,700,000 and $1,625,000 during the three months ended March 31, 2013 and 2012, respectively. The Bank is regulated by the FDIC and the State of California Department of Financial Institutions. Absent approval from the Commissioner of Financial Institutions of California, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period.

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

Stock Repurchase Plan

On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company’s common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this stock repurchase plan represented approximately 3.2% of the Company’s 15,814,662 outstanding common shares as of August 21, 2007. This stock repurchase plan has no expiration date. As of March 31, 2013, the Company had repurchased 166,600 shares under this plan.

Stock Repurchased Under Equity Compensation Plans

During the three months ended March 31, 2013, 15,647 shares of the Company’s common stock were tendered in lieu of cash to exercise options to purchase shares of the Company’s stock. Such tendered shares are considered repurchased shares but are not counted against the repurchase plan noted above.

Note 20—Stock Options and Other Equity-Based Incentive Instruments

In March 2009, the Company’s Board of Directors adopted the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2009 Plan was approved by the Company’s shareholders in May 2009. The 2009 Plan allows for the granting of the following types of “stock awards” (Awards): incentive stock options, nonstatutory stock options, performance awards, restricted stock, restricted stock unit awards and stock appreciation rights. In May 2013, the Company’s shareholders approved an amendment to the 2009 Plan increasing the maximum aggregate number of shares of TriCo’s common stock which may be issued pursuant to or subject to Awards from 650,000 to 1,650,000. The number of shares available for issuance under the 2009 Plan is reduced by: (i) one share for each share of common stock issued pursuant to a stock option or a Stock Appreciation Right and (ii) two shares for each share of common stock issued pursuant to a Performance Award, a Restricted Stock Award or a Restricted Stock Unit Award. When Awards made under the 2009 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2009 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares against the number of shares again becomes available for issuance under the 2009 Plan, the number of shares of common stock available for issuance under the 2009 Plan shall increase by two shares. Shares awarded and delivered under the 2009 Plan may be authorized but unissued, or reacquired shares. As of March 31, 2013, 585,500 options for the purchase of common shares remain outstanding, and 1,064,500 remain available for grant, under the 2009 Plan (giving effect to the amendment described above).

In May 2001, the Company adopted the TriCo Bancshares 2001 Stock Option Plan (2001 Plan) covering officers, employees, directors of, and consultants to, the Company. Under the 2001 Plan, the option exercise price cannot be less than the fair market value of the Common Stock at the date of grant except in the case of substitute options. Options for the 2001 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 2001 Plan are determined individually for each grant. As of March 31, 2013, 795,935 options for the purchase of common shares remain outstanding under the 2001 Plan. No new options may be granted under the 2001 Plan.

Stock option activity is summarized in the following table for the time period indicated:

	Number of Shares	Option Price per Share			Weighted Average Exercise Price	Weighted Average Fair Value on Date of Grant
Outstanding at December 31, 2012	1,393,935	$12.60	to	$25.91	$17.07
Options granted	7,500	$16.59	to	$16.59	$16.59	$7.51
Options exercised	(20,000)	$13.09	to	$13.09	$13.09
Options forfeited	—	—	to	—	—
Outstanding at March 31, 2013	1,381,435	$12.60	to	$25.91	$17.13

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of March 31, 2013:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	1,047,546	333,889	1,381,435
Weighted average exercise price	$17.65	$15.49	$17.13
Intrinsic value (in thousands)	$1,379	$568	$1,947
Weighted average remaining contractual term (yrs.)	3.7	8.5	4.9

The 333,889 options that are currently not exercisable as of March 31, 2013 are expected to vest, on a weighted-average basis, over the next 3.3 years, and the Company is expected to recognize $2,308,000 of pre-tax compensation costs related to these options as they vest. The Company did not modify any option grants during 2012 or the three months ended March 31, 2013.

Note 21—Noninterest Income and Expenses

The components of other noninterest income were as follows (in thousands):

	Three months ended March 31,
	2013	2012
Service charges on deposit accounts	$3,140	$3,527
ATM and interchange fees	1,875	1,819
Other service fees	559	603
Mortgage banking service fees	416	372
Change in value of mortgage servicing rights	(61)	(369)

Total service charges and fees	5,929	5,952

Gain on sale of loans	2,294	1,650
Commissions on sale of non-deposit investment products	761	819
Increase in cash value of life insurance	426	450
Change in indemnification asset	(101)	(353)
Gain (loss) on sale of foreclosed assets	551	(358)
Sale of customer checks	91	73
Lease brokerage income	117	58
Loss on disposal of fixed assets	(16)	(235)
Commission rebates	—	(16)
Other	166	225

Total other noninterest income	4,289	2,313

Total noninterest income	$10,218	$8,265

Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights, totaling $355,000 and $3,000 were recorded in service charges and fees noninterest income for the three months ended March 31, 2013 and 2012, respectively.

Note 21—Noninterest Income and Expenses (continued)

The components of noninterest expense were as follows (in thousands):

	Three months ended March 31,
	2013	2012
Base salaries, net of deferred loan origination costs	$8,348	$8,159
Incentive compensation	1,286	1,375
Benefits and other compensation costs	3,327	3,228

Total salaries and benefits expense	12,961	12,762

Occupancy	1,659	1,716
Equipment	1,034	1,117
Data processing and software	1,078	1,294
ATM network charges	496	567
Telecommunications	525	555
Postage	231	256
Courier service	167	189
Advertising	325	498
Assessments	606	606
Operational losses	117	116
Professional fees	486	423
Foreclosed assets expense	99	525
Provision for foreclosed asset losses	27	83
Change in reserve for unfunded commitments	(440)	(190)
Intangible amortization	52	53
Other	2,178	2,345

Total other noninterest expense	8,640	10,153

Total noninterest income	$21,601	$22,915

Note 22—Income Taxes

The provisions for income taxes applicable to income before taxes differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled for the periods indicated as follows:

	Three months ended March 31,
	2013	2012
Federal statutory income tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	6.8	6.3
Tax-exempt interest on municipal obligations	(0.2)	(0.6)
Increase in cash value of insurance policies	(1.0)	(2.5)
Other	0.1	0.3

Effective Tax Rate	40.7%	38.5%

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

	Three months ended March 31,
(In thousands)	2013	2012
Net income	$8,477	$3,931
Average number of common shares outstanding	16,002	15,979
Effect of dilutive stock options	89	64

Average number of common shares outstanding used to calculate diluted earnings per share	16,091	16,043

Options excluded from diluted earnings per share because the effect of these options was antidilutive	856	869

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

	Three months ended March 31,
	2013	2012
(In thousands)
Decrease in unrealized gains on available-for-sale securities arising during the period	$(1,073)	$(265)
Tax effect	452	112

Other comprehensive income	$(621)	$(153)

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Net unrealized gains on available-for-sale securities	$7,361	$8,434
Tax effect	(3,095)	(3,547)

Unrealized gains on available-for-sale securities, net of tax	4,266	4,887

Minimum pension liability	(3,806)	(3,806)
Tax effect	1,600	1,600

Minimum pension liability, net of tax	(2,206)	(2,206)

Joint beneficiary agreement liability	(522)	(522)
Tax effect	—	—

Joint beneficiary agreement liability, net of tax	(522)	(522)

Accumulated other comprehensive income (loss)	$1,538	$2,159

Note 25—Retirement Plans

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

	Three months ended March 31,
	2013	2012
	(In thousands)
Net pension cost included the following components:
Service cost-benefits earned during the period	$185	$170
Interest cost on projected benefit obligation	160	172
Amortization of net obligation at transition	—	—
Amortization of prior service cost	38	38
Recognized net actuarial loss	72	72

Net periodic pension cost	$455	$452

During the three months ended March 31, 2013 and 2012, the Company contributed and paid out as benefits $106,000 and $106,000, respectively, to participants under the plans. For the year ending December 31, 2013, the Company expects to contribute and pay out as benefits $472,000 to participants under the plans.

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

The following table summarizes the activity in these loans for the periods indicated (in thousands):

Balance December 31, 2011	$1,764
Advances/new loans	1,568
Removed/payments	(964)

Balance December 31, 2012	$2,368
Advances/new loans	227
Removed/payments	(220)

Balance March 31, 2013	$2,375

Director Chrysler is a principal owner and CEO of Modern Building Inc. Modern Building Inc. provided construction services to Tri Counties Bank related to new and existing Bank facilities for aggregate payments of $1,601,000 during the three months ended March 31, 2013 and $3,924,000 during the year ended December 31, 2012.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at March 31, 2013	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$133,964	—	$133,964	—
Obligations of states and political subdivisions	8,578	—	8,578	—
Corporate debt securities	1,912	—	1,912	—
Mortgage servicing rights	4,984	—	—	$4,984

Total assets measured at fair value	$149,438		$144,454	$4,984

Fair value at December 31, 2012	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$151,701	—	$151,701	—
Obligations of states and political subdivisions	9,421	—	9,421	—
Corporate debt securities	1,905	—	1,905	—
Mortgage servicing rights	4,552	—	—	$4,552

Total assets measured at fair value	$167,579	—	$163,027	$4,552

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the three months ended March 31, 2013 or the year ended December 31, 2012.

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended Mach 31, 2013 and 2012. Had there been any transfer into or out of Level 3 during 2012 or 2011, the amount included in the “Transfers into (out of) Level 3” column would represent the beginning balance of an item in the period (interim quarter) during which it was transferred (in thousands):

Three months ended December 31,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2013: Mortgage servicing rights	$4,552	—	$(61)	$493	$4,984
2012: Mortgage servicing rights	$4,603	—	$(369)	$550	$4,784

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

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2013:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$4,984	Discounted cash flow	Constant prepayment rate	7.5%-24.0%, 17.3%
			Discount rate	10.0%-10.0%, 10.0%

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated (in thousands):

Three months ended March 31, 2013	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$23,989	—	—	$23,989	$(1,948)
Foreclosed assets	352	—	—	352	(27)

Total assets measured at fair value	$24,341	—	—	$24,341	$(1,975)

Three months ended March 31, 2012	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$21,110	—	—	$21,110	$(334)
Foreclosed assets	680	—	—	680	(83)

Total assets measured at fair value	$21,790	—	—	$21,790	$(417)

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2013:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Impaired Originated & PNCI Loans	$23,989	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	0.0%-41.2%, 12.8% 6.7%-9.5%, 9.1%
Foreclosed assets	$352	Sales comparison approach	Adjustment for differences between comparable sales	7.5%-7.5%, 7.5%

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

Originated and PNCI loans - The fair value of variable rate originated and PNCI loans is the current carrying value. The interest rates on these originated and PNCI loans are regularly adjusted to market rates. The fair value of other types of fixed rate originated and PNCI loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. The allowance for loan losses is a reasonable estimate of the valuation allowance needed to adjust computed fair values for credit quality of certain originated and PNCI loans in the portfolio.

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

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$70,023	$70,023	$81,086	$81,086
Cash at Federal Reserve and other banks	732,248	732,248	667,813	667,813
Level 2 inputs:
Restricted equity securities	9,647	9,647	9,647	9,647
Loans held for sale	7,931	7,931	12,053	12,053
Accrued interest receivable	7,201	7,201	6,636	6,636
Level 3 inputs:
Loans, net	1,492,495	1,572,687	1,522,175	1,607,044
Indemnification asset	1,807	1,807	1,997	1,997
Financial liabilities:
Level 2 inputs:
Deposits	2,285,550	2,287,439	2,289,702	2,291,841
Accrued interest payable	975	975	1,036	1,036
Other borrowings	8,125	8,125	9,197	9,197
Junior subordinated debt	41,238	28,454	41,238	28,042

	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$559,162	$5,592	$557,254	$5,573
Standby letters of credit	2,004	20	2,905	29
Overdraft privilege commitments	71,288	713	69,675	697

Note 28—TriCo Bancshares Condensed Financial Statements (Parent Only)

Condensed Balance Sheets	March 31, 2013	December 31, 2012
	(In thousands)
Assets
Cash and Cash equivalents	$2,497	$2,511
Investment in Tri Counties Bank	273,794	267,118
Other assets	1,238	1,238

Total assets	$277,529	$270,867

Liabilities and shareholders’ equity
Other liabilities	$261	$270
Junior subordinated debt	41,238	41,238

Total liabilities	41,499	41,508

Shareholders’ equity:
Common stock, no par value: authorized 50,000,000 shares; issued and outstanding 16,005,191 and 16,000,838 shares, respectively	85,995	85,561
Retained earnings	148,497	141,639
Accumulated other comprehensive loss, net	1,538	2,159

Total shareholders’ equity	236,030	229,359

Total liabilities and shareholders’ equity	$277,529	$270,867

Condensed Statements of Income	Three months ended March 31,
	2013	2012
	(In thousands)
Interest expense	$311	$338
Administration expense	145	131

Loss before equity in net income of Tri Counties Bank	(456)	(469)
Equity in net income of Tri Counties Bank:
Distributed	1,700	1,625
Under distributed	7,041	2,583
Income tax benefit	192	192

Net income	$8,477	$3,931

Condensed Statements of Comprehensive Income	Three months ended March 31,
	2013	2012
	(In thousands)
Net income	$8,477	$3,931
Other comprehensive loss, net of tax:
Decrease in unrealized gains on available-for-sale securities arising during the period	(621)	(153)

Other comprehensive loss	(621)	(153)

Comprehensive income	$7,856	$3,778

Condensed Statements of Cash Flows	Three months ended March 31,
	2013	2012
	(In thousands)
Operating activities:
Net income	$8,477	$3,931
Adjustments to reconcile net income to net cash provided by operating activities:
Under distributed equity in earnings of Tri Counties Bank	(7,041)	(2,583)
Stock option vesting expense	236	257
Stock option excess tax benefits	(20)	—
Net change in other assets and liabilities	(245)	(246)

Net cash provided by operating activities	1,407	1,359
Investing activities: None
Financing activities:
Stock option excess tax benefits	20	—
Cash dividends paid — common	(1,441)	(1,438)

Net cash used for financing activities	(1,421)	(1,438)

Net change in cash and cash equivalents	(14)	(79)

Cash and cash equivalents at beginning of year	2,511	706

Cash and cash equivalents at end of year	$2,497	$627

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2013, that the Company meets all capital adequacy requirements to which it is subject.

As of March 31, 2013, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that Management believes have changed the institution’s category. The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of March 31, 2013:
Total Capital (to Risk Weighted Assets):
Consolidated	$280,792	15.19%	147,908	8.0%	N/A	N/A
Tri Counties Bank	$278,540	15.08%	147,808	8.0%	$184,661	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$257,435	13.92%	73,954	4.0%	N/A	N/A
Tri Counties Bank	$255,199	13.81%	73,904	4.0%	$110,856	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$257,435	9.93%	103,710	4.0%	N/A	N/A
Tri Counties Bank	$255,189	9.85%	103,658	4.0%	$129,572	5.0%
As of December 31, 2012:
Total Capital (to Risk Weighted Assets):
Consolidated	$273,979	14.53%	$150,896	8.0%	N/A	N/A
Tri Counties Bank	$271,723	14.42%	$150,796	8.0%	$188,495	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$250,133	13.27%	$75,448	4.0%	N/A	N/A
Tri Counties Bank	$247,892	13.16%	$75,398	4.0%	$113,097	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$250,133	9.82%	$101,918	4.0%	N/A	N/A
Tri Counties Bank	$247,892	9.73%	$101,866	4.0%	$127,333	5.0%

Note 30—Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the quarters of 2012 and 2011, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2013 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis				$167
Discount accretion PCI – other				597
Discount accretion PNCI				766
Regular interest Purchased loans				3,074
All other loan interest income				19,468

Total loan interest income				24,072
Debt securities, dividends and interest bearing cash at Banks (not FTE)				1,734

Total interest income				25,806
Interest expense				1,237

Net interest income				24,569
Reversal of provision for loan losses				(1,108)

Net interest income after provision for loan losses				25,677
Noninterest income				10,218
Noninterest expense				21,601

Income before income taxes				14,294
Income tax expense				5,817

Net income				$8,477

Per common share:
Net income (diluted)				$0.53

Dividends				$0.09

	2012 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$42	$24	$108	$18
Discount accretion PCI – other	979	1,192	886	776
Discount accretion PNCI	841	591	1,391	1,286
Regular interest Purchased loans	3,226	3,251	3,439	3,420
All other loan interest income	19,157	20,472	19,968	19,429

Total loan interest income	24,245	25,530	25,792	24,929
Debt securities, dividends and interest bearing cash at Banks (not FTE)	1,898	1,935	2,152	2,235

Total interest income	26,143	27,465	27,944	27,164
Interest expense	1,372	1,834	2,010	2,128

Net interest income	24,771	25,631	25,934	25,036
Provision for loan losses	1,524	532	3,371	3,996

Net interest income after provision for loan losses	23,247	25,099	22,563	21,040
Noninterest income	10,011	9,127	10,577	8,265
Noninterest expense	25,126	25,590	24,367	22,915

Income before income taxes	8,132	8,636	8,773	6,390
Income tax expense	3,410	3,616	3,452	2,459

Net income	$4,722	$5,020	$5,321	$3,931

Per common share:
Net income (diluted)	$0.29	$0.31	$0.33	$0.25

Dividends	$0.09	$0.09	$0.09	$0.09

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

Critical Accounting Policies and Estimates

There have been no changes to the Company’s critical accounting policies during the three months ended March 31, 2013.

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

TRICO BANCSHARES

Financial Summary

(In thousands, except per share amounts; unaudited)

	Three months ended March 31,
	2012	2011
Net Interest Income (FTE)	$24,630	$25,101
Benefit (provision) for loan losses	1,108	(3,996)
Noninterest income	10,218	8,265
Noninterest expense	(21,601)	(22,915)
Provision for income taxes (FTE)	(5,878)	(2,524)

Net income	$8,477	$3,931

Earnings per share:
Basic	$0.53	$0.25
Diluted	$0.53	$0.25
Per share:
Dividends paid	$0.09	$0.09
Book value at period end	$14.75	$13.71
Tangible book value at period end	$13.71	$12.66
Average common shares outstanding	16,002	15,979
Average diluted common shares outstanding	16,091	16,043
Shares outstanding at period end	16,005	15,979
At period end:
Loans, net	$1,492,495	$1,465,633
Total assets	2,612,433	2,532,908
Total deposits	2,285,550	2,169,746
Other borrowings	8,125	69,074
Junior subordinated debt	41,238	41,238
Shareholders’ equity	$236,030	$219,038
Financial Ratios:
During the period (annualized):
Return on assets	1.30%	0.63%
Return on equity	14.51%	7.14%
Net interest margin[1]	4.05%	4.30%
Net loan charge-offs to average loans	0.43%	1.17%
Efficiency ratio[1]	62.0%	68.7%
Average equity to average assets	8.95%	8.76%
At period end:
Equity to assets	9.03%	8.65%
Total capital to risk-adjusted assets	15.19%	14.28%
Allowance for losses to loans[2]	2.81%	3.01%

[1]	Fully taxable equivalent (FTE)
[2]	Allowance for losses includes allowance for loan losses and reserve for unfunded commitments.

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

Following is a summary of the components of fully taxable equivalent (“FTE”) net income for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2013	2012
Net Interest Income (FTE)	$24,630	$25,101
Benefit from (provision for) loan losses	1,108	(3,996)
Noninterest income	10,218	8,265
Noninterest expense	(21,601)	(22,915)
Provision for income taxes (FTE)	(5,878)	(2,524)

Net income	$8,477	$3,931

Net Interest Income

The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2013	2012
Interest income	$25,806	$27,164
Interest expense	(1,237)	(2,128)
FTE adjustment	61	65
Net interest income (FTE)	$24,630	$25,101
Net interest margin (FTE)	4.05%	4.30%

Net interest income (FTE) during the first quarter of 2013 decreased $471,000 (1.9%) from the same period in 2012 to $24,630,000. The decrease in net interest income (FTE) was due primarily to a 31 basis point decrease in average yield on loans, and a $69,357,000 decrease in average balance of investments, that were partially offset by a $21,019,000 increase in the average balance of loans, and a $61,916,000 decrease in the average balance of other borrowings. The 31 basis point decrease in average loan yields reduced net interest income by $1,200,000 while the decrease in average investment balances reduced net interest income by $549,000 from the year ago period. The increase in average loan balances added $343,000 to net interest income, and the decrease in average other borrowings added $536,000 to net interest income when compared to the year ago period. Accretion of loan purchase discounts totaling $1,530,000 and $2,080,000 are included in net interest income for the three months ended March 31, 2013 and 2012, respectively. For more information related to the loan interest income and loan purchase discount accretion, see Note 30 to the consolidated financial statements at Part I, Item 1 of this report. The Company’s ability to deploy excess deposits into some interest-earning asset other than short-term low-yield interest-earning cash at the Federal Reserve Bank has been limited. This limitation is the result of weak loan demand and investment and loan yields that have been relatively low given their credit and interest rate risk profiles.

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

	For the three months ended
	March 31, 2013			March 31, 2012
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$1,548,565	$24,072	6.22%	$1,527,536	$24,929	6.53%
Investment securities—taxable	156,057	1,187	3.04%	224,737	1,759	3.13%
Investment securities—nontaxable	8,884	162	7.29%	9,561	173	7.24%
Cash at Federal Reserve and other banks	721,424	446	0.25%	573,008	368	0.26%

Total interest-earning assets	2,434,930	25,867	4.25%	2,334,842	27,229	4.66%
Other assets	174,864			179,699

Total assets	$2,609,794			$2,514,541

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$520,507	141	0.11%	$439,786	217	0.20%
Savings deposits	782,173	271	0.14%	790,590	297	0.15%
Time deposits	333,556	513	0.62%	402,985	670	0.67%
Other borrowings	8,188	1	0.05%	70,104	606	3.46%
Junior subordinated debt	41,238	311	3.02%	41,238	338	3.28%

Total interest-bearing liabilities	1,685,662	1,237	0.29%	1,744,703	2,128	0.49%
Noninterest-bearing deposits	651,303			515,851
Other liabilities	39,150			33,621
Shareholders’ equity	233,679			220,366

Total liabilities and shareholders’ equity	$2,609,794			2,514,541

Net interest spread(1)			3.96%			4.17%
Net interest income and interest margin(2)		$24,630	4.05%		$25,101	4.30%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

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

	Three months ended March 31, 2013 compared with three months ended March 31, 2012
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$343	$(1,200)	$(857)
Investment securities	(549)	(34)	(583)
Cash at Federal Reserve and other banks	96	(18)	78

Total interest-earning assets	(110)	(1,252)	(1,362)

Increase (decrease) in interest expense:
Interest-bearing demand deposits	40	(116)	(76)
Savings deposits	(3)	(23)	(26)
Time deposits	(116)	(41)	(157)
Other borrowings	(536)	(69)	(605)
Junior subordinated debt	—	(27)	(27)

Total interest-bearing liabilities	(615)	(276)	(891)

Increase (decrease) in Net Interest Income	$505	$(976)	$(471)

Provision for Loan Losses

The provision for loan losses during any period is simply the sum of the allowance for loan losses required at the end of the period and any loan charge offs during the period, less the allowance for loan losses required at the beginning of the period, and less any loan recoveries during the period. See the Tables labeled “Allowance for loan losses – As of and three months ended March 31, 2013 and 2012” at Note 5 of Item 1 of this report for the components that make up the provision for loan losses for the three months ended March 31, 2013 and 2012.

The Company benefited from a $1,108,000 reversal of provision for loan losses in the first quarter of 2013 versus a $1,524,000 provision for loan losses in the fourth quarter of 2012, and a $3,996,000 provision for loan losses in the first quarter of 2012. As shown in the Table labeled “Allowance for loan losses – As of and three months ended March 31, 2013” at Note 5 of Item 1 of this report, all categories of loans except commercial real estate mortgage and C&I experienced a reversal of provision for loan losses during the three months ended March 31, 2013. These reversals of provision for loan losses during the first quarter of 2013 were due primarily to a decrease in the required allowance for loan losses as of March 31, 2013 when compared to the required allowance for loan losses as of December 31, 2012. The decrease in the required allowance for loan losses during the quarter ended March 31, 2013 was due primarily to reduced impaired loans, improvements in estimated cash flows and collateral values for the remaining and new impaired loans, and reductions in historical loss factors that, in part, determine the required loan loss allowance for performing loans in accordance with the Company’s allowance for loan losses methodology as described under the heading “Loans and Allowance for Loan Losses” at Note 1 of Item 1 of this report. These same factors were also present, to some extent, for commercial real estate mortgage and C&I loans, but were not sufficient to overcome the impact of the required additional reserves for new impaired loans in these categories during the three months ended March 31, 2013. For details of the change in nonperforming loans during the three months ended March 31, 2013 see the Table labeled “Changes in nonperforming assets during the three months ended March 31, 2013” under the heading “Asset Quality and Non-Performing Assets” below.

The provision for loan losses related to Originated and PNCI loans is based on management’s evaluation of inherent risks in these loan portfolios and a corresponding analysis of the allowance for loan losses. The provision for loan losses related to PCI loan portfolio is based on changes in estimated cash flows expected to be collected on PCI loans. Additional discussion on loan quality, our procedures to measure loan impairment, and the allowance for loan losses is provided under the heading “Asset Quality and Non-Performing Assets” below.

Management re-evaluates the loss ratios and other assumptions used in its calculation of the allowance for loan losses for its Originated and PNCI loan portfolios and makes changes as appropriate based upon, among other things, changes in loss rates experienced, collateral support for underlying loans, changes and trends in the economy, and changes in the loan mix. Management also re-evaluates expected cash flows used in its accounting for its PCI loan portfolio, including any required allowance for loan losses, on a quarterly basis and makes changes as appropriate based upon, among other things, changes in loan repayment experience, changes in loss rates experienced, and collateral support for underlying loans.

Noninterest Income

The following table summarizes the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended March 31,
	2013	2012
Service charges on deposit accounts	$3,140	$3,527
ATM fees and interchange	1,875	1,819
Other service fees	559	603
Mortgage banking service fees	416	372
Change in value of mortgage servicing rights	(61)	(369)

Total service charges and fees	5,929	5,952
Gain on sale of loans	2,294	1,650
Commissions on sale of nondeposit investment products	761	819
Increase in cash value of life insurance	426	450
Change in indemnification asset	(101)	(353)
(Loss) gain on disposition of fore closed assets	551	(358)
Other noninterest income	358	105

Total noninterest income	$10,218	$8,265

Noninterest income increased $1,953,000 (23.6%) to $10,218,000 in the three months ended March 31, 2013 when compared to the three months ended March 31, 2012. The increase in noninterest income was due primarily to a $909,000 increase in gain/loss on sale of foreclosed assets to $551,000, and a $644,000 increase in gain on sale of loans. The increase in gain on sale of foreclosed assets was due to a general increase in property values and sales activity from their lows during the financial crisis that started in 2008. The increase in gain on sale of loans was due to increased residential real estate loan refinance activity and our focus to service that activity.

Noninterest Expense

The following table summarizes the Company’s noninterest expense for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2013	2012
Salaries and related benefits:
Base salaries, net of deferred loan origination costs	$8,348	$8,159
Incentive compensation	1,286	1,375
Benefits and other compensation costs	3,327	3,228

Total salaries and related benefits	12,961	12,762

Other noninterest expense:
Occupancy	1,659	1,716
Equipment	1,034	1,117
Data processing and software	1,078	1,429
ATM network charges	496	567
Telecommunications	525	555
Postage	231	256
Courier service	167	189
Advertising and marketing	325	498
Assessments	606	606
Operational losses	117	116
Professional fees	486	423
Foreclosed asset expense	99	525
Provision for foreclosed asset losses	27	83
Change in reserve for unfunded commitments	(440)	(190)
Intangible amortization	52	53
Other	2,178	2,210
Total other noninterest expenses	8,640	10,153
Total noninterest expense	$21,601	$22,915

Average full time equivalent staff	743	731

Noninterest expense to revenue (FTE)	62.0%	68.7%

Salary and benefit expenses increased $199,000 (1.6%) to $12,961,000 during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Base salaries increased $189,000 (2.3%) to $8,348,000 during the three months ended March 31, 2013 versus the year ago period due mainly to a 1.7% increase in average full time equivalent staff to 743 and annual merit increases, that were substantially offset by a March 2012 reduction in temporary employee expense related to the Citizens acquisition in September 2011. Incentive and commission related salary expenses decreased $89,000 (6.5%) to $1,286,000 during three months ended March 31, 2013 due primarily to decreases in production related incentives. Benefits expense, including retirement, medical and workers’ compensation insurance, and taxes, increased $99,000 (3.1%) to $3,327,000 during the three months ended March 31, 2013 due primarily to the increase in average full time equivalent staff noted above.

Other noninterest expenses decreased $1,513,000 (14.9%) to $8,640,000 during the three months ended March 31, 2013 when compared to the three months ended March 31, 2012. The decrease in other noninterest expense was due primarily a $482,000 (79.3%) decrease in the provision for, and expenses related to, foreclosed assets, a $250,000 increase in reversal of provision for loan losses related to unfunded commitments from $190,000 to $440,000, a $216,000 (16.7%) decrease in data processing and software expense, and a $173,000 (34.7%) decrease in advertising and marketing expense. The decrease in foreclosed asset provision and expenses was due to increased property values and a reduction in foreclosed assets from $14,789,000 at March 31, 2012 to $6,124,000 at March 31, 2013. The increase in reversal of provision for loan losses related to unfunded commitments was due to a decrease in expected losses related to those commitments and the relative change in the amount unfunded commitment from year the previous year end. The decrease in data processing and software expense was due primarily to the absence of expenses associated with the system conversion in March 2012 from the Citizens acquisition in September 2011, and cost savings efforts in this area. The decrease in advertising and marketing expense from the year ago period was due to cost savings efforts in this area.

Income Taxes

The effective combined Federal and State income tax rate on income was 40.7% and 38.5% for the three months ended March 31, 2013 and 2012, respectively. The effective combined Federal and State income tax rate was greater than the Federal statutory tax rate of 35.0% due to State income tax expense of $1,488,000 and $623,000, respectively, in these periods. Tax-exempt income of $101,000 and $108,000, respectively, from investment securities, and $427,000 and $450,000, respectively, from increase in cash value of life insurance in these periods helped to reduce the effective combined Federal and State income tax rate from the combined Federal and State statutory income tax rate of approximately 42.0%. When comparing the three months ended March 31, 2013 to the three monts ended March 31, 2012, increaed net income before tax lessened the impact of tax exempt income in reducing the effective combined Federal and State income tax rate.

Financial Condition

Investment Securities

Investment securities available for sale decreased $18,573,000 to $144,454,000 as of March 31, 2013, as compared to December 31, 2012. This decrease is attributable to maturities of $17,286,000, a decrease in fair value of investments securities available for sale of $1,073,000, and amortization of net purchase price premiums of $214,000.

The following table presents the available for sale investment securities portfolio by major type as of March 31, 2013 and December 31, 2012:

(In thousands)	March 31, 2013		December 31, 2012
	Fair Value	%	Fair Value	%
Securities Available-for-Sale:
Obligations of U.S. government corporations and agencies	$133,964	92.8%	$151,701	93.1%
Obligations of states and political subdivisions	8,578	5.9%	9,421	5.8%
Corporate debt securities	1,912	1.3%	1,905	1.1%

Total securities available-for-sale	$144,454	100.0%	$163,027	100.0%

Additional information about the investment portfolio is provided in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements at Iem 1 of this report.

Restricted Equity Securities

Restricted equity securities were $9,647,000 at March 31, 2013 and $9,647,000 at December 31, 2012. The entire balance of restricted equity securities at March 31, 2013 and December 31, 2012 represent the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”).

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

The following table shows the Company’s loan balances, including net deferred loan costs, as of the dates indicated:

(In thousands)	March 31, 2013	December 31, 2012
Real estate mortgage	$1,010,249	$1,010,130
Consumer	376,063	386,111
Commercial	115,483	135,528
Real estate construction	30,567	33,054

Total loans	$1,532,362	$1,564,823

At March 31, 2013 loans, including net deferred loan costs, totaled $1,532,362,000 which was a $32,461,000 (2.1%) decrease over the balances at December 31, 2012. Demand for all categories of loans was weak during the three months ended March 31, 2013, and competition for that limited demand causes loan yields to decrease.

The following table shows the Company’s loan balances, including net deferred loan costs, as a percentage of total loans for the periods indicated:

	March 31, 2013	December 31, 2012
Real estate mortgage	65.9%	64.5%
Consumer	24.6%	24.7%
Commercial	7.5%	8.7%
Real estate construction	2.0%	2.1%

Total loans	100.0%	100.0%

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

Interest income on originated nonaccrual loans that would have been recognized during the months ended March 31, 2013 and 2012, if all such loans had been current in accordance with their original terms, totaled $1,129,000 and $1,587,000, respectively. Interest income actually recognized on these originated loans during the three months ended March 31, 2013 and 2012 was $30,000 and $30,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the three months ended March 31, 2013 and 2012, if all such loans had been current in accordance with their original terms, totaled $67,000 and $65,000, respectively. Interest income actually recognized on these PNCI loans during the three months ended March 31, 2013 and 2012 was $4,000 and $34,000.

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

The following tables set forth the amount of the Bank’s nonperforming assets as of the dates indicated. For purposes of the following table, “PCI – other” loans that are 90 days past due and still accruing are not considered nonperforming loans. “Performing nonaccrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

	March 31, 2013	December 31, 2012
(In thousands)
Performing nonaccrual loans	$50,192	$49,045
Nonperforming nonaccrual loans	13,581	23,471

Total nonaccrual loans	63,773	72,516
Originated and PNCI loans 90 days past due and still accruing	190	—

Total nonperforming loans	63,963	72,516
Noncovered foreclosed assets	4,587	5,957
Covered foreclosed assets	1,537	1,541

Total nonperforming assets	$70,087	$80,014

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$108	$131
Indemnified portion of covered foreclosed assets	$1,230	$1,233
Nonperforming assets to total assets	2.68%	3.07%
Nonperforming loans to total loans	4.17%	4.63%
Allowance for loan losses to nonperforming loans	62%	59%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	5.12%	5.30%

The following tablee sets forth the amount of the Bank’s nonperforming assets as of the dates indicated. For purposes of the following table, PCI loans that are ninety days past due and still accruing are not considered nonperforming loans:

	March 31, 2013
(In thousands)	Originated	PNCI	PCI –cash basis	PCI -other	Total
Performing nonaccrual loans	$41,075	$1,660	$7,457	—	$50,192
Nonperforming nonaccrual loans	13,498	43	40	—	13,581

Total nonaccrual loans	54,573	1,703	7,497	—	63,773
Originated and PNCI loans 90 days past due and still accruing	190	—	—	—	190

Total nonperforming loans	54,763	1,703	7,497	—	63,963
Non covered foreclosed assets	3,565	—	—	1,022	4,587
Covered foreclosed assets	—	—	—	1,537	1,537

Total nonperforming assets	$58,328	$1,703	$7,497	$2,559	$70,087

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$108	—	—	—	$108
Indemnified portion of covered foreclosed assets	—	—	—	$1,230	$1,230
Nonperforming assets to total assets					2.68%
Nonperforming loans to total loans	3.99%	1.80%	100%	0.00%	4.17%
Allowance for loan losses to nonperforming loans	60%	168%	14%	n/m	62%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	2.59%	14.31%	65.62%	24.20%	5.12%

	December 31, 2012
(In thousands)	Originated	PNCI	PCI –cash basis	PCI -other	Total
Performing nonaccrual loans	$38,646	$1,428	$8,971	—	$49,045
Nonperforming nonaccrual loans	23,123	348	—	—	23,471

Total nonaccrual loans	61,769	1,776	8,971	—	72,516
Originated and PNCI loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	61,769	1,776	8,971	—	72,516
Non covered foreclosed assets	5,172	—	—	785	5,957
Covered foreclosed assets	—	—	—	1,541	1,541

Total nonperforming assets	$66,941	$1,776	$8,971	$2,326	$80,014

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$131	—	—	—	$131
Indemnified portion of covered foreclosed assets	—	—	—	$1,233	$1,233
Nonperforming assets to total assets					3.07%
Nonperforming loans to total loans	4.42%	1.81%	100.00%	—	4.63%
Allowance for loan losses to nonperforming loans	58%	111%	12%	n/m	59%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	2.76%	13.78%	61.60%	24.63%	5.30%
n/m – not meaningful

The following table and narrative describe the activity in the balance of nonperforming assets during the three-month period ended March 31, 2013:

Changes in nonperforming assets during the three months ended March 31, 2013

(In thousands):	Balance at March 31, 2013	New NPA	Advances/ Capitalized Costs	Pay- downs / Sales	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at December 31, 2012
Real estate mortgage:
Residential	$4,570	$9	$5	($97)	($7)	($234)	—	$4,894
Commercial	36,064	2,724	—	(2,740)	(803)	(2,844)	—	39,727
Consumer
Home equity lines	14,968	739	27	(962)	(766)	(510)	(60)	16,500
Home equity loans	563	26	—	(11)	(26)	—	60	514
Auto indirect	167	48	1	(31)	(25)	—	—	174
Other consumer	68	84	—	(19)	(89)	—	—	92
Commercial	4,167	613	—	(396)	(790)	(2,115)	84	6,771
Construction:
Residential	3,126	9	—	(141)	(20)	(34)	—	3,312
Commercial	270	47	—	(164)	(61)	—	(84)	532

Total nonperforming loans	63,963	4,299	33	(4,561)	(2,587)	(5,737)	—	72,516
Noncovered foreclosed assets	4,587			(6,816)	(27)	5,473	—	5,957
Covered foreclosed assets	1,537			(268)		264	—	1,541

Total nonperforming assets	$70,087	$4,299	$33	($11,645)	($2,614)	—	—	$80,014

Nonperforming assets decreased during the first quarter of 2013 by $9,927,000 (12.4%) to $70,087,000 at March 31, 2013 compared to $80,014,000 at December 31, 2012. The decrease in nonperforming assets during the first quarter of 2013 was primarily the result of new nonperforming loans of $4,299,000, advances on existing nonperforming loans and capitalized costs on foreclosed assets of $33,000, less pay-downs or upgrades of nonperforming loans to performing status totaling $4,561,000, less dispositions of foreclosed assets totaling $7,084,000, less loan charge-offs of $2,587,000, and less write-downs of foreclosed assets of $27,000.

The primary causes of the $4,299,000 in new nonperforming loans during the first quarter of 2013 were increases of $9,000 on one residential real estate loan, $2,724,000 on six commercial real estate loans, $766,000 on 20 home equity lines and loans, $48,000 on eight indirect auto loans, $84,000 on 21 consumer loans, $613,000 on 14 C&I loans, $9,000 on one residential construction loan, and $47,000 on one commercial construction loan.

The $2,724,000 in new nonperforming commercial real estate loans was primarily comprised of one loan totaling $2,133,000 secured by a commercial retail building in northern California, and a $354,000 loan secured by a commercial office building in northern California.

Loan charge-offs during the three months ended March 31, 2013

In the first quarter of 2013, the Company recorded $2,587,000 in loan charge-offs and $184,000 in deposit overdraft charge-offs less $900,000 in loan recoveries and $198,000 in deposit overdraft recoveries resulting in $1,673,000 of net charge-offs. Primary causes of the charges taken in the first quarter of 2013 were gross charge-offs of $7,000 on one residential real estate loan, $803,000 on five commercial real estate loans, $792,000 on 22 home equity lines and loans, $25,000 on eight auto indirect loans, $89,000 on 24 other consumer loans, $613,000 on 15 C&I loans, $20,000 on two residential construction loans, and $61,000 on two commercial construction loans.

The $803,000 in charge-offs the bank took in its commercial real estate portfolio was primarily the result of a $734,000 charge on a loan secured by a commercial warehouse in central California. The remaining $69,000 was spread over four loans spread throughout the Company’s footprint.

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

During the three months ended March 31, 2013, the Company changed the method it uses to estimate net sale proceeds from real estate collateral sales when calculating the allowance for loan losses associated with impaired real estate collateral dependent loans. Previously, the Company used the greater of fifteen percent or actual estimated selling costs. Currently, the Company uses the actual estimated selling costs, and an adjustment to appraised value based on the age of the appraisal. These changes are intended to more accurately reflect the estimated net sale proceeds from the sale of impaired collateral dependent real estate loans. This change in methodology resulted in the allowance for loan losses as of March 31, 2013 being $494,000 more than it would have been without this change in methodology.

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

In addition to updating the method by which the estimated formula allowance required is calculated, management also improved the monitoring and risk recognition within its consumer portfolio. Previously, consumer loans with no identified credit weakness had a risk rating of “Pass” assigned, and this would generally only change if the loan went 90 days past due, at which time the risk rating was systematically downgraded to “Substandard” and the loan was placed in nonaccrual. For the period ended March 31, 2012, management has chosen to monitor consumer loans based on current credit score and assign a risk rating of “Special Mention” for those scores below a certain threshold. This change is primarily intended to more effectively monitor and manage the risk in the Company’s portfolio of consumer loans and lines of credit secured by junior liens on 1-4 family residential properties. We believe that the current credit score allows us to better account for increasing default risk in these types of loans. It is also the only reasonably available tool that can be used to attempt to monitor the performance of the senior lien on the associated properties, as the Company does not generally service both the 1st and 2nd loans in these instances. The result of this change in methodology resulted in an additional required formula allowance of $1,874,000. $1,596,000 of this additional requirement is specifically related to loans and lines of credit secured by junior liens on 1-4 family residential properties.

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

The Components of the Allowance for Loan Losses

The following table sets forth the Bank’s allowance for loan losses as of the dates indicated (in thousands):

	March 31, 2013	December 31, 2012
Allowance for originated and PNCI loan losses:
Specific allowance	$5,045	$4,505
Formula allowance	27,001	29,314
Environmental factors allowance	3,519	3,919

Allowance for originated and PNCI loan losses	35,565	37,738
Allowance for PCI loan losses	4,302	4,910

Allowance for loan losses	$39,867	$42,648

Allowance for loan losses to loans	2.60%	2.73%

Based on the current conditions of the loan portfolio, management believes that the $39,867,000 allowance for loan losses at March 31, 2013 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for loan losses between loan types as of the dates indicated:

(In thousands)	March 31, 2013	December 31, 2012
Real estate mortgage	$12,753	$12,305
Consumer	21,171	23,461
Commercial	4,235	4,703
Real estate construction	1,708	2,179

Total allowance for loan losses	$39,867	$42,648

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total allowance for loan losses as of the dates indicated:

(In thousands)	March 31, 2013	December 31, 2012
Real estate mortgage	32.0%	28.9%
Consumer	53.1%	55.0%
Commercial	10.6%	11.0%
Real estate construction	4.3%	5.1%

Total allowance for loan losses	100.0%	100.0%

The following table summarizes the allocation of the allowance for loan losses as a percentage of the total loans for each loan category as of the dates indicated:

(In thousands)	March 31, 2013	December 31, 2012
Real estate mortgage	1.26%	1.22%
Consumer	5.63%	6.08%
Commercial	3.67%	3.47%
Real estate construction	5.59%	6.59%

Total allowance for loan losses	2.60%	2.73%

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (in thousands):

	Three months ended March 31,
	2013	2012
Allowance for loan losses:
Balance at beginning of period	$42,648	$45,914
Provision for loan losses	(1,108)	3,996
Loans charged off:
Real estate mortgage:
Residential	(7)	(223)
Commercial	(803)	(1,305)
Consumer:
Home equity lines	(766)	(2,625)
Home equity loans	(26)	(41)
Auto indirect	(25)	(40)
Other consumer	(273)	(339)
Commercial	(790)	(281)
Construction:
Residential	(20)	(68)
Commercial	(61)	—

Total loans charged off	(2,771)	(4,922)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	—	—
Commercial	353	36
Consumer:
Home equity lines	290	63
Home equity loans	9	3
Auto indirect	85	57
Other consumer	224	255
Commercial	70	50
Construction:
Residential	61	—
Commercial	6	—

Total recoveries of previously charged off loans	1,098	464

Net charge-offs	(1,673)	(4,458)

Balance at end of period	$39,867	$45,452

	Three months ended March 31,
	2013	2012
Reserve for unfunded commitments:
Balance at beginning of period	$3,615	$2,740
Provision for losses – unfunded commitments	(440)	(190)

Balance at end of period	$3,175	$2,550

Balance at end of period:
Allowance for loan losses	$39,867	$45,452
Reserve for unfunded commitments	3,175	2,550

Allowance for loan losses and Reserve for unfunded commitments	$43,042	$48,002

As a percentage of total loans at end of period:
Allowance for loan losses	2.60%	3.01%
Reserve for unfunded commitments	0.21%	0.17%

Allowance for loan losses and Reserve for unfunded commitments	2.81%	3.18%

Average total loans	$1,548,555	$1,527,536
Ratios (annualized):
Net charge-offs during period to average loans outstanding during period	0.43%	1.17%
(Benefit from) provision for loan losses to average loans outstanding	(0.29%)	1.05%

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the years indicated (in thousands):

	Balance at March 31, 2013	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at December, 2012
(In thousands):
Noncovered:
Land & Construction	$1,549	—	—	(158)	$(3)	$34	—	$1,676
Residential real estate	1,805	—	—	(657)	(24)	744	—	1,742
Commercial real estate	1,233	—	—	(6,001)	—	4,695	—	2,539

Total noncovered	4,587	—	—	(6,816)	(27)	5,473	—	5,957

Covered:
Land & Construction	445	—	—	(267)	—	—	—	712
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	1,092	—	—		—	263	—	829

Total covered	1,537	—	—	(267)	—	263	—	1,541

Total foreclosed assets	$6,124	—	—	$(7,083)	$(27)	$5,736	—	$7,498

Premises and Equipment

Premises and equipment were comprised of:

	March 31, 2013	December 31, 2012
	(In thousands)
Land & land improvements	$5,905	$5,929
Buildings	23,104	23,090
Furniture and equipment	25,778	25,877

	54,787	54,896
Less: Accumulated depreciation	(32,712)	(32,101)

	22,075	22,795
Construction in progress	7,393	4,190

Total premises and equipment	$29,468	$26,985

During the three months ended March 31, 2013, premises and equipment increased $2,483,000 due to purchases of $3,241,000, that were partially offset by depreciation of $741,000 and disposals of premises and equipment with net book value of $17,000. Included in the $3,241,000 of purchases during the three months ended March 31, 2013 is $3,049,000 related to the Company’s new campus and operations center in Chico, CA. As of March 31, 2013 the campus and operations center had a cost basis as follows: land & land improvements $427,000, building $6,860,000, and furniture and equipment $1,404,000. Upon its estimated completion in the second quarter of 2013, the campus and operations center is expected to have an approximate cost basis as follows: land & land improvements $427,000, building $8,373,000, and furniture and equipment $2,493,000.

Intangible Assets

Intangible assets were comprised of the following as of the dates indicated:

(In thousands)	March 31, 2013	December 31, 2012
Core-deposit intangible	$1,040	$1,092
Goodwill	15,519	15,519

Total intangible assets	$16,559	$16,820

The core-deposit intangible assets resulted from the Bank’s acquisitions of Citizens in 2011 and Granite in 2010. The goodwill intangible asset resulted from the North State National Bank acquisition in 2003. Amortization of core deposit intangible assets amounting to $52,000 and $53,000 were recorded during the three months ended March 31, 2013 and 2012, respectively.

Deposits

Deposits at March 31, 2013 decreased $4,152,000 (0.2%) from 2012 year-end balances to $2,285,550,000. Included in the March 31, 2013 and December 31, 2012 certificate of deposit balances is $5,000,000 from the State of California. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally favorable to other wholesale funding sources available to the Bank. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report. See Note 13 to the consolidated financial statements at Item 1 of this report for information about the Company’s deposits.

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

The Company adopted and announced a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. The Company did not repurchase any shares during the three months ended March 31, 2013. This plan has no stated expiration date for the repurchases. As of March 31, 2013, the Company had repurchased 166,600 shares under this plan, which left 333,400 shares available for repurchase under the plan. Shares that are repurchased in accordance with the provisions of a Company stock option plan or equity compensation plan are not counted against the number of shares repurchased under the repurchase plan adopted on August 21, 2007.

The Company’s primary capital resource is shareholders’ equity, which was $236,030,000 at March 31, 2013. This amount represents an increase of $6,671,000 from December 31, 2012, the net result of comprehensive income for the period of $7,856,000, and the effect of stock option vesting and tax benefits of $256,000, and the exercise of stock options of $262,000, that were partially offset by dividends paid of $1,441,000, and the repurchase of common stock as it was tendered in lieu of cash to exercise stock options of $262,000. The Company’s ratio of equity to total assets was 9.03% and 8.79% as of March 31, 2013 and December 31, 2012, respectively.

The following summarizes the Company’s ratios of capital to risk-adjusted assets as of the dates indicated:

	As of	As	Minimum
	March 31,	December 31,	Regulatory
	2013	2012	Requirement
Total Capital	15.19%	14.53%	8.00%
Tier I Capital	13.92%	13.27%	4.00%
Leverage ratio	9.93%	9.82%	4.00%

See Note 19 and Note 29 to the consolidated financial statements at Item 1 of this report for additional information about the Company’s capital resources.

Liquidity

The Bank’s principal source of asset liquidity is cash at Federal Reserve and other banks and marketable investment securities available for sale. At March 31, 2013, cash at Federal Reserve and other banks in excess of reserve requirements and investment securities available for sale totaled $911,192,000, representing an increase of $30,860,000 (3.5%) from December 31, 2012. In addition, the Company generates additional liquidity from its operating activities. The Company’s profitability during the first three months of 2013 generated cash flows from operations of $13,285,000 compared to $17,953,000 during the first three months of 2012. Maturities of investment securities produced cash inflows of $17,286,000 during the three months ended March 31, 2013 compared to $20,060,000 for the three months ended March 31, 2012. During the three months ended March 31, 2013, the Company did not invest in any securities and received $25,051,000 of net loan principal reductions, compared to $3,588,000 invested in securities and $33,795,000 of net loan principal reductions, respectively, during the first three months of 2012. Proceeds from the sale of foreclosed assets accounted for $7,635,000 and $3,021,000 of investing sources of funds during the three months ended March 31, 2013 and 2012, respectively. These changes in investment and loan balances, and proceeds from sale of foreclosed assets, contributed to net cash provided by investing activities of $46,732,000 during the three months ended March 31, 2013, compared to net cash provided by investing activities of $52,227,000 during the three months ended March 31, 2012. Financing activities used net cash of $6,645,000 during the three months ended March 31, 2013, compared to net cash used by financing activities of $25,695,000 during the three months ended March 31, 2012. Deposit balance decreases accounted for $4,152,000 of financing uses of funds during the three months ended March 31, 2013, compared to $20,790,000 of financing uses of funds during the three months ended March 31, 2012. Net decreases in short-term other borrowings accounted for $1,072,000 and $3,467,000 of financing uses of funds during the three months ended March 31, 2013 and 2012, respectively. Dividends paid used $1,441,000 and $1,438,000 of cash during the three months ended March 31, 2013 and 2012, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of March 31, 2013 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

During the quarter ended March 31, 2013, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

See Note 18, Commitments and Contingencies, for a discussion of the Company’s involvement in litigation.

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I—Item 1A—Risk Factors” in our Form 10-K for the year ended December 31, 2012 which are incorporated by reference herein. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information concerning the common stock repurchased by the Company during the three months ended March 31, 2013 pursuant to the Company’s stock repurchase plan adopted on August 21, 2007, which is discussed in more detail under “Capital Resources” in this report and is incorporated herein by reference:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
Jan. 1-31, 2013	—	—	—	333,400
Feb. 1-28, 2013	—	—	—	333,400
Mar. 1-31, 2013	—	—	—	333,400

Total	—	—	—	333,400

Item 6 – Exhibits

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Granite Community Bank, N.A., Granite Bay, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of May 28, 2010, and related addendum filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 3, 2010.

2.2	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Citizens Bank of Northern California, Nevada City, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of September 23, 2011, and related addendum, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 27, 2011.

3.1	Restated Articles of Incorporation, filed as Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 16, 2009.

3.2	Bylaws of TriCo Bancshares, as amended, filed as Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed February 17, 2011.

4.1	Certificate of Determination of Preferences of Series AA Junior Participating Preferred Stock filed as Exhibit 3.3 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

4.2	Rights Agreement dated as of June 25, 2001 between TriCo Bancshares and Mellon Investor Services LLC (incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A filed on July 5, 2001).

Item 6 – Exhibits (continued)

4.3	Amendment to Rights Agreement dated as of July 8, 2011 between TriCo Bancshares and BNY Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 8, 2011).

4.4	Amended and Restated Form of Right Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on July 8, 2011).

10.2*	Form of Change of Control Agreement dated as of August 23, 2005, between TriCo, Tri Counties Bank and each of Dan Bailey, Bruce Belton, Craig Carney, Richard O’Sullivan, Thomas Reddish, and Ray Rios filed as Exhibit 10.2 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.5*	TriCo’s 1995 Incentive Stock Option Plan filed as Exhibit 4.1 to TriCo’s Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063).

10.6*	TriCo’s 2001 Stock Option Plan, as amended, filed as Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.7*	TriCo’s 2009 Equity Incentive plan, as amended, filed as Exhibit 10.2 to TriCo’s Form 8-K filed April 3, 2013.

10.8*	Amended Employment Agreement between TriCo and Richard Smith dated as of March 28, 2013 filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2013.

10.9*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 filed as Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.10*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 filed as Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.11*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 filed as Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.13*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 filed as Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.14*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 filed as Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.15*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 filed as Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.16*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 filed as Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.17*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith, filed as Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.18*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin, filed as Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.19*	Form of Tri-Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish, filed as Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.20*	Form of Tri-Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin, filed as Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.21*	Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of the directors of TriCo Bancshares/Tri Counties Bank effective on the date that each director is first elected, filed as Exhibit 10.18 to TriCo’S Annual Report on Form 10-K for the year ended December 31, 2003.

10.22*	Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of Dan Bailey, Craig Carney, Richard O’Sullivan, Thomas Reddish, Ray Rios, and Richard Smith filed as Exhibit 10.21 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

21.1	Tri Counties Bank, a California banking corporation, TriCo Capital Trust I, a Delaware business trust, and TriCo Capital Trust II, a Delaware business trust, are the only subsidiaries of Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRICO BANCSHARES (Registrant)

Date: May 10, 2013	/s/ Thomas J. Reddish
Thomas J. Reddish
Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)